Form 10QSB
period 1995-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1995-11-08
CIK 811808

FORM 10 - QSB


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended      September, 30, 1995
                                   ---------------------------

                    Commission File Number      0-16587
                                           -------------------

                       South Branch Valley Bancorp, Inc.
            (Exact name of registrant as specified in its charter)

             West Virginia                            55-0672148
-------------------------------------------------------------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification No.)

                             310 North Main Street
                           Moorefield, West Virginia       26836
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                            (304)   538-2353
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----     ----

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

378,510 common shares were outstanding as of October 31, 1995.

Transitional Small Business Disclosure Format (check one):
Yes           No   X
    -------      -----

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY

                                     INDEX

Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Consolidated balance sheets
            September 30, 1995 (unaudited) and
            December 31, 1994................................................3

            Consolidated statements of
            income for the three months and nine
            months ended September 30, 1995, and
            1994 (unaudited).................................................4

            Consolidated statements of
            cash flows for the nine months ended
            September 30, 1995 and 1994 (unaudited)........................5-6

            Consolidated statements of
            shareholders' equity for the three
            months and nine months ended September 30,
            1995 and 1994 (unaudited)........................................7

            Notes to consolidated financial
            statements (unaudited).........................................8-9


            Item 2. Management's Discussion and
            Analysis of Financial Condition and Results
            of Operations................................................10-14

      II.   OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K.......................15


            Signatures......................................................16

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                       September 30,     December 31,
                                                            1995             1994
                                                        (Unaudited)            *
ASSETS                                                ----------------     ------------
Cash and due from banks                                     $2,121,023       $2,152,919
Interest bearing deposits with other banks                   2,224,863        1,733,700
Federal funds sold                                             184,047              ---
Securities available for sale                               25,918,489       23,388,488
Securities held to maturity (estimated fair
    value 1995 $3,456,390; 1994 $3,414,764)                  3,418,790        3,165,939
Loans, net                                                  67,186,639       63,224,441
Bank premises and equipment, net                             2,434,837        1,587,965
Accrued interest receivable                                    999,142          883,058
Other assets                                                   231,098          497,810
                                                      ----------------     ------------
Total Assets                                              $104,718,928      $96,634,320
                                                      ================     ============


LIABILITIES
Non-interest bearing deposits                               $7,659,258       $8,047,012
Interest bearing deposits                                   84,432,515       76,930,853
                                                      ----------------     ------------
    Total deposits                                          92,091,773       84,977,865

Short-term borrowings                                        1,000,000        1,700,000
Other liabilities                                              761,469          578,315
                                                      ----------------     ------------
Total Liabilities                                           93,853,242       87,256,180
                                                      ----------------     ------------
Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 382,625 shares                       956,562          956,562
Surplus                                                        685,534          685,534
Net unrealized gain (loss) on securities                       126,293         (547,100)
Retained earnings                                            9,264,267        8,450,114
Less cost of shares acquired for the
   treasury 1995, 4,115; and 1994 4,115                       (166,970)        (166,970)
                                                      ----------------     ------------
Total Shareholders' Equity                                  10,865,686        9,378,140
                                                      ----------------     ------------
Total Liabilities and
Shareholders' Equity                                      $104,718,928      $96,634,320
                                                      ================     ============



* December 31, 1994 financial information has been extracted from audited financial statements.

See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months ended September 30, 1995 and 1994
(Unaudited)

                                                        Three Months Ended                      Nine Months Ended
                                                        September 30,    September 30,          September 30,    September 30,
                                                            1995             1994                   1995              1994
                                                      ---------------- ----------------        ----------------  --------------
Interest income:
   Interest and fees on loans                               $1,688,555       $1,495,557              $4,841,827      $4,294,262
   Interest on securities:
     Taxable                                                   457,647          436,115               1,316,430       1,318,850
     Tax-exempt                                                 40,948           36,566                 118,539         117,247
   Interest on federal funds sold                                8,368           10,211                  40,308          36,867
                                                      ----------------     ------------        ----------------    ------------
     Total interest income                                   2,195,518        1,978,449               6,317,104       5,767,226
                                                      ----------------     ------------        ----------------    ------------
Interest expense:
   Interest on deposits                                      1,044,353          823,114               2,910,256       2,388,980
   Interest on borrowed funds                                    8,852              ---                  37,354             588
                                                      ----------------     ------------        ----------------    ------------
     Total interest expense                                  1,053,205          823,114               2,947,610       2,389,568
                                                      ----------------     ------------        ----------------    ------------
       Net interest income                                   1,142,313        1,155,335               3,369,494       3,377,658
   Provision for loan losses                                     5,000           30,000                  55,000         120,000
                                                      ----------------     ------------        ----------------    ------------
     Net interest income after
       provision for loan losses                             1,137,313        1,125,335               3,314,494       3,257,658
                                                      ----------------     ------------        ----------------    ------------
Non-interest income:
   Insurance commissions                                        31,543           42,264                  78,808          74,327
   Trust department income                                          --               --                     508          12,208
   Service fee income                                           53,430           55,521                 156,648         158,289
   Securities gains (losses)                                   (17,292)          (2,362)                (19,147)          2,154
   Other income                                                 11,083            4,915                  34,854          27,772
                                                      ----------------     ------------        ----------------    ------------
     Total other income                                         78,764          100,338                 251,671         274,750
                                                      ----------------     ------------        ----------------    ------------
Non-interest expense:
   Salaries and employee benefits                              382,356          367,194               1,164,266       1,108,958
   Net occupancy expense of premises                            30,077           28,438                  87,750          88,636
   Equipment expense                                            39,359           34,728                 120,681         120,267
   FDIC insurance premiums                                      (5,692)          48,069                  91,269         156,572
   Other expenses                                              211,177          224,448                 654,721         665,552
                                                      ----------------     ------------        ----------------    ------------
      Total other expense                                      657,277          702,877               2,118,687       2,139,985
                                                      ----------------     ------------        ----------------    ------------

Income before income tax expense                               558,800          522,796               1,447,478       1,392,423

   Income tax expense                                          186,203          191,457                 508,417         457,745
                                                      ----------------     ------------        ----------------    ------------

Net income                                                    $372,597         $331,339                $939,061        $934,678
                                                      ================     ============        ================    ============

Earnings per common share (Note 2)                               $0.98            $0.87                   $2.48           $2.45
                                                      ================     ============        ================    ============

Dividends per common share                                        $---             $---                   $0.33           $0.30
                                                      ================     ============        ================    ============

See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended September 30, 1995 and 1994
 (Unaudited)

                                                                        Nine Months Ended
                                                                        September 30,  September 30,
                                                                            1995           1994
                                                                     ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $939,061      $934,678
     Adjustments to reconcile net earnings to net
     cash provided by operating activitites:
       Depreciation                                                         111,275        96,484
       Provision for loan losses                                             55,000       120,000
       Securities (gains) losses                                             19,147        (2,154)
       (Gain) on sale of other assets                                            --        (6,064)
       Provision for deferred income tax expense(benefit)                    21,648       (30,164)
       (Increase) in accrued income receivable                             (116,084)      (80,606)
       Amortization of security premiums and
         (accretion of discounts), net                                       73,115        97,327
       (Increase)  in other assets                                          (89,031)       (2,807)
        Increase  in other liabilities                                      104,092        59,199
                                                                     -------------------------------
       Net cash provided by operating activities                          1,118,223     1,185,893
                                                                     -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities of securities held to maturity              100,000       300,000
       Purchases of securities held to maturity                            (615,567)           --
       Proceeds from sales of securities available for sale               2,030,688     2,010,156
       Proceeds from maturities of securities available for sale          2,075,000     2,375,000
       Purchases of securities available for sale                        (5,724,686)   (5,861,242)
       Principal payments received on securities held to maturity           254,883       825,066
       Principal payments received on securities available for sale          99,518        97,482
       (Increase) decrease in Federal funds sold, net                      (184,047)      525,000
       Principal collected on (loans to customers), net                  (4,025,598)   (4,188,287)
       (Purchase of) proceeds from interest bearing
           deposits with other banks                                       (491,163)      575,851
       Purchase of Bank premises and equipment                             (958,147)     (310,927)
       Proceeds from the sale of other assets                                    --        69,500
                                                                     -------------------------------
         Net cash provided by (used in) investing activities             (7,439,119)   (3,582,401)
                                                                     -------------------------------



Continued

See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY  BANCORP,  INC., AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF CASH FLOWS - Continued
For the Nine Months Ended September 30, 1995 and 1994


                                                                        Nine Months Ended
                                                                       September 30,   September 30,
                                                                            1995           1994
CASH FLOWS FROM FINANCING ACTIVITIES                                 --------------- ---------------
      Net increase  in demand deposits, NOW and savings accounts          3,123,228     4,045,029
      Proceeds from sales of (payments for matured) time deposits,
       net                                                                3,990,680    (1,776,654)
      Net (decrease) in short-term borrowings                              (700,000)           --
      Dividends paid                                                       (124,908)     (114,788)
      Purchase of treasury stock                                                 --      (166,970)
                                                                     --------------- -------------
      Net cash provided by (used in) financing activities                 6,289,000     1,986,617
                                                                     --------------- -------------

      Increase (decrease) in cash and due from banks                        (31,896)     (409,891)


      Cash and due from banks:
            Beginning                                                     2,152,919     2,609,124
                                                                     --------------- -------------

            Ending                                                       $2,121,023    $2,199,233
                                                                     =============== =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Cash payments for:
          Interest paid to depositors                                    $2,824,075    $2,384,423
                                                                     =============== =============

          Income taxes                                                     $559,222      $408,411
                                                                     =============== =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
       Other real estate acquired in settlement of loans                     $8,400       $38,800
                                                                     =============== =============











See Notes to  Consolidated  Financial  Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months and Nine Months ended September 30, 1995 and 1994
 (Unaudited)

                                                      Three Months Ended
                                                      ----------------  -----------------
                                                       September 30,     September 30,
                                                            1995             1994
                                                      ----------------  -----------------
Balance, beginning of period                               $10,512,831       $9,432,817

 Net income                                                    372,597          331,339

Purchase of treasury stock                                         ---         (166,970)
 Change in net unrealized gain (loss)
   on securities                                               (19,742)        (165,781)
                                                      -----------------    -------------
Balance, September 30                                      $10,865,686       $9,431,405
                                                      =================    =============

                                                      Nine Months Ended
                                                      ----------------  ----------------
                                                       September 30,     September 30,
                                                            1995             1994
                                                      ----------------  ----------------
Balance, beginning of period                                $9,378,140       $9,079,746

   Net income                                                  939,061          934,678

   Cash dividends declared                                    (124,908)        (114,788)

 Net unrealized gain (loss) on
   securities available for sale upon
   adoption of SFAS No. 115                                        ---          431,220

 Change in net unrealized gain (loss)
   on securities                                               673,393         (732,481)

 Purchase of treasury stock                                        ---         (166,970)
                                                      -----------------    -------------
Balance, September 30                                      $10,865,686       $9,431,405
                                                      =================    =============



See Notes to Consolidated Financial Statements

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1.   Basis of Presentation

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

 Note 2.  Earnings Per Share

          Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the nine month period ending September 30, 1995 were 378,510 and were 382,010 for the same period of 1994. The weighted average shares outstanding for the three month period ending September 30, 1995 were 378,510 and were 380,780 for the same period of 1994.

Note 3.   Adoption of New Accounting Pronouncement

          Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114,"Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Under SFAS No. 114, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not materially impact the Company's financial condition or results of operations.

Note 4.   Acquisition of Bank Branch

          On July 18, 1995, the Company preliminarily agreed to purchase certain assets and assume certain liabilities of a branch banking facility located in Petersburg, West Virginia presently owned by another unaffiliated bank holding company. The acquisition of this branch is not expected to materially impact the company's financial condition and results of its operations. As of this writing, management expects to finalize the transaction to purchase the Petersburg branch office on November 15, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            INTRODUCTION AND SUMMARY

          The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. and its wholly owned subsidiary, South Branch Valley National Bank, as of September 30, 1995. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

          Net income for the third quarter of 1995 was $373,000, a 12.7% increase from the third quarter earnings of 1994 which totaled $331,000. This translated to $.98 earned per share during the third quarter of 1995 compared to $.87 during the third quarter of 1994.

          Net income for the nine months ended September 30, 1995 totaled $939,000, which is a $4,000 or .4% increase from the $935,000 earned in the first nine months of 1994. Annualized return on average assets for 1995 was 1.25% as compared to 1.30% at September 30, 1994. Earnings per share increased from $2.45 for the first nine months of 1994 to $2.48 for the first nine months of 1995.

                             RESULTS OF OPERATIONS

     Net Interest Income
     -------------------

          For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1995 and 1994. The amounts of tax equivalent adjustments were $28,000 in 1995 and $36,000 in 1994. For the nine months ended September 30, 1995, the Company's net interest income, as adjusted, decreased $16,000 or .5% to $3,397,000 as compared with $3,413,000 for the nine months ended September 30, 1994. Correspondingly, the Company's net interest yield on earning assets decreased 28 basis points from 4.98% at September 30, 1994 to 4.70% for the nine months ended September 30, 1995. Management feels that this decrease is due primarily to a competitive local market for loans and deposits which has caused a general lowering of rates on loans and increase in rates on deposits. Pressures on the net interest yield remain a concern. A detailed analysis of the net interest yield is shown on Table I.

South Branch Valley Bancorp, Inc. and Subsidiary
-------------------------------------------------------------------------------
Table I - Average Distribution Of Assets, Liabilities And Shareholders'
 Equity, Interest Earnings & Expenses, and Average Rates

                             September 30, 1995                        September 30, 1994
                            -------------  ----------- ---------       -----------  ---------- --------
  (In thousands of dollars)   AVERAGE      EARNINGS/    YIELD/         AVERAGE      EARNINGS/   YIELD/
                             BALANCES       EXPENSE      RATE          BALANCES     EXPENSE      RATE
                            -------------  ----------- ---------       -----------  ---------- --------
ASSETS
Interest earning assets
  Loans, net of unearned
    interest                    $64,993       $4,842      9.93%          $60,189      $4,294      9.51%
  Securities
    Taxable                      25,745        1,216      6.30%           25,657       1,220      6.34%
    Tax-exempt                    2,756          147      7.11%            2,378         153      8.58%
Interest bearing deposits
  with other banks                1,943          100      6.86%            1,902          99      6.94%
Federal funds sold                  842           40      6.33%            1,278          37      3.86%
                               --------      -------     ------         --------     -------   --------
Total interest earning
assets                           96,279        6,345      8.79%           91,404       5,803      8.46%

Noninterest earning assets        3,928                                    4,251
                               --------                                 --------
    Total assets               $100,207                                  $95,655
                               ========                                 ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits             $17,267         $465      3.59%          $15,274        $319      2.78%
  Regular savings                13,123          330      3.35%           13,835         322      3.10%
  Time savings                   50,531        2,116      5.58%           48,618       1,748      4.79%
  Short-term borrowings             915           37      5.39%                8           1      4.25%
                            -----------      -------   --------         --------     -------    -------
                                 81,836        2,948      4.80%           77,735       2,390      4.10%
Noninterest bearing
liabilities
  Demand deposits                 7,649                                    7,939
  Other liabilities                 660                                      581
                            -----------                                 --------
    Total liabilities            90,145                                   86,255

Shareholders' equity             10,062                                    9,400
                            -----------                                 --------
  Total liabilities and
    shareholders' equity       $100,207                                  $95,655
                            ===========                                 ========

NET INTEREST EARNINGS                         $3,397                                  $3,413
                                            ========                                ========

NET INTEREST YIELD ON
EARNING ASSETS                                            4.70%                                   4.98%
                                                       ========                                ========

Provision for Loan Losses and Loan Quality

          An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first nine months of this year totaled $55,000 compared to $120,000 for the nine months ended September 30, 1994. At September 30, 1995 the reserve for loan losses totaled $860,000 or 1.3% of net loans compared to $1,023,000 or 1.6% of net loans at December 31, 1994.

          Net loan charge-offs for the first nine months of 1995 were $188,000 as compared to $3,000 for the first nine months of 1994. Expressed as a percentage of average loans (net of unearned interest), net charge-offs were .28% for the first nine months of 1995 compared to .005% for the comparable period of 1994. Most of the increase can be attributed to two large real estate charge-offs that totaled approximately $124,000, one large commercial charge- off of approximately $41,000 and a decrease of $10,000 in recoveries.

              Summary of Past Due Loans and Non-Performing Assets

                                            September 30           December 31
                                          ------------------      --------------

                                           1995         1994            1994
Loans contractually past due
90 days or more and still
accruing interest                          $280         $157            $585
                                           ====         ====            ====


Non-performing assets:
  Non-accruing Loans                       $625         $790            $675

  Other Real Estate Owned                    40          120              22
                                           ----         ----            ----

                                           $665         $910            $697
                                           ====         ====            ====

          The level of non-performing assets has decreased significantly during the past year due to management's continuing efforts to improve the quality of the Company's assets. Total loans past due 90 days or more plus non-performing assets have decreased approximately 11.4% from the same period last year. Loans contractually past due 90 days or more and still accruing interest have decreased approximately 52.1% or $305,000 since December 31, 1994.

     Non-interest Income
     -------------------

          Total other income decreased approximately $23,000 or 8.4% during the first nine months of 1995, as compared to the first nine months of 1994.

          Insurance commissions increased approximately $5,000 or 6.8%. This improvement in insurance commissions is the result of an incentive plan that was initiated during the second quarter of 1994. Management believes the Company will be able to maintain levels of insurance income similar to this throughout the remainder of 1995.

          Securities gains (losses) went from a gain of $2,000 for the first nine months of 1994 to a loss of $19,000 for the first nine months of 1995, which reflects management's decision to sell a low yielding bond to improve the Company's interest margin.

          Trust department income decreased by approximately $11,000 or 91.7% from September 30, 1994 to September 30, 1995. This decline is primarily attributable to income realized on the initial commission of new trust deposits in 1994. Management does not expect to maintain a level of trust department income similar to that of 1994 during the next two years.

          Other income increased approximately $7,000 or 25.0% from September 30, 1994 to September 30, 1995. This increase is primarily attributable to an increase in merchant fees on credit cards and a decrease in teller shortages.

     Non-interest Expense
     --------------------

          Management's plans for controlling non-interest expense have succeeded in decreasing total other expenses $21,000 or 1.0% for the first nine months of 1995 as compared to the first nine months of 1994. Most expenses in this category remained stable with two exceptions:

          ** FDIC premiums decreased approximately 42.0% to $91,000 compared to $157,000 at September 30, 1994. This was a result of a reduction in assessment rate from $.23 to $.04 per $100 of deposits. This rate reduction occurred during the second quarter of 1995 and is not expected to increase in the foreseeable future.

          ** An increase of approximately $55,000 or 5.0% in salaries and employee benefits can be attributed to a general increase in salaries.

Liquidity
---------
     Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At September 30, 1995 the loan to deposit ratio was 73.0%. Cash and due from banks totaled $2,121,000 or 2.0% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $3,970,000 or 3.8% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.

                               FINANCIAL CONDITION

     The Company's total assets have increased approximately 8.4% or $8.1 million from December 31, 1994. The overall composition of the Company's assets has not changed significantly since December of 1994.

     Total deposits have increased approximately 7.1 million or 8.4% since December 31, 1994. This increase was in interest bearing deposits. This growth is consistent with the Company's overall business plan.

     The Company's total shareholders' equity has increased approximately $1,488,000 or 15.9% since December 31, 1994. This increase is due to internally generated undistributed net income and to a $673,000 increase, net of applicable income taxes, in the fair value of the Company's portfolio of securities available for sale. The Company's equity to total assets ratio was 10.4% at September 30, 1995 compared to 9.7% at December 31, 1994. The Company's subsidiary bank's risk weighted capital ratio was approximately 17.2% at September 30, 1995, and is well within Federal regulatory guidelines. The Company is not aware of any pending Federal regulation which would have a material negative impact on its operations at this point in time.

                                    PART II


Item 6 - Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                          (registrant)



                                    By: /s/ H. Charles Maddy, III
                                    ------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer






                                    By: /s/ Russell F. Ratliff, Jr.
                                    -------------------------------------
                                    Russell F. Ratliff, Jr., Treasurer








Date:      October 31, 1995