Form 10KSB
period 1995-12-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1996-03-27
CIK 811808

1-85
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    December 31, 1995
                             -----------------

Commission File Number       0-16587
                             -----------------

                       South Branch Valley Bancorp, Inc.
                   ----------------------------------------
         (Exact name of registrant as specified in its charter)

         West Virginia                         55-0672148
-------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)


                        310 N. Main Street
                Moorefield, West Virginia            26836
-------------------------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)


              (304)  538-2353
-------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
            Title of each class             which registered
            -------------------         ------------------------
                None                            None

Securities registered pursuant to Section 12(g) of the Act:

                                    Common
                               --------------
                               Title of Class


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.     Yes X      No
              -----     -------

                                                                            2-85
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year: $8,970,000


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


                  Aggregate Market Value        Based Upon Reported
                     of Voting Stock            closing price on
                  ----------------------        -------------------
                        $16,548,457              March 1, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class             Outstanding as of March 1, 1996
             ---------          --------------------------------
Common Stock ($2.50 par value)           378,510 shares


                      Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-KSB, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

                                             Part of Form 10-KSB
                                             Into Which Document
            Document                          is Incorporated
            ---------                        --------------------

South Branch Valley Bancorp, Inc.             Part II
Annual Report to Shareholders
for the year ended December 31, 1995

Proxy Statement for the Annual                Part III
Meeting April 16, 1996

This form 10-KSB is comprised of 85 pages. The exhibit index is located on page 15.

                                                                            3-85
                       SOUTH BRANCH VALLEY BANCORP, INC
                                  FORM 10-KSB
                                     INDEX


                                                                Page
Part I.

      Item 1.     Business...............................        4-6
      Item 2.     Properties.............................        6-7
      Item 3.     Legal Proceedings......................          7
      Item 4.     Submission of Matters to a Vote
                  of Shareholders........................          7

Part II.

      Item 5.     Market for the Registrant's Common
                  Stock and Related Shareholder Matters..        8-9
      Item 6.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations and Related Statistical
                  Disclosures............................          9
      Item 7.     Financial Statements ..................          9
      Item 8.     Changes in and Disagreements with Accounts
                  on Accounting and Financial Disclosure.          9

Part III.

      Item 9.     Directors and Executive Officers of the
                  Registrant.............................         10
      Item 10.    Executive Compensation.................         10
      Item 11.    Security Ownership of Certain Bene-
                  ficial Owners & Management.............         10
      Item 12.    Certain Relationships and Related
                  Transactions...........................         10
      Item 13.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................      11-12

Signatures...............................................      13-14

                                                                            4-85
                                     PART I



ITEM 1. BUSINESS
----------------

Organized in 1987 as a West Virginia Corporation, South Branch Valley Bancorp, Inc. ("SBVB"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At the close of business on December 31, 1987, SBVB merged its wholly owned subsidiary, South Branch Valley National Bank Inc., with South Branch Valley National Bank of Moorefield, a commercial bank with its principal place of business located at 310 N. Main Street, Moorefield, West
Virginia. SBVB's business activities are conducted through the Bank. The Bank presently accounts for substantially all of the consolidated assets, revenues and net income of SBVB.


South Branch Valley National Bank

The South Branch Valley National Bank of Moorefield was originally chartered by the Office of the Comptroller of the Currency on August 15, 1883. For purposes of effecting the 1987 merger, South Branch Valley National Bank Inc. was organized and chartered on October 2, 1987. The surviving Bank is currently operating as South Branch Valley National Bank of Moorefield. The Bank is a full service, FDIC insured, national banking association engaged in the commercial and retail banking business. At December 31, 1995 the Bank employed approximately 57 people.

The Bank offers a wide variety of banking services to its customers. The Bank accepts deposits and has a night depository and an automated teller machine for the convenience of its customers. The Bank offers its customers various deposit arrangements with various maturities and yields, including non-interest bearing and interest bearing demand deposits, savings deposits, time certificates of deposit, Christmas Club accounts, and individual retirement accounts.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep

                                                                            5-85
loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.

When considering loan requests, the primary factors taken into consideration by the Bank are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower's place of business.

The Bank also serves as trustee where appointed by a court or under a private trust agreement. As trustee, the Bank invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 1995, fees generated from the operation of the Bank's Trust Department comprised less than one percent of gross revenues earned during the year.

Supervision and Regulation

SBVB is a holding company subject to the provisions of the Bank Holding Company Act of 1956 and is registered with the Board of Governors of the Federal Reserve System. Under the Bank Holding Company Act, holding companies are prohibited, with certain exceptions, from engaging in or acquiring the voting stock of any company engaging in activities other than banking. However, the Bank Holding Company Act authorizes the Board of Governors to permit holding companies to engage in, and to acquire the stock of companies that engage in, activities which the Board of Governors has determined to be so closely related to banking as to be a proper incident thereto.

The Company's subsidiary bank is a national banking association chartered under the laws of the United States. As such, the operations of the Bank are subject to the regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and West Virginia law. As a member of the Federal Deposit Insurance Corporation, the Bank's deposits are insured as provided by law.

The primary supervisory authority over the Bank is the Comptroller of the Currency who regularly examines such areas as reserves, loans, investments, management practices, and other aspects of the Bank's operations.

On September 29, 1994, the Bank Holding Company Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisition anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997

                                                                            6-85
in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time.

The United States Congress and numerous states, including West Virginia, have periodically considered and enacted legislation which has resulted in the deregulation of banks and other financial institutions. As additional legislation is enacted, certain geographical restrictions on banks and bank holding companies or certain prohibitions against banks engaging in certain non-banking activities may be modified or eliminated. Such legislation could have the effect of placing the Bank in more direct competition with other financial institutions.

The Bank's monetary policy is directly affected by the Federal Reserve Board whose actions directly affect the money supply, and affect banks' lending ability by increasing or decreasing the cost and availability of funds to banks. In addition, deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated or altered minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these actions and the deregulation of interest rates have increased banks' costs of funds and have made the profitability of banks more sensitive to fluctuations in market rate conditions.

Competition

The Bank competes primarily with seven commercial banks over a four county area:
Hardy County, Hampshire County, Grant County, and Pendleton County. Additionally, Farmers' Home Administration and the Federal Land Bank are competitors for loans. According to the latest Sheshunoff Bank Quarterly, dated September 1995, the Bank had assets representing approximately 16% of total assets for the seven commercial banks serving its primary market area.

It can be expected that with the liberalization of the branch banking laws in West Virginia, additional financial institutions may compete with the Bank. The Bank has taken an aggressive posture with the establishment of the Mathias, Franklin and the new Petersburg branches, and intends to continue vigorously competing for its share of the market within its service area.


ITEM 2.  PROPERTIES
-------------------

In 1911 the Bank acquired the property now known as the "Old Bank" building located at 107 South Main Street, Moorefield, West Virginia. In 1963 the Bank acquired property adjacent to that same building which is now being used as a parking lot. In December 1994 the Bank acquired property on Winchester Avenue that adjoins the Old Bank building and the parking lot. The completion of the renovation and addition to the main office has allowed the Bank's bookkeeping and operations departments to move into the main

                                                                            7-85
office. Therefore, the Winchester Ave. parcel as well as the property located at 107 S. Main St. will be offered for sale.

In 1974 the Bank acquired 5.82 acres of land located on the west side of U.S. Route 220 of Main Street in Moorefield, West Virginia. On June 29, 1976 the Bank received the approval of the Office of the Comptroller of the Currency to change the location of its main office to this site. This is the present location of the Bank's principal banking offices. In April 1994 the Bank acquired approximately one acre of real estate on the west side of U.S.
Route 220 adjoining the main office.

On April 5, 1983 the Bank acquired property located in the town of Mathias, West Virginia. Since December 28, 1984 the Bank has operated its Mathias branch bank from this site.

By deeds dated May 31, 1986 and July 14, 1986 the Bank acquired two parcels of land located on the east side of U.S. Route 220 in the town of Franklin, West Virginia. On October 3, 1986 the Bank received preliminary approval of the Office of the Comptroller of the Currency to establish a branch bank at this location. The Bank's Franklin branch was opened for banking operations on January 1, 1987.

During 1995, the Bank acquired a parcel of land and branch office located on the north side of U.S. Route 220 in the town of Petersburg, West Virginia. This property was purchased from Blue Ridge Bank and began operating as a branch of South Branch Valley National Bank on November 15, 1995.


At December 31, 1995, various parcels of real estate with an aggregate book value of $40,355 are maintained by the Bank as a result of foreclosure proceedings on loans collateralized by such real estate.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Bank is involved in various pending legal proceedings, all of which are regarded by management as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on the business or financial condition of the Bank or the Holding Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                                                            8-85
                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company acts as its own registrar and transfer agent. Its shares are not publicly traded on any exchange or over the counter market. Shares of the Company's common stock are occasionally bought and sold by private individuals, firms or corporations. In many instances, the Company does not have knowledge of the purchase price or the terms of the purchase. No definitive records of bids and ask or sale prices are available. However, the average sales price for the shares that have voluntarily been reported to the Company in the last 60 days is $43.72 per share.

The following sets forth quarterly cash dividends declared per share for the prior two years.

                  Quarterly Common Stock Dividends
                  --------------------------------
                  Quarter            1995    1994
                  -------           --------------
                  First              $ -     $ -
                  Second              .33     .30
                  Third                -       -
                  Fourth              .35     .31

The approximate number of stockholders of record for SBVB's common stock as of March 1, 1996 was 619.

Dividends paid by SBVB to its stockholders are based on dividends it receives from its subsidiary bank. The ability of the Bank to pay dividends to SBVB is subject to certain limitations of the national banking laws. In general, these limitations provide that no bank can pay dividends if the total of all dividends, including any proposed dividend declared by a bank in any calendar year, exceeds net income for that year when combined with net income for the preceding two years, less dividends for all three years. This restriction may be waived if the approval of the Office of the Comptroller of the Currency is obtained for such distribution. The Comptroller of the Currency may also prohibit a bank's dividend payments if such payment is deemed to be an unsafe or unsound banking practice. The foregoing summary is not a complete statement of applicable limitations and is qualified by reference to Sections 56 and 60 of Title 12 of the United States Code.

In the past it has been the Company's normal procedure to declare a smaller cash dividend in June of each year and then a larger dividend in December. The Company has been increasing the amount of the June cash dividend until both of the semi-annual cash dividends are approximately equal. In 1994 the Company increased the June dividend from $.18 per share in 1993 to $.30 per share. This substantial increase concluded this plan. It is the intention of management and the Board of Directors to continue to pay dividends on the same schedule during 1996. However, future cash dividends will depend on the earnings, financial condition and the

                                                                            9-85
business of the Bank as well as general economic conditions; however, management is not presently aware of any reason why dividend payments should not continue.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS AND RELATED STATISTICAL DISCLOSURES
-------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 of the 1995 Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The report of the independent auditors and consolidated financial statements are included on pages 17 through 36 of the 1995 Annual Report and are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There has been no Form 8-KSB filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                                                           10-85
                           PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The current Board of Directors of the Company is comprised of the 14 individuals listed on pages 4 through 7 of the Proxy Statement. Directors of the Company are divided into three classes and serve a staggered three (3) year term. All current directors of the Company are also directors of the Company's subsidiary, South Branch Valley National Bank ("Bank"). Directors of the Bank serve for a one (1) year term. Information concerning Directors' fees, committees, meetings and attendance can be found on pages 9 through 11 of the Proxy Statement.

Information about the executive officers of the Company can be found in the Proxy Statement on pages 7 and 8. The Proxy Statement is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

A table showing executive compensation and information about the Company's profit sharing and thrift plan and the ESOP can be found on pages 11 and 12 of the Proxy Statement which has been incorporated herein by reference. Directors' compensation is discussed on page 9 of the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

A table showing the amount of common stock beneficially owned by each director and by all executive officers and directors of the Company and the Bank as a group of sixteen (16) persons can be found on pages 8 and 9 of the Proxy Statement which has been incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning transactions with directors, officers and principal shareholders can be found on page 14 of the Proxy Statement which has been incorporated herein by reference.

                                                                           11-85
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                       Page Number
                                                       in Annual
                                                       Report to
                                                       Shareholders
(a) 1.  Financial Statements:

         Message to Shareholders and Friends                2

         Financial Highlights                               3

         Management's Discussion and Analysis               4

         Report of Independent Certified
            Public Accountants                             17

         The following consolidated financial statements to be included in Part II, Item 7, are incorporated herein by reference from the South Branch Valley Bancorp, Inc. Annual Report to Shareholders, a copy of which accompanies this report:

         Consolidated Balance Sheets -
            December 31, 1995 and 1994                     18

         Consolidated Statements of Income -
            Years Ended December 31, 1995,
            1994 and 1993                                  19

         Consolidated Statements of Shareholders'
            equity for the Years Ended
            December 31, 1995, 1994 and 1993               20

         Consolidated Statements of Cash Flows -
            For Year Ended December 31, 1995,
            1994 and 1993                                  21


         Notes to Consolidated Financial Statements        22

         Shareholder Information                           37

         Directors                                         38

         Operating Officers                                39

         Employees                                         40

                                                                           12-85
Item 13.  Financial Statement Schedules (cont'd)         Page(s)
                                                       Form 10-KSB
                                                       -----------

(a) 2.   Financial Statement Schedules

         All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto.

(a) 3.   Exhibits Required to be Filed by Item 601 of
         Regulation S-B and 14(c) of Form 10-KSB

         See index to exhibits                              15

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1995.


(c)      Exhibits

         See Item 13(a) 3. above

                                                                           13-85
                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     South Branch Valley Bancorp, Inc.
                                            (registrant)


By:/s/Oscar M. Bean      3/22/96   By:/s/H. Charles Maddy, III  3/22/96
   -----------------------------      ---------------------------------
    Oscar M. Bean,         Date        H. Charles Maddy, III      Date
    Chairman of the Board              President



By: /s/Russell F. Ratliff, Jr. 3/22/96
    ----------------------------------
    Russell F. Ratliff, Jr.       Date
    Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Title                Date
                                          -----                ----

/s/ Oscar M. Bean                        Director          March 22, 1996
---------------------------
Oscar M. Bean


/s/ Donald W. Biller                     Director          March 22, 1996
---------------------------
Donald W. Biller


/s/ James M. Cookman                     Director          March 22, 1996
---------------------------
James M. Cookman


                                         Director          March 22, 1996
---------------------------
John W. Crites


/s/ Thomas J. Hawse, III                 Director          March 22, 1996
---------------------------
Thomas J. Hawse, III


/s/ Phoebe F. Heishman                   Director          March 22, 1996
---------------------------
Phoebe F. Heishman

                                                                           14-85

/s/ Gary L. Hinkle                       Director          March 22, 1996
---------------------------
Gary L. Hinkle


/s/ Jeffrey E. Hott                      Director          March 22, 1996
---------------------------
Jeffrey E. Hott


/s/ H. Charles Maddy, II                 Director          March 22, 1996
---------------------------
H. Charles Maddy, III


/s/ Harold K. Michael                    Director          March 22, 1996
---------------------------
Harold K. Michael


/s/ Mary Ann Ours                        Director          March 22, 1996
---------------------------
Mary Ann Ours


/s/ Russell F. Ratliff, Jr.              Director          March 22, 1996
---------------------------
Russell F. Ratliff, Jr.


/s/ Harry C. Welton, Jr.                 Director          March 22, 1996
---------------------------
Harry C. Welton, Jr.


/s/ Renick C. Williams                   Director          March 22, 1996
---------------------------
Renick C. Williams

                                                                           15-85
                                  INDEX TO EXHIBITS

                                                                  Page(s)
Exhibit Number Description                                      Form 10-KSB
                                                                -----------

(3)       Articles of Incorporation and By-laws

          *(a)  Articles of Association of South
                Branch Valley National Bank                           *

          *(b)  Articles of Incorporation of South
                Valley Bancorp, Inc., dated
                March 3, 1987.                                        *

          *(c)  By-laws of South Branch Valley
                Bancorp, Inc.                                         *

(10)        Material Contracts                                        16

(13)        Annual Report to Shareholders                             24

(20)        Proxy Statement                                           65

(21)        Subsidiaries of the Registrant

            Subsidiaries of South Branch Valley
            Bancorp, Inc., at December 31, 1995                       80

(23)        Consent of Independent Certified                          82
            Public Accountants

(27)        Financial Data Schedule                                   84

*Incorporated herein by reference to South Branch Valley Bancorp,
Inc.'s registration statement on Form S-4 dated September 1, 1987, Registration No. 33-16947.
                                       15