Form 10QSB
period 1996-03-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1996-05-13
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended             March 31, 1996
                          --------------------

Commission File Number            0-16587
                               ------------

                     South Branch Valley Bancorp, Inc.
                   -------------------------------------
                  (Exact name of small business issuer as
                          specified in its charter)

      West Virginia                          55-0672148
- - -------------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer
    incorporation or organization)         Identification No.)


                      310 North Main Street
                   Moorefield, West Virginia       26836
- - -------------------------------------------------------------------------------
    (Address of principal executive offices)     (Zip Code)


                    (304)   538-2353
- - -------------------------------------------------------------------------------
      (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes X       No
                          ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

378,510 common shares were outstanding as of May 9, 1995.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX


                                                                            Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

              Condensed consolidated balance sheets
                March 31, 1996 (unaudited) and
                December 31, 1995                                             3

              Condensed consolidated statements of
                income for the three months ended
                March 31, 1996 and 1995 (unaudited)                           4

              Condensed consolidated statements of
                cash flows for the three months ended
                March 31, 1996 and 1995 (unaudited)                         5-6

              Condensed consolidated statements of
                shareholders' equity for the three
                months ended March 31, 1996 and
                1995 (unaudited)                                              7


              Notes to condensed consolidated financial
                statements (unaudited)                                        8



             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                        9-13

    II OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                       14

             Signatures                                                      15

                     SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,          December 31,
                                                            1996                1995
ASSETS                                                  (Unaudited)              *
                                                      ----------------    ----------------
Cash and due from banks                                     $2,210,491          $2,191,647
Interest bearing deposits with other banks                   2,044,976           2,134,919
Federal funds sold                                             180,503           2,161,745
Securities available for sale                               32,120,276          31,480,580
Loans, net                                                  72,462,746          70,598,398
Bank premises and equipment, net                             3,159,978           3,180,351
Accrued interest receivable                                  1,037,496             983,841
Other assets                                                   320,029             386,377
                                                      ----------------    ----------------
          Total Assets                                    $113,536,495        $113,117,858
                                                      ================    ================

LIABILITIES
Non-interest bearing deposits                               $7,950,635          $7,832,774
Interest bearing deposits                                   91,718,633          92,213,562
                                                      ----------------    ----------------
    Total deposits                                          99,669,268         100,046,336

Long-term borrowings                                         1,743,891             750,000
Other liabilities                                              722,131             992,862
                                                      ----------------    ----------------
          Total Liabilities                                102,135,290         101,789,198
                                                      ----------------    ----------------

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 382,625 shares                       956,562             956,562
Surplus                                                        685,534             685,534
Net unrealized gain (loss) on securities                       102,010             340,650
Retained earnings                                            9,824,069           9,512,884
Less cost of shares acquired for the
   treasury 1996, 4,115; and 1995, 4,115                     (166,970)           (166,970)
                                                      ----------------    ----------------
          Total Shareholders' Equity                        11,401,205          11,328,660
                                                      ----------------    ----------------

          Total Liabilities and Shareholders'
          Equity                                          $113,536,495        $113,117,858
                                                      ================    ================


   *December 31, 1995 financial information has been extracted from audited financial statements.


                 See Notes to Condensed Consolidated Financial Statements

                   SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the Three Months Ended March 31, 1996 and 1995
                                      (Unaudited)

                                                             Three Months Ended
                                                        March 31,          March 31,
                                                           1996              1995
                                                      --------------    ---------------
Interest income:
   Interest and fees on loans                             $1,797,817         $1,533,055
   Interest on securities:
     Taxable                                                 471,978            416,108
     Tax-exempt                                               47,784             35,437
   Interest on Federal funds sold                             23,257              9,251
                                                      --------------    ---------------
     Total interest income                                 2,340,836          1,993,851
                                                      --------------    ---------------
Interest expense:
   Interest on deposits                                    1,140,623            864,353
   Interest on other borrowings                               21,225             27,260
                                                      --------------    ---------------
     Total interest expense                                1,161,848            891,613
                                                      --------------    ---------------

       Net interest income                                 1,178,988          1,102,238
    Provision for loan losses                                 10,000             25,000
                                                      --------------    ---------------
     Net interest income after
       provision for loan losses                           1,168,988          1,077,238
                                                      --------------    ---------------
Non-interest income:
   Insurance commissions                                      22,563             19,855
   Trust department income                                       (8)                508
   Service fee income                                         49,905             49,549
   Securities gains (losses)                                  33,912            (3,147)
   Other income                                               14,737             14,122
                                                      --------------    ---------------
     Total other income                                      121,109             80,887
                                                      --------------    ---------------
Non-interest expense:
   Salaries and employee benefits                            443,697            391,212
   Net occupancy expense                                      53,326             29,195
   Equipment expense                                          47,806             40,794
   FDIC insurance premiums                                     1,000             48,481
   Other expenses                                            267,913            215,656
                                                      --------------    ---------------
      Total other expense                                    813,742            725,338
                                                      --------------    ---------------

Income before income tax expense                             476,355            432,787

   Income tax expense                                        165,170            160,178
                                                      --------------    ---------------

Net Income                                                  $311,185           $272,609
                                                      ==============    ===============

Earnings per common share                                      $0.82              $0.72
                                                      ==============    ===============
Dividends per common share                                      $---               $---
                                                      ==============    ===============

               See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Three Months Ended March 31, 1996 and 1995
 (Unaudited)


                                                           Three Months Ended
                                                         March 31,   March 31,
                                                           1996        1995
                                                         ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                           $311,185     $272,609

     Adjustments to reconcile net earnings to net
     cash provided by operating activitites:
       Depreciation                                         53,431       36,820
       Provision for loan losses                            10,000       25,000
       Securities (gains) losses                           (33,911)       3,147
       Provision for deferred income tax expense(benefit)    9,237       (1,367)
       (Increase) in accrued income receivable             (53,655)     (72,347)
       Amortization of security premiums and
         (accretion of discounts), net                      15,748       27,153
       (Increase) decrease  in other assets                 57,111      (39,290)
        Increase (decrease)  in other liabilities         (121,338)       5,379
                                                         ---------- ------------
       Net cash provided by operating activities           247,808      257,104
                                                         ---------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of securities available for
       sale                                              2,209,305      487,500
       Proceeds from maturities of securities available
       for sale                                          2,500,000      100,000
       Purchases of securities available for sale       (5,857,400)      (6,100)
       Principal payments received on securities held to
       maturity                                                 --       94,160
       Principal payments received on securities
       available for sale                                  138,529       28,374
       (Increase) decrease in Federal funds sold, net    1,981,242   (1,504,076)
       Principal collected on (loans to customers), net (1,874,348)     295,955
       Proceeds from interest bearing
           deposits with other banks                        89,943      179,946
       Purchase of Bank premises and equipment             (33,058)      (5,155)
                                                          --------- ------------
         Net cash provided by (used in) investing
         activities                                       (845,787)    (329,396)
                                                         ---------- ------------


Continued

See Notes to Condensed Consolidated Financial Statements
                                        5

SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                            Three Months Ended
                                                          March 31,      March 31,
                                                            1996            1995
                                                       ---------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease)  in demand deposits, NOW and
      savings accounts                                       (766,959)   (1,003,375)
      Proceeds from sales of  time deposits, net              389,891     1,369,426
      Net increase in other borrowings                        993,891            --
                                                       ---------------  ------------

      Net cash provided by (used in) financing
      activities                                              616,823       366,051
                                                       ---------------  ------------


      Increase (decrease) in cash and due from banks           18,844       293,759


      Cash and due from banks:
            Beginning                                       2,191,647     2,152,919
                                                       ---------------  ------------


            Ending                                         $2,210,491    $2,446,678
                                                       ===============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
          Interest paid to depositors                      $1,140,402      $874,019
                                                       ===============  ============


          Income taxes                                             $0        $6,030
                                                       ===============  ============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of
        loans                                                      $0            $0
                                                       ===============  ============








See Notes to Condensed Consolidated Financial Statements

                   SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Three Months ended March 31, 1996 and 1995
                                      (Unaudited)




                                                             Three Months Ended
                                                      ---------------------------------
                                                        March 31,          March 31,
                                                           1996              1995
                                                      --------------    ---------------

Balance, beginning of period                            $11,328,660         $9,378,140

   Net income                                               311,185            272,609


   Change in net unrealized gain (loss)
     on securities                                         (238,640)           329,994
                                                      --------------    ---------------

Balance, March 31                                       $11,401,205         $9,980,743
                                                      ==============    ===============



















                   See Notes to Condensed Consolidated Financial Statements

                 SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)



Note 1.     Basis of Presentation

            The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

            The presentation of financial statements in conformity with generally accepted accounting procedures requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

            The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1995 audited financial statements and Form 10-K.


Note 2.     Earnings Per Share

            Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 378,510 at March 31, 1996 and 1995, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             INTRODUCTION AND SUMMARY


      The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. and its wholly owned subsidiary, South Branch Valley National Bank, as of March 31, 1996. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

      Net income for the first quarter of 1996 totaled $311,000, a $38,000 or a 13.9% increase from the $273,000 earned during the same period of 1995. Annualized return on average assets for 1996 was 1.10% as compared to 1.13% at March 31, 1995. Earnings per share totaled $.82 at March 31, 1996 compared to $.72 at March 31, 1995.


                               RESULTS OF OPERATIONS

Net Interest Income
- - -------------------

      For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1996 and 1995. The amounts of the tax equivalent adjustments were $12,000 in 1996 and $9,000 in 1995.

      For the three months ended March 31, 1996, the Company's net interest income, as adjusted, increased $77,000 or 7.0% to $1,179,000 as compared with $1,102,000 for the three months ended March 31, 1995. However, the Company's net interest yield on earning assets (net interest margin) decreased 31 basis points from 4.77% for the three months ended March 31, 1995 to 4.46% for the three months ended March 31, 1996. See Table I for a detailed analysis of these changes.


Provision for Loan Losses and Loan Quality
- - ------------------------------------------

      An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine it is maintained at levels considered necessary to cover potential losses associated with the Bank's current lending activities. For the three months ended March 31, 1996, the


South Branch Valley Bancorp, Inc. and Subsidiary
- - ----------------------------------------------------------------------------------------------
Table I - Average Distribution of Assets, Liabilities and Shareholders'
  Equity, Interest Earnings & Expenses, and Average Rates


                                  March 31, 1996                       March 31, 1995
                         ---------------------------------     -------------------------------
 (In thousands ofdollars) Average     Earnings/    Yield/      Average     Earnings/  Yield/
                          Balances    Expense      Rate        Balances    Expense     Rate
                         ---------------------------------     -------------------------------
         ASSETS
Interest earning assets:
 Loans, net of unearned
    interest               $72,125     $1,798      9.97%        $63,912     $1,533     9.59%
 Securities

    Taxable                 27,312        436      6.39%         24,670        391     6.34%

    Tax-exempt               3,486         59      6.77%          2,408         44     7.31%

Interest bearing deposits
  with other banks           2,116         36      6.81%          1,586         26     6.56%

Federal funds sold           1,690         23      5.44%            613          9     5.87%
                         ----------  ----------  ---------     ---------   --------  ---------
Total interest earning
assets                     106,729      2,352      8.81%         93,189      2,003     8.60%

Noninterest earning assets:

  Cash & due from banks      2,405                                2,150

  Bank premises & equipment  3,173                                1,575

  Other assets               1,316                                  582
  Allowance for loan losses   (863)                              (1,014)
                         ----------                            ---------
    Total assets          $112,760                              $96,482
                         ==========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
  Interest bearing
    demand deposits        $18,989       $160      3.37%        $15,148      $125      3.30%

  Regular savings           15,728        142      3.61%         13,178       108      3.28%

  Time savings              56,588        839      5.93%         48,874       632      5.17%

  Other borrowings           1,430         21      5.87%          1,777        27      6.08%
                         ----------  ----------  ---------     ---------   --------  ---------

                            92,735      1,162      5.01%         78,977       892      4.52%

Noninterest bearing liabilities:

  Demand deposits            7,789                                7,365

  Other liabilities            946                                  610
                         ----------                            ---------
    Total liabilities      101,470                               86,952

Shareholders' equity        11,290                                9,530
                         ----------                            ---------
  Total liabilities and
    shareholders' equity  $112,760                              $96,482
                         ==========                            =========

NET INTEREST EARNINGS                  $1,190                               $1,111
                                     ==========                            ========

NET INTEREST YIELD ON EARNING ASSETS               4.46%                               4.77%
                                                 =========                           =========

Company's provision for loan losses totaled $10,000, compared to $25,000 during the first three months of 1995. The following table represents a summary of the Company's past due and non-performing assets:


              SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS


                                            March 31              December 31
                                    ------------------------     ------------
                                        1996         1995               1995
Loans contractually past due
90 days or more and still
accruing interest                       $285       $  233               $260
                                        ====       ======               ====

Non-performing assets:
Non-accruing loans                      $430       $1,060               $538
Other real estate owned                   40           22                 40
                                        ----       ------               ----
                                        $470       $1,082               $578
                                        ====       ======               ====

      Although the amount of loans past due 90 days or more has increased by $52,000 during the past 12 months, non-performing assets decreased by $612,000. Thus, total loans past due 90 days or more plus non-performing assets have decreased approximately $560,000 or 42.6% from the same period last year. Loans on non-accrual status have decreased approximately $108,000 since December 1995. Approximately $138,000 or 32.1% of the total non-accrual balance at March 31, 1996 is comprised of one loan which is current as to both principal and interest payments but is classified non-accrual due to cash flow problems being experienced by the entity.

      At March 31, 1996, the allowance for loan losses totaled $849,000 or 1.2% of net loans compared to $988,000 or 1.6% of net loans at March 31, 1995, and $860,000 or 1.2% at December 31, 1995. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.


Non-interest Income
- - -------------------

      Total non-interest income increased approximately $40,000 or 49.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

      Insurance commissions increased from approximately $20,000 to $23,000 or 15.0% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Management believes the Company will be able to maintain levels of insurance income similar to this throughout the remainder of 1996.

      Net realized gains on securities increased by approximately $37,000 for the three month period ended March 31, 1996 as compared with the three month period ended March 31, 1995.

Non-interest expense
- - --------------------

      Non-interest expense increased approximately $89,000 or 12.3% during the first three months of 1996. It is the Bank's policy to review salaries and have employee evaluations during the fourth quarter of each year. Deserving employees are then awarded raises as of the first of the year. These raises and slight increases in insurance costs resulted in a 13.3% increase in salaries and employee benefits for the three months ended March 31, 1996 as compared to March 31, 1995.

      Net occupancy expense increased from approximately $29,000 to $53,000 or 82.8%. Equipment expense also increased 17.1% from approximately $41,000 for the period ending March 31, 1995 to $48,000 for the period ending March 31, 1996. These increases were expected and planned for by management due to the purchase of the Petersburg branch during the fourth quarter of 1995 and the recently completed renovation and addition to the Company's home office in Moorefield.

      Due to the decrease in the semi-annual rate of deposit insurance from $.115 per hundred dollars of deposits to the minimum of $1,000, FDIC insurance premiums decreased approximately $47,000 for the first quarter of 1996 as compared to the first quarter of 1995.

      Other expenses increased approximately $52,000 or 24.1% from $216,000 to $268,000 during the first three months of 1996 compared to 1995. The major factors contributing to this increase are as follows:

      ** Telephone and communications increased by 25.0% from $12,000 to $15,000.

      ** During the first quarter of 1996 the bank did a computer conversion and experienced some one time expenses. Data processing expense increased 100.0% from approximately $21,000 in 1995 to $42,000 in 1996. ATM expense increased from $2,000 to $6,000 or 200.0%. Management does not expect these large increases to expenses to continue.

      ** An increase in the number of accounts served by the bank of approximately 13.7%, primarily due to the acquisition of the Petersburg branch in the fourth quarter of 1995 contributed to the increase in postage expense. Postage expense, which totaled approximately $19,000 in 1995, increased 21.1% to $23,000 in 1996.

      ** Also associated with the acquisition of the new branch in Petersburg was the creation of a new expense, Amortized goodwill. This expense totaled $9,000 in 1996.

Liquidity
- - ---------

      Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturing securities. The bank uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At March 31, 1996 the loan to deposit ratio was 72.7% compared to 70.6% at December 31,1995. Cash and due from banks coupled with Federal funds sold totaled $2,391,000 or 2.1% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $3,853,000 or 3.4% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.


Financial Condition
- - -------------------

      Total deposits have decreased approximately .4% or $377,000 from December 31, 1995. The overall composition of the Company's assets has not changed significantly since year end 1995.

       The Company's total shareholders' equity has increased approximately $72,000 or .6% since December 31, 1995. This is the net result of an increase of $311,000 in retained earnings and a $239,000 decrease in net unrealized gains on securities. The Company's equity to total assets ratio was 10.0% at March 31, 1996 and at December 31, 1995. The Company's subsidiary bank's total risk weighted capital ratio was approximately 16.5% at March 31, 1996 and is well within Federal regulatory guidelines. The Company is not aware of any pending regulation which would have a material negative impact on its operations or financial condition.

                                    PART II


Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------



A. Exhibit - Financial Data Schedule required by Part I Item 601 of Regulation S-B.

B. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                         (registrant)




                                    By:
                                    -------------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer


                                    By:
                                    -------------------------------------------
                                    Russell Ratliff, Jr., Treasurer





Date:     May 13 , 1996
- - -----------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                         (registrant)



                                    By: /s/ H. Charles Maddy, III
                                    -------------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer


                                    By: /s/ Russell Ratliff, Jr.
                                    -------------------------------------------
                                    Russell Ratliff, Jr., Treasurer







Date:     May   13, 1996
- - ------------------------