Form 10QSB
period 1996-06-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1996-08-13
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         June 30, 1996
                  ----------------------------

Commission File Number      0-16587
                      ------------------------

                     South Branch Valley Bancorp, Inc.
          ---------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

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

Check whether the issuer: (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No
                                           -----   ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

378,510 common shares were outstanding as of August 8, 1996.

Transitional Small Business Disclosure Format (Check one):
Yes           No  X
    ------       -----

This report contains 16 pages.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX


                                                                        Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

              Condensed consolidated balance sheets
               June 30, 1996 (unaudited) and
               December 31, 1995                                           3

              Condensed consolidated statements of
               income for the three months and six
               months ended June 30, 1996, and
               1995 (unaudited)                                            4

              Condensed consolidated statements of
               cash flows for the six months ended
               June 30, 1996 and 1995 (unaudited)                        5-6

              Condensed consolidated statements of
               shareholders' equity for the three
               months and six months ended June 30,
               1996 and 1995 (unaudited)                                   7

              Notes to condensed consolidated financial
               statements (unaudited)                                      8



            Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     9-13

      II.   OTHER INFORMATION

            Item 4.  Submissions of Matters to a Vote
                      of Security Holders                                 14

            Item 6.  Exhibits and Reports on Form 8-K                     14


            Signatures                                                    15

                   SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,            December 31,
                                                  1996                  1995
ASSETS                                        (Unaudited)                 *
                                             --------------       ----------------
Cash and due from banks                          $1,986,718             $2,191,647
Interest bearing deposits with other banks        1,949,000              2,134,919
Federal funds sold                                   60,777              2,161,745
Securities available for sale                    32,290,947             31,480,580
Loans, net                                       75,125,994             70,598,398
Bank premises and equipment, net                  3,130,864              3,180,351
Accrued interest receivable                       1,044,507                983,841
Other assets                                        448,990                386,377
                                             --------------       ----------------
          Total Assets                         $116,037,797           $113,117,858
                                             ==============       ================

LIABILITIES
Non-interest bearing deposits                    $8,238,115             $7,832,774
Interest bearing deposits                        91,820,287             92,213,562
                                              -------------       ----------------
    Total deposits                              100,058,402            100,046,336

Securities sold with agreement to
repurchase                                        2,211,926                     --
Long-term borrowings                              1,725,382                750,000
Other liabilities                                   741,934                992,862
                                             --------------       ----------------
          Total Liabilities                     104,737,644            101,789,198
                                             --------------       ----------------



SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 382,625 shares            956,562                956,562
Surplus                                             685,534                685,534
Net unrealized gain (loss) on securities           (191,377)               340,650
Less cost of shares acquired for the
  treasury 1996, 4,115; and 1995, 4,115            (166,970)              (166,970)
Retained earnings                                10,016,404              9,512,884
                                             --------------       ----------------
          Total Shareholders' Equity             11,300,153             11,328,660
                                             --------------       ----------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $116,037,797           $113,117,858
                                             ==============       ================

  * December 31, 1995 financial information has been extracted from audited financial statements.

    See Notes to Condensed Consolidated Financial Statements




SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months ended June 30, 1996 and 1995
                             (Unaudited)

                                            Three Months Ended           Six Months Ended
                                          June 30,     June 30,         June 30,    June 30,
                                            1996         1995             1996        1995
                                     -------------   ----------     -----------   -----------
Interest income:
   Interest and fees on loans           $1,836,100   $1,620,217      $3,633,917    $3,153,272
   Interest on securities:
     Taxable                               481,174      442,675         953,152       858,783
     Tax-exempt                             61,434       42,154         109,218        77,591
   Interest on federal funds sold           12,534       22,689          35,791        31,940
                                     -------------    ---------      ----------   -----------
     Total interest income               2,391,242    2,127,735       4,732,078     4,121,586
                                     -------------   ----------     -----------   -----------
Interest expense:
   Interest on deposits                  1,159,445    1,001,550       2,300,068     1,865,903

   Interest on federal funds
   purchased and securities
   sold under repo agmt                      1,346           --           1,596         1,138
   Interest on borrowings                   25,910        1,242          46,885        27,364
                                     -------------   ----------     -----------   -----------
     Total interest expense              1,186,701    1,002,792       2,348,549     1,894,405
                                     -------------   ----------     -----------   -----------
       Net interest income               1,204,541    1,124,943       2,383,529     2,227,181
   Provision for loan losses                15,000       25,000          25,000        50,000
                                     -------------   ----------     -----------   -----------
     Net interest income after
       provision for loan losses         1,189,541    1,099,943       2,358,529     2,177,181
                                     -------------   ----------     -----------   -----------
Non-interest income:
   Insurance commissions                    26,161       27,410          48,724        47,265
   Trust department income                      --           --              (8)          508
   Service fee income                       59,240       53,669         109,145       103,218
   Securities gains (losses)                    --        1,292          33,912        (1,855)
   Other income                             11,331        9,649          26,068        23,771
                                     -------------   ----------     -----------   -----------
     Total other income                     96,732       92,020         217,841       172,907
                                     -------------   ----------     -----------   -----------
Non-interest
expense:
   Salaries and employee benefits          422,276      390,698         865,973       781,910
   Net occupancy expense of premises        47,261       28,478         100,587        57,673
   Equipment expense                        52,236       40,528         100,042        81,322
   FDIC insurance premiums                     500       48,480           1,500        96,961
   Other expenses                          264,196      227,888         532,109       443,544
                                     -------------   ----------     -----------   -----------
      Total other expense                  786,469      736,072       1,600,211     1,461,410
                                     -------------   ----------     -----------   -----------
Income before income tax expense           499,804      455,891         976,159       888,678
   Income tax expense                      163,635      162,036         328,805       322,214
                                     -------------   ----------     -----------   -----------
Net Income                                $336,169     $293,855        $647,354      $566,464
                                     =============   ==========     ===========   ===========

Earnings per common share (Note2)            $0.89        $0.78           $1.71         $1.50
                                     =============   ==========     ===========   ===========
Dividends per common share                   $0.38        $0.33           $0.38         $0.33
                                     =============   ==========     ===========   ===========


     See Notes to Condensed Consolidated Financial Statements


SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)


                                                                       Six Months Ended
                                                                   June 30,        June 30,
                                                                     1996            1995
                                                               -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $647,354        $566,464
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation                                                    112,204          74,434
       Provision for loan losses                                        25,000          50,000
       Securities (gains) losses                                       (33,911)          1,855
       Provision for deferred income tax expense                            70          30,189
       (Increase) in accrued income receivable                         (60,666)        (29,781)
       Amortization of security premiums and
         (accretion of discounts), net                                  32,521          52,150
       (Increase) decrease  in other assets                             57,122        (113,249)
        Increase (decrease)  in other liabilities                      (37,675)          9,107

                                                               -------------------------------
       Net cash provided by operating activities                       742,019         641,169
                                                               -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities of securities held to maturity              --         100,000
       Purchases of securities held to maturity                             --        (615,567)
       Proceeds from sales of securities available for sale          2,209,305         970,000
       Proceeds from maturities of securities available for sale     2,800,000       1,300,000
       Purchases of securities available for sale                   (6,982,712)     (4,181,186)
       Principal payments received on securities held to maturity           --         174,090
       Principal payments received on securities available for sale    299,345          57,517
       (Increase) decrease in Federal funds sold, net                2,100,968        (658,030)
       Principal collected on (loans to customers), net             (4,552,596)       (892,263)
       (Purchase of) proceeds from interest bearing deposits with
        other banks                                                    185,919        (392,108)
       Purchase of Bank premises and equipment                         (62,717)       (377,107)

                                                               -------------------------------
         Net cash provided by (used in) investing activities        (4,002,488)     (4,514,654)
                                                               -------------------------------



Continued

See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS - Continued
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)

                                                                          Six Months Ended
                                                                     June 30,        June 30,
                                                                      1996            1995
CASH FLOWS FROM FINANCING ACTIVITIES
                                                               -------------------------------
      Net increase (decrease)  in demand deposits, NOW and
       savings accounts                                             (1,337,761)      2,661,492
      Proceeds from sales of  time deposits, net                     1,349,827       3,111,865
      Increase in securities sold with agreement to repurchase       2,211,926              --
      Net increase (decrease) in other borrowings                      975,382      (1,700,000)
      Dividends paid                                                  (143,834)       (124,908)

                                                               -------------------------------
      Net cash provided by (used in) financing activities            3,055,540       3,948,449
                                                               -------------------------------

      Increase (decrease) in cash and due from banks                  (204,929)         74,964


      Cash and due from banks:
            Beginning                                                2,191,647       2,152,919

                                                               -------------------------------

            Ending                                                  $1,986,718      $2,227,883
                                                                ==============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
        Interest paid to depositors                                 $2,280,320      $1,797,117
                                                                ==============    ============

          Income taxes                                                $243,063        $371,502
                                                                ==============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
       Other real estate acquired in settlement of loans                    $0          $8,400
                                                                ==============    ============

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months and Six Months ended June 30, 1996 and 1995
                           (Unaudited)


                                                       Three Months Ended
                                            ---------------------------------------
                                                June 30,                June 30,
                                                  1996                    1995
                                             --------------        ----------------
Balance, beginning of period                    $11,401,205             $9,980,743

 Net income                                         336,169                293,855

 Cash dividends declared                           (143,834)              (124,908)


 Change in net unrealized gain (loss)
   on securities                                   (293,387)               363,141
                                             --------------        ----------------

Balance, June 30                                $11,300,153            $10,512,831
                                             ==============        ================


                                                         Six Months Ended
                                             --------------------------------------
                                                June 30,                June 30,
                                                  1996                    1995
                                             --------------        ----------------

Balance, beginning of period                    $11,328,660             $9,378,140

   Net income                                       647,354                566,464

   Cash dividends declared                         (143,834)              (124,908)


   Change in net unrealized gain (loss)
   on securities                                   (532,027)               693,135
                                             --------------       ----------------

Balance, June 30                                $11,300,153            $10,512,831
                                             ==============       ================

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

            The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1995 audited financial statements and Form 10-K.

Note 2.     Earnings Per Share

            Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 378,510 at June 30, 1996 and 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             INTRODUCTION AND SUMMARY

      The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. and its wholly owned subsidiary, South Branch Valley National Bank, as of June 30, 1996. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

      Net income for the second quarter of 1996 was $336,000, a 14.3% increase from the second quarter earnings of 1995 which totaled $294,000. This translated to $.89 per share during the second quarter of 1996 compared to $.78 during the second quarter of 1995.

      Net income for the six months ended June 30, 1996 totaled $647,000, which is an $81,000 or 14.3% increase from the $566,000 earned in the first six months of 1995. Annualized return on average assets for 1996 was 1.13% as compared to 1.15% at June 30, 1995. Earnings per share increased from $1.50 for the first six months of 1995 to $1.71 for the first six months of 1996.


                              RESULTS OF OPERATIONS

Net Interest Income
- - -------------------

      For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1996 and 1995. The amounts of tax equivalent adjustments were $25,000 in 1996 and $17,000 in 1995.

      For the six months ended June 30, 1996, the Company's net interest income, as adjusted, increased $163,000 or 7.3% to $2,408,000 as compared with $2,245,000 for the six months ended June 30, 1995. However, the Company's net interest yield on earning assets decreased 28 basis points from 4.72% at June 30, 1995 to 4.44% for the six months ended June 30, 1996. A detailed analysis of the net interest yield is shown on Table I.



Provision for Loan Losses and Loan Quality
- - ------------------------------------------

      An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first six months of this year totaled $25,000 compared to $50,000 for the six months ended June 30, 1995.

      Net loan charge-offs for the first six months of 1996 were $33,000 as compared to $161,000 for the first six months of 1995. Expressed as a percentage of loans (net of unearned interest), net charge-offs (recoveries) were .04% for the first six months of 1996 compared to .25% for the comparable period of 1995.


South Branch Valley Bancorp, Inc. and Subsidiary
- - -------------------------------------------------------------------------------
Table I - Average Distribution Of Assets, Liabilities And Shareholders'
  Equity, Interest Earnings & Expenses, And Average Rates
  (In thousands of dollars)

                                  June 30, 1996                         June 30, 1995
                       --------------------------------     ---------------------------------
                        AVERAGE     EARNINGS/   YIELD/       AVERAGE     EARNINGS/    YIELD/
                       BALANCES      EXPENSE     RATE        BALANCES     EXPENSE      RATE
                       --------------------------------     ---------------------------------
        ASSETS
Interest earning assets
  Loans, net of unearned
    interest             $73,444        $3,634    9.90%        $64,228      $3,153      9.82%
  Securities
    Taxable               27,603           884    6.41%         25,412         798      6.28%
    Tax-exempt             4,061           134    6.60%          2,685          95      7.08%
Interest bearing
deposits
  with other banks         2,052            69    6.73%          1,813          61      6.73%
Federal Funds sold         1,318            36    5.46%          1,024          32      6.25%
                       ---------   -----------  -------     ----------   ---------   --------
Total interest
earning assets           108,478         4,757    8.77%         95,162       4,139      8.70%

Noninterest earning
assets                     5,956                                 3,611
                       ---------                            ----------
    Total assets        $114,434                               $98,773
                       =========                            ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits      $19,489          $331    3.40%        $16,749        $297      3.55%
  Regular savings         15,972           285    3.57%         13,129         217      3.31%
  Time savings            57,024         1,684    5.91%         49,902       1,352      5.42%
  Short-term
borrowings                    20             1    6.38%            921          28      6.08%
  Long-term borrowings     1,573            47    5.98%             --          --         --
  Sec sold w/agmt to
  repur                       48             1    4.17%             --          --         --
                       ---------   -----------  -------     ----------   ---------   --------
                          94,126         2,349    4.99%         80,701       1,894      4.69%
Noninterest bearing
liabilities
  Demand deposits          8,191                                 7,618
  Other liabilities          866                                   628
                       ---------                            ----------
    Total liabilities    103,183                                88,947

Shareholders' equity      11,251                                 9,826
                       ---------                            ----------
  Total liabilities and
  shareholders'equity   $114,434                               $98,773
                       =========                            ==========

NET INTEREST EARNINGS                   $2,408                              $2,245
                                   ===========                           =========

NET INTEREST YIELD ON EARNING ASSETS              4.44%                                 4.72%
                                                =======                              ========

      The total of non-performing assets and loans past due 90 days or more and still accruing interest has remained relatively stable during the past 12 months, and management has no knowledge that would lead them to believe that such assets will increase substantially during the remainder of 1996.

                    Summary of Past Due Loans and Non-Performing Assets

                                     June 30        December 31
                                 ---------------   -------------
                                   1996     1995        1995

Loans contractually past due
90 days or more and still        $  159   $  102      $  260
                                 ======   ======      ======
accruing interest

Non-performing assets:
  Non-accruing Loans             $  450   $  950      $  538

  Other Real Estate Owned            40       31          40
                                 ------    -----      ------

                                 $  491   $  981      $  578
                                 ======   ======      ======

      At June 30, 1996, the allowance for loan losses totaled $852,000 or 1.1% of net loans compared to $860,000 or 1.2% of net loans at December 31, 1995. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.

Non-interest Income
- - -------------------

      Total other income increased approximately $45,000 or 26.0% during the first six months of 1996, as compared to the first six months of 1995. A detailed discussion of non-interest expense components follows.

      Service fee income increased from approximately $103,000 to $109,000 or 5.8%. Management believes the Company will be able to maintain levels of service fee income similar to this throughout the remainder of 1996.

      Net realized gains on securities increased by approximately $36,000 for the six month period ended June 30, 1996 as compared with the six month period ended June 30, 1995.

Non-interest Expense
- - --------------------

      Total non-interest expense increased approximately $139,000 or 9.5% during the first six months of 1996 as compared to the first six months of 1995. A more detailed discussion of non-interest expense components follows:

      An increase of approximately $84,000 or 10.7% in salaries and employee benefits can be attributed to a general increase in salaries and a slight increase in insurance costs. Also contributing to this increase was the purchase of the Petersburg branch in November 1995. This new branch increased our number of full time employees by 9.6% from 52 employees before the purchase to 57 employees after the purchase.

      Net occupancy expense increased approximately $43,000 to $101,000 or 74.1% from 1995 to 1996. Equipment expense also increased 23.5% from approximately $81,000 for the period ending June 30,1995 to $100,000 for the period ending June 30, 1996. These increases were expected and planned for by management due to the purchase of the Petersburg branch during the fourth quarter of 1995 and the recently completed renovation and addition to the Company's home office in Moorefield.

      Due to the decrease in the semi-annual rate of deposit insurance from $.115 per hundred dollars of deposits to a minimum assessment of $1,000, FDIC insurance premiums decreased approximately $95,000 for the first six months of 1996 as compared to the first six months of 1995.

      Other expenses increased approximately $88,000 or 19.8% from $444,000 to $532,000 during the first six months of 1996 compared to 1995. The major factors contributing to this increase are as follows:


      ** During the first six months of 1996 the bank did a computer conversion and experienced some one time expenses. Data processing expense increased 73.0% from approximately $37,000 in 1995 to $64,000 in 1996. ATM expense increased from $7,000 to $16,000 or 128.6%. Management does not expect these large increases to expenses to continue.


      ** Associated with the acquisition of the new branch in Petersburg was the creation of a new expense, Amortized goodwill. This expense has totaled $19,000 thus far in 1996.

      ** Credit card expense increased 60.0% from $15,000 in 1995 to $24,000 in 1996. This increase is the result of an increase in the fees charged by Visa and MasterCard and the Bank's processor.

      ** The bank's strong loan demand required more credit reports which increased credit reference fees from $9,000 in 1995 to $13,000 in 1996, an increase of 44.4%.

Liquidity
- - ---------

      Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At June 30, 1996 the loan to deposit ratio was 75.1% as compared to 70.6% at June 30, 1995. Cash and due from banks coupled with Federal funds sold totaled $2,047,000 or 1.8% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $5,043,000 or 4.4% of total assets. Management believes that the liquidity of the company is adequate and foresees no demands or conditions that would adversely affect it.


                               FINANCIAL CONDITION


      The Company's total assets have increased approximately 2.6% or $2.9 million from December 31, 1995. The overall composition of the Company's assets has not changed significantly since December of 1995.

      Total deposits have changed very little since December 31, 1995. In the Bank's never ending quest to provide better service to all of it's customer base, the Bank began a new service on June 30, 1996. This service is called securities sold under agreement to repurchase. Federal law prohibits the payment of interest on corporate demand accounts. In order to be more competitive and to better serve it's corporate customers, the Bank was pleased to be able to offer this new service. The Bank has set aside a group of U. S.
Agency securities for these repurchase agreements.   These repurchase agreements
totaled $2,212,000 on June 30, 1996 with a yield of 4.17%.

      The Company's total shareholders' equity has decreased approximately $29,000 or .26% since December 31, 1995. This decrease is primarily due to a decrease in net unrealized gain on securities by approximately $293,000.
This decrease was due to changes in market interest rates as opposed to a decline in the underlying quality of the Company's investments portfolio. The Company's equity to total assets ratio was 9.7% at June 30, 1996 compared to 10.0% at December 31, 1995. The Company's subsidiary bank's risk weighted capital ratio was approximately 16.4% at June 30, 1996, and is well within Federal regulatory guidelines. The Company is not aware of any pending Federal regulation which would have a material negative impact on its operations at this point in time.

                                     PART II


Item 4 - Submissions of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

      On April 16, 1996 the annual meeting of South Branch Valley Bancorp, Inc. was held to (1) elect five directors for a three year term, (2) ratify the election of Arnett & Foster as the Company's independent certified public accountants for the fiscal year ending December 31, 1996, and (3) to transact such other business to come before the meeting.

      The following persons received the number of votes opposite their names for directors of the Company:


                  Donald W. Biller              247,648
                  John W. Crites                247,648
                  Jeffrey E. Hott               247,892
                  Russell F. Ratliff, Jr.       247,649
                  Harry C. Welton               247,648



      Total number of shares voted was 247,837, of which all were voted by proxy and none were voted in person.

      The firm of Arnett & Foster was ratified to serve as the Company's independent certified public accountants by a vote of 247,657 for, none against, and 180 abstentions.

      There were no other matters to come before the annual meeting.






Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

A. Exhibit - Financial Data Schedule required by Part I Item 601 of Regulation S-B.

B. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                        (registrant)




                                    By:
                                    ------------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer







                                    By:
                                    ------------------------------------------
                                    Russell F. Ratliff, Jr., Treasurer









Date:    August 5, 1996
      -----------------

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                       (registrant)



                                  By: /s/ H. Charles Maddy, III
                                  --------------------------------------------
                                  H. Charles Maddy, III, President and
                                  Chief Financial Officer





                                   By: /s/ Russell F. Ratliff, Jr.
                                   -------------------------------------------
                                   Russell F. Ratliff, Jr.
                                   Treasurer








Date:      August 5, 1996
     ---------------------