Form 10QSB
period 1996-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1996-11-15
CIK 811808

FORM 10 - QSB


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended      September 30, 1996
                                  -------------------------

                    Commission File Number      0-16587
                                             -----------

                       South Branch Valley Bancorp, Inc.
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              West Virginia                          55-0672148
            -------------------------------------------------------
            (State or other jurisdiction          (IRS Employer
             incorporation or organization)       Identification No.)


                             310 North Main Street
                           Moorefield, West Virginia       26836
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                            (304)   538-2353
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes X      No
                                                                  ----       ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

378,510 common shares were outstanding as of November 12, 1996.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                              -----    -----

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX


                                                               Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Consolidated balance sheets
            September 30, 1996 (unaudited) and
            December 31, 1995                                    3

            Consolidated statements of
            income for the three months and nine
            months ended September 30, 1996, and
            1995 (unaudited)                                     4

            Consolidated statements of
            cash flows for the nine months ended
            September 30, 1996 and 1995 (unaudit               5-6

            Consolidated statements of
            shareholders' equity for the three
            months and nine months ended September 30,
            1996 and 1995 (unaudited)                            7

            Notes to consolidated financial
            statements (unaudited)                               8


            Item 2. Management's Discussion and
            Analysis of Financial Condition and Results
            of Operations                                     9-15

      II.   OTHER INFORMATION


            Item 6.  Exhibits and Reports on Form 8-K           16


            Signatures                                          17

                      SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,        December 31,
                                                                  1996                1995
ASSETS                                                         (Unaudited)              *
                                                               -----------         -----------
Cash and due from banks                                         $2,790,957          $2,191,647
Interest bearing deposits with other banks                       1,653,000           2,134,919
Federal funds sold                                                 805,825           2,161,745
Securities available for sale                                   30,806,727          31,480,580
Loans, net                                                      79,582,795          70,598,398
Bank premises and equipment, net                                 3,118,623           3,180,351
Accrued interest receivable                                        933,488             983,841
Other assets                                                       295,548             386,377
                                                               -----------         -----------
          Total Assets                                        $119,986,963        $113,117,858
                                                               ===========         ===========

LIABILITIES
Non-interest bearing deposits                                   $8,938,172          $7,832,774
Interest bearing deposits                                       94,486,675          92,213,562
                                                               -----------         -----------
    Total deposits                                             103,424,847         100,046,336


Securities sold w/agreement to repurchase                        1,862,466                  --
Long-term borrowings                                             1,706,595             750,000
Other liabilities                                                  937,704             992,862
                                                               -----------         -----------
          Total Liabilities                                    107,931,612         101,789,198
                                                               -----------         -----------

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 382,625 shares                           956,562             956,562
Surplus                                                            685,534             685,534
Net unrealized gain (loss) on securities                           182,978             340,650
Retained earnings                                               10,397,247           9,512,884
Less cost of shares acquired for the
   treasury 1996, 4,115; and 1995, 4,115                          (166,970)           (166,970)
                                                               -----------         -----------
          Total Shareholders' Equity                            12,055,351          11,328,660
                                                               -----------         -----------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                                      $119,986,963        $113,117,858
                                                               ===========         ===========

  December 31, 1995 financial information has been extracted from audited financial statements.


See Notes to Condensed Consolidated Financial Statements
                                       3

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months ended September 30, 1996 and 1995
                                     (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                     September 30, September 30,   September 30, September 30,
                                         1996           1995           1996           1995
                                     -------------   ----------     -----------   -----------
Interest income:
   Interest and fees on loans           $1,912,956   $1,688,555      $5,546,873    $4,841,827
   Interest on securities:
     Taxable                               466,236      457,647       1,419,388     1,316,430
     Tax-exempt                             70,454       40,948         179,672       118,539
   Interest on federal funds sold            5,293        8,368          41,084        40,308
                                     -------------   ----------     -----------   -----------
     Total interest income               2,454,939    2,195,518       7,187,017     6,317,104
                                     -------------   ----------     -----------   -----------
Interest expense:
   Interest on deposits                  1,158,061    1,044,353       3,458,129     2,910,256
   Interest on federal funds purchased
      and securities sold under
      repo agmt                             23,470        1,737          25,066         2,875
  Interest on other borrowings              32,810        7,115          79,695        34,479
                                     -------------   ----------     -----------   -----------
     Total interest expense              1,214,341    1,053,205       3,562,890     2,947,610
                                     -------------   ----------     -----------   -----------
       Net interest income               1,240,598    1,142,313       3,624,127     3,369,494
   Provision for loan losses                15,000        5,000          40,000        55,000
     Net interest income after
       provision for loan losses         1,225,598    1,137,313       3,584,127     3,314,494
                                     -------------   ----------      ----------   -----------
Non-interest income:
   Insurance commissions                    30,741       31,543          79,465        78,808
   Trust department income                     501          ---             493           508
   Service fee income                       58,490       53,430         167,635       156,648
   Securities gains (losses)                (3,912)     (17,292)         30,000       (19,147)
   Other income                             17,326       11,083          43,394        34,854
                                     -------------   ----------     -----------   -----------
    Total other income                    103,146       78,764         320,987       251,671
                                     -------------   ----------     -----------   -----------
Non-interest expense:
   Salaries and employee benefits          428,579      382,356       1,294,552     1,164,266
   Net occupancy expense of premises        46,458       30,077         147,045        87,750
   Equipment expense                        47,198       39,359         147,240       120,681
   FDIC insurance premiums                     500       (5,692)          2,000        91,269
   Other expenses                          243,340      211,177         775,449       654,721
                                     -------------   ----------     -----------   -----------
      Total other expense                  766,075      657,277       2,366,286     2,118,687
                                     -------------   ----------     -----------   -----------

Income before income tax expense           562,669      558,800       1,538,828     1,447,478

   Income tax expense                      181,825      186,203         510,630       508,417
                                     -------------   ----------     -----------   -----------

Net Income                                $380,844     $372,597      $1,028,198      $939,061
                                     =============   ==========     ===========   ===========

Earnings per common share (Note 2)           $1.01        $0.98           $2.72         $2.48
                                     =============   ==========     ===========   ===========
Dividends per common share                    $---         $---           $0.38         $0.33
                                     =============   ==========     ===========   ===========


     See Notes to Condensed Consolidated Financial Statements
                                       4

CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
  For the Nine  Months  Ended
  September 30, 1996 and 1995 (Unaudited)


                                                             Nine Months Ended
                                                      September 30,      September 30,
                                                           1996              1995
                                                       -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $1,028,198          $939,061
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation                                        167,528           111,275
       Provision for loan losses                            40,000            55,000
       Securities (gains) losses                           (30,000)           19,147
       Provision for deferred income tax expense             3,682            21,648
       (Increase) decrease in accrued income receivable     50,353          (116,084)
       Amortization of security premiums and
         (accretion of discounts), net                      42,472            73,115
       (Increase) decrease in other assets                  74,465           (89,031)
        Increase in other liabilities                       43,547           104,092
       (Gain) on sale of other assets                       (6,318)               --
                                                       -----------        ----------
       Net cash provided by operating activities         1,413,927         1,118,223
                                                       -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities of securities
           held to maturity                                     --           100,000
       Purchases of securities held to maturity                 --          (615,567)
       Proceeds from sales of securities
           available for sale                            6,235,258         2,030,688
       Proceeds from maturities of securities
           available for sale                            3,425,000         2,075,000
       Purchases of securities available for sale       (9,708,744)       (5,724,686)
       Principal payments received on securities held
           to maturity                                          --           254,883
       Principal payments received on securities
           available for sale                              453,490            99,518
       (Increase) decrease in Federal funds sold, net    1,355,920          (184,047)
       Principal collected on (loans to customers), net (9,024,397)       (4,025,598)
       (Purchase of) proceeds from interest bearing
           deposits with other banks                       481,919          (491,163)
       Purchase of Bank premises and equipment            (105,800)         (958,147)
       Proceeds sales of other assets                       19,000                --
                                                       -----------        ----------
         Net cash provided by (used in) investing
           activities                                   (6,868,354)       (7,439,119)
                                                       -----------        ----------

Continued
See Notes to Condensed Consolidated Financial Statements


SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY
CONDENSED  CONSOLIDATED STATEMENTS  OF CASH FLOWS - Continued
For the Nine Months Ended  September  30, 1996 and 1995
(Unaudited)

                                                             Nine Months Ended
                                                         September 30,  September 30,
                                                              1996          1995
                                                       ---------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase  in demand deposits, NOW and
          savings accounts                                   1,214,514     3,123,228
      Proceeds from sales of  time deposits, net             2,163,998     3,990,680
      Increase in securities sold with agreement to
          repurchase                                         1,862,465            --
      Net increase (decrease) in other borrowings              956,595      (700,000)
      Dividends Paid                                          (143,835)     (124,908)
                                                       ---------------  ------------

      Net cash provided by (used in) financing
          activities                                         6,053,737     6,289,000
                                                       ---------------  ------------


      Increase (decrease) in cash and due from banks           599,310       (31,896)


      Cash and due from banks:
            Beginning                                        2,191,647     2,152,919
                                                       ---------------  ------------


            Ending                                          $2,790,957    $2,121,023
                                                       ===============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
          Interest paid to depositors                       $3,412,237    $2,824,075
                                                       ===============  ============


          Income taxes                                        $435,313      $559,222
                                                       ===============  ============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
       Other real estate acquired in settlement
          of loans                                                  $0        $8,400
                                                       ===============  ============


See Notes to Condensed Consolidated Financial Statements



                 SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

              CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Nine Months ended September 30, 1996 and 1995
                                     (Unaudited)




                                                          Three Months Ended
                                                  -----------------------------------
                                                     September 30,      September 30,
                                                         1996               1995
                                                  ----------------      -------------

Balance, beginning of period                           $11,300,153        $10,512,831

   Net income                                              380,844            372,597

   Change in net unrealized gain (loss)
     on securities available for sale                      374,354            (19,742)
                                                  ----------------      -------------

Balance, September 30                                  $12,055,351        $10,865,686
                                                  ================      =============



                                                           Nine Months Ended
                                                  -----------------------------------
                                                     September 30,      September 30,
                                                         1996               1995
                                                  ----------------      -------------

Balance, beginning of period                           $11,328,660         $9,378,140

   Net income                                            1,028,198            939,061

   Cash dividends declared                                (143,834)          (124,908)

   Change in net unrealized gain (loss)
     on securities available for sale                     (157,673)           673,393
                                                  ----------------      -------------

Balance, September 30                                  $12,055,351        $10,865,686
                                                  ================      =============




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

            The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1995 audited financial statements and Form 10-K.



Note 2.     Earnings Per Share

            Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 378,510 at September 30, 1996 and 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            INTRODUCTION AND SUMMARY

      The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. and its wholly owned subsidiary, South Branch Valley National Bank, as of September 30, 1996. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

      Net income for the third quarter of 1996 was $381,000, a 2.1% increase from the third quarter earnings of 1995 which totaled $373,000. This translated to $1.01 earned per share during the third quarter of 1996 compared to $.98 during the third quarter of 1995.

      Net income for the nine months ended September 30, 1996 totaled $1,028,000, which is an $89,000 or 9.5% increase from the $939,000 earned in the first nine months of 1995. Annualized return on average assets for 1996 was 1.19% as compared to 1.25% at September 30, 1995. Earnings per share increased from $2.48 for the first nine months of 1995 to $2.72 for the first nine months of 1996.

                              RESULTS OF OPERATIONS

Net Interest Income
-------------------

      For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1996 and 1995. The amounts of tax equivalent adjustments were $39,000 in 1996 and $28,000 in 1995.

      For the nine months ended September 30, 1996, the Company's net interest income, as adjusted, increased $266,000 or 7.8% to $3,663,000 as compared with $3,397,000 for the nine months ended September 30, 1995. The Company's net interest yield on earning assets decreased 25 basis points from 4.70% at September 30, 1995 to 4.45% for the nine months ended September 30, 1996. Management feels that this decrease is due primarily to a competitive local market for loans and deposits which has caused a general lowering of rates on loans while deposit rates have remained steady. A detailed analysis of the net interest yield is shown on Table I.


South Branch Valley Bancorp, Inc. and Subsidiary
---------------------------------------------------------------------------------------------
Table I - Average Distribution of Assets, Liabilities and Shareholders'
  Equity, Interest Earnings & Expenses, and Average Rates

                               September 30, 1996                    September 30, 1995
                         ------------------------------         -----------------------------
(In thousands of dollars)Average    Earnings/    Yield/          Average   Earnings/   Yield/
                         Balances    Expense       Rate          Balances    Expense     Rate
                         -------- ---------- ----------         -----------------------------
         ASSETS
Interest earning assets:
  Loans, net of unearned
    interest              $74,964     $5,547      9.87%           $64,993     $4,842    9.93%
  Securities
    Taxable                27,293      1,320      6.45%            25,745      1,216    6.30%
    Tax-exempt              4,494        219      6.50%             2,756        147    7.11%
Interest bearing
deposits
  with other banks          1,967         99      6.71%             1,943        100    6.86%
Federal funds sold            993         41      5.51%               842         40    6.33%
                         --------   --------     ------         ---------  ---------   ------
Total interest earning
  assets                  109,711      7,226      8.78%            96,279      6,345    8.79%


Noninterest earning
assets                      5,974                                   3,928
                         --------                               ---------

    Total assets         $115,685                                $100,207
                         ========                               =========



 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities:
  Interest bearing
    demand deposits       $19,625       $505      3.43%           $17,267       $465    3.59%
  Regular savings          15,507        410      3.53%            13,123        330    3.35%
  Time savings             57,480      2,543      5.90%            50,531      2,116    5.58%
  Federal funds purchased
    and Sec sold w/agmt to
    repurchase                791         25      4.21%                60          3    6.67%
  Other borrowings          1,790         80      5.96%               855         34    5.30%
                         --------   --------     ------         ---------  ---------   ------

                           95,193      3,563      4.99%            81,836      2,948    4.80%
Noninterest bearing liabilities:

  Demand deposits           8,257                                   7,649
  Other liabilities           889                                     660
                         --------                               ---------
    Total liabilities     104,339                                  90,145


Shareholders' equity       11,346                                  10,062
                         --------                               ---------
  Total liabilities and
    shareholders' equity $115,685                                $100,207
                         ========                              ==========

NET INTEREST EARNINGS                 $3,663                                $3,397
                                    ========                               =========

NET INTEREST YIELD ON EARNING ASSETS              4.45%                                4.70%
                                                 ======                                =====


                                       10

Provision for Loan Losses and Loan Quality
-----------------------------------------

      An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first nine months of this year totaled $40,000 compared to $55,000 for the nine months ended September 30, 1995. At September 30, 1996 the reserve for loan losses totaled $849,000 or 1.1% of net loans compared to $860,000 or 1.2% of net loans at December 31, 1995.

       Net loan charge-offs for the first nine months of 1996 were $50,000 as compared to $188,000 for the first nine months of 1995. Expressed as a percentage of average loans (net of unearned interest), net charge-offs were
 .07% for the first nine months of 1996 compared to .28% for the comparable period of 1995.


              Summary of Past Due Loans and Non-Performing Assets

                                            September 30        December 31
                                          ----------------      ------------
                                           1996       1995              1995
                                          -----       ----              ----
Loans contractually past due
90 days or more and still
accruing interest                          $238       $280              $260
                                           ====       ====              ====


Non-performing assets:
  Non-accruing Loans                       $384       $625              $538

  Other Real Estate Owned                    30         40                40
                                           ----       ----              ----

                                           $414       $665              $578
                                           ====       ====              ====

      The level of non-performing assets has decreased during the past year due to management's continuing efforts to improve the quality of the Company's assets. Total loans past due 90 days or more plus non-performing assets have decreased approximately 31.0% from the same period last year. Loans contractually past due 90 days or more and still accruing interest have decreased approximately 8.5% or $22,000 since December 31, 1995.

Non-interest Income
-------------------

      Total other income increased approximately $69,000 or 27.4% during the first nine months of 1996, as compared to the first nine months of 1995.

      Service fee income increased approximately $11,000 or 7.0%. Management is presently studying ways of improving the Company's service fee income and believes the Company will be able to maintain levels of service fee income similar to third quarter level throughout the remainder of 1996. Management plans to initiate a new service fee structure for commercial accounts during the first quarter of 1997.

      Securities gains (losses) increased from a loss of ($19,000) for the first nine months of 1995 to a gain of $30,000 for the first nine months of 1996. This $49,000 increase in securities gains represents a 257.9% improvement for the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995 due to sales to improve rates and GAP.

      Other income increased approximately $8,000 or 22.9% from September 30, 1995 to September 30, 1996. This increase is primarily attributable to an increase in merchant fees on credit cards and profits realized on sales of other real estate owned.

Non-interest Expense
--------------------

      Total non-interest expense increased approximately $248,000 or 11.7% during the first nine months of 1996 as compared to the first nine months of 1995. A more detailed discussion of non-interest expense components follows:

      An increase of approximately $131,000 or 11.3% in salaries and employee benefits can be attributed to a general increase in salaries and a slight increase in insurance costs. Also contributing to this increase was the purchase of the Petersburg branch in November 1995. This new branch increased our number of full time equivalent employees by 9.6% from 52 employees before the purchase to 57 employees after the purchase.

      Net occupancy expense increased approximately $59,000 to $147,000 or 67.0% from September 30, 1995 to September 30, 1996. Equipment expense also increased 21.5% from approximately $121,000 for the period ending September 30,1995 to $147,000 for the period ending September 30, 1996. These increases were expected and planned for by management due to the purchase of the Petersburg branch during the fourth quarter of 1995 and the recently completed renovation and addition to the Company's home office in Moorefield.

      Due to the decrease in the semi-annual rate of deposit insurance from $.115 per hundred dollars of deposits to a minimum assessment of $1,000, FDIC insurance premiums decreased approximately $89,000 for the first nine months of 1996 as compared to the first nine months of 1995.

      Other expenses increased approximately $120,000 or 18.3% from $655,000 to $775,000 during the first nine months of 1996 compared to the first nine months of 1995. The major factors contributing to this increase are as follows:

      ** During the first nine months of 1996 the bank did a computer conversion and experienced some one time expenses. Data processing expense increased 63.6% from approximately $55,000 in 1995 to $90,000 in 1996. ATM expense increased from $14,000 to $25,000 or 78.6%. Management does not expect these large increases in expenses to continue.

      ** Associated with the acquisition of the new branch in Petersburg as of November 1995 was the creation of a new expense, amortized goodwill. This expense has totaled $28,000 thus far in 1996 and will continue at this rate through the end of 2000.

      ** Credit card expense increased 29.6% from $27,000 in 1995 to $35,000 in 1996. This increase is the result of a decrease in the number of banks being serviced by the Company's processor and thus increasing the share of each bank's cost.

      ** The bank's strong loan demand required more credit reports which increased credit reference fees from $14,000 in 1995 to $19,000 in 1996, an increase of 35.7%.

      ** On September 7, 1996 the bank's main office located in Moorefield experienced a flood with water approximately eleven inches deep in the entire building. Flood clean up expenses through the end of September totaled approximately $6,000. This does not include any building or furniture damage, which is in the process of being determined by the insurance company. At this time management is uncertain as to the total damages caused by the flood, but the Bank's insurance deductible appears to be the Bank's only significant exposure to loss. The Bank's flood insurance deductible is $10,000.

Liquidity
---------

      Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At September 30, 1996 the loan to deposit ratio was 76.9% as compared to 73.0% at September 30, 1995. Cash and due from banks totaled $2,791,000 or 2.3% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $3,878,000 or 3.2% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.


                              FINANCIAL CONDITION

      The Company's total assets have increased approximately 6.1% or $6.9 million from December 31, 1995. The overall composition of the Company's assets has not changed significantly since December of 1995.

      Total loans have increased approximately $9.0 million or 12.7% since December 31, 1995. This has increased the loan to deposit ratio to 77.0% as compared to 71.0% as of December 1995. This increase in the loan to deposit ratio was planned for and expected by management.

      Total deposits have increased approximately $3.4 million or 3.4% since December 31, 1995. Approximately $1.1 million of this increase was in noninterest bearing deposits and approximately $2.3 million was in interest bearing accounts. This growth is consistent with the Company's overall business plan.

      In the Bank's never ending quest to provide better service to all of it's customer base, the Bank began a new service on June 30, 1996. This service is called securities sold under agreement to repurchase. Federal law prohibits the payment of interest on corporate demand accounts. In order to be more competitive and to better serve it's corporate customers, the Bank was pleased to be able to offer this new service to corporate customers who typically maintain deposits in excess of $250,000. The Bank has set aside a group of U. S. Agency securities for these repurchase agreements. These repurchase agreements totaled $1.9 million on September 30, 1996 with a yield of 4.13%. These Repos are reflected on the Condensed Consolidated Balance Sheet as borrowings.

      The Bank increased it's long term borrowings from the Federal Home Loan Bank by approximately $957,000. This increase was used to fund some of the Bank's loan growth.

      The Company's total shareholders' equity has increased approximately $726,000 or 6.4% since December 31, 1995. This increase is due to internally generated undistributed net income. The Company's equity to total assets ratio was 10.0% at September 30, 1996 and at December 31, 1995. The Company's subsidiary bank's risk weighted capital ratio was approximately 16.1% at September 30, 1996, and is well within Federal regulatory guidelines. The Company is not aware of any pending Federal regulation which would have a material negative impact on its operations at this point in time.

                                    PART II


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                  (registrant)



                                    By: /s/ H. Charles Maddy, III
                                       -----------------------------
                                        H. Charles Maddy, III, President
                                        and Chief Financial Officer





                                    By: /s/ Russell F. Ratliff, Jr.
                                       ------------------------------
                                        Russell F. Ratliff, Jr.
                                        Treasurer








Date:      November 13, 1996
     -----------------------
                                       17