Form 10KSB
period 1996-12-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-03-28
CIK 811808

1-64
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    December 31, 1996
                            ---------------------

Commission File Number       0-16587
                            ---------------------

                        South Branch Valley Bancorp, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 West Virginia                         55-0672148
          -----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


                               310 N. Main Street
                         Moorefield, West Virginia 26836
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (304) 538-2353
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
            Title of each class              which registered
            -------------------         -------------------------
                  None                            None

Securities registered pursuant to Section 12(g) of the Act:

                                     Common
                                ----------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                        -----       -----
                                       1

                                                                            2-64
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $10,149,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  Aggregate Market Value        Based Upon Reported
                     of Voting Stock            Closing Price on
                 -----------------------        -------------------
                      $11,611,200                  March 1, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class             Outstanding as of March 1, 1996
             ---------          --------------------------------
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

                                          Part of Form 10-KSB
                                          Into Which Document
            Document                      is Incorporated

South Branch Valley Bancorp, Inc.         Part II
Annual Report to Shareholders
for the year ended December 31, 1996

Reports filed on Form 8-K                 Part III


This form 10-KSB is comprised of 64 pages. The exhibit index is located on page 17.
                                       2

                                                                            3-64

                       SOUTH BRANCH VALLEY BANCORP, INC
                                   FORM 10-KSB
                                      INDEX


                                                                            Page
Part I.

      Item 1.     Business...................................................4-6
      Item 2.     Properties.................................................6-7
      Item 3.     Legal Proceedings............................................7
      Item 4.     Submission of Matters to a Vote of Shareholders..............7

Part II.

      Item 5      Market for the Registrant's Common
                  Stock and Related Shareholder Matters......................8-9
      Item 6.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations and Related Statistical Disclosures...............9
      Item 7.     Financial Statements ........................................9
      Item 8.     Changes in and Disagreements with Accounts
                  on Accounting and Financial Disclosure.......................9

Part III.

      Item 9.     Directors and Executive Officers of the
                  Registrant...............................................10-12
      Item 10.    Executive Compensation...................................13-14
      Item 11.    Security Ownership of Certain Bene-
                  ficial Owners & Management...............................15-16
      Item 12.    Certain Relationships and Related
                  Transactions................................................16
      Item 13.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K..................................17-18

Signatures.................................................................19-20

                                                                            4-64
                                     PART I

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


South Branch Valley National Bank

The South Branch Valley National Bank of Moorefield was originally chartered by the Office of the Comptroller of the Currency on August 15, 1883. For purposes of effecting the 1987 merger, South Branch Valley National Bank Inc. was organized and chartered on October 2, 1987. The surviving Bank is currently operating as South Branch Valley National Bank of Moorefield. The Bank is a full service, FDIC insured, national banking association engaged in the commercial and retail banking business. At December 31, 1996 the Bank employed approximately 62 people.

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

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of
                                       4

                                                                            5-64
prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.

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

The Bank also serves as trustee where appointed by a court or under a private trust agreement. As trustee, the Bank invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 1996, fees generated from the operation of the Bank's Trust Department comprised less than one percent of gross revenues earned during the year.

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

On September 29, 1994, the Bank Holding Company Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisition anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997

                                                                            6-64
in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time.

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

Competition

The Bank competes primarily with seven commercial banks over a four county area:
Hardy County, Hampshire County, Grant County, and Pendleton County. Additionally, Farmers' Home Administration and the Federal Land Bank are competitors for loans. According to the latest Sheshunoff Bank Quarterly, dated September 1996, the Bank had assets representing approximately 17% of total assets for the seven commercial banks serving its primary market area.

It can be expected that with the liberalization of the branch banking laws in West Virginia, additional financial institutions may compete with the Bank. The Bank has taken an aggressive posture with the establishment of the Mathias, Franklin and Petersburg branches, and intends to continue vigorously competing for its share of the market within its service area by offering competitive rates and terms on both loans and deposits.

Employees

At December 31, 1996, the Bank employed 52 full time employees and 10 part time employees.

ITEM 2.  PROPERTIES
-------------------

In 1911 the Bank acquired the property now known as the "Old Bank" building located at 107 South Main Street, Moorefield, West Virginia. In 1963 the Bank acquired property adjacent to that same building which is now being used as a parking lot. In December
                                       6

                                                                            7-64
1994 the Bank acquired property on Winchester Avenue that adjoins the Old Bank building and the parking lot. The completion of the renovation and addition to the main office has allowed the Bank's bookkeeping and operations departments to move into the main office. Therefore, the Winchester Ave. parcel as well as the property located at 107 S. Main St. will be offered for sale.

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

By deeds dated May 31, 1986 and July 14, 1986 the Bank acquired two parcels of land located on the east side of U.S. Route 220 in the town of Franklin, West Virginia. On October 3, 1986 the Bank received preliminary approval from the Office of the Comptroller of the Currency to establish a branch bank at this location. The Bank's Franklin branch was opened for banking operations on January 1, 1987.

During 1995, the Bank acquired a parcel of land and branch office located on the north side of U.S. Route 220 in the town of Petersburg, West Virginia. This property was purchased from Blue Ridge Bank and began operating as a branch of South Branch Valley National Bank on November 15, 1995.

At December 31, 1996, various parcels of real estate with an aggregate book value of $28,955 are maintained by the Bank as a result of foreclosure proceedings on loans collateralized by such real estate.


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

                                                                            8-64
                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company acts as its own registrar and transfer agent. Its shares are not publicly traded on any exchange or over the counter market. Shares of the Company's common stock are occasionally bought and sold by private individuals, firms or corporations. In many instances, the Company does not have knowledge of the purchase price or the terms of the purchase. No definitive records of bids and ask or sale prices are available. However, the average sales price for the shares that have voluntarily been reported to the Company in the last 60 days is $44.25 per share.

The approximate number of stockholders of record for SBVB's common stock as of March 1, 1997 was 640.

The following sets forth quarterly cash dividends declared per share for the prior two years.

                  Quarterly Common Stock Dividends
                  --------------------------------
                  Quarter            1996    1995
                  -------            ----    ----
                  First              $  -    $  -
                  Second              .38     .33
                  Third                 -       -
                  Fourth              .39     .35

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

Additional information related to dividend restrictions is included in Note 13 of the Notes to Consolidated Financial Statements included on pages 33 through 34 of the 1996 Annual Report which is incorporated herein by reference under
Part II, Item 7 of this filing.

Cash dividends rose 13.2% to $.77 per share in 1996. It is the intention of management and the Board of Directors to continue to pay dividends on the same schedule during 1996. However, future

                                                                            9-64
cash dividends will depend on the earnings, financial condition and the business of the Bank as well as general economic conditions; however, management is not presently aware of any reason why dividend payments should not continue.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS AND RELATED STATISTICAL DISCLOSURES
-------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 of the 1996 Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The report of the independent auditors and consolidated financial statements and notes thereto are included on pages 17 through 37 of the 1996 Annual Report and are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There has been no Form 8-KSB filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                                                           10-64
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

CURRENT BOARD OF DIRECTORS.
---------------------------

The Board of Directors of the Company may consist of not less than nine (9) nor more than fifteen (15) persons in accordance with the Company's Articles of Incorporation. The number of directors may be fixed by the Board of Directors as deemed appropriate. Currently, the Board of Directors has fixed the number of directors at fourteen (14).

The current Board of Directors of the Company is comprised of the individuals listed below. Directors of the Company are divided into three classes and serve a staggered three (3) year term. All current directors of the Company are also directors of the Company's subsidiary, South Branch Valley National Bank ("Bank").
Directors of the Bank serve for a one (1) year term. The table below sets forth information concerning each director as of March 1, 1997.

                      Date
                    Current Term
                    as Director
                    of Company        Positions & Principal Occupation or
Name and Age         Expires          Employment Last Five Years
------------        -------------     ---------------------------------------

Oscar M. Bean (46)         1998       Chairman of the Board since February
                                      1995; Director of Company since 1987;
                                      Director of Bank since 1978; Managing
                                      Partner of Bean & Bean Attorneys.

Donald W. Biller (65)      1999       Director and Vice Chairman of the Board
                                      since 1987; Director of Bank since 1975;
                                      President of D.W. Biller, Inc.; Director of WV Farm Credit ACA; Farmer.

James M. Cookman (42)      1997       Director of Bank since 1994; President
                                      of Cookman Insurance Center, Inc.,
                                      President of Cookman Realty Group, Inc.
                                      and President of Transcover, Inc.

John W. Crites (56)        1999       Director of Company and Bank since 1989;
                                      President of Allegheny Wood Products,
                                      Inc.; Partner, JPC, Limited Liability
                                      Company; Partner, Allegheny Dimension;
                                      Principal Stockholder, KJV Aviation.

Thomas J. Hawse, III (51)  1997       Director of Company since 1988;
                                      President of Hawse Food Market, Inc.

Phoebe F. Heishman (55)    1998       Secretary of Company since 1995;
                                      Director of Company since 1987;
                                      Director of Bank since 1973; Editor and
                                      Publisher of Moorefield Examiner;
                                      President of R.E. Fisher Co., Inc.

                                                                           11-64
Gary L. Hinkle (47)        1997       Director the Company since 1993;
                                      President of  Hinkle Trucking, Inc.,
                                      Dettinburn Transport, Inc., and Mt.
                                      Storm Fuel Corporation.

Jeffrey E. Hott (46)       1999       Director of Company and Bank since 1990;
                                      Vice President of Hott's Ag Services,
                                      E.E. Hott, Inc., and Franklin Oil Co.

H. Charles Maddy, III,(33) 1997       Director of Company since 1993; Has served
                                      as the Bank's President and Chief
                                      Executive Officer since 1993. He served as
                                      Chief Financial Officer of the Company
                                      from 1988 to 1994 when he became
                                      President.

Harold K. Michael (53)     1997       Director of the Company since 1994
                                      Owner/ agent of H.K. Michael & Son
                                      Insurance and a member of the West
                                      Virginia House of Delegates.


Mary Ann Ours (63)         1998       Director of Company and Bank since 1994;
                                      President of Ours Valley View Poultry
                                      Farm, Inc.

Russell F Ratliff, Jr.(46) 1999       Director of Company and Bank since 1994;
                                      Treasurer of the Company, 1987 to
                                      present; Vice President and Cashier of
                                      the Bank, 1993 to present; CEO and
                                      Cashier of the Bank, 1988 to 1993.

Harry C. Welton  (67)      1999       Director  of  Company since  1987;
                                      Director  of Bank since  1986;
                                      Retired farmer.

Renick C. Williams (62)    1998       Director of Company since 1987;
                                      President and Chairman of the Board of
                                      Company, 1987 to 1995; Director of Bank
                                      since 1967; President of South Branch
                                      Inn, Inc.; President of Fort Pleasant
                                      Farms, Inc.; President of Hampshire S&J
                                      Co., Inc.

                                                                           12-64

EXECUTIVE OFFICERS.

The following table identifies the executive officers of the Company, all of whom were appointed in April 1996 to serve until the next annual meeting. Mr. Pavan and Mr. Jennings are executive officers of the Company's only subsidiary, South Branch Valley National Bank. Mr. Bean and Mrs. Heishman, who are also directors of the Company, do not receive additional compensation for their service as executive officers of the Company and thus are not listed in the Executive Compensation Table.

Name, Year Appointed, Age           Office, Experience covering the last
-------------------------           five years
                                    --------------------------------------
Oscar M. Bean, 1995 (46)            Chairman of the Board of the Company
                                    February 1995 to present; Chairman of
                                    the Board of the Bank, February 1995 to
                                    present; Secretary of the Company 1987
                                    to February 1995.

Phoebe F. Heishman, 1995 (55)       Secretary of the Company, February 1995
                                    to present.

H. Charles Maddy, III, 1988 (33)    President of the Company since 1994;
                                    Chief Financial Officer of the Company,
                                    1988 to 1994; President and Chief
                                    Executive Officer of the Bank, April
                                    1993 to present; Executive Vice
                                    President of the Bank, 1992 to 1993;
                                    Vice President and Controller, 1988 to
                                    1992.

Russell F. Ratliff, Jr.,1986 (46)   Treasurer of the Company, 1987 to present;
                                    Vice President and Cashier of the
                                    Bank,  April 1993 to  present;  CEO and
                                    Cashier of the Bank, 1988 to 1993.

                                                                           13-64

Jeffery L. Pavan, 1992 (35)         Vice President of Loan administration,
                                    1992 to present.  Previously affiliated
                                    with United Companies Lending
                                    Corporation, Inc. in Fort Wayne,
                                    Indiana.

Scott C. Jennings, 1994 (35)        Vice President of Loan Review and
                                    Compliance, 1994 to present; Loan Review and Compliance Officer 1991 to 1994.


COMPLIANCE WITH REPORTING OF SECURITIES TRANSACTIONS
----------------------------------------------------

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission (the "SEC") regulations, the Company's directors, executive officers and greater than ten percent shareholders are required to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely upon submissions of copies of reports to the Company, the Company is not aware of any late filings.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Cash  Compensation.
------------------

Executive officers of the Company are not compensated for services rendered to the Company. Executive officers of its subsidiary, South Branch Valley National Bank, are compensated for services rendered to the Bank. The table below sets forth the cash compensation of the Company's Chief Executive Officer and any executive officer of South Branch Valley Bancorp, Inc. or its subsidiary earning $100,000 or more for the years ended December 31, 1996, 1995 and 1994.


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
Name and
Principal                                                        All Other
Position                      Year        Salary      Bonus    Compensation


H. Charles Maddy, III         1996        $73,500     $26,667     $19,113  (1)
President & Chief
Executive Officer             1995        $70,000     $25,110     $19,432  (1)

                              1994        $60,000     $23,886     $17,427  (1)

(1) Amount includes payments made on behalf of the executive to the ESOP ($3,675)and 401(k) Profit Sharing Plan ($4,043), amounts taxable to the executive for personal use of the Company vehicle ($6,141), excess life insurance ($54) and fees received by the executive as a member of the Company's subsidiary bank's board of directors, which

                                                                           14-64
totaled $5,200. Mr. Maddy received no compensation for his position as Director of the Company.


SOUTH BRANCH VALLEY BANCORP, INC. PLANS.
----------------------------------------

The Company has a defined contribution profit-sharing and thrift plan with 401(k) provisions covering substantially all employees. Any employee who is at least 21 years of age and is employed in a position requiring at least 1,000 hours of service per year is eligible to participate. Under the provisions of the plan, the Company will make a matching contribution on behalf of each participant of 25% of the participant's salary reduction contributions of up to 4% of such participant's compensation. These matching contributions shall be fully vested at all times. The Company may also make additional contributions at the discretion of the Company's Board of Directors. Vesting in discretionary contributions occurs at the rate of 0% or the first two years of eligibility and 20% per year thereafter. Total Company contributions to the plan for the year ended December 31, 1996, totaled $54,240. The trustees of the plan are also members of the Company's Board of Directors.

The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees. Any employee who is at least 21 years of age and is credited with at least 1,000 hours of service during the plan year is eligible to participate. Vesting occurs at the rate of 0% for the first year of credited service and 20% for each year thereafter. Under the provisions of the plan, employee participants in the ESOP are not permitted to contribute to the plan, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company's Board of Directors. Contributions to the plan for the year ended December 31, 1996, totaled $48,250. The trustees of the ESOP are also members of the Company's Board of Directors.

In 1990, the Company adopted an incentive compensation program for its key employees. Bonuses are awarded to key employees based on a prescribed formula using the Company's return on assets as a base. For the year ended December 31, 1996, $137,000 was paid under the provisions of the incentive compensation program. The amounts awarded to the Chief Executive Officer are shown in the bonus column of the Compensation Table.

Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long term compensation plans. The Chief Executive Officer has an employment contract with the Bank. The significant provisions of this agreement and potential amounts involved are included in Note 12 of the Consolidated Financial Statements included in Item 7 of this filing.

                                                                           15-64
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the amount of common stock beneficially owned by each director and by all executive officers and directors of the Company and its subsidiary, South Branch Valley National Bank, as a group of sixteen (16) persons as of March 4, 1997.

Name of                 Qualifying           Other Shares
Beneficial                Shares             Beneficially  Owned      Percent of
  Owner                   Owned                Direct     Indirect     Class**

Oscar M. Bean               1,000              5,961        1,738 (4)     2.0%
Donald W. Biller            1,000                ---        5,120 (9)     1.4%
James M. Cookman            1,000                ---        1,161 (7)      .3%
John W. Crites              1,000              1,000       23,905 (2)     6.6%
Thomas J. Hawse, III        1,000              1,800          ---          .5%
Phoebe F. Heishman          1,000              9,150        1,540 (5)     2.8%
Gary L. Hinkle              1,000              6,517        2,400 (8)     2.4%
Jeffrey E. Hott             1,000              1,000       16,975 (3)     4.8%
H. Charles Maddy, III           *                202          783 (6)      .3%
Harold K. Michael           1,000                 38          ---          .0%
Mary Ann Ours               1,000              3,615          ---         1.0%
Russell F. Ratliff, Jr.         *                950          838 (6)      .5%
Harry C. Welton, Jr.        1,000              1,840        9,465 (1)     3.0%
Renick C. Williams          1,000                130          ---          .0%


                                              32,203       63,925        25.6%
                                              ======       ======        =====
All directors and
executive officers as
a group (16 persons),
ESOP and Trust Department***                  32,231       71,879        27.5%
                                              ======       ======        =====


     *   Director/employee exempt from qualifying requirement
     **  Does not include qualifying shares.
     *** Includes 510 shares held in the Trust Department and voted by the Trust
         Officer and 6,864 shares owned by the Bank's ESOP and voted by three Trustees, who are Directors of the Bank. This total excludes Mr. Maddy's and Mr. Ratliff's shares held in the ESOP.

(1)   All shares indirectly held are owned by the spouse.

(2) All shares indirectly held by Mr. Crites are owned by Allegheny Wood Products, Inc. of which Mr. Crites is the president and majority shareholder.

                                                                           16-64
(3) 150 shares are owned by Mr. Hott's minor children; 9,725 shares are owned by E.E. Hott, Inc. and 7,100 shares are owned by Franklin Oil Co. (Mr. Hott is vice president of both companies).

(4) 55 shares are owned by Mr. Bean's spouse; 493 shares are owned by Mr. Bean's minor children; 1,190 shares are owned by Mr. Bean's mother for whom he has power of attorney.

(5) 220 shares are owned by Ms. Heishman's spouse; 1320 shares are owned by minor children.

(6)   Fully vested  shares held on behalf of named  individual  in the Company's
      ESOP.

(7) 710 shares are owned by Mr. Cookman's minor children; 500 shares are owned by Cookman Insurance Center, Inc. in which Mr. Cookman has a majority interest, and 368 shares are owned by the Cookman Insurance Center, Inc. Profit Sharing Plan.

(8) 2,400 shares are owned by Hinkle Trucking, Inc. of which Mr. Hinkle is the president.

(9) All shares indirectly held by Mr. Biller are owned by D.W. Biller, Inc. of which Mr. Biller is the president.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Directors and executive officers of South Branch Valley Bancorp, Inc. and subsidiary, members of their immediate families, and business organizations and individuals associated with them have been customers of, and have had normal banking transactions with, South Branch Valley National Bank. All such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. It is anticipated that similar transactions will continue in the future. The extent of significant transactions with related parties is disclosed the Notes to the Consolidated Financial Statements included on pages 22 though 37 of the 1996 Annual Report and is incorporated herein by reference.

Director Oscar M. Bean is a partner in the law firm of Bean & Bean which has served as counsel for South Branch Valley National Bank in a number of matters during the year. It is anticipated that this relationship will continue in 1997. Fees paid by the Bank to the law firm of Bean & Bean were less than 5% of the law firm's gross revenues in 1996.

                                                                           17-64

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the registrant, have been presented in the financial statements and notes thereto in Item 7 in management's discussion and analysis of financial condition and results of operation in Item 6 or elsewhere in this filing where appropriate. The listing of exhibits follows:


                                INDEX TO EXHIBITS

A)    Exhibits
                                                            Page(s) in
Exhibit                 Description                         Form 10-KSB or
Number                                                      Prior Filing
-------                                                     Reference
                                                            --------------

(3)       Articles of Incorporation and By-laws

            (i)   Articles of Association of South
                  Branch Valley National Bank               (a)

            (ii)  Articles of Incorporation of South        (a)
                  Valley Bancorp, Inc., dated
                  March 3, 1987

            (iii) By-laws of South Branch Valley            (a)
                  Bancorp, Inc.

(10)        Material Contracts

            (i)   Change of Control Agreement               (b)

(12)        Annual Report to Shareholders                   21-61

(21)        Subsidiaries of the Registrant                  62

(23)        Consent of Independent Certified                63
            Public Accountants

(27)        Financial Data Schedule                         64


(a)Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s registration statement on Form S-4 dated September 1, 1987, Registration No. 33-16947 filed on or about September 1, 1987.

(b)Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1995 filed on or about March 22, 1996.

                                                                           18-64
B)    Reports on Form 8-K

     No reports of Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1996. However, prior to this filing on or about January 15, 1997 and February 7, 1997, the Registrant filed Form 8-K and related Form F-11 related to the execution of a stock purchase agreement to acquire approximately 35.4% of the Capital State Bank, Inc. a state non-member financial institution located in Charleston, West Virginia. On March 27, 1997, the Registrant filed Form 8-K and related Form F-11 related to the execution of a stock purchase agreement to acquire approxmiately 50,000 shares of the Capital State Bank, Inc. This will give the Registrant an ownership interest of approximately 40% in Capital State Bank, Inc. These documents are incorporated herein by reference in their entirety.

                                                                           19-64

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    South Branch Valley Bancorp, Inc.
                                    a West Virginia Corporation
                                          (registrant)


By:/s/Oscar M. Bean      3/28/97     By:/s/H. Charles Maddy, III  3/28/97
--------------------------------     ------------------------------------
    Oscar M. Bean,         Date      H. Charles Maddy, III        Date
    Chairman of the Board            President



By:/s/Russell F. Ratliff, Jr.   3/28/97
---------------------------------------
      Russell F. Ratliff, Jr.     Date
      Treasurer
      Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Title             Date
                              -----             ------

/s/ Oscar M. Bean             Director          March 28, 1997
---------------------------
Oscar M. Bean


/s/ Donald W. Biller          Director          March 28, 1997
------------------------
Donald W. Biller


/s/ James M. Cookman          Director          March 28, 1997
---------------------------
James M. Cookman


/s/ John W. Crites            Director          March 28, 1997
------------------------
John W. Crites


/s/ Thomas J. Hawse, III      Director          March 28, 1997
---------------------------
Thomas J. Hawse, III


/s/ Phoebe F. Heishman        Director          March 28, 1997
---------------------------
Phoebe F. Heishman

                                                                           20-64

/s/ Gary L. Hinkle            Director          March 28, 1997
------------------------
Gary L. Hinkle


/s/ Jeffrey E. Hott           Director          March 28, 1997
------------------------
Jeffrey E. Hott


/s/ H. Charles Maddy, III     Director          March 28, 1997
---------------------------
H. Charles Maddy, III


/s/ Harold K. Michael         Director          March 28, 1997
---------------------------
Harold K. Michael


/s/ Mary Ann Ours             Director          March 28, 1997
---------------------------
Mary Ann Ours


/s/ Russell F. Ratliff, Jr.   Director          March 28, 1997
---------------------------
Russell F. Ratliff, Jr.


/s/ Harry C. Welton, Jr.      Director          March 28, 1997
---------------------------
Harry C. Welton, Jr.


/s/ Renick C. Williams        Director          March 28, 1997
---------------------------
Renick C. Williams