Form 10QSB
period 1997-03-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-05-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1997
                  -----------------------------

Commission File Number     0-16587
                        -----------------------

                      South Branch Valley Bancorp, Inc.
-------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                West Virginia                          55-0672148
-------------------------------------------------------------------------------
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)                 Identification No.)


                  310 North Main Street
                  Moorefield, West Virginia                 26836
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                               (304)   538-2353
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X      No
                                                  ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         378,510 common shares were outstanding as of April 29, 1997.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX

                                                                            Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Condensed consolidated balance sheets
                  March 31, 1997 (unaudited) and
                  December 31, 1996                                            3

                  Condensed consolidated statements of
                  income for the three months ended
                  March 31, 1997 and 1996 (unaudited)                          4

                  Condensed consolidated statements of
                  cash flows for the three months ended
                  March 31, 1997 and 1996 (unaudited)                        5-6

                  Condensed consolidated statements of
                  shareholders' equity for the three
                  months ended March 31, 1997 and 1996 (unaudited)             7

                  Notes to condensed consolidated financial
                  statements (unaudited)                                    8-11


            Item 2.
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operation         12-17

      II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                         18

            Signatures                                                        19


               SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                1997           1996
ASSETS                                                       (Unaudited)         *
                                                          --------------  --------------
Cash and due from banks                                      $3,443,963      $3,162,552
Interest bearing deposits with other banks                    1,553,000       1,553,000
Federal funds sold                                            1,736,449         723,734
Securities available for sale                                29,815,147      29,351,998
Marketable equity securities                                    512,500              --
Loans, net                                                   86,183,134      82,414,205
Bank premises and equipment, net                              3,106,858       3,121,892
Accrued interest receivable                                     972,935         928,642
Other assets                                                  5,042,383         857,582
                                                          --------------  --------------
     Total Assets                                          $132,366,369    $122,113,605
                                                          ==============  ==============

LIABILITIES
Non-interest bearing deposits                                $9,245,358      $9,075,059
Interest bearing deposits                                    92,584,726      91,866,353
                                                          --------------  --------------
  Total deposits                                            101,830,084     100,941,412
Short-term borrowings                                         6,773,348       4,377,397
Long-term borrowings                                          8,991,002       3,514,652
Contingent common stock subscribed                            1,492,790              --
Other liabilities                                               806,286         976,351
                                                          --------------  --------------
     Total Liabilities                                     $119,893,510     109,809,812
                                                          ==============  ==============

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 382,625 shares                       $956,562        $956,562
Surplus                                                         685,534         685,534
Net unrealized gain (loss) on securities                        (52,316)        117,199
Retained earnings                                            11,050,049      10,711,468
Less cost of shares acquired for the
   treasury 1997, 4,115; and 1996, 4,115                       (166,970)       (166,970)
                                                           -------------   -------------
     Total Shareholders' Equity                             $12,472,859     $12,303,793
                                                           -------------   -------------
     Total Liabilities and Shareholders' Equity            $132,366,369    $122,113,605
                                                           =============   =============

      * December 31, 1996 financial information has been extracted from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements


               SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months ended March 31, 1997 and 1996
                                  (Unaudited)
                                                                 Three Months Ended
                                                             March 31,       March 31,
                                                               1997            1996
                                                           -------------   -------------
Interest income:
   Interest and fees on loans                                $2,011,020      $1,797,817
   Interest on securities:
     Taxable                                                    411,956         471,978
     Tax-exempt                                                  74,535          47,784
   Interest on Federal funds sold                                13,304          23,257
                                                           -------------    ------------
     Total interest income                                    2,510,815       2,340,836
                                                           -------------    ------------
Interest expense:
   Interest on deposits                                       1,100,403       1,140,623
   Interest on short-term borrowings                             42,168             307
   Interest on long-term borrowings                             103,247          20,918
                                                           -------------    ------------
     Total interest expense                                   1,245,818       1,161,848
                                                           -------------    ------------
       Net interest income                                    1,264,997       1,178,988
   Provision for loan losses                                     30,000          10,000
                                                           -------------    ------------
       Net interest income after
       provision for loan losses                              1,234,997       1,168,988
                                                           -------------    ------------
Non-interest income:
   Insurance commissions                                          9,922          22,563
   Trust department income                                            0              (8)
   Service fee income                                            57,004          49,905
   Securities gains (losses)                                          0          33,912
   Other income                                                  29,359          14,737
                                                           -------------    ------------
       Total other income                                        96,285         121,109
                                                           -------------    ------------
Non-interest expense:
   Salaries and employee benefits                               447,877         443,697
   Net occupancy expense                                         42,642          53,326
   Equipment expense                                             67,903          62,806
   FDIC insurance premiums                                        2,780           1,000
   Other expenses                                               260,442         252,913
                                                           -------------     -----------
       Total other expense                                      821,644         813,742
                                                           -------------     -----------

Income before income tax expense                                509,638         476,355

   Income tax expense                                           171,057         165,170
                                                           -------------     -----------

Net Income                                                     $338,581        $311,185
                                                           =============     ===========
Earnings per common share                                         $0.89           $0.82
                                                           =============     ===========
Dividends per common share                                         $---            $---
                                                           =============     ===========

           See Notes to Condensed Consolidated Financial Statements


SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 1997 and 1996
(Unaudited)



                                                                  Three Months Ended
                                                                March 31,     March 31,
                                                                  1997          1996
                                                           --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $338,581     $311,185
     Adjustments to reconcile net earnings to net
     cash provided by operating activitites:
       Depreciation                                                56,307       53,431
       Provision for loan losses                                   30,000       10,000
       Securities (gains)                                              --      (33,911)
       Provision for deferred income tax expense                   41,150        9,237
       (Increase) in accrued income receivable                    (44,293)     (53,655)
       Amortization of security premiums and
        (accretion of discounts), net                               4,985       15,748
        Decrease  in other assets                                 462,723       57,111
        (Decrease)  in other liabilities                          (96,696)    (121,338)
        (Gain) on sale of other assets                             (7,344)          --
                                                           ---------------  ------------
       Net cash provided by (used in) operating activities        785,413      247,808
                                                           ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of securities available for sale            --    2,209,305
       Proceeds from  maturities  of  securities  available
            for sale                                              250,000    2,500,000
       Purchases of securities available for sale              (1,416,430)  (5,857,400)
       Purchase of non-subsidiary bank stock                     (512,500)          --
       Amounts   deposited   into  escrow  for  purchase  of
            non-subsidiary bank stock                          (4,671,480)          --
       Principal payments received on securities  available
            for sale                                              422,662      138,529
       (Increase) decrease in Federal funds sold, net          (1,012,715)   1,981,242
       Principal collected on (loans to customers), net        (3,798,929)  (1,874,348)
       Proceeds from interest bearing
           deposits with other banks                                   --       89,943
       Purchase of Bank premises and equipment                    (41,273)     (33,058)
       Proceeds sales of other assets                              22,900           --
                                                           ---------------   -----------
         Net  cash   provided   by  (used   in)   investing
         activities                                           (10,757,765)    (845,787)
                                                           ---------------   -----------

Continued

See Notes to Condensed Consolidated Financial Statements


SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY
CONDENSED  CONSOLIDATED STATEMENTS  OF CASH FLOWS - Continued
For the Three Months Ended March 31, 1997 and 1996
(Unaudited)

                                                                   Three Months Ended
                                                                March 31,     March 31,
                                                                   1997          1996
CASH FLOWS FROM FINANCING ACTIVITIES                       --------------- ------------
      Net  (decrease) in demand  deposits,  NOW and savings
      accounts                                                    200,726     (766,959)

      Proceeds from sales of  time deposits, net                  687,946      389,891
      Net increase in short-term borrowings                     2,395,951           --
      Proceeds from long-term borrowings                        5,500,000    1,000,000
      Repayment of long-term borrowings                           (23,650)      (6,109)
      Proceeds common stock subscribed                          1,492,790           --
                                                           ---------------- -----------
      Net cash provided by (used in) financing activities      10,253,763      616,823
                                                           ---------------- -----------

      Increase (decrease) in cash and due from banks              281,411       18,844


      Cash and due from banks:
            Beginning                                           3,162,552    2,191,647
                                                           ---------------- -----------

            Ending                                             $3,443,963   $2,210,491
                                                           ================ ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
          Interest paid to depositors                            $402,519   $1,140,402
                                                           ================ ===========

          Income taxes                                             $4,600           $0
                                                           ================ ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
       Other real estate acquired in settlement of loans               $0           $0
                                                           ================ ===========













See Notes to Condensed Consolidated Financial Statements


                SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                    Three Months Ended
                                              -------------------------------
                                                 March 31,        March 31,
                                                   1997             1996
                                              ---------------    -------------
Balance, beginning of period                     $12,303,793      $11,328,660

   Net income                                        338,581          311,185

   Change in net unrealized gain (loss)
     on securities                                  (169,515)        (238,640)
                                               --------------    -------------

Balance, March 31                                $12,472,859      $11,401,205
                                               ==============    =============
























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

            The results of operations for the three months March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-K.

            Certain accounts in the consolidated financial statements for 1996 as previously presented have been reclassified to conform to current year classifications.

Note 2.     Earnings Per Share

            Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 378,510 at March 31, 1997 and 1996, respectively.

Note 3.     Commitments and Contingencies

            On February 7, 1997, the Company executed a Stock Purchase Agreement to purchase 424,680 shares or approximately 35.4% of The Capital State Bank, Inc.(Capital State), a state banking corporation. Further, during the first quarter of 1997, the Company acquired 50,000 shares or approximately 4.2% of Capital State stock from another party. This investment, which totaled $512,500, is recorded as Marketable Equity Securities in the accompanying condensed consolidated financial statements under the cost method of accounting. Reference can be made to Forms 8-K filed by the Company on January 15, 1997, February 7, 1997 and March 27, 1997 for further information related to the Company's planned investment in Capital State. These documents are incorporated herein by reference in their entirety.


            In connection with the stock purchase agreement, approximately $4.7 million have been placed in a non-interest bearing escrow account to fund the purchase of Capital State stock if certain conditions are met as outlined in the agreement. These monies are included in Other Assets on the accompanying condensed consolidated financial statements.

            Management does not foresee any delays in the approval of this purchase and anticipates approval from regulatory authorities during the third quarter of 1997. Upon approval management anticipates this acquisition will be accounted for using the purchase method of accounting.


Note 4.     Long-term borrowings

            On February 18, 1997 and March 14, 1997, the Company obtained two long-term borrowings from two separate financial institutions in the amounts of $3,000,000 and $500,000 respectively, to fund a stock purchase agreement and to acquire approximately 4.2% of Capital State (see Note 3). Each of these loans bear an interest rate of prime minus .25%, adjusted annually, with interest payments due quarterly. Annual principal payments in the amount of $600,000 will be due on the $3,000,000 loan, while quarterly principal payments in the amount of $20,833 will be due on the $500,000 loan.

            The proceeds from the $3,000,000 loan were placed in a non-interest bearing escrow account until consummation of the proposed purchase of Capital State stock(see Note 3). Currently this escrow account serves as collateral for this loan, until Capital State stock is purchased, at which time the stock will be placed as collateral. The Company's 50,000 shares of Capital State presently owned is pledged as collateral for the $500,000 loan.

            The subsidiary bank also had long-term borrowings of $5,491,000 and $1,744,000 as of March 31, 1997 and March

            31, 1996, respectively, which consisted of advances from the Federal Home Loan Bank of Pittsburgh. During the first quarter of
            1997, a 6.08% long term fixed rate loan in the amount of $2,400,000 was obtained to fund long-term mortgage loans.

            Total long-term borrowings bear an average interest rate of 5.78% and mature in varying amounts through the year 2010. A summary of the maturities of all long term borrowings for the next five years is as follows:


                        1998                       $        0
                        1999                                0
                        2000                          340,000
                        2001                                0
                        2002                        5,500,000
                        Thereafter                  3,151,002
                                                   ----------
                        Total                      $8,991,002
                                                   ==========


Note 5.     Stock Subscriptions

            During February 1997, the Company executed stock subscription agreements with seven directors of the Company in a limited stock offering at $43.50 per share, the estimated current market value of the Company's common stock based on sales transactions known to management. As described in Note 3, the funds have been placed in an escrow account to fund the proposed stock acquisition of Capital State common stock. The directors who will purchase the Company stock and the amount they will purchase is as follows:

            Director's Name   Number of Shares  Dollar Amount
            -------------------------------------------------------
            John W. Crites           25,300             $1,100,550
            Gary L. Hinkle            4,600                200,100
            Jeffrey E. Hott           2,530                110,055
            Oscar M. Bean               575                 25,013
            Donald W. Biller            506                 22,011
            Thomas J. Hawse, III        300                 13,050
            Mary Ann Ours               506                 22,011
                                    -------          -------------
                                     34,317             $1,492,790

            The contemplated transaction is subject to various contingencies, including but not limited to the Company's ability to obtain prior regulatory approval. In the event that the contemplated transaction is not consummated within twelve (12) months, the subscription deposit will be promptly returned without interest unless otherwise agreed to by the parties. Accordingly, the above amount has been recorded as contingent common stock in the liabilities section of the accompanying condensed consolidated financial statements.

            The following represents certain proforma information as if the 34,317 shares of contingent common stock subscriptions had been issued as of the beginning of each periods reported.


                                March 31, 1997

                                            As Reported       Proforma
            Earnings per share                   $  .89        $   .82
            Book value                            32.95          33.83
            ROA                                    1.10%          1.10%



                                March 31, 1996

                                            As Reported       Proforma
            Earnings per share                    $ .82         $  .75
            Book value                            32.51          33.42
            ROA                                    1.10%          1.10%

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           INTRODUCTION AND SUMMARY

      The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. and its wholly owned subsidiary, South Branch Valley National Bank, (hereafter referred to as the Company) as of March 31, 1997. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through its wholly owned subsidiary (the Bank), the following discussion focuses primarily on the financial condition and operations of the Bank. All amounts and percentages have been rounded for this discussion.

Earnings Summary
-----------------------

     Net income for the first quarter of 1997 totaled $339,000, a $28,000 or a 9.0% increase from the $311,000 earned during the same period of 1996. However, this increase was affected by several expenses related to the proposed stock purchase agreement of Capital State. Such expenses include legal and accounting expenses related to this proposed acquisition of approximately $9,000, and $32,000 in additional interest expense incurred as a result of long-term borrowing proceeds used to fund this proposed acquisition. No income is currently being earned on the long-term borrowing proceeds as such funds have been placed in a non-interest bearing escrow account in accordance with the stock purchase agreements.

      Total direct costs associated with this acquisition are considered immaterial and are being expensed as incurred. Management recognizes that these expenses will continue throughout 1997 but does not believe net income will be negatively impacted but will remain steady.

      Annualized return on average assets at March 31, 1997 was 1.10% as compared to 1.10% at March 31, 1996. Earnings per share totaled $.89 at March 31, 1997 compared to $.82 at March 31, 1996. Excluding the above acquisition related costs, earnings per share would have been $.96 and annualized return on average assets would have been 1.20% at March 31, 1997.

      The Company's only subsidiary, South Branch Valley National Bank, had an increase in net income of $63,000, or 19.8% to $381,000 as compared with $318,000 for the same period ended March 31, 1996.

                            RESULTS OF OPERATIONS

Net Interest Income
--------------------

      For purposes of this discussion, a "taxable equivalent basis" adjustment has been included in interest income to reflect income earned on tax-exempt state and municipal obligations as if they were taxable, assuming a Federal tax rate of 34% in both 1997 and 1996. The tax equivalent adjustment approximated $16,000 in 1997 and $12,000 in 1996.

      For the three months ended March 31, 1997, the Company's net interest income, as adjusted, increased $90,000 or 7.6% to $1,281,000 as compared with $1,191,000 for the three months ended March 31, 1996. The Company's net interest yield on earning assets (net interest margin) decreased 6 basis points from 4.46% for the three months ended March 31, 1996 to 4.40% for the three months ended March 31, 1997. See Table I for an illustrative analysis of the changes in net interest margin.

Provision for Loan Losses and Loan Quality
-------------------------------------------

     An allowance for loan losses is maintained by the Company to provide for potential losses included in its loan portfolio. This allowance is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine if it is being maintained at levels considered necessary to cover potential losses associated with the Bank's current lending activities. For the three months ended March 31, 1997, the Company's provision for loan losses totaled $30,000, compared to $10,000 during the first three months of 1996. The following table represents a summary of the Company's past due and non-performing assets:


              SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS


                                               March 3            December 31
                                            1997    1996              1996
                                    -------------------------  ----------------
Loans contractually past due
90 days or more and still
accruing interest                           $272    $285              $324
                                          ======  ======            ======

Non-performing assets:
Non-accruing loans                          $125    $430              $343
Other real estate owned
  and repossessed assets                      67      40                29
                                          ------  ------            ------

                                            $192    $470              $372
                                          ======  ======            ======


South Branch Valley Bancorp, Inc. and Subsidiary
-------------------------------------------------------------------------------
Table I - Average Distribution of Assets, Liabilities and Shareholders'
  Equity, Interest Earnings & Expenses, and Average Rates

                                   March 31, 1997                      March 31, 1996
                           ------------------------------      -----------------------------
       (In thousands of
          dollars)           Average    Earnings/  Yield/        Average   Earnings/  Yield/
                            Balances     Expense    Rate        Balances   Expense     Rate
                           ------------------------------      -----------------------------
           ASSETS
Interest earning assets:
    Loans, net of unearned
           interest            $84,607     $2,011   9.51%         $72,125    $1,798    9.97%
    Securities
         Taxable                23,719        386   6.51%          27,312       436    6.39%
         Tax-exempt              5,718         91   6.37%           3,486        59    6.77%
  Interest bearing deposits
         with other banks        1,553         26   6.70%           2,116        36    6.81%
  Federal funds sold               833         13   6.24%           1,690        23    5.44%
                            ------------  --------  -----       ----------   -------   -----
         Total interest
         earning assets        116,430      2,527   8.68%         106,729     2,352    8.81%

Noninterest earning assets:
       Cash   &  due   from
            banks                2,882                              2,405
       Bank    premises   &
            equipment            3,116                              3,173
       Other assets              2,755                              1,316
       Allowance  for  loan
            losses                (869)                              (863)
                            ------------                        ----------
             Total assets     $124,314                           $112,760

 LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
    Interest bearing
      demand deposits          $19,201       $148   3.08%         $18,989      $160    3.37%
    Regular savings             13,799        108   3.13%          15,728       142    3.61%
    Time savings                59,083        845   5.72%          56,588       839    5.93%
  Federal funds purchased and
  securities sold  with
  agreement  to repurchase       4,054         42   4.14%              --        --       --
    Other borrowings             6,552        103   6.29%           1,430        21    5.87%
                            ------------  --------  -----       ----------   -------   -----
                               102,689      1,246   4.85%          92,735     1,162    5.01%

Noninterest bearing liabilities:
    Demand deposits              9,333                              7,789
    Other liabilities              933                                946
                              ----------                         ---------
           Total liabilities   112,955                            101,470

  Shareholders' equity          11,359                             11,290
                              ----------                         ---------
           Total  liabilities
           and  shareholders'
           equity             $124,314                           $112,760
                              ==========                         =========

    NET INTEREST EARNINGS                  $1,281                            $1,190
                                        ==========                         =========

    NET INTEREST YIELD ON EARNING ASSETS            4.40%                              4.46%
                                                   ======                              =====

      The level of non-performing assets has decreased during the past year due to management's continuing efforts to improve the quality of the Company's assets. Total loans past due 90 days or more plus non-performing assets have decreased approximately $291,000 or 38.5% from the same period last year. Loans contractually past due 90 days or more plus non-performing assets decreased approximately 33.3% or $232,000 since December 31, 1996. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.

      At March 31, 1997, the allowance for loan losses totaled $815,000 or .9% of net loans compared to $849,000 or 1.2% of net loans at March 31, 1996, and $858,000 or 1.0% of net loans at December 31, 1996. Based on managements quarterly loan review procedures, management believes the recorded allowance for loan losses is adequate to cover potential losses identified or inherent in the loan portfolio as of each of the dates presented.

Non-interest Income
-------------------------

      Total non-interest income decreased approximately $25,000 or 20.7% to $96,000 for the three months ended March 31, 1997 as compared to $121,000 for the three months ended March 31, 1996. A discussion of the major components
of non-interest  income  which  significantly   fluctuated  between  these
periods follows:

     Insurance commissions decreased approximately $13,000 to $10,000 or 56.5% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Management recognizes that this revenue can be sporadic but does expect the remainder of the year's insurance earnings to be more comparable to last years.

      No sales of securities were originated during the three months ended March 31, 1997. For the three months ended March 31, 1996, certain securities were sold to reinvest in similar securities with more favorable rates and terms, which resulted in an approximate $34,000 gain on sales of investment securities.

      Other income increased approximately $14,000 or 93.3% from $15,000 to $29,000 for the three month period ended March 31, 1997 as compared with the three month period ended March 31, 1996. This increase can be primarily attributed to the sale of certain bank assets and other real estate owned. No significant sales of this type are anticipated for the remainder of 1997.

Non-interest expense
--------------------------

      Non-interest expense increased approximately $8,000 or 1.0% during the first three months of 1997. A discussion of the major components of non-interest expense which significantly fluctuated between the periods follows:

      Net occupancy expense decreased from approximately $53,000 to $43,000 or 18.9%. The largest portion of this decrease was the loss of $4,000 rental income from the temporary rental of part of one of the Company's facilities during 1996. This income ceased in January of 1997.

     Other expenses increased approximately $7,000 or 2.8% from $253,000 to $260,000 during the first three months of 1997 compared to the first three months of 1996. The only major components of other expenses which significantly fluctuated during this period were related to data processing and other insurance expenses. Data processing expense decreased approximately $15,000 or 55.6% from $27,000 to $12,000. Data processing expense for 1996 was larger than usual due to our mainframe software conversion. Other insurance expense increased approximately $7,000 or 63.6% from $11,000 to $18,000. This increase is due to revisions to existing policies and additional coverage purchased in 1997.

Liquidity
-----------


      Liquidity in commercial banking can be defined as the ability to satisfy customer loan commitments and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of liquidity include cash and due from banks coupled with Federal Funds sold which totaled $5,180,000 or 3.9% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year, which are considered secondary sources of liquidity, approximated $2,552,000 or 1.9% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it. The bank uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At March 31, 1997 the loan to deposit ratio was 84.6% compared to 81.7% at December 31,1996.


Financial Condition
------------------------

Assets
--------

      The overall composition of the Company's assets has not changed significantly since year end 1996. Other assets increased approximately $4,000,000, primarily due to the escrow account discussed in Note 3 to the condensed consolidated financial statements.

Liabilities
------------

      Total deposits increased approximately .9% or $889,000 from December 31, 1996 with no significant fluctuation in the Company's deposit mix.

      The Company's long term borrowings increased approximately $5,500,000 since December 31, 1996 to partially fund the purchase of Capital State stock and to fund local mortgage loan growth. See Note 4 to the condensed consolidated financial statements for additional information related to the Company's long term borrowings.

       Short term borrowings have increased approximately $2,400,000 and have been used to fund additional loan growth. The average interest rate on the short term borrowings has been 4.42% and has cost approximately $58,000 thus far in 1997.

Shareholders' Equity
---------------------

      The Company's total shareholders' equity has increased approximately $169,000 or 1.4% since December 31, 1996. This is the net result of an increase in retained earnings of $338,000 from net income and a $169,000 decrease in net unrealized gain (loss) on securities. The Company's equity to total assets ratio was 9.4% at March 31, 1997 and 10.1% at December 31, 1996. The Company's subsidiary bank's total risk weighted capital ratio was approximately 14.3% at March 31, 1997 and is well within Federal regulatory guidelines. The Company is not aware of any pending regulation which would have a material negative impact on its operations or financial condition.

                                    PART II


Item 6 - Exhibits and Reports on Form 8-K
----------------------------------------------------

A.    Exhibits
                                                      Page(s) in
Exhibit                 Description                   Form 10-QSB or
Number                                                Prior Filing
----------                                            Reference
                                                      ---------------

(10)        Material Contracts

            Stock Subscription Agreements with related parties:

            a.    Donald W. Biller                    20 - 22
            b.    Gary L. Hinkle                      23 - 25
            c.    Jeffrey E. Hott                     26 - 28
            d.    John W. Crites                      29 - 31
            e.    Mary Ann Ours                       32 - 34
            f.    Oscar M. Bean                       35 - 37
            g.    Thomas J. Hawse, III                38 - 40

(27)        Financial Data Schedule                        41




B.    Reports on Form 8-K.

      On January 15, 1997 and February 7, 1997, the Registrant filed Form 8-K related to the execution of a stock purchase agreement to acquire approximately 35.4% of the Capital State Bank, Inc., a state non-member financial institution located in Charleston, West Virginia. On March 27, 1997, the Registrant filed Form 8-K related to the execution of a stock purchase agreement to acquire approximately 50,000 shares of the Capital State Bank, Inc. This will give the Registrant an ownership interest of approximately 40% in Capital State Bank, Inc. These documents are incorporated herein by reference in their entirety.

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







Date:     May 14, 1997
          -------------