Form 10QSB
period 1997-06-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-08-14
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997
                                          -------------

                        Commission File Number 0-16587
                                               ----------

                       South Branch Valley Bancorp, Inc.
               ------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

       West Virginia                                      55-0672148
     ------------------------------------------------------------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                    Identification No.)


                              310 North Main Street
                        Moorefield, West Virginia          26836
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (304) 538-2353
            ---------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ----      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

412,827 common shares were outstanding as of August 11, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
    -------      -------

This report contains 20 pages.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX


                                                                        Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

              Condensed consolidated balance sheets
               June 30, 1997 (unaudited) and
               December 31, 1996                                             3

              Condensed consolidated statements of
               income for the three months and six
               months ended June 30, 1997, and
               1996 (unaudited)                                              4

              Condensed consolidated statements of
               cash flows for the six months ended
               June 30, 1997 and 1996 (unaudited)                          5-6

              Condensed consolidated statements of
               shareholders' equity for the three
               months and six months ended June 30,
               1997 and 1996 (unaudited)                                     7

              Notes to condensed consolidated financial
               statements (unaudited)                                     8-10



            Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                      11-17

      II.   OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                       18


            Signatures                                                      19


                   SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,            December 31,
                                                  1997                  1996
ASSETS                                        (Unaudited)                 *
                                             --------------       ----------------
Cash and due from banks                          $3,109,149             $3,162,552
Interest bearing deposits with other banks        1,553,000              1,553,000
Federal funds sold                                  184,359                723,734
Securities available for sale                    30,139,999             29,351,998
Marketable equity securities                      5,188,905                     --
Loans, net                                       89,165,594             82,414,205
Bank premises and equipment, net                  3,156,334              3,121,892
Accrued interest receivable                         935,929                928,642
Other assets                                        294,468                857,582
                                             --------------       ----------------
          Total Assets                         $133,727,737           $122,113,605
                                             ==============       ================

LIABILITIES
Non-interest bearing deposits                    $9,380,448             $9,075,059
Interest bearing deposits                        95,253,128             91,866,353
                                             --------------       ----------------
    Total deposits                              104,633,576            100,941,412

Short-term borrowings                             5,432,468              4,377,397
Long-term borrowings                              8,471,236              3,514,652
Other liabilities                                   876,403                976,351
                                             --------------       ----------------
          Total Liabilities                     119,413,683            109,809,812
                                             --------------       ----------------


SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 1997, 416,942 shares;
   and 1996, 382,625 shares                       1,042,355                956,562
Surplus                                           2,089,709                685,534
Net unrealized gain (loss) on securities             83,653                117,199
Less cost of shares acquired for the
  treasury 1997, 4,115; and 1996, 4,115            (166,970)              (166,970)
Retained earnings                                11,265,307             10,711,468
                                             --------------       ----------------
          Total Shareholders' Equity             14,314,054             12,303,793
                                             --------------       ----------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $133,727,737           $122,113,605
                                             ==============       ================

          * December 31, 1996 financial information has been extracted from audited financial statement.
          See Notes to Condensed Consolidated Financial Statements



SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months ended June 30, 1997 and 1996
                             (Unaudited)

                                         Three Months Ended              Six Months Ended
                                        June 30,      June 30,        June 30,      June 30,
                                          1997          1996            1997          1996
                                     -------------   ----------     -----------   -----------
Interest income:
   Interest and fees on loans           $2,130,325   $1,836,100      $4,141,345    $3,633,917
   Interest on securities:
     Taxable                               424,128      481,174         836,084       953,152
     Tax-exempt                             81,874       61,434         156,409       109,218
   Interest on federal funds sold           14,862       12,534          28,166        35,791
                                     -------------   ----------     -----------   -----------
     Total interest income               2,651,189    2,391,242       5,162,004     4,732,078
                                     -------------   ----------     -----------   -----------
Interest expense:
   Interest on deposits                  1,133,228    1,159,445       2,233,631     2,300,068
Interest on short-term borrowings           90,578        1,346         132,746         1,596
Interest on long-term borrowings           131,547       25,910         234,794        46,885
                                     -------------   ----------     -----------   -----------
     Total interest expense              1,355,353    1,186,701       2,601,171     2,348,549
                                     -------------   ----------     -----------   -----------
       Net interest income               1,295,836    1,204,541       2,560,833     2,383,529
   Provision for loan losses                35,000       15,000          65,000        25,000
                                     -------------   ----------     -----------   -----------
     Net interest income after
       provision for loan losses         1,260,836    1,189,541       2,495,833     2,358,529
                                     -------------   ----------     -----------   -----------
Non-interest income:
   Insurance commissions                    25,387       26,161          35,309        48,724
   Trust department income                     ---          ---             ---            (8)
   Service fee income                       66,237       59,240         123,241       109,145
   Securities gains (losses)                   ---          ---             ---        33,912
   Other income                              9,318       11,331          38,677        26,068
                                     -------------   ----------     -----------    ----------
     Total other income                    100,942       96,732         197,227       217,841
                                     -------------   ----------     -----------   -----------
Non-interest expense:
   Salaries and employee benefits          427,984      422,276         875,861       865,973
   Net occupancy expense of premises        49,129       47,261          91,771       100,587
   Equipment expense                        74,931       52,236         142,834       141,717
   FDIC insurance premiums                   3,220          500           6,000         1,500
   Other expenses                          280,512      264,196         540,954       490,434
                                     -------------   ----------     -----------   -----------
      Total other expense                  835,776      786,469       1,657,420     1,600,211
                                     -------------   ----------     -----------   -----------

Income before income tax expense           526,002      499,804       1,035,640       976,159

   Income tax expense                      155,555      163,635         326,612       328,805
                                     -------------   ----------     -----------   -----------

Net Income                                $370,447     $336,169        $709,028      $647,354
                                     =============   ==========     ===========   ===========

Earnings per common share (Note 2)           $0.97        $0.89           $1.86         $1.71
                                     =============   ==========     ===========   ===========
Dividends per common share                   $0.41        $0.38           $0.41         $0.38
                                     =============   ==========     ===========   ===========


     See Notes to Condensed Consolidated Financial Statements


SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Six Months Ended June 30, 1997 and 1996
 (Unaudited)

                                                                       Six Months Ended
                                                                   June 30,        June 30,
                                                                     1997            1996
                                                               -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $709,028        $647,354
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation                                                    114,466         112,204
       Provision for loan losses                                        65,000          25,000
       Securities (gains) losses                                            --         (33,911)
       Provision for deferred income tax expense                        45,881              70
       (Increase) in accrued income receivable                          (7,287)        (60,666)
       Amortization of security premiums and
         (accretion of discounts), net                                   5,631          32,521
       Decrease  in other assets                                       528,992          57,122
        (Decrease)  in other liabilities                               (78,947)        (37,675)


        (Gain) on sale of other assets                                 (12,459)             --

                                                               -------------------------------
       Net cash provided by operating activities                     1,370,305         742,019
                                                               -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of securities available for sale                 --       2,209,305
       Proceeds from maturities of securities available for sale     1,283,700       2,800,000
       Purchases of securities available for sale                   (3,004,774)     (6,982,712)
       Purchase of non-subsidiary bank stock                        (5,188,905)             --
       Principal payments received on securities available for sale    872,895         299,345
       Decrease in Federal funds sold, net                             539,375       2,100,968
       Principal collected on (loans to customers), net             (6,838,589)     (4,552,596)
       Proceeds form interest bearing deposits with other banks             --         185,919
       Purchase of Bank premises and equipment                        (148,908)        (62,717)
       Proceeds sales of other assets                                   22,900              --
                                                               -------------------------------
         Net cash provided by (used in) investing activities       (12,462,306)     (4,002,488)
                                                               -------------------------------

Continued
See Notes to Condensed Consolidated Financial Statements





SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY  CONDENSED  CONSOLIDATED
STATEMENTS  OF CASH FLOWS - Continued For the Six Months Ended June 30, 1997 and 1996
 (Unaudited)

                                                                       Six Months Ended
                                                                       June 30,    June 30,
                                                                        1997          1996
                                                                    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease)  in demand deposits, NOW and savings
      accounts                                                         319,037      (1,337,761)
      Proceeds from sales of  time deposits, net                     3,373,127       1,349,827
      Net increase in short-term borrowings                          1,055,071       2,211,926
      Proceeds from long-term borrowings                             5,500,000       1,000,000
      Repayments of long-term borrowings                              (543,416)        (24,618)
      Net proceeds from common stock sold                            1,489,968             ---
      Dividends paid                                                  (155,189)       (143,834)
                                                               -------------------------------
      Net cash provided by (used in) financing activities           11,038,598       3,055,540
                                                               -------------------------------
      Increase (decrease) in cash and due from banks                  (53,403)       (204,929)

      Cash and due from banks:
            Beginning                                                3,162,552       2,191,647
                                                               -------------------------------

            Ending                                                  $3,109,149      $1,986,718
                                                                ===============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
          Interest paid to depositors                               $2,222,602      $2,280,320
                                                                ===============    ============
          Income taxes                                                $200,271        $243,063
                                                                ===============     ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES
       Other real estate acquired in settlement of loans               $22,200              $0
                                                                ===============    ============
     See Notes to Condensed Consolidated Financial Statements


                SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the
            Three Months and Six Months ended June 30, 1997 and 1996
                                    (Unaudited)

                                                      Three Months Ended
                                           ---------------------------------------
                                               June 30,               June 30,
                                                 1997                   1996
                                           ----------------       ----------------

Balance, beginning of period                    $12,472,859            $11,401,205

  Net income                                        370,447                336,169

  Cash dividends declared, $.41 and $.38
     per share respectively                        (155,189)              (143,834)

  Net proceeds from the issuance of 34,317 shares of
     $2.50 par value common stock during June 1997
     at $43.50 per share                          1,489,968                     --

  Change in net unrealized gain (loss)
     on securities                                  135,969               (293,387)
                                             --------------       ----------------

Balance, June 30                                $14,314,054            $11,300,153
                                             ==============       ================


                                                       Six Months Ended
                                           ---------------------------------------
                                               June 30,               June 30,
                                                 1997                   1996
                                           ----------------       ----------------

Balance, beginning of period                    $12,303,793            $11,328,660

  Net income                                        709,028                647,354

  Cash dividends declared, $.41 and $.38           (155,189)              (143,834)
     per share respectively

  Net proceeds from the issuance of 34,317 shares of
     $2.50 par value common stock during June 1997
     at $43.50 per share                          1,489,968                     --

  Change in net unrealized gain (loss)
     on securities                                  (33,546)              (532,027)
                                           ----------------       ----------------

Balance, June 30                                $14,314,054            $11,300,153
                                           ================       ================


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

          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

          The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-KSB.

          Certain accounts in the consolidated financial statements for 1996 as previously presented have been reclassified to conform to current year classifications.


Note 2.   Earnings Per Share


          Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 381,164 at June 30, 1997 and 378,510 at June 30, 1996. The weighted average shares for the quarters ended June 30, 1997 and 1996 were 383,790, and 378,510 respectfully.


Note 3.   Investment in Marketable Equity Securities and Proposed Acquisition

          During the first quarter of 1997, the Company acquired approximately 4.2% of the common stock of Capital State Bank, Inc.(Capital State), a state banking corporation. On June 17, 1997, the Company received approval from regulatory authorities and acquired 35.4% of Capital State's outstanding stock bringing the total investment to 39.6%. At June 30, 1997, the Company's total investment in Capital State of $5,188,905, is recorded as Marketable Equity Securities in the accompanying condensed consolidated financial statements. As a result of the Company's increase in control of Capital State's voting shares, and the insignificiance of the results of operations of Capital State, the Company changed it's method of accounting from the cost method to the equity method, effective July 1, 1997. Additionally, due to the insignificance of the results of operations of Capital State since the Company's investment in Capital State, this change in accounting method was insignificant.

          A summary of significant captions of Capital State's unaudited balance sheet and results of operations as of and for the six month period ended June 30, 1997, in thousands of dollars, is as follows:

                        Total assets                  $34,777
                        Net loans                     $20,331
                        Total deposits                $23,262
                        Total shareholders' equity    $11,205
                        Total interest income         $ 1,094
                        Net interest income           $   597
                        Net income                    $    (3)


          Reference can be made to Forms 8-K filed by the Company on January 15, 1997, February 7, 1997, March 27, 1997, June 17, 1997, July 8, 1997
          and August 8, 1997 for further information related to the Company's planned investment in Capital State. These documents are incorporated herein by reference in their entirety.



Note 4.   Long-term borrowings


          On February 18, 1997 and March 14, 1997, the Company obtained two long-term borrowings from two separate financial institutions in the amounts of $3,000,000 and $500,000 respectively, to fund a portion of it's investment in Capital State (see Note 3). Each of these loans bear an interest rate of prime minus .25%, adjusted annually, with interest payments due quarterly. Annual principal payments in the amount of $600,000 are due on the $3,000,000 loan, while quarterly principal payments in the amount of $20,833 are due on the $500,000 loan.

          The $3,000,000 loan is collateralized by 291,410 shares of Capital State stock that the Company owns. An additional 48,500 shares of Capital State stock presently owned is pledged as collateral for the $500,000 loan.

          The subsidiary bank also had long-term borrowings of $5,447,000 and $1,725,000 as of June 30, 1997 and June 30, 1996, respectively, which consisted of advances from the Federal Home Loan Bank of Pittsburgh to fund local mortgage loan growth.

          The Company's total long-term borrowings bear an average interest rate of 7.16% as of June 30, 1997 and mature in varying amounts through the year 2010. A summary of the maturities of all long term borrowings for the next five years and thereafter is as follows:

                        1998                     $        0
                        1999                        340,000
                        2000                              0
                        2001                        500,000
                        2002                      5,310,000
                        Thereafter                2,321,236
                                                 ----------
                        Total                    $8,471,236
                                                 ==========


Note 5.   Stock Issuance and Related Party Transaction


          On June 17, 1997, the Company issued and sold 34,317 shares of common stock to seven directors of the Company in a limited stock offering at $43.50 per share, the estimated current market value of the Company's common stock as of the sale date. The proceeds from the sale, $1,489,968, net of $2,822 in issuance costs, were used to partially fund the Company's investment in Capital State common stock.


          The following represents certain unaduited proforma information as if the issuance of common stock would have occurred as of January 1 of each period presented.


                                      June 30, 1997

                                             As Reported              Proforma

            Earnings per Share                   $1.86                   $1.72
            Book Value per Share                $34.67                  $34.67



                                      June 30, 1996

                                             As Reported             Proforma

            Earnings per Share                   $1.71                   $1.57
            Book Value per Share                $29.85                  $27.37




                                    December 31, 1996

                                             As Reported            Proforma

            Earnings per Share                   $3.94                   $3.61
            Book Value per Share                $32.51                  $29.80

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            INTRODUCTION AND SUMMARY

      The following is Management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc.(hereafter referred to as the Company) and its wholly owned subsidiary, South Branch Valley National Bank, (hereafter referred to as the Bank) as of June 30, 1997. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through its wholly owned subsidiary (the Bank), the following discussion focuses primarily on the financial condition and operations of the Bank. All amounts and percentages have been rounded for this discussion.


Earnings Summary
----------------

      Net income for the first six months of 1997 totaled $709,000, a $62,000 or a 9.6% increase from the $647,000 earned during the same period of 1996. For the six months ended June 30, 1997, the Company's only subsidiary, South Branch Valley National Bank, had an increase in net income of $145,000, or 22.0% to $804,000 as compared with $659,000 for the same period ended June 30, 1996.

      Annualized return on average assets at June 30, 1997 was 1.10% as compared to 1.13% at June 30, 1996 a decrease of 5.3%. Earnings per share totaled $1.86 at June 30, 1997 compared to $1.71 at June 30, 1996 representing an 8.8% increase.


                              RESULTS OF OPERATIONS

Net Interest Income
--------------------

     For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1997 and 1996. The amounts of tax equivalent adjustments were $40,000 in 1997 and $25,000 in 1996.


      For the six months ended June 30, 1997, the Company's net interest income, as adjusted, increased $193,000 or 8.0% to $2,601,000 as compared with $2,408,000 for the six months ended June 30, 1996. However, the Company's net interest yield on earning assets (net interest margin) decreased 9 basis points from 4.44% at June 30, 1996 to 4.35% for the six months ended June 30, 1997. Management feels that this decrease is due primarily to a competitive local market for loans and deposits which has caused a general lowering of rates on loans while deposit rates exceed those of national average. Pressures on the net interest yield remain a concern.

A detailed analysis of the net interest yield by component is shown on Table I. No significant fluctuations were noted and the Company does not expect any significant change in the Company's net yield during the remainder of 1997 given no significant changes in the present interest rate environment. Management continues to monitor the net interest margin through GAP analysis to minimize the potential for any significant negative impact.

Provision for Loan Losses and Loan Quality
------------------------------------------

      An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first six months of this year totaled $65,000 compared to $25,000 for the six months ended June 30, 1996. This increase was primarily to provide for potential losses inherent in the Company's loan portfolio due to its continued growth in net loans outstanding.

      Net loan charge-offs for the first six months of 1997 were $101,000 as compared to $33,000 for the first six months of 1996. Expressed as a percentage of loans (net of unearned interest), net charge-offs (recoveries) were .11% for the first six months of 1997 compared to .04% for the comparable period of 1996.


South Branch Valley Bancorp, Inc. and Subsidiary
------------------------------------------------------------------------

Table I - Average Distribution Of Assets, Liabilities And Shareholders'
  Equity, Interest Earnings & Expenses, And Average Rates
  (In thousands of dollars)
                                  June 30, 1997                        June 30, 1996
                       --------------------------------     ---------------------- ----------
                        AVERAGE     EARNINGS/   YIELD/       AVERAGE     EARNINGS/    YIELD/
                        BALANCES      EXPENSE     RATE       BALANCES     EXPENSE      RATE
                       --------------------------------     ---------------------------------
        ASSETS
Interest earning assets
  Loans, net of unearned
    interest             $86,693        $4,141    9.55%        $73,444      $3,634      9.90%
  Securities
    Taxable               24,510           784    6.40%         27,603         884      6.41%
    Tax-exempt             5,979           197    6.59%          4,061         134      6.60%
Interest bearing
deposits with other banks  1,553            52    6.70%          2,052          69      6.73%
Federal Funds sold           893            28    6.27%          1,318          36      5.46%
                       ---------   -----------  -------     ----------   ---------   --------
Total interest
    earning assets       119,628         5,202    8.70%        108,478       4,757      8.77%

Noninterest earning
    assets                 9,033                                 5,956
                       ---------                            ----------
    Total assets        $128,661                              $114,434
                       =========                            ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits      $19,188          $297    3.10%        $19,489        $331      3.40%
  Regular savings         13,755           216    3.14%         15,972         285      3.57%
  Time savings            59,888         1,720    5.74%         57,024       1,684      5.91%
  Short-term borrowings    5,791           133    4.59%             68           2      5.88%
  Long-term borrowings     6,561           235    7.16%          1,573          47      5.98%
                           -----          ----    -----        -------       -----      -----
                         105,183         2,601    4.95%         94,126       2,349      4.99%

Noninterest bearing liabilities
  Demand deposits          9,131                                 8,191
  Other liabilities        1,772                                   866
                       ---------                            ----------
    Total liabilities    116,086                               103,183

Shareholders' equity      12,575                                11,251
                       ---------                            ----------
 Total liabilities and
   shareholders'equity  $128,661                              $114,434
                       =========                            ==========

NET INTEREST EARNINGS                   $2,601                              $2,408
                                   ===========                           =========

NET INTEREST YIELD ON EARNING ASSETS              4.35%                                 4.44%
                                                =======                              ========

      The total of non-performing assets and loans past due 90 days or more and still accruing interest has remained relatively stable during the past 12 months, and management has no knowledge that would lead them to believe that such assets will increase substantially during the remainder of 1997.


                    Summary of Past Due Loans and Non-Performing Assets
                              (in thousands of dollars)

                                   June 30           December 31
                                ----------------    ------------
                                  1997     1996        1996

Loans contractually past due
90 days or more and still        $ 157     $ 159       $ 324
                                 =====     =====       =====
accruing interest

Non-performing assets:
  Non-accruing Loans             $ 125     $ 450       $ 343

  Other Repossessed Assets          31        --          40
  Other Real Estate Owned           40        40          29
                                 -----      ----       -----

                                 $ 196     $ 490       $ 412
                                 =====     =====       =====


      The level of non-performing assets has decreased during the past year due to management's continuing efforts to improve the quality of the Company's assets. Total loans past due 90 days or more plus non-performing assets have decreased approximately $296,000 or 45.6% from the same period last year. Loans contractually past due 90 days or more plus non-performing assets decreased approximately 52.0% or $383,000 since December 31, 1996. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.

      Impaired loans totaled approximately $384,000 at June 30, 1997 and December 31, 1996. A loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.


      At June 30, 1997, the allowance for loan losses totaled $822,000 or .9% of net loans compared to $852,000 or 1.1% of net loans at June 30, 1996, and $858,000 or 1.0% of net loans at December 31, 1996. Based on management's quarterly loan review procedures, management believes the recorded allowance for loan losses is adequate to cover potential losses identified or inherent in the loan portfolio as of each of the dates presented.

Non-interest Income
-------------------

      Total other income decreased approximately $21,000 or 9.6% to $197,000 during the first six months of 1997, as compared to the first six months of 1996. A detailed discussion of non-interest income components follows.

      Insurance commissions decreased approximately $14,000 to $35,000 or 28.6% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Management recognizes that this revenue can be sporadic but does expect the remainder of the year's insurance earnings to be more comparable to last year's based on expected loan growth.

      Service fee income increased $14,000 from approximately $109,000 to $123,000 or 12.8%. Management believes the Company will be able to maintain levels of service fee income similar to this throughout the remainder of 1997.

      No sales of securities were originated during the six months ended June 30, 1997. For the six months ended June 30, 1996, certain securities were sold to reinvest in similar securities with more favorable rates and terms, which resulted in an approximate $34,000 gain on sales of investment securities.


Non-interest Expense
--------------------

      Total non-interest expense increased approximately $57,000 or 3.6% to $1,657,000 during the first six months of 1997 as compared to the first six months of 1996. This slight increase is a result of management's planned emphasis on controlling non-interest expense. An increase of approximately
$10,000 or 1.2% in salaries and employee benefits, which represents approximately 53% of total non-interest expense, can be attributed to a general increase in salaries and a slight increase in insurance costs. Other expense increased approximately $51,000 or 10.4% from $490,000 to $541,000 during the first six months of 1997 compared to 1996. The major factors contributing to this increase are as follows:


   ** Other insurance expense increased approximately $13,000 or 59.1% from $22,000 to $35,000 for the first six months of 1997 as compared to the first six months of 1996. This increase is due to revisions to existing policies and additional coverage purchased in 1997.


   ** Legal, accounting, and asset/liability consulting services increased approximately $29,000 or 52.7% from $55,000 at June 30, 1996 to $84,000 at June 30, 1997.


Liquidity
---------

      Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At June 30, 1997 the loan to deposit ratio was 85.2% as compared to 75.1% at June 30, 1996. Cash and due from banks coupled with Federal funds sold totaled $3,294,000 or 2.5% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $1,708,000 or 1.3% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.



                               FINANCIAL CONDITION

Total Assets
------------

      The Company's total assets have increased approximately 9.5% or $11.6 million from December 31, 1996. The overall composition of the Company's assets has not changed significantly since year end 1996 except for the Company's investment in marketable equity securities which increased approximately $5,189,000. This increase was due to the Company's investment in Capital State, which was substantially funded through borrowings and proceeds received for the issuance of additional common stock as discussed in Notes 3 and 5 to the condensed consolidated financial statements.


Investment in Capital State Bank, Inc.
--------------------------------------

      The Company has signed a letter of intent with the board of directors of Capital State to acquire 100% of Capital States outstanding stock. This acquisition will enable the Company to expand into a larger and rapidly growing market area. For futher discussion of the Company's current investment in Capital State, see Note 3 to the condensed consolidated financial statement.


Liabilities
-----------

      Total deposits increased approximately 3.7% or $3.7 million from December 31, 1996, to $104,634,000 with no significant fluctuation in the Company's deposit mix.

      The Company's long term borrowings increased approximately $4,956,000 since December 31, 1996 to partially fund the purchase of Capital State stock and to fund local mortgage loan growth. See Note 4 to the condensed consolidated financial statements for additional information related to the Company's long term borrowings.

       Short term borrowings have increased approximately $1,055,000 and have been used to fund additional loan growth.


Shareholders' Equity
--------------------

      The  Company's  total  shareholders'  equity has  increased  approximately
$1,990,000 or 16.2% since December 31, 1996. This is the net result of an increase in retained earnings of $531,000 from net income, net of the

$115,000 cash dividend paid to shareholders in June 1997, $1,489,968 in net proceeds from the issuance of 34,317 new shares of common stock during June 1997, and a decrease of $34,000 in net unrealized gains on securities available for sale. See Note 5 to the condensed consolidated financial statements for additional information related to the issuance of this stock. The Company's equity to total assets ratio was 10.7% at June 30, 1997 and 10.1% at December 31, 1996. The Company's subsidiary bank's total risk weighted capital ratio was approximately 14.0% at June 30, 1997 and is well within Federal regulatory minimum guidelines of 8.0%. The Company is not aware of any pending regulation which would have a material negative impact on its operations or financial condition.

                                     PART II



Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------

A. Exhibit - Financial Data Schedule required by Part I Item 601 of Regulation S-B.

B.    Reports on Form 8-K.

      On June 17, 1997 the Registrant filed Form 8-K related to the consummation of the previously reported proposed purchase of 424,680 shares of the common stock of Capital State Bank, Inc., 2402 Mountaineer Boulevard, South Charleston, West Virginia. On June 17, 1997, the Registrant consummated its acquisition of the shares.

      On July 8, 1997, the Registrant filed a form 8-K related to the execution of a non-binding letter of intent with Capital State Bank, Inc. Under the terms of the Letter of Intent, the Registrant will exchange 3.95 shares of Capital State stock for one share of South Branch Valley Bancorp, Inc. stock. The Registrant anticipates a merger transaction whereby Capital State will constitute a free standing subsidiary of South Branch. These documents are incorporated herein by reference in their entirety.


      On August 8, 1997, the Company filed Form 8-K related to the signed definitive agreement with Capital State Bank. Under the terms of the agreement, the Company will exchange one share of South Branch stock for
      3.95 shares of Capital State stock. The Company anticipates a merger transaction whereby Capital State will become a free standing subsidiary of the Company. The offer to exchange stock of South Branch Valley Bancorp, Inc. for all of the issued and outstanding shares of Capital State is subject to approval by the respective shareholders of each institution and is also subject to regulatory approval. This document is incorporated herein by reference in it's entirety.

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


                                    South Branch Valley Bancorp, Inc.
                                    (registrant)



                                    By: /s/ H. Charles Maddy, III
                                    ------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer





                                    By: /s/ Russell F. Ratliff, Jr.
                                    ------------------------------------
                                    Russell F. Ratliff, Jr.
                                    Treasurer








Date:      August 13, 1997
--------------------------