Form 10KSB/A
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-10-07
CIK 811808

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                              (Amendment number 1)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    December 31, 1996
                             ------------------

Commission File Number       0-16587
                             ------------------

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


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
            Title of each class              which registered
          ----------------------       ----------------------------
                None                            None

Securities registered pursuant to Section 12(g) of the Act:

                                     Common
                                -----------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---       ---

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


                  Aggregate Market Value        Based Upon Reported
                     of Voting Stock            Closing Price on
                --------------------------     ---------------------
                        $11,611,200                  March 1, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class             Outstanding as of March 1, 1996
             ---------          --------------------------------
Common Stock ($2.50 par value)           378,510 shares


                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-KSB, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.


                                              Part of Form 10-KSB
                                             Into Which Document
            Document                           is Incorporated
          ----------                         ----------------------

South Branch Valley Bancorp, Inc.               Part II
Annual Report to Shareholders
for the year ended December 31, 1996

Reports filed on Form 8-K                 Part III

This form 10-KSB/A is comprised of 6 pages.

This 10-KSB/A is being filed solely for the purpose of amending the maximum number of directors which can be fixed by the Company's Board of Directors as described in Part III, Item 9.

                           PART III



Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


CURRENT BOARD OF DIRECTORS.


The Board of Directors of the Company may consist of not less than nine (9) nor more than twenty-one (21) persons in accordance with the Company's Articles of Incorporation. The number of directors may be fixed by the Board of Directors as deemed appropriate. Currently, the Board of Directors has fixed the number of directors at fourteen (14).

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


                             Date
                         Current Term
                          as Director
                          of Company      Positions & Principal Occupation or
Name and Age               Expires        Employment Last Five Years
-------------------------------------------------------------------------------

Oscar M. Bean (46)            1998        Chairman of the Board since
                                          February
                                          1995; Director of Company since
                                          1987; Director of Bank since 1978;
                                          Managing Partner of Bean & Bean
                                          Attorneys.

Donald W. Biller (65)         1999        Director and Vice Chairman of the
                                          Board  since  1987;  Director  of Bank
                                          since 1975;  President of D.W. Biller,
                                          Inc.;  Director of WV Farm Credit ACA;
                                          Farmer.

James M. Cookman (42)         1997        Director of Bank since 1994;
                                          President of Cookman Insurance
                                          Center, Inc., President of Cookman
                                          Realty Group, Inc. and President of
                                          Transcover, Inc.

John W. Crites (56)           1999        Director of Company and Bank since
                                          1989; President of Allegheny Wood
                                          Products, Inc.; Partner, JPC,
                                          Limited Liability Company; Partner,
                                          Allegheny Dimension; Principal
                                          Stockholder, KJV Aviation.

Thomas J. Hawse, III (51)     1997        Director of Company since 1988;
                                          President of Hawse Food Market,
                                          Inc.

Phoebe F. Heishman (55)       1998        Secretary of Company since 1995;
                                          Director of Company since 1987;
                                          Director of Bank since 1973; Editor
                                          and Publisher of Moorefield
                                          Examiner; President of R.E. Fisher
                                          Co., Inc.

Gary L. Hinkle (47)           1997        Director the Company since 1993;
                                          President of  Hinkle Trucking,
                                          Inc.,
                                          Dettinburn Transport, Inc., and Mt.
                                          Storm Fuel Corporation.

Jeffrey E. Hott (46)          1999        Director of Company and Bank since
                                          1990; Vice President of Hott's Ag
                                          Services, E.E. Hott, Inc., and
                                          Franklin Oil Co.

H. Charles Maddy, III, (33)   1997        Director of Company since 1993; Has
                                          served as the Bank's President and
                                          Chief Executive Officer since 1993. He
                                          served as Chief  Financial  Officer of
                                          the Company  from 1988 to 1994 when he
                                          became President.

Harold K. Michael (53)        1997        Director of the Company since 1994
                                          Owner/ agent of H.K. Michael & Son
                                          Insurance and a member of the West
                                          Virginia House of Delegates.


Mary Ann Ours (63)            1998        Director of Company and Bank since
                                          1994; President of Ours Valley View
                                          Poultry Farm, Inc.

Russell F. Ratliff, Jr. (46)  1999        Director of Company and Bank since
                                          1994; Treasurer of the Company,
                                          1987
                                          to present; Vice President and Cashier
                                          of the Bank, 1993 to present;  CEO and
                                          Cashier of the Bank, 1988 to 1993.

Harry C. Welton (67)          1999        Director of Company since 1987;
                                          Director of Bank since 1986;
                                          Retired
                                          farmer.

Renick C. Williams (62)       1998        Director of Company since 1987;
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


                                    South Branch Valley Bancorp, Inc.
                                          (registrant)



                                    By: /s/ H. Charles Maddy, III
                                    --------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer





                                    By: /s/ Russell F. Ratliff, Jr.
                                    --------------------------------------
                                    Russell F. Ratliff, Jr.
                                    Treasurer








Date:      October 6, 1997