Form 10QSB/A
period 1997-10-06
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-10-07
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10 - QSB/A
                              (Amendment number 1)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1997
                      ----------------

Commission File Number      0-16587
                      ----------------

                        South Branch Valley Bancorp, Inc.
                  -----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

      West Virginia                          55-0672148
------------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer
    incorporation or organization)         Identification No.)


                      310 North Main Street
                   Moorefield, West Virginia       26836
------------------------------------------------------------------------------
    (Address of principal executive offices)     (Zip Code)


                                 (304) 538-2353
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

412,827 common shares were outstanding as of August 11, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
    --------     -------

This report contains 4 pages.

This 10-QSB/A is being filed solely for the purpose of amending the pro forma book value disclosure resulting from the issuance of additional common stock as described in note 5 to the condensed consolidated financial statements.

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


            The following represents certain unaudited proforma information as if the issuance of common stock would have occurred as of January 1 of each period presented.


                                  June 30, 1997

                                          As Reported       Proforma

            Earnings per Share                  $1.86             $1.72
            Book Value per Share               $34.67            $34.67



                                  June 30, 1996

                                          As Reported       Proforma

            Earnings per Share                   $1.71            $1.57
            Book Value per Share                $29.85           $30.99




                                December 31, 1996

                                          As Reported       Proforma

            Earnings per Share                   $3.94            $3.61
            Book Value per Share                $32.51           $33.42

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                          (registrant)



                                    By:   /s/   H.   Charles   Maddy,   III
                                    ------------------------------------------

                                    H.   Charles   Maddy, III, President and
                                    Chief Financial Officer





                                    By:   /s/   Russell  F.   Ratliff,   Jr.
                                    ------------------------------------------

                                    Russell F. Ratliff, Jr.
                                    Treasurer








Date:      October 6, 1997