Form 10QSB
period 1997-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-11-07
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended September 30, 1997
                                      ------------------

                       Commission File Number 0-16587
                                             ---------

                      South Branch Valley Bancorp, Inc.
                    --------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

                    West Virginia               55-0672148
             -----------------------------------------------------
             (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)


                             310 North Main Street
                       Moorefield, West Virginia         26836
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (304) 538-2353
               ------------------------------------------------
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

412,827 common shares were outstanding as of November 7, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
      -----       ------

This report contains 20 pages.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY


                                     INDEX


                                                                            Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Condensed consolidated balance sheets
            September 30, 1997 (unaudited) and
            December 31, 1996                                              3

            Condensed consolidated statements of income
            for the three months and nine months ended
            September 30, 1997, and 1996 (unaudited)                       4

            Condensed consolidated statements of
            cash flows for the nine months ended
            September 30, 1997 and 1996 (unaudited)                      5-6

            Condensed  consolidated  statements of
            shareholders' equity for the three months
            and nine months ended September 30,
            1997 and 1996 (unaudited)                                      7

            Notes to condensed consolidated financial
            statements (unaudited)                                      8-10


            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                     11-17

      II.   OTHER INFORMATION

            Item 4. Submissions of Matters to a Vote of Security Holders  18

            Item 6. Exhibits and Reports on Form 8-K                   18-19


            Signatures                                                    20


                   SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,          December 31,
                                                  1997                  1996

ASSETS                                        (Unaudited)                 *
                                             --------------       ----------------
Cash and due from banks                          $2,099,501             $3,162,552
Interest bearing deposits with other banks        1,256,000              1,553,000
Federal funds sold                                2,261,337                723,734
Securities available for sale                    29,350,704             29,351,998
Marketable equity securities                      5,203,025                     --
Loans, net                                       91,074,875             82,414,205
Bank premises and equipment, net                  3,116,311              3,121,892
Accrued interest receivable                         921,421                928,642
Other assets                                        284,687                857,582
                                             --------------       ----------------
TOTAL ASSETS                                   $135,567,861           $122,113,605
                                             ==============       ================
LIABILITIES
Non-interest bearing deposits                    $8,712,892             $9,075,059
Interest bearing deposits                        96,698,014             91,866,353
                                             --------------       ----------------
    Total deposits                              105,410,906            100,941,412

Short-term borrowings                             4,974,030              4,377,397
Long-term borrowings                              9,246,188              3,514,652
Other liabilities                                 1,107,532                976,351
                                             --------------       ----------------
          Total Liabilities                     120,738,656            109,809,812
                                             --------------       ----------------


SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   600,000 shares, issued 1997, 416,942 shares;
   and 1996, 382,625 shares                       1,042,355                956,562
Surplus                                           2,089,709                685,534
Net unrealized gain (loss) on securities            165,838                117,199
Less cost of shares acquired for the
  treasury 1997, 4,115; and 1996, 4,115            (166,970)              (166,970)
Retained earnings                                11,698,273             10,711,468
                                             --------------       ----------------
          Total Shareholders' Equity             14,829,205             12,303,793
                                             --------------       ----------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $135,567,861           $122,113,605
                                             ==============       ================

          * December 31, 1996 financial information has been extracted from audited financial statement.

          See Notes to Condensed Consolidated Financial Statements



SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months ended September 30, 1997 and 1996
                             (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                        Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                          1997          1996            1997          1996
                                     -------------   ----------     -----------   -----------
Interest income:
   Interest and fees on loans           $2,202,059   $1,912,956      $6,343,404    $5,546,873
   Interest on securities:
     Taxable                               411,729      466,236       1,247,813     1,419,388
     Tax-exempt                             80,455       70,454         236,864       179,672
   Interest on federal funds sold           21,460        5,293          49,626        41,084
                                     -------------   ----------     -----------   -----------
     Total interest income               2,715,703    2,454,939       7,877,707     7,187,017
                                     -------------   ----------     -----------   -----------
Interest expense:
Interest on deposits                     1,186,673    1,158,061       3,420,304     3,458,129
Interest on short-term borrowings           58,710       23,470         191,456        31,985
Interest on long-term borrowings           153,663       32,810         388,457        72,776
                                     -------------   ----------     -----------   -----------
     Total interest expense              1,399,046    1,214,341       4,000,217     3,562,890
                                     -------------   ----------     -----------   -----------
       Net interest income               1,316,657    1,240,598       3,877,490     3,624,127
   Provision for loan losses                45,000       15,000         110,000        40,000
                                     -------------   ----------     -----------   -----------
       Net interest income after
       provision for loan losses         1,271,657    1,225,598       3,767,490     3,584,127
                                     -------------   ----------     -----------   -----------

Non-interest income:
   Insurance commissions                    32,681       30,741          67,990        79,465
   Trust department income                     ---          501             ---           493
   Service fee income                       79,404       58,490         202,645       167,635
   Securities gains (losses)                 6,104       (3,912)          6,104        30,000
   Gain on sales of assets                  83,608        6,318          96,067         6,318
   Other income                             11,240       11,008          37,458        37,076
                                     -------------   ----------     -----------   -----------
     Total other income                    213,037      103,146         410,264       320,987
                                     -------------   ----------     -----------   -----------
Non-interest expense:
   Salaries and employee benefits          439,661      428,579       1,315,522     1,294,552
   Net occupancy expense of premises        52,952       46,458         144,723       147,045
   Equipment expense                        75,019       47,198         217,853       190,945
   FDIC insurance premiums                   3,168          500           9,168         2,000
   Other expenses                          261,310      243,340         802,264       731,744
                                     -------------   ----------     -----------   -----------
      Total other expense                  832,110      766,075       2,489,530     2,366,286
                                     -------------   ----------     -----------   -----------

Income before income tax expense           652,584      562,669       1,688,224     1,538,828

   Income tax expense                      219,618      181,825         546,230       510,630
                                     -------------   ----------     -----------   -----------

Net Income                                $432,966     $380,844      $1,141,994    $1,028,198
                                     =============   ==========     ===========   ===========
Earnings per common share (Note 2)           $1.05        $1.01           $2.92         $2.72
                                     =============   ==========     ===========   ===========
Dividends per common share                    $---         $---           $0.41         $0.38
                                     =============   ==========     ===========   ===========

     See Notes to Condensed Consolidated Financial Statements



SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended September 30, 1997 and 1996
 (Unaudited)

                                                                       Nine Months Ended
                                                                 September 30,     September 30,
                                                                         1997              1996
                                                                --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $1,141,994       $1,028,198
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation                                                    173,038          167,528
       Provision for loan losses                                       110,000           40,000
       Securities (gains) losses                                        (6,104)         (30,000)
       Provision for deferred income tax expense                        72,422            3,682
       Decrease in accrued income receivable                             7,221           50,353
       Amortization of security premiums and
         (accretion of discounts), net                                   7,289           42,472
       Decrease  in other assets                                       524,542           74,465
        (Decrease)  in other liabilities                                43,595           43,547
        (Gain) on sale of fixed assets                                 (91,507)              --
        (Gain) on sale of other assets                                  (4,559)          (6,318)
                                                                 -------------      ------------
       Net cash provided by operating activities                     1,977,931       1 ,413,927
                                                                 -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of securities available for sale                 --        6,235,258
       Proceeds from maturities of securities available for sale     3,063,700        3,425,000
       Purchases of securities available for sale                   (4,004,774)      (9,708,744)
       Purchase of non-subsidiary bank stock                        (5,203,025)              --
       Principal payments received on securities available for sale  1,077,408          453,490
       (Increase) decrease in Federal funds sold, net               (1,537,603)       1,355,920
       Principal collected on (loans to customers), net             (8,805,180)      (9,024,397)
       Proceeds form interest bearing deposits with other banks        297,000          481,919
       Purchase of Bank premises and equipment                        (221,130)        (105,800)
       Proceeds sales of fixed assets                                  145,180               --
       Proceeds sales of other assets                                   15,000           19,000
                                                                 -------------      ------------
         Net cash provided by (used in) investing activities       (15,173,424)      (6,868,354)
                                                                 -------------      ------------


Continued
See Notes to Condensed Consolidated Financial Statements



SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY  CONDENSED  CONSOLIDATED
STATEMENTS OF CASH FLOWS  Continued For the Nine Months Ended September 30, 1997
and 1996
 (Unaudited)

                                                                       Nine Months Ended
                                                                 September 30,     September 30,
                                                                         1997              1996
                                                                --------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease)  in demand deposits, NOW and
        savings accounts                                            (1,439,996)      1,214,514
      Proceeds from sales of  time deposits, net                     5,909,490       2,163,998
      Net increase in short-term borrowings                            596,633       1,862,465
      Proceeds from long-term borrowings                             6,500,000       1,000,000
      Repayments of long-term borrowings                              (768,464)        (43,405)
      Net proceeds from common stock sold                            1,489,968             ---
      Dividends paid                                                  (155,189)       (143,835)
                                                                 -------------      ------------
      Net cash provided by (used in) financing activities           12,132,442       6,053,737
                                                                 -------------      ------------



      Increase (decrease) in cash and due from banks                (1,063,051)        599,310


      Cash and due from banks:
            Beginning                                                3,162,552       2,191,647
                                                                 -------------      ------------


            Ending                                                  $2,099,501      $2,790,957
                                                                 ==============    =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:

          Interest paid to depositors                               $3,379,938      $3,412,237
                                                                 ==============    =============


          Interest paid on borrowings                                 $541,258        $104,761
                                                                 ==============    =============


          Income taxes                                                $375,271        $435,313
                                                                 ==============    =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES

       Other real estate acquired in settlement of loans               $34,510            $--
                                                                 ==============    =============

     See Notes to Condensed Consolidated Financial Statements

                SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the
         Three Months and Nine Months ended September 30, 1997 and 1996
                                    (Unaudited)

                                                        Three Months Ended
                                            --------------------------------------
                                              September 30,          September 30,
                                                   1997                   1996
                                            ---------------       ----------------

Balance, beginning of period                    $14,314,054            $11,300,153

  Net income                                        432,966                380,844

  Change in net unrealized gain (loss)
     on securities                                   82,185                374,354
                                             --------------       ----------------
Balance, September 30                           $14,829,205            $12,055,351
                                             ==============       ================


                                                       Nine Months Ended
                                           ---------------------------------------
                                              September 30,          September 30,
                                                   1997                   1996
                                           ----------------       ----------------

Balance, beginning of period                    $12,303,793            $11,328,660

  Net income                                      1,141,994              1,028,198

  Cash dividends declared, $.41 and $.38           (155,189)              (143,834)
     per share respectively

  Net proceeds from the issuance of 34,317
     shares of $2.50 par value common stock
     during June 1997 at $43.50 per share         1,489,968                     --

  Change in net unrealized
gain (loss)
     on securities                                   48,639               (157,673)
                                           ----------------       ----------------
Balance, September 30                           $14,829,205            $12,055,351
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

          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

          The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-KSB.

          Certain accounts in the consolidated financial statements for 1996 as previously presented have been reclassified to conform to current year classifications.


Note 2.  Earnings Per Share

          Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the nine month periods ended September 30, 1997 and September 30, 1996 were 391,709 and 378,510, respectively. The weighted average shares for the quarters ended September 30, 1997 and 1996 were 412,827, and 378,510 respectively.


Note 3.  Investment in Marketable Equity Securities and Proposed Acquisition

          During the first quarter of 1997, the Company acquired approximately 4.2% of the common stock of The Capital State Bank, Inc.(Capital State), a state banking corporation. On June 17, 1997, the Company received approval from regulatory authorities and acquired 35.4% of Capital State's outstanding stock bringing the total investment to 39.4%. At September 30, 1997, the Company's total investment in Capital State of $5,203,025, is recorded as Marketable Equity Securities in the accompanying condensed consolidated financial statements. As a result of the Company's increase in control of Capital State's voting shares, the Company should change it's method of accounting from the cost method to the equity method, effective July 1, 1997. However, due to (1) the Company's pending acquisition of 100% of the outstanding common stock of Capital State which is to be accounted for using the purchase method of accounting and (2) the insignificance of the results of operations of Capital State since the Company's investment in Capital State, this change in accounting method was not recorded as of September 30, 1997 due to its insignificant impact on the Company's consolidated results of operations and financial position.

          On August 8, 1997, the Company executed a definitive merger agreement (Merger Agreement) with the Board of Directors of Capital State whereby the Company would acquire the remaining 60.6% of Capital State's outstanding common stock. Pursuant to the terms of the Merger Agreement and upon the effective date of the proposed merger, shareholders of Capital State will be entitled to receive one (1) share of South Branch common stock in exchange for each 3.95 shares of Capital State common stock they own, plus cash in lieu of any fractional share interest. In addition, the Merger Agreement provides that the merger is contingent on approval of the increase in South Branch's authorized $2.50 par value common stock from 600,000 to 2,000,000 shares. The proposed merger is subject to approval by the respective shareholders of each institution and regulatory authorities.

          A summary of significant captions of Capital State's unaudited balance sheet and results of operations as of and for the nine month period ended September 30, 1997, in thousands of dollars, is as follows:

                        Total assets                  $39,571
                        Net loans                     $22,624
                        Total deposits                $28,015
                        Total shareholders' equity    $11,241
                        Total interest income         $ 1,776
                        Net interest income           $   935
                        Net income                    $     6


          Reference can be made to Forms 8-K filed by the Company on January 15, 1997, February 7, 1997, March 27, 1997, June 17, 1997, July 8, 1997
          and August 8, 1997 and form S-4 filed October 15, 1997 for further information related to the Company's planned investment in Capital State. These documents are incorporated herein by reference in their entirety.


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

          The subsidiary bank also had long-term borrowings of $6,403,000 and $1,707,000 as of September 30, 1997 and September 30, 1996, respectively, which consisted of advances from the Federal Home Loan Bank of Pittsburgh to fund local mortgage loan growth.

          The Company's total long-term borrowings bear an average interest rate of 6.42% as of September 30, 1997 and mature in varying amounts through the year 2010. A summary of the maturities of all long term borrowings for the next five years and thereafter is as follows:

                        1998                          $     ----
                        1999                             340,000
                        2000                             500,000
                        2001                             500,000
                        2002                           5,150,000
                        Thereafter                     2,756,188
                                                      ----------
                        Total                         $9,246,188
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


                                                September 30, 1997

                                          As Reported       Proforma

            Earnings per Share              $2.92             $2.77
            Book Value per Share           $35.92            $35.92


                                                September 30, 1996

                                          As Reported       Proforma

            Earnings per Share              $2.72             $2.49
            Book Value per Share           $31.85            $32.81



                                                December 31, 1996

                                          As Reported       Proforma

            Earnings per Share              $3.94             $3.61
            Book Value per Share           $32.51            $33.42

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           INTRODUCTION AND SUMMARY

     The following is management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc.(hereafter referred to as the Company) and its wholly owned subsidiary, South Branch Valley National Bank, (hereafter referred to as the Bank) as of September 30, 1997. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through its wholly owned subsidiary (the Bank), the following discussion focuses primarily on the financial condition and operations of the Bank. All amounts and percentages have been rounded for this discussion.

Earnings Summary
----------------

     Net income for the first nine months of 1997 totaled $1,142,000, a $114,000 or an 11.1% increase from the $1,028,000 earned during the same period of 1996. For the nine months ended September 30, 1997, the Company's only subsidiary, South Branch Valley National Bank, had an increase in net income of $228,000, or 21.9% to $1,269,000 as compared with $1,041,000 for the same period ended September 30, 1996.

     Annualized return on average assets at September 30, 1997 was 1.29% as compared to 1.20% at September 30, 1996 an increase of 7.5%. Earnings per share totaled $2.92 at September 30, 1997 compared to $2.72 at September 30, 1996 representing a 7.35% increase.


                             RESULTS OF OPERATIONS

Net Interest Income
-------------------

     For purposes of this discussion, the "taxable equivalent basis" adjustment has been included in interest income to reflect the level of income had income on state and municipal obligations exempt from Federal income tax been taxable, assuming a Federal tax rate of 34% in both 1997 and 1996. The amounts of tax equivalent adjustments were $59,000 in 1997 and $39,000 in 1996.

     For the nine months ended September 30, 1997, the Company's net interest income, as adjusted, increased $273,000 or 7.5% to $3,936,000 as compared with $3,663,000 for the nine months ended September 30, 1996. However, the Company's net interest yield on earning assets (net interest margin) decreased 7 basis points from 4.45% at September 30, 1996 to 4.38% for the nine months ended September 30, 1997. Management feels that this decrease is due primarily to a competitive local market for loans and deposits which has caused a general lowering of rates on loans while deposit rates exceed those of national average. Pressures on the net interest yield remain a concern. A detailed analysis of the net interest yield by component is shown on Table I. No significant fluctuations were noted and the Company does not expect any significant change in the Company's net yield during the remainder of 1997 given no significant changes in the present interest rate environment. Management continues to monitor the net interest margin through GAP analysis to minimize the potential for any significant negative impact.

Provision for Loan Losses and Loan Quality
------------------------------------------

     An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first nine months of 1997 totaled $110,000 compared to $40,000 for the nine months ended September 30, 1996. This increase was primarily to provide for potential losses inherent in the Company's loan portfolio due to its continued growth in net loans outstanding.

     Net loan charge-offs for the first nine months of 1997 were $134,000 as compared to $50,000 for the first nine months of 1996. Expressed as a percentage of loans (net of unearned interest), net charge-offs were .15% for the first nine months of 1997 compared to .07% for the comparable period of 1996.

South Branch Valley Bancorp, Inc. and Subsidiary

Table I - Average Distribution Of Assets, Liabilities And Shareholders'
  Equity, Interest Earnings & Expenses, And Average Rates
  (In thousands of dollars)
                               September 30, 1997                   September 30, 1996
                       --------------------------------     ---------------------------------
                       AVERAGE      EARNINGS/   YIELD/       AVERAGE     EARNINGS/    YIELD/
                       BALANCES      EXPENSE     RATE        BALANCES     EXPENSE      RATE
                       --------- ------------- --------     ----------- ---------- ----------
        ASSETS
Interest earning assets
  Loans, net of unearned
    interest             $87,349      $6,343     9.68%        $74,964      $5,547      9.87%
  Securities
    Taxable               23,899       1,173     6.54%         27,293       1,320      6.45%
    Tax-exempt             6,028         296     6.55%          4,494         219      6.50%
Interest bearing deposits
  with other banks         1,499          75     6.67%          1,967          99      6.71%
Federal Funds sold         1,106          49     5.91%            993          41      5.51%
                       --------- ------------- --------     ----------- ---------- ----------
Total interest
earning assets           119,881       7,936     8.83%        109,711       7,226      8.78%


Noninterest earning
assets                    11,160                                5,974
                        --------                            ----------

    Total assets        $131,041                             $115,685
                        ========                            ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits      $19,072        $444     3.10%        $19,625        $505      3.43%
  Regular savings         13,661         324     3.16%         15,507         410      3.53%
  Time savings            61,385       2,652     5.76%         57,480       2,543      5.90%
  Short-term borrowings    5,695         191     4.47%            959          32      4.45%
  Long-term borrowings     7,300         389     7.11%          1,622          73      6.00%
                       --------- ------------- --------     ----------- ---------- ----------
                         107,113       4,000     4.98%         95,193       3,563      4.99%

Noninterest bearing
  liabilities
  Demand deposits          9,107                                8,257
  Other liabilities        1,537                                  889
                       ---------                            -----------
    Total liabilities    117,757                              104,339

Shareholders' equity      13,284                               11,346
                       ---------                            -----------
  Total liabilities and
    shareholders'
    equity              $131,041                              $115,685
                       =========                            ===========


NET INTEREST EARNINGS                 $3,936                               $3,663
                                   ==========                            =========

NET INTEREST YIELD ON EARNING ASSETS              4.38%                                4.45%
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


              Summary of Past Due Loans and Non-Performing Assets
                              (in thousands of dollars)


                                            September 30      December 31
                                         ----------------------------------
                                          1997        1996        1996
                                          ----        ----        ----

Loans contractually past due
90 days or more and still
accruing interest                         $ 31        $238        $324
                                          ====        ====        ====

Non-performing assets:
  Non-accruing Loans                      $125        $384        $343

  Other Repossessed Assets                  35          --          40
  Other Real Estate Owned                   55          30          29
                                         -----        ----        ----

                                          $215        $414        $412
                                          ====        ====        ====


     The level of non-performing assets has decreased during the past year due to management's continuing efforts to improve the quality of the Company's assets. Total loans past due 90 days or more plus non-performing assets have decreased approximately $406,000 or 62.3% from the same period last year. Loans contractually past due 90 days or more plus non-performing assets decreased approximately 66.6% or $490,000 since December 31, 1996. These decreases are primarily attributable to certain loans being charged to the reserve for loan loss and vigorous collection activity that resulted in several loans, including one with an approximate balance of $171,000 being paid to current status during the first nine months of 1997. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.

     Impaired loans totaled approximately $180,000 at September 30, 1997 and $384,000 December 31, 1996. A loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.

     At September 30, 1997, the allowance for loan losses totaled $835,000 or .9% of net loans compared to $849,000 or 1.1% of net loans at September 30,
1996, and $858,000 or 1.0% of net loans at December 31, 1996. Based on management's quarterly loan review procedures, management believes the recorded allowance for loan losses is adequate to cover potential losses identified or inherent in the loan portfolio as of each of the dates presented.

Non-interest Income
-------------------

     Total other income increased approximately $89,000 or 27.7% to $410,000 during the first nine months of 1997, as compared to the first nine months of 1996. A detailed discussion of non-interest income components follows.

     Insurance commissions decreased approximately $11,000 to $68,000 or 13.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Management recognizes that this revenue can be sporadic but does expect the remainder of the year's insurance earnings to be more comparable to last year's based on expected loan volume.

     Service fee income increased $35,000 from approximately $168,000 to $203,000 or 20.8%. Management believes the Company will be able to maintain levels of service fee income similar to this throughout the remainder of 1997.

     Sales of securities decreased $24,000 to $6,000 or 80.0% for the first nine months of 1997 as compared to the first nine months of 1996. Few securities were sold during the nine months ended September 30, 1997. During the same period in 1996 certain securities were sold to reinvest in similar securities with more favorable rates and terms, which resulted in an approximate $30,000 gain on sales of investment securities.

     Gain on sale of assets increased approximately $90,000 or 1500% to $96,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This is the result of the sale of the old bank building that was no longer used for banking purposes.


Non-interest Expense
---------------------

     Total non-interest expense increased approximately $124,000 or 5.2% to $2,490,000 during the first nine months of 1997 as compared to the first nine months of 1996. This slight increase is a result of management's planned emphasis on controlling non-interest expense.

     An increase of approximately $21,000 or 1.6% in salaries and employee benefits, which represents approximately 53% of total non-interest expense, can be attributed to a general increase in salaries and a slight increase in insurance costs.

     Other expense increased approximately $70,000 or 9.6% from $732,000 to $802,000 during the first nine months of 1997 compared to 1996. The major factors contributing to this increase are as follows:


      ** Other insurance expense increased approximately $16,000 or 48.51% from $33,000 to $49,000 for the first nine months of 1997 as compared to the first nine months of 1996. This increase is due to revisions to existing policies and additional coverage purchased in 1997.


      ** Legal, accounting, and asset/liability consulting services increased approximately $41,000 or 51.9% from $79,000 at September 30, 1996 to $120,000 at September 30, 1997.

Liquidity
---------

     Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At September 30, 1997 the loan to deposit ratio was 86.4% as compared to 77.0% at September 30, 1996. Cash and due from banks coupled with Federal funds sold totaled $4,361,000 or 3.2% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $1,856,000 or 1.4% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.



                              FINANCIAL CONDITION

Total Assets
------------

     The Company's total assets have increased approximately 11.0% or $13.4 million from December 31, 1996. The overall composition of the Company's assets has not changed significantly since year end 1996 except for the Company's investment in marketable equity securities which increased approximately $5,203,000. This increase was due to the Company's investment in Capital State, which was substantially funded through borrowings and proceeds received for the issuance of additional common stock as discussed in Notes 3 and 5 to the condensed consolidated financial statements.


Investment in The Capital State Bank, Inc.
------------------------------------------

     The Company has signed a letter of intent with the board of directors of Capital State to acquire 100% of Capital State's outstanding stock. This acquisition will enable the Company to expand into a larger and rapidly growing market area. For further discussion of the Company's current investment in Capital State, see Note 3 to the condensed consolidated financial statement and Form S-4 which was filed on October 15, 1997 and is incorporated herein by reference. The Company is awaiting regulatory approval and expects shareholders to approve this merger during the first quarter of 1998.


Liabilities
-----------

     Total deposits increased approximately 4.4% or $4.5 million from December 31, 1996, to $105,411,000 with no significant fluctuation in the Company's deposit mix.

     The Company's long term borrowings increased approximately $5,731,000 since December 31, 1996 to partially fund the purchase of Capital State stock and to fund local mortgage loan growth. See Note 4 to the condensed consolidated financial statements for additional information related to the Company's long term borrowings.

     Short term borrowings have increased approximately $597,000 and have been used to fund additional loan growth.

Shareholders' Equity
--------------------

      The  Company's  total  shareholders'  equity has  increased  approximately
$2,525,000 or 20.5% since December 31, 1996. This is the net result of an increase in retained earnings of $987,000 from net income, net of the $155,000 cash dividend paid to shareholders in June 1997, $1,490,000 in net proceeds from the issuance of 34,317 new shares of common stock during June 1997, and an increase of $49,000 in net unrealized gains on securities available for sale. See Note 5 to the condensed consolidated financial statements for additional information related to the issuance of this stock. The Company's equity to total assets ratio was 10.9% at September 30, 1997 and 10.1% at December 31, 1996. The Company's subsidiary bank's total risk weighted capital ratio was approximately 14.5% at September 30, 1997 and is well within Federal regulatory minimum guidelines of 8.0%. The Company is not aware of any pending regulation which would have a material negative impact on its operations or financial condition.

                                    PART II

Item 4 - Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On October 21, 1997 the annual meeting of South Branch Valley Bancorp, Inc. was held to (1) elect four directors for a three year term, (2) ratify the election of Arnett & Foster as the Company's independent certified public accountants for the fiscal year ending December 31, 1997, and (3) to transact such other business to come before the meeting.

     The following persons received the number of votes opposite their names for directors of the Company:

            James M. Cookman        292,163
            Thomas J. Hawse, III    317,112
            Gary L. Hinkle          292,904
            Harold K. Michael       288,717
            Mortimer W. Gamble, IV   10,360

     Total number of shares voted was 300,314, of which all were voted by proxy and none were voted in person.

     The firm of Arnett & Foster was ratified to serve as the Company's independent certified public accountants by a vote of 294,304 for, 5,520 against, and 490 abstentions.

     There were no other matters to come before the annual meeting.




Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------

A.    Exhibits (numbered in accordance with Item 601 of regulation S-B)

              2.  Plan  of  purchase,  sale,   reorganization,   liquidation  or
                  succession.

                  On October 15, 1997 the Registrant filed Form S-4 related to the purchase of 100% of the common stock of Capital State. This document is incorporated herein by reference in it's entirety.


            27.    Financial Data Schedule



B.    Reports on Form 8-K.

      On June 17, 1997 the Registrant filed Form 8-K related to the consummation of the previously reported proposed purchase of 424,680 shares or 35.4% of the outstanding common stock of The Capital State Bank, Inc., 2402 Mountaineer Boulevard, South Charleston, West Virginia. On June 17, 1997, the Registrant consummated its acquisition of the shares. This document is incorporated herein by reference in it's entirety.

      On July 8, 1997, the Registrant filed a form 8-K related to the execution of a non-binding letter of intent with Capital State Bank, Inc. Under the terms of the Letter of Intent, the Registrant will exchange 3.95 shares of Capital State stock for one share of South Branch Valley Bancorp, Inc. stock. The Registrant anticipates a merger transaction whereby Capital State will constitute a free standing subsidiary of South Branch. This document is incorporated herein by reference in it's entirety.

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


                                    South Branch Valley Bancorp, Inc.
                                             (registrant)



                                    By: /s/ H. Charles Maddy, III
                                   --------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer





                                    By: /s/ Russell F. Ratliff, Jr.
                                    -------------------------------------
                                    Russell F. Ratliff, Jr.
                                    Treasurer








Date:      November 7, 1997
---------------------------