Form 10QSB/A
period 1997-12-15
SOUTH BRANCH VALLEY BANCORP INC
filed 1997-12-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10 - QSB/A
                              (Amendment number 1)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997
                                        --------------------

                         Commission File Number 0-16587
                                               -----------

                        South Branch Valley Bancorp, Inc.
                     ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                       West Virginia             55-0672148
          --------------------------------------------------------
            (State or other jurisdiction of   (IRS Employer
             incorporation or organization)    Identification No.)


                              310 North Main Street
                         Moorefield, West Virginia         26836
           --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                (304) 538-2353
               -------------------------------------------------
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

This report contains 5 pages.

This 10-QSB/A is being filed solely for the purpose of expanding the discussion of allowance for loan losses in the section labeled Provision for Loan Losses and Loan Quality within the Management's Discussion and Analysis section.

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


               Summary of Past Due Loans and Non-Performing Assets
                            (in thousands of dollars)

                                                                     September 30              December 31
                                                              -------------------------     --------------
                                                              1997              1996             1996
                                                              ----              ----             ----

Loans contractually past due
90 days or more and still
accruing interest                                             $ 31              $238             $324
                                                              ====              ====             ====


Non-performing assets:
  Non-accruing Loans                                          $125              $384             $343

  Other Repossessed Assets                                      35                --               40
  Other Real Estate Owned                                       55                30               29
                                                             -----              ----            -----

                                                              $215              $414             $412
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

         At September 30, 1997, the allowance for loan losses totaled $835,000 or .9% of net loans compared to $858,000 or 1.0% of net loans at December 31, 1996 and $849,000 or 1.1% of net loans at September 30, 1996. The decline in the allowance both as a percentage and as a dollar amount is due primarily to increasing loan quality, especially in the Company's commercial portfolio. The Company performs a quarterly analysis of the allowance for loan losses. The calculation uses a four-year moving average of net charge-offs to estimate reserve requirements for inherent losses contained in homogeneous consumer and residential real estate loan pools (which represent approximately 74% of the Company's loan portfolio at September 30, 1997), and commercial loans which have not been individually reviewed for potential loss. Large commercial loans, the majority of which are secured by real estate or other collateral, and large non-conforming homogeneous loans are individually analyzed and specific reserves are established for all known problem and watch list loans. Large commercial loans receive special attention and are thoroughly reviewed twice annually. Using this methodology, the most recent review conducted as of September 30, 1997 showed adequate reserves to cover potential losses identified as probable and estimable in the loan portfolio as of the evaluation date. In addition to the base calculation noted above, the Company maintains an unallocated portion of its reserve in order to prepare the Company for unknown or unidentified risks, which approximated $234,000 as of September 30, 1997, compared to $67,700 at December 31, 1996. Finally, total loans 30 or more days past due expressed as a percentage of net loans declined from 1.23% at December 31, 1995 to 1.16% at December 31, 1996, and finally to .81% at September 30, 1997. This is attributed to closer scrutiny in credit origination and enhanced collection efforts.

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

                                           South Branch Valley Bancorp, Inc.
                                                    (registrant)



                                           By: /s/ H. Charles Maddy, III
                                           ------------------------------------
                                           H. Charles Maddy, III, President and
                                           Chief Financial Officer





                                           By: /s/ Russell F. Ratliff, Jr.
                                           ------------------------------------
                                           Russell F. Ratliff, Jr.
                                           Treasurer








Date:      December  10, 1997