Form 10KSB
period 1997-12-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1998-03-23
CIK 811808

1-74


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    December 31, 1997
                            --------------------

Commission File Number       0-16587
                            --------------------

                        South Branch Valley Bancorp, Inc.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

             West Virginia                         55-0672148
     -----------------------------------------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)


                               310 N. Main Street
                   Moorefield, West Virginia             26836
       -----------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)


                                 (304) 538-2353
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

2-74


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year: $11,114,309


State the aggregate market value of the voting stock held by non- affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


         Aggregate  Market  Value                       Based Upon Reported
             of Voting Stock                             Closing  Price on
         ------------------------                      ---------------------
               $17,957,975                                  March 1, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class             Outstanding as of March 1, 1998
                ---------          --------------------------------
Common Stock ($2.50 par value)           412,827 shares


                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-KSB, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

                                                            Part of Form 10-KSB
                                                            Into Which Document
               Document                                       is Incorporated
               --------                                      -------------------
South Branch Valley Bancorp, Inc.                                Part II
Annual Report to Shareholders
for the year ended December 31, 1997

Reports filed on Form 8-K                                        Part III

This form 10-KSB is comprised of 74 pages. The exhibit index is located on page 24.

3-74


                        SOUTH BRANCH VALLEY BANCORP, INC
                                   FORM 10-KSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I.

        Item 1.       Business..............................................4-12
        Item 2.       Properties...........................................12-13
        Item 3.       Legal Proceedings.......................................13
        Item 4.       Submission of Matters to a Vote
                      of Shareholders......................................13-14

Part II.

        Item 5.       Market for the Registrant's Common
                      Stock and Related Shareholder Matters................15-16
        Item 6.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations and Related Statistical
                      Disclosures.............................................16
        Item 7.       Financial Statements ...................................16
        Item 8.       Changes in and Disagreements with Accounts
                      on Accounting and Financial Disclosure..................16

Part III.

        Item 9.       Directors and Executive Officers of the
                      Registrant...........................................17-19
        Item 10.      Executive Compensation...............................20-21
        Item 11.      Security Ownership of Certain Bene-
                      ficial Owners & Management...........................22-23
        Item 12.      Certain Relationships and Related
                      Transactions............................................23
        Item 13.      Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K..............................24-25

Signatures.................................................................26-27

4-74
                                     PART I



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


SOUTH BRANCH VALLEY NATIONAL BANK

     The South Branch Valley National Bank of Moorefield was originally chartered by the Office of the Comptroller of the Currency on August 15, 1883. For purposes of effecting the 1987 merger, South Branch Valley National Bank Inc. was organized and chartered on October 2, 1987. The surviving Bank is currently operating as South Branch Valley National Bank of Moorefield. The Bank is a full service, FDIC insured, national banking association engaged in the commercial and retail banking business. At December 31, 1997 the Bank employed approximately 62 people.

     The Bank offers a wide variety of banking services to its customers. The Bank accepts deposits and has night depositories and an automated teller machine for the convenience of its customers. The Bank offers its customers various deposit arrangements with various maturities and yields, including non-interest bearing and interest bearing demand deposits, savings deposits, time certificates of deposit, Christmas Club accounts, and individual retirement accounts.

     The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. The Bank also offers credit cards but they are immaterial to total loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans, which represented approximately 32.2% of total loans at December 31, 1997, are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans represented approximately 45.3% of total loans as of December 31, 1997 and consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. See Note 5 of the accompanying Consolidated

5-74


Financial Statements for a summary of the Bank's loans at December 31, 1997 and 1996. Indirect lending represents less than 1.0% of the Bank's total loans. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. The Bank does not currently originate loans for sale.

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

     The Bank also serves as trustee where appointed by a court or under a private trust agreement. As trustee, the Bank invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 1997, fees generated from the operation of the Bank's Trust Department comprised less than one percent of gross revenues earned during the year.

     In order to compete with other financial service providers, the Bank principally relies upon personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customer's needs. The Bank also has a marketing program that primarily utilizes local radio and newspapers to advertise.

SUPERVISION AND REGULATION

GENERAL

     South Branch, as a bank holding company, is subject to the restrictions of the BHCA, and is registered pursuant to its provisions. As a registered bank holding company, South Branch is subject to the reporting requirements of the FRB, and is subject to examination by the FRB.

     The BHCA prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the FRB. With certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control or more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking or managing or controlling banks.

     The BHCA permits South Branch, as a bank holding company, to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the FRB if the gross consideration

6-74


for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the bank holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

     The FRB, in its Regulation Y, permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks. Approval of the FRB is necessary to engage in these activities or to make acquisitions of corporations engaging in these activities as the FRB determines whether these acquisitions or activities are in the public interest. In addition, by order, and on a case by case basis, the FRB may approve other non-banking activities.

     As a bank holding company doing business in West Virginia, South Branch is also subject to regulation by the WV Board and must submit annual reports to the West Virginia Division of Banking.

     Federal law restricts subsidiary banks of a bank holding company from making certain extensions of credit to the parent bank holding company or to any of its subsidiaries, from investing in the holding company stock, and limits the ability of a subsidiary bank to take its parent company stock as collateral for the loans of any borrower. Additionally, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in conjunction with the extension of credit or furnishing of services.

     The operations of South Branch's banking subsidiary, South Branch Valley National Bank, is a national banking subsidiary and is subject to federal statutes which apply to national banks. South Branch's national banking subsidiary is primarily regulated by the OCC. South Branch Valley National Bank is also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of South Branch's subsidiary are insured as required by federal law. The OCC regularly examines revenues, loans, investments, management practices, and other aspects of South Branch Valley National Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, South Branch's subsidiary banks each must furnish to the OCC a quarterly report containing a full and accurate statement of its affairs.

NON-BANKING ACTIVITIES PERMITTED TO SOUTH BRANCH

     The FRB permits, within prescribed limits, bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West
Virginia. Some examples of non-banking activities which presently may be performed by a bank holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or

7-74


industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the bank holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler's checks and
U. S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

CREDIT AND MONETARY POLICIES AND RELATED MATTERS

     South Branch's subsidiary bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB. An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The operations of South Branch's subsidiary bank is affected by the policies of government regulatory authorities, including the FRB which regulates money and credit conditions through open market operations in United States Government and federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits. These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments. The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future. Future policies of the FRB and other authorities and their effect on future bank earnings cannot be predicted.

     The FRB has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to contribute capital to a

8-74

troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when South Branch may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     In 1989, the United States Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA depository institutions insured by the FDIC may now be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank or subsidiary of South Branch causes a loss to the FDIC, other bank subsidiaries of South Branch could be liable to the FDIC for the amount of such loss.

     Under  federal  law,  the  OCC  may  order  the  pro  rata   assessment  of
shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. South Branch as the sole stockholder of its subsidiary banks, is subject to such provisions.

CAPITAL REQUIREMENTS

     As a holding company South Branch is subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off- balance sheet commitments into four weighted categories, with higher

9-74


levels of capital being required for categories perceived as representing greater risk. South Branch's depository institution subsidiary is subject to substantially similar capital requirements adopted by its applicable regulatory agency, the OCC.

     Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1," or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles. "Tier 2," or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital. Bank holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a bank holding company's Tier 1 capital.

     Bank holding companies are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

     For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines). The guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Bank holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 1 to 2 percent.

     The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the FRB's guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

     On August 2, 1995, the FRB and other banking agencies issued their final rule to implement the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates.

10-74



     Failure to meet applicable capital guidelines could subject the bank holding company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and termination of deposit insurance by the FDIC, as well as to the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.

     As of December 31, 1997, the regulatory capital ratios of South Branch were as set forth in the table in Note 13 of the Notes to Consolidated Financial Statements included on pages 35 through 36 of the 1997 Annual Report which is incorporated herein by reference under Part II, Item 7 of this filing.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statues.

     FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized.

     By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The banking subsidiary of South Branch was a "well capitalized" institution as of December 31, 1997. As a well-capitalized institution, the banking subsidiary of South Branch is permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

     Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of

11-74


market value to book value for publicly traded shares and such other standards as the agency deems appropriate.

REIGLE-NEAL INTERSTATE BANKING BILL

     In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt- out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill. The Interstate Bill will permit consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and/or, where permitted, due to de novo market entrants.

COMMUNITY REINVESTMENT ACT

     Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any bank holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally- regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the "December 1993 Proposal"). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the "Revised CRA Proposal"). The Revised CRA Proposal, compared to the December 1993 Proposal, would essentially broaden the scope of CRA performance examinations and more explicitly consider community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

12-74


     In its most recent CRA examination by the Federal Reserve Board, South Branch and its bank subsidiaries were given a "outstanding" CRA rating.


DEPOSIT ACQUISITION LIMITATION

     Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including any depository institutions affiliated therewith, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking for good cause shown.


COMPETITION


     The Bank competes primarily with seven commercial banks over a four county area: Hardy County, Hampshire County, Grant County, and Pendleton County. Additionally, Farmers' Home Administration and the Federal Land Bank are competitors for loans. According to the latest FDIC Quarterly Call Reports, dated December 31, 1997, the Bank had assets representing approximately 10.5% of total assets for the seven commercial banks serving its primary market area.

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


EMPLOYEES

     At December 31, 1997, the Bank employed 50 full time employees and 12 part time employees.


ITEM 2.  PROPERTIES
--------------------

     In 1911 the Bank acquired the property now known as the "Old Bank" building located at 107 South Main Street, Moorefield, West Virginia. In 1963 the Bank acquired property adjacent to that same building which is now being used as a parking lot. In December 1994 the Bank acquired property on Winchester Avenue that adjoins the Old Bank building and the parking lot. The completion of the renovation and addition to the main office has allowed the Bank's bookkeeping and

13-74


operations departments to move into the main office. Therefore, the Winchester Ave. parcel as well as the property located at 107 S. Main St. were offered for sale. On September 9, 1997 the "Old Bank" building and parking lot were sold.

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

     At December 31, 1997, various parcels of real estate with an aggregate book value of $57,465 are maintained by the Bank as a result of foreclosure proceedings on loans collateralized by such real estate.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank is involved in various pending legal proceedings, all of which are regarded by management as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on the business or financial condition of the Bank or the Holding Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
----------------------------------------------------------

        On October 21, 1997 the annual meeting of South Branch Valley Bancorp, Inc. was held to (1) elect four directors for a three year term, (2) ratify the election of Arnett & Foster as the Company's independent certified public accountants for the fiscal year ending

14-74


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

15-74


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

     The Company acts as its own registrar and transfer agent. Its shares are not publicly traded on any exchange or over the counter market. Shares of the Company's common stock are occasionally bought and sold by private individuals, firms or corporations. In many instances, the Company does not have knowledge of the purchase price or the terms of the purchase. No definitive records of bids and ask or sale prices are available. However, the average sales price for the shares that have voluntarily been reported to the Company in the last 60 days is $43.47 per share.

     The approximate number of stockholders of record for SBVB's common stock as of March 1, 1998 was 635.

     The following sets forth quarterly cash dividends declared per share for the prior two years.


                  Quarterly Common Stock Dividends
                  --------------------------------
                  Quarter            1997    1996
                  -------            ----    ----
                  First              $ -     $ -
                  Second              .41     .38
                  Third                -       -
                  Fourth              .43     .39


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

     Additional information related to dividend restrictions is included in Note 13 of the Notes to Consolidated Financial Statements included on pages 35 through 36 of the 1997 Annual Report which is incorporated herein by reference under Part II, Item 7 of this filing.

16-74


     Cash dividends rose 9.1% to $.84 per share in 1997. It is the intention of management and the Board of Directors to continue to pay dividends on the same schedule during 1998. However, future cash dividends will depend on the earnings, financial condition and the business of the Bank as well as general economic conditions; however, management is not presently aware of any reason why dividend payments should not continue.


ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS AND RELATED STATISTICAL DISCLOSURES
-------------------------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 of the 1997 Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The  report  of  the  independent   auditors  and  consolidated   financial
statements and notes thereto are included on pages 17 through 40 of the 1997 Annual Report and are incorporated herein by reference.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

17-74


                                PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

CURRENT BOARD OF DIRECTORS.
---------------------------

     The Board of Directors of the Company may consist of not less than nine (9) nor more than twenty-one (21) persons in accordance with the Company's Articles of Incorporation. The number of directors may be fixed by the Board of Directors as deemed appropriate. Currently, the Board of Directors has fixed the number of directors at thirteen (13).

     The current Board of Directors of the Company is comprised of the individuals listed below. Directors of the Company are divided into three classes and serve a staggered three (3) year term. All current directors of the Company are also directors of the Company's subsidiary, South Branch Valley National Bank ("Bank"). Directors of the Bank serve for a one (1) year term. The table below sets forth information concerning each director as of March 1, 1998.

                              Date
                          Current Term
                          as Director
                          of Company    Positions & Principal Occupation or
Name and Age                Expires     Employment Last Five Years
---------------------   --------------  ------------------------------------
Oscar M. Bean (47)            1998      Chairman of the Board since February
                                        1995; Director of Company since 1987;
                                        Director of Bank since 1978; Managing
                                        Partner of Bean & Bean Attorneys.

Donald W. Biller (66)         1999      Director and Vice Chairman of the Board
                                        since 1987; Director of Bank since 1975;
                                        President of D.W. Biller, Inc.; Director of WV Farm Credit ACA; Farmer.

James M. Cookman (44)         2000      Director  of  Company  and Bank  since
                                        1994;  President  of Cookman Insurance
                                        Center,  Inc., President of Cookman
                                        Realty Group, Inc.  Secretary/Treasurer
                                        of Apex Developers,  Inc.,    Trustee of
                                        Cookman Insurance  Center, Inc. Employee
                                        Sharing Plan, Sole Proprietor of WQWV-FM
                                        Radio Station and Director of Capital
                                        State Bank, Inc. Memeber of West
                                        Virginia Lottery Commission.

John W. Crites (57)           1999      Director  of  Company  and Bank  since
                                        1989;  President  of   Allegheny Wood
                                        Products, Inc.; Partner, Allegheny
                                        Dimension,   LLC; Principal Stockholder,
                                        KJV Aviation.

18-74



Thomas J. Hawse, III (53)     2000      Director of Company and Bank since 1988;
                                        President of Hawse Food Market, Inc.

Phoebe F. Heishman (56)       1998      Secretary of Company since 1995;
                                        Director of Company since  1987;
                                        Director of Bank since 1973;  Editor and
                                        Publisher of Moorefield Examiner;
                                                                --------
                                        President of  R.E. Fisher Co., Inc.

Gary L. Hinkle (48)           2000      Director the Company and Bank since
                                        1993; President of  Hinkle Trucking,
                                        Inc., Dettinburn Transport, Inc., and
                                        Mt. Storm Fuel Corporation.

Jeffrey E. Hott (47)          1999      Director of Company and Bank since 1990;
                                        Vice  President of  Hott's Ag Services,
                                        E.E. Hott, Inc., and Franklin Oil Co.

H. Charles Maddy, III, (34)   2000      Director  of Company  since  1993;  Has
                                        served as the Bank's President and Chief
                                        Executive Officer since 1993. He served as Chief Financial Officer of the Company from 1988 to 1994 when he became
                                        President. Executive Vice President of the Bank, 1992 to 1993. Director of
                                        Capital State Bank, Inc.

Harold K. Michael (54)         2000     Director of the Company and Bank  since
                                        1994 Owner/  agent of H.K. Michael & Son
                                        Insurance,  Director  of Capital  State
                                        Bank,  Inc.  and a  member  of the  West
                                        Virginia  House of Delegates.


Mary Ann Ours (64)*            1998     Director of Company and Bank since 1994;
                                        President  of Ours Valley View Poultry
                                        Farm, Inc.

Russell F. Ratliff, Jr. (47)   1999     Director of Company and Bank since 1994;
                                        Treasurer  of the Company, 1987 to
                                        present; Vice President and Cashier of
                                        the Bank, 1993 to present; CEO and
                                        Cashier of the Bank, 1988 to 1993.

Harry C. Welton (68)           1999     Director of Company since 1987; Director
                                        of Bank since 1986; Retired farmer.


*On March 11, 1998, Mary Ann Ours died after a long illness. Her term of office is due to expire in 1998 and no person has been appointed to fill her unexpired term. No discussion pertaining to her replacement has taken place as of the date of this filing.

19-74

EXECUTIVE OFFICERS.
-------------------

     The following table identifies the executive officers of the Company, all of whom were appointed in October 1997 to serve until the next annual meeting. Mr. Jennings is an executive officer of the Company's only subsidiary, South Branch Valley National Bank. Mr. Bean and Mrs. Heishman, who are also directors of the Company, do not receive additional compensation for their service as executive officers of the Company and thus are not listed in the Executive Compensation Table.

Name, Year Appointed, Age              Office, Experience covering the
-------------------------              last five years
                                       --------------------------------


Oscar M. Bean, 1995 (47)               Chairman  of the  Board  of the  Company
                                       February 1995 to present; Chairman of the Board of the Bank, February 1995 to present; Secretary of the Company 1987 to February 1995.

Phoebe F. Heishman, 1995 (56)          Secretary of the Company, February 1995
                                       to present.

H. Charles Maddy, III, 1988 (34)       President of the Company since 1994;
                                       Chief Financial Officer of the Company,
                                       1988 to 1994; President and Chief
                                       Executive Officer of the Bank, April 1993 to present; Executive Vice President of the Bank, 1992 to 1993.

Russell F.  Ratliff,Jr.,  1986 (47)    Treasurer of the Company, 1987 to
                                       present; Vice President and Cashier of the Bank, April 1993 to present; CEO and Cashier of the Bank, 1988 to 1993.



Scott C. Jennings, 1994 (36)           Vice President of Loan Administration,
                                       1997 to present; Vice President of Loan
                                       Review and Compliance, 1994 to 1997; Loan
                                       Review and Compliance Officer 1991 to
                                       1994.

20-74

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


ITEM 10.  EXECUTIVE COMPENSATION

     Cash Compensation. Executive officers of the Company are not compensated for services rendered to the Company. Executive officers of its subsidiary, South Branch Valley National Bank, are compensated for services rendered to the Bank. The table below sets forth the cash compensation of the Company's Chief Executive Officer and any executive officer of South Branch Valley Bancorp, Inc. or its subsidiary earning $100,000 or more for the years ended December 31, 1997, 1996 and 1995.


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
Name and
Principal                                                                       All Other
Position                            Year           Salary         Bonus         Compensation
H. Charles Maddy, III               1997           $89,313       $32,808        $20,521  (1)
President & Chief
Executive Officer                   1996           $73,500       $25,667        $19,113  (1)

                                    1995           $70,000       $25,110        $19,432  (1)

(1) Amount includes payments made on behalf of the executive to the ESOP ($4,466)and 401(k) Profit Sharing Plan ($4,913), amounts taxable to the executive for personal use of the Company vehicle ($5,890), excess life insurance ($54) and fees received by the executive as a member of the Company's subsidiary bank's board of directors, which totaled $5,200. Mr. Maddy received no compensation for his position as Director of the Company.


SOUTH BRANCH VALLEY BANCORP, INC. PLANS.
----------------------------------------

     The Company has a defined contribution profit-sharing and thrift plan with 401(k) provisions covering substantially all employees. Any employee who is at least 21 years of age and is employed in a position requiring at least 1,000 hours of service per year is eligible to participate. Under the provisions of the plan, the Company will make a matching contribution on behalf of each participant of 25% of the

21-74


participant's salary reduction contributions of up to 4% of such participant's compensation. These matching contributions shall be fully vested at all times. The Company may also make additional contributions at the discretion of the Company's Board of Directors. Vesting in discretionary contributions occurs at the rate of 0% for the first two years of eligibility and 20% per year thereafter. Total Company contributions to the plan for the year ended December 31, 1997, totaled $53,417. The trustees of the plan are also members of the Company's Board of Directors.

     The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees. Any employee who is at least 21 years of age and is credited with at least 1,000 hours of service during the plan year is eligible to participate. Vesting occurs at the rate of 0% for the first year of credited service and 20% for each year thereafter. Under the provisions of the plan, employee participants in the ESOP are not permitted to contribute to the plan, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company's Board of Directors. Contributions to the plan for the year ended December 31, 1997, totaled $51,047. The ESOP owns 9,235 shares of the Company's common stock, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computation. The trustees of the ESOP are also members of the Company's Board of Directors.

     The Company has an incentive compensation program for its key employees. Bonuses are awarded to key employees based on a prescribed formula using the Company's return on equity as a base. For the year ended December 31, 1997, approximately $141,000 was recognized as expense under the provisions of the incentive compensation program. The amounts awarded to the Chief Executive Officer are shown in the bonus column of the Compensation Table.

     Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long term compensation plans. The Chief Executive Officer has an employment contract with the Bank. The significant provisions of this agreement and potential amounts involved are included in Note 12 of the Consolidated Financial Statements included in Item 7 of this filing.

22-74


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth the amount of common stock beneficially owned by each director and by all executive officers and directors of the Company and its subsidiary, South Branch Valley National Bank, as a group of fourteen (14) persons as of March 4, 1998.


Name of                      Qualifying                     Other Shares
Beneficial                     Shares                     Beneficially Owned           Percent
of
  Owner                        Owned                 Direct              Indirect       Class**
--------------------         -----------            -------------------------------   ---------
Oscar M. Bean                     1,000                  6,536            1,738 (4)       2.0%
Donald W. Biller                  1,000                    506            5,120 (9)       1.4%
James M. Cookman                  1,000                    ---            2,161 (7)        .5%
John W. Crites                    1,000                 26,300           23,905 (2)      12.2%
Thomas J. Hawse, III              1,000                  2,100              ---            .5%
Phoebe F. Heishman                1,000                  9,150            1,540 (5)       2.6%
Gary L. Hinkle                    1,000                 11,462            3,400 (8)       3.6%
Jeffrey E. Hott                   1,000                  3,530           18,105 (3)       5.2%
H. Charles Maddy, III                 *                    202              783 (6)        .2%
Harold K. Michael                 1,000                     38              ---            .0%
Mary Ann Ours                     1,000                  4,121              ---(10)       1.0%
Russell F. Ratliff, Jr.               *                    950              838 (6)        .4%
Harry C. Welton, Jr.              1,000                    840            9,465 (1)       2.5%

                                                        65,735           67,055          32.2%
                                                        ======           ======          =====
All directors and
executive officers as
a group (14 persons),
ESOP and Trust Department***                            65,735           75,179          34.1%
                                                        ======           ======          =====


*         Director/employee exempt from qualifying requirement.
**        Does not include qualifying shares.
*** Includes 510 shares held in the Trust Department and voted by the Trust Officer and 7,614 shares owned by the Bank's ESOP and voted by three Trustees, who are Directors of the Bank. This total excludes
          Mr. Maddy's and Mr. Ratliff's shares held in the ESOP.

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

23-74

(4) 55 shares are owned by Mr. Bean's spouse; 493 shares are owned by Mr. Bean's minor children; 1,190 shares are owned by Mr. Bean's mother for whom he has power of attorney.

(5) 220 shares are owned by Ms. Heishman's spouse; 1320 shares are owned by minor children.

(6) Fully vested shares held on behalf of named individual in the Company's ESOP. However, these shares are voted by the Trustees of the ESOP.

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

(10) On March 11, 1998, Mary Ann Ours died after a long illness. Her term of office is due to expire in 1998 and no person has been appointed to fill her unexpired term. No discussion pertaining to her replacement has taken place as of the date of this filing.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Directors and executive officers of South Branch Valley Bancorp, Inc. and subsidiary, members of their immediate families, and business organizations and individuals associated with them have been customers of, and have had normal banking transactions with, South Branch Valley National Bank. All such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. It is anticipated that similar transactions will continue in the future. The extent of significant transactions with related parties is disclosed in the Notes to the Consolidated Financial Statements included on pages 22 through 40 of the 1997 Annual Report and is incorporated herein by reference.

     Director Oscar M. Bean is a partner in the law firm of Bean & Bean which has served as counsel for South Branch Valley National Bank in a number of matters during the year. It is anticipated that this relationship will continue in 1998. Fees paid by the Bank to the law firm of Bean & Bean were less than 5% of the law firm's gross revenues in 1997.

24-74
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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


                                INDEX TO EXHIBITS

A)      Exhibits
                                                                    Page(s) in
Exhibit                      Description                         Form  10-KSB or
Number                                                           Prior   Filing
-------
                                                                 Reference
                                                                 ---------------

(2) Plan of purchase, sale, reorganization, liquidation or succession.

               (i) On October 15, 1997 the Registrant filed Form S-4 related to the purchase of 100% of the common stock of Capital State. This document is incorporated herein by reference in it's entirety.

              (ii) On December 19, 1997 the Registrant filed an amended Form S-4 related to the purchase of 100% of the common stock of Capital State. This document is incorporated herein by reference in it's entirety.

             (iii) On January 30, 1998 the Registrant filed an amended Form S-4 related to the purchase of 100% of the common stock of Capital State. This document is incorporated herein by reference in it's entirety.


(3)             Articles of Incorporation and By-laws

               (i)  Articles of Association of South
                    Branch Valley National Bank                            (a)

              (ii)  Articles of Incorporation of South                     (a)
                    Valley Bancorp, Inc., dated
                    March 3, 1987

             (iii)  By-laws of South Branch Valley                         (a)
                    Bancorp, Inc.

25-74


(10)           Material Contracts

               (i)  Change of Control Agreement                            (b)

(13)           Annual Report to Shareholders                             28-71

(21)           Subsidiaries of the Registrant                               72

(23)           Consent of Independent Certified                             73
               Public Accountants

(27)           Financial Data Schedule                                      74

(a)Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s registration statement on Form S-4 dated September 1, 1987, Registration No. 33-16947 filed on or about September 1, 1987.

(b)Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1995 filed on or about March 22, 1996.


B)   Reports on Form 8-K

     No reports of Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1997.

26-74
                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            South Branch Valley Bancorp, Inc.
                                             a West Virginia Corporation
                                                   (registrant)


By:/s/Oscar M. Bean      3/20/98          By:/s/H. Charles Maddy, III  3/20/98
   -------------------------------           ---------------------------------
    Oscar M. Bean,         Date                 H. Charles Maddy, III   Date
    Chairman of the Board                       President



By:/s/Russell F. Ratliff, Jr.   3/20/98
   ------------------------------------
      Russell F. Ratliff, Jr.     Date
      Treasurer
      Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              Title                   Date

/s/ Oscar M. Bean                           Director              March 20, 1998
---------------------------
Oscar M. Bean


/s/ Donald W. Biller                        Director              March 20, 1998
---------------------------
Donald W. Biller


/s/ James M. Cookman                        Director              March 20, 1998
---------------------------
James M. Cookman


/s/ John W. Crites                          Director              March 20, 1998
---------------------------
John W. Crites


---------------------------                 Director              March   , 1998
Thomas J. Hawse, III


---------------------------                 Director              March   , 1998
Phoebe F. Heishman

27-74

/s/ Gary L. Hinkle                          Director              March 20, 1998
---------------------------
Gary L. Hinkle


/s/ Jeffrey E. Hott                         Director              March 20, 1998
---------------------------
Jeffrey E. Hott


/s/ H. Charles Maddy, III                   Director              March 20, 1998
---------------------------
H. Charles Maddy, III


---------------------------                 Director              March   , 1998
Harold K. Michael


---------------------------                 Director              March   , 1998
Mary Ann Ours


/s/ Russell F. Ratliff, Jr.                 Director              March 20, 1998
---------------------------
Russell F. Ratliff, Jr.


/s/ Harry C. Welton, Jr.                    Director              March 20, 1998
---------------------------
Harry C. Welton, Jr.