Form 10QSB
period 1998-03-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1998-05-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended March 31, 1998
                                       ----------------

                       Commission File Number 0-16587
                                             --------

                        South Branch Valley Bancorp, Inc.
                    ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              West Virginia                     55-0672148
             ----------------------------------------------------
            (State or other jurisdiction of   (IRS Employer
             incorporation or organization)   Identification No.)


                             310 North Main Street
                       Moorefield, West Virginia         26836
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (304) 538-2353
              --------------------------------------------------
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

596,265 common shares were outstanding as of April 30, 1998 which includes 183,438 shares issued in April, 1998 to effect the merger with The Capital State Bank, Inc.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
       -----       ----

This report contains 20 pages.

               SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                            Page

      I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Condensed consolidated balance sheets
            March 31, 1998 (unaudited) and
            December 31, 1997                                                3

            Condensed consolidated statements of
            income for the three months ended March 31,
            1998 and 1997 (unaudited)                                        4

            Condensed consolidated statements of
            comprehensive income for the three months
            ended March 31, 1998 and 1997 (unaudited)                        5

            Condensed consolidated statements of
            cash flows for the three months ended
            March 31, 1998 and 1997 (unaudited)                            6-7

            Condensed consolidated statements of
            shareholders' equity for the three months
            ended March 31, 1998 and 1997 (unaudited)                        8


            Notes to condensed consolidated financial
            statements (unaudited)                                        9-11


            Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                          12-17

      II.   OTHER INFORMATION

            Item 2. Changes in Securities                                   18

            Item 4.  Submissions of Matters to a Vote of Security Holders18-19

            Item 6.  Exhibits and Reports on Form 8-K                       19

            Signatures                                                      20

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,       December 31,
                                                               1998             1997
                                                            (Unaudited)           *
                                                          --------------   --------------
ASSETS
Cash and due from banks                                   $   2,843,169    $    3,945,099
Interest bearing deposits with other banks                    1,166,000         1,256,000
Federal funds sold                                              725,400         5,806,717
Securities available for sale                                28,932,153        27,547,094
Marketable equity securities                                  5,363,946         5,273,481
Loans, net                                                   96,211,018        92,572,652
Bank premises and equipment, net                              3,013,744         3,071,064
Accrued interest receivable                                     888,572           864,083
Other assets                                                    346,612           311,435
                                                          --------------   --------------
   Total Assets                                            $139,490,614      $140,647,625
                                                          ==============   ==============

LIABILITIES
Non-interest bearing deposits                             $  10,121,028    $    9,693,915
Interest bearing deposits                                    96,806,365        97,290,882
                                                          --------------   --------------
    Total deposits                                          106,927,393       106,984,797
                                                          --------------   --------------
Short-term borrowings                                         5,715,635         7,145,010
Long-term borrowings                                         10,329,457        10,395,848
Other liabilities                                             1,078,278         1,061,418
                                                          --------------   --------------
   Total Liabilities                                        124,050,763       125,587,073
                                                          --------------   --------------


SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, authorized
   1,200,000 shares, issued 416,942 shares
   1998;  382,625 shares 1997                                1,042,355          1,042,355
Surplus                                                      2,089,709          2,089,709
Net unrealized gain (loss) on securities                       190,547            197,038
Retained earnings                                           12,284,210         11,898,420
Less cost of shares acquired for the
   treasury 1998 and 1997, 4,115                              (166,970)          (166,970)
                                                         --------------      -------------
   Total Shareholders' Equity                               15,439,851         15,060,552
                                                         --------------      -------------
   Total Liabilities and Shareholders' Equity             $139,490,614       $140,647,625
                                                         ==============      =============


* December 31, 1997 financial information has been extracted from audited financial statements.

See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months ended March 31, 1998 and 1997
(Unaudited)


                                                   Three Months Ended

                                               March 31,               March 31,
                                                1998                    1997
                                              -----------           ------------
Interest income:
   Interest and fees on loans                $ 2,204,688            $ 2,011,020
   Interest on securities:
     Taxable                                     393,480                411,956
     Tax-exempt                                   78,097                 74,535
Interest on Federal funds sold                    49,132                 13,304
                                              -----------           ------------
     Total interest income                     2,725,397              2,510,815
                                              -----------           ------------

Interest expense:
   Interest on deposits                        1,162,201              1,100,403
   Interest on short-term borrowings              64,835                 57,631
   Interest on long-term borrowings              167,121                 87,784
     Total interest expense                    1,394,157              1,245,818
                                              -----------           ------------
       Net interest income                     1,331,240              1,264,997
   Provision for loan losses                      45,000                 30,000
                                              -----------           ------------
     Net interest income after
       provision for loan losses               1,286,240              1,234,997
                                              -----------           ------------

Non-interest income:
   Insurance commissions                          23,455                  9,922
   Trust department income                            70                    --
   Service fee income                             88,778                 57,004
   Other income                                   18,005                 29,359
                                              -----------           ------------
     Total other income                          130,308                 96,285
                                              -----------           ------------

Non-interest expense:
   Salaries and employee benefits                468,822                447,877
   Net occupancy expense                          50,619                 42,642
   Equipment expense                              81,032                 67,903
   FDIC insurance premiums                         3,260                  2,780
   Other expenses                                250,339                260,442
                                              -----------            -----------
      Total other expense                        854,072                821,644
                                              -----------            -----------
Income before income tax expense                 562,476                509,638

   Income tax expense                            176,685                171,057
                                              -----------            -----------

Net Income                                  $    385,791           $    338,581
                                              ===========            ===========

Basic earnings per common share                  $  0.93               $   0.89
                                              ===========            ===========
Dividends per common share                       $   ---               $   ---
                                              ===========            ===========

See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months ended March 31, 1998 and 1997
(Unaudited)


                                                   Three Months Ended

                                               March 31,       March 31,
                                                 1998            1997
                                              ------------   -----------
Net income                                     $ 385,791       $ 338,581

Other comprehensive income:
   Unrealized gains on securities:
   Gain (loss) arising during the year           309,832        (85,066)
   Reclassification adjustment                      --             --
                                               ---------      ----------
Other comprehensive income before tax            309,832        (85,066)
Income tax expense(benefit) related to
   other comprehensive income                    119,285        (32,750)
                                               ---------      ----------
Other comprehensive income, net of tax           190,547        (52,316)
Comprehensive income                           $ 576,338      $ 286,265
                                               =========     ===========


























    See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 1998 and 1997
(Unaudited)

                                                                              Three Months Ended
                                                                            March 31,        March 31,
                                                                             1998             1997
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                               $ 385,791       $ 338,581
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation                                                               64,958          56,307
    Provision for loan losses                                                  45,000          30,000
    Securities (gains)                                                             --              --
    Provision for deferred income tax expense (benefit)                        (8,015)         41,150
    (Increase) in accrued income receivable                                   (24,489)        (44,293)
    Amortization of security premiums and (accretion of discounts), net       (28,426)          4,985
       (Increase) decrease  in other assets                                    (9,393)        462,723
        Increase (decrease)  in other liabilities                              20,924         (96,696)
       (Gain) on sale of other assets                                          (1,660)         (7,344)
                                                                           ------------     -----------

            Net cash provided by operating activities                         444,690         785,413
                                                                           -----------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds  from sales of  securities  available  for sale                        --              --
   Proceeds  from   maturities of  securities  available  for  sale         2,325,000         250,000
   Purchases of securities   available   for   sale                        (4,292,235)     (1,416,430)
   Purchase of non-subsidiary  bank stock                                     (90,465)       (512,500)
   Amounts deposited into escrow for purchase
      of non-subsidiary bank stock                                                 --      (4,671,480)
   Principal payments received on securities  available for  sale             600,047         422,662
   (Increase) decrease in Federal funds  sold,  net                         5,081,317      (1,012,715)
   Principal  collected  on  (loans  to customers), net                    (3,713,886)     (3,798,929)
   Proceeds from interest bearing deposits with other  banks                   90,000              --
   Purchase of Bank premises and  equipment                                    (7,638)        (41,273)
   Proceeds sales of other assets                                              14,410          22,900
                                                                           ------------  ---------------

             Net cash provided by (used in) investing activities                6,550     (10,757,765)
                                                                           ------------  ---------------




Continued

See Notes to Condensed Consolidated Financial Statements

SOUTH  BRANCH  VALLEY  BANCORP,  INC.,  AND  SUBSIDIARY  CONDENSED  CONSOLIDATED
STATEMENTS  OF CASH FLOWS - Continued
For the Three Months Ended March 31, 1998 and 1997
(Unaudited)

                                                                       Three Months Ended
                                                                    March 31,      March 31,
                                                                     1998            1997
                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Net  increase  in demand  deposits,  NOW and  savings  accounts    436,091       200,726
   Proceeds from sales of (purchase of) time deposits,  net          (493,495)      687,946
   Net increase (decrease) in short-term  borrowings               (1,429,375)    2,395,951
   Proceeds  from  long-term  borrowings                                  --      5,500,000
   Repayment of long-term  borrowings                                 (66,391)      (23,650)
   Proceeds from common stock subscribed                                  --      1,492,790

             Net cash provided by (used in) financing activities   (1,553,170)   10,253,763
                                                                --------------  --------------


   Increase (decrease) in cash and due from banks                  (1,101,930)      281,411


Cash and due from banks:
   Beginning                                                        3,945,099     3,162,552
                                                                --------------  ---------------


   Ending                                                          $2,843,169    $3,443,963
                                                                ==============  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
            Interest paid                                          $1,365,665      $402,591
                                                                ==============  ===============


            Income taxes                                                   $0        $4,600
                                                                ==============  ===============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

   Other real estate acquired in settlement of loans                  $30,520            $0
                                                                ==============  ================





See Notes to Condensed Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months ended March 31, 1998 and 1997
(Unaudited)



                                                                         Three Months Ended
                                                                  March 31,           March 31,
                                                                   1998                  1997
                                                                -----------         -------------

Balance, beginning of period                                    $15,060,552         $12,303,793

   Net income                                                       385,791             338,581

   Change in net unrealized gain (loss)
        on securities                                                (6,492)           (169,515)
                                                                ------------        --------------


Balance, March 31                                               $15,439,851         $12,472,859
                                                                ============        ==============




















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

          The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Form 10-KSB.

          For the period ended March 31, 1998, the Company was required to adopt Statement of Financial Accounting Standard No. 130 (SFAS No. 130), "Reporting of Comprehensive Income". Comprehensive income includes any change in equity of the Company during the period resulting from transactions and other events and circumstances from nonowner sources. A Statement of Comprehensive income has been included in these condensed consolidated financial statements to comply with SFAS No.
          130. Prior interim periods have been reclassified to provide comparative information.

          Certain accounts in the consolidated financial statements for 1997 as previously presented have been reclassified to conform to current year classifications.


Note 2. Earnings Per Share

          Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the three month periods ended March 31, 1998 and March 31, 1997 were 412,827 and 378,510, respectively. During the periods ended March 31, 1998 and 1997, the Company did not have any dilutive securities.


Note 3. Acquisitions and Subsequent Events

          On November 15, 1995, the Bank acquired a branch bank located in Petersburg, West Virginia from an unaffiliated institution. In connection with this acquisition, the Bank acquired the branch's assets including its land, banking facility, equipment and certain loans and assumed certain deposit liabilities. The acquisition was accounted for as a purchase and the results of operations of the Petersburg Branch since the date of its acquisition are included in the accompanying condensed consolidated financial statements. The Branch's purchase price and the related excess of the purchase price over the fair value of the net assets acquired (goodwill) approximated $186,000 and is being amortized over five years. At March 31, 1998, the unamortized portion was approximately $99,000.

          On March 24, 1998 and March 25, 1998, the shareholders of The Capital State Bank, Inc. and South Branch Valley Bancorp, Inc. respectively, approved the merger of Capital State into Capital Interim Bank, Inc., a wholly owned subsidiary of South Branch. The merger was consummated at the close of business on March 31, 1998. The merger will be treated using the purchase method of accounting; accordingly, the assets and liabilities and results of operations of Capital State will be reflected on the Company's consolidated statements of operations from April 1, 1998 forward. Based upon preliminary estimates and assumptions, the excess purchase price over the fair value of the net assets acquired as of the consummation date is approximately $2,300,000. This goodwill recognized is expected to be amortized over a period of 15 years using the straight line method.

          The following tables set forth certain pro forma condensed consolidated financial information of South Branch, using the purchase method of accounting, after giving effect to the merger as if it had been consummated, with respect to the Statement of Operation, at the beginning of the period presented, and with respect to the Balance Sheet, as of the date presented.

          The pro forma information has been included for comparative purposes only and may not be indicative of the combined financial position or results of operations that actually would have occurred had the transaction been consummated during the period or as of the date indicated, or which will be attained in the future.


              Pro Forma Reflecting South Branch Valley Bancorp Inc.
       After Giving Effect to the Merger with the Capital State Bank Inc.
                    (In thousands, except for per share data)

                                                         As of March 31, 1998
                                                         --------------------
  Condensed Consolidated Balance Sheet Data     As Reported     Pro Forma
  -----------------------------------------------------------------------------
            Total assets                              $ 139,491     $ 180,833
            Investment securities                     $  28,932     $  39,399
            Net loans                                 $  96,211     $ 120,699
            Total deposits                            $ 106,927     $ 139,822
            Shareholders' equity                      $  15,440     $  23,419
            Book value per common share               $   37.40     $   39.28


                                                      For the Three Month Period
                                                         Ended March 31, 1998
                                                      --------------------------
  Condensed Consolidated Statement of Operations Data  As Reported   Pro Forma
  ------------------------------------------------------------------------------
            Total interest income                      $  2,725        $3,459
            Total interest expense                     $  1,394        $1,784
            Net interest income                        $  1,331        $1,675
            Provision for possible loan losses         $     45        $   75
            Net income                                 $    386        $  390

            Per common share:
                  Net income                           $    .93      $    .66
                  Dividends per share                  $    .00      $    .00
            Weighted average shares outstanding         412,827       596,265

                                                     For the Twelve Month Period
                                                        Ended December 31, 1997
                                                     ---------------------------
  Condensed Consolidated Statement of Operations Data  As Reported   Pro Forma
  ------------------------------------------------------------------------------
            Total interest income                      $ 10,590      $ 13,121
            Total interest expense                     $  5,407      $  6,673
            Net interest income                        $  5,183      $  6,448
            Provision for possible loan losses         $    155      $    275
            Net income                                 $  1,520      $  1,208

            Per common share:
                  Net income                          $    3.83     $    2.03
                  Dividends per share                 $     .84     $     .56
            Weighted average shares outstanding         397,032       596,265

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            INTRODUCTION AND SUMMARY

     The following is management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc.(hereafter referred to as the Company) and its wholly owned subsidiary, South Branch Valley National Bank, (hereafter referred to as the Bank) as of March 31, 1998. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through its wholly owned subsidiary (the Bank), the following discussion focuses primarily on the financial condition and operations of the Bank. All amounts and percentages have been rounded for this discussion.

Earnings Summary
----------------

     Net income for the first three months of 1998 totaled $386,000, a $47,000 or a 13.9% increase from the $339,000 earned during the same period of 1997. Annualized return on average assets at March 31, 1998 was 1.12% as compared to 1.09% at March 31, 1997, an increase of 2.75%. Earnings per share totaled $.93 at March 31, 1998 compared to $.89 March 31, 1997, representing a 3.37% increase. Details concerning the significant events or changes in the components impacting the results of operations are addressed in the following sections.


                              RESULTS OF OPERATIONS

Net Interest Income
-------------------

     For the three months ended March 31, 1998, the Company's net interest income, as adjusted to a tax equivalent basis, increased $69,000 or 5.4% to $1,350,000 as compared with $1,281,000 for the three months ended March 31, 1997. However, the Company's net interest yield on earning assets (net interest margin) decreased 12 basis points from 4.40% at March 31, 1997 to 4.28% for the three months ended March 31, 1998. Management feels that this decrease is due primarily to a competitive local market for loans and deposits which has caused a general lowering of rates on loans and an increase in the cost of borrowed funds, which have been primarily used to fund the loan growth. Pressures on the net interest yield remain a concern. A detailed analysis of the net interest yield by component is shown on Table I. No significant fluctuations were noted and the Company does not expect any significant change in the Company's net yield during the remainder of 1998 given no significant changes in the present interest rate environment. Management continues to monitor the net interest margin through GAP analysis to minimize the potential for any significant negative impact.

South Branch Valley Bancorp, Inc. and Subsidiary
Table I - Average Distribution of Assets, Liabilities and Shareholders'
 Equity, Interest Earnings & Expenses, and Average Rates
                                                             March 31, 1998               March 31, 1997
                                                            ---------------               --------------
(In thousands of dollars)                                   AverageEarnings/        Yield/AverageEarnings/Yield/
-------------------------                               Balances  Expense   Rate       Balance  Expense  Rate
      ASSETS Interest earning assets:
      Loans, net of unearned
            interest  (1)                               $94,235    $2,205   9.36%      $84,607   $2,011  9.51%
      Securities
            Taxable                                      21,435       372   6.94%       23,719      386  6.51%
            Tax-exempt  (2)                               5,987        97   6.48%        5,718       91  6.37%
      Interest bearing deposits
            with other banks                              1,236        21   6.80%        1,553       26  6.70%
      Federal funds sold                                  3,332        49   5.88%          833       13  6.24%
                                                        --------  -------- ------      --------   -----  -----
            Total interest earning assets               126,225     2,744   8.70%      116,430    2,527  8.68%

Noninterest earning assets:
      Cash & due from banks                               3,083                          2,882
      Bank premises & equipment                           3,048                          3,116
      Other assets                                        6,791                          2,755
      Allowance for loan losses                            (920)                          (869)
                                                        --------                      ---------
      Total assets                                     $138,227                       $124,314
                                                      ==========                     ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
      Interest bearing demand deposits                  $17,379      $131   3.02%      $19,201     $148  3.08%
      Regular savings                                    13,973       113   3.23%       13,799      108  3.13%
      Time savings                                       64,591       918   5.69%       59,083      845  5.72%
      Federal funds purchased and securities
           sold with agreements to repurchase             5,197        54   4.16%        4,054       42  4.14%
      Other borrowings                                   11,120       178   6.40%        6,552      103  6.29%
                                                     -----------   ------- -------    ----------   ----  -----
                                                        112,260     1,394   4.97%      102,689    1,246  4.85%
Noninterest bearing liabilities:
      Demand deposits                                     9,490                          9,333
      Other liabilities                                   1,136                            933
                                                     -----------                      ----------
            Total liabilities                           122,886                        112,955

      Shareholders' equity                               15,341                         11,359
                                                     -----------                      ----------
            Total liabilities and
            shareholders' equity                       $138,227                       $124,314
                                                     ===========                      ==========

      NET INTEREST EARNINGS                                       $1,350                         $1,281
                                                                  ======                         ======
      NET INTEREST YIELD ON EARNING ASSETS                                  4.28%                       4.40%
                                                                           ======                       =====

(1) For purposes of this table, non-accrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $47,000 and $36,000 for the periods ended March 31, 1998 and 1997 respectively.

(2) For purposes of this table, interest income on tax-exempt securities has been adjusted assuming an effective combined federal and state tax rate of 39% for both periods presented. The tax equivalent adjustment results in an increase in interest income of $19,000 and $16,000 for the periods ended March 31, 1998 and 1997 respectively.

Provision for Loan Losses and Loan Quality
------------------------------------------

     An allowance for loan losses is maintained by the Company and is funded through the provision for loan losses as a charge to current earnings. The allowance for loan losses is reviewed by management on a quarterly basis to determine that it is maintained at levels considered necessary to cover potential losses associated with the Bank's current loan portfolio. The Company's provision for loan losses for the first three months of 1998 totaled $45,000 compared to $30,000 for the three months ended March 31, 1997. This increase was primarily to provide for potential losses inherent in the Company's loan portfolio due to its continued growth in net loans outstanding.

     Net loan charge-offs for the first three months of 1998 were $4,000 as compared to $99,000 for the first three months of 1997. Expressed as a percentage of loans (net of unearned interest), net charge-offs were .01% for the first three months of 1998 compared to .11% for the comparable period of 1997.

     The total of non-performing assets and loans past due 90 days or more and still accruing interest has remained relatively stable during the past 12 months, and management has no knowledge that would lead them to believe that such assets will increase substantially during the remainder of 1998.

                            Summary of Past Due Loans and Non-Performing Assets
                                               (in thousands of dollars)

                                                  March 31               December 31
                                         ----------------------------------------------
                                             1998        1997                    1997
                                             ----        ----                    ----

Loans contractually past due 90 days or
more and still accruing interest             $120        $272                    $ 96
                                             ====        ====                    ====

Non-performing assets:
      Non-accruing Loans                     $154        $125                    $142

      Other Repossessed Assets                 31          46                      31
      Other Real Estate Owned                  47          21                      47
                                             -----       -----                   -----

                                             $232        $192                    $220
                                             =====       =====                   =====

     Total loans past due 90 days or more plus non-performing assets have decreased approximately $112,000 or 24.13% from the same period last year. This decrease is primarily attributable to vigorous collection activity that resulted in several loans being paid to current status during the first three months of 1998. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are therefore not specifically quantified within the Management's Discussion and Analysis.

     Impaired loans remained insignificant at less than 1% of net loans at March 31, 1998. A loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.

     At March 31, 1998, the allowance for loan losses totaled $936,000 or 1.0% of net loans compared to $895,000 or 1.0% of net loans at December 31, 1997 and $815,000 or .9% of net loans at March 31, 1997. The Company performs a quarterly analysis of the allowance for loan losses. The calculation includes the use of a moving average of charge-off history to estimate reserve requirements for homogeneous loan pools and loans not individually reviewed on an ongoing basis. Additionally, specific reserves are maintained for all known problem and watch list loans. Large commercial loans receive special attention and receive a thorough review twice annually. Using this methodology, the most recent review conducted at March 31, 1998 showed adequate reserves. The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that probably exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective processes management utilizes to identify probable and estimable losses. This unallocated portion is subjective and requires judgement based on various qualitative factors in the loan portfolio and the market in which the Company operates. At March 31, 1998 and December 31, 1997, respectively, the unallocated portion of the allowance approximated $66,000 or 7.2% and $67,000 or 7.5% of the total allowance. This unallocated portion of the allowance was considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio and management's assessment of the economic environment in which the Company operates.

Non-interest Income
-------------------

     Total other income increased approximately $34,000 or 35.4% to $130,000 during the first three months of 1998, as compared to the first three months of 1997. A detailed discussion of non-interest income components follows.

     The most significant item representing the change was service fee income increased $32,000 from approximately $57,000 to $89,000 or 56.1% primarily resulting in a change in fee structure and increased deposit activity. Management believes the Company will be able to maintain levels of service fee income on deposit accounts similar to this throughout the remainder of 1998.

Non-interest Expense
--------------------

     Total non-interest expense increased approximately $32,000 or 3.9% to $854,000 during the first three months of 1998 as compared to the first three months of 1997. This slight increase is a result of management's planned emphasis on controlling non-interest expense.

     The most  significant  component  impacting  this change was an increase of approximately $21,000 or 4.7% in salaries and employee benefits, which represents approximately 55% of total non-interest expense. This can be attributed to a general increase in salaries.

                               FINANCIAL CONDITION

Total Assets
------------

     The overall composition of the Company's assets has not changed significantly since year end 1997. The Company's total average assets have decreased approximately 1.7% or $2.4 million from December 31, 1997 total assets. The Company's total average interest earning assets, expressed as a percentage of total average assets, remains high, although this ratio has decreased slightly to 91.3% at March 31, 1998, as compared to 92.6% at December 31, 1997.

Securities and Federal Funds Sold
----------------------------------

     Total securities and Federal funds sold have decreased approximately 11.1% from $33,354,000 at December 31, 1997 to $29,658,000 at March 31, 1998. This
decrease is a result of loaning a portion of Federal funds sold at December 31, 1997 to customers during the first three months of 1998.

Loans
-----

     Total loans have remained relatively stable since December 31, 1997, by increasing less than 5% to $96,211,000. There has been no significant change in the components in the composition of total loans.

Deposits
--------

     Total deposits have remained steady at $106.9 million with no significant fluctuation in the Company's deposit mix.

Borrowings
----------

       Short term borrowings have decreased approximately $1,429,000 as a result of repayment of a matured loan with the Federal Home Loan Bank.

Shareholders' Equity
---------------------

      The Company's total shareholders' equity has increased approximately $379,000 or 2.52% since December 31, 1997. This is the net result of an increase in retained earnings of $386,000 from net income, and a decrease of $7,000 in net unrealized gains on securities available for sale. The Company's average equity to average total assets ratio was 11.1% at March 31, 1998 and 10.7% at December 31, 1997. The Company's subsidiary bank's total risk weighted capital ratio was approximately 14.8% at March 31,1998 and is well within Federal regulatory minimum guidelines of 8.0%. The Company is not aware of any pending regulation which would have a material negative impact on its operations or financial condition.

Liquidity
---------

      Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company's primary sources of funds are deposits and principal and interest payments on loans. Additional funds are provided by maturities of securities. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. At March 31, 1998 the loan to deposit ratio was 90.0% as compared to 86.5% at March 31, 1997. Cash and due from banks coupled with Federal funds sold totaled $3,595,000 or 2.6% of total assets. Additionally, securities and interest bearing deposits with other banks maturing within one year approximated $3,452,000 or 2.5% of total assets. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.

Year 2000
---------

      Except for securities record keeping, the significant electronic data processing systems of the Company are operated in-house through software which is purchased through third-party vendors. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. In 1997, management established a committee to monitor the Company's plan in evaluating its hardware, software and operating systems for Year 2000 issues. This committee also monitors management's assessment of the potential impact on significant customers, borrowers, suppliers and service organizations. While management believes it is doing everything technologically possible to assure year 2000 compliance, it is in part dependent upon systems and software vendors to represent that the products provided are, or will be, "Year 2000 Compliant". Management is and has been in contact with its vendors and believes that all upgrades needed to be "Year 2000 Compliant" have been affected or are in process. Management continues to monitor this situation and take all appropriate steps necessary to keep its operating systems compliant.

     Although not quantified, based upon management's current assessment, the costs expected to be incurred over the next two years on the Company's program to redevelop, replace, or repair its computer applications to make them "Year 2000 Compliant" is not expected to be significant to the Company's financial position or results of operations. In February 1998, the Company implemented a program of testing for compliance.

     Additionally, during the first quarter of 1998, the Bank has undergone an examination by its primary regulator as to their progress on Year 2000 compliance and received a satisfactory rating.

                                     PART II


Item 2 - Changes in Securities
------------------------------

     During April 1998, as a result of the merger with Capital State Bank, the Company exchanged 183,438 shares for all the remaining outstanding shares of Capital State Bank, Inc. There was no change in the rights of the holders of any class of securities.

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



Item 4 - Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On March 25, 1998 the special meeting of South Branch Valley Bancorp, Inc. was held to (1) approve the merger with The Capital State Bank Inc., (2) amend the Articles of Incorporation to increase the number of shares of authorized $2.50 par value common stock to 1,200,000 shares and (3) to transact such other business to come before the meeting.

     The total number of shares voted was 309,551 of which 308,841 were voted by proxy and 710 were voted in person.

     The merger was approved by a vote of 298,106 for (96.3%), 10,090 against (3.3%), and 1,355 abstentions (.4%).

     The amendment to the Articles of Incorporation was approved by a vote of 298,106 for (96.3%), 10,090 against (3.3%), and 1,355 abstentions (.4%).

     There were no other matters to come before the special meeting.



     On May 5, 1998 the annual meeting of South Branch Valley Bancorp, Inc. was held to (1) elect one director for a one year term, elect one director for a two year term and elect four directors for a three year term (2) adoption of the Officer Stock Option Plan, (3) ratify the election of Arnett & Foster as the Company's independent certified public accountants for the fiscal year ending December 31, 1998, and (4) to transact such other business to come before the meeting.

     All nominees receiving votes were those recommended by the current board of directors. The following persons received the number of votes opposite their names for directors of the Company:


      1. Election of Director to serve a one year term:

                  Frank A. Baer, III                  278,756

      2. Election of Director to serve a two year term:

                  Georgette Rashid George             276,121


      3. Election of Directors to serve a three year term:

                  Oscar M. Bean                       285,715
                  Phoebe F. Heishman                  285,448
                  H. Charles Maddy, III               278,760
                  Charles S. Piccirillo               276,181


     Total number of shares voted was 284,024, of which all were voted by proxy and none were voted in person.

     The adoption of the Officer Stock Option Plan was approved by a vote of 271,511 for (95.6%), 8,955 against (3.2%) and 3,558 abstentions(1.2%).

     The firm of Arnett & Foster was ratified to serve as the Company's independent certified public accountants by a vote of 282,761 for (99.6%), 0 against, and 1,263 abstentions (.4%).

     There were no other matters to come before the annual meeting.




Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.    Exhibits (numbered in accordance with Item 601 of regulation S-B)


            27.    Financial Data Schedule



B. Reports on Form 8-K.

On April 3, 1998 and April 6, 1998 the Registrant filed Form 8-K and an amended Form 8-K, respectively, related to the consummation of the previously reported proposed purchase of 100% of the outstanding common stock of The Capital State Bank, Inc., 2402 Mountaineer Boulevard, South Charleston, West Virginia. On March 24, 1998 and March 25, 1998, the shareholders of Capital State and South Branch respectively approved the merger. Effective April 1, 1998, the Registrant consummated its acquisition of the shares. Pursuant to the merger agreement, three members of the Board of Directors of Capital State became members of the Board of Directors of South Branch Valley Bancorp. This document is incorporated herein by reference in it's entirety.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    South Branch Valley Bancorp, Inc.
                                      (registrant)

                                    By: /s/ H. Charles Maddy, III
                                    -------------------------------------
                                    H. Charles Maddy, III, President and
                                    Chief Financial Officer





                                    By: /s/ Russell F. Ratliff, Jr.
                                    --------------------------------------
                                    Russell F. Ratliff, Jr.
                                    Treasurer








Date:      May 13, 1998
-----------------------