Form 10QSB
period 1998-06-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1998-08-17
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended June 30, 1998
                                               -------------

                       Commission File Number 0-16587
                                             --------

                      South Branch Valley Bancorp, Inc.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

             West Virginia                         55-0672148
          ----------------------------------------------------------
          (State or other jurisdiction of       (IRS Employer
           incorporation or organization         Identification No.)


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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         592,292 common shares were outstanding as of August 7, 1998

Transitional Small Business Disclosure Format (Check one):
                                  Yes      No   X
                                      ---     ----

This report contains 22 pages.

                                                                            Page

PART  I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Consolidated balance sheets
                  June 30, 1998 (unaudited) and December 31, 1997           3

                  Consolidated statements of  income
                  for the three months and six months ended
                  June 30, 1998 and 1997 (unaudited)                        4

                  Consolidated statements of comprehensive
                  income for the three months and six months ended
                  June 30, 1998 and 1997 (unaudited)                        5

                  Consolidated statements of cash flows
                  for the six months ended
                  June 30, 1998 and 1997 (unaudited)                      6-7

                  Consolidated statements of shareholders' equity
                  for the six months ended
                  June 30, 1998 and 1997 (unaudited)                        8

                  Notes to consolidated financial
                  statements (unaudited)                                 9-15

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                      16-20

PART  II.   OTHER INFORMATION

            Item 4. Submissions of Matters to a Vote of Security Holders   21

            Item 6.  Exhibits and Reports on Form 8-K                      21

                  - Exhibits required by Item 601 of Regulation S-B
                       3(i). Articles of Incorporation
                       10.   Officer Stock Option Plan
                       27.   Financial Data Schedule-electronic filing only

                  - Reports on Form 8-K

SIGNATURES                                                                 22


SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                June 30,           December 31,
                                                  1998                 1997
                                              (unaudited)              (*)
                                          -------------------  -------------------
 ASSETS
 Cash and due from banks                          $3,660,346           $3,945,099
 Interest bearing deposits with other banks        1,166,000            1,256,000
 Federal funds sold                                1,142,915            5,806,717
 Securities available for sale                    38,404,373           27,547,094
 Investment in affiliate                                   -            5,273,481
 Loans, net                                      129,398,006           92,572,652
 Bank premises and equipment, net                  4,679,329            3,071,064
 Accrued interest receivable                       1,130,263              864,083
 Other assets                                      3,160,893              311,435
                                          -------------------  -------------------
                Total assets                   $ 182,742,125         $140,647,625
                                          ===================  ===================

 LIABILITIES AND SHAREHOLDERS'EQUITY
 Liabilities
     Deposits
         Non interest bearing                  $  11,269,165           $9,693,915
         Interest bearing                        131,591,088           97,290,882
                                          -------------------  -------------------
               Total deposits                    142,860,253          106,984,797
                                          -------------------  -------------------
     Short-term borrowings                         5,927,892            7,145,010
     Long-term borrowings                          8,966,545           10,395,848
     Other liabilities                             1,626,585            1,061,418
                                          -------------------  -------------------
             Total liabilities                   159,381,275          125,587,073
                                          -------------------  -------------------
 Commitments and Contingencies
 Shareholders' Equity
     Common stock, $2.50 parvalue, authorized
         2,000,000 shares, issued 600,407
         shares in 1998; 382,625 shares
         in 1997                                   1,501,018            1,042,355
     Capital surplus                               9,611,774            2,089,709
     Retained earnings                            12,433,950           11,898,420
     Less cost of shares acquired for the
         treasury 1998 8,115 shares;
         1997 4,115 shares                          (384,724)            (166,970)
     Net unrealized gain (loss) on securities        198,832              197,038
                                          -------------------  -------------------
         Total shareholders' equity               23,360,850           15,060,552
                                          -------------------  -------------------
           Total liabilities and
           shareholders' equity                 $182,742,125         $140,647,625
                                          ===================  ===================

 (*) - December 31, 1997 financial information has been extracted from  audited consolidated financial statements
See Notes to Consolidated Financial Statements


SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                        Three Months Ended        Six Months Ended
                                     --------------------------------------------------
                                       June 30,    June 30,     June 30,     June 30,
                                         1998         1997        1998         1997
                                     ------------ ------------------------ ------------
 Interest income
     Interest and fees on loans        2,930,902    2,130,325   5,135,590    4,141,345
     Interest on securities
         Taxable                         533,554      424,128     927,034      836,084
         Tax-exempt                       81,502       81,874     159,599      156,409
     Interest on Federal funds sold       84,456       14,862     133,588       28,166
                                     ------------ ------------------------ ------------
         Total interest income         3,630,414    2,651,189   6,355,811    5,162,004
                                     ------------ ------------------------ ------------
 Interest expense
     Interest on deposits              1,629,654    1,133,228   2,791,855    2,233,631
     Interest on short-term
     borrowings                           57,303       90,578     122,138      132,746
     Interest on long-term
     borrowings                          169,544      131,547     336,665      234,794
                                     ------------ ------------------------ ------------
        Total interest expense         1,856,501    1,355,353   3,250,658    2,601,171
                                     ------------ ------------------------ ------------
          Net interest income          1,773,913    1,295,836   3,105,153    2,560,833
 Provision for loan losses                75,000       35,000     120,000       65,000
                                     ------------ ------------------------ ------------
       Net interest income after
       provision for loan losses        1,698,913    1,260,836   2,985,153    2,495,833
                                     ------------ ------------------------ ------------
 Other income
     Insurance commissions                 25,988       25,387      49,443       35,309
     Service fees                         111,595       66,237     200,373      123,241
     Securities gains (losses)              4,131            -       4,131            -
     Other                                 14,633        9,318      32,708       38,677
                                     ------------ ------------------------ ------------
          Total other income              156,347      100,942     286,655      197,227
                                     ------------ ------------------------ ------------
 Other expense
     Salaries and employee benefits       552,169      427,984   1,020,991      875,861
     Net occupancy expense                102,333       49,129     152,952       91,771
     Equipment rentals,
     depreciation and maintenance          99,769       74,931     180,801      142,834
     Federal deposit insurance premiums     5,365        3,220       8,625        6,000
     Other                                454,056      280,512     704,395      540,954
                                     ------------ ------------------------ ------------
          Total other expense           1,213,692      835,776   2,067,764    1,657,420
                                     ------------ ------------------------ ------------
      Income before income taxes          641,568      526,002   1,204,044    1,035,640
 Income tax expense                       229,462      155,555     406,147      326,612
                                     ------------ ------------------------ ------------
              Net income                 $412,106     $370,447    $797,897     $709,028
                                     ============ ======================== ============
 Basic earnings per common share         $   0.69         0.97        1.58         1.86
                                     ============ ======================== ============



See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                        Three Months Ended
                                            ----------------------------------------
                                                  June 30,            June 30,
                                                    1998                1997
                                            ------------------- --------------------

 Net income                                        412,106              370,447

 Other comprehensive income:
     Net unrealized gain (loss)on securities
         arising during period, before tax          13,985              221,087
     Income tax expense (benefit)related to
         other comprehensive income                  5,700               85,118
                                            ------------------- --------------------
     Other comprehensive income, net of tax          8,285              135,969
                                            ------------------- --------------------

 Comprehensive income                              420,391              506,416
                                            =================== ====================



                                                           Six Months Ended
                                            ----------------------------------------
                                                  June 30,            June 30,
                                                    1998                1997
                                            ------------------- --------------------

 Net income                                       797,897              709,028

 Other comprehensive income:
     Net unrealized gain (loss) on securities
         arising during period, before tax          3,430              (54,547)
     Income tax expense (benefit)related to
         other comprehensive income                 1,635              (21,001)
                                            ------------------- --------------------
     Other comprehensive income, net of tax         1,795              (33,546)
                                            ------------------- --------------------

 Comprehensive income                             799,692              675,482
                                            =================== ====================








 See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Six Months Ended
                                                --------------------------------------
                                                     June 30,            June 30,
                                                       1998                1997
                                                ------------------ -------------------
 Cash Flows from Operating Activities
     Net income                                        797,897             709,028
     Adjustments to reconcile net earnings to
         net cash provided by operating
         activities:
         Depreciation                                  153,542             114,466
         Provision for loan losses                     120,000              65,000
         Deferred income tax (benefit) expense          (5,953)             45,881
         Security gains (losses)                        (4,131)                  -
         (Gain) on disposal of other assets             (9,175)            (12,459)
         Amortization of securities
           premiums (accretion of discounts)
           net                                         (21,803)              5,631
         Amortization of goodwill and purchase
           accounting adjustments, net                  37,716              15,493
         (Increase) decrease in accrued
           interest receivable                        (266,180)             (7,287)
         (Increase) decrease in other assets           188,608             513,499
         Increase (decrease) in other
           liabilities                                  79,044             (78,947)
                                                 ------------------ -------------------
                    Net cash provided by
                    operating activities             1,069,565           1,370,305
                                                 ------------------ -------------------
 Cash Flows from Investing Activities
     Proceeds from maturities of interest
        bearing deposits with other banks               99,100                   -
     Proceeds from maturities and calls of
        securities available for sale                3,825,000           1,283,700
     Proceeds from sales of securities
        available for sale                             409,050                   -
     Principal payments received on
        securities available for sale                1,483,951             872,895
     Purchases of securities available for
        sale                                        (6,077,235)         (3,004,774)
     Purchase of common stock of affiliate             (90,465)         (5,188,905)
     Net (increase) decrease in Federal
        funds sold                                  10,880,802             539,375
     Net loans made to customers                   (12,471,958)         (6,838,589)
     Purchases of Bank premises and equipment         (262,991)           (148,908)
     Proceeds from sales of other assets                 8,411              22,900
     Net cash and due from banks acquired
        in acquisition of The Capital
        State Bank, Inc.                               976,517                   -
                                                 ------------------ -------------------
                 Net cash (used in) investing
                 activities                         (1,219,818)        (12,462,306)
                                                 ------------------ -------------------
 Cash Flows from Financing Activities
     Net increase (decrease) in demand deposit,
       NOW and savings accounts                      2,605,788             319,037
     Net increase (decrease) in time deposits          386,254           3,373,127
     Net increase (decrease) in short-term
       borrowings                                   (1,217,118)          1,055,071
     Proceeds from long-term borrowings              2,000,000           5,500,000
     Repayment of long-term borrowings              (3,429,303)           (543,416)
     Purchase of treasury stock                       (217,754)                  -
     Dividends paid                                   (262,367)           (155,189)
     Net proceeds from issuance of common stock              -           1,489,968
                                                 ------------------ -------------------
        Net cash provided by financing activities     (134,500)         11,038,598
                                                 ------------------ -------------------
 Increase (decrease) in cash and due from banks       (284,753)            (53,403)
 Cash and due from banks:
         Beginning                                   3,945,099           3,162,552
                                                 ------------------ -------------------
         Ending                                      3,660,346           3,109,149
                                                 ================== ===================

 See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                            Six Months Ended
                                               ----------------------------------------
                                                     June 30,            June 30,
                                                       1998                1997
                                               ------------------- --------------------

 Supplement Disclosures of Cash Flow
    Information
  Cash payments for:
     Interest                                        3,148,449            2,222,602
                                               ------------------- --------------------
     Income taxes                                      406,807              200,271
                                               ------------------- --------------------

 Supplemental Schedule of Noncash Investing
     and Financing Activities
     Other assets acquired in settlement
     of loans                                                -               22,200
                                               ------------------- --------------------

     Acquisition of The Capital State Bank, Inc.
        Acquisition of 40% of the outstanding
        common shares
          previously purchased for cash              5,363,946                    -
        Acquisition of 60% of the outstanding
          common shares in exchange for
          183,465 shares of Company common stock     7,980,728                    -
                                               ------------------- --------------------
                                                    13,344,674                    -
                                               ------------------- --------------------
         Fair value of assets acquired
             (principally loans and securities)     46,720,306                    -
         Deposits and other liabilities assumed    (33,375,632)                   -
                                               ------------------- --------------------
                                                    13,344,674                    -
                                               ------------------- --------------------



SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                        Six Months Ended
                                            ----------------------------------------
                                                  June 30,            June 30,
                                                    1998                1997
                                            ------------------- --------------------

 Balance, beginning of period                       15,060,552           12,303,793

     Net income                                        797,897              709,028

    Cash dividends, $0.44 and $0.41
         per share, respectively                      (262,367)            (155,189)

    Issuance of 183,465 shares of common stock as
         consideration for the acquisition of
         The Capital State Bank, Inc.                7,980,728                    -

     Sale of 34,317 shares of common stock                   -            1,489,968

     Purchase of 4,000 shares of common stock
         for the treasury                             (217,754)                   -

     Change in net unrealized gain (loss)
          on securities                                  1,794              (33,546)
                                            ------------------- --------------------
 Balance, end of period                             23,360,850           14,314,054
                                            =================== ====================






 See Notes to Consolidated Financial Statements

SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

These consolidated financial statements of South Branch Valley Bancorp, Inc. and Subsidiaries ("South Branch" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Annual Report on Form 10-KSB.

Effective   January  1,  1998,  South  Branch  adopted  Statement  of  Financial
Accounting Standards No. 130 (SFAS No. 130), "Reporting of Comprehensive Income". Comprehensive income includes any change in equity of the Company during the period resulting from transactions and other events and circumstances from nonowner sources. A Statement of Comprehensive Income has been included in these consolidated financial statements to comply with SFAS No. 130. Prior interim periods have been reclassified to provide comparative information.

Note 2.   Earnings Per Share

Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the six month periods ended June 30, 1998 and 1997 were 504,735 and 381,164, respectively. The weighted average shares outstanding for the three month periods ended June 30, 1998 and 1997 were 595,633 and 383,790, respectively. During the periods ended June 30, 1998 and 1997, the Company did not have any dilutive securities.

Note 3.  Acquisition of Capital State Bank, Inc.

On March 24, 1998 and March 25, 1998, the shareholders of Capital State Bank, Inc. and South Branch Valley Bancorp, Inc. respectively, approved the merger of Capital State into Capital Interim Bank, Inc., a wholly owned subsidiary of South Branch. The merger was consummated at the close of business on March 31, 1998. This acquisition was accounted for using the purchase method of accounting., and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,966,000, which is included in other assets in the accompanying consolidated balance sheet as of June 30, 1998. This goodwill is being amortized over a period of 15 years using the straight line method.

The following presents certain pro forma condensed consolidated financial information of South Branch, using the purchase method of accounting, after giving effect to the merger as if it had been consummated at the beginning of the periods presented.

                               (In thousands, except per share data)

                              Six Month Period         Six Month Period
                                    Ended                   Ended
                                June 30, 1998           June 30, 1997
                            ---------------------     ------------------------
                               As        Pro Forma        As        Pro Forma
                            Reported                   Reported
                            -----------------------   -------------------------
Total interest income         6,356        7,092         5,162        6,264
Total interest expense        3,251        3,640         2,601        3,107
Net interest income           3,105        3,452         2,561        3,157
Net income                      798          823           709          660
Basic earnings per
   common share                1.58         1.38          1.86         1.17


This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented, or which will be attained in the future.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1998 and December 31, 1997 are summarized as follows:


                                                          June 30, 1998
                                        ---------------------------------------------------
                                         Amortized          Unrealized          Estimated
                                                      ---------------------
                                            Cost        Gains       Losses      Fair Value
                                        ---------------------------------------------------
 Available for Sale
     Taxable:
         U. S. Treasury securities       3,488,070    $46,904           -        3,534,974
         U. S. Government agencies
             and corporations           18,699,646     51,207       35,058      18,715,795
         Small Business Administration
             guaranteed loan
             participation
             certificates                1,243,911     22,361           -        1,266,272

Mortgage-backed securities -
             U. S. Government agencies
             and corporations            7,636,272     55,759       11,873       7,680,158
         Corporate debt securities         249,424      2,159           -          251,583
         Federal Reserve Bank stock         44,300          -           -           44,300
         Federal Home Loan Bank stock      722,500          -           -          722,500
         Other equity securities             6,625          -           -            6,625
                                        ---------------------------------------------------
        Total taxable                   32,090,748     178,390      46,931      32,222,207
                                        ---------------------------------------------------
     Tax-exempt:
         State and political
         subdivisions                    5,985,709     192,404          47       6,178,066
         Federal Reserve Bank stock          4,100           -           -           4,100
                                        ---------------------------------------------------
       Total tax-exempt                  5,989,809     192,404          47       6,182,166
                                        ---------------------------------------------------
            Total                       38,080,557     370,794      46,978      38,404,373
                                        ===================================================


                                                       December 31, 1997
                                       ---------------------------------------------------
                                        Amortized         Unrealized           Estimated
                                                     --------------------
                                          Cost        Gains       Losses       Fair
                                                                               Value
                                       ---------------------------------------------------
 Available for Sale
     Taxable:
         U. S. Treasury securities      2,988,064      46,546           -    3,034,610
         U. S. Government agencies
            and corporations            9,523,135      71,935       8,850    9,586,220
         Small Business Administration
            guaranteed loan participation
            certificates                1,470,915      16,522           -    1,487,437
         Mortgage-backed securities -
            U. S.Government agencies
            and corporations            6,650,070      21,182      20,328    6,650,924
         Corporate debt securities        249,082       3,296           -      252,378
         Federal Reserve Bank stock        44,300           -           -       44,300
         Federal Home Loan Bank stock     722,400           -           -      722,400
         Other equity securities            6,625           -           -        6,625
                                       ---------------------------------------------------
                  Total taxable        21,654,591     159,481      29,178   21,784,894
                                       ---------------------------------------------------
     Tax-exempt:
         State and political
             subdivisions               5,568,016     190,084           -    5,758,100
         Federal Reserve Bank stock         4,100           -           -        4,100
                                       ---------------------------------------------------
       Total tax-exempt                 5,572,116     190,084           -    5,762,200
                                       ---------------------------------------------------
            Total                      27,226,707     349,565      29,178   27,547,094
                                       ===================================================

The maturites, amortized cost and estimated fair values of securities at June 30, 1998 and December 31, 1997, are summarized as follows:

                                        Available for Sale
                                  -----------------------------
                                     Amortized     Estimated
                                        Cost          Fair
                                                     Value
                                  -----------------------------

 Due in one year or less               3,471,463     3,489,803
 Due from one to five years           23,260,456    23,411,466
 Due from five to ten years            8,181,969     8,251,439
 Due after ten years                   2,389,244     2,474,240
 Equity securities                       777,425       777,425
                                  -----------------------------
                                      38,080,557    38,404,373
                                  =============================

Note 5.  Loans

Loans are summarized as follows:

                                      June 30,      December 31,
                                        1998          1997
                                  -----------------------------
 Commercial, financial and
   agricultural                       39,451,022    30,325,145
 Real estate - construction              307,519       144,207
 Real estate - mortgage               64,175,273    42,640,294
 Installment                          26,976,455    20,587,084
 Other                                   319,443       468,980
                                  -----------------------------
            Total loans              131,229,712    94,165,710
 Less unearned income                    583,087       697,777
                                  -----------------------------
        Total loans net of
         unearned income            130,646,625    93,467,933
 Less allowance for
        loan losses                   1,248,619       895,281
                                  -----------------------------
            Loans, net              129,398,006    92,572,652
                                  =============================

The following presents loan maturities at June 30, 1998:

                                       Within       After 1 but     After
                                        1 Year    within 5 years   5 Years
                                  -------------------------------------------
 Commercial, financial and
     agricultural                     17,771,749    10,701,245    10,977,996
 Real estate - construction              228,522             -        78,995
 Real estate - mortgage                2,220,755     7,681,802    54,272,702
 Installment                           3,352,442    20,176,080     3,447,932
 Other                                    38,613             -       280,879
                                  -------------------------------------------
               Total                  16,541,577    38,835,878    75,852,257
                                  ============================================

 Loans due after one year with:
          Variable rates                        $   32,936,351
          Fixed rates                               81,751,784
                                                ---------------
                                                $  114,688,135
                                                ===============

The Company grants commercial, residential and consumer loans to customers primarily located in the Potomac Highlands and South Central counties of West
Virginia. Although the Company strives to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions. Major employment within the Company's market area is diverse, but primarily includes the poultry, government, health care, education, coal production and various professional, financial and related service industries.

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 1998 and 1997, is as follows:

                                Six Months Ended       Year Ended
                                      June 30,         December 31,
                              --------------------------------------
                                   1998        1997        1997
                              --------------------------------------
 Balance, beginning of period     895,281     858,423     858,423
 Losses:
     Commercial,financial &
     agricultural                     546           -           -
     Real estate - mortgage             -           -      25,536
     Installment                   68,881     124,753     166,059
     Other                          2,196       7,286       8,444
                              --------------------------------------
            Total                  71,623     132,039     200,039
                              --------------------------------------
 Recoveries:
     Commercial, financial &
     agricultural                   2,830       3,303      27,050
     Real estate - mortgage        15,123       4,179      13,675
     Installment                   15,037      22,456      39,936
     Other                            169       1,079       1,236
                              --------------------------------------
            Total                  33,159      31,017      81,897
                              --------------------------------------
 Net losses                        38,464     101,022     118,142
 Allowance of purchased
   subsidiary                     271,802           -           -
 Provision for loan losses        120,000      65,000     155,000
                              --------------------------------------
 Balance, end of period         1,248,619     822,401     895,281
                               =====================================

Note 7.  Bank Premises and Equipment

The major categories of Bank premises and equipment and accumulated depreciation at June 30, 1998 and December 31, 1997 are summarized as follows:

                                      June 30,      December 31,
                                        1998          1997
                                    -----------------------------
 Land                                    429,973       429,973
 Buildings and improvements            4,162,439     2,681,707
 Furniture and equipment               2,184,226     1,675,258
                                    -----------------------------
                                       6,776,638     4,786,938
 Less accumulated depreciation         2,097,309     1,715,874
                                    -----------------------------
         Bank premises and
          equipment,net                4,679,329     3,071,064
                                     =============================

Note 8.   Deposits

The following is a summary of interest bearing deposits by type as of June 30, 1998 and December 31, 1997:
                                      June 30,      December 31,
                                        1998          1997
                                  -----------------------------
 Demand deposits, interest bearing    26,301,134    17,468,844
 Savings deposits                     16,630,199    14,890,934
 Individual retirement accounts        8,594,785     8,028,653
 Certificates of deposit              80,064,970    56,902,451
                                  -----------------------------
               Total                 131,591,088    97,290,882
                                  =============================


The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 1998:

                                       Amount       Percent
                                  -----------------------------
 Three months or less                  2,989,178      14.8%
 Three through six months              4,003,251      19.8%
 Six through twelve months             6,190,252      30.6%
 Over twelve months                    7,037,965      34.8%
                                  -----------------------------
               Total                  20,220,646     100.0%
                                  ==============================

A summary of the scheduled maturities for all time deposits as of June 30, 1998 is as follows:

               1998                      31,250,344
               1999                      39,216,163
               2000                       9,244,703
               2001                       4,473,198
               2002                       1,994,067
            Thereafter                    2,481,280
                                      ---------------
                                         88,659,755
                                      ================

Note 9.  Restrictions on Capital

South Branch and its subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, South Branch and each of its subsidiaries must meet specific capital guidelines that involve quantitative measures of South Branch's and its subsidiaries' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. South Branch and each of its subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require South Branch and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as June 30, 1998, that South Branch and each of its subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized South Branch and each of its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, South Branch and each of its subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

South Branch's and its subsidiaries', South Branch Valley National Bank's ("SBVNB") and Capital State Bank, Inc.'s ("CSB"), actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).



                                                                                           To be Well Capitalized
                                                                    Minimum   Required     under Prompt Corrective
                                             Actual                 Regulatory Capital          Action Provisions
                                      -------------------------------------------------- -------------------------
                                      Amount        Ratio            Amount    Ratio          Amount      Ratio
                                      -------------------------------------------------- -------------------------
 As of June 30, 1998
 Total Capital (to risk weighted
     assets)
     South Branch                     22,378        19.2%            11,668     8.0%          9,334       10.0%
     SBVNB                            13,043        14.1%             7,388     8.0%          9,236       10.0%
     CSB                               8,868        35.0%             2,023     8.0%          2,529       10.0%
 Tier I Capital (to risk weighted
     assets)
     South Branch                     21,130        18.1%             4,667     4.0%          7,001        6.0%
     SBVNB                            12,071        13.1%             3,694     4.0%          5,541        6.0%
     CSB                               8,592        34.0%             1,012     4.0%          1,517        6.0%
 Tier I Capital (to average assets)
     South Branch                     21,130        11.8%             5,380     3.0%          8,967        5.0%
     SBVNB                            12,071         8.9%             4,049     3.0%          6,748        5.0%
     CSB                               8,592        19.3%             1,334     3.0%          2,223        5.0%
 As of December 31, 1997
 Total Capital (to risk weighted
     assets)
     South Branch                     15,759        17.7%             7,126     8.0%          8,908       10.0%
     SBVNB                            12,779        14.4%             7,123     8.0%          8,904       10.0%
     CSB                                   *           *                  *        *              *          *
 Tier I Capital (to risk weighted
     assets)
     South Branch                     14,864        16.7%             3,563     4.0%          5,345        6.0%
     SBVNB                            11,884        13.4%             3,562     4.0%          5,342        6.0%
     CSB                                   *           *                  *       *               *          *
 Tier I Capital (to average assets)
     South Branch                     14,864        11.3%             3,941     3.0%          6,569        5.0%
     SBVNB                            11,884         9.2%             3,897     3.0%          6,494        5.0%
     CSB                                   *           *                  *        *              *          *

* - No data presented relative to CSB for the year ended December 31, 1997, as this subsidiary was acquired by South Branch in March 1998.


SOUTH BRANCH VALLEY BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of South Branch Valley Bancorp, Inc. ("Company" or "South Branch") and its wholly owned subsidiaries, South Branch Valley National Bank ("SBVNB") and Capital State Bank, Inc. ("Capital State"), for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1997 audited financial statements and Annual Report on Form 10-KSB. This discussion may also contain forward-looking statements based on management's expectations, and actual results may differ materially.

ACQUISITION

At the close of business March 31, 1998, South Branch acquired 60% of the outstanding common stock of Capital State, a Charleston, West Virginia state charter bank with total assets approximating $44 million at the time of acquisition, in exchange for 183,465 shares of South Branch's common stock. South Branch had previously acquired 40% of Capital State's outstanding common stock during 1997. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998.

RESULTS OF OPERATIONS

Earnings Summary

The Company reported net income of $412,000 for the three months ended June 30, 1998 compared to $370,000 for the second quarter of 1997, representing an 11.4% increase. For the six month period ended June 30, 1998, South Branch's net income of $798,000, increased 12.6% from the $709,000 reported for the same period of 1997. The increase in earnings for both the quarterly and six month periods resulted primarily from growth in interest earning assets and improved service fee revenues.

Earnings per common share were $0.69 for the quarter ended June 30, 1998, compared to the $0.97 reported for the second quarter of 1997. For the six month period ended June 30, 1998, earnings per common share totaled $1.58, compared to $1.86 for the same period of 1997. The declines in quarterly and year-to-date earnings per share are attributable to the dilution arising from acquisition of Capital State. The dilutive effect of this acquisition is expected to be offset in the future by improved earnings performance of Capital State resulting from continued strong asset growth and planned cost control initiatives.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $3,188,000 for the six month period ended June 30, 1998 compared to $2,641,000 for the same period of 1997, representing an increase of $547,000 or 20.7%. This increase resulted from growth in the volume of earning assets as result of the acquisition of Capital State and as result of solid loan growth. South Branch's net yield on interest earning assets decreased slightly to 4.3% for the six month period ended June 30, 1998, compared to 4.4% for the same period in 1997. Growth in net interest income is expected to continue due to anticipated continued growth in earning asset volume over the near term. Conversely, the Company's net yield on earning assets is anticipated to continue to contract over the balance of 1998, primarily due to Capital State having a lower yield on interest earning assets and a slightly higher cost of interest bearing liabilities compared to that of SBVNB.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Table I below.

       Table I - Average Balance Sheet and Net Interest Income Analysis

                                                   June 30, 1998               June 30, 1997
                                       ---------------------------------------------------------
                                         Average  Earnings/Yield/     Average Earnings/ Yield/
                                         Balance  Expense   Rate      Balance  Expense   Rate
                                       ---------------------------------------------------------
 Interest Earning Assets
     Loans, net of unearned income       109,934    5,136    9.3%      86,693    4,141    9.6%
     Securities
         Taxable                          28,163      927    6.6%      26,063      836    6.4%
         Tax-exempt (1)                    6,083      242    8.0%       5,979      237    7.9%
     Federal funds sold                    4,648      134    5.8%         893       28    6.3%
                                       ---------------------------------------------------------
     Total interest earning assets       148,828    6,439    8.7%     119,628    5,242    8.8%
                                                 -----------------             -----------------

 Noninterest earning assets
     Cash & due from banks                 3,547                        2,709
     Bank premises and equipment           3,879                        3,121
     Other assets                          6,222                        4,056
     Allowance for loan losses            (1,079)                        (853)
                                       ----------                  -----------
      Total assets                       161,397                      128,661
                                       ==========                  ===========

 Interest bearing liabilities
     Interest bearing demand deposits     21,650      355    3.3%      19,188      297    3.1%
     Savings deposits                     15,147      242    3.2%      13,755      216    3.1%
     Time deposits                        76,490    2,194    5.7%      59,888    1,720    5.7%
     Short-term borrowings                 5,637      122    4.3%       4,008       84    4.2%
     Long-term borrowings                 10,397      338    6.5%       8,344      284    6.8%
                                       ---------------------------------------------------------
     Total interest bearing
     liabilities                         129,321    3,251    5.0%     105,183    2,601    4.9%
                                                 -----------------             -----------------

 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                      10,617                        9,131
     Other liabilities                     1,325                        1,772
     Shareholders' equity                 20,134                       12,575
                                       ----------                  -----------
    Total liabilities and
       shareholders' equity              161,397                      128,661
                                       ==========                  ===========

 Net interest earnings                              3,188                        2,641
                                                 ==========                    ==========

 Net yield on interest earning
     assets                                                  4.3%                        4.4%
                                                          ==========                  =========

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $83,000 and $81,000 for the periods ended June 30, 1998 and 1997, respectively.

Credit Experience

The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses. Management's determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, change in the composition and risk characteristics of the loan portfolio, and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

The Company recorded a $120,000 provision for loan losses for the first six months of 1998, compared to $65,000 for the same period in 1997. This increase reflects the acquisition of Capital State and continued growth of the loan portfolio. Net loan charge-offs for the first half of 1998 were $38,000, as compared to $101,000 over the same period of 1997. At June 30, 1998, the allowance for loan losses totaled $1,249,000 or 1.0% of loans, net of unearned income, compared to $895,000 or 1.0% of loans, net of unearned income at December 31, 1997. See Note 6 of the notes to the accompanying consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1998 and 1997 and for the year ended December 31, 1997.

As illustrated in Table II below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest remained stable during the past 12 months, despite continued growth in the Company's loan portfolio.

                                   Table II -
             Summary of Past Due Loans and Non-Performing Assets
                            (in thousands of dollars)

                                          June 30             December 31,
                                     -----------------        -----------
                                     1998        1997                1997
                                     ----        ----                ----

Loans contractually past due 90
    days or more still accruing
    interest                         $106        $157                $ 96
                                     ====        ====                ====

Non-performing assets:
      Non-accruing Loans             $139        $125                $142
      Other repossessed assets         11          31                  16
      Other real estate owned          19          40                  57
                                    -----       -----               -----

                                     $169        $196                $215
                                     ====        ====                ====

Noninterest Income and Expense

Total other income increased approximately $89,000 or 45.2% to $287,000 during the first six months of 1998, as compared to the first six months of 1997. The most significant item contributing to this increase was service fee income, which increased $77,000 from approximately $123,000 to $200,000 or 62.6%. This resulted primarily from a change in SBVNB's deposit fee structure. Management expects the Company will achieve similar levels of service fee income throughout the remainder of 1998.

Total noninterest expense increased approximately $411,000 or 24.8% to $2,686,000 during the first six months of 1998 as compared to the first six months of 1997. Substantially all of this increase resulted due to noninterest expenses totaling $314,000 incurred by Capital State from the date of its acquisition on April 1, 1998 through June 30, 1998.

FINANCIAL CONDITION

Total assets were $182,742,000 at June 30, 1998, compared to $140,648,000 at December 31, 1997, representing a 23.0% increase, which resulted primarily from the Company's acquisition of Capital State effective April 1, 1998. Table III below serves to illustrate the impact of the Capital State acquisition on the Company's securities, loans and deposit portfolios, as well as shareholders' equity.

               Table III - Impact of Capital State Acquisition on
                          Company's Financial Position
                                 (in thousands)
                                                 Increase (Decrease)
                                                --------------------
                                               Change due       Net
                                   Balance     to Capital   Changes due     Balance
                                December 31,     State         other       June 30,
                                    1997      Acquisition     Factors        1998
                               -----------------------------------------------------
 Securities                         27,547      10,467           390        38,404
 Loans, net                         92,573      24,488        12,337       129,398
 Noninterest bearing deposits        9,694       1,034           541        11,269
 Interest bearing deposits          97,291      31,861         2,439       131,591
 Shareholders' equity               15,061       7,981           319        23,361


Refer to Notes 4, 5 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the South Branch's securities, loans and deposits between June 30, 1998 and December 31, 1997.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled
$4,803,000  at June 30, 1998 versus  $9,752,000  at December 31,  1997.  Further enhancing the Company's liquidity is the availability as of June 30, 1998 of $3,490,000 in securities maturing within one year, plus additional securities totaling in excess of $34,600,000 classified as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has unused lines of credit available under existing borrowing arrangements with the Federal Home Loan Bank of Pittsburgh.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity position.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 1998 totaled $23,361,000 compared to $15,061,000 at December 31, 1998, representing an increase of 55.2% which as illustrated in Table III resulted primarily due to the acquisition of Capital State.

See Note 9 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries capital.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 1998, at the annual meeting of South Branch Valley Bancorp, Inc., the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions concerning each matter are indicated in the following tabulations.

1. Election of Frank A. Baer, III to the Company's Board of Directors for a one year term.

                            For      Against Abstentions    Withheld
                          278,756          0           0       5,268

2. Election of Georgette Rashid George to the Company's Board of Directors for a two year term.

                            For      Against Abstentions    Withheld
                          276,121          0           0       7,903

3. Election of the following listed individuals to the Company's Board of Directors for three year terms.

                            For      Against Abstentions    Withheld
     Oscar M. Bean         285,715         0           0           0
     Phoebe F. Heishman    285,448         0           0           0
     H. Charles Maddy, III 278,760         0           0       5,264
     Charles S. Piccirillo 276,181         0           0       7,843

     The following directors' terms of office continued after the 1998 annual shareholders' meeting: Donald W. Biller, James M. Cookman, John W. Crites, Thomas J. Hawse, III, Gary L. Hinkle, Jeffrey E. Hott, Harold K. Michael, Harry C. Welton and Russell F. Ratliff, Jr.

4.   Adoption of the Officer Stock Option Plan.

                          For       Against  Abstentions    Withheld
                       271,511        8,955       3,558           0

     Ratify Arnett & Foster, CPA's to serve as the Company's independent auditors for 1998.

                          For       Against  Abstentions    Withheld
                       282,761            0       1,263           0

Item 6(b). Reports on Form 8-K.

     On June 1, 1998, South Branch Valley Bancorp, Inc. filed audited financial statements, unaudited interim financial statements and pro forma condensed financial information of Capital State Bank, Inc. in conjunction with its acquisition of Capital State.

     On August 10, 1998, South Branch Valley Bancorp, Inc. filed notice that it intends to seek regulatory approval to establish a subsidiary de novo national bank to be located in Winchester, Virginia.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOUTH  BRANCH   VALLEY   BANCORP, INC.
                                          (registrant)

                                          By: /s/ H. Charles Maddy, III
                                          -------------------------------------
                                          H. Charles Maddy, III,
                                          President and
                                          Chief Executive Officer




                                          By: /s/ Robert S. Tissue
                                          -------------------------------------
                                          Robert S. Tissue,
                                          Chief Financial Officer


Date August 14, 1998
---------------------