Form 10QSB
period 1998-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1998-11-16
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1998
                                             ------------------

                         Commission File Number 0-16587
                                               --------

                       South Branch Valley Bancorp, Inc.
                   ------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                      West Virginia                55-0672148
                 ---------------------------------------------
                  (State or other jurisdiction of (IRS Employer
                   incorporation or organization)  Identification No.)


                              310 North Main Street
                         Moorefield, West Virginia         26836
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

          592,292 common shares were outstanding as of November 4, 1998

Transitional Small Business Disclosure Format (Check one):
                                 Yes    No X
                                    ---    ---

This report contains 22 pages.

South Branch Valley Bancorp, Inc. and Subsidiaries
-------------------------------------------------------------------------------
Table of Contents

                                                                            Page

PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets
         September 30, 1998 (unaudited) and December 31, 1997                  3

         Consolidated statements of  income
         for the three months and nine months ended
         September 30, 1998 and 1997 (unaudited)                               4

         Consolidated statements of comprehensive
         income for the three months and nine months ended
         September 30, 1998 and 1997 (unaudited)                               5

         Consolidated statements of cash flows
         for the nine months ended
         September 30, 1998 and 1997 (unaudited)                             6-7

         Consolidated statements of shareholders' equity
         for the nine months ended
         September 30, 1998 and 1997 (unaudited)                               8

         Notes to consolidated financial
         statements (unaudited)                                             9-15

 Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                     16-20

PART  II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                     21

(a)      - Exhibits required by Item 601 of Regulation S-B

           27. Financial Data Schedule - electronic filing only

(b)      - Reports on Form 8-K

SIGNATURES                                                                    22

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                     September 30,                December 31,
                                                                         1998                         1997
                                                                      (unaudited)                      (*)
                                                               -------------------------    -------------------------
 ASSETS
 Cash and due from banks                                                 $    4,204,386               $    3,945,099
 Interest bearing deposits with other banks                                     968,000                    1,256,000
 Federal funds sold                                                           4,546,898                    5,806,717
 Securities available for sale                                               35,810,175                   27,547,094
 Investment in affiliate                                                              -                    5,273,481
 Loans, net                                                                 136,037,965                   92,572,652
 Bank premises and equipment, net                                             5,110,858                    3,071,064
 Accrued interest receivable                                                  1,097,204                      864,083
 Other assets                                                                 3,098,579                      311,435
                                                               -------------------------    -------------------------
                         Total assets                                   $   190,874,065              $   140,647,625
                                                               -------------------------    -------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                                            $   10,381,182               $    9,693,915
         Interest bearing                                                   136,862,036                   97,290,882
                                                               -------------------------    -------------------------
                        Total deposits                                      147,243,218                  106,984,797
                                                               -------------------------    -------------------------
     Short-term borrowings                                                    4,877,646                    7,145,010
     Long-term borrowings                                                    13,049,938                   10,395,848
     Other liabilities                                                        1,721,727                    1,061,418
                                                               -------------------------    -------------------------
                       Total liabilities                                    166,892,529                  125,587,073
                                                               -------------------------    -------------------------
 Commitments and Contingencies
 Shareholders' Equity
     Common stock, $2.50 par value, authorized
         2,000,000 shares, issued 600,407 shares in 1998;
         382,625 shares in 1997                                               1,501,018                    1,042,355
     Capital surplus                                                          9,611,774                    2,089,709
     Retained earnings                                                       12,938,824                   11,898,420
     Less cost of shares acquired for the treasury
         1998 8,115 shares; 1997 4,115 shares                                  (384,724)                    (166,970)
     Net unrealized gain (loss) on securities                                   314,644                      197,038
                                                               -------------------------    -------------------------
                  Total shareholders' equity                                 23,981,536                   15,060,552
                                                               -------------------------    -------------------------

          Total liabilities and shareholders' equity                    $   190,874,065              $   140,647,625
                                                               -------------------------    -------------------------

 (*) - December 31, 1997 financial  information  has been extracted from audited
 consolidated   financial   statements  See  Notes  to  Consolidated   Financial
 Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                        -------------------------------   -------------------------------
                                                           September 30,  September 30,    September 30,   September 30,
                                                              1998             1997             1998            1997
                                                        ---------------  --------------   --------------  ---------------
 Interest income
     Interest and fees on loans                            $ 3,093,108     $ 2,202,059      $ 8,228,698      $ 6,343,404
     Interest on securities
         Taxable                                               502,688         411,729        1,429,722        1,247,813
         Tax-exempt                                             80,224          80,455          239,823          236,864
     Interest on Federal funds sold                             49,411          21,460          182,999           49,626
                                                        ---------------  --------------   --------------  ---------------
                 Total interest income                       3,725,431       2,715,703       10,081,242        7,877,707
                                                        ---------------  --------------   --------------  ---------------
 Interest expense
     Interest on deposits                                    1,646,856       1,186,673        4,438,711        3,420,304
     Interest on short-term borrowings                          60,305          58,710          182,443          191,456
     Interest on long-term borrowings                          167,946         153,663          504,611          388,457
                                                        ---------------  --------------   --------------  ---------------
                 Total interest expense                      1,875,107       1,399,046        5,125,765        4,000,217
                                                        ---------------  --------------   --------------  ---------------
                  Net interest income                        1,850,324       1,316,657        4,955,477        3,877,490
 Provision for loan losses                                      75,000          45,000          195,000          110,000
                                                        ---------------  --------------   --------------  ---------------
  Net interest income after provision for loan losses        1,775,324       1,271,657        4,760,477        3,767,490
                                                        ---------------  --------------   --------------  ---------------
 Other income
     Insurance commissions                                      17,817          32,681           67,260           67,990
     Service fees                                              111,533          79,404          311,906          202,645
     Securities gains (losses)                                       -           6,104            4,131            6,104
     Gain on sale of assets                                          -          83,608                -           96,067
     Other                                                      28,460          11,240           61,323           37,458
                                                        ---------------  --------------   --------------  ---------------
                   Total other income                          157,810         213,037          444,620          410,264
                                                        ---------------  --------------   --------------  ---------------
 Other expense
     Salaries and employee benefits                            585,053         439,661        1,606,044        1,315,522
     Net occupancy expense                                      67,883          52,952          220,835          144,723
     Equipment rentals, depreciation and maintenance           106,184          75,019          286,985          217,853
     Federal deposit insurance premiums                          3,063           3,168           11,688            9,168
     Other                                                     442,116         261,310        1,146,511          802,264
                                                        ---------------  --------------   --------------  ---------------
                  Total other expense                        1,204,299         832,110        3,272,063        2,489,530
                                                        ---------------  --------------   --------------  ---------------
               Income before income taxes                      728,835         652,584        1,933,034        1,688,224
 Income tax expense                                            224,115         219,618          630,262          546,230
                                                        ---------------  --------------   --------------  ---------------
                       Net income                           $  504,720      $  432,966      $ 1,302,772      $ 1,141,994
                                                        ---------------  --------------   --------------  ---------------
                                                        ---------------  --------------   --------------  ---------------

 Basic earnings per common share                             $    0.85       $    1.05        $    2.44        $    2.92
                                                        ---------------  --------------   --------------  ---------------
                                                        ---------------  --------------   --------------  ---------------



 See Notes to Consolidated Financial Statements


South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income (unaudited)

                                                                      Three Months Ended
                                                                   ----------------------------------------------------
                                                                        September 30,              September 30,
                                                                             1998                       1997
                                                                   ------------------------   -------------------------
 Net income                                                                  $     504,720               $     432,966

 Other comprehensive income:
     Net unrealized gain (loss) on securities
         arising during period, before tax                                         233,335                     190,772
     Income tax expense (benefit) related to
         other comprehensive income                                                 87,980                     108,587
                                                                   ------------------------   -------------------------
              Other comprehensive income, net of tax
                                                                                   145,355                      82,185
                                                                   ------------------------   -------------------------
 Comprehensive income                                                        $     650,075               $     515,151
                                                                   ------------------------   -------------------------
                                                                   ------------------------   -------------------------



                                                                      Nine Months Ended
                                                                   ----------------------------------------------------
                                                                        September 30,               September 30,
                                                                             1998                       1997
                                                                   ------------------------   -------------------------
 Net income                                                                 $    1,302,772              $    1,141,994

 Other comprehensive income:
     Net unrealized gain (loss) on securities
         arising during period, before tax                                         188,727                     136,225
     Income tax expense (benefit) related to
         other comprehensive income                                                 71,121                      87,586
                                                                   ------------------------   -------------------------
              Other comprehensive income, net of tax                               117,606                      48,639
                                                                   ------------------------   -------------------------
 Comprehensive income                                                       $    1,420,378              $    1,190,633
                                                                   ------------------------   -------------------------
                                                                   ------------------------   -------------------------



 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)
                                                                      Nine Months Ended
                                                                   ---------------------------------------------------
                                                                        September 30,              September 30,
                                                                             1998                       1997
                                                                   ------------------------   ------------------------
 Cash Flows from Operating Activities
     Net income                                                           $      1,302,772           $      1,141,994
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                                              240,909                    173,038
         Provision for loan losses                                                 195,000                    110,000
         Deferred income tax (benefit) expense                                     (23,823)                    72,422
         Security (gains) losses                                                    (4,131)                    (6,104)
         (Gain) on disposal of Bank premises and equipment                          (9,709)                   (91,507)
         (Gain) on disposal of other assets                                         (8,043)                    (4,559)
         Amortization of securities premiums (accretion
             of discounts) net                                                     (17,979)                     7,289
         Amortization of goodwill and purchase accounting
             adjustments, net                                                       72,399                     27,888
         (Increase) decrease in accrued interest receivable                       (233,121)                     7,221
         (Increase) decrease in other assets                                       175,977                    496,654
         Increase (decrease) in other liabilities                                  109,243                     43,595
                                                                   ------------------------   ------------------------
             Net cash provided by operating activities                           1,799,494                  1,977,931
                                                                   ------------------------   ------------------------

 Cash Flows from Investing Activities
     Proceeds from maturities of interest bearing deposits
        with other banks                                                           297,100                    297,000
     Proceeds from maturities and calls of securities available for sale         5,825,000                  3,063,700
     Proceeds from sales of securities available for sale                          409,050                          -
     Principal payments received on securities available for sale                2,262,327                  1,077,408
     Purchases of securities available for sale                                 (6,077,235)                (4,004,774)
     Purchase of common stock of affiliate                                         (90,465)                (5,203,025)
     Net (increase) decrease in Federal funds sold                               7,476,819                 (1,537,603)
     Net loans made to customers                                               (19,190,412)                (8,805,180)
     Purchases of Bank premises and equipment                                     (784,287)                  (221,130)
     Proceeds from sales of Bank premises and equipment                             10,693                    145,180
     Proceeds from sales of other assets                                            50,801                     15,000
     Net cash and due from banks acquired in acquisition of
 Net cash and due from banks acquired in acquisition of Capital State              976,517                          -
                                                                   ------------------------   ------------------------
              Net cash (used in) investing activities                           (8,834,092)               (15,173,424)
                                                                   ------------------------   ------------------------
 Cash Flows from Financing Activities
     Net increase (decrease) in demand deposit, NOW and
         savings accounts                                                        6,494,806                 (1,439,996)
     Net increase (decrease) in time deposits                                      892,474                  5,909,490
     Net increase (decrease) in short-term borrowings                           (2,267,364)                   596,633
     Proceeds from long-term borrowings                                          6,136,337                  6,500,000
     Repayment of long-term borrowings                                          (3,482,247)                  (768,464)
     Purchase of treasury stock                                                   (217,754)                          -
     Dividends paid                                                               (262,367)                  (155,189)
     Net proceeds from issuance of common stock                                          -                  1,489,968
                                                                   ------------------------   ------------------------
             Net cash provided by financing activities                            7,293,885                 12,132,442
                                                                   ------------------------   ------------------------
 Increase (decrease) in cash and due from banks                                     259,287                (1,063,051)
 Cash and due from banks:
         Beginning                                                                3,945,099                  3,162,552
                                                                   ------------------------   ------------------------
         Ending                                                           $      4,204,386           $      2,099,501

                                                                   ------------------------   ------------------------

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)

                                                                     Nine Months Ended
                                                                 ------------------------------------------------------
                                                                       September 30,                September 30,
                                                                            1998                        1997
                                                                 --------------------------   -------------------------

 Supplement Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                         $      5,049,168            $      3,921,196
                                                                 ==========================   =========================
         Income taxes                                                      $        66,807
                                                                 ==========================   =========================

 Supplemental Schedule of Noncash Investing and
     Financing Activities
     Other assets acquired in settlement of loans                            $           -             $        34,510
                                                                 ==========================   =========================

     Acquisition of The Capital State Bank, Inc.
        Acquisition of 40% of the outstanding common shares
             previously purchased for cash                                  $    5,363,946               $           -
        Acquisition of 60% of the outstanding common shares
             in exchange for 183,465 shares of Company common stock              7,980,728                           -
                                                                 --------------------------   -------------------------
                                                                           $    13,344,674               $           -
                                                                 ==========================   =========================
         Fair value of assets acquired
             (principally loans and securities)                          $      46,720,306               $           -
         Deposits and other liabilities assumed                                (33,375,632)                          -
                                                                 --------------------------   -------------------------
                                                                         $      13,344,674               $           -
                                                                 --------------------------   -------------------------
                                                                 --------------------------   -------------------------





















 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                     Nine Months Ended
                                                                 ------------------------------------------------------
                                                                       September 30,                September 30,
                                                                            1998                        1997
                                                                 --------------------------   -------------------------

 Balance, beginning of period                                               $   15,060,552              $   12,303,793

     Net income                                                                  1,302,772                   1,141,994

     Cash dividends, $0.44 and $0.41
         per share, respectively                                                 (262,367)                    (155,189)

     Issuance of 183,465 shares of common stock as
         consideration for the acquisition of Capital
         State Bank, Inc.                                                        7,980,728                           -

     Sale of 34,317 shares of common stock                                               -                   1,489,968

     Purchase of 4,000 shares of common stock
         for the treasury                                                         (217,754)                          -

     Change in net unrealized gain (loss) on securities                            117,605                      48,639
                                                                 --------------------------   -------------------------
 Balance, end of period                                                     $   23,981,536              $   14,829,205
                                                                 --------------------------   -------------------------
                                                                 --------------------------   -------------------------
















 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (unaudited)


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

The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Annual Report on Form 10-KSB.

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

Note 2.   Earnings Per Share

Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the nine month periods ended September 30, 1998 and 1997 were 534,241 and 391,709, respectively. The weighted average shares outstanding for the three month periods ended September 30, 1998 and 1997 were 592,292 and 412,827, respectively. During the periods ended September 30, 1998 and 1997, the Company did not have any dilutive securities.

Note 3.  Acquisition of Capital State Bank, Inc.

On March 24, 1998 and March 25, 1998, the shareholders of Capital State Bank, Inc. and South Branch Valley Bancorp, Inc. respectively, approved the merger of Capital State into Capital Interim Bank, Inc., a wholly owned subsidiary of South Branch. The merger was consummated at the close of business on March 31, 1998. This acquisition was accounted for using the purchase method of accounting., and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,966,000, which is included in other assets in the accompanying consolidated balance sheet as of September 30, 1998. This goodwill is being amortized over a period of 15 years using the straight line method. The following presents certain pro forma condensed consolidated financial information of South Branch, using the purchase method of accounting, after giving effect to the merger as if it had been consummated at the beginning of the periods presented.


                                                          (In thousands, except per share data)
                                            ------------------------------------------------------------------
                                                Nine Month Period Ended          Nine Month Period Ended
                                                  September 30, 1998                September 30, 1997
                                            -------------------------------- ---------------------------------
                                              As Reported      Pro Forma       As Reported       Pro Forma
                                            ---------------- --------------- ----------------- ---------------
      Total interest income                       $  10,081       $  10,817          $  7,878          $9,686
      Total interest expense                      $   5,126        $  5,515          $  4,000          $4,872
      Net interest income                         $   4,955       $   5,302          $  3,877          $4,814
      Net income                                  $   1,303       $   1,328          $  1,142          $1,048
      Basic earnings per common share             $    2.44       $    2.49          $   2.92          $ 1.76


This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented, or which will be attained in the future.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                                            September 30, 1998
                                           --------------------------------------------------------------------
                                               Amortized                  Unrealized             Estimated
                                                            ----------------------------------
                                                 Cost             Gains           Losses         Fair Value
                                           --------------------------------------------------------------------
 Available for Sale
     Taxable:
         U. S. Treasury securities              $ 2,989,169       $   74,478         $      -      $ 3,063,647
         U. S. Government agencies
             and corporations                    16,725,653           92,443           38,190       16,779,906
         Small Business Administration
             guaranteed loan participation
             certificates                         1,035,867           18,771                -        1,054,638
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                         7,067,365           76,448              243        7,143,570
         Corporate debt securities                  249,607            1,793                -          251,400
         Federal Reserve Bank stock                  44,300                -                -           44,300
         Federal Home Loan Bank stock               722,500                -                -          722,500
         Other equity securities                      6,625                -                -            6,625
                                           --------------------------------------------------------------------
               Total taxable                     28,841,086          263,933           38,433       29,066,586
                                           --------------------------------------------------------------------
     Tax-exempt:
         State and political subdivisions         6,482,505          266,342            9,358        6,739,489
         Federal Reserve Bank stock                   4,100                -                -            4,100
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------
             Total tax-exempt                     6,486,605          266,342            9,358        6,743,589
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------
                   Total                       $ 35,327,691       $  530,275       $   47,791     $ 35,810,175
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------

                                       10



                                                                      December 31, 1997
                                           --------------------------------------------------------------------
                                               Amortized                    Unrealized           Estimated
                                                            ----------------------------------
                                                 Cost             Gains           Losses         Fair Value
                                           --------------------------------------------------------------------
 Available for Sale
     Taxable:
         U. S. Treasury securities              $ 2,988,064       $   46,546         $      -      $ 3,034,610
         U. S. Government agencies
             and corporations                     9,523,135           71,935            8,850        9,586,220
         Small Business Administration
             guaranteed loan participation
             certificates                         1,470,915           16,522                -        1,487,437
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                         6,650,070           21,182           20,328        6,650,924
         Corporate debt securities                  249,082            3,296                -          252,378
         Federal Reserve Bank stock                  44,300                -                -           44,300
         Federal Home Loan Bank stock               722,400                -                -          722,400
         Other equity securities                      6,625                -                -            6,625
                                           --------------------------------------------------------------------
               Total taxable                     21,654,591          159,481           29,178       21,784,894
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------
     Tax-exempt:
         State and political subdivisions         5,568,016          190,084                -        5,758,100
         Federal Reserve Bank stock                   4,100                -                -            4,100
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------
             Total tax-exempt                     5,572,116          190,084                -        5,762,200
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------
                   Total                       $ 27,226,707       $  349,565       $   29,178     $ 27,547,094
                                           --------------------------------------------------------------------
                                           --------------------------------------------------------------------


The maturites, amortized cost and estimated fair values of securities at September 30, 1998, are summarized as follows:


                                                             Available for Sale
                                                   ---------------------------------------
                                                        Amortized           Estimated
                                                           Cost            Fair Value
                                                   ---------------------------------------

 Due in one year or less                                $    5,010,067     $    5,049,319
 Due from one to five years                                 19,729,095         19,934,008
 Due from five to ten years                                  7,419,604          7,531,753
 Due after ten years                                         2,391,400          2,517,570
 Equity securities                                             777,525            777,525
                                                   ---------------------------------------
                                                        $   35,327,691     $   35,810,175
                                                   ---------------------------------------
                                                   ---------------------------------------




Note 5.  Loans

Loans are summarized as follows:

                                                      September 30,       December 31,
                                                           1998               1997
                                                   ---------------------------------------

 Commercial, financial and agricultural                 $   40,565,219     $   30,325,145
 Real estate - construction                                    304,181            144,207
 Real estate - mortgage                                     69,318,882         42,640,294
 Installment                                                27,249,942         20,587,084
 Other                                                         459,175            468,980
                                                   ---------------------------------------
                    Total loans                            137,897,399         94,165,710
 Less unearned income                                          542,005            697,777
                                                   ---------------------------------------
        Total loans net of unearned income                 137,355,394         93,467,933
 Less allowance for loan losses                              1,317,429            895,281
                                                   ---------------------------------------
                    Loans, net                          $  136,037,965     $   92,572,652
                                                   ---------------------------------------



The following presents loan maturities at September 30, 1998:

                                                          Within           After 1 but            After
                                                          1 Year          within 5 Years         5 Years
                                                   ------------------------------------------------------------

 Commercial, financial and agricultural                 $   10,442,023      $   12,137,687          17,985,499
 Real estate - construction                                    225,741                   -              78,438
 Real estate - mortgage                                      2,565,338           8,770,992          57,982,563
 Installment                                                 3,523,309          20,209,640           3,516,995
 Other                                                          23,672                   -             435,503
                                                   ------------------------------------------------------------
                       Total                            $   16,780,083      $   41,118,319      $   79,998,998
                                                   ------------------------------------------------------------

 Loans due after one year with:
                  Variable rates                                            $   36,174,464
                    Fixed rates                                                 84,942,853
                                                                       --------------------
                                                                            $  121,117,317
                                                                       --------------------

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

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997, and for the year ended December 31, 1997, is as follows:

                  .
                                                                                Year Ended
                                            Nine Months Ended September 30,    December 31,
                                           ---------------------------------------------------
                                                 1998             1997             1997
                                           ---------------------------------------------------

 Balance, beginning of period                   $   895,281      $   858,423      $   858,423
 Losses:
     Commercial, financial & agricultural               546                -                -
     Real estate - mortgage                               -           16,982           25,536
     Installment                                    113,613          156,886          166,059
     Other                                            2,196            7,882            8,444
                                           ---------------------------------------------------
                   Total                            116,355          181,750          200,039
                                           ---------------------------------------------------
 Recoveries:
     Commercial, financial & agricultural             2,830            4,428           27,050
     Real estate - mortgage                          21,191            7,177           13,675
     Installment                                     47,380           35,119           39,936
     Other                                              300            1,236            1,236
                                           ---------------------------------------------------
                   Total
                                                     71,701           47,960           81,897
                                           ---------------------------------------------------
 Net losses                                          44,654          133,790          118,142
 Allowance of purchased subsidiary                  271,802                -                -
 Provision for loan losses                          195,000          110,000          155,000
                                           ---------------------------------------------------
 Balance, end of period                        $  1,317,429      $   834,633      $   895,281
                                           ---------------------------------------------------
                                           ---------------------------------------------------

Note 7.  Bank Premises and Equipment

The major categories of Bank premises and equipment and accumulated depreciation at September 30, 1998 and December 31, 1997 are summarized as follows:


                                                      September 30,        December 31,
                                                           1998                1997
                                                   ----------------------------------------
 Land                                                    $     932,178       $     429,973
 Buildings and improvements                                  4,168,961           2,681,707
 Furniture and equipment                                     2,178,524           1,675,258
                                                   ----------------------------------------
                                                             7,279,663           4,786,938
 Less accumulated depreciation                               2,168,805           1,715,874
                                                   ----------------------------------------
          Bank premises and equipment,net               $    5,110,858      $    3,071,064
                                                   ----------------------------------------
                                                   ----------------------------------------

Note 8.   Deposits

The following is a summary of interest bearing deposits by type as of September 30, 1998 and December 31, 1997:


                                                      September 30,        December 31,
                                                           1998                1997
                                                   ----------------------------------------
 Demand deposits, interest bearing                      $   28,326,868      $   17,468,844
 Savings deposits                                           19,381,466          14,890,934
 Individual retirement accounts                             80,713,200           8,028,653
 Certificates of deposit                                     8,440,502          56,902,451
                                                   ----------------------------------------
                       Total                           $   136,862,036      $   97,290,882
                                                   ----------------------------------------

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 1998:

                                                          Amount             Percent
                                                   ----------------------------------------
 Three months or less                                   $    3,916,941               18.8%
 Three through six months                                    3,902,368               18.7%
 Six through twelve months                                   7,109,309               34.1%
 Over twelve months                                          5,900,880               28.3%
                                                   ----------------------------------------
                       Total                            $   20,829,498              100.0%
                                                   ----------------------------------------
                                                   ----------------------------------------



A summary of the scheduled maturities for all time deposits as of September 30, 1998 is as follows:

                       1998                             $   16,931,014
                       1999                                 48,806,086
                       2000                                 12,532,482
                       2001                                  5,137,914
                       2002                                  2,053,376
                    Thereafter                               3,692,830
                                                   --------------------
                                                        $   89,153,702
                                                   --------------------
                                                   --------------------
Note 9.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require South Branch and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that South Branch and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

                                                                                            To be Well Capitalized
                                                                     Minimum Required       under Prompt Corrective
                                                 Actual              Regulatory Capital         Action Provisions
                                       ------------------------  -------------------------  ------------------------
                                          Amount      Ratio         Amount       Ratio         Amount      Ratio
                                       ------------------------  -------------------------  ------------------------
 As of September 30, 1998
 Total Capital (to risk weighted assets)
     South Branch                         $ 22,976       18.6%       $  9,882        8.0%      $ 12,353       10.0%
     SBVNB                                  13,579       14.1%          7,704        8.0%         9,630       10.0%
     CSB                                     8,968       33.9%          2,116        8.0%         2,645       10.0%

 Tier I Capital (to risk weighted assets)
     South Branch                           21,659       17.6%          4,923        4.0%         7,384        6.0%
     SBVNB                                  12,582       13.1%          3,842        4.0%         5,763        6.0%
     CSB                                     8,647       32.7%          1,058        4.0%         1,587        6.0%

 Tier I Capital (to average assets)
     South Branch                           21,659       11.7%          5,549        3.0%         9,248        5.0%
     SBVNB                                  12,582        9.0%          4,194        3.0%         6,990        5.0%
     CSB                                     8,647       18.8%          1,380        3.0%         2,300        5.0%

 As of December 31, 1997
 Total Capital (to risk weighted assets)
     South Branch                         $ 15,759       17.7%       $  7,126        8.0%      $  8,908       10.0%
     SBVNB                                  12,779       14.4%          7,123        8.0%         8,904       10.0%
     CSB
                                    *           *              *           *             *           *
 Tier I Capital (to risk weighted assets)
     South Branch                           14,864       16.7%       $  3,563        4.0%      $  5,345        6.0%
     SBVNB                                  11,884       13.4%          3,562        4.0%         5,342        6.0%
     CSB                                    *           *              *           *             *           *
 Tier I Capital (to average assets)
     South Branch                           14,864       11.3%          3,941        3.0%         6,569        5.0%
     SBVNB                                  11,884        9.2%          3,897        3.0%         6,494        5.0%
     CSB                                    *           *              *           *             *           *


 * - No data presented relative to CSB for the year ended December 31, 1997, as this subsidiary was acquired by South Branch in March 1998.

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

ACQUISITION

At the close of business March 31, 1998, South Branch acquired 60% of the outstanding common stock of Capital State, a Charleston, West Virginia state chartered bank with total assets approximating $44 million at the time of acquisition, in exchange for 183,465 shares of South Branch's common stock. South Branch had previously acquired 40% of Capital State's outstanding common stock during 1997. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998.

RESULTS OF OPERATIONS

Earnings Summary

The Company reported net income of $505,000 for the three months ended September 30, 1998 compared to $433,000 for the third quarter of 1997, representing an 16.6% increase. For the nine month period ended September 30, 1998, South Branch's net income of $1,303,000, increased 14.1% from the $1,142,000 reported for the same period of 1997. The increase in earnings for both the quarterly and nine month periods resulted primarily from growth in interest earning assets and improved service fee revenues.

Earnings per common share were $0.85 for the quarter ended September 30, 1998, compared to the $1.05 reported for the third quarter of 1997. For the nine month period ended September 30, 1998, earnings per common share totaled $2.44, compared to $2.92 for the same period of 1997. The declines in quarterly and year-to-date earnings per share are attributable to the dilution arising from acquisition of Capital State. The dilutive effect of this acquisition is expected to be offset in the future by improved earnings performance of Capital State resulting from its continued asset growth and planned cost control initiatives.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $5,079,000 for the nine month period ended September 30, 1998 compared to $3,999,000 for the same period of 1997, representing an increase of $1,080,000 or 27.0%. This increase resulted from growth in the volume of earning assets as result of the acquisition of Capital State and as a result of continued solid loan growth. South Branch's net yield on interest earning assets decreased slightly to 4.3% for the nine month period ended September 30, 1998, compared to 4.4% for the same period in 1997. Growth in net interest income is expected to continue due to anticipated continued growth in volumes of interest earning asset, principally loans, over the near term. Conversely, the Company's net yield on earning assets is anticipated to continue to contract over the balance of 1998, primarily due to Capital State having a lower yield on interest earning assets and a slightly higher cost of interest bearing liabilities compared to that of SBVNB.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Table I below.


           Table I - Average Balance Sheet and Net Interest Income Analysis

                                       September 30, 1998                     September 30, 1997
                                    ------------------------------------ ----------------------------------------
                                      Average    Earnings/     Yield/        Average     Earnings/    Yield/
                                      Balance     Expense       Rate         Balance      Expense      Rate
                                    ------------------------------------ ----------------------------------------
 Interest Earning Assets

     Loans, net of unearned income     $117,225     $  8,229        9.4%       $ 87,349    $  6,343        9.7%
     Securities
         Taxable                         28,674        1,430        6.6%         25,398       1,248        6.6%
         Tax-exempt (1)                   6,187          363        7.8%          6,028         359        7.9%
     Federal funds sold                   5,128          182        4.7%          1,106          49        5.9%
                                     ------------------------------------ ---------------------------------------
   Total interest earning assets        157,214       10,204        8.7%        119,881       7,999        8.9%

 Noninterest earning assets
     Cash & due from banks                3,565                                   2,739
     Bank premises and equipment          4,081                                   3,127
     Other assets                         6,066                                   6,140
     Allowance for loan losses           (1,144)                                   (846)
                                     --------------                        ----------------
            Total assets               $169,782                                $131,041
                                     --------------                        ----------------
                                     --------------                        ----------------

 Interest bearing liabilities
     Interest bearing demand Deposits  $ 23,340      $   588        3.4%       $ 19,072     $   444        3.1%
     Savings deposits                    15,881          383        3.2%         13,661         324        3.2%
     Time deposits                       79,918        3,466        5.8%         61,385       2,652        5.8%
     Short-term borrowings                5,228          168        4.3%          5,695         191        4.5%
     Long-term borrowings                12,395          520        5.6%          7,300         389        7.1%
                                      ------------------------------------- --------------------------------------
     Total interest bearing liabilities 136,762        5,125        5.0%        107,113       4,000        5.0%
                                      ------------------------------------- --------------------------------------

 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                     10,759                                   9,107
     Other liabilities                    1,418                                   1,537
     Shareholders' equity                20,843                                  13,284
                                      -------------                          ------------
       Total liabilities and
         shareholders' equity          $169,782                                $131,041
                                      =============                          ============
 Net interest earnings                              $  5,079                               $  3,999
                                                    =========                              ========
 Net yield on interest earning assets                              4.3%                                   4.4%
                                                              ============                           ============

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $126,000 and $122,000 for the periods ended September 30, 1998 and 1997, respectively.

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

The Company recorded a $195,000 provision for loan losses for the first nine months of 1998, compared to $110,000 for the same period in 1997. This increase reflects the acquisition of Capital State and continued growth of the loan portfolio. Net loan charge-offs for the first three quarters of 1998 were $45,000, as compared to $134,000 over the same period of 1997. At September 30, 1998, the allowance for loan losses totaled $1,317,000 or 1.0% of loans, net of unearned income, compared to $895,000 or 1.0% of loans, net of unearned income at December 31, 1997. See Note 6 of the notes to the accompanying consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1998 and 1997 and for the year ended December 31, 1997.

As illustrated in Table II below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have remained stable during the past 12 months, despite continued growth in the Company's loan portfolio.

                                   Table II -
               Summary of Past Due Loans and Non-Performing Assets
                            (in thousands of dollars)

                                                              September 30                  December 31,
                                                       ------------------------
                                                        1998              1997                1997
                                                        ----              ----                ----
Loans contractually past due 90 days or
    more still accruing interest                        $327               $31                $ 96
                                                        ====               ===                ====

Non-performing assets:
         Non-accruing Loans                             $140              $125                $142
         Other repossessed assets                          -                35                  16
         Other real estate owned                          19                55                  57
                                                       -----             -----               -----

                                                        $159              $215                $215
                                                        ====              ====                ====

Noninterest Income and Expense

Ignoring the $96,000 gain on the sale of Bank premises, equipment and other assets recognized in 1997, total other income increased approximately $130,000 or 41.5% to $444,000 during the first nine months of 1998, as compared to the first nine months of 1997. The most significant item contributing to this increase was service fee income, which increased $109,000 from approximately $203,000 to $312,000, or 53.9%. This resulted primarily from a change in SBVNB's deposit fee structure. Management expects the Company will achieve similar levels of service fee income throughout the remainder of 1998.

Total noninterest expense increased approximately $783,000, or 31.4% to $3,272,000 during the first nine months of 1998 as compared to the first nine months of 1997. Substantially all of this increase resulted due to the noninterest expenses of Capital State incurred from the date of its acquisition on April 1, 1998 through September 30, 1998.

FINANCIAL CONDITION

Total assets were $190,874,000 at September 30, 1998, compared to $140,648,000 at December 31, 1997, representing a 35.7% increase, which resulted primarily from the Company's acquisition of Capital State effective April 1, 1998. Table III below serves to illustrate the impact of the Capital State acquisition on the Company's securities, loans and deposit portfolios, as well as shareholders' equity.

                                   Table III -
                     Impact of Capital State Acquisition on
                          Company's Financial Position
                                 (in thousands)
                                                   Increase (Decrease)
                                               ------------------------
                                                Change due    Net
                                   Balance      to Capital  Changes due  Balance
                                 December 31,     State       other      Sept. 30,
                                     1997       Acquisition  Factors       1998
                               -----------------------------------------------------
 Securities                         $   27,547    $ 10,467   $  (2,204)    $ 35,810
 Loans, net                             92,573      24,488      18,977      136,038
 Noninterest bearing deposits            9,694       1,034        (347)      10,381
 Interest bearing deposits              97,291      31,861       7,710      136,862
 Shareholders equity                    15,061       7,981         940       23,982


Refer to Notes 4, 5 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the South Branch's securities, loans and deposits between September 30, 1998 and December 31, 1997.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $8,751,000 at September 30, 1998 versus $9,752,000 at December 31, 1997. Further enhancing the Company's liquidity is the availability as of September 30, 1998 of $5,010,000 in securities maturing within one year, plus additional securities totaling in excess of $30,761,000 classified as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has unused lines of credit available under various existing borrowing arrangements with the Federal Home Loan Bank of Pittsburgh.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 1998 totaled $23,981,000 compared to $15,061,000 at December 31, 1997, representing an increase of 59.2% which as illustrated in Table III above, resulted primarily from to the acquisition of Capital State.

See Note 9 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

                           PART II. OTHER INFORMATION


Item 6(b). Reports on Form 8-K.

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




                                               SOUTH BRANCH VALLEY BANCORP, INC.
                                                              (registrant)

                                               By: /s/ H. Charles Maddy III
                                               ---------------------------------
                                               H. Charles Maddy, III,
                                               President and
                                               Chief Executive Officer




                                               By: /s/ Robert S. Tissue
                                               ---------------------------------
                                               Robert S. Tissue,
                                               Chief Financial Officer


Date November 16, 1998
------------------------