Form 10KSB
period 1998-12-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1999-03-31
CIK 811808

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 1998
                                           -----------------

                        Commission File Number 0-16587
                                               -------

                      South Branch Valley Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        West Virginia              55-0672148
               --------------------------------------------------
               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)    Identification No.)


                               310 N. Main Street
                         Moorefield, West Virginia      26836
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                                (304) 538-2353
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
                   Title of each class      on which registered
                   --------------------    -----------------------
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


State issuer's revenues for its most recent fiscal year:  $14,488,278

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


                  Aggregate market value        Based upon reported
                     of voting stock            closing price on
                  -----------------------     ----------------------
                      $18,625,876                 March 24, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                          Class            Outstanding as of March 24, 1999
                  -----------------------  --------------------------------
                  Common ($2.50 par value)            591,292 shares


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

                                                      Part of Form 10-KSB
                                                      into which document
            Document                                  is Incorporated

      South Branch Valley Bancorp, Inc.'s             Part III - Item 9,
      definitive Proxy Statement for the 1999         Item 10, Item 11,
      Annual Shareholders' Meeting.                   and Item 12











This form 10-KSB is comprised of 69 pages. The exhibit index is located on page 54.

                       SOUTH BRANCH VALLEY BANCORP, INC
                                 FORM 10-KSB
                                    INDEX


                                                                            Page
PART I.

Item 1. Business                                                               4

Item 2. Properties                                                            10

Item 3. Legal Proceedings                                                     10

Item 4. Submission of Matters to a Vote of Shareholders                       10

PART II.

Item 5. Market for the Registrant's Common Stock and
        Related Shareholder Matters                                           11

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations and Related Statistical Disclosures             11

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accounts on Accounting and
        Financial Disclosure                                                  24

PART III.

Item 9. Directors and Executive Officers                                      53

Item 10.Executive Compensation                                                53

Item 11.Security Ownership of Certain Beneficial
        Owners and Management                                                 53

Item 12.Certain Relationships and Related Transactions                        53

Item 13.Exhibits, Financial Statement Schedules and Reports on Form 8-K       53


Signatures                                                                    55

PART I.

ITEM 1. BUSINESS

Organized in 1987 as a West Virginia Corporation, South Branch Valley Bancorp, Inc. ("Company" or "South Branch") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

At the close of business on December 31, 1987, South Branch merged its wholly owned subsidiary, South Branch Valley National Bank Inc., with South Branch Valley National Bank ("SBVNB"), a commercial bank with its principal place of business located at 310 N. Main Street, Moorefield, West Virginia.

During the first half of 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State Bank, Inc ("CSB"). To facilitate the funding of this investment, the Company issued and sold 34,317 shares of its common stock at $43.50 per share to seven directors of the Company in a limited stock offering. Additionally, the Company obtained two long-term borrowings from two unaffiliated financial institutions totaling $3,500,000. On August 6, 1997, the Company entered into an Agreement and Plan of Merger with CSB to acquire the remaining 60% of its outstanding common shares. The Agreement, as amended on December 16, 1997, provided for the shareholders of CSB to receive one (1) share of the Company's common stock in exchange for each 3.95 shares of CSB stock owned. To facilitate this transaction, the Company issued a total of 183,465 shares of its common stock. On March 24, 1998 and March 25, 1998, the shareholders of CSB and the Company respectively, approved the transaction and, it was consummated at the close of business on March 31, 1998.

South Branch's business activities are conducted through its two bank subsidiaries, SBVNB and CSB. The bank subsidiaries presently account for substantially all of the consolidated assets, revenues and earnings of South Branch. SBVNB was originally chartered by the Office of the Comptroller of the Currency ("OCC") on August 15, 1883. CSB is a West Virginia banking association and was chartered on December 8, 1995. SBVNB and CSB are full service, FDIC insured institutions engaged in the commercial and retail banking business.

The Company offers a wide variety of banking services to its customers. South Branch accepts deposits and has night depositories and automated teller machines for the convenience of their customers. The Company offers its customers various deposit arrangements with a variety of maturities and yields, including non-interest bearing and interest bearing demand deposits, savings deposits, time certificates of deposit, club accounts, and individual retirement accounts.

South Branch offers a full spectrum of lending services to their customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. The Company also offers credit cards, the balances of which are insignificant to total loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans, which represented approximately 29.1% of total loans at December 31, 1998, are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans represented approximately 51.3% of total loans as of December 31, 1998 and consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. See Note 5 of the accompanying Consolidated Financial Statements, included in Part II, Item 7 of this Form 10-KSB, for a summary of the Company's loans at December 31, 1998 and 1997. Indirect lending represents less than 1.0% of the Company's total loans. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Company lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. The Company does not currently originate loans for sale.

When considering loan requests, the primary factors taken into consideration by the Company are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower's place of business.

South Branch's subsidiary bank, SBVNB also serves as trustee where appointed by a court or under a private trust agreement. As trustee, SBVNB invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 1998, fees generated from the operation of the SBVNB's Trust Department comprised less than one percent of gross revenues earned during the year.

In order to compete with other financial service providers, the Company principally relies upon personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customer's needs. The Company also has a marketing program that primarily utilizes local radio and newspapers to advertise.

SUPERVISION AND REGULATION

GENERAL

South Branch, as a bank holding company, is subject to the restrictions of the BHCA, and is registered pursuant to its provisions. As a registered bank holding company, South Branch is subject to the reporting requirements of the Federal Reserve Board of Governors ("FRB"), and is subject to examination by the FRB.

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

The BHCA permits South Branch to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the FRB if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized;
(ii) the bank holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

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

As a bank holding company doing business in West Virginia, South Branch is also subject to regulation by the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the West Virginia Division of Banking.

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

The operations of SBVNB, as a national banking association, is subject to federal statutes and regulations which apply to national banks, and is primarily regulated by the OCC. CSB is subject to similar West Virginia statutes and regulations, and is primarily regulated by the West Virginia Division of Banking. SBVNB and CSB are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of SBVNB and CSB are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of SBVNB and CSB. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, South Branch's subsidiary banks each must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

PERMITTED NON-BANKING ACTIVITIES

The FRB permits, within prescribed limits, bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West Virginia. Some examples of non-banking activities which presently may be performed by a bank holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the bank holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler's checks and U. S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

CREDIT AND MONETARY POLICIES AND RELATED MATTERS

South Branch's subsidiary banks are affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB. An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The operations of South Branch's subsidiary banks are affected by the policies of government regulatory authorities, including the FRB which regulates money and credit conditions through open market operations in United States Government and federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits. These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments. The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future. Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to contribute capital to a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when South Branch may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

CAPITAL REQUIREMENTS

As a bank holding company South Branch is subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. South Branch's subsidiary banks, SBVNB and CSB are subject to substantially similar capital requirements adopted by adopted by its applicable regulatory agencies.

Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital. Bank holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a bank holding company's Tier 1 capital.

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

As of December 31, 1998, the regulatory capital ratios of South Branch and its bank subsidiaries are set forth in the table in Note 13 of the notes of the accompanying consolidated financial statements

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The banking subsidiaries of South Branch were "well capitalized" institutions as of December 31, 1998. As well-capitalized institutions, SBVNB and CSB are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate.

REIGLE-NEAL INTERSTATE BANKING BILL

In  1994,   Congress  passed  the  Reigle-Neal   Interstate  Banking  Bill  (the
"Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill. The Interstate Bill will permit consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and, where permitted, due to de novo market entrants.

COMMUNITY REINVESTMENT ACT

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any bank holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the "December 1993 Proposal"). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the "Revised CRA Proposal"). The Revised CRA Proposal, compared to the December 1993 Proposal, would essentially broaden the scope of CRA performance examinations and more explicitly consider community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

In  the  most  recent  CRA   examinations  by  the  applicable  bank  regulatory
authorities, South Branch's bank subsidiaries were given "satisfactory" or better CRA ratings.

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

COMPETITION

The Company competes primarily with numerous other banks and financial institutions within its primary market area of the Eastern Panhandle and South Central counties of West Virginia. It can be expected that with the liberalization of the branch banking laws in West Virginia, additional financial institutions may compete with the Company. South Branch takes an aggressive competitive posture, and intends to continue vigorously competing for its share of the market within its service area by offering competitive rates and terms on both loans and deposits.

EMPLOYEES

At December 31, 1998, the Company employed 72 full-time equivalent employees.

ITEM 2. PROPERTIES

In 1974 the SBVNB acquired 5.82 acres of land located on the west side of U.S. Route 220 on Main Street in Moorefield, West Virginia. On June 29, 1976 SBVNB received the approval of the Office of the Comptroller of the Currency to locate of its main office to this site. This is the present location of the SBVNB's and the Company's principal offices. In April 1994 SBVNB acquired approximately one acre of real estate on the west side of U.S. Route 220 adjoining the main office. During 1998, SBVNB acquired an additional 5 acres of the land adjoining this site.

On April 5, 1983 the SBVNB acquired property located in the town of Mathias, West Virginia. Since December 28, 1984 the SBVNB has operated its Mathias branch bank from this site.

By deeds dated May 31, 1986 and July 14, 1986 the SBVNB acquired two parcels of land located on the east side of U.S. Route 220 in the town of Franklin, West Virginia. On October 3, 1986 the SBVNB received preliminary approval from the Office of the Comptroller of the Currency to establish a branch bank at this location. SBVNB's Franklin branch was opened for banking operations on January 1, 1987.

During 1995, SBVNB acquired a parcel of land and branch office located on the north side of U.S. Route 220 in the town of Petersburg, West Virginia. This property was purchased from Blue Ridge Bank and began operating as a branch of SBVNB on November 15, 1995.

In conjunction with the acquisition of CSB in March 1998, the Company acquired CSB's banking facility located in South Ridge Centre in Charleston, West Virginia. South Ridge is a large shopping center complex on U.S. Route 119 approximately eight miles south of the Charleston downtown area. CSB's facility opened on December 16, 1995, and is constructed on land leased for an initial 50 year term expiring in 2045.


ITEM 3. LEGAL PROCEEDINGS

South Branch is involved in various pending legal proceedings, all of which are regarded by management as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on the business or financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of Company shareholders.

PART II.

ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
MATTERS

The Company acts as its own registrar and transfer agent. During 1998, its shares were not publicly traded on any exchange or over the counter market. Shares of the Company's common stock were occasionally bought and sold by private individuals, firms or corporations. In many instances, the Company did not have knowledge of the purchase price or the terms of the purchase. No definitive records of bids and ask or sale prices were available.

Beginning on January 6, 1999, quotation of South Branch's common stock began on the OTC Bulletin Board under the symbol "SBVB".

The approximate number of stockholders of record for South Branch's common stock as of March 19, 1999 was 1,446.

The following sets forth quarterly cash dividends declared per share for the prior two years.

                                          Quarterly Common Stock Dividend
                                          -------------------------------
                              Quarter           1998    1997
                              -------           ----    ----
                              First             $  -    $  -
                              Second             .44     .41
                              Third                -       -
                              Fourth             .45     .43

Dividends paid by South Branch to its stockholders are based on dividends it receives from its subsidiary banks. The ability of the bank subsidiaries to pay dividends to South Branch is subject to certain limitations of the national banking laws. In general, these limitations provide that no bank can pay dividends if the total of all dividends, including any proposed dividend declared by a bank in any calendar year, exceeds net income for that year when combined with net income for the preceding two years, less dividends for all three years. This restriction may be waived if the approval of the applicable bank regulatory authorities is obtained for such distribution.

Additional information with regard to dividend restrictions is included in Note 13 of the Notes to Consolidated Financial Statements included on pages 46 through 47 under Part II, Item 7 of this filing.

Cash dividends rose 6.0% to $.89 per share in 1998. It is the intention of management and the Board of Directors to continue to pay dividends on similar schedule during 1998. However, future cash dividends will depend on the earnings, financial condition and the business of the bank subsidiaries, as well as general economic conditions; however, management is not presently aware of any reason why dividend payments should not continue.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RELATED STATISTICAL DISCLOSURES

INTRODUCTION AND SUMMARY

The following is management's discussion and analysis of the financial condition and financial results of operations for South Branch Valley Bancorp, Inc. ("Company" or "South Branch") and its wholly owned subsidiaries, South Branch Valley National Bank ("SBVNB") and Capital State Bank, Inc. ("CSB") as of December 31, 1998. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of South Branch Valley Bancorp, Inc. are conducted through its wholly owned bank subsidiaries, the following discussion focuses primarily on the financial condition and operations of SBVNB and CSB. All amounts and percentages have been rounded for this discussion. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company as of December 31, 1998 and for each of the three years then ended.

ACQUISITION

At the close of business March 31, 1998, South Branch acquired 60% of the outstanding common stock of CSB, a Charleston, West Virginia state chartered bank with total assets approximating $44 million at the time of acquisition, in exchange for 183,465 shares of South Branch's common stock. South Branch had previously acquired 40% of CSB's outstanding common stock during 1997. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of CSB are reflected in the Company's consolidated financial statements beginning April 1, 1998. Refer to Note 2 of the accompanying consolidated financial statements for additional information regarding this acquisition.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three years ended December 31, 1998, 1997, and 1996, was $1,733,000, $1,520,000, and $1,490,000, respectively. On a per share basis, net income was $3.16 in 1998 compared to $3.83 in 1997, and $3.94 in 1996. Return on average total assets for the year ended December 31, 1998 was 0.98% compared to 1.15% in 1997 and 1.27% in 1996. Return on average equity was 7.41% in 1998 compared to 11.09% in 1997. A summary of the significant factors influencing the Company's results of operations and related ratios is included in the following discussion.

NET INTEREST INCOME

The major component of the South Branch's net earnings is net interest income, which is the excess of interest earned on earning assets over the interest expense incurred on interest bearing sources of funds. Net interest income is affected by changes in volume, resulting from growth and alterations of the balance sheet's composition, fluctuations in interest rates and maturities of sources and uses of funds. Management seeks to maximize net interest income through management of its balance sheet components. This is accomplished by determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining portfolio risk at an acceptable level.

Net interest income, adjusted to a fully tax equivalent basis, totaled $7,001,000, $5,346,000 and $5,059,000 for the years ended December 31, 1998,
1997, and 1996 respectively resulting in a net interest margin of 4.3% for 1998 compared to 4.4% and 4.6% for 1997 and 1996, respectively. The net interest margin recognizes earning asset growth by expressing net interest income as a percentage of total average earning assets. Lower yields on interest earning assets continued to negatively impact the Company's net interest margin. In 1998, the yield on interest earning assets decreased 20 basis points from 8.8% in 1997 to 8.6% in 1998, primarily due to the acquisition of CSB which had a lower yield on interest earning assets than that of SBVNB, while the cost of interest bearing liabilities remained unchanged at 5.0% during the same periods. The spread between interest earning assets and interest bearing liabilities could continue to contract, thus negatively impacting the Company's net interest income in 1999. Management continues to monitor the net interest margin through simulation and GAP analyses to minimize the potential for any significant negative impact. See the Interest Rate Risk Management section for further discussion of the impact of changes in market interest rates could have on the Company.

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on earning assets and costs of interest bearing liabilities for the years 1998, 1997 and 1996 are presented in Table I. Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume). Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

As identified in Table II, the change in net interest margin from 1998 to 1997 was primarily attributed to the change in volume of certain interest bearing assets and liabilities, the reasons which are presented later in this discussion under the appropriate balance sheet section.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision for loan losses for each of the years ended December 31, 1998, 1997 and 1996 totaled $270,000, $155,000 and $95,000, respectively. As further discussed in the Loan Portfolio and Risk Elements section of this analysis, increases in South Branch's provision for loan losses are primarily attributed to the acquisition of CSB and the Company's continued, strong loan growth. An analysis of the components comprising the allowance for loan losses for the years ended December, 1998, 1997 and 1996, including charge offs and recoveries within each significant loan classification, is included in Note 6 of the accompanying consolidated financial statements.

NONINTEREST INCOME

Noninterest  income totaled  $609,000,  $525,000 and $457,000 or 4.2%, 4.7%, and
4.5% of total income for each of the years ended December 31, 1998, 1997, and 1996, respectively. Excluding gains on the sale of Bank premises, equipment and other assets recognized in 1998 and 1997, total other income increased approximately $157,000 or 36.1% in 1998, as compared to 1997. The most significant items contributing to this increase was service fee income, which increased $151,000 from approximately $280,000 to $431,000, or 53.9%, which resulted primarily from a change in SBVNB's deposit fee structure and the acquisition of CSB.

NONINTEREST EXPENSE

Noninterest  expense  totaled  $4,476,000,  $3,342,000  and $3,156,000 or 38.0%,
37.5% and 39.4% of total expense for each of the years ended December 31, 1998, 1997, and 1996, respectively. Total noninterest expense increased $1,134,000 or 33.9% from 1997 to 1998. Substantially all of this increase resulted from the $940,000 in noninterest expenses that Capital State incurred from the date of its acquisition on April 1, 1998 through December 31, 1998.

INCOME TAX EXPENSE

Income tax expense (benefit) for the three years ended December 31, 1998, 1997, and 1996 totaled $967,000, $691,000 and $643,000, respectively. Refer to Note 10 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing the Company's effective income tax rates.

TABLE I - AVERAGE DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY, INTEREST EARNINGS & EXPENSES, AND AVERAGE RATES
(In thousands of dollars)
                                                     1998                      1997                       1996
                                            -------------------------  -------------------------  ------------------------
                                            Average  Earnings/  Yield  Average  Earnings/  Yield  Average  Earnings/ Yield
                                            Balances Expense    Rate   Balances Expense    Rate   Balances Expense   Rate
                                            -------------------------- -------------------------  ------------------------
ASSETS
Interest earning assets
  Loans, net of unearned
    interest (1)                            $123,003 $11,437     9.3%   $90,082 $8,558      9.5%  $76,797  $7,552     9.8%
  Securities
    Taxable                                   27,567   1,813     6.6%    23,572  1,541      6.5%   26,557   1,711     6.4%
    Tax-exempt (2)                             6,213     486     7.8%     6,005    477      7.9%    4,757     386     8.1%
  Interest bearing deposits
    with other banks                           1,056      72     6.8%     1,437     97      6.8%    1,869     125     6.7%
  Federal funds sold                           4,992     236     4.7%     1,388     80      5.8%      892      49     5.5%
                                            -------------------------- -------------------------  ------------------------
Total interest earning assets                162,831  14,044     8.6%   122,484 10,753      8.8%  110,872   9,823     8.9%
Noninterest earning assets
  Cash and due from banks                      3,684                      2,752                     2,419
  Bank premises and equipment                  4,634                      3,121                     3,155
  Other assets                                 6,653                      4,773                     1,298
  Allowance for loan losses                   (1,190)                      (852)                     (861)
                                            ----------                -----------                ---------
    Total assets                            $176,612                  $ 132,278                  $116,883
                                            ==========                ===========                =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits                          $24,085    $830     3.4%   $18,725  $579      3.1%   $19,761    $669     3.4%
  Savings deposits                            15,730     502     3.2%    13,349   424      3.2%    15,048     523     3.5%
  Time deposits                               82,479   4,760     5.8%    62,307 3,604      5.8%    57,756   3,398     5.9%
  Short-term borrowings                        5,371     232     4.3%     5,685   256      4.5%     1,579      68     4.3%
  Long-term borrowings                        13,004     719     5.5%     7,831   544      6.9%     1,803     106     5.9%
                                            -------------------------- -------------------------  ------------------------
                                             140,669   7,043     5.0%   107,897 5,407      5.0%    95,947   4,764     5.0%
Noninterest bearing liabilities
  Demand deposits                             11,012                      9,213                     8,532
  Other liabilities                            1,533                      1,468                       914
                                            ----------                -----------                ---------
   Total liabilities                         153,214                    118,578                   105,393
Shareholders' equity                          23,398                     13,700                    11,490
                                            ----------                -----------                ---------
  Total liabilities and
    shareholders' equity                    $176,612                   $132,278                  $116,883
                                            ==========                ===========                =========
NET INTEREST EARNINGS                                $7,001                    $5,346                      $5,059
                                                     =======                   =======                     ======
NET INTEREST YIELD ON EARNING ASSETS                             4.3%                     4.4%                       4.6%
                                                                 ====                     =====                      =====

(1) - For purposes of this table, non-accrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $324,000, $173,000 and $181,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) - For purposes of this table, interest income on tax-exempt securities has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $165,000, $162,000 and $131,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

TABLE II - CHANGES  IN  INTEREST  MARGIN  ATTRIBUTABLE  TO RATE AND  VOLUME
( In thousands of dollars)

                                                     1998 VERSUS 1997         1997 VERSUS 1996
                                                     ----------------         ----------------
                                                     Increase (Decrease)      Increase(Decrease)
                                                      Due to Change in:        Due to Change in:
                                                   -----------------------   ------------------------
                                                   Volume    Rate     Net     Volume    Rate     Net
                                                   -----------------------   ------------------------
Interest earned on:
Loans                                              $3,065   $(186)  $2,879     $1,269  $(263)  $1,006
Securities
  Taxable                                             263       9      272       (193)    23     (170)
  Tax-exempt                                           17      (8)       9         99     (8)      91
Interest bearing deposits
  with other banks                                    (26)      1      (25)       (29)     1      (28)
Federal funds sold                                    173     (17)     156         28      3       31
                                                   -------  ------  -------    -------  -----  -------
Total interest earned on
  interest earning assets                           3,492    (201)   3,291      1,174   (244)     930
                                                   -------  ------  -------    -------  -----  -------
Interest paid on:
Interest bearing demand
  deposits                                            180      71      251        (36)   (54)     (90)
Savings deposits                                       76       2       78        (62)   (37)     (99)
Time deposits                                       1,164      (8)   1,156        264    (58)     206
Short-term borrowings                                 (14)    (10)     (24)       185      3      188
Long-term borrowings                                  303    (128)     175        415     23      438
                                                   -------  ------  -------    -------  -----  -------
  Total interest paid on
    interest bearing liabilities                    1,709     (73)   1,636        766   (123)     643
                                                   -------  ------  -------    -------  -----  -------
Net interest income                                $1,783   $(128)  $1,655       $408   (121)     287
                                                   =======  ======  =======    =======  =====  =======



CHANGES IN FINANCIAL POSITION

Total average assets for the year ended December 31, 1998 were $176,612,000 an increase of 33.5% over 1997's average of $132,278,000. This increase in total average assets is primarily attributable to the CSB acquisition and growth in deposits and borrowings and are detailed below in the discussions of changes in significant components of the Company's balance sheet between December 31, 1997 and December 31, 1998. The Company's total average interest earning assets, expressed as a percentage of total assets, remains high, although this ratio has decreased slightly to 92.2% for 1998 as compared to 92.6% for 1997.

SECURITIES

Securities comprised approximately 16.3% of total assets at December 31, 1998 compared to 19.6% at December 31, 1997. All securities are classified as available for sale to provide management with flexibility to better manage its balance sheet structure and react to asset/liability management issues as they arise. Average securities approximated $33,780,000 for 1998 or 14.2% more than 1997's average of $29,577,000. Refer Note 4 of the accompanying consolidated financial statements for details of amortized cost, the fair values, unrealized gains and losses as well as the security classifications by type.

At December 31, 1998, the Company did not own securities of any one issuer that exceeded ten percent of shareholders' equity. The maturity distribution of the securities portfolio at December 31, 1998, together with the weighted average yields for each range of maturity, are summarized in Table III. The stated average yields are actual yields and are not stated on a tax equivalent basis.

TABLE III - SECURITIES MATURITY ANALYSIS
 (At amortized cost, in thousands of dollars)

                                                             After one      After five
                                              Within         but within     but within    After
                                              one year       five years     ten years     ten years
                                              ---------      ----------     -----------   ----------
                                            Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield

 Available for sale
 U. S. Treasury securities                  $1,499   6.6%  $1,491   6.3%  $    -      -    $  -      -
 U. S. Government agencies
    and corporations                         1,498   6.5%   6,477   6.1%    4,723  6.3%       -      -
 Small Business Administration
    guaranteed loan participation
    certificates                               394   6.4%     579   6.4%       -      -       -      -
 Mortgage backed securities -
    U. S. Government agencies
      and corporations                       2,916   6.7%   3,418   6.4%       -      -       -      -
 State and political
    subdivisions                               413   3.5%   1,827   4.1%    1,834  4.9%   2,174   5.2%
 Other                                         250   7.0%       -     -         -    -    1,408   6.5%
                                            -------         -----           -----        ------

                                           $ 6,970   6.0% $13,792   5.7%   $6,557  5.9%  $3,582   5.7%
                                           ========       =======          ======        ======

LOAN PORTFOLIO

The following table depicts loan balances at December 31, 1998 and 1997 by types along with their respective percentage of total loans outstanding.

                                                           (In thousands of dollars)
                                                        1998                      1997
                                             -----------------------------------------------------
                                                          Percent of                  Percent of
                                             Amount        Total             Amount    Total
                                             ----------------------------------------------------
  Commercial, financial and agricultural     $41,957        29.1%           $30,325     32.4%
  Real estate - construction                   1,801         1.2%               144      0.2%

  Real estate - mortgage                      73,886        51.3%            42,640     45.6%

  Installment loans to individuals
     (net of unearned interest)               26,089        18.1%            19,890     21.3%
  Other                                          409         0.3%               469      0.5%
                                             --------       -----            ------    ------
           Total loans                       144,142       100.0%            93,468    100.0%
                                                          =======                      ======
  Less allowance for loan losses               1,372                            895
                                             --------                        ------
           Loans, net                       $142,770                        $92,573
                                            =========                       =======


Total net loans averaged $123,003,000 in 1998 and comprised 69.6% of total average assets compared to $90,082,000 or 68.1% of total average assets during 1997. This increase in the dollar volume of loans is primarily attributable to the CSB acquisition and to continuation of the Company's strategy which began in 1996 to more aggressively expand the Company's commercial and real estate loan portfolios.

Refer to Note 5 of the accompanying consolidated financial statements for the Company's loan maturities and a discussion of the Company's adjustable rate loans as of December 31, 1998.

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in Note 12 to the accompanying consolidated financial statements but not reflected in the accompanying consolidated financial statements. There have been no significant changes in these type of commitments and contingent liabilities and the Company does not anticipate any material losses as a result of these commitments.

RISK ELEMENTS

The following table presents a summary of restructured or non-performing loans for each of the three years ended December 31, 1998, 1997 and 1996.

                                              (In thousands of dollars)
                                                  December 31,
                                              --------------------------
                                                1998   1997    1996
                                              --------------------------
 Nonaccrual loans                               $297  $ 142    $343
 Accruing loans past due 90 days or more         355     96     324
 Restructured loans                                -     55      55
                                               -----  -----   -----
              Total                            $ 652  $ 293    $722
                                               =====  =====   =====

 Percentage of total loans                       0.5%   0.3%    0.9%
                                                ====   ====    ====

The increase in non-performing loans from year 1997 to 1998 is not deemed significant relative to the growth in the size of the loan portfolio, as total nonaccrual and restructured loans as a percentage of total outstanding loans have remained at a low level of less than 1 percent for each of the three years presented. Refer to Note 5 of the accompanying consolidated financial statements for additional discussion of non-accrual loans and to Note 6 for a discussion of impaired loans which are included in the above balances..

The Company's subsidiary banks, on a quarterly basis, perform a comprehensive loan evaluation which encompasses the identification of all potential problem credits which are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, the credit review department reviews the specific loans for collectibility, performance and collateral protection. In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified and the allowance for loan losses is adjusted appropriately through a provision for loan losses. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either non-accrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are, therefore, not specifically quantified within this discussion. In addition, management feels these additional loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Also, these loans do not represent material credits about which management is aware of any information which would cause the borrowers to not comply with the loan repayment terms.

Specific reserves are allocated to non-performing loans based on the quarterly evaluation of expected loan loss reserve requirements as determined by Company management. In addition, a portion of the reserve is determined through the use of loan loss experience factors which do not provide for identification of specific potential problem loans. As noted above, some of the loans, which are not deemed significant, are included in the watch list of potential problem loans and have specific reserves allocated to them.

At December 31, 1998 and 1997 respectively, the allowance for loan losses represented 1.0% and 1.0% of gross loans or $1,372,000 and $895,000 and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date. The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The Company performs a quarterly evaluation of the loan portfolio to determine its adequacy. The evaluation is based on assessments of specifically identified loans, loss experience factors, current and anticipated economic conditions and other factors to identify and estimate inherent losses from homogeneous pools of loans.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that probably exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective processes management utilizes to identify probable and estimable losses. This unallocated portion is subjective and requires judgement based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 1998 and 1997, respectively, the unallocated portion of the allowance approximated $86,000 and $67,000, or 6.3% and 7.5% of the total allowance. This unallocated portion of the allowance was considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio and management's assessment of the economic environment in which the Company operates. More specifically, while loan quality remains good, the subsidiary banks have typically experienced greater losses within certain homogeneous loan pools when the Company's market area has experienced economic downturns or other significant native factors or trends, such as increases in bankruptcies, unemployment rates or past due loans.


Table IV below presents an allocation of the expected allowance for loan losses by major loan type.

TABLE IV - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
 (In thousands of dollars)


                                                      1998                    1997                  1996
                                             ----------------------  ---------------------   ----------------------
                                                      Percent of              Percent of             Percent of
                                                      loans in each           loans in each          loans in each
                                                      category to             category to            category to
                                             Amount   total loans    Amount   total loans    Amount  total loans
                                            -----------------------------------------------------------------------

 Commercial,financial
   and agricultural                           $ 377        29.1%     $ 182         32.4%      $ 182      32.9%
 Real estate                                    363        52.5%       300         45.8%        303      44.1%
 Installment                                    539        18.1%       339         21.3%        294      22.3%
 Other                                            7         0.3%         7          0.5%         11       0.7%
 Unallocated                                     86           -         67            -          68         -
                                            ----------     -----   --------        -----    -------     ------
                                             $1,372       100.0%     $ 895        100.0%      $ 858     100.0%
                                            ==========    ======   ========       ======    =======     ======

At December 31, 1998, the Company had approximately $85,000 in other real estate owned which was obtained as the result of foreclosure proceedings and $12,000 in other repossessed assets which was obtained as the result of auto repossessions. These repossessions have been insignificant throughout 1998 and management does not anticipate any material losses on any of the items currently held in other real estate owned or other repossessed assets.

DEPOSITS

Total deposits at December 31, 1998 increased approximately $39,388,000 or 36.8% compared to December 1997. Average deposits increased approximately $27,913,000 or 29.6% during 1998. This growth was primarily the result of the acquisition of CSB.

See Note 8 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 1998.

BORROWINGS

Lines of Credit: The Company has available lines of credit from the Federal Home Loan Bank of Pittsburgh which totaled $28,264,000 at December 31, 1998. Management uses this line to make additional funds available to customers in the form of loans at competitive rates. Funds acquired through this program are reflected on the consolidated balance sheet as part of short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement. Refer to Note 9 of the accompanying consolidated financial statements for additional discussion of short-term borrowings activity and long-term borrowings.

Other  lines  of  credit   available,   but  unused,   to  the  Company  through
correspondent banks totaled $10,000,000 as of December 31, 1998.

Short-term Borrowings: Total short-term borrowings decreased $2,501,000 or 35.0% from $7,145,000 at December 31, 1997 to $4,644,000 at December 31, 1998. See
Note 9 of the accompanying consolidated financial statements for a discussion of short-term borrowings.

Long-term Borrowings: The Company's long-term borrowings of $16,469,000 at December 31, 1998, compared to $10,396,000 at December 31, 1997, consisted entirely of funds borrowed on available lines of credit from the Federal Home Loan Bank to fund fixed rate local mortgage growth and specific commercial loan projects. Refer to Note 9 of the accompanying consolidated financial statements for a discussion of long-term borrowings.

LIQUIDITY

Liquidity in commercial banking can be defined as the ability to satisfy customer loan demand and meet deposit withdrawals while maximizing net interest income. The Company uses ratio analysis to monitor the changes in its sources and uses of funds so that an adequate liquidity position is maintained. Liquidity was available through cash, due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year and totaled approximately $16,896,000 and $11,799,000, or 8.5% and 8.4%of total assets at December 31, 1998 and 1997, respectively. Secondary sources of liquidity are provided by all remaining available for sale securities, Federal funds purchased, Federal Home Loan Bank lines of credit, and correspondent banks lines of credit. Management believes that the liquidity of the Company is adequate and foresees no demands or conditions that would adversely affect it.

INTEREST RATE RISK MANAGEMENT

The principal objective of asset/liability management is to minimize interest rate risk, which is the vulnerability of the Company's net interest income to changes in interest rates and manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the subsidiary banks' asset/liability management committees, which are comprised of members of the Banks' senior management and members of each respective institution's boards of directors. The Company's asset/liability management committees actively formulate the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the banks' sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business. Several techniques are available to monitor and control the level of interest rate risk. The Company regularly performs modeling to project the potential impact of future interest rate scenarios on net interest income. Through such simulation analysis, interest rate risk is maintained within established policy limits. Based upon the present mix of assets and liabilities and management's assumptions with respect to growth and repricing, no significant impact on the Company's 1999 net interest margin is expected given a 200 basis point change, either upward or downward, in interest rates during 1999.

Another means of analyzing an institution's interest rate risk is by monitoring its interest rate sensitivity "gaps." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap' is defined as the difference between interest earning assets and interest bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

Table V sets forth the Company's interest rate sensitivity gaps within the one year time horizon computed based upon contractual repricings and maturities at December 31, 1998. As presented in the table, the Company has a one year cumulative negative interest sensitivity gap of $59 million (or 33.0% of total earning assets). However, included within the one year time period are $42 million of interest bearing demand and savings deposits which on a contractual basis are immediately repriceable. The actual repricing of these deposits tends to lag well behind movements in market interest rates. Accordingly, the sensitivity of such core deposits to changes in market interest rate may differ significantly from their contractual terms. If interest bearing demand and savings deposits are assumed to reprice beyond the one year time horizon, the Company's one year cumulative interest rate sensitivity gap at December 31, 1998 would be a negative $17 million or just 9.5% of interest earning assets.


TABLE V:   ASSET & LIABILITY RATE SENSITIVITY ANALYSIS, DECEMBER 31, 1998
(In Thousands of Dollars)

                                                    Maturing or Repricing Within
                                         ---------------------------------------------
                                            0-90        91-180      181-365     Total
                                            Days          Days        Days      1 Year
                                         ---------------------------------------------
Interest earning assets:
    Loans                                $16,892       $11,117      $9,533     $37,542
    Taxable securities                       499         1,250       1,498       3,247
     Mortgage-backed securities            1,716           797         797       3,310
    Tax-exempt securities                      -           161         252         413
                                         --------     ---------    --------    -------
                                          19,107        13,325      12,080      44,512
                                         --------     ---------    --------    -------
Interest bearing
liabilities:
    Certificates of deposit               14,868        17,592      29,083      61,543
    Savings deposits                      14,749             -           -      14,749
    Interest bearing demand deposits      27,511             -           -      27,511
                                         --------     ---------    --------    -------
                                          57,128        17,592      29,083     103,803
                                         --------     ---------    --------    -------
Static Interest Sensitivity Gap         $(38,021)      $(4,267)   $(17,003)   $(59,291)
                                        =========     =========   =========    =======
Cumulative Gap                          $(38,021)     $(42,288)   $(59,291)
                                        =========     =========   =========
Gap/Total Earning Assets                                                         -33.0%
                                                                               =======
Gap/Total Earning Assets (excluding
    savings & demand deposits)                                                    -9.5%
                                                                               =======


CAPITAL RESOURCES

The capital position of South Branch Valley Bancorp, Inc. has shown consistent growth during the past three years. Stated as a percentage of total assets, the Company's equity ratio was 12.5%, 10.7%, and 10.1% at December 31, 1998, 1997 and 1996 respectively. These increases can be attributed to a strong earnings base during the past three years combined with the impact of the acquisition of CSB in 1998. The Company's risk weighted tier I capital, total capital and leverage capital ratios were approximately 17.3%, 18.4% and 11.5%, respectively, at December 31, 1998 which is considered well capitalized under regulatory guidelines for prompt corrective action provisions. The Company's subsidiary banks are also subject to minimum capital ratios as further discussed in Note 13 of the accompanying consolidated financial statements.

The percentage of earnings retained by the Company to fund future growth has not significantly changed during the three years ended December 31, 1998. Cash dividends per share rose 5.9% to $.89 in 1998 compared to $.84 in 1997, representing dividend payout ratios of 28.2% and 21.9% for 1998 and 1997, respectively. It is the intention of management and the Board of Directors to continue to pay dividends on a similar schedule during 1999. Future cash dividends will depend on the earnings, financial condition and the business of the subsidiary banks as well as general economic conditions; however, management is not presently aware of any reason dividend payments should not continue.

Dividends paid by the subsidiary banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1999 the net retained profits available for distribution to South Branch as dividends without regulatory approval are approximately $730,000, plus net income for the interim periods through the date of declaration.

PENDING ACQUISITION, NEW SUBSIDIARY AND SUBSEQUENT EVENT

On December 23, 1998, the Company's subsidiary bank, CSB entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction is expected to be completed in April 1999, subject to approval by the appropriate regulatory authorities, and will include the branches' facilities and associated loan and deposit accounts. The offices will be operated as branches of CSB. Total deposits of the branches approximated $46.5 million and total loans approximated $11 million as of December 31, 1998. Under the terms of the purchase agreement, CSB will assume the deposits and acquire the loans of the branch offices. The total consideration to be paid is anticipated to be approximately $3.4 million and will be finally determined at closing based upon the total deposits assumed plus the seller's net book value of the branch offices and equipment.

On January 25, 1999, the Company received preliminary approval from the Office of the Comptroller of the Currency to begin organizing a new subsidiary bank, Shenandoah Valley National Bank, to be located in Winchester, Virginia. This newly chartered institution will be initially capitalized with $4,000,000, to be funded by a special dividend in the amount of $3,000,000 from the Company's subsidiary bank, SBVNB, and from a $1,000,000 term loan from an unaffiliated bank. Shenandoah Valley National Bank is expected to open in May 1999 pending final regulatory approvals.

On March 22, 1999, the Company entered into a letter of intent ("Letter") to affiliate with Potomac Valley Bank ("Potomac") in Petersburg, West Virginia. Under the terms of the Letter, South Branch and Potomac propose a merger whereby the shareholders of Potomac would exchange all of their outstanding shares of common stock for shares of South Branch common stock at a book-for-book exchange based on the respective book values of South Branch and Potomac as of the closing date. At December 31, 1998, the exchange ratio would have been 3.2143 shares of South Branch common stock for each share of Potomac's 90,000 outstanding shares of common stock. The terms of the Letter also include, among others, that the merger is subject to negotiation of a definitive merger agreement, South Branch changing its name to a name mutually agreeable to both parties, and approval of the transaction by all applicable regulatory authorities and the shareholders of South Branch and Potomac. It is expected that the transaction will be accounted for using the pooling of interests method of accounting. As of December 31, 1998, Potomac's assets, loans, deposits and shareholders' equity totaled $94,297,000, $50,393,000, $81,968,000 and
$11,813,000, respectively.

Management does not anticipate that the above transactions will have any significant adverse impact on the Company's financial position, results of operations, liquidity or capital resources.

YEAR 2000

The Year 2000 Issue is the result of many existing computer programs and other date dependent electronic devices using only the last two digits, as opposed to four digits, to indicate the year. Such computer systems and devices may be unable to recognize a year that begins with 20XX instead of 19XX. If not corrected, the computer programs and devices could cause systems to fail or other computer errors, leading to possible disruptions in operations or creation of erroneous results. South Branch recognizes the significant potential risk associated with the Year 2000 Issue and, in a Company-wide effort, is taking steps to ensure that its internal systems are secure from such failure.

The  Company's  Year 2000 Plan  ("Plan")  addresses  all its systems,  software, hardware, and infrastructure components. The Plan identifies and addresses "Mission Critical" and "Non-mission Critical" components for Information Technology ("IT") systems and Non-information Technology ("Non-IT") systems. IT includes, for example, systems that service loan and deposit customers. Non-IT systems include security systems, elevators, utilities and voice/data communications. An application, system, or process is deemed "Mission Critical" if it is vital to the successful continuance of a core business activity.

South Branch's Plan follows a five phase approach recommended by bank regulatory authorities. These phases are: Awareness, Assessment, Renovation, Testing/Validation, and Implementation. During the Awareness Phase, management gathered information and appointed a project steering committee to coordinate the Company's Year 2000 efforts. In the Assessment Phase, South Branch identified its Mission Critical IT and Non-IT systems and performed an inventory of all systems, software, hardware, equipment and components that potentially could be affected by the Year 2000 issue. The Renovation Phase involves implementing program changes and new components, where applicable, to accommodate identified Year 2000 issues. In the Testing/Validation Phase, the Company is testing renovated applications and components to ensure they are Year 2000 compliant. During the Implementation Phase, applications, systems and other components are fine-tuned and final programs and components are placed into operation.

South Branch's estimated progress as of December 31, 1998 towards meeting the Plan's goals for both IT and Non-IT systems by phase are as follows:


                        Estimated      Estimated
                         Percent      Completion
       Phase             Complete        Date
--------------------   ------------  -------------
Mission Critical
Awareness                  100%       06/30/1998
Assessment                 100%       09/30/1998
Renovation                  95%       06/30/1999
Testing/Validation          95%       06/30/1999
Implementation              90%       06/30/1999

Non-mission Critical
Awareness                  100%       06/30/1998
Assessment                 100%       09/30/1998
Renovation                  90%       06/30/1999
Testing/Validation          90%       06/30/1999
Implementation              90%       06/30/1999

South Branch depends on various third-party vendors, suppliers, and service providers, and will be dependent on their continued service in order to avoid business interruptions. Any interruption in a third party's ability to provide goods and services, such as issues with telecommunication links and providers of electricity, could interrupt South Branch's ability to meet its customer's needs. South Branch has identified several third-party relationships considered Mission Critical, and is presently working with each to test transactions and/or interfaces between its processors, obtain appropriate information from each party, or assess each party's readiness with regard to the Year 2000 Issue.

Identifiable costs for the Company's Year 2000 project during 1998 approximated $131,000, of which $116,000 were capital expenditures for the replacement of computers and other date dependent electronic devices. The cost to complete the Plan in 1999 is not expected to exceed $50,000.

Major business risks associated with the Year 2000 problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices and clearing houses, and increased problem loans and credit losses in the event that borrowers fail to properly respond to the problem. These risks, along with the unlikely risk of South Branch failing to adequately complete the remaining phases of its Plan and the resulting possible inability to properly process business transactions expose the Company to loss of revenues, litigation, and asset quality deterioration.

The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide Mission Critical services to the Company. South Branch is in the process of developing Year 2000 contingency plans in the event that Mission Critical third-party vendors or other third parties fail to adequately address Year 2000 issues. Such plans principally will involve internal remediation or identifying alternative vendors.

Item 7.     Financial Statements







                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
South Branch Valley Bancorp, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of South Branch Valley Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Branch Valley Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                            ARNETT & FOSTER, P.L.L.C.






Charleston, West Virginia
February 11, 1999, except for Note 15
  as to which the date is March 22, 1999


             SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997

                                                        1998              1997
                                                 ----------------   --------------
                     ASSETS
 Cash and due from banks                           $    4,239,721   $    3,945,099
 Interest bearing deposits with other banks               770,000        1,256,000
 Federal funds sold                                     4,842,745        5,806,717
 Securities available for sale                         31,409,924       27,547,094
 Investment in affiliate                                        -        5,273,481
 Loans, less allowance for loan losses of
     $1,371,886 and $895,281, respectively            142,770,127       92,572,652
 Bank premises and equipment, net                       5,170,858        3,071,064
 Accrued interest receivable                            1,059,990          864,083
 Other assets                                           2,735,672          311,435
                                                 ----------------   --------------
                  Total assets                     $  192,999,037   $  140,647,625
                                                 ================   ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                      $   11,455,674   $    9,693,915
         Interest bearing                             134,917,518       97,290,882
                                                 ----------------   --------------
                 Total deposits                       146,373,192      106,984,797

     Short-term borrowings                              4,644,143        7,145,010
     Long-term borrowings                              16,468,875       10,395,848
     Other liabilities                                  1,367,698        1,061,418
                                                 ----------------   --------------
                Total liabilities                     168,853,908      125,587,073
                                                 ----------------   --------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value, authorized
     1998 - 2,000,000 shares, 1997 - 600,000
     shares; issued 1998 - 600,407 shares,
     1997 - 416,942 shares                              1,501,018        1,042,355
     Capital surplus                                    9,611,774        2,089,709
     Retained earnings                                 13,103,264       11,898,420
     Less cost of shares acquired for the treasury
         1998-9,115 shares; 1997-4,115 shares            (384,724)        (166,970)
     Accumulated other comprehensive income               313,797          197,038
                                                 ----------------   --------------
           Total shareholders' equity                  24,145,129       15,060,552
                                                 ----------------   --------------
   Total liabilities and shareholders' equity        $192,999,037     $140,647,625
                                                 ================   ==============


                See Notes to Consolidated Financial Statements

             SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             For The Years Ended December 31, 1998, 1997 and 1996

                                                               1998         1997        1996
                                                          -------------- ----------- ----------
 Interest income:
     Interest and fees on loans                           $11,437,432    $8,558,144   $7,551,735
     Interest and dividends on securities
         Taxable                                            1,813,205     1,540,530    1,711,158
         Tax-exempt                                           320,769       314,596      254,988
     Interest on interest bearing deposits
         with other banks                                      71,624        96,549      125,604
     Interest on Federal funds sold                           236,157        79,971       48,811
                                                          -------------- ----------- -----------
                 Total interest income                     13,879,187    10,589,790    9,692,296
                                                          -------------- ----------- -----------
 Interest expense:
     Interest on deposits                                   6,092,732     4,606,578    4,590,018
     Interest on short-term borrowings                        231,544       256,554       68,676
     Interest on long-term borrowings                         718,634       543,566      105,668
                                                          -------------- ----------- -----------
                 Total interest expense                     7,042,910     5,406,698    4,764,362
                                                          -------------- ----------- -----------

                 Net interest income                        6,836,277     5,183,092    4,927,934
     Provision for loan losses                                270,000       155,000       95,000
                                                          -------------- ----------- -----------
                 Net interest income after provision
                     For loan losses                        6,566,277     5,028,092    4,832,934
                                                          -------------- ----------- -----------
 Other income:
     Insurance commissions                                     83,087        90,680      110,982
     Trust services income                                      3,764         3,861        5,853
     Service fees                                             430,840       280,442      232,845
     Securities gains                                           8,160         9,789       29,999
     Gain on sales of assets                                   17,751        89,919        7,202
     Other                                                     65,486        49,828       69,705
                                                          -------------- ----------- -----------
                 Total other income                           609,088       524,519      456,586
                                                          -------------- ----------- -----------
 Other expenses:
     Salaries and employee benefits                         2,214,419     1,772,344    1,727,839
     Net occupancy expense                                    300,369       196,005      189,285
     Equipment rentals, depreciation and maintenance          388,860       289,223      222,543
     Other                                                  1,571,873     1,084,117    1,016,603
                                                          -------------- ----------- -----------
                 Total other expenses                       4,475,521     3,341,689    3,156,270
                                                          -------------- ----------- -----------
 Income before income tax expense                           2,699,844     2,210,922    2,133,250
     Income tax expense                                       966,550       691,265      643,213
                                                          -------------- ----------- -----------
                 Net income                                $1,733,294     1,519,657    1,490,037
                                                          ============== =========== ===========

 Basic earnings per common share                            $    3.16     $    3.83    $    3.94
                                                          ============== =========== ===========
 Average common shares outstanding                            548,331       397,032      378,510
                                                          ============== =========== ===========


                See Notes to Consolidated Financial Statements



             SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1997 and 1996


                                                                                                      Accumulated
                                                                                                       Other       Total
                                                                                                      Compre-      Share-
                                                   Common     Capital      Retained       Treasury    hensive      holders'
                                                   Stock      Surplus      Earnings        Stock      Income       Equity
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, December 31, 1995                      $ 956,562   $685,534    $9,512,884      $(166,970)   $340,650     $11,328,660
 Comprehensive income:
   Net income                                            -          -     1,490,037              -           -       1,490,037
   Other comprehensive income,
     net of tax:
     Net unrealized (loss) on
       securities of $(205,002), net
       of reclassification adjustment
       for gains included in net
       income of $18,449                                 -          -             -              -    (223,451)       (223,451)
                                                                                                                  -------------
     Total comprehensive income                          -          -             -              -           -       1,266,586
                                                                                                                  -------------
 Cash dividends declared
   on common stock
   ($.77 per share)                                      -          -      (291,453)             -           -        (291,453)
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, December 31, 1996                        956,562    685,534    10,711,468       (166,970)    117,199      12,303,793

 Comprehensive income:
   Net income                                            -          -     1,519,657              -           -       1,519,657
   Other comprehensive income,
     net of tax:
     Net unrealized gain on
       securities of $85,859, net
       of reclassification adjustment
       for gains included in net
       income of $6,020                                  -          -             -              -      79,839          79,839
                                                                                                                  -------------
     Total comprehensive income                          -          -             -              -           -       1,599,496
                                                                                                                  -------------

 Net proceeds from issuance of
   34,317 shares of common
   stock at $43.50 per share                        85,793  1,404,175             -              -           -       1,489,968

 Cash dividends declared
   on common stock
   ($.84 per share)                                      -          -      (332,705)             -           -        (332,705)
                                                ---------- ---------- --------------   -----------  ------------ -------------
 Balance, December 31, 1997                      1,042,355  2,089,709    11,898,420       (166,970)    197,038      15,060,552


                                 (Continued)



         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued
             For the Years Ended December 31, 1998, 1997 and 1996


                                                                                                      Accumulated
                                                                                                        Other        Total
                                                                                                       Compre-       Share-
                                                   Common     Capital      Retained       Treasury     hensive      holders'
                                                   Stock      Surplus      Earnings        Stock       Income        Equity
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Comprehensive income:
   Net income                                             -          -    1,733,294              -           -       1,733,294
   Other comprehensive income,
     net of tax:
     Net unrealized gain on
       securities of $121,777, net
       of reclassification adjustment
       for gains included in net
       income of $5,018                                   -          -            -              -     116,759         116,759
                                                                                                                   ------------
     Total comprehensive income                           -          -            -              -           -       1,850,053
                                                                                                                   ------------
 Issuance of 183,465 shares of
   of common stock at $43.50 per
   share as consideration for the
   acquisition of Capital State
   Bank, Inc.                                       458,663  7,522,065            -              -           -       7,980,728

 Cost of 5,000 shares of common
   stock acquired for the treasury                        -         -             -        (217,754)         -        (217,754)

 Cash dividends declared
   on common stock
   ($.89 per share)                                       -         -      (528,450)             -           -        (528,450)
                                                 ---------- ---------- -------------    ------------ -----------  -------------
 Balance, December 31, 1998                      $1,501,018 $9,611,774 $ 13,103,264      $ (384,724) $ 313,797    $ 24,145,129
                                                 ========== ========== =============    ============ =========== =============




                See Notes to Consolidated Financial Statements


             SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997 and 1996


                                                      1998         1997         1996
                                                  ------------ ------------ ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 1,733,294  $ 1,519,657  $ 1,490,037
  Adjustments to reconcile net earnings to
    net cash provided by operating
    activities:
    Depreciation                                      330,091      235,488      212,383
    Provision for loan losses                         270,000      155,000       95,000
    Deferred income tax (benefit) expense              17,288       47,839      (35,110)
    Security (gains) losses                            (8,160)      (9,789)     (29,999)
   (Gain) on disposal of Bank premises and
      equipment                                        (9,709)     (91,507)     (23,176)
   (Gain) loss on sale of other assets                 (8,043)       1,588       (7,202)
    Amortization of securities premium,s
      (accretion of discounts), net                   (11,089)      10,069       50,141
    Amortization of goodwill and purchase
      accounting adjustments, net                      98,460            -            -
   (Increase) decrease in accrued interest
      receivable                                       (3,027)       64,559      55,199
   (Increase) decrease in other assets                334,993       574,396    (455,720)
    Increase (decrease) in other liabilities         (264,044)      (12,752)    167,700
                                                  ------------ ------------ ------------
      Net cash provided by operating activities     2,480,054     2,494,548   1,519,253
                                                  ------------ ------------ ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of interest
    bearing deposits with other banks                 486,000       297,000     581,919
  Proceeds from maturities and calls of
    securities available for sale                  10,390,000     6,748,200   3,950,000
  Proceeds from sales of securities
    available for sale                                613,160     1,539,666   6,735,258
  Principal payments received on
    securities available for sale                   3,053,020     1,417,948     768,591
  Purchases of securities available for sale       (7,236,227)   (7,771,371) (9,708,744)
  Purchase of common stock of affiliate               (90,465)   (5,273,481)          -
 (Increase) decrease in Federal funds sold, net     7,180,972    (5,082,983)  1,438,011
  Loans made to customers, net                    (26,083,150)  (10,387,784)(11,950,307)
  Purchases of Bank premises and equipment           (934,885)     (238,333)   (223,759)
  Proceeds from disposal of Bank premises and
    equipment                                          10,693       145,180      93,011
  Proceeds from sales of other assets                  84,350        44,500      22,000
  Net cash and due from banks acquired in
    acquisition of Capital State Bank, Inc.           985,617             -           -
                                                  ------------ ------------ ------------
     Net cash (used in) investing activities      (11,540,915)  (18,561,458) (8,294,020)
                                                  ------------ ------------ ------------




                                 (Continued)



              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
             For the Years Ended December 31, 1998, 1997 and 1996


                                                      1998         1997         1996
                                                  ------------ ------------ ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposit,
    NOW and savings accounts                        2,120,609      (100,161) (1,437,576)
  Net increase (decrease) in time deposits          4,408,918     6,143,546   2,332,652
  Net increase (decrease) in short-term
    borrowings                                     (2,500,867)    2,767,613   4,377,397
  Proceeds from long-term borrowings                9,636,337     7,700,000   2,840,000
  Repayment of long-term borrowings                (3,563,310)     (818,804)    (75,348)
  Purchase of treasury stock                         (217,754)            -           -
  Dividends paid                                     (528,450)     (332,705)   (291,453)
  Net proceeds from common stock sold                       -     1,489,968           -
                                                  -----------  ------------ ------------
     Net cash provided by financing activities      9,355,483    16,849,457   7,745,672
                                                  -----------  ------------ ------------
  Increase (decrease) in cash and due
    from banks                                        294,622       782,547     970,905

  Cash and due from banks:
    Beginning                                       3,945,099     3,162,552   2,191,647
                                                  -----------  ------------ ------------

    Ending                                        $ 4,239,721   $ 3,945,099 $ 3,162,552
                                                 ============  ============ ============
 SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
     Cash payments for:
         Interest                                 $ 7,042,088   $ 5,351,175 $ 4,742,367
                                                 ============  ============ ============

         Income taxes                             $   940,807   $   604,871 $   627,563
                                                 ============  ============ ============
 SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Other assets acquired in settlement of
       loans                                      $  108,020    $   74,337 $     39,500
                                                 ===========   =========== =============
     Acquisition of Capital State Bank, Inc.:
       Prior acquisition of 40% of the
         outstanding common shares
         purchased for cash                       $5,363,946    $        - $          -
         Acquisition of 60% of the outstanding
         common shares in exchange for 183,465
         shares of Company common stock            7,980,728             -            -
                                                 -----------    ----------- ------------
                                                 $13,344,674    $        -  $         -
                                                 ===========    =========== ============
         Fair value of assets acquired
             (principally loans and securities)  $46,720,306    $        -  $         -
         Deposits and other liabilities assumed  (33,375,632)            -            -
                                                 -----------    ----------- ------------
                                                 $13,344,674    $        -  $         -
                                                 ===========    =========== ============


                See Notes to Consolidated Financial Statements

             SOUTH BRANCH VALLEY BANCORP, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS: South Branch Valley Bancorp, Inc. ("Company") is a bank holding company with operations in Hardy, Grant, Pendleton and Kanawha Counties of West Virginia. Through its two wholly owned bank subsidiaries, South Branch Valley National Bank and Capital State Bank, Inc., the Company provides retail and commercial loans, and deposit and trust services principally to individuals and small businesses.

         BASIS OF FINANCIAL STATEMENT PRESENTATION: The accounting and reporting policies of South Branch Valley Bancorp, Inc., and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of South Branch Valley Bancorp, Inc., and its subsidiaries, South Branch Valley National Bank and Capital State Bank, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         PRESENTATION OF CASH FLOWS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from demand deposits, NOW accounts, savings accounts and Federal funds purchased and sold are reported net, since their original maturities are less than three months. Cash flows from loans and certificates of deposit and other time deposits are reported net.

         SECURITIES: Debt and equity securities are classified as "held to maturity", "available for sale" or "trading" according to management's intent. The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

            Securities held to maturity - There are no securities classified as "held to maturity" in the accompanying consolidated financial statements.

            Securities available for sale - Securities not classified as "held to maturity" or as "trading" are classified as "available for sale." Securities classified as "available for sale" are those securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes, and reported as a separate component of shareholders' equity.

            Trading securities - There are no securities classified as "trading" in the accompanying consolidated financial statements.

         Realized gains and losses on sales of securities are recognized on the specific identification method. Amortization of premiums and accretion of discounts are computed using the interest method.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS AND ALLOWANCE FOR LOAN LOSSES: Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.

         The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The subsidiary banks make continuous credit reviews of the loan portfolio and consider current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes that collectibility is unlikely. While management uses the best information available to make its evaluation, future adjustments may be necessary if there are significant changes in conditions.

         A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

         Generally, after management's evaluation, loans are placed on non-accrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms. Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. Interest on non-accrual loans is recognized primarily using the cost-recovery method.

         Unearned interest on discounted loans is amortized to income over the life of the loans, using methods which approximate the interest method. For all other loans, interest is accrued daily on the outstanding balances.

         Certain loan fees and direct loan costs are recognized as income or expense when incurred. Whereas, generally accepted accounting principles require that such fees and costs be deferred and amortized as adjustments of the related loan's yield over the contractual life of the loan. The Company's method of recognition of loan fees and direct loan costs produces results which are not materially different from those that would be recognized had Statement of Financial Accounting Standards Board No. 91 been adopted.

         BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method for bank premises and equipment over the estimated useful lives of the assets. The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment. Repairs and maintenance expenditures are charged to operating expenses as incurred. Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized. No interest was capitalized during any period presented in the accompanying financial statements.

         OTHER REAL ESTATE: Other real estate consists primarily of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any write own being charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less cost to sell.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Expenses incurred in connection with operating these properties are generally insignificant and are charged to operating expenses. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transactions.

         Other real estate acquired through foreclosure with carrying values of $84,655 and $57,465, at December 31, 1998 and 1997, respectively, is included in other assets in the accompanying consolidated balance sheets.

         INCOME TAXES: The consolidated provision for income taxes includes Federal and state income taxes and is based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

         BASIC EARNINGS PER SHARE: Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 548,331, 397,032 and 378,510 for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share.

         EMPLOYEE BENEFITS: The Company has a profit-sharing and thrift plan and an employee stock ownership plan (ESOP) which covers substantially all employees. The amount of the contributions to the plans are at the discretion of the Company's Board of Directors.

         TRUST SERVICES: Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets. Trust services income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than the accrual basis does not have a material effect on net income.

         COMPREHENSIVE INCOME: During 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income.

         EMERGING ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective December 31, 2000. The Statement will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged items are recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant impact on the Company's earnings or financial position.

         RECLASSIFICATIONS: Certain accounts in the consolidated financial statements for 1997 and 1996, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  ACQUISITION OF CAPITAL STATE BANK, INC.

         During the first half of 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State Bank, Inc ("Capital State"). To facilitate the funding of this investment, the Company issued and sold 34,317 shares of its common stock at $43.50 per share to seven directors of the Company in a limited stock offering. Additionally, the Company obtained two long-term borrowings from two unaffiliated financial institutions totaling $3,500,000. The Company's investment in Capital State as of December 31, 1997 totaled $5,273,481, and is reflected as investment in affiliate in the 1997 accompanying consolidated balance sheet.

         On August 6, 1997, the Company entered into an Agreement and Plan of Merger with Capital State to acquire the remaining 60% of its outstanding common shares. The Agreement, as amended on December 16, 1997, provided for the shareholders of Capital State to receive one (1) share of the Company's common stock in exchange for each 3.95 shares of Capital State stock owned. To facilitate this transaction, the Company issued a total of 183,465 shares of its common stock. On March 24, 1998 and March 25, 1998, the shareholders of Capital State and the Company respectively, approved the transaction and, it was consummated at the close of business on March 31, 1998. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date totaled $1,979,430, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1998. This goodwill is being amortized over a period of 15 years using the straight line method.

         The following presents certain pro forma condensed consolidated financial information of the Company, using the purchase method of accounting, after giving effect to the merger as if it had been consummated at the beginning of the periods presented (in thousands, except per share data).

                                                                For the Year Ended
                                        --------------------------------------------------------------
                                         December 31, 1998      December 31, 1997    December 31, 1996
                                        --------------------------------------------------------------
                                            As      Pro            As      Pro          As        Pro
                                         Reported  Forma        Reported  Forma      Reported    Forma
                                        --------------------------------------------------------------
 Total interest income                   $13,879   $14,614       $10,590  $13,137      $9,692  $11,125
 Total interest expense                    7,043     7,431         5,407    6,568       4,764    5,239
 Net interest income                       6,836     7,183         5,183    6,569       4,928    5,886
 Net income                                1,733     1,746         1,520    1,304       1,490    1,113
 Basic earnings per share                 $ 3.16    $ 2.94       $  3.83   $ 2.25      $ 3.94    $1.98


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented, or which will be attained in the future.

NOTE 3.     CASH CONCENTRATION

         At December 31, 1998 and 1997, the Company had concentrations totaling $4,626,123 and $8,514,792, respectively, with unaffiliated financial institutions consisting of due from bank account balances and Federal funds sold. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

NOTE 4.     SECURITIES

         The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1998 and 1997, are summarized as follows:

                                                                      1998
                                                   --------------------------------------------------
                                                   Amortized          Unrealized          Estimated
                                                                ---------------------
                                                      Cost         Gains      Losses      Fair Value
                                                   --------------------------------------------------

 Available for Sale
     Taxable:
         U. S. Treasury securities                $2,990,294     $  68,354  $      -     $3,058,648
         U. S. Government agencies
             and corporations                     12,698,092        82,796    11,404     12,769,484
         Small Business Administration
             guaranteed loan participation
             certificates                            973,127        21,119         -        994,246
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                          6,334,380        86,483         -      6,420,863
         Corporate debt securities                   249,724         1,214         -        250,938
         Federal Reserve Bank stock                   44,300             -         -         44,300
         Federal Home Loan Bank stock              1,052,300             -         -      1,052,300
         Other equity securities                     306,625             -         -        306,625
                                                  -----------      ---------  --------   -----------
         Total taxable                            24,648,842       259,966     11,404    24,897,404
                                                  -----------      ---------  --------   -----------
     Tax-exempt:
         State and political subdivisions          6,246,745       268,525      6,850     6,508,420
         Federal Reserve Bank stock                    4,100             -          -         4,100
                                                  -----------      ---------  --------   -----------
        Total tax-exempt                           6,250,845       268,525      6,850     6,512,520
                                                  -----------      ---------  --------   -----------
             Total                               $30,899,687      $528,491  $  18,254   $31,409,924
                                                 ============      =========  ========   ===========



                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       1997
                                                  -----------------------------------------------------
                                                     Amortized          Unrealized         Estimated
                                                                     -----------------
                                                        Cost         Gains      Losses     Fair Value
                                                   --------------   ------------------   --------------
 Available for Sale
     Taxable:
         U. S. Treasury securities                  $2,988,064     $46,546   $       -    $3,034,610
         U. S. Government agencies
             and corporations                        9,523,135      71,935       8,850     9,586,220
         Small Business  Administration
             guaranteed loan participation
             certificates                            1,470,915      16,522           -     1,487,437
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                            6,650,070      21,182      20,328     6,650,924
         Corporate debt securities                     249,082       3,296           -       252,378
         Federal Reserve Bank stock                     44,300           -           -        44,300
         Federal Home Loan Bank stock                  722,400           -           -       722,400
         Other equity securities                         6,625           -           -         6,625
                                                  -------------  ---------- ----------   -------------
                Total taxable                       21,654,591     159,481      29,178    21,784,894
                                                  -------------  ---------- ----------   -------------
     Tax-exempt:
         State and political subdivisions            5,568,016     190,084           -     5,758,100
         Federal Reserve Bank stock                      4,100           -           -         4,100
                                                  -------------  ---------- ----------   -------------
                Total tax-exempt                     5,572,116     190,084           -     5,762,200
                                                  -------------  ---------- ----------   -------------
                    Total                          $27,226,707    $349,565     $29,178   $27,547,094
                                                  =============  ========== ==========   =============


         Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve Bank or Federal Home Loan Bank or another member at par value.

         Mortgage-backed obligations of U.S. Government agencies and corporations and Small Business Administration guaranteed loan participation certificates are included in securities at December 31, 1998 and 1997. These obligations, having contractual maturities ranging from 1 to 20 years, are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 5 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

         The maturities, amortized cost and estimated fair values of securities at December 31, 1998, are summarized as follows:

                                         Available for Sale
                                   -----------------------------
                                     Amortized     Estimated
                                       Cost       Fair Value
                                   -------------  -----------
 Due in one year or less            $ 6,970,026   $ 7,043,402
 Due from one to five years          13,792,274    14,009,639
 Due from five to ten years           6,556,501     6,661,720
 Due after ten years                  2,173,561     2,287,838
 Equity securities                    1,407,325     1,407,325
                                   -------------  -----------
               Total                $30,899,687   $31,409,924
                                   =============  ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                              Proceeds from                    Gross Realized
                                       ------------------------------------- ------------------
       Years Ended                                Calls and     Principal
      December 31,                     Sales     Maturities     Payments       Gains    Losses
------------------------------     -----------  -----------    ------------- --------- ---------

 1998
 Securities available for sale       $ 613,160 $10,390,000      $3,053,020     $8,160   $     -
                                   =========== ============     ============ ========= =========
 1997
 Securities available for sale      $1,539,666 $ 6,748,200      $1,417,948     $9,789   $     -
                                   =========== ============     ============ ========= =========
 1996
 Securities available for sale      $6,735,258 $ 3,950,000      $  768,591    $45,824   $15,825
                                   =========== ============     ============ ========= =========


         At December 31, 1998 and 1997, securities with amortized costs of $17,676,849 and $17,149,748, respectively, with estimated fair values of $17,973,561 and $17,313,961, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

NOTE 5.     LOANS

         Loans are summarized as follows:


                                                    1998          1997
                                                 -----------    ------------
 Commercial, financial and agricultural          $41,956,586   $30,325,145
 Real estate - construction                        1,801,317       144,207
 Real estate - mortgage                           73,885,892    42,640,294
 Installment                                      26,579,782    20,587,084
 Other                                               409,382       468,980
                                                 -----------    ------------
            Total loans                          144,632,959    94,165,710
 Less unearned income                                490,946       697,777
                                                 -----------    ------------
    Total loans net of unearned income           144,142,013    93,467,933
 Less allowance for loan losses                    1,371,886       895,281
                                                 -----------    ------------
            Loans, net                          $142,770,127   $92,572,652
                                                 ===========    ============

         Included in the net balance of loans are non-accrual loans amounting to $297,291 and $141,735 at December 31, 1998 and 1997, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $15,487, $14,200 and $30,978 for the years ended December 31, 1998, 1997 and 1996, respectively.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following presents loan maturities at December 31, 1998:


                                                     Within    After 1 but       After
                                                     1 Year     Within 5 Years  5 Years
                                             ---------------- ---------------- -----------
Commercial, financial and agricultural           $8,958,628     $10,957,213   $22,040,745
Real estate - construction                        1,723,368               -        77,949
Real estate - mortgage                            2,476,797       9,048,985    62,360,110
Installment loans                                 3,347,660      19,629,580     3,602,542
Other                                               374,915          34,467             -
                                             ---------------- ---------------- -----------
          Total                                 $16,881,368     $39,670,245   $88,081,346
                                             ================ ================ ===========

Loans due after one year with:
        Variable rates                                      $ 41,111,653
        Fixed rates                                           86,639,938
                                                            ------------
                                                            $127,751,591
                                                            ============


         The Company has made, and may be expected to make in the future, commercial and mortgage loans that have adjustable rates. Such loan rates are generally indexed to the Wall Street prime interest rate or to other common indices. At December 31, 1998, the Company's commercial loan portfolio contained adjustable rate loans of approximately $20,375,879. The interest rates on such loans ranged from 7.0% to 11.5%, and provided for future interest rate changes at set intervals, ranging from one to sixty months.

         Likewise, the Company's mortgage portfolio contained adjustable rate loans of approximately $26,701,170 at December 31, 1998. The interest rates on such loans ranged from 6.3% to 14.5%, and provided for future interest rate changes at set intervals, ranging from monthly to fifteen years.

         CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, residential and consumer loans to customers primarily located in the Eastern Panhandle and South Central counties of West Virginia. Although the Company strives to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions. Major employment within the Company's market area is diverse, but primarily includes the poultry, government, health care, education, coal production and various professional, financial and related service industries.

         The Company evaluates the credit worthiness of each of its customers on a case-by-case basis and the amount of collateral it obtains is based upon management's credit evaluation.

         LOANS TO RELATED PARTIES: The subsidiary banks have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):
                                                    1998         1997
                                             -------------  ------------
  Balance, beginning                          $ 3,913,943   $ 4,318,097
      Additions                                 2,185,541     1,651,121
      Amounts collected                        (1,373,239)   (1,483,575)
      Other changes, net                          784,133      (571,700)
                                             -------------  ------------
  Balance, ending                             $ 5,510,378   $ 3,913,943
                                             =============  ============

NOTE 6.     ALLOWANCE FOR LOAN LOSSES

         An analysis of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                        1998            1997          1996
                                                  ---------------  ------------- ------------

  Balance, beginning of year                       $  895,281      $  858,423     $ 859,681
  Losses:
      Commercial, financial and agricultural            4,063               -        10,194
      Real estate - mortgage                                -          25,536        12,778
      Installment                                     124,103         166,059        93,826
      Other                                            24,638           8,444         9,951
                                                  ---------------  ------------- ------------
                Total                                 152,804         200,039       126,749
                                                  ---------------  ------------- ------------
  Recoveries:
      Commercial, financial and agricultural            2,830          27,050         5,658
      Real estate - mortgage                           21,969          13,675         1,885
      Installment                                      60,797          39,936        20,525
      Other                                             2,011           1,236         2,423
                                                  ---------------  ------------- ------------
               Total                                   87,607          81,897        30,491
                                                  ---------------  ------------- ------------
  Net losses                                           65,197         118,142        96,258
  Allowance of purchased subsidiary                   271,802               -             -
  Provision for loan losses                           270,000         155,000        95,000
                                                  ---------------  ------------- ------------
  Balance, end of year                             $1,371,886        $895,281      $858,423
                                                  ===============  ============= ============


         The Company's total recorded investment in impaired loans at December 31, 1998 and 1997, approximated $354,907 and $125,114, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $51,000 and $77,500, respectively. The Company's average investment in such loans approximated $368,326 and $125,114 for the years ended December 31, 1998 and 1997, respectively. All impaired loans at December 31, 1998 and 1997, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

         For purposes of evaluating impairment, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the Company's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the years ended December 31, 1998 and 1997, the Company recognized approximately $29,760 and $12,272, respectively, in interest income on impaired loans. Using a cash-basis method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

NOTE 7.     BANK PREMISES AND EQUIPMENT

         The major categories of Bank premises and equipment and accumulated depreciation at December 31, 1998 and 1997, are summarized as follows:

                                                  1998          1997
                                              -----------   -----------
 Land                                         $ 1,174,679   $  429,973
 Buildings and improvements                     3,928,162    2,681,707
 Furniture and equipment                        2,327,419    1,675,258
                                              ------------  ------------
                                                7,430,260    4,786,938
 Less accumulated depreciation                  2,259,402    1,715,874
                                              ------------  ------------
 Bank premises and equipment, net             $ 5,170,858   $3,071,064
                                              ============  ============


         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $330,091, $235,488 and $212,383, respectively.

NOTE 8.     DEPOSITS

         The following is a summary of interest bearing deposits by type as of December 31, 1998 and 1997:


                                                    1998          1997
                                               ------------- -------------
 Demand deposits, interest bearing             $ 27,510,717  $17,468,844
 Savings deposits                                14,748,928   14,890,934
 Certificates of deposit                         83,319,247   56,902,451
 Individual retirement accounts                   9,338,626    8,028,653
                                               ------------- -------------
               Total                           $134,917,518  $97,290,882
                                               ============= =============

         Time certificates of deposit and IRA's in denominations of $100,000 or more totaled $22,262,990 and $10,726,460 at December 31, 1998 and 1997,
         respectively. Interest paid on time certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more was $1,103,306, $565,000 and $501,754 for the years ended December 31,
         1998, 1997 and 1996, respectively.

         The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 1998:

                                      Amount       Percent
                                   ------------- -----------
 Three months or less               $ 2,719,367      12.2%
 Three through six months             5,171,279      23.2%
 Six through twelve months            7,982,333      35.9%
 Over twelve months                   6,390,011      28.7%
                                   ------------- -----------
               Total                $22,262,990     100.0%
                                   ============= ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the scheduled maturities for all time deposits as of December 31, 1998, follows:


               1999                  $61,542,656
               2000                   18,123,034
               2001                    5,925,183
               2002                    2,410,855
               2003                    3,692,763
            Thereafter                   963,382
                                    -------------
                                     $92,657,873
                                    =============

         At December 31, 1998, deposits of related parties including  directors,
         executive  officers,   and  their  related  interests  of  the  Company
         approximated $7,880,000.

NOTE 9.     OTHER BORROWINGS

         Short-term borrowings: Federal funds purchased and securities sold under agreements to repurchase mature the next business day. The securities underlying the repurchase agreements are under the subsidiary banks' control and secure the total outstanding daily balances. Other borrowings consist of lines of credit from the Federal Home Loan Bank (FHLB) under its RepoPlus Program. The RepoPlus is limited to the subsidiary banks' outstanding maximum borrowing capacity of approximately $45,433,000 at December 31, 1998, less the current outstanding balance of any long-term FHLB borrowings, and is subject to annual renewal. Borrowings under this arrangement will be granted for terms of 1 to 364 days and will bear interest at a fixed rate set at the time of the funding request. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets of the subsidiary banks.

         Additional details regarding short-term borrowings during the years ended December 31, 1998 and 1997, are presented below:


                                                                           1998
                                                       -----------------------------------------
                                                          Federal
                                                          Funds        Repurchase       Other
                                                        Purchased      Agreements    Borrowings
                                                       ------------ --------------- -------------
 Outstanding at year end                               $         -     $3,944,143      $700,000
 Average amount outstanding                                 82,164      4,981,296       307,219
 Maximum amount outstanding at
     any month end                                         700,000      5,959,583     1,400,000
 Weighted average interest rate                               6.29%          4.20%         5.49%



                                                                           1997
                                                       -----------------------------------------
                                                          Federal
                                                          Funds        Repurchase       Other
                                                        Purchased      Agreements    Borrowings
                                                       ------------ --------------- -------------
 Outstanding at year end                               $        -      $5,745,010      $1,400,000
 Average amount outstanding                               107,534       3,853,897       1,724,015
 Maximum amount outstanding at
     any month end                                              -       5,745,010       2,400,000
 Weighted average interest rate                              5.33%           4.21%           5.14%

                   .NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Long-term borrowing: On February 18, 1997 and March 14, 1997, the Company obtained two long-term borrowings from two separate, unaffiliated financial institutions in the amounts of $3,000,000 and $500,000 respectively, to fund a portion of its investment in an affiliate. Both of these borrowings were paid off in 1998.

         The subsidiary banks also had long-term borrowings of $16,468,875 and $7,558,348 as of December 31, 1998 and 1997, respectively, which consisted of advances from the Federal Home Loan Bank of Pittsburgh to fund local mortgage loan growth. These borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2008. The average interest rate paid during 1998 and 1997 approximated 5.35% and 6.11%, respectively.

         A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:


    Year Ending December 31,                  Amount
   ------------------------------       ------------------
               1999                         $1,026,364
               2000                            856,611
               2001                            378,079
               2002                          3,150,840
               2003                          2,424,974
         Thereafter                          8,632,007
                                         -----------------
                                           $16,468,875
                                         =================

NOTE 10. INCOME TAXES

         The components of applicable income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, are as follows:


                                 1998        1997         1996
                                ---------- --------    ----------
 Current
     Federal                   $  832,962  $563,735    $602,391
     State                        116,300    79,691      75,932
                                ---------- --------    ----------
                                  949,262   643,426     678,323
                                ---------- --------    ----------
 Deferred
     Federal                       19,359    39,640     (31,208)
     State                         (2,071)    8,199      (3,902)
                                ---------- --------    ----------
                                   17,288    47,839     (35,110)
                                ---------- ---------    ----------
            Total              $  966,550  $691,265    $643,213
                                ========== =========    ==========



         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1998, 1997 and 1996 is as follows:



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1998              1997             1996
                                        -------------------- ------------------ -----------------
                                          Amount    Percent   Amount    Percent Amount    Percent
                                        ----------- -------- ---------- ------- ---------- ------
 Computed tax at applicable
   statutory rate                       $ 917,947      34   $751,713      34   $725,305     34
 Increase (decrease) in taxes
     resulting from:
     Tax-exempt interest, net             (92,251)     (3)   (94,460)     (4)   (80,961)    (4)
     State income taxes, net
         of Federal income tax
         benefit                           75,391       3     58,007       3     47,540      2
     Change in deferred tax
         valuation allowance               61,965       2     15,758       1      5,237      -
     Nondeductible amortization
         of goodwill                       33,415       1          -       -          -      -
     Noncash charitable
         contribution                           -       -    (41,573)     (2)   (59,704)    (3)
     Other, net                           (29,917)     (1)     1,820       -      5,796      1
                                        ----------- -------- ---------- ------ ---------- ------
 Applicable income taxes                 $ 966,550     36   $691,265      32   $643,213     30
                                        =========== ======== ========== ====== ========== ======


         Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

         The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                                             1998              1997
 Deferred tax assets                                   ----------------    ---------------
     Allowance for loan losses                            $ 380,420         $226,964
     Deferred compensation                                   80,803           62,137
     Other deferred costs and accrued expenses               65,558                -
     Deductible goodwill                                     29,235            9,482
     Net operating loss carryforwards                        90,589                -
     Charitable contribution carryforward                     1,226                -
                                                       ----------------    ---------------
                                                            647,831          298,583
     Less valuation allowance                              (271,733)        (209,768)
                                                       ----------------    ---------------
                                                            376,098           88,815
 Deferred tax liabilities
     Depreciation                                           115,432           51,225
     Net unrealized gain on securities                      196,440          123,349
     Accretion on tax-exempt securities                       6,120            2,519
     Purchase accounting adjustments                        106,126                -
     Deferred gain on disposal of premises and equipment          -           15,135
                                                       ----------------    ---------------
                                                            424,118          192,228
                                                       ----------------    ---------------
     Net deferred tax assets (liabilities)               $  (48,020)       $(103,413)
                                                       ================    ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The income tax expense (benefit) on realized securities gains (losses) was $3,142, $3,769 and $11,550, for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has available for tax purposes $194,818 and $249,674, respectively, in Federal and State net operating loss carryforwards to offset future taxable income of Capital State Bank, Inc. These carryforwards expire in varying amounts through 2011.

NOTE 11. EMPLOYEE BENEFITS


         Profit-Sharing and Thrift Plan: The Company has a defined contribution profit-sharing and thrift plan with 401(k) provisions covering substantially all employees. Contributions to the Plan are at the discretion of the Board of Directors. Contributions made to the Plan and charged to expense were $61,859, $53,417, and $54,240 for the years ended December 31, 1998, 1997 and 1996, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN: The Company has an Employee Stock Ownership Plan (ESOP) which enables eligible employees to acquire shares of the Company's common stock. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

         The expense recognized by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year. Contributions to the ESOP for the years ended December 31, 1998, 1997 and 1996 were $54,559, $51,047 and $48,250, respectively. Dividends made by the Company to the ESOP are reported as a reduction to retained earnings. The ESOP owns 11,560 shares of the Company's common stock, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.

         The trustees of both the Profit-Sharing and Thrift Plan and ESOP are also members of the Company's Board of Directors.

         INCENTIVE COMPENSATION PROGRAM: South Branch Valley National Bank has an incentive compensation program for its key employees. Bonuses are awarded to key employees based on a prescribed formula using the Bank's return on equity as a base. Under the terms of the incentive compensation program, bonuses charged to operations totaled $185,000, $141,000 and $137,000 for 1998, 1997 and 1996, respectively.

         DIRECTORS DEFERRED COMPENSATION PLAN: South Branch Valley National Bank has established a non-qualified deferred compensation plan for directors who voluntarily elect to participate. Under that plan, a director, on or before December 31, of any year, may elect to defer payment of all retainer, meeting and committee fees earned during the calendar year following such election and, unless such election is subsequently terminated, all succeeding calendar years. Amounts deferred are periodically converted to units representing shares of the Company's stock which are to be periodically purchased by the plan at current market values when available on the open market.

         In December 1998, the Directors of South Branch Valley National Bank voted in principle to amend and restate this plan by revoking all units of Company common stock previously assigned to participants and to invest all prior and future deferrals of fees in separate variable life insurance contracts. The Company expects to complete the amendment and restatement of this plan in 1999.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The liability for deferred directors' compensation at December 31, 1998 and 1997, approximated $211,250 and $162,450, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

         STOCK OPTION PLAN: In April 1998, the Company's shareholders approved the 1998 Officer Stock Option Plan. Under the terms of the plan, the Company's Board of Directors or its designated committee may grant options for up to 120,000 shares of common stock to officers employed by the Company or its subsidiaries. Each option granted under the plan shall have a term of no more than 10 years and an exercise price no less than the fair market value of the Company's common stock as of the date of grant. Options granted under the plan vest according to a schedule designated at the grant date. The Company intends to account for grants under this plan in accordance with APB Opinion No. 25. As of December 31, 1998, no options had been granted under the plan.

         In February 1999, the Company's Board of Directors voted to grant a total of 7,500 options to certain of its officers. These options have a term of 10 years, vest ratably over 5 years, and have an exercise price of $41.65.

NOTE 12. COMMITMENTS AND CONTINGENCIES

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: The Company is a party of certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Such financial instruments consist solely of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Company has in this class of financial instruments. The Company's total contract amount of commitments to extend credit at December 31, 1998 and 1997, approximated $9,155,179 and $5,715,032, respectively.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

         Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

         LITIGATION: The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

         EMPLOYMENT AGREEMENTS: The Company has various employment agreements with its chief executive officer and certain other senior executive officers. These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         YEAR 2000 READINESS: The Year 2000 Issue ("Issue") relates to whether computer and other electronic systems will properly recognize date-sensitive information when the year changes from 1999 to 2000. Since the Company and its suppliers, customers, and service providers are heavily dependent on computer processing in the conduct of business, a plan was developed to study, test and remedy the Issue. As a result, a remediation plan and processes were developed and implemented and the Company made expenditures approximating $131,000 during 1998, of which $116,000 were capital expenditures for the replacement of computers and other date dependent electronic devices and processes. To complete the remediation plan, limited additional remediation will be completed in the first half of 1999, the cost of which is not expected to exceed $50,000.

         Based on the actions taken and the processes implemented regarding remediation of the Issue, management feels that risks from potential Year 2000 business disruptions have been minimized to the extent possible. Management will continue to analyze and monitor all systems and processes over which it has control throughout 1999. Also, contingency plans have been developed to minimize risks of Year 2000 disruptions from sources outside of the Company's control.

NOTE 13. RESTRICTIONS ON CAPITAL AND DIVIDENDS

         The primary source of funds for the dividends paid by South Branch Valley Bancorp, Inc. is dividends received from its subsidiary banks. Dividends paid by the subsidiary banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by their regulatory agencies if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1999, the net retained profits available for distribution to South Branch Valley Bancorp, Inc. as dividends without regulatory approval are approximately $730,000 plus net retained income of the subsidiary banks for the interim periods through the date of declaration.

         The Company and its subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each of its subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company's and its subsidiaries' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and each of its subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and each of its subsidiaries met all capital adequacy requirements to which they were subject.

         The most  recent  notifications  from the banking  regulatory  agencies categorized the Company and each of its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and each of its subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

         The Company's and its subsidiaries', South Branch Valley National Bank's ("SBVNB") and Capital State Bank, Inc.'s ("CSB"), actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             To be Well Capitalized
                                                                      Minimum Required       under Prompt Corrective
                                                  Actual              Regulatory Capital       Action Provisions
                                            -------------------  -------------------------- -------------------------
                                             Amount     Ratio     Amount           Ratio        Amount     Ratio
                                            --------- ---------  ------------- ------------ ------------  -----------

 As of December 31, 1998
 Total Capital (to risk weighted assets)
     Company                               $23,309       18.4%    $10,126           8.0%      $12,658       10.0%
     SBVNB                                  13,510       14.0%      7,721           8.0%        9,652       10.0%
     CSB                                     8,976       30.5%      2,356           8.0%        2,945       10.0%

 Tier I Capital (to risk weighted assets)
     Company                                21,937       17.3%      5,063           4.0%        7,595        6.0%
     SBVNB                                  12,468       12.9%      3,861           4.0%        5,791        6.0%
     CSB                                     8,646       29.4%      1,178           4.0%        1,767        6.0%

 Tier I Capital (to average assets)
     Company                                21,937       11.5%      5,702           3.0%        9,504        5.0%
     SBVNB                                  12,468        8.7%      4,289           3.0%        7,148        5.0%
     CSB                                     8,646       17.7%      1,464           3.0%        2,441        5.0%


 As of December 31, 1997
 Total Capital (to risk weighted assets)
     Company                               $15,759       17.7%     $7,126           8.0%       $8,908       10.0%
     SBVNB                                  12,779       14.4%      7,123           8.0%        8,904       10.0%
     CSB                                         *          *           *             *            *           *
 Tier I Capital (to risk weighted assets)
     Company                               $14,864       16.7%     $3,563           4.0%       $5,345        6.0%
     SBVNB                                  11,884       13.4%      3,562           4.0%        5,342        6.0%
     CSB                                         *          *           *             *            *           *
 Tier I Capital (to average assets)
     Company                                14,864       11.3%      3,941           3.0%        6,569        5.0%
     SBVNB                                  11,884        9.2%      3,897           3.0%        6,494        5.0%
     CSB                                         *          *           *             *            *           *


 * - No data presented relative to CSB for the year ended December 31, 1997, as this subsidiary was acquired by the Company in March 1998.

NOTE 14. PENDING ACQUISITION AND NEW SUBSIDIARY

         On December 23, 1998, a subsidiary of the Company, Capital State Bank, Inc. entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction is expected to be completed in April 1999, subject to approval by the appropriate regulatory authorities, and will include the branches' facilities and associated loan and deposit accounts. The offices will be operated as branches of Capital State Bank, Inc. Total deposits of the branches approximated $46.5 million and total loans approximated $11 million as of December 31, 1998. Under the terms of the purchase agreement, Capital State will assume the deposits and acquire the loans of the branch offices. The total consideration to be paid is anticipated to be approximately $3.4 million and will be finally determined at closing based upon the total deposits assumed plus the seller's net book value of the branch offices and equipment.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 1998, the Company applied for and on January 25, 1999 received preliminary approval from the Office of the Comptroller of the Currency to begin organizing a new subsidiary bank, Shenandoah Valley National Bank, to be located in Winchester, Virginia. This newly chartered institution will be initially capitalized with $4 million, to be funded by a special dividend in the amount of $3 million from the Company's subsidiary bank, South Branch Valley National Bank, and from a $1 million term loan from an unaffiliated bank. Shenandoah Valley National Bank is expected to open in May 1999 pending final regulatory approvals.

NOTE 15. SUBSEQUENT EVENT

         On March 22, 1999, the Company entered into a letter of intent ("Letter") to affiliate with Potomac Valley Bank ("Potomac") in Petersburg, West Virginia. Under the terms of the Letter, South Branch and Potomac propose a merger whereby the shareholders of Potomac would exchange all of their outstanding shares of common stock for shares of South Branch common stock at a book-for-book exchange based on the respective book values of South Branch and Potomac as of the closing date. At December 31, 1998, the exchange ratio would have been 3.2143 shares of South Branch common stock for each share of Potomac's 90,000 outstanding shares of common stock. The terms of the Letter also include, among others, that the merger is subject to negotiation of a definitive merger agreement, South Branch changing its name to a name mutually agreeable to both parties, and approval of the transaction by all applicable regulatory authorities and the shareholders of South Branch and Potomac. It is expected that the transaction will be accounted for using the pooling of interests method of accounting. As of December 31, 1998, Potomac's assets, loans, deposits and shareholders' equity totaled $94,297,000, $50,393,000, $81,968,000 and
         $11,813,000, respectively.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

         CASH AND DUE FROM BANKS: The carrying values of cash and due from banks approximate their estimated fair value.

         INTEREST BEARING DEPOSITS WITH OTHER BANKS: The fair values of interest bearing deposits with other banks are estimated by discounting scheduled future receipts of principal and interest at the current rates offered on similar instruments with similar remaining maturities.

         FEDERAL  FUNDS  SOLD:  The  carrying   values  of  Federal  funds  sold
         approximate their estimated fair values.

         SECURITIES: Estimated fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

         LOANS: The estimated fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. No prepayments of principal are assumed.

         ACCRUED INTEREST RECEIVABLE AND PAYABLE: The carrying values of accrued interest receivable and payable approximate their estimated fair values.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DEPOSITS: The estimated fair values of demand deposits (i.e. non interest bearing checking NOW, Super NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

         SHORT-TERM BORROWINGS: The carrying values of short-term borrowings approximate their estimated fair values.

         LONG-TERM BORROWINGS: The fair values of long-term borrowings are estimated by discounting scheduled future payments of principal and interest at current rates available on borrowings with similar terms.

         OFF-BALANCE SHEET INSTRUMENTS: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

         The carrying values and estimated fair values of the Company's financial instruments are summarized below:


                                             December 31, 1998       December 31, 1997
                                      --------------------------- -------------------------
                                                  Estimated                      Estimated
                                       Carrying      Fair           Carrying        Fair
                                       Value        Value            Value         Value
                                      ----------- --------------   ----------   -----------
 Financial assets:
     Cash and due from banks          $4,239,721   $4,239,721        $3,945,099   $3,945,099
     Interest bearing deposits,
           other banks                   770,000      770,000         1,256,000    1,283,843
     Investment in affiliate                   -            -         5,273,481    5,273,481
     Federal funds sold                4,842,745    4,842,745         5,806,717    5,806,717
     Securities available for sale    31,409,924   31,409,924        27,547,094   27,547,094
     Loans                           142,770,127  145,033,585        92,572,652   93,668,853
     Accrued interest receivable       1,059,990    1,059,990           864,083      864,083
                                      ---------- ---------------   ------------ ------------
                                    $185,092,507 $187,355,965      $137,265,126 $138,389,170
                                    ============= ==============   ============ ============

 Financial liabilities:
     Deposits                       $146,373,192 $147,586,412      $106,984,797 $107,728,110
     Short-term borrowings             4,644,143    4,644,143         7,145,010    7,145,000
     Long-term borrowings             16,468,875   16,468,875        10,395,848   10,395,848
     Accrued interest payable            677,171      677,171           483,857      483,857
                                    ------------- --------------   ------------ ------------
                                    $168,163,381 $169,376,601      $125,009,512 $125,752,815
                                    ============= ==============   ============ ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Condensed Financial Statements of Parent Company

         The investment of the Company in its wholly-owned subsidiaries is presented on the equity method of accounting. Information relative to the Company's balance sheets at December 31, 1998 and 1997, and the related statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996, are presented as follows:


Balance Sheets
                                                       1998           1997
                                                   -------------  -------------
 Assets
 Cash and due from banks                             $   223,555    $   145,593
 Investment in bank subsidiaries, eliminated in
        consolidation                                 23,388,502     12,189,418
 Securities available for sale                           306,625        206,625
 Investment in affiliate                                       -      5,273,481
 Furniture and equipment                                 125,966
 Other assets                                            100,481        109,374
                                                   ------------- ---------------
             Total assets                            $24,145,129    $17,924,491
                                                   ============= ===============


 Liabilities and Shareholders' Equity
 Long-term borrowings                                $         -   $  2,837,500
 Other liabilities                                             -         26,439
                                                   ------------- ---------------
         Total liabilities                                     -      2,863,939
                                                   ------------- ---------------
 Common stock, $2.50 par value,
     authorized 1998-2,000,000 shares,
     1997-600,000 shares; issued 1998-
     600,407 shares, 1997-416,942 shares               1,501,018      1,042,355
 Capital surplus                                       9,611,774      2,089,709
 Retained earnings  (consisting of undivided profits
     of bank subsidiaries not yet distributed)        13,103,264     11,898,420
 Less cost of shares acquired for the treasury
     1998-9,115 shares; 1997-4,115 shares               (384,724)      (166,970)
  Accumulated other comprehensive income                 313,797        197,038
                                                   ------------- ---------------
         Total shareholders' equity                   24,145,129     15,060,552
                                                   ------------- ---------------
           Total liabilities and shareholders'
                         equity                      $24,145,129   $ 17,924,491
                                                   ============= ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income
                                                               1998        1997         1996
                                                            -----------  ---------- ------------
 Income
 Dividends from bank subsidiaries                           $1,300,000  $1,500,000     600,000
 Other dividends and interest income                             7,454       9,225       2,797
 Management fees from bank subsidiaries                         55,000           -           -
 Securities gains                                                4,110           -           -
                                                            -----------  ---------- ------------
         Total income                                        1,366,564   1,509,225     602,797
                                                            -----------  ---------- ------------
 Expense
 Interest expense                                               56,689     214,790           -
 Operating expenses                                            184,057      65,400      26,504
                                                            -----------  ---------- ------------
         Total expenses                                        240,746     280,190      26,504
                                                            -----------  ---------- ------------
Income before income taxes and equity in
     undistributed income of bank subsidiaries               1,125,818   1,229,035     576,293
 Income tax (benefit)                                          (72,200)   (107,874)    (10,204)
                                                            -----------  ---------- ------------
 Income before equity in undistributed income
     of bank subsidiaries                                    1,198,018   1,336,909     586,497
 Equity in undistributed income of bank subsidiaries           535,276     182,748     903,540
                                                            -----------  ---------- ------------
             Net income                                     $1,733,294  $1,519,657 $ 1,490,037
                                                            ===========  ========== ============



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
                                                        1998       1997        1996
                                                     ---------- ----------- ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                    $1,733,294   $1,519,657  $1,490,037
     Adjustments to reconcile net earningsto
         net cash provided by operating activities:
         Equity in undistributed net income of
             bank subsidiaries                       (535,276)    (182,748)   (903,540)
         Depreciation                                   1,396            -           -
         Securities gains                              (4,110)           -           -
         (Increase) decrease in other assets            8,893      (96,170)     (6,377)
         Increase (decrease) in other liabilities     (26,439)      26,439           -
                                                    -----------  ---------- ----------
          Net cash provided by operating activities 1,177,758    1,267,178     580,120
                                                    -----------  ---------- ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities
         available for sale                           204,110           -           -
     Purchases of securities available for sale      (300,000)          -    (200,000)
     Purchase of common stock of affiliate            (90,465)  (5,273,481)         -
     Purchases of furniture and equipment            (127,363)          -           -
                                                    -----------  ---------- ----------
          Net cash (used in) investing activities    (313,718) (5,273,481)   (200,000)
                                                    -----------  ---------- ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid to shareholders                  (528,450)   (332,705)   (291,453)
     Net proceeds from common stock sold                    -   1,489,968           -
     Purchase of treasury stock                      (217,754)          -           -
     Proceeds from long-term borrowings                     -   3,500,000           -
     Repayment of long-term borrowings                (39,874)   (662,500)          -
                                                    -----------  ---------- ----------
             Net cash provided by (used in)
                financing activities                 (786,078)  3,994,763    (291,453)
                                                    -----------  ---------- ----------
         Increase (decrease) in cash                   77,962     (11,540)     88,667
     Cash:
         Beginning                                    145,593     157,133      68,466
                                                    -----------  ---------- ----------
         Ending                                     $ 223,555   $ 145,593   $ 157,133
                                                    ===========  ========== ==========


 SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
     Cash payments for:
         Interest                                   $  83,128    $ 188,351  $       -
                                                     ===========  ========== ==========


  SUPPLEMENTAL SCHEDULE OF NONCASH
      FINANCING ACTIVITIES
     Issuance of 183,465 shares of Company common
         stock in connection with acquisition of
         Capital State Bank, Inc.                  $7,980,728   $      -    $       -
                                                   ===========  ========== ===========

     Long-term borrowings transferred to
             bank subsidiary                       $2,797,626   $      -    $       -
                                                   ===========  ========== ===========


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

Information required by this item is set forth under the captions "NOMINEE FOR DIRECTOR WHOSE TERM WILL EXPIRE IN 2001", "NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2002", "DIRECTORS WHOSE TERMS EXPIRE IN 2000" and "DIRECTORS WHOSE TERMS EXPIRE IN 2001" on pages 7 through 11, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3 of South Branch's 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is set forth under the caption"EXECUTIVE COMPENSATION" on pages 13 through 15, and under the caption "Fees and Benefit Plans for Directors" on page 5 of South Branch's 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the caption "Security Ownership of Directors and Officers" on page 6, and under the captions "NOMINEE FOR DIRECTOR WHOSE TERM WILL EXPIRE IN 2001", "NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2002", "DIRECTORS WHOSE TERMS EXPIRE IN 2000" and "DIRECTORS WHOSE TERMS EXPIRE IN 2001" on pages 7 through 11, of South Branch's 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the captions "Related Transactions" on page 4 of South Branch's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                              INDEX TO EXHIBITS

A.    Exhibits
                                                                  Page(s) in
                                                                  Form  10-KSB
or
      Exhibit                                                           Prior
      Filing
      Number                        Description
      Reference

      (3)         Articles of Incorporation and By-laws

                  (i)   Articles of Association of South
                        Branch Valley National Bank                     (a)

                  (ii)  Articles of Incorporation of South              (c)
                        Valley Bancorp, Inc., amended and
                        restated April 1998

                  (iii) By-laws of South Branch Valley                  (a)
                        Bancorp, Inc.

      (10)        Material Contracts

                  (i)   Change of Control Agreement                     (b)

                  (ii)  Employment Agreement                            57

                  (iii) 1998 Officers Stock Option Plan                 (c)

      (21)        Subsidiaries of the Registrant                        68

      (23)        Consent of Independent Auditors                       69

      (27)        Financial Data Schedule -- electronic filing only


(a) Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s registration statement on Form S-4 dated September 1, 1987, Registration No. 33-16947 filed on or about September 1, 1987.

(b) Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1995 filed on or about March 22, 1996.

(c) Incorporated herein by reference to exhibits to South Branch Valley Bancorp, Inc.'s Form 10-QSB for the quarter ended June 30, 1998 filed on or about August 17, 1998.


B.    Reports on Form 8-K

      No reports of Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1998.

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

                                          SOUTH BRANCH VALLEY BANCORP, INC.
                                           a West Virginia Corporation
                                          (registrant)


By: /s/Oscar M. Bean    3/30/99            By:/s/ H. Charles  Maddy, III 3/30/99
-------------------------------            -------------------------------------
  Oscar M. Bean       Date                 H. Charles  Maddy, III   Date
  Chairman of the Board                    President & Chief Executive Officer


By: /s/Robert S. Tissue 3/30/99
--------------------------------
 Robert S. Tissue        Date
 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Title                    Date

/s/ Oscar M. Bean                       Director             March 30, 1999
------------------
Oscar M. Bean


                                        Director
-------------------
Frank A. Baer, III


                                        Director
-------------------
Donald W. Biller


/s/ James M. Cookman                    Director            March 30, 1999
-------------------
James M. Cookman

                                        Director
-------------------
John W. Crites


                                        Director
--------------
Georgette Rashid George


/s/ Thomas J. Hawse, III                Director           March 30, 1999
-------------------------
Thomas J. Hawse, III


/s/ Phoebe Fisher Heishman              Director           March 30, 1999
--------------------------
Phoebe Fisher Heishman

                                          Title                   Date

                                        Director
--------------
Gary L. Hinkle

                                        Director
--------------
Jeffrey E. Hott


/s/ H. Charles Maddy, III               Director         March 30, 1999
----------------------------
H. Charles Maddy, III


/s/ Harold K. Michael                   Director         March 30, 1999
-----------------------------
Harold K. Michael


/s/ Ronald F. Miller                    Director         March 30, 1999
-----------------------------
Ronald F. Miller


/s/ Russell F. Ratliff, Jr.             Director         March 30, 1999
-----------------------------
Russell F. Ratliff, Jr.

                                        Director
-----------------------------
Charles S. Piccirillo


/s/ Harry C. Welton, Jr.                Director         March 30, 1999
-----------------------------
Harry C. Welton, Jr.