Form 10QSB
period 1999-03-31
SOUTH BRANCH VALLEY BANCORP INC
filed 1999-05-17
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended March 31, 1999
                                             --------------

                       Commission File Number 0-16587
                                              -------

                      South Branch Valley Bancorp, Inc.
                   -----------------------------------------
                    (Exact name of small business issuer as
                          specified in its charter)

                          West Virginia 55-0672148
                         --------------------------
                  (State or other jurisdiction of (IRS Employer
                incorporation or organization) Identification No.)


                              310 North Main Street
                        Moorefield, West Virginia 26836
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                (304) 538-2353
                               ----------------
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          591,292 common shares were outstanding as of May 10, 1998

Transitional Small Business Disclosure Format (Check one):
                                  Yes      No  X
                                     -----   -----

This report contains 25 pages.

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                            Page

PART  I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Consolidated balance sheets
                  March 31, 1999 (unaudited) and December 31, 1998          3

                  Consolidated statements of  income
                  for the three months ended March 31, 1999
                  and 1998 (unaudited)                                      4

                  Consolidated statements of cash flows
                  for the three months ended
                  March 31, 1999 and 1998 (unaudited)                     5-6

                  Consolidated statements of shareholders' equity
                  for the three months ended
                  March 31, 1999 and 1998 (unaudited)                       7

                  Notes to consolidated financial
                  statements (unaudited)                                 8-15

            Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                         16-22

PART  II.   OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                      23


SIGNATURES                                                                 24

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets

                                               March 31,         December 31,
                                                 1999                1998
                                              (unaudited)             (*)
                                            ----------------   -----------------
 ASSETS
 Cash and due from banks                     $    3,822,396      $    4,239,721
 Interest bearing deposits with other banks         770,000             770,000
 Federal funds sold                               1,385,334           4,842,745
 Securities available for sale                   41,700,028          31,409,924
 Loans, net                                     148,634,548         142,770,127
 Bank premises and equipment, net                 5,202,583           5,170,858
 Accrued interest receivable                      1,206,686           1,059,990
 Other assets                                     3,071,932           2,735,672
                                           -----------------   -----------------
                 Total assets                $  205,793,507      $  192,999,037
                                           =================   =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                $   11,419,678      $   11,455,674
         Interest bearing                       139,149,706         134,917,518
                                           -----------------   -----------------
                Total deposits                  150,569,384         146,373,192
                                           -----------------   -----------------
     Short-term borrowings                       11,369,475           4,644,143
     Long-term borrowings                        17,886,647          16,468,875
     Other liabilities                            1,541,386           1,367,698
                                           -----------------   -----------------
              Total liabilities                 181,366,892         168,853,908
                                           -----------------   -----------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value;
       authorized 2,000,000 shares; issued
       600,407 shares                             1,501,018           1,501,018
     Capital surplus                              9,611,774           9,611,774
     Retained earnings                           13,551,134          13,103,264
     Less cost of 8,115 shares acquired for
       the treasury                                (384,724)           (384,724)
     Accumulated other comprehensive income         147,413             313,797
                                           -----------------   -----------------
          Total shareholders' equity             24,426,615          24,145,129
                                           -----------------   -----------------
           Total liabilities and
             shareholders' equity            $   205,793,507     $  192,999,037
                                           =================   =================

(*) - December 31, 1998 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                 Three Months Ended
                                             -----------------------------
                                               March 31,       March 31,
                                                  1999           1998
                                             --------------  -------------
 Interest income
     Interest and fees on loans                $ 3,154,807    $ 2,204,688
     Interest on securities
         Taxable                                   492,070        393,480
         Tax-exempt                                 80,087         78,097
     Interest on Federal funds sold                 22,368         49,132
                                             --------------  -------------
        Total interest income                    3,749,332      2,725,397
                                             --------------  -------------
 Interest expense
     Interest on deposits                        1,590,508      1,162,201
     Interest on short-term borrowings              65,195         64,835
     Interest on long-term borrowings              238,920        167,121
                                             --------------  -------------
        Total interest expense                   1,894,623      1,394,157
                                             --------------  -------------
          Net interest income                    1,854,709      1,331,240
 Provision for loan losses                          77,500         45,000
                                             --------------  -------------
  Net interest income after provision
      for loan losses                            1,777,209      1,286,240
                                             --------------  -------------
 Other income
     Insurance commissions                          11,398         23,455
     Service fees                                  118,080         88,778
     Securities gains (losses)                           -              -
     Other                                          24,154         18,075
                                             --------------  -------------
          Total other income                       153,632        130,308
                                             --------------  -------------
 Other expense
     Salaries and employee benefits                634,966        468,822
     Net occupancy expense                          84,056         50,619
     Equipment rentals, depreciation
       and maintenance                             109,070         81,032
     Federal deposit insurance premiums              4,418          3,260
     Other                                         384,261        250,339
                                             --------------  -------------
          Total other expense                    1,216,771        854,072
                                             --------------  -------------
      Income before income taxes                   714,070        562,476
 Income tax expense                                266,200        176,685
                                             --------------  -------------
              Net income                       $   447,870     $  385,791
                                             ==============  =============

 Basic earnings per common share               $      0.76     $     0.93
                                             ==============  =============
 Diluted earnings per common share             $      0.76     $     0.93
                                             ==============  =============
 Dividends per common                          $       -       $      -
                                             ==============  =============


 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)

                                                 Three Months Ended
                                             -----------------------------
                                               March 31,       March 31,
                                                  1999           1998
                                             --------------  -------------
 Cash Flows from Operating Activities
     Net income                                $   447,870     $  385,791
     Adjustments to reconcile net earnings
         to net cash provided by operating
         activities:
         Depreciation                               94,441         64,958
         Provision for loan losses                  77,500         45,000
         Deferred income tax (benefit) expense      83,600         (8,015)
         (Gain) on disposal of other assets           -            (1,660)
         Amortization of securities premiums
           (accretion of discounts), net             5,916        (28,426)
         Amortization of goodwill and purchase
           accounting adjustments, net              29,731          9,294
         (Increase) decrease in accrued
           interest receivable                    (146,696)       (24,489)
         (Increase) decrease in other assets      (292,601)       (18,687)
         Increase (decrease) in other
           liabilities                             194,247         20,924
                                              -------------  -------------
  Net cash provided by operating activities        494,008        444,690
                                              -------------  -------------
 Cash Flows from Investing Activities
     Proceeds from maturities of interest
       bearing deposits with other banks              -            90,000
     Proceeds from maturities and calls of
       securities available for sale             1,500,000      2,325,000
     Principal payments received on
       securities available for sale               829,667        600,047
     Purchases of securities available for
       sale                                    (12,893,932)    (4,292,235)
     Purchase of common stock of affiliate            -           (90,465)
     Net (increase) decrease in Federal
       funds sold                                3,457,411      5,081,317
     Net loans made to customers                (6,028,466)    (3,713,886)
     Purchases of Bank premises and
       equipment                                  (127,582)        (7,638)
     Proceeds from sales of other assets              -            14,410
                                              --------------  ------------
   Net cash provided by (used in) investing
     activities                                 (13,262,902)        6,550
                                              --------------  ------------
 Cash Flows from Financing Activities
     Net increase (decrease) in demand
       deposit, NOW and savings accounts          4,130,480       436,091
     Net increase (decrease) in time
       deposits                                      77,985      (493,495)
     Net increase (decrease) in short-term
       borrowings                                 6,725,332    (1,429,375)
     Proceeds from long-term borrowings           1,500,000          -
     Repayment of long-term borrowings              (82,228)      (66,391)
                                               -------------  ------------
  Net cash provided by financing activities      12,351,569    (1,553,170)
                                               -------------  ------------
 Increase (decrease) in cash and due from
   banks                                           (417,325)   (1,101,930)
 Cash and due from banks:
         Beginning                                4,239,721     3,945,099
                                               -------------  ------------
         Ending                                 $ 3,822,396   $ 2,843,169
                                               =============  ============

                                      (Continued)

 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                  Three Months Ended
                                             -----------------------------
                                               March 31,       March 31,
                                                  1999           1998
                                             --------------  -------------
 Supplement Disclosures of Cash Flow
     Information
     Cash payments for:
         Interest                               $ 1,899,396    $ 1,365,665
                                               =============  ============
         Income taxes                           $      -       $      -
                                               =============  ============

 Supplemental Schedule of Noncash Investing
   and Financing Activities
     Other assets acquired in settlement
       of loans                                 $    88,000    $   30,520
                                               =============  ============
























See Notes to Consolidated Financial Statements


South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                     Accumulated
                                                                                                       Other       Total
                                                                                                      Compre-      Share-
                                                   Common     Capital      Retained       Treasury    hensive      holders'
                                                   Stock      Surplus      Earnings        Stock      Income       Equity
                                                  ---------- ---------- ------------    -----------  ------------ -------------

 Balance, December 31, 1998                       $1,501,018  $9,611,774 $13,103,264     $(384,724)   $313,797      $24,145,129
   Three Months Ended March 31, 1999
     Comprehensive income:
       Net income                                       -           -        447,870          -           -             447,870
       Other comprehensive income,
         net of tax:
         Net unrealized (loss) on
           securities of ($166,384), net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -           -           -             -       (166,384)        (166,384)
                                                                                                                  -------------
     Total comprehensive income                         -           -           -             -           -             281,486
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, March 31, 1999                          $1,501,018 $9,611,774 $13,551,134     $(384,724)   $ 147,413     $ 24,426,615
                                                  ========== ========== ============    ===========  ============ =============

 Balance, December 31, 1997                       $1,042,355 $2,089,709 $11,898,420     $(166,970)   $ 197,038     $ 15,060,552
   Three Months Ended March 31, 1998
     Comprehensive income:
       Net income                                       -          -        385,791          -            -             385,791
       Other comprehensive income,
         net of tax:
         Net unrealized (loss) on
           securities of ($6,492), net
           of reclassification adjustment
           for gains (losses) included in net
           income of $  -                               -          -            -            -         (6,492)           (6,492)
                                                                                                                    ------------
     Total comprehensive income                         -          -            -            -            -             379,299
                                                   ---------- ---------- ------------    -----------  ------------ -------------
 Balance, March 31, 1998                           $1,042,355 $2,089,709 $12,284,211     $(166,970)   $ 190,546    $ 15,439,851
                                                   ========== ========== ============    ===========  ============ =============






 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (unaudited)


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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1998 audited financial statements and Annual Report on Form 10-KSB.

Note 2.  Earnings per Share

Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the three month periods ended March 31, 1999 and 1998 were 591,292 and 412,827, respectively.

In accordance Financial Accounting Standards Board Statement No. 128, Earning per Share, diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At March 31, 1999, options totaling 7,500 shares of the Company's common stock had been granted under the Company's 1998 Officer Stock Option Plan. As of March 31, 1999, none of these options are vested.

Note 3.  Acquisition of Capital State Bank, Inc.

On March 24, 1998 and March 25, 1998, the shareholders of Capital State Bank, Inc. and South Branch Valley Bancorp, Inc. respectively, approved the merger of Capital State into Capital Interim Bank, Inc., a wholly owned subsidiary of South Branch. The merger was consummated at the close of business on March 31, 1998. This acquisition was accounted for using the purchase method of accounting., and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,966,000, which is included in other assets in the accompanying consolidated balance sheet as of March 31, 1999. This goodwill is being amortized over a period of 15 years using the straight line method.

The following presents certain pro forma condensed consolidated financial information of South Branch, using the purchase method of accounting, after giving effect to the merger as if it had been consummated at the beginning of the periods presented.

                                  (In thousands, except per share data)
                              ----------------------------------------------
                               Three Month Period     Three Month Period
                                      Ended                  Ended
                                 March 31, 1999         March 31, 1998
                              ----------------------------------------------
                               As Reported Pro Forma  As Reported  Pro Forma
                              ----------------------------------------------
    Total interest income      $   3,749    $ 3,749    $  2,725     $ 3,459
    Total interest expense     $   1,894    $ 1,894    $  1,394     $ 1,784
    Net interest income        $   1,855    $ 1,855    $  1,331     $ 1,675
    Net income                 $     448    $   448    $    386     $   390
    Basic earnings per
      common share             $    0.76    $  0.76    $   0.93     $  0.66

This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented, or which will be attained in the future.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1999 and December 31, 1998 are summarized as follows:

                                                March 31, 1999
                              -----------------------------------------------
                                                                    Estimated
                              Amortized        Unrealized             Fair
                                 Cost       Gains       Losses        Value
                              -----------------------------------------------
 Available for Sale
     Taxable:
       U. S. Treasury
         securities           $ 2,991,539  $ 44,836      $   -     $ 3,036,375
       U. S. Government
         agencies and
         corporations          11,196,164     44,711       14,997   11,225,878
       Small Business
         Administration
         guaranteed loan
         participation
         certificates             850,073      5,890        2,882      853,081
       Mortgage-backed
         securities -
         U. S. Government
         agencies and
         corporations            18,125,406      76,400   135,046   18,066,760
       Corporate debt
         securities                 249,949         176       -        250,125
       Federal Reserve
         Bank stock                  44,300          -        -         44,300
       Federal Home Loan
         Bank stock               1,447,300          -        -      1,447,300
       Other equity
         securities                 306,625          -        -        306,625
                                 ----------     --------   -------  -----------
        Total taxable            35,211,356     172,013    152,925  35,230,444
                                 ----------     --------   -------  -----------
     Tax-exempt:
       State and political
         subdivisions             6,244,876     228,856      8,248   6,465,484
       Federal Reserve
         Bank stock                   4,100        -           -         4,100
                                -----------   ---------    ------- ------------
       Total tax-exempt          6,248,976     228,856       8,248   6,469,584
                                -----------   ---------    ------- ------------
            Total              $41,460,332    $400,869    $161,173 $41,700,028
                               ============   =========   ======== ============

                                            December 31, 1998
                              -----------------------------------------------
                                                                    Estimated
                              Amortized        Unrealized             Fair
                                 Cost       Gains       Losses        Value
                              -----------------------------------------------
 Available for Sale
     Taxable:
       U. S. Treasury
         securities           $ 2,990,294   $ 68,354    $    -     $ 3,058,648
       U. S. Government
         agencies
         and corporations      12,698,092     82,796      11,404    12,769,484
       Small Business
         Administration
         guaranteed loan
         participation
         certificates             973,127      21,119         -        994,246
       Mortgage-backed
         securities -
       U. S. Government
         agencies and
         corporations            6,334,380      86,483         -     6,420,863
       Corporate debt
         securities                249,724       1,214         -       250,938
       Federal Reserve
         Bank stock                 44,300         -           -        44,300
       Federal Home Loan
         Bank stock              1,052,300         -           -     1,052,300
       Other equity
         securities                306,625         -           -       306,625
                                ----------     --------   -------- -----------
       Total taxable            24,648,842     259,966      11,404  24,897,404
                                ----------     --------   -------- -----------
     Tax-exempt:
       State and political
         subdivisions            6,246,745     268,525       6,850   6,508,420
       Federal Reserve
         Bank stock                  4,100         -           -         4,100
                                ----------     --------   -------- -----------
       Total tax-exempt          6,250,845     268,525       6,850   6,512,520
                               ------------    --------   -------- -----------
            Total               $30,899,687    $528,491    $18,254 $31,409,924
                               ============   =========   ======== ============

The maturites, amortized cost and estimated fair values of securities at March 31, 1999, are summarized as follows:

                                       Available for Sale
                                   ---------------------------
                                     Amortized     Estimated
                                        Cost      Fair Value
                                   ---------------------------
 Due in one year or less             $ 8,027,047  $ 8,063,860
 Due from one to five years           17,440,503   17,520,632
 Due from five to ten years           12,014,735   12,044,635
 Due after ten years                   2,175,722    2,268,576
 Equity securities                     1,802,325    1,802,325
                                   ---------------------------
                                     $41,460,332  $41,700,028
                                   ===========================

Note 5.  Loans

Loans are summarized as follows:

                                     March 31,     December 31,
                                        1999         1998
                                   ---------------------------
 Commercial, financial and
   agricultural                     $ 46,438,148 $ 41,956,586
 Real estate - construction            1,076,862    1,801,317
 Real estate - mortgage               75,693,176   73,885,892
 Installment                          26,913,042   26,579,782
 Other                                   345,461      409,382
                                   ---------------------------
            Total loans              150,466,689  144,632,959
 Less unearned income                    449,330      490,946
                                   ---------------------------
    Total loans net of unearned
      income                         150,017,359  144,142,013
 Less allowance for loan losses        1,382,811    1,371,886
                                   ---------------------------
            Loans, net              $148,634,548 $142,770,127
                                   ===========================


The following presents loan maturities at March 31, 1999:

                                                   After 1
                                                     but
                                       Within      within 5       After
                                        1 Year      Years        5 Years
                                   -----------------------------------------
 Commercial, financial and
   agricultural                     $ 11,553,903  $ 9,165,339  $ 25,718,906
 Real estate - construction              999,327         -           77,535
 Real estate - mortgage                3,566,639   15,131,830    56,994,742
 Installment                           3,390,614   19,704,622     3,817,772
 Other                                   312,866       32,594          -
                                   -----------------------------------------
               Total                  19,823,349   44,034,385    86,608,955
                                   =========================================

 Loans due after one year with:
          Variable rates                           41,389,148
            Fixed rates                            89,254,192
                                                -------------
                                                $ 130,643,340
                                                =============

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

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended March 31, 1999 and 1998, and for the year ended December 31, 1998, is as follows: .

                                                       Year
                                                       Ended
                                Three Months Ended    December
                                    March 31,            31,
                              -----------------------------------
                                 1999       1998        1998
                              -----------------------------------

 Balance, beginning of
   period                     $1,371,886   $ 895,281   $ 895,281
 Losses:
   Commercial, financial &
     agricultural                 14,357         -         4,063
   Real estate - mortgage         30,488         -            -
   Installment                    28,711      19,235     124,103
   Other                            -            506      24,638
                              -----------------------------------
            Total                 73,556      19,741     152,804
                              -----------------------------------
 Recoveries:
   Commercial, financial &
     agricultural                   -          1,575       2,830
   Real estate - mortgage            450       6,750      21,969
   Installment                     4,883       6,972      60,797
   Other                           1,648         101       2,011
                              -----------------------------------
            Total                  6,981      15,398      87,607
                              -----------------------------------
 Net losses                       66,575       4,343      65,197
 Allowance of purchased
   subsidiary                        -           -       271,802
 Provision for loan losses        77,500      45,000     270,000
                              -----------------------------------
 Balance, end of period       $1,382,811   $ 935,938  $1,371,886
                              ===================================


Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 1999 and December 31, 1998:
                                     March 31,     December 31,
                                        1999         1998
                                   ---------------------------
Demand deposits, interest
  bearing                           $ 30,788,845 $ 27,510,717
 Savings deposits                     15,637,277   14,748,928
 Certificates of deposit              83,927,494   83,319,247
 Individual retirement accounts        8,796,091    9,338,626
                                   ---------------------------
               Total                $139,149,707 $134,917,518
                                   ===========================

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 1999:

                                       Amount       Percent
                                   ---------------------------
 Three months or less                $ 5,712,746        24.8%
 Three through six months              4,822,510        20.9%
 Six through twelve months             6,927,305        30.0%
 Over twelve months                    5,609,784        24.3%
                                   ---------------------------
               Total                 $23,072,345       100.0%
                                   ===========================

A summary of the scheduled maturities for all time deposits as of March 31, 1999 is as follows:

               1999                  $51,730,716
               2000                   25,540,584
               2001                    6,529,132
               2002                    3,219,712
               2003                    3,661,080
            Thereafter                 2,042,361
                                   --------------
                                     $92,723,585
                                   ==============

Note 8.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require South Branch and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that South Branch and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

                                                                   To be Well
                                                                   Capitalized
                                                                  under Prompt
                                              Minimum Required     Corrective
                                                 Regulatory           Action
                                Actual            Capital           Provisions
                           ----------------- ----------------- -----------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           ----------------- ----------------- -----------------
 As of March 31, 1999
 Total Capital (to risk
   weighted assets)
     South Branch          $25,138   19.1%    $10,512   8.0%   $13,140   10.0%
     SBVNB                  13,989   13.9%      8,072   8.0%    10,091   10.0%
     CSB                     8,996   41.0%      1,753   8.0%     2,192   10.0%
 Tier I Capital (to risk
   weighted assets)
     South Branch           22,370   17.0%      5,256   4.0%     7,884    6.0%
     SBVNB                  12,945   12.8%      4,036   4.0%     6,054    6.0%
     CSB                     8,722   39.8%        877   4.0%     1,315    6.0%
 Tier I Capital (to
   average assets)
     South Branch           22,370   11.5%      5,832   3.0%     9,719    5.0%
     SBVNB                  12,945    9.0%      4,319   3.0%     7,198    5.0%
     CSB                     8,722   17.5%      1,499   3.0%     2,498    5.0%

 As of December 31, 1998
 Total Capital (to risk
    weighted assets)
     South Branch          $23,309    18.4%   $10,126    8.0%   $12,658   10.0%
     SBVNB                  13,510    14.0%     7,721    8.0%     9,652   10.0%
     CSB                     8,976    30.5%     2,356    8.0%     2,945   10.0%

 Tier I Capital (to risk
   weighted assets)
     South Branch           21,937    17.3%     5,063    4.0%     7,595    6.0%
     SBVNB                  12,468    12.9%     3,861    4.0%     5,791    6.0%
     CSB                     8,646    29.4%     1,178    4.0%     1,767    6.0%

 Tier I Capital (to
   average assets)
     South Branch           21,937    11.5%     5,702    3.0%     9,504    5.0%
     SBVNB                  12,468     8.7%     4,289    3.0%     7,148    5.0%
     CSB                     8,646    17.7%     1,464    3.0%     2,441    5.0%


Note 9.  Branch Acquisitions and New Subsidiary

On December 23, 1998, a subsidiary of the Company, Capital State Bank, Inc. entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction was completed on April 22, 1999, and includes the branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.2 million and total loans acquired approximated $8.8 million as of the transaction's closing. The total consideration paid approximated $3.4 million and was based upon the total deposits assumed plus the seller's net book value of the branch offices and equipment at closing.

During 1998, the Company applied for and on January 25, 1999 received preliminary approval from the Office of the Comptroller of the Currency to begin organizing a new subsidiary bank, Shenandoah Valley National Bank, to be located in Winchester, Virginia. This newly chartered institution will be initially capitalized with $4 million, to be funded by a special dividend in the amount of $3 million from the Company's subsidiary bank, South Branch Valley National Bank, and from a $1 million term loan from an unaffiliated bank. Shenandoah Valley National Bank is expected to open in May 1999.

Note 10.  Pending Merger

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

INTRODUCTION

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of South Branch Valley Bancorp, Inc. ("Company" or "South Branch") and its wholly owned subsidiaries, South Branch Valley National Bank ("SBVNB") and Capital State Bank, Inc. ("Capital State"), for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 audited financial statements and Annual Report on Form 10-KSB. This discussion may also contain forward-looking statements based on management's expectations, and actual results may differ materially.

ACQUISITION

At the close of business March 31, 1998, South Branch acquired 60% of the outstanding common stock of Capital State, a Charleston, West Virginia state chartered bank with total assets approximating $44 million at the time of acquisition, in exchange for 183,465 shares of South Branch's common stock. South Branch had previously acquired 40% of Capital State's outstanding common stock during 1997. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. Refer to Note 3 of the accompanying consolidated financial statements for additional information regarding this acquisition.

RESULTS OF OPERATIONS

Earnings Summary

The Company reported net income of $448,000 for the three months ended March 31, 1999 compared to $386,000 for the first quarter of 1998, representing a 16.1% increase. The improvement in earnings for the quarter resulted primarily due to higher net interest income and non-interest income, which more than offset increased non-interest expense.

Basic and diluted earnings per common share were $0.76 for the quarter ended March 31,1999 compared to the $0.93 reported for the first quarter of 1998. The decline in earnings per share is attributable to the dilution arising from the acquisition of Capital State. The dilutive effect of this acquisition is expected to be offset in the future by improved earnings performance of Capital State resulting from its continued growth.

Net Interest Income

The  Company's  net  interest  income on a fully  tax-equivalent  basis  totaled
$1,895,000 for the three month period ended March 31, 1999 compared to $1,371,000 for the same period of 1998, representing an increase of $524,000 or 38.2%. This increase resulted from growth in the volume of earning assets as result of the acquisition of Capital State and as a result of continued solid loan growth. South Branch's net yield on interest earning assets decreased slightly to 4.1% for the three month period ended March 31, 1999, compared to 4.3% for the same period in 1998. Growth in net interest income is expected to continue due to anticipated continued growth in volumes of interest earning asset, principally loans, over the near term. Conversely, the Company's net yield on earning assets is anticipated to continue to contract slightly over the balance of 1999, primarily due to competitive pressures on interest rates for new loans within the Company's primary market area.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Table I below.


    Table I - Average Balance Sheet and Net Interest Income Analysis (in
                           thousands of dollars)

                             March 31, 1999             March 31, 1998
                         -------------------------  -------------------------
                         Average  Earnings Yield/    Average Earnings Yield/
                         Balance  Expense   Rate     Balance Expense   Rate
                         -------------------------  -------------------------
 Interest earning assets
   Loans, net of
     unearned income       $146,881 $3,155    8.6%    $ 94,235 $2,205    9.4%
   Securities
     Taxable                 29,860    492    6.6%      22,671    393    6.9%
     Tax-exempt (1)           6,246    121    7.7%       5,987    118    7.9%
     Federal funds sold       2,053     22    4.3%       3,332     49    5.9%
                         -------------------------  -------------------------
  Total interest earning
    assets                  185,040   3,790   8.2%     126,225  2,765    8.8%
                         -------------------------  -------------------------
 Noninterest earning
   assets
   Cash & due from
     banks                    3,842                      3,083
   Bank premises and
     equipment                5,664                      3,048
   Other assets               2,573                      6,791
   Allowance for loan
     losses                  (1,386)                      (920)
                            ---------                 ---------
       Total assets         $195,733                  $138,227
                            =========                 =========

Interest bearing
  liabilities
  Interest bearing
    demand deposits        $ 28,371  $  225   3.2%    $  17,379  $ 131   3.0%
  Savings deposits           15,075     105   2.8%       13,973    113   3.2%
  Time deposits              92,521   1,261   5.5%       64,591    918   5.7%
  Short-term
    borrowings                6,275      65   4.1%        5,959     54   3.6%
  Long-term
    borrowings               17,893     239   5.3%       10,358    178   6.9%
                         -------------------------  -------------------------
 Total interest bearing
   liabilities              160,135   1,895  4.7%       112,260    1,394 5.0%
                         -------------------------  -------------------------
Noninterest bearing
  liabilities
  and shareholders'
  equity
    Demand deposits          11,375                       9,490
     Other liabilities        1,766                       1,136
     Shareholders'equity     22,457                      15,341
                            --------                   --------
  Total liabilities and
    shareholders'
    equity                 $195,733                    $138,227
                           ========                    ========

 Net interest earnings             $1,895                        $1,371
                                   ======                        ======
 Net yield on interest
   earning assets                            4.1%                         4.3%
                                             ====                         ====

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $41,000 and $40,000 for the periods ended March 31, 1999 and 1998, respectively.

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

The Company recorded a $78,000 provision for loan losses for the first three months of 1999, compared to $45,000 for the same period in 1998. This increase reflects the acquisition of Capital State and continued growth of the loan portfolio. Net loan charge offs for the first quarter of 1999 were $67,000, as compared to $4,000 over the same period of 1998. The increase in net loan charge offs is related primarily to losses, which had previously been provided for in the allowance for loan losses, were incurred on one commercial and one real estate loan during the first quarter of 1999. At March 31, 1999, the allowance for loan losses totaled $1,383,000 or 0.9% of loans, net of unearned income, compared to $1,372,000 or 1.0% of loans, net of unearned income at December 31, 1998. See Note 6 of the notes to the accompanying consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 1999 and 1998 and for the year ended December 31, 1998.

As illustrated in Table II below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have remained relatively stable during the past 12 months, despite continued growth in the Company's loan portfolio.

                                  Table II -
             Summary of Past Due Loans and Non-Performing Assets
                          (in thousands of dollars)

                                          March 31,
                                   -------------------      December 31,
                                     1999        1998          1998
                                   -------------------      -----------
Loans contractually past due 90 days or
    more still accruing interest   $   19       $ 120         $ 355
Non-performing assets:
      Non-accruing loans              275         154           297
      Repossessed assets                -          31            12
      Foreclosed properties           173          47            85
                                    ------      ------        ------
                                    $ 467       $ 352         $ 749
                                    ======      ======        ======

Percentage of total loans            0.3%        0.4%          0.5%
                                     ====        ====          ====

Noninterest Income and Expense

Total other income increased approximately $23,000 or 17.7% to $154,000 during the first quarter of 1999, as compared to the first three months of 1998. The most significant item contributing to this increase was service fee income, which increased $29,000 from approximately $89,000 to $118,000, or 32.6%. This resulted primarily from a change in South Branch's deposit fee structure and the acquisition of Capital State effective April 1, 1998.

Total noninterest expense increased approximately $363,000, or 42.5% to $1,217,000 during the first quarter of 1999 as compared to the same period in 1998. Substantially all of this increase resulted due to the noninterest expenses of Capital State.

FINANCIAL CONDITION

Total assets of the Company were $205,794,000 at March 31, 1999, compared to $192,999,000 at December 31, 1998, representing a 6.6% increase. Table III below serves to illustrate significant changes in the Company's financial position between December 31, 1998 and March 31, 1999.

                                   Table III -
                      Summary of Significant Changes
                         in Company's Financial
                                Position
                         (in thousands of dollars)


                                      Increase
                       Balance       (Decrease)       Balance
                       December 31, -------------     March 31,
                         1998      Amount Percentage   1999
                       ---------------------------------------
 Assets
   Federal funds sold   $  4,843    $(3,458) -71.4%   $ 1,385
   Securities
     available for sale   31,410     10,290   32.8%    41,700
   Loans, net of
     unearned income     144,142      5,875    4.1%   150,017

 Liabilities
   Interest bearing
     deposits           $134,918   $ 4,232     3.1%  $139,150
   Short-term
     borrowings            4,644     6,725   144.8%    11,369
   Long-term
     borrowings           16,469     1,418     8.6%    17,887



The increase in securities available for sale resulted primarily from the purchase of GNMA mortgage backed securities during the first quarter of 1999. Purchases of these securities were made as part of South Branch's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company. These securities purchases were funded by the reduction in Federal funds sold and the increase in short-term borrowings under the Company's line of credit with the Federal Home Loan Bank ("FHLB").

The growth in loans during the first three months of 1999, occurring principally in the commercial and real estate portfolios, was funded by increased interest bearing deposits and long-term borrowings from the FHLB.

In conjunction with the Company's acquisition of three branch banks in Greenbrier County, West Virginia in April 1999 (see Note 9 of the accompany consolidated financial statements), the Company realized approximately $36 million in investable funds. These funds were used to repay all the short-term FHLB borrowings used to fund the first quarter 1999 securities purchases discussed above, and were invested in government agency securities and Federal funds sold.

Refer to Notes 4, 5 and 7 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the South Branch's securities, loans and deposits between March 31, 1999 and December 31, 1998.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and lines of credit with FHLB which totaled approximately $37.1 million at March 31, 1999 versus $45.1 million at December 31, 1998. Further enhancing the Company's liquidity is the availability as of March 31, 1999 of additional securities totaling $33.4 million classified as available for sale in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 1999 totaled $24,427,000 compared to $24,145,000 at December 31, 1998, representing an increase of 1.2% which resulted primarily from net retained earnings of the Company during the first quarter of 1999.

See Note 8 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

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

South Branch's estimated progress as of March 31, 1999 towards meeting the Plan's goals for both IT and Non-IT systems by phase are as follows:

                         Estimated      Estimated
                          Percent      Completion
       Phase              Complete        Date
--------------------      ---------    ----------
Mission Critical
  Awareness                  100%       06/30/1998
  Assessment                 100%       09/30/1998
  Renovation                  98%       06/30/1999
  Testing/Validation          98%       06/30/1999
  Implementation              95%       06/30/1999

Non-mission Critical
  Awareness                  100%       06/30/1998
  Assessment                 100%       09/30/1998
  Renovation                  95%       06/30/1999
  Testing/Validation          95%       06/30/1999
  Implementation              95%       06/30/1999

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

Identifiable costs for the Company's Year 2000 project during 1999 approximated $20,000, substantially all of which were capital expenditures for the replacement of computers and other date dependent electronic devices. The cost to complete the Plan is not expected to exceed $50,000.

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

The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide Mission Critical services to the Company. South Branch is in the process of developing Year 2000 contingency plans in the event that Mission Critical third party vendors or other third parties fail to adequately address Year 2000 issues. Such plans principally will involve internal remediation or identifying alternative vendors.

                          PART II. OTHER INFORMATION


Item 6(a). Exhibits required by Item 601 of Regulation S-B

        Exhibit 11.  Statement re:  Computation of Earnings per Share

        Exhibit 27.  Financial Data Schedule - electronic filing only


Item 6(b).  Reports on Form 8-K.

   On January 4, 1999, South Branch Valley Bancorp, Inc. announced it will acquire three branch banking facilities located in Greenbrier County, West Virginia and the related loans and deposits from another financial institution.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOUTH BRANCH VALLEY BANCORP, INC.
                                          (registrant)




                                          By: /s/H. Charles Maddy, III
                                             -------------------------
                                          H. Charles Maddy, III,
                                          President and
                                          Chief Executive Officer




                                          By: /s/ Robert S. Tissue
                                             -------------------------
                                          Robert S. Tissue,
                                          Chief Financial Officer


Date: May 17, 1999
     --------------