Form 10QSB
period 1999-06-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1999-08-17
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                   For Quarterly Period Ended June 30, 1999
                                              -------------
                       Commission File Number 0-16587
                                              -------
                       South Branch Valley Bancorp, Inc.
                    --------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

                         West Virginia                   55-0672148
                    -------------------------            ----------
                  (State or other jurisdiction of      (IRS Employer
                   incorporation or organization)    Identification No.)


                              310 North Main Street
                         Moorefield, West Virginia 26836
                    ---------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (304) 538-1000
                                 ---------------
               (Issuer's telephone number, including area code)

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

         591,292 common shares were outstanding as of August 6, 1999

Transitional Small Business Disclosure Format (Check one):

                                  Yes     No  X
                                     ----    ----
This report contains 25 pages.

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                          Page

PART  I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Consolidated balance sheets
                  June 30, 1999 (unaudited) and December 31, 1998           3

                  Consolidated statements of  income
                  for the three months and six months ended
                  June 30, 1999 and 1998 (unaudited)                        4

                  Consolidated statements of cash flows
                  for the six months ended
                  June 30, 1999 and 1998 (unaudited)                      5-6

                  Consolidated statements of shareholders' equity
                  for the six months ended
                  June 30, 1999 and 1998 (unaudited)                        7

                  Notes to consolidated financial
                  statements (unaudited)                                 8-16

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                      16-23

PART  II.   OTHER INFORMATION

            Item 4.  Submissions of Matters to a
                     Vote of Security Holders                              24

            Item 6.  Exhibits and Reports on Form 8-K                      24


SIGNATURES                                                                 25

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                June 30,          December 31,
                                                  1999                1998
                                               (unaudited)             (*)
                                           -----------------   -----------------
 ASSETS
 Cash and due from banks                      $    5,117,844      $    4,239,721
 Interest bearing deposits
     with other banks                              6,596,773             770,000
 Federal funds sold                               10,006,943           4,842,745
 Securities available for sale                    64,512,851          31,409,924
 Loans, net                                      170,169,354         142,770,127
 Bank premises and equipment, net                  6,967,713           5,170,858
 Accrued interest receivable                       1,492,790           1,059,990
 Other assets                                      7,001,561           2,735,672
                                           -----------------   -----------------
                Total assets                  $  271,865,829      $  192,999,037
                                           =================   =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                 $   17,920,867     $   11,455,674
         Interest bearing                        191,706,995        134,917,518
                                           -----------------   -----------------
               Total deposits                    209,627,862        146,373,192
                                           -----------------   -----------------
     Short-term borrowings                        16,312,904          4,644,143
     Long-term borrowings                         20,803,179         16,468,875
     Other liabilities                             1,491,245          1,367,698
                                           -----------------   -----------------
             Total liabilities                   248,235,190        168,853,908
                                           -----------------   -----------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value,
       authorized 2,000,000 shares,
       issued 600,407 shares                       1,501,018          1,501,018
     Capital surplus                               9,611,774          9,611,774
     Retained earnings                            13,687,492         13,103,264
     Less cost of 9,115 shares acquired
       for the treasury                            (384,724)           (384,724)
     Accumulated other comprehensive income        (784,921)            313,797
                                           -----------------   -----------------
         Total shareholders' equity               23,630,639         24,145,129
                                           -----------------   -----------------
    Total liabilities and
       shareholders' equity                   $  271,865,829     $  192,999,037
                                           =================   =================

 (*) - December 31, 1998 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                     Three Months Ended      Six Months Ended
                                    ---------------------  ---------------------
                                      June 30,  June 30,    June 30,   June 30,
                                       1999       1998        1999       1998
                                    ---------- ----------  ---------- ----------
 Interest income
     Interest and fees on loans     $3,502,911 $2,930,902  $6,657,718 $5,135,590
     Interest on securities
         Taxable                       888,691    533,554   1,380,761    927,034
         Tax-exempt                     78,545     81,502     158,632    159,599
     Interest on Federal funds sold     44,161     84,456      66,529    133,588
                                    ---------- ----------  ---------- ----------
         Total interest income       4,514,308  3,630,414   8,263,640  6,355,811
                                    ---------- ----------  ---------- ----------
 Interest expense
     Interest on deposits            1,927,705  1,629,654   3,518,213  2,791,855
     Interest on short-term
       borrowings                      106,657     57,303     171,852    122,138
     Interest on long-term borrowings
                                       276,228    169,544     515,148    336,665
                                    ---------- ----------  ---------- ----------
         Total interest expense      2,310,590  1,856,501   4,205,213  3,250,658
                                    ---------- ----------  ---------- ----------
               Net interest income   2,203,718  1,773,913   4,058,427  3,105,153

 Provision for loan losses              82,500     75,000     160,000    120,000
                                    ---------- ----------  ---------- ----------
    Net interest income after
      provision for loan losses      2,121,218  1,698,913   3,898,427  2,985,153
                                    ---------- ----------  ---------- ----------
  Other income
     Insurance commissions              21,478     25,988      32,876     49,443
     Service fees on deposits          150,343     97,439     258,144    175,836
     Securities gains (losses)               -      4,131           -      4,131
     Other                              38,936     28,789      73,369     57,245
                                    ---------- ----------  ---------- ----------
          Total other income           210,757    156,347     364,389    286,655
                                    ---------- ----------  ---------- ----------
  Other expense
     Salaries and employee benefits    754,807    552,169   1,389,773  1,020,991
     Net occupancy expense             108,718    102,333     192,774    152,952
     Equipment expense                 142,597     99,769     251,667    180,801
     Supplies                          106,041     57,098     141,555     82,232
     Amortization of intangibles        67,135     42,057     109,189     51,352
     Other                             513,627    360,266     824,738    579,436
                                    ---------- ----------  ---------- ----------
          Total other expense        1,692,925  1,213,692   2,909,696  2,067,764
                                    ---------- ----------  ---------- ----------
 Income before income tax expense      639,050    641,568   1,353,120  1,204,044

     Income tax expense                224,785    229,462     490,985    406,147
                                    ---------- ----------  ---------- ----------
          Net income                 $ 414,265 $ 412,106   $ 862,135  $ 797,897
                                    ========== ==========  ========== ==========

 Basic earnings per common share     $   0.70   $   0.69    $   1.46   $   1.58
                                    ========== ==========  ========== ==========
 Diluted earnings per common share   $   0.70   $   0.69    $   1.46   $   1.58
                                    ========== ==========  ========== ==========
 Dividends per common share          $   0.47   $   0.44    $   0.47   $   0.44
                                    ========== ==========  ========== ==========


 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)

                                                      Six Months Ended
                                              --------------------------------
                                                 June 30,         June 30,
                                                   1999             1998
                                              ---------------  ---------------

 Cash Flows from Operating Activities
     Net income                                $     862,135     $    797,897
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
       Depreciation                                  161,408          153,542
       Provision for loan losses                     160,000          120,000
       Deferred income tax expense (benefit)          15,315           (5,953)
       Security gains (losses)                             -           (4,131)
       Loss (gain) on disposal of other assets         1,200           (9,175)
       Amortization of securities premiums
         (accretion of discounts), net                12,609          (21,803)
       Amortization of goodwill and
          purchase accounting adjustments, net        59,079           37,716
      (Increase) decrease in accrued
          interest receivable                       (381,821)        (266,180)
      (Increase) decrease in other assets           (260,039)         188,608
       Increase (decrease) in other liabilities      216,250           79,044
                                              ---------------  ---------------
     Net cash provided by operating activities       846,136        1,069,565
                                              ---------------  ---------------
 Cash Flows from Investing Activities
     Proceeds from maturities of interest
       bearing deposits with other banks          (5,826,773)          99,100
     Proceeds from maturities and calls of
       securities available for sale               4,835,324        3,825,000
     Proceeds from sales of securities
       available for sale                                  -          409,050
     Principal payments received on
       securities available for sale               1,439,784        1,483,951
     Purchases of securities available
       for sale                                  (41,172,577)      (6,077,235)
     Purchase of common stock of affiliate                 -          (90,465)
     Net (increase) decrease in Federal
       funds sold                                 (5,164,198)       10,880,802
     Net loans made to customers                 (18,858,970)      (12,471,958)
     Purchases of Bank premises and
       equipment                                     (709,526)        (262,991)
     Proceeds from sales of other assets                    -            8,411
     Purchase of life insurance contracts          (1,246,000)               -
     Net cash and cash equivalents received
       in acquisitions                             35,071,460          976,517
                                               ---------------  ---------------
     Net cash (used in) investing activities      (31,631,476)      (1,219,818)
                                               ---------------  ---------------
Cash Flows from Financing Activities
     Net increase (decrease) in demand
       deposit, NOW and savings accounts           14,456,198        2,605,788
     Net increase (decrease) in time deposits       1,482,107          386,254
     Net increase (decrease) in short-term
       borrowings                                  11,668,761       (1,217,118)
     Proceeds from long-term borrowings             4,500,000        2,000,000
     Repayment of long-term borrowings               (165,696)      (3,429,303)
     Purchase of treasury stock                             -         (217,754)
     Dividends paid                                  (277,907)        (262,367)
                                               ---------------  ---------------
    Net cash provided by (used in)
      financing activities                         31,663,463         (134,500)
                                               ---------------  ---------------
 Increase (decrease) in cash and
   due from banks                                     878,123         (284,753)
 Cash and due from banks:
         Beginning                                  4,239,721        3,162,552
                                               ---------------  ---------------
         Ending                                 $   5,117,844    $   2,877,799
                                               ===============  ===============


 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)

                                                       Six Months Ended
                                              --------------------------------
                                                 June 30,         June 30,
                                                   1999             1998
                                              ---------------  ---------------
Supplement Disclosures of Cash Flow
  Information
    Cash payments for:
         Interest                              $   4,204,562    $   3,148,449
                                              ===============  ===============
         Income taxes                          $     505,692    $     406,807
                                              ===============  ===============

Supplemental Schedule of Noncash Investing
  and Financing Activities
   Other assets acquired in settlement
     of loans                                  $     112,040     $          -
                                              ===============  ===============

Acquisition of Greenbrier County branches
  Net cash and cash equivalents received
    in acquisition of Greenbrier
    County branches                             $(35,071,460)   $           -
                                              ===============  ===============
   Fair value of assets acquired
     (principally loans and Bank
      premises)                                 $ 12,382,196    $           -
   Deposits and other liabilities assumed        (47,453,656)               -
                                              ---------------  ---------------
                                                $(35,071,460)   $           -
                                              ===============  ===============
Acquisition of Capital State Bank, Inc.
  Prior acquisition of 40% of the
    outstanding common shares
    purchased for cash                          $          -    $   5,363,946
  Acquisition of 60% of the outstanding
    common shares in exchange for 183,465
    shares of Company common stock                         -        7,980,728
                                              ---------------  ---------------
                                                $          -    $  13,344,674
                                              ===============  ===============
  Fair value of assets acquired
    (principally loans and securities)          $          -    $  46,720,306
  Deposits and other liabilities assumed                   -      (33,375,632)
                                              ---------------  ---------------
                                                $          -    $  13,344,674
                                              ===============  ===============

















 See Notes to Consolidated Financial Statements


South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                    Accumulated
                                                                                                       Other       Total
                                                                                                      Compre-      Share-
                                                   Common     Capital      Retained       Treasury    hensive      holders'
                                                   Stock      Surplus      Earnings        Stock      Income       Equity
                                                  ---------- ---------- ------------    -----------  ------------ -------------

 Balance, December 31, 1998                       $1,501,018  $9,611,774 $13,103,264     $(384,724)   $313,797      $24,145,129
   Six Months Ended June 30, 1999
     Comprehensive income:
       Net income                                       -           -        862,135          -           -             862,135
       Other comprehensive income,
         net of tax:
         Net unrealized (loss) on
           securities of ($1,098,718), net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -           -           -             -      (1,098,718)    (1,098,718)
                                                                                                                  -------------
     Total comprehensive income                         -           -           -             -            -          (236,583)
                                                                                                                  -------------
     Cash dividend declared on
       common stock ($.47 per share)                    -           -      (277,105)          -            -          (277,105)
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, June 30, 1999                           $1,501,018 $9,611,774 $13,687,492     $(384,724)   $ (784,921)  $ 23,630,639
                                                  ========== ========== ============    ===========  ============ =============

 Balance, December 31, 1997                       $1,042,355 $2,089,709 $11,898,420     $(166,970)   $ 197,038    $ 15,060,552
   Six Months Ended June 30, 1998
     Comprehensive income:
       Net income                                       -          -        797,897          -            -            797,897
       Other comprehensive income,
         net of tax:
         Net unrealized gain on
           securities of $4,335, net
           of reclassification adjustment
           for gains included in net
           income of $2,541                             -          -           -            -           1,794            1,794
                                                                                                                   ------------
     Total comprehensive income                         -          -           -            -            -             799,691
                                                                                                                   ------------
     Issuance of 183,465 shares of
       common stock at $43.50 per share
       as consideration for the acquisition
       of Capital State Bank, Inc.                    458,668   7,522,065      -            -            -           7,980,728

     Cost of 5,000 shares of common stock
       acquired for the treasury                         -          -          -         (217,754)       -            (217,754)

     Cash dividends declared on
       common stock ($.44 per share)                     -          -      (262,367)        -            -            (262,367)
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, June 30, 1998                           $1,501,018 $9,611,774 $12,433,950     $(384,724)   $  198,832   $ 23,360,850
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

The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by management. This Quarterly Report on Form 10-QSB contains forward- looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause South Branch's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Note 2.   Earnings Per Share

Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the six month periods ended June 30, 1999 and 1998 were 591,292 and 504,657, respectively. The weighted average shares outstanding for the three month periods ended June 30, 1999 and 1998 were 591,292 and 595,479, respectively.

In accordance Financial Accounting Standards Board Statement No. 128, Earning per Share, diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At June 30, 1999, options totaling 7,500 shares of South Branch's common stock had been granted under the Company's 1998 Officer Stock Option Plan, which had the effect of increasing average shares outstanding for purposes of computing diluted earnings per share by 124 and 0 shares, for the second quarter of 1999 and 1998 respectively, and by 85 and 0 shares for the six months ended June 30, 1999 and 1998, respectively.

Note 3.  Acquisitions and New Subsidiary

On December 23, 1998, Capital State Bank, Inc., a subsidiary of the Company, entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction was completed on April 22, 1999, and includes the branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million as of the transaction's closing. This transaction was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $2,267,000, which is included in other assets in the accompanying consolidated balance sheet as of June 30, 1999. This goodwill is being amortized over a period of 15 years using the straight line method.

On March 24, 1998 and March 25, 1998, the shareholders of Capital State Bank, Inc. and South Branch Valley Bancorp, Inc. respectively, approved the merger of Capital State into Capital Interim Bank, Inc., a wholly owned subsidiary of South Branch. The merger was consummated at the close of business on March 31, 1998. This acquisition was accounted for using the purchase method of accounting., and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,966,000, and is being amortized over a period of 15 years using the straight line method.

During 1998, the South Branch applied for and on January 25, 1999 received preliminary approval from the Office of the Comptroller of the Currency to begin organizing a new subsidiary bank, Shenandoah Valley National Bank, to be located in Winchester, Virginia. Shenandoah Valley National Bank was granted its charter on May 14, 1999 and was initially capitalized with $4 million, funded by a special dividend in the amount of $3 million from the Company's subsidiary bank, South Branch Valley National Bank, and from a $1 million term loan from Potomac Valley Bank. Shenandoah Valley National Bank opened for business on May 17, 1999. Start-up costs totaling $89,998 related to the organization of this Institution were expensed during the second quarter of 1999.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1999 and December 31, 1998 are summarized as follows:
                                              June 30, 1999
                              -----------------------------------------------
                                                                    Estimated
                              Amortized        Unrealized             Fair
                                 Cost       Gains       Losses        Value
                              -----------------------------------------------
 Available for Sale
     Taxable:
       U. S. Treasury
         securities           $ 2,492,580   $ 18,983    $    -     $ 2,511,563
       U. S. Government
         agencies
         and corporations      36,248,417     17,208      738,034   35,527,591
       Small Business
         Administration
         guaranteed loan
         participation
         certificates             801,584      2,864        5,196      799,292
       Mortgage-backed
         securities -
         U. S. Government
         agencies and
         corporations           17,561,283    14,662         -      16,940,751
       Federal Reserve
         Bank stock                164,300         -         -         164,300
       Federal Home Loan
         Bank stock              2,126,600         -         -       2,126,600
       Other equity
         securities                306,625         -         -         306,625
                                ----------     --------   -------- -----------
       Total taxable            59,701,389      53,717   1,378,424  58,376,682
                                ----------     --------   -------- -----------
     Tax-exempt:
       State and political
         subdivisions            6,083,687      81,508      33,126   6,132,069
       Federal Reserve
         Bank stock                  4,100         -           -         4,100
                                ----------     --------   -------- -----------
       Total tax-exempt          6,087,787      81,508      33,126   6,136,169
                               ------------    --------   -------- -----------
            Total              $65,789,176    $135,225  $1,411,550 $64,512,851
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
                               ============   =========   ======== ============

The maturites, amortized cost and estimated fair values of securities at June 30, 1999 and December 31, 1998, are summarized as follows:


                                       Available for Sale
                                   ---------------------------
                                     Amortized     Estimated
                                        Cost      Fair Value
                                   ---------------------------
 Due in one year or less            $  7,092,506  $ 7,022,157
 Due from one to five years           24,934,074   24,522,213
 Due from five to ten years           27,983,084   27,223,104
 Due after ten years                   3,177,887    3,143,752
 Equity securities                     2,601,625    2,601,625
                                   ---------------------------
                                    $ 65,789,176 $ 64,512,851
                                   ===========================

Note 5.  Loans

Loans are summarized as follows:

                                      June 30,     December
                                                     31,
                                        1999         1998
                                   ---------------------------
Commercial, financial and
  agricultural                      $ 55,551,087 $ 41,956,586
 Real estate - construction            1,055,136    1,801,317
 Real estate - mortgage               85,344,066   73,885,892
 Installment                          29,580,605   26,579,782
 Other                                   580,621      409,382
                                   ---------------------------
            Total loans              172,111,515  144,632,959
 Less unearned income                    476,108      490,946
                                   ---------------------------
 Total loans net of unearned
        income                       171,635,407  144,142,013
 Less allowance for loan losses        1,466,053    1,371,886
                                   ---------------------------
    Loans, net                      $170,169,354 $142,770,127
                                   ===========================


The following presents loan maturities at June 30, 1999:

                                       Within     After 1 but     After
                                       1 Year      within 5      5 Years
                                                    Years
                                   -----------------------------------------

 Commercial, financial and
   agricultural                      $10,078,238  $11,432,010  $ 34,040,843
 Real estate - construction              978,139            -        76,997
 Real estate - mortgage                2,533,658    8,415,338    74,395,071
 Installment                           3,497,251   21,876,301     4,207,049
 Other                                   543,848       36,773             -
                                   -----------------------------------------
               Total                 $17,631,134  $41,760,422  $112,719,960
                                   =========================================

 Loans due after one year with:
          Variable rates                         $ 47,235,748
          Fixed rates                             107,244,634
                                                 -------------
                                                 $154,480,382
                                                 =============

The Company grants commercial, residential and consumer loans to customers primarily located in the Potomac Highlands, South Central, and South Eastern counties of West Virginia, and in Winchester-Frederick County, Virginia. Although the Company strives to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions. Major employment within the Company's market area is diverse, but primarily includes the poultry, government, health care, education, coal production and various professional, financial and related service industries.

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 1999 and 1998, is as follows:

                                                        Year
                                                       Ended
                                 Six Months Ended     December
                                     June 30,            31,
                              ----------------------------------
                                 1999       1998        1998
                              ----------------------------------
Balance, beginning of period   $1,371,886 $ 895,281   $ 895,281
 Losses:
     Commercial, financial &
       agricultural                14,783       546       4,063
     Real estate - mortgage        30,488         -           -
     Installment                   33,384    68,881     124,103
     Other                          3,715     2,196      24,638
                              ----------------------------------
            Total                  82,370    71,623     152,804
                              ----------------------------------
 Recoveries:
     Commercial, financial &
       agricultural                     -     2,830       2,830
     Real estate - mortgage         1,320    15,123      21,969
     Installment                   13,407    15,037      60,797
     Other                          1,810       169       2,011
                              ----------------------------------
            Total                  16,537    33,159      87,607
                              ----------------------------------
 Net losses                        65,833    38,464      65,197
 Allowance of purchased
   subsidiary                           -   271,802     271,802
 Provision for loan losses        160,000   120,000     270,000
                              ----------------------------------
 Balance, end of period       $1,466,053 $1,248,619  $1,371,886
                              ==================================


Note 7.  Bank Premises and Equipment

The major categories of Bank premises and equipment and accumulated depreciation at June 30, 1999 and December 31, 1998 are summarized as follows:

                                      June 30,     December 31,
                                        1999          1998
                                   ---------------------------
 Land                               $ 1,734,978  $  1,174,679
 Buildings and improvements            5,018,094    3,928,162
 Furniture and equipment               2,624,319    2,327,419
                                   ---------------------------
                                       9,377,391    7,430,260
 Less accumulated depreciation         2,409,678    2,259,402
                                   ---------------------------
 Bank premises and equipment,net    $  6,967,713  $ 5,170,858
                                   ===========================

Note 8.   Deposits

The following is a summary of interest bearing deposits by type as of June 30, 1999 and December 31, 1998:
                                      June 30,     December 31,
                                        1999          1998
                                   ---------------------------
 Demand deposits, interest
   bearing                          $ 43,463,987 $ 27,510,717
 Savings deposits                     33,552,910   14,748,928
 Individual retirement accounts      104,151,394   83,319,247
 Certificates of deposit              10,538,704    9,338,626
                                   ---------------------------
               Total                $191,706,995 $134,917,518
                                   ===========================


The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 1999:

                                       Amount       Percent
                                   ---------------------------
 Three months or less                $ 5,498,663        19.6%
 Three through six months              5,763,148        20.6%
 Six through twelve months             7,301,930        26.0%
 Over twelve months                    9,467,516        33.8%
                                   ---------------------------
               Total                 $28,031,257       100.0%
                                   ===========================


A summary of the scheduled maturities for all time deposits as of June 30, 1999 is as follows:

               1999                 $ 46,515,568
               2000                   46,266,699
               2001                   11,176,497
               2002                    3,858,618
               2003                    3,673,247
            Thereafter                 3,199,469
                                   --------------
                                    $114,690,098
                                   ==============

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

Quantitative measures established by regulation to ensure capital adequacy require South Branch and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as June 30, 1999, that South Branch and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

South Branch's and its subsidiaries', South Branch Valley National Bank's ("SBVNB"), Capital State Bank, Inc.'s ("CSB"), and Shenandoah Valley National Bank's ("SVNB") actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).

                                                                   To be Well
                                                                   Capitalized
                                                                  under Prompt
                                              Minimum Required     Corrective
                                                 Regulatory           Action
                                Actual            Capital           Provisions
                           ----------------- ----------------- -----------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           ----------------- ----------------- -----------------
 As of June 30, 1999
 Total Capital (to risk
   weighted assets)
     South Branch          $21,778   13.6%    $12,819   8.0%   $16,023   10.0%
     SBVNB                  12,059   11.5%      8,408   8.0%    10,511   10.0%
     CSB                     6,859   13.7%      4,014   8.0%     5,018   10.0%
     SVNB                    3,899  116.8%        267   8.0%       334   10.0%
Tier I Capital (to risk
   weighted assets)
     South Branch           20,312   12.7%      6,409   4.0%     9,614    6.0%
     SBVNB                  10,152    9.7%      4,204   4.0%     6,306    6.0%
     CSB                     6,490   12.9%      2,007   4.0%     3,011    6.0%
     SVNB                    3,899  116.8%        134   4.0%       200    6.0%
Tier I Capital (to
   average assets)
     South Branch           20,312    7.9%      7,717   3.0%    12,862    5.0%
     SBVNB                  10,152    6.7%      4,524   3.0%     7,540    5.0%
     CSB                     6,490    7.4%      2,624   3.0%     4,373    5.0%
     SVNB                    3,899  100.2%        117   3.0%       195    5.0

 As of December 31, 1998
 Total Capital (to risk
    weighted assets)
     South Branch          $23,309    18.4%   $10,126    8.0%   $12,658   10.0%
     SBVNB                  13,510    14.0%     7,721    8.0%     9,652   10.0%
     CSB                     8,976    30.5%     2,356    8.0%     2,945   10.0%
     SVNB                      *        *         *       *         *       *
 Tier I Capital (to risk
   weighted assets)
     South Branch           21,937    17.3%     5,063    4.0%     7,595    6.0%
     SBVNB                  12,468    12.9%     3,861    4.0%     5,791    6.0%
     CSB                     8,646    29.4%     1,178    4.0%     1,767    6.0%
     SVNB                      *        *         *       *         *       *
 Tier I Capital (to
   average assets)
     South Branch           21,937    11.5%     5,702    3.0%     9,504    5.0%
     SBVNB                  12,468     8.7%     4,289    3.0%     7,148    5.0%
     CSB                     8,646    17.7%     1,464    3.0%     2,441    5.0%
     SVNB                      *        *         *       *         *       *

 * - No data presented relative to SVNB as of December 31, 1998, as this subsidiary was capitalized by South Branch in April 1999.

Note 10.  Pending Merger

On July 16, 1999, the Company entered into an Agreement and Plan of Merger ("Agreement") to affiliate with Potomac Valley Bank ("Potomac") in Petersburg, West Virginia. Under the terms of the Agreement South Branch and Potomac propose a merger whereby the shareholders of Potomac would exchange all of their outstanding shares of common stock for shares of South Branch common stock at a book-for-book exchange based on the respective book values of South Branch and Potomac as of the closing date. At June 30, 1999, the exchange ratio would have been 3.3188 shares of South Branch common stock for each share of Potomac's 90,000 outstanding shares of common stock. The terms of the Agreement also include, among others, that the merger is subject to South Branch changing its name to Summit Financial Group, Inc. and approval of the transaction by all applicable regulatory authorities and the shareholders of South Branch and Potomac. It is expected that the transaction will be accounted for using the pooling of interests method of accounting. As of June 30, 1999, Potomac's assets, loans, deposits and shareholders' equity totaled $90,718,000, $51,673,000, $78,664,000 and $11,937,000, respectively.

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of South Branch Valley Bancorp, Inc. ("Company" or "South Branch") and its wholly owned subsidiaries, South Branch Valley National Bank ("SBVNB"), Capital State Bank, Inc. ("Capital State"), and Shenandoah Valley National Bank ("SVNB") for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 audited consolidated financial statements and Annual Report on Form 10-KSB. This discussion may also contain forward-looking statements based on management's expectations, and actual results may differ materially.

ACQUISITIONS AND NEW SUBSIDIARY

On May 14, 1999, SVNB, a newly organized bank subsidiary of South Branch, was granted its charter by the Office of the Comptroller of the Currency. This entity was initially capitalized with $4 million, funded by a special dividend in the amount of $3 million from the Company's subsidiary bank, SBVNB, and from a $1 million term loan from Potomac Valley Bank. SVNB opened for business on May 17, 1999.

On December 23, 1998, Capital State entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction was completed on April 22, 1999, and includes the branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million as of the transaction's closing. This transaction was accounted for using the purchase method of accounting and accordingly, the balances and results of operations of the branches are included in the consolidated financial statements of South Branch only from the date of purchase.

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

Refer to Note 3 of the accompanying consolidated financial statements for additional information regarding these acquisitions.

RESULTS OF OPERATIONS

Earnings Summary

South Branch reported net income of $414,000 for the three months ended June 30, 1999 compared to $412,000 for the second quarter of 1998, representing an 0.5% increase. For the six month period ended June 30, 1999, South Branch's net income of $862,000, increased 8.0% from the $798,000 reported for the same period of 1998. The increase in earnings for both the quarterly and six month periods resulted primarily from growth in interest earning assets and improved service fee revenues.

Basic and diluted earnings per common share were $0.70 for the quarter ended June 30, 1999, compared to the $0.69 reported for the second quarter of 1998. For the six month period ended June 30, 1999, basic and diluted earnings per common share totaled $1.46, compared to $1.58 for the same period of 1998. The declines in year-to-date earnings per share are attributable to the dilution arising from acquisition of Capital State. The dilutive effect of this acquisition is expected to be offset in the future by improved earnings performance of Capital State resulting from its continued asset growth and planned cost control initiatives.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $4,141,000 for the six month period ended June 30, 1999 compared to $3,188,000 for the same period of 1998, representing an increase of $953,000 or 29.9%. This increase resulted from growth in the volume of earning assets as result of the acquisitions of Capital State and the Greenbrier County branches and as a result of solid Company-wide loan growth. South Branch's net yield on interest earning assets however decreased to 4.0% for the six month period ended June 30, 1999, compared to 4.3% for the same period in 1998. Growth in net interest income is expected to continue due to anticipated continued growth in volumes of interest earning asset, principally loans, over the near term. Conversely, the Company's net yield on earning assets is anticipated to continue to contract over the balance of 1999, primarily due to the declining yields on loans as result of generally lower interest rates and an increasingly competitive market for quality new credits.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Table I below.

  Table I - Average Balance Sheet and Net Interest Income
                         Analysis

                              June 30, 1999              June 30, 1998
                         -------------------------  -------------------------
                         Average  Earnings/ Yield/  Average Earnings/ Yield/
                         Balance  Expense   Rate    Balance Expense   Rate
                         -------------------------  -------------------------
Interest earning assets
  Loans, net of
    unearned income      $154,526 $ 6,658    8.6%   $109,934 $ 5,136    9.3%
  Securities
    Taxable                38,020   1,230    6.5%    28,163      927    6.6%
    Tax-exempt (1)          6,187     241    7.8%     6,083      242    8.0%
  Federal fund sold and
    interest bearing
    deposits other banks    8,932     217    4.9%     4,648      134    5.8%
                         -------------------------  -------------------------
    Total interest
    earning assets        207,665   8,346    8.0%   148,828    6,439    8.7%
                         -------------------------  -------------------------
Noninterest earning
  assets
  Cash & due from banks     4,253                     3,547
  Bank premises and
    equipment               6,312                     3,879
  Other assets              3,943                     6,222
  Allowance for loan
    losses                 (1,403)                   (1,079)
                         ---------                 ---------
    Total assets         $220,770                  $161,397
                         =========                 =========
Interest bearing
  liabilities
  Interest bearing
    demand deposits      $ 32,263     515   3.2%   $ 21,650      355    3.3%
  Savings deposits         21,391     293   2.7%     15,147      242    3.2%
  Time deposits           100,693   2,710   5.4%     76,490    2,194    5.7%
  Short-term
    borrowings              8,954     172   3.8%      5,637      122    4.3%
  Long-term
    borrowings             18,314     515   5.6%     10,397      338    6.5%
                         -------------------------  -------------------------
  Total interest
  bearing liabilities     181,615   4,205   4.6%    129,321    3,251    5.0%
                         -------------------------  -------------------------
Noninterest bearing
  liabilities
  and shareholders'
  equity
    Demand deposits        14,156                    10,617
     Other liabilities      1,510                     1,325
     Shareholders' equity  23,489                    20,134
                         ---------                 --------
  Total liabilities and
    shareholders'
         equity          $220,770                  $161,397
                         =========                 ========

 Net interest earnings             $4,141                     $3,188
                                   ======                     ======
 Net yield on interest
   earning assets                           4.0%                       4.3%
                                          ======                      =====

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $82,000 and $82,000 for the periods ended June 30, 1999 and 1998, respectively.

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

The Company recorded a $160,000 provision for loan losses for the first six months of 1999, compared to $120,000 for the same period in 1998. This increase reflects the acquisition of Capital State and continued growth of the loan portfolio. Net loan charge-offs for the first half of 1999 were $66,000, as compared to $38,000 over the same period of 1998. At June 30, 1999, the allowance for loan losses totaled $1,466,000 or 0.9% of loans, net of unearned income, compared to $1,249,000 or 1.0% of loans, net of unearned income at December 31, 1998. See Note 6 of the notes to the accompanying consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1999 and 1998 and for the year ended December 31, 1998.

As illustrated in Table II below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest has increased from $749,000 at December 31, 1998. to $1,203,000 at June 30, 1999. This increase resulted principally from a single borrower's credits totaling $400,000 that were past due more than 90 days at June 30, 1999. These credits were paid off in full by the borrower in July 1999.

                                  Table II -
             Summary of Past Due Loans and Non-Performing Assets
                          (in thousands of dollars)

                                        June 30,            December 31,
                                  --------------------------------------
                                     1999        1998          1998
                                  --------------------------------------
Loans contractually past due 90
  days or or more still accruing
  interest                           $698        $106          $355
Non-performing assets:
  Non-accruing loans                  310         139           297
  Repossessed assets                   17          11            12
  Foreclosed properties               178          19            85
                                  -------       -----         -----
                                   $1,203        $275          $749
                                  =======       =====         =====

Percentage of total loans            0.7%        0.2%          0.5%
                                     ====        ====          ====

Noninterest Income and Expense

Total other income increased approximately $78,000 or 27.1% to $364,000 during the first six months of 1999, as compared to the first six months of 1998. The most significant item contributing to this increase was service fees on deposits, which increased $82,000 from approximately $176,000 to $258,000, or 46.8%. This resulted primarily from a change in SBVNB's deposit fee structure and improved realization of fee income at Capital State during the first half of 1999. Management expects the Company will achieve similar levels of service fee income throughout the remainder of 1999.

Total noninterest expense increased approximately $842,000, or 40.7% to $2,910,000 during the first six months of 1999 as compared to $2,068,000 for the first six months of 1998. This increase resulted due to: only one quarter of Capital State's noninterest expenses being included in consolidated noninterest expense for the first half of 1998 due to its acquisition on April 1, 1998, one time acquisition costs as well as operating costs associated with the Greenbrier County branches acquired April 22, 1999, and one time start up costs related to the organization and opening of SVNB.

FINANCIAL CONDITION

Total assets of the Company were $271,866,000 at June 30, 1999, compared to $192,999,000 at December 31, 1998, representing a 40.9% increase. Table III below serves to illustrate significant changes in the Company's financial position between December 31, 1998 and June 30, 1999.

                                         Table III -
                              Summary of Significant Changes in
                                Company's Financial Position
                               (in thousands of dollars)

                                              Increase
                              Balance        (Decrease)     Balance
                             December 31,-----------------  June 30,
                               1998      Amount Percentage    1999
                             ---------------------------------------
Assets
 Securities                    $31,410  $33,103     105.4%   $64,513
 Loans, net of
   unearned income             144,142   27,493      19.1%   171,635

 Liabilities
   Noninterest
     bearing deposits           11,455    6,466      56.4%    17,921
   Interest bearing
     deposits                  134,918   56,789      42.1%   191,707
   Short-term
     borrowings                  4,644  11,669      251.3%    16,313
   Long-term
     borrowings                 16,469   4,334       26.3%    20,803

The increase in securities available for sale resulted primarily from the purchase of U.S. government agency securities and mortgage backed securities during the first half of 1999. Purchases of these securities were made primarily to invest a significant portion of the $34.3 million in net funds the Company realized in conjunction with the acquisition of three branch banks in Greenbrier County, West Virginia in April 1999, and as part of South Branch's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company.

Growth in both noninterest bearing and interest bearing deposits reflects the approximate $47.2 million in deposits acquired with the Greenbrier County branches and SVNB's deposit growth to $10.4 million at June 30, 1999 following the new Bank's opening in May 1999.

Growth in loans during the first six months of 1999, occurring primarily in the commercial and real estate portfolios, was funded principally by short-and long-term borrowings from the Federal Home Loan Bank and by deposits acquired with the Greenbrier County branches.

Refer to Notes 4, 5 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the South Branch's securities, loans and deposits between June 30, 1999 and December 31, 1998.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and lines of credit with the Federal Home Loan Bank which totaled approximately $48.6 million at June 30, 1999 versus $45.1 million at December 31, 1998. Further enhancing the Company's liquidity is the availability as of June 30, 1999 of additional securities totaling $64.5 million classified as available for sale in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the South Branch's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 1999 totaled $23,631,000 compared to $24,145,000 at December 31, 1998, representing a decline of 2.1% which resulted primarily from the net unrealized loss of $1,099,000 on available for sale securities during the first half of 1999.

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

South Branch's estimated progress as of June 30, 1999 towards meeting the Plan's goals for both IT and Non-IT systems by phase are as follows:

                     Estimated
                     Percent          Completion
Phase                Complete         Date
Mission Critical
  Awareness          100%             06/30/1998
  Assessment         100%             09/30/1998
  Renovation         100%             06/30/1999
  Testing/Validation 100%             06/30/1999
  Implementation     100%             06/30/1999

Non-mission Critical
  Awareness          100%             06/30/1998
  Assessment         100%             09/30/1998
  Renovation         100%             06/30/1999
  Testing/Validation 100%             06/30/1999
  Implementation     100%             06/30/1999

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

Identifiable costs for the Company's Year 2000 project during 1999 approximated $20,000, substantially all of which were capital expenditures for the replacement of computers and other date dependent electronic devices. The cost to complete the Plan is not expected to exceed $20,000.

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

The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide Mission Critical services to the Company. South Branch has developed comprehensive Year 2000 contingency plans in the event that Mission Critical third party vendors or other third parties fail to adequately address Year 2000 issues. Such plans principally involve internal remediation or utilization of alternative vendors.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 1999, at the annual meeting of the shareholders of South Branch Valley Bancorp, Inc., the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions and withheld votes concerning each matter are indicated in the following tabulations.

1. Election of John W. Crites to the Company's Board of Directors for a two year term.

                                     For     Withheld
                                 435,101        5,716

2. Election of the following listed individuals to the Company's Board of Directors for three year terms.

                                       For    Withheld
      Frank A. Baer, III           434,937       5,880
      Donald W. Biller             439,240       1,577
      Jeffrey E. Hott              434,878       5,939
      Ronald F. Miller             435,131       5,686
      Russell F. Ratliff, Jr.      435,158       5,659
      Harry C. Welton              447,332           0

      The following directors' terms of office continued after the 1999 annual
      shareholders' meeting:   James M. Cookman, Georgette R. George, Thomas
      J. Hawse, III, Gary L. Hinkle, Harold K. Michael, Oscar M. Bean, Phoebe
      F. Heishman, H. Charles Maddy, III and Charles S. Piccirillo.

3. Ratify Arnett & Foster, CPA's to serve as the Company's independent auditors for 1999.

                           For     Against   Abstentions
                       438,611          75         1,802


Item 6(a). Exhibits required by Item 601 of Regulation S-B

      Exhibit 10.  Employment Agreement

      Exhibit 11.  Statement re:  Computation of Earnings per Share

      Exhibit 27.  Financial Data Schedule - electronic filing only


Item 6(b). Reports on Form 8-K

      None.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOUTH BRANCH VALLEY BANCORP, INC.
                                          (Registrant)




                                          By:/s/ H. Charles Maddy, III
                                             --------------------------
                                             H. Charles Maddy, III,
                                             President and
                                             Chief Executive Officer




                                          By:/s/ Robert S.Tissue
                                             --------------------------
                                             Robert S. Tissue,
                                             Vice President and
                                             Chief Financial Officer


Date:  August 13, 1999
     ------------------