Form 10QSB/A
period 1998-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1999-11-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB/A
                                (Amendment No. 1)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For Quarterly Period Ended September 30, 1998
                                           ------------------

                       Commission File Number 0-16587
                                             ---------

                       South Branch Valley Bancorp, Inc.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

                          West Virginia                55-0672148
                 -------------------------------      -----------
                (State or other jurisdiction of     (IRS Employer
                 incorporation or organization)    Identification No.)


                              310 North Main Street
                         Moorefield, West Virginia 26836
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (304) 538-1000
                                 --------------
               (Issuer's telephone number, including area code)

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

        591,292 common shares were outstanding as of November 4, 1999

Transitional Small Business Disclosure Format (Check one):

                                Yes     No  X
                                   ----    ----


This report contains 4 pages.

PART I, ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations is amended by the addition of a section entitled "Year 2000".

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

South Branch's estimated progress as of September 30, 1998 towards meeting the Plan's goals for both IT and Non-IT systems by phase are as follows:

                                  Estimated      Estimated
                                   Percent      Completion
                 Phase             Complete        Date
                 -----            ----------    ----------
          Mission Critical
            Awareness                100%       06/30/1998
            Assessment               100%       09/30/1998
            Renovation                50%       06/30/1999
            Testing/Validation        50%       06/30/1999
            Implementation            50%       06/30/1999

          Non-mission Critical
            Awareness                100%       06/30/1998
            Assessment               100%       09/30/1998
            Renovation                50%       06/30/1999
            Testing/Validation        50%       06/30/1999
            Implementation            50%       06/30/1999

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

Identifiable costs for the Company's Year 2000 project during 1998 approximated $50,000, substantially all of which were capital expenditures for the replacement of computers and other date dependent electronic devices. The cost to complete the Plan is not expected to exceed $150,000.

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

The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide Mission Critical services to the Company. South Branch will develop Year 2000 contingency plans in the event that Mission Critical third party vendors or other third parties fail to adequately address Year 2000 issues. Such plans
principally  will  involve  internal  remediation  or  identifying   alternative
vendors.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOUTH BRANCH VALLEY BANCORP, INC.
                                          (Registrant)




                                          By: /s/ H. Charles Maddy, III
                                             ---------------------------
                                              H. Charles Maddy, III,
                                              President and
                                              Chief Executive Officer



                                            By: /s/ Robert S. Tissue
                                               -------------------------
                                               Robert S. Tissue,
                                               Vice President and
                                               Chief Financial Officer


Date:  November 15, 1999
      -------------------