Form 10QSB
period 1999-09-30
SOUTH BRANCH VALLEY BANCORP INC
filed 1999-11-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10 - QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For Quarterly Period Ended September 30, 1999
                                           ------------------

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

        591,292 common shares were outstanding as of November 8, 1999

Transitional Small Business Disclosure Format (Check one):

                                Yes     No  X
                                   ----    ----

This report contains 25 pages.

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                          Page
                                                                          ----
PART  I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Consolidated balance sheets
                  September 30, 1999 (unaudited) and December 31, 1998......3

                  Consolidated statements of  income
                  for the three months and nine months ended
                  September 30, 1999 and 1998 (unaudited)...................4

                  Consolidated statements of cash flows
                  for the nine months ended
                  September 30, 1999 and 1998 (unaudited).................5-6

                  Consolidated statements of shareholders' equity
                  for the nine months ended
                  September 30, 1999 and 1998 (unaudited)...................7

                  Notes to consolidated financial
                  statements (unaudited).................................8-15

            Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.........................................16-23

PART  II.   OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................24


SIGNATURES.................................................................25

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets
                                              September 30,       December 31,
                                                  1999                1998
                                               (unaudited)             (*)
                                              --------------     --------------
ASSETS
 Cash and due from banks                      $    7,706,167     $    4,239,721
 Interest bearing deposits
     with other banks                                848,458            770,000
 Federal funds sold                                4,140,958          4,842,745
 Securities available for sale                    77,000,278         31,409,924
 Loans, net                                      178,525,980        142,770,127
 Bank premises and equipment, net                  6,995,032          5,170,858
 Accrued interest receivable                       1,909,842          1,059,990
 Other assets                                      7,066,600          2,735,672
                                              --------------     --------------
                Total assets                  $  284,193,315     $  192,999,037
                                              ==============     ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                 $   19,010,050     $   11,455,674
         Interest bearing                        203,615,960        134,917,518
                                              --------------     --------------
               Total deposits                    222,626,010        146,373,192
                                              --------------     --------------
     Short-term borrowings                        14,811,880          4,644,143
     Long-term borrowings                         20,718,483         16,468,875
     Other liabilities                             1,751,808          1,367,698
                                              --------------     --------------
             Total liabilities                   259,908,181        168,853,908
                                              --------------     --------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value,
       authorized 2,000,000 shares,
       issued 600,407 shares                       1,501,018          1,501,018
     Capital surplus                               9,611,774          9,611,774
     Retained earnings                            14,287,503         13,103,264
     Less cost of 9,115 shares acquired
       for the treasury                             (384,724)          (384,724)
     Accumulated other comprehensive income         (730,437)           313,797
                                              --------------     --------------
         Total shareholders' equity              24,285,134          24,145,129
                                              --------------     --------------
    Total liabilities and
        shareholders' equity                    284,193,315         192,999,037
                                              ==============     ==============

 (*) - December 31, 1998 financial information has been extracted from audited consolidated financial statements


 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                    Three Months Ended      Nine Months Ended
                                   ---------------------  ---------------------
                                    Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                      1999       1998        1999       1998
                                   ---------- ----------  ----------- ----------
 Interest income
     Interest and fees on loan     $3,840,033 $3,093,108  $10,497,751 $8,228,698
     Interest on securities
         Taxable                    1,086,975    485,392    2,317,408  1,372,541
         Tax-exempt                    75,226     80,224      233,858    239,823
     Interest on Federal funds sold
         and interest bearing
         deposits other banks         108,239     66,707      325,096    240,180
                                   ---------- ----------  ----------- ----------
         Total interest income      5,110,473  3,725,431   13,374,113 10,081,242
                                   ---------- ----------  ----------- ----------
 Interest expense
     Interest on deposits           2,174,834  1,646,856    5,693,047  4,438,711
     Interest on short-term
         borrowings                   203,704     60,305      375,556    182,443
     Interest on long-term
         borrowings                   256,308    167,946      771,456    504,611
                                   ---------- ----------  ----------- ----------
        Total interest expense      2,634,846  1,875,107    6,840,059  5,125,765
                                   ---------- ----------  ----------- ----------
          Net interest income       2,475,627  1,850,324    6,534,054  4,955,477
                                   ---------- ----------  ----------- ----------
 Provision for loan losses             97,500     75,000      257,500    195,000
                                   ---------- ----------  ----------- ----------
  Net interest income after
     provision for loan losses      2,378,127  1,775,324    6,276,554  4,760,477
                                   ---------- ----------  ----------- ----------
 Other income
     Insurance commissions             20,185     17,817       53,061     67,260
     Service fees on deposit          185,935    111,533      444,079    311,906
     Securities gains (losses)              -          -            -      4,131
     Other                             29,226     28,460      102,595     61,323
                                   ---------- ----------  ----------- ----------
          Total other income          235,346    157,810      599,735    444,620
                                   ---------- ----------  ----------- ----------
 Other expense
     Salaries and employee benefits   804,730    585,053    2,194,503  1,606,044
     Net occupancy expense            116,293     67,883      309,067    220,835
     Equipment expense                137,050    106,184      388,717    286,985
     Supplies                          70,899     33,286      212,454     88,644
     Amortization of intangibles       79,955     44,737      189,144     96,089
     Other                            477,120    367,156    1,301,858    973,466
                                   ---------- ----------  ----------- ----------
          Total other expense       1,686,047  1,204,299    4,595,743  3,272,063
                                   ---------- ----------  ----------- ----------
 Income before income tax expense     927,426    728,835    2,280,546  1,933,034

     Income tax expense               327,415    224,115      818,400    630,262
                                   ---------- ----------  ----------- ----------
              Net income           $  600,011 $  504,720  $ 1,462,146 $1,302,772
                                   ========== ==========  =========== ==========
 Basic earnings per common share   $     1.01 $     0.85  $      2.47 $     2.44
                                   ========== ==========  =========== ==========
 Diluted earnings per common share $     1.01 $     0.85  $      2.47 $     2.44
                                   ========== ==========  =========== ==========
 Dividends per common share        $     0.47 $     0.44  $      0.47 $     0.44
                                   ========== ==========  =========== ==========

 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)

                                                     Nine Months Ended
                                              --------------------------------
                                                 Sept. 30,        Sept. 30,
                                                   1999             1998
                                              ---------------  ---------------
 Cash Flows from Operating Activities
     Net income                               $    1,462,146    $   1,302,772
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
       Depreciation                                  310,814          240,909
         Provision for loan losses                   257,500          195,000
         Deferred income tax expense (benefit)         1,215          (23,823)
         Security gains (losses)                           -           (4,131)
         Loss (gain) on disposal of Bank
           premises and equipmen                           -           (9,709)
         Loss (gain) on disposal of other
           assets                                     10,967           (8,043)
         Amortization of securities premiums
           (accretion of discounts) net               15,784          (17,979)
         Amortization of goodwill and
           purchase accounting adjustments, net       87,005           72,399
         (Increase) decrease in accrued
           interest receivable                      (798,873)        (233,121)
         (Increase) decrease in other assets        (439,982)         175,977
         Increase (decrease) in other
           liabilities                               493,343          109,243
                                              ---------------  ---------------
     Net cash provided by operating activities     1,399,919        1,799,494
                                              ---------------  ---------------
Cash Flows from Investing Activities
     Proceeds from maturities of interest
       bearing deposits with other banks             (78,458)         297,100
     Proceeds from maturities and calls of
       securities available for sale               7,693,296        5,825,000
     Proceeds from sales of securities
       available for sale                                  -          409,050
     Principal payments received on
       securities available for sale               2,338,012        2,262,327
     Purchases of securities available
       for sale                                  (57,294,729)      (6,077,235)
     Purchase of common stock of affiliate                 -          (90,465)
     Net (increase) decrease in Federal
       funds sold                                    701,787        7,476,819
     Net loans made to customers                 (27,354,184)     (19,190,412)
     Purchases of Bank premises and
       equipment                                    (888,949)        (784,287)
     Proceeds from sales of Bank premises
       and equipment                                       -           10,693
     Proceeds from sales of other assets                   -           50,801
     Purchase of life insurance contracts         (1,246,000)               -
     Net cash and cash equivalents received
       in acquisitions                            35,071,460          976,517
                                              ---------------  ---------------
     Net cash (used in) investing activities     (41,057,765)      (8,834,092)
                                              ---------------  ---------------
 Cash Flows from Financing Activities
     Net increase (decrease) in demand
       deposit, NOW and savings accounts          20,868,747        6,494,806
     Net increase (decrease) in time
       deposits                                    8,116,107          892,474
     Net increase (decrease) in short-term
       borrowings                                 10,167,737       (2,267,364)
     Proceeds from long-term borrowings            4,500,000        6,136,337
     Repayment of long-term borrowings              (250,392)      (3,482,247)
     Purchase of treasury stock                            -         (217,754)
     Dividends paid                                 (277,907)        (262,367)
                                              ---------------  ---------------
     Net cash provided by financing activities    43,124,292        7,293,885
                                              ---------------  ---------------
 Increase (decrease) in cash and due
    from banks                                     3,466,446          259,287
 Cash and due from banks:
         Beginning                                 4,239,721        3,945,099
                                              ---------------  ---------------
         Ending                               $    7,706,167   $    4,204,386
                                              ===============  ===============

 See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)

                                                     Nine Months Ended
                                              --------------------------------
                                                 Sept. 30,        Sept. 30,
                                                   1999             1998
                                              ---------------  ---------------
 Supplement Disclosures of Cash Flow Information
   Cash payments for:
       Interest                               $    6,840,201   $    5,049,168
                                              ===============  ===============
       Income taxes                           $      792,692   $      660,807
                                              ===============  ===============
 Supplemental Schedule of Noncash Investing
   and Financing Activities
   Other assets acquired in settlement
     of loans                                 $      154,565   $            -
                                              ===============  ===============

 Acquisition of Greenbrier County branches
   Net cash and cash equivalents received
     in acquisition of Greenbrier
     County branches                          $  (35,071,460)  $            -
                                              ===============  ===============
   Fair value of assets acquired
     (principally loans and Bank
      premises)                                 $ 12,382,196    $           -
   Deposits and other liabilities assumed        (47,453,656)               -
                                              ---------------  ---------------
                                                $(35,071,460)   $           -
                                              ===============  ===============
Acquisition of Capital State Bank, Inc.
  Prior acquisition of 40% of the
    outstanding common shares
    purchased for cash                          $          -    $   5,363,946
  Acquisition of 60% of the outstanding
    common shares in exchange for 183,465
    shares of Company common stock                         -        7,980,728
                                              ---------------  ---------------
                                                $          -    $  13,344,674
                                              ===============  ===============
  Fair value of assets acquired
    (principally loans and securities)          $          -    $  46,720,306
  Deposits and other liabilities assumed                   -      (33,375,632)
                                              ---------------  ---------------
                                                $          -    $  13,344,674
                                              ===============  ===============

















See Notes to Consolidated Financial Statements

South Branch Valley Bancorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited) .

                                                                                                    Accumulated
                                                                                                       Other       Total
                                                                                                      Compre-      Share-
                                                   Common     Capital      Retained       Treasury    hensive      holders'
                                                   Stock      Surplus      Earnings        Stock      Income       Equity
                                                  ---------- ---------- ------------    -----------  ------------ -------------
 Balance, December 31, 1998                       $1,501,018  $9,611,774 $13,103,264     $(384,724)   $313,797      $24,145,129

   Nine Months Ended September 30, 1999
     Comprehensive income:
       Net income                                       -           -      1,462,146          -           -           1,462,146
       Other comprehensive income,
         net of tax:
         Net unrealized (loss) on
           securities of ($1,044,234), net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -           -           -             -      (1,044,234)    (1,044,234)
                                                                                                                  -------------
     Total comprehensive income                         -           -           -             -            -           417,912
                                                                                                                  -------------
     Cash dividend declared on
       common stock ($.47 per share)                    -           -      (277,105)          -            -          (277,105)
                                                  ---------- ---------- ------------   -----------   ------------ -------------
 Balance, September 30, 1999                      $1,501,018 $9,611,774 $14,287,503     $(384,724)   $ (730,437)  $ 24,285,134
                                                  ========== ========== ============   ===========   ============ =============

 Balance, December 31, 1997                       $1,042,355 $2,089,709 $11,898,420     $(166,970)   $ 197,038    $ 15,060,552

   Nine Months Ended September 30, 1998
     Comprehensive income:
       Net income                                       -          -      1,302,772          -            -           1,302,772
       Other comprehensive income,
         net of tax:
         Net unrealized gain on
           securities of $120,147, net
           of reclassification adjustment
           for gains included in net
           income of $2,541                             -          -           -            -          117,606         117,606
                                                                                                                  -------------
     Total comprehensive income                         -          -           -            -             -          1,420,378
                                                                                                                  -------------
     Issuance of 183,465 shares of
       common stock at $43.50 per share
       as consideration for the acquisition
       of Capital State Bank, Inc.                    458,668  7,522,065       -            -             -          7,980,728

     Cost of 5,000 shares of common stock
       acquired for the treasury                         -          -          -        (217,754)         -           (217,754)

     Cash dividends declared on
       common stock ($.44 per share)                     -          -      (262,367)        -             -           (262,367)
                                                  ---------- ---------- ------------   -----------   ------------ -------------
 Balance, September 30, 1998                      $1,501,018 $9,611,774 $12,938,825     $(384,724)   $   314,644  $ 23,981,537
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

The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Note 2.   Earnings Per Share

Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding for the nine month periods ended September 30, 1999 and 1998 were 591,292 and 534,241 respectively. The weighted average shares outstanding for the three month periods ended September 30, 1999 and 1998 were 591,292 and 592,292 respectively.

In accordance Financial Accounting Standards Board Statement No. 128, Earning per Share, diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At September 30, 1999, options totaling 7,500 shares of South Branch's common stock had been granted under the Company's 1998 Officer Stock Option Plan, which had the effect of increasing average shares outstanding for purposes of computing diluted earnings per share by 43 and 0 shares for the nine months ended September 30, 1999 and 1998, respectively. These options had no effect on the average shares outstanding for purposes of computing diluted earnings per share for the quarters ended September 30, 1999 and 1998.

Note 3.  Acquisitions and New Subsidiary

On December 23, 1998, Capital State Bank, Inc., a subsidiary of the Company, entered into an agreement to purchase three branch banking facilities located in Greenbrier County, West Virginia. The transaction was completed on April 22, 1999, and includes the branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million as of the transaction's closing. This transaction was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $2,267,000, which is included in other assets in the accompanying consolidated balance sheet as of September 30, 1999. This goodwill is being amortized over a period of 15 years using the straight line method.

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

The following presents certain pro forma condensed consolidated financial information of South Branch, using the purchase method of accounting, after giving effect to the acquisitions of Capital State Bank, Inc. and Greenbrier County branches as if each transaction had been consummated at the beginning of the periods presented.

                                  (In thousands, except per share data)
                              ----------------------------------------------
                                Nine Month Period      Nine Month Period
                                      Ended                  Ended
                               September 30, 1999     September 30, 1998
                              ----------------------------------------------
                              As Reported  Pro Forma  As Reported  Pro Forma
                              ----------- ----------  ----------- ----------
    Total interest income     $   13,374  $  14,256   $   10,081  $   12,971
    Total interest expense    $    6,840  $   7,316   $    5,126  $    6,677
    Net interest income       $    6,534  $   6,940   $    4,955  $    6,294
    Net income                $    1,462  $   1,534   $    1,303  $    1,492
    Basic earnings per
      common share            $     2.47  $    2.59   $     2.44  $     2.57
    Diluted earnings per
      common share            $     2.47  $    2.59   $     2.44  $     2.57

This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transactions been consummated at the beginning of the periods presented, or which will be attained in the future.

During 1998, South Branch applied for and on January 25, 1999 received preliminary approval from the Office of the Comptroller of the Currency to begin organizing a new subsidiary bank, Shenandoah Valley National Bank, to be located in Winchester, Virginia. Shenandoah Valley National Bank was granted its charter on May 14, 1999 and was initially capitalized with $4 million, funded by a special dividend in the amount of $3 million from the Company's subsidiary bank, South Branch Valley National Bank, and from a $1 million term loan from Potomac Valley Bank. Shenandoah Valley National Bank opened for business on May 17, 1999. Start-up costs totaling $89,998 related to the organization of this Institution were expensed during 1999.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1999 and December 31, 1998 are summarized as follows:
                                             September 30, 1999
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Available for Sale
   Taxable:
     U. S. Treasury securities $  1,493,860  $  17,078 $        -  $ 1,510,938
     U. S. Government agencies
       and corporations          43,852,131     27,444    725,534   43,154,041
     Small Business
       Administration
       guaranteed loan
       participation
       certificates                 722,634      9,874          -      732,508
     Mortgage-backed
       securities -
       U. S. Government
       agencies and
       corporations              21,080,868     18,144    520,531   20,578,481
     Corporate debt
       securities                 2,525,278     13,075     2,148     2,536,205
     Federal Reserve Bank stock     207,200          -         -       207,200
     Federal Home Loan
       Bank stock                 2,126,600          -         -     2,126,600
     Other equity
       securities                   306,625          -         -       306,625
                                -----------  --------- ----------  -----------
        Total taxable            72,315,196     85,615  1,248,213   71,152,598
                                -----------  --------- ----------  -----------
   Tax-exempt:
     State and political
       subdivision                5,833,779     64,654     54,853    5,843,580
     Federal Reserve Bank stock       4,100          -          -        4,100
                                -----------  --------- ----------  -----------
       Total tax-exempt           5,837,879     64,654     54,853    5,847,680
                                -----------  --------- ----------  -----------
            Total               $78,153,075  $ 150,269 $1,303,066  $77,000,278
                                ===========  ========= ==========  ===========

                                              December 31, 1998
                               -----------------------------------------------
                                                Unrealized          Estimated
                                Amortized    -------------------       Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Available for Sale
   Taxable:
     U. S. Treasury securities  $ 2,990,294  $  68,354  $       -  $ 3,058,648
     U. S. Government agencies
       and corporations          12,698,092     82,796     11,404   12,769,484
     Small Business
       Administration
       guaranteed loan
       participation
       certificates                 973,127     21,119          -      994,246
     Mortgage-backed
       securities -
       U. S. Government
       agencies and
       corporations               6,334,380     86,483          -    6,420,863
     Corporate debt
       securities                   249,724      1,214          -      250,938
     Federal Reserve
       Bank stock                    44,300          -          -       44,300
     Federal Home Loan
       Bank stock                1,052,300           -          -    1,052,300
     Other equity
       securities                  306,625           -          -      306,625
                               ------------  --------- ----------  -----------
       Total taxable            24,648,842     259,966     11,404   24,897,404
                               ------------  --------- ----------  -----------
     Tax-exempt:
       State and political
         subdivisions            6,246,745     268,525      6,850    6,508,420
       Federal Reserve
         Bank stock                  4,100           -          -        4,100
                               ------------  --------- ----------  -----------
       Total tax-exempt          6,250,845     268,525      6,850    6,512,520
                               ------------  --------- ----------  -----------
            Total               $30,899,687    $528,491   $18,254  $31,409,924
                                ===========  ========= ==========  ===========

The maturites, amortized cost and estimated fair values of securities at September 30, 1999 are summarized as follows:


                                        Available for Sale
                                     -------------------------
                                      Amortized     Estimated
                                         Cost      Fair Value
                                     -----------   -----------
 Due in one year or less             $ 6,253,366   $ 6,183,607
 Due from one to five years           34,967,188    34,640,827
 Due from five to ten years           31,288,329    30,591,416
 Due after ten years                   2,999,667     2,939,903
 Equity securities                     2,644,525     2,644,525
                                     -----------   -----------
                                     $78,153,075   $77,000,278
                                     ===========   ===========

Note 5.  Loans

Loans are summarized as follows:

                                     September 30,   December 31,
                                         1999            1998
                                     -------------   ------------
 Commercial, financial and
   agricultural                      $ 61,942,168    $ 41,956,586
 Real estate - construction             1,287,729       1,801,317
 Real estate - mortgage                87,666,088      73,885,892
 Installment                           28,977,970      26,579,782
 Other                                    641,644         409,382
                                     -------------   ------------
            Total loans               180,515,599     144,632,959
 Less unearned income                     478,398         490,946
                                     -------------   ------------
 Total loans net of
    unearned income                   180,037,201     144,142,013
 Less allowance for loan losses         1,511,221       1,371,886
                                     -------------   ------------
            Loans, net               $178,525,980    $142,770,127
                                     =============   ============

The following presents loan maturities at September 30, 1999:

                                                   After 1 but
                                        Within       within 5       After
                                        1 Year        Years        5 Years
                                      -----------  -----------  ------------
 Commercial, financial and
   agricultural                       $10,082,445  $13,403,817  $ 38,455,906
 Real estate - construction             1,211,526            -        76,203
 Real estate - mortgage                 2,223,862    8,347,967    77,094,259
 Installment                            3,327,432   21,477,873     4,172,665
 Other                                    552,226       89,418             -
                                      -----------  -----------  ------------
               Total                  $17,397,491  $43,319,075  $119,799,033
                                      ===========  ===========  ============

 Loans due after one year with:

          Variable rates                          $ 49,293,847
          Fixed rates                              113,824,261
                                                  ------------
                                                  $163,118,108
                                                  ============

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

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998, is as follows:

                                                        Year
                                Nine Months Ended       Ended
                                  September 30,      December 31,
                              ---------------------- ------------
                                 1999        1998        1998
                              ----------- ---------- ------------

Balance, beginning of period  $ 1,371,886  $ 895,281  $   895,281
 Losses:
   Commercial, financial &
     agricultural                  14,783        546        4,063
   Real estate - mortgage          30,488          -            -
   Installment                     92,952    113,613      124,103
   Other                           10,845      2,196       24,638
                              ----------- ---------- ------------
            Total                 149,068    116,355      152,804
                              ----------- ---------- ------------
 Recoveries:
   Commercial, financial &
     agricultural                    432       2,830        2,830
   Real estate - mortgage          1,320      21,191       21,969
   Installment                    27,161      47,380       60,797
   Other                           1,990         300        2,011
                              ----------- ---------- ------------
            Total                 30,903      71,701       87,607
                              ----------- ---------- ------------
 Net losses
                                 118,165      44,654       65,197
 Allowance of purchased
   subsidiary                          -     271,802      271,802
 Provision for loan losses       257,500     195,000      270,000
                              ----------- ---------- ------------
 Balance, end of period       $ 1,511,221 $1,317,429 $  1,371,886
                              =========== ========== ============


Note 7.  Bank Premises and Equipment

The major categories of Bank premises and equipment and accumulated depreciation at September 30, 1999 and December 31, 1998 are summarized as follows:

                                   September 30,   December 31,
                                       1999            1998
                                   -------------   ------------
 Land                              $  1,739,783    $  1,174,679
 Buildings and improvements           5,065,242       3,928,162
 Furniture and equipment              2,712,446       2,327,419
                                   -------------   ------------
                                      9,517,471       7,430,260
 Less accumulated depreciation        2,522,439       2,259,402
                                   -------------   ------------
  Bank premises and equipment,net  $  6,995,032    $  5,170,858
                                   =============   ============

Note 8.   Deposits

The following is a summary of interest bearing deposits by type as of September 30, 1999 and December 31, 1998:

                                   September 30,   December 31,
                                       1999            1998
                                   -------------   ------------
 Demand deposits, interest bearing $  49,825,600   $ 27,510,717
 Savings deposits                     33,964,412     14,748,928
 Individual retirement accounts        9,462,254      9,338,626
 Certificates of deposit             110,363,694     83,319,247
                                   -------------   ------------
               Total               $ 203,615,960   $134,917,518
                                   =============   ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 1999:

                                        Amount         Percent
                                     -----------       -------
 Three months or less                $ 6,155,253        21.2%
 Three through six months              4,332,375        14.9%
 Six through twelve months            11,533,553        39.8%
 Over twelve months                    6,989,772        24.1%
                                     -----------       ------
               Total                 $29,010,953       100.0%
                                     ===========       ======

A summary of the scheduled maturities for all time deposits as of September 30, 1999 is as follows:

               1999                 $ 26,148,348
               2000                   65,486,564
               2001                   15,962,363
               2002                    4,724,153
               2003                    3,743,924
            Thereafter                 3,760,596
                                    ------------
                                    $119,825,948
                                    ============

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

Quantitative measures established by regulation to ensure capital adequacy require South Branch and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 1999, that South Branch and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

                                                                   To be Well
                                                                   Capitalized
                                                                  under Prompt
                                              Minimum Required     Corrective
                                                 Regulatory           Action
                                Actual            Capital           Provisions
                           ----------------- ----------------- -----------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           -------- -------- --------- ------- --------- -------
 As of September 30, 1999
 Total Capital (to risk
   weighted assets)
     South Branch          $22,494   13.3%    $13,505   8.0%   $16,881   10.0%
     SBVNB                  11,762   11.1%      8,479   8.0%    10,598   10.0%
     CSB                     7,150   13.6%      4,210   8.0%     5,262   10.0%
     SVNB                    3,890   34.7%        898   8.0%     1,123   10.0%
Tier I Capital (to risk
   weighted assets)
     South Branch           20,982   12.4%      6,753   4.0%    10,129    6.0%
     SBVNB                  10,644   10.0%      4,239   4.0%     6,359    6.0%
     CSB                     6,772   12.9%      2,105   4.0%     3,157    6.0%
     SVNB                    3,875   16.2%        449   4.0%       674    6.0%
Tier I Capital (to
   average assets)
     South Branch           20,982    7.1%      8,914   3.0%    14,857    5.0%
     SBVNB                  10,644    7.0%      4,531   3.0%     7,551    5.0%
     CSB                     6,772    7.0%      2,918   3.0%     4,863    5.0%
     SVNB                    3,875   16.3%        719   3.0%     1,199    5.0

 As of December 31, 1998
 Total Capital (to risk
    weighted assets)
     South Branch          $23,309    18.4%   $10,126    8.0%   $12,658   10.0%
     SBVNB                  13,510    14.0%     7,721    8.0%     9,652   10.0%
     CSB                     8,976    30.5%     2,356    8.0%     2,945   10.0%
     SVNB                      *        *         *       *         *       *
 Tier I Capital (to risk
   weighted assets)
     South Branch           21,937    17.3%     5,063    4.0%     7,595    6.0%
     SBVNB                  12,468    12.9%     3,861    4.0%     5,791    6.0%
     CSB                     8,646    29.4%     1,178    4.0%     1,767    6.0%
     SVNB                      *        *         *       *         *       *
 Tier I Capital (to
   average assets)
     South Branch           21,937    11.5%     5,702    3.0%     9,504    5.0%
     SBVNB                  12,468     8.7%     4,289    3.0%     7,148    5.0%
     CSB                     8,646    17.7%     1,464    3.0%     2,441    5.0%
     SVNB                      *        *         *       *         *       *

 * - No data presented relative to SVNB as of December 31, 1998, as this subsidiary was capitalized by South Branch in April 1999.

Note 10.  Pending Merger

On July 16, 1999, the Company entered into an Agreement and Plan of Merger ("Agreement") to affiliate with Potomac Valley Bank ("Potomac") in Petersburg, West Virginia. Under the terms of the Agreement South Branch and Potomac propose a merger whereby the shareholders of Potomac would exchange all of their outstanding shares of common stock for shares of South Branch common stock at a book-for-book exchange based on the respective book values of South Branch and Potomac as of the closing date. At September 30, 1999, the exchange ratio would have been 3.31 shares of South Branch common stock for each share of Potomac's 90,000 outstanding shares of common stock. The terms of the Agreement also include, among others, that the merger is subject to South Branch changing its name to Summit Financial Group, Inc. and approval of the transaction by all applicable regulatory authorities and the shareholders of South Branch and Potomac. It is expected that the transaction will be accounted for using the pooling of interests method of accounting. As of September 30, 1999, Potomac's assets, loans, deposits and shareholders' equity totaled $92,343,000, $52,368,000, $79,660,000 and $12,233,000, respectively.

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

RESULTS OF OPERATIONS

Earnings Summary

South Branch reported net income of $600,000 for the three months ended September 30, 1999 compared to $505,000 for the third quarter of 1998, representing an 18.8% increase. For the nine month period ended September 30, 1999, South Branch's net income of $1,462,000, increased 12.2% from the $1,303,000 reported for the same period of 1998. The increase in earnings for both the quarterly and nine month periods resulted primarily from growth in interest earning assets and improved service fee revenues.

Basic and diluted earnings per common share were $1.01 for the quarter ended September 30, 1999, compared to the $0.85 reported for the third quarter of 1998. For the nine month period ended September 30, 1999, basic and diluted earnings per common share totaled $2.47, compared to $2.44 for the same period of 1998.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $6,655,000 for the nine month period ended September 30, 1999 compared to $5,078,000 for the same period of 1998, representing an increase of $1,577,000 or 31.1%. This increase resulted from growth in the volume of earning assets as result of the acquisitions of Capital State and the Greenbrier County branches and as a result of solid Company-wide loan growth. South Branch's net yield on interest earning assets however decreased to 3.9% for the nine month period ended September 30, 1999, compared to 4.3% for the same period in 1998. Growth in net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. Conversely, the Company's net yield on earning assets is anticipated to continue to contract over the balance of 1999, primarily due to the declining yields on loans as result of generally lower interest rates and an increasingly competitive market for quality new credits.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Table I below.

        Table I - Average Balance Sheet and Net Interest Income Analysis

                             September 30, 1999         September 30, 1998
                        --------------------------- --------------------------
                         Average  Earnings/ Yield/   Average  Earnings/ Yield/
                         Balance  Expense   Rate     Balance  Expense   Rate
                        --------- -------- -------- --------- -------- --------
Interest earning assets
  Loans, net of
    unearned income      $162,619 $ 10,498    8.6%  $117,225  $  8,229    9.4%
  Securities
    Taxable                47,776    2,317    6.5%    28,674     1,372    6.4%
    Tax-exempt (1)          6,069      355    7.8%     6,187       363    7.8%
  Federal funds sold
    and interest
    bearing deposits
    other banks             8,812      325    4.9%     5,128       240    6.2%
                         -------- -------- -------- --------- -------- --------
    Total interest
    earning assets        225,276   13,495    8.0%   157,214    10,204    8.7%
                                  -------- --------           -------- --------
Noninterest earning
  assets
  Cash & due from banks     4,714                      3,565
  Bank premises and
    equipment               6,707                      4,081
  Other assets              4,649                      6,066
  Allowance for loan
    losses                 (1,438)                    (1,144)
                         --------                   --------
      Total assets       $239,908                   $169,782
                         ========                   ========

Interest bearing liabilities
  Interest bearing
    demand deposits      $ 37,170  $   926    3.3%  $ 23,340   $   588    3.4%
  Savings deposits         24,854      513    2.8%    15,881       383    3.2%
  Time deposits           107,057    4,254    5.3%    79,918     3,467    5.8%
  Short-term borrowings    10,853      375    4.6%     5,228       183    4.7%
  Long-term borrowings     19,127      772    5.4%    12,395       505    5.4%
                         -------- -------- -------- --------- -------- --------
  Total interest
bearing liabilities       199,061    6,840    4.6%   136,762     5,126    5.0%
                                  -------- --------           -------- --------
Noninterest bearing
  liabilities and
  shareholders' equity
    Demand deposits        16,003                     10,759
    Other liabilities       1,319                      1,418
    Shareholders' equity   23,525                     20,843
                         --------                   --------
  Total liabilities and
    shareholders' equity $239,908                   $169,782
                         ========                   ========

 Net interest earnings           $  6,655                     $ 5,078
                                 ========                     =======

 Net yield on interest
   earning assets                              3.9%                       4.3%
                                            ========                   ========

(1) Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $121,000 and $123,000 for the periods ended September 30, 1999 and 1998, respectively.

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

The Company recorded a $258,000 provision for loan losses for the first nine months of 1999, compared to $195,000 for the same period in 1998. This increase reflects the acquisition of Capital State and continued growth of the loan portfolio. Net loan charge-offs for the first nine months of 1999 were $118,000 as compared to $45,000 over the same period of 1998. At September 30, 1999, the allowance for loan losses totaled $1,511,000 or 0.8% of loans, net of unearned income, compared to $1,372,000 or 1.0% of loans, net of unearned income at December 31, 1998. See Note 6 of the notes to the accompanying consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1999 and 1998 and for the year ended December 31, 1998.

As illustrated in Table II below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest has decreased from $749,000 at December 31, 1998 to $670,000 at September 30, 1999.

                                  Table II -
             Summary of Past Due Loans and Non-Performing Assets
                          (in thousands of dollars)

                                       September 30,       December 31,
                                 ------------------------ -------------
                                     1999        1998          1998
                                 -----------  ----------- -------------

Loans contractually past due
  90 days or more still
  accruing interest                    $256         $327          $355
Non-performing assets:
  Non-accruing loans                    296          140           297
  Repossessed assets                     33            -            12
  Foreclosed properties                  85           19            85
                                 -----------  ----------- -------------
                                       $670         $486          $749
                                 ===========  =========== =============

Percentage of total loans               0.4%         0.4%          0.5%
                                 ===========  =========== =============

Noninterest Income and Expense

Total other income increased approximately $155,000 or 34.8% to $600,000 during the first nine months of 1999, as compared to the first nine months of 1998. The most significant item contributing to this increase was service fees on deposits, which increased $132,000 from approximately $312,000 to $444,000, or 42.3%. This resulted primarily from a change in SBVNB's deposit fee structure and improved realization of fee income at Capital State during the first three quarters of 1999. Management expects the Company will achieve similar levels of service fee income throughout the remainder of 1999.

Total noninterest expense increased approximately $1,324,000 or 40.5% to $4,596,000 during the first nine months of 1999 as compared to $3,272,000 for the first nine months of 1998. This increase resulted due to only two quarters of Capital State's noninterest expenses being included in consolidated noninterest expense for the first nine months of 1998 due to its acquisition on April 1, 1998, one time acquisition costs as well as operating costs associated with the Greenbrier County branches acquired April 22, 1999, and one time start up costs related to the organization and opening of SVNB.

FINANCIAL CONDITION

Total assets of the Company were $284,193,000 at September 30, 1999, compared to $192,999,000 at December 31, 1998, representing a 47.3% increase. Table III below serves to illustrate significant changes in the Company's financial position between December 31, 1998 and September 30, 1999.

                                   Table III -
                        Summary of Significant Changes in
                          Company's Financial Position
                            (in thousands of dollars)


                                         Increase
                           Balance      (Decrease)        Balance
                         December 31,-----------------  September 30,
                            1998      Amount   Percent      1999
                         ----------- --------  -------- -------------
 Assets
   Securities available
     for sale            $  31,410    $45,590    145.1%   $   77,000
   Loans, net of
     unearned income       144,142     35,895     24.9%      180,037

 Liabilities
   Noninterest bearing
     deposits            $  11,455      7,555      66.0%  $   19,010
   Interest bearing
     deposits              134,918     68,698      50.9%     203,616
   Short-term borrowings     4,644     10,168     218.9%      14,812
   Long-term borrowings     16,469      4,249      25.8%      20,718

The increase in securities available for sale resulted primarily from the purchase of U.S. government agency securities and mortgage backed securities during the first nine months of 1999. Purchases of these securities were made primarily to invest a significant portion of the $35.1 million in net funds the Company realized in conjunction with the acquisition of three branch banks in Greenbrier County, West Virginia in April 1999, and as part of South Branch's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company.

Growth in both noninterest bearing and interest bearing deposits reflects the approximate $47.2 million in deposits acquired with the Greenbrier County branches and SVNB's deposit growth to $25.8 million at September 30, 1999 following the new Bank's opening in May 1999.

Growth in loans during the first nine months of 1999, occurring primarily in the commercial and real estate portfolios, was funded principally by short-and long-term borrowings from the Federal Home Loan Bank and by deposits acquired with the Greenbrier County branches.

Refer to Notes 4, 5 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the South Branch's securities, loans and deposits between September 30, 1999 and December 31, 1998.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and lines of credit with the Federal Home Loan Bank which totaled approximately $52.5 million at September 30, 1999 versus $45.1 million at December 31, 1998. Further enhancing the Company's liquidity is the availability as of September 30, 1999 of additional securities totaling $77 million classified as available for sale in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the South Branch's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 1999 totaled $24,285,000 compared to $24,145,000 at December 31, 1998.

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

South Branch's estimated progress as of September 30, 1999 towards meeting the Plan's goals for both IT and Non-IT systems by phase are as follows:


                               Percent        Completion
                Phase          Complete       Date
          -------------------  --------       ----------
          Mission Critical
            Awareness            100%         06/30/1998
            Assessment           100%         09/30/1998
            Renovation           100%         06/30/1999
            Testing/Validation   100%         06/30/1999
            Implementation       100%         06/30/1999

          Non-mission Critical
            Awareness            100%         06/30/1998
            Assessment           100%         09/30/1998
            Renovation           100%         06/30/1999
            Testing/Validation   100%         06/30/1999
            Implementation       100%         06/30/1999

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

                          PART II. OTHER INFORMATION



Item 6(a). Exhibits required by Item 601 of Regulation S-B

      Exhibit 11.  Statement re:  Computation of Earnings per Share

      Exhibit 27.  Financial Data Schedule - electronic filing only


Item 6(b). Reports on Form 8-K

      On July 16, 1999, South Branch announced that it had entered into an Agreement and Plan of Merger with Potomac Valley Bank in Petersburg, West Virginia.

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


Date:  November 12, 1999
      -------------------