Form 10KSB
period 1999-12-31
SUMMIT FINANCIAL GROUP INC
filed 2000-03-30
CIK 811808

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999

                        Commission File Number  0-16587

                         Summit Financial Group, Inc.
            (Exact name of registrant as specified in its charter)

                 West Virginia                        55-0672148
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


                 310 N. Main Street
              Moorefield, West Virginia                  26836
       (Address of principal executive offices)       (Zip Code)


                                (304)  538-1000
             (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
               Title of each class              on which registered
                      None                            None

          Securities registered pursuant to Section 12(g) of the Act:

                                    Common
                                    ------
                               (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:  $25,935,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


              Aggregate market value            Based upon reported
                of voting stock                   closing price on
                ---------------                   ----------------
                 $25,584,000                       March 23, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of March 23, 2000
                  -----                     --------------------------------
           Common ($2.50 par value)                  881,276 shares


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

                                                    Part of Form 10-KSB
                                                    into which document
                  Document                          is Incorporated

       Summit Financial Group, Inc.'s definitive    Part III - Item 9,
       Proxy Statement for the 2000 Annual          Item 10, Item 11,
       Shareholders' Meeting.                       and Item 12


This form 10-KSB is comprised of 62 pages. The exhibit index is located on page 56.

                          SUMMIT FINANCIAL GROUP, INC

                                  FORM 10-KSB
                                     INDEX

                                                                             Page
                                                                             ----
PART I.

Item 1.      Business                                                          4

Item 2.      Properties                                                       10

Item 3.      Legal Proceedings                                                10

Item 4.      Submission of Matters to a Vote of Shareholders                  11

PART II.

Item 5.      Market for the Registrant's Common Stock and
             Related Shareholder Matters                                      12

Item 6.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations and Related Statistical Disclosures        13

Item 7.      Financial Statements                                             24

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             55

PART III.

Item 9.      Directors and Executive Officers                                 55

Item 10.     Executive Compensation                                           55

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management                                            55

Item 12.     Certain Relationships and Related Transactions                   55

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  56

SIGNATURES                                                                    58

PART I.

Item 1.  Business

Organized in 1987 as a West Virginia Corporation, Summit Financial Group, Inc. ("Company" or "Summit") is a registered bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), as amended. Summit changed its name from South Branch Valley Bancorp, Inc. effective December 30, 1999.

At the close of business on December 31, 1987, Summit merged its wholly owned subsidiary, South Branch Valley National Bank Inc., with South Branch Valley National Bank ("South Branch"), a commercial located in Moorefield, West Virginia.

During the first half of 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State Bank, Inc. ("Capital State"), located in Charleston, West Virginia. To facilitate the funding of this investment, the Company issued and sold 34,317 shares of its common stock at $43.50 per share to seven directors of the Company in a limited stock offering. Additionally, the Company obtained two long-term borrowings from two unaffiliated financial institutions totaling $3,500,000. On March 31, 1998, Summit acquired the remaining 60% of Capital State's outstanding common shares for 183,465 shares of Summit common stock valued at approximately $7.91 million.

Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia. The transaction included the Branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million.

On May 14, 1999, Shenandoah Valley National Bank ("Shenandoah"), a newly organized subsidiary of Summit located in Winchester, Virginia, was granted a national bank charter. Shenandoah was initially capitalized with $4,000,000, funded by a special dividend in the amount of $3,000,000 from the Company's subsidiary bank, South Branch, and from a $1,000,000 term loan from the then unaffiliated institution, Potomac Valley Bank. Shenandoah opened for business on May 17, 1999.

On December 30, 1999, Summit merged with Potomac Valley Bank ("Potomac"), a $94 million asset bank in Petersburg, West Virginia. Summit issued 290,110 shares of common stock to the shareholders of Potomac based upon an exchange ratio of
3.4068 shares of Summit common stock for each outstanding share of Potomac common stock.

Summit's business activities are conducted through its four bank subsidiaries, South Branch, Capital State, Shenandoah and Potomac (collectively, the "Bank Subsidiaries"). The Bank Subsidiaries presently account for substantially all of the consolidated assets, revenues and earnings of Summit. Each Bank Subsidiary is a full service, FDIC insured institution engaged in commercial and retail banking.

Summit offers a wide variety of banking services to its customers. Summit accepts deposits and has night depositories and automated teller machines for the convenience of its customers. The Company offers its customers various deposit arrangements with a variety of maturities and yields, including non-interest bearing and interest bearing demand deposits, savings deposits, time certificates of deposit, club accounts, and individual retirement accounts.

Summit offers a full spectrum of lending services to their customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. The Company also offers credit cards, the balances of which are insignificant to total loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans, which represented approximately 33.1% of total loans at December 31, 1999, are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans represented approximately 49.0% of total loans as of December 31, 1999 and consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. See Note 5 of the accompanying Consolidated Financial Statements, included in Part II, Item 7 of this Form 10-KSB, for a summary of the Summit's loans at December 31, 1999 and 1998.
Indirect lending represents less than 1.0% of the Company's total loans. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Company lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. Summit does not currently originate loans for sale.

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

Summit's subsidiary bank, South Branch also serves as trustee where appointed by a court or under a private trust agreement. As trustee, South Branch invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 1999, fees generated from the operation of the South Branch's Trust Department comprised less than one percent of gross revenues earned during the year.

In order to compete with other financial service providers, the Company principally relies upon personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customer's needs. Summit also has a marketing program that primarily utilizes local radio and newspapers to advertise.

Supervision and Regulation

General

Summit, as a bank holding company, is subject to the restrictions of the BHCA, and is registered pursuant to its provisions. As a registered bank holding company, Summit is subject to the reporting requirements of the Federal Reserve Board of Governors ("FRB"), and is subject to examination by the FRB.

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

The BHCA permits Summit to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the FRB if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized;
(ii) the bank holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

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

As a bank holding company doing business in West Virginia, Summit is also subject to regulation by the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the West Virginia Division of Banking.

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

The operations of South Branch and Shenandoah, as national banking associations, are subject to federal statutes and regulations which apply to national banks, and is primarily regulated by the OCC. Capital State and Potomac are subject to similar West Virginia statutes and regulations, and are primarily regulated by the West Virginia Division of Banking. The Bank Subsidiaries are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of the Bank Subsidiaries are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of the Bank Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, the Bank Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

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

Credit and Monetary Policies and Related Matters

The Bank Subsidiaries are affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB. An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The operations of the Bank Subsidiaries are affected by the policies of government regulatory authorities, including the FRB which regulates money and credit conditions through open market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits. These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments. The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future. Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to contribute capital to a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Summit may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In 1989, the United States Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA depository institutions insured by the FDIC may now be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution, or
(ii) any assistance provided by the FDIC to commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank or subsidiary of Summit causes a loss to the FDIC, other bank subsidiaries of Summit could be liable to the FDIC for the amount of such loss.

Under federal law, the OCC may order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. Summit, as the sole stockholder of its subsidiary banks, is subject to such provisions.

Capital Requirements

As a bank holding company Summit is subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank Subsidiaries are subject to substantially similar capital requirements adopted by adopted by its applicable regulatory agencies.

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

As of December 31, 1999, the regulatory capital ratios of Summit and each of the Bank Subsidiaries are set forth in the table in Note 13 of the notes of the accompanying consolidated financial statements

Federal Deposit Insurance Corporation Improvement Act of 1991

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 1999. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any bank holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the "December 1993 Proposal"). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the "Revised CRA Proposal"). The Revised CRA Proposal, compared to the December 1993 Proposal, would essentially broaden the scope of CRA performance examinations and more explicitly consider community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

In the most recent CRA examinations by the applicable bank regulatory authorities, each of the Bank Subsidiaries were given "satisfactory" or better CRA ratings.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the FRB. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a Federal right to privacy of non-public personal information of individual customers.

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

Competition

Summit competes primarily with numerous other banks and financial institutions within its primary market area of the Eastern Panhandle and South Central counties of West Virginia and the northern counties of Virginia. It can be expected that with the liberalization of the branch banking laws in West Virginia, additional financial institutions may compete with the Company. Summit takes an aggressive competitive posture, and intends to continue vigorously competing for its share of the market within its service area by offering competitive rates and terms on both loans and deposits.

Employees

At March 15, 2000, Summit employed 136 full-time equivalent employees.


Item 2.  Properties

In 1974, South Branch acquired 5.82 acres of land located on Main Street in Moorefield, West Virginia. This is the present location of the Summit's and South Branch's principal offices. In April 1994, South Branch acquired approximately one acre of real estate on the west side of U.S. Route 220 adjoining the main office. During 1998, South Branch acquired an additional 5 acres of the land adjoining this site.

In 1983, South Branch acquired property located in the town of Mathias, West Virginia. Since December 28, 1984 the South Branch has operated its Mathias branch bank from this site.

In 1986, South Branch acquired two parcels of land located on the east side of U.S. Route 220 in the town of Franklin, West Virginia. South Branch opened its Franklin branch at this site on January 1, 1987.

During 1995, South Branch acquired a parcel of land and branch office located on the north side of U.S. Route 220 in the town of Petersburg, West Virginia. This property was purchased from Blue Ridge Bank and began operating as a branch of South Branch on November 15, 1995.

In conjunction with the acquisition of Capital State in March 1998, the Company acquired Capital State's banking facility located in Southridge Centre in Charleston, West Virginia. Southridge is a large shopping center complex on U.S. Route 119 approximately eight miles south of the Charleston downtown area. Capital State's facility opened on December 16, 1995, and is constructed on land leased for an initial 50 year term expiring in 2045.

Capital State acquired three branch banking facilities, two located in Rainelle, West Virginia and one located in Rupert, West Virginia, from another financial institution on April 22, 1999. One of the Rainelle facilities was closed in September 1999 and is presently listed for sale.

Capital State further purchased a lot located at the corner of Virginia and Summers Streets in downtown Charleston, West Virginia in November 1999, where the Bank is constructing a branch bank. This facility is scheduled for completion in April 2000.

In May 1999, Shenandoah purchased 1.15 acres of land in Winchester, Virginia on which the Bank is presently constructing its permanent banking facility. Completion of this facility is scheduled for September 2000. Shenandoah currently occupies temporary premises across the street from this location.


Item 3.  Legal Proceedings

Summit is involved in various pending legal proceedings, all of which are regarded by management as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Shareholders

On December 15, 1999, at special meeting of the shareholders of Summit, the matter set forth below was voted upon. The number of votes cast for or against, as well as the number of abstentions and withheld votes concerning each matter are indicated in the following tabulations.

1. Authorization for the issuance of up to 320,000 shares of Summit stock in connection with an Agreement and Plan of Merger dated as of July 16,1999, among South Branch Valley Bancorp, Inc., and the parties to the Agreement and Plan of Merger, Potomac Valley Bank and Potomac Interim Bank, Inc., a wholly owned subsidiary of South Branch Valley Bancorp, Inc.

                       For    Against   Abstentions
                       ---    -------   -----------
                     400,117   18,591     4,825

2. Approval of an amendment to the Articles of Incorporation of South Branch Valley Bancorp, Inc. to change the Company's name to "Summit Financial Group, Inc."

                       For    Against   Abstentions
                       ---    -------   -----------
                     355,880   22,769     6,773

PART II.

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Summit acts as its own registrar and transfer agent. During 1998, its shares were not publicly traded on any exchange or over the counter market. Shares of the Company's common stock were occasionally bought and sold in private transactions between individuals, firms or corporations. In many instances, the Company did not have knowledge of the purchase price or the terms of the purchase. No definitive record of bid, ask or sale prices were available.

Beginning on January 6, 1999, quotation of Summit's common stock began on the OTC Bulletin Board under the symbol "SMMF".

The following sets forth the cash dividends paid per share and information regarding the bid prices per share of Summit's common stock for the periods indicated. The bid prices presented are based on information reported by the OTC Bulletin Board, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              First    Second   Third   Fourth
                             Quarter  Quarter  Quarter  Quarter
                             -------  -------  -------  -------
             1999
             Dividends paid  $    -   $ 0.47   $    -   $ 0.48
             High Bid         44.75    44.00    40.25    40.50
             Low Bid          41.25    40.25    40.00    36.00

             1998
             Dividends paid  $    -   $ 0.44   $    -   $ 0.45
             High Bid            (1)      (1)      (1)      (1)
             Low Bid             (1)      (1)      (1)      (1)


             (1)-Information not available. See above comment.

The approximate number of stockholders of record for Summit's common stock as of March 23, 2000 was 1,320.

Dividends paid by Summit to its stockholders are based on dividends it receives from the Bank Subsidiaries. The ability of the Bank Subsidiaries to pay dividends to Summit is subject to certain limitations of the national and West Virginia banking laws. In general, these limitations provide that no bank can pay dividends if the total of all dividends, including any proposed dividend declared by a bank in any calendar year, exceeds net income for that year when combined with net income for the preceding two years, less dividends for all three years. This restriction may be waived if the approval of the applicable bank regulatory authorities is obtained for such distribution. Additional information with regard to dividend restrictions is included in Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 7 of this filing.

Cash dividends increased 6.7% to $.95 per share in 1999. It is the intention of management and the Board of Directors to continue to pay dividends on similar schedule during 2000. However, future cash dividends will depend on the earnings, financial condition and the business of Summit and the Bank Subsidiaries, as well as general economic conditions; however, management is not presently aware of any reason why dividend payments should not continue.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

INTRODUCTION AND SUMMARY

The following is management's discussion and analysis of the financial condition and financial results of operations for Summit Financial Group, Inc. ("Company" or "Summit") and its wholly owned subsidiaries, South Branch Valley National Bank ("South Branch"), Capital State Bank, Inc. ("Capital State"), Shenandoah Valley National Bank ("Shenandoah") and Potomac Valley Bank ("Potomac") as of December 31, 1999. This discussion may contain forward looking statements based on management's expectations and actual results may differ materially. Since the primary business activities of Summit are conducted through its wholly owned bank subsidiaries, the following discussion focuses primarily on the financial condition and operations of those entities. All amounts and percentages have been rounded for this discussion. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company as of December 31, 1999 and for each of the three years then ended.

MERGER AND ACQUISITIONS

On December 30, 1999, Summit merged with Potomac, a $94 million asset bank in Petersburg, West Virginia, in a transaction accounted for as a pooling of interests. Summit issued 290,110 shares of common stock to the shareholders of Potomac based upon an exchange ratio of 3.4068 shares of Summit common stock for each outstanding share of Potomac common stock. Summit's prior year consolidated financial statements have been restated to include Potomac.

On April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia (the "Branches"). The transaction included the Branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. This transaction was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of the Branches are reflected in the Company's consolidated financial statements beginning April 23, 1999. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $2,267,000, which is included in intangible assets in the accompanying consolidated balance sheets, and is being amortized over a period of 15 years using the straight-line method.

On March 31, 1998, Summit acquired 60% of the outstanding common stock of Capital State, a Charleston, West Virginia state chartered bank with total assets approximating $44 million at the time of acquisition, in exchange for 183,465 shares of Summit's common stock. Summit had previously acquired 40% of Capital State's outstanding common stock during 1997. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,979,000, which is included in intangible assets in the accompanying consolidated balance sheet as of December 31, 1998. This goodwill is being amortized over a period of 15 years using the straight line method.

Refer to Note 2 of the accompanying consolidated financial statements for additional information regarding Summit's merger and acquisitions.

NEW BANK SUBSIDIARY

On May 14, 1999, Shenandoah was granted a national bank charter and was initially capitalized with $4,000,000, funded by a special dividend in the amount of $3,000,000 from the Company's subsidiary bank, South Branch and from a $1,000,000 term loan from the then unaffiliated institution, Potomac.
Shenandoah opened for business on May 17, 1999. Start up costs approximating $90,000 related to the organization of this subsidiary were expensed during 1999.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three years ended December 31, 1999, 1998, and 1997, was $3,043,000, $2,602,000, and $2,300,000, respectively. On a per share basis, diluted net income was $3.39 in 1999 compared to $3.05 in 1998, and $3.27 in 1997. Return on average assets for the year ended December 31, 1999 was 0.88% compared to 0.95% in 1998 and 1.01% in 1997. Return on average equity was 8.52% in 1999 compared to 7.44% in 1998, and 9.45% in 1997. A summary of the significant factors influencing the Summit's results of operations and related ratios is included in the following discussion.

Net Interest Income

The major component of the Summit's net earnings is net interest income, which is the excess of interest earned on earning assets over the interest expense incurred on interest bearing sources of funds. Net interest income is affected by changes in volume, resulting from growth and alterations of the balance sheet's composition, fluctuations in interest rates and maturities of sources and uses of funds. Management seeks to maximize net interest income through management of its balance sheet components. This is accomplished by determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining portfolio risk at an acceptable level.

Net interest income, adjusted to a fully tax equivalent basis, totaled $13,165,000, $10,634,000 and $8,831,000 for the years ended December 31, 1999,
1998, and 1997 respectively resulting in a net interest margin of 4.1% for 1999 compared to 4.2% and 4.1% for 1998 and 1997, respectively. The net interest margin recognizes earning asset growth by expressing net interest income as a percentage of total average earning assets. Lower yields on interest earning assets negatively impact the Company's net interest margin. In 1999, the yield on interest earning assets decreased 40 basis points from 8.2% in 1998 to 7.8% in 1999, primarily due to lower yields on loans. The cost of interest bearing liabilities likewise declined 40 basis points from 4.8% in 1998 to 4.4% in 1999, which served to minimize most of the impact of the lower yields on interest earning assets. The spread between interest earning assets and interest bearing liabilities could continue to contract though, thus negatively impacting the Company's net interest income in 2000. Management continues to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact. See the Interest Rate Risk Management section for further discussion of the impact changes in market interest rates could have on Summit.

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on earning assets and costs of interest bearing liabilities for the years 1999, 1998 and 1997 are presented in Table I. Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume). Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

As identified in Table II, the $2,531,000 increase in Summit's tax equivalent net interest income from 1999 to 1998 was primarily attributed to the growth in the volume of the Company's loan portfolio during 1999.

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision for loan losses for each of the years ended December 31, 1999, 1998 and 1997 totaled $370,000, $615,000 and $554,000, respectively. As further discussed in the Loan Portfolio and Risk Elements section of this analysis, the reduction in the provision for loan losses is primarily attributed to the improved credit quality during 1999 of the loan portfolio of Potomac. An analysis of the components comprising the allowance for loan losses for the years ended December, 1999, 1998 and 1997, including charge offs and recoveries within each significant loan classification, is included in Note 6 of the accompanying consolidated financial statements.

Noninterest Income

Noninterest income totaled $821,000, $753,000 and $574,000 or 3.2%, 3.5%, and
3.2% of the Summit's total income for each of the years ended December 31, 1999, 1998, and 1997, respectively. Excluding securities gains and losses and gains from sales of premises, equipment and other assets recognized in 1999 and 1998, total noninterest income increased approximately $330,000 or 45.4% in 1999, as compared to 1998. The most significant items contributing to this increase was service fee income, which increased $274,000 from approximately $518,000 to $792,000, or 52.9%, which resulted primarily from change's in the Company's deposit fee structure resulting in improved realization of fee income, and due to greater fee volumes as result of Capital State's acquisition of the Greenbrier County branches during 1999.

Noninterest Expense

Noninterest expense totaled $8,718,000, $6,638,000 and $5,256,000 or 38.1%,
35.3% and 33.6% of total expense for each of the years ended December 31, 1999, 1998, and 1997, respectively. Total noninterest expense increased $2,080,000 or 31.3% from 1998 to 1999. The primary factors contributing to this increase were noninterest expenses of the Capital State Greenbrier County branches following their acquisition in April 1999, noninterest expenses of Shenandoah following its opening for business in May 1999, and one time expenses associated with the Potomac merger.

Table I - Average Distribution of Assets, Liabilities and Shareholders' Equity, Interest Earnings & Expenses, and Average Rates
(In thousands of dollars)

                                               1999                             1998                             1997
                                   -------------------------------  -------------------------------  -------------------------------
                                     Average   Earnings/   Yield      Average   Earnings/   Yield      Average   Earnings/   Yield
                                    Balances    Expense    Rate      Balances    Expense    Rate      Balances    Expense    Rate
                                   ---------- ---------- ---------  ---------- ---------- ---------  ---------- ----------- --------
ASSETS
Interest earning assets
  Loans, net of unearned
    interest (1)                      $ 219,176    $18,760    8.6%     $ 173,860   $15,839     9.1%     $ 141,594    $13,094    9.2%
  Securities
    Taxable                              84,353      5,288    6.3%        55,933     3,522     6.3%        48,829      3,194    6.5%
    Tax-exempt (2)                       11,135        835    7.5%        11,312       834     7.4%        16,198      1,041    6.4%
Federal funds sold and interest
  bearing deposits with other banks      10,251        516    5.0%        13,642       727     5.3%         6,525        383    5.9%
                                      ---------    -------   ----      ---------   -------    ----      ---------    -------   -----
Total interest earning assets           324,915     25,399    7.8%       254,747    20,922     8.2%       213,146     17,712    8.3%
Noninterest earning assets
  Cash and due from banks                 6,860                            5,694                            4,912
  Bank premises and equipment             8,634                            6,294                            4,823
  Other assets                            6,402                            7,766                            5,916
  Allowance for loan losses              (2,175)                          (1,829)                          (1,413)
                                      ---------                         --------                         --------
    Total assets                      $ 344,636                        $ 272,672                          227,384
                                      =========                         ========                         ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing
    demand deposits                   $  56,201    $ 1,717    3.1%      $ 40,027   $ 1,246     3.1%      $ 33,274      $ 982    3.0%
  Savings deposits                       38,782      1,030    2.7%        31,394     1,048     3.3%        29,134      1,039    3.6%
  Time deposits                         153,617      7,811    5.1%       126,369     7,043     5.6%       107,886      6,059    5.6%
  Short-term borrowings                  13,714        673    4.9%         5,371       232     4.3%         5,685        257    4.5%
  Long-term borrowings                   18,818      1,003    5.3%        13,004       719     5.5%         7,832        544    6.9%
                                      ---------    -------   ----      ---------   -------    ----      ---------    -------   -----
                                        281,132     12,234    4.4%       216,165    10,288     4.8%       183,811      8,881    4.8%
Noninterest bearing liabilities
  Demand deposits                        25,608                           19,267                           16,965
  Other liabilities                       2,178                            2,244                            2,287
                                      ---------                         --------                         --------
    Total liabilities                   308,918                          237,676                          203,063
Shareholders' equity                     35,718                           34,996                           24,321
                                      ---------                         --------                         --------
  Total liabilities and
    shareholders' equity              $ 344,636                        $ 272,672                        $ 227,384
                                      =========                         ========                         ========
NET INTEREST EARNINGS                              $13,165                         $10,634                           $ 8,831
                                                   =======                         =======                           =======
NET INTEREST YIELD ON EARNING ASSETS                          4.1%                             4.2%                             4.1%
                                                             ====                             ====                             ====


(1) - For purposes of this table, non-accrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $277,000, $362,000 and $213,000 for the years ended December 31, 1999,
      1998 and 1997, respectively.
(2) - For purposes of this table, interest income on tax-exempt securities has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $284,000, $283,000 and $354,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (In thousands of dollars)

                                            1999 Versus 1998                    1998 Versus 1997
                                        ---------------------------       -----------------------------
                                             Increase (Decrease)               Increase (Decrease)
                                              Due to Change in:                 Due to Change in:
                                        ---------------------------       -----------------------------
                                         Volume      Rate      Net          Volume      Rate      Net
                                        --------   --------   ------      --------   --------   -------
Interest earned on:
Loans                                     $3,925    $(1,004)    $2,921       $2,942      $(197)  $2,745
Securities
  Taxable                                  1,782        (16)     1,766          452       (124)     328
  Tax-exempt                                 (13)        14          1         (345)       138     (207)
Federal funds sold and interest
  bearing deposits with other banks         (173)       (38)      (211)         383        (40)     343
                                          ------    -------     ------       ------      -----   ------
Total interest earned on
  interest earning assets                  5,521     (1,044)     4,477        3,432       (222)   3,210
                                          ------    -------     ------       ------      -----   ------
Interest paid on:
Interest bearing demand
  deposits                                   494        (23)       471          208         56      264
Savings deposits                             220       (238)       (18)          78        (69)       9
Time deposits                              1,424       (656)       768        1,030        (46)     984
Short-term borrowings                        405         36        441          (14)       (11)     (25)
Long-term borrowings                         310        (26)       284          303       (128)     175
                                          ------    -------     ------       ------      -----   ------
  Total interest paid on
    interest bearing liabilities           2,853       (907)     1,946        1,605       (198)   1,407
                                          ------    -------     ------       ------      -----   ------
Net interest income                       $2,668    $  (137)    $2,531       $1,827      $ (24)  $1,803
                                          ======    =======     ======       ======      =====   ======

Income Tax Expense

Income tax expense for the three years ended December 31, 1999, 1998, and 1997
totaled $1,570,000, $1,248,000 and $943,000, respectively.   Refer to Note 10 of
the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing the Company's effective income tax rates.

CHANGES IN FINANCIAL POSITION

Total average assets for the year ended December 31, 1999 were $344,636,000 an increase of 26.4% over 1998's average of $272,672,000. The increase in total average assets is primarily attributable to the acquisition of the Greenbrier County branches in April 1999 and the growth of Shenandoah following its organization in May 1999. Significant changes in the components of the Company's balance sheet between December 31, 1998 and December 31, 1999 are discussed below.

The Company's total average interest earning assets, expressed as a percentage of average total assets, remains high, and has increased slightly to 94.3% for 1999, as compared to 93.4% for 1998.

Securities

Securities comprised approximately 29.2% of total assets at December 31, 1999 compared to 22.6% at December 31, 1998. Average securities approximated $95,488,000 for 1999 or 42.0% more than 1998's average of $67,245,000. The growth in the Company's securities portfolio in 1999 reflects increased investments primarily in U. S. Government agency securities and mortgage-backed securities, which were funded principally by the $35.1 million in net funds the Company realized in conjunction with the acquisition of Greenbrier County branch banks. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

Substantially all securities are classified as available for sale to provide management with flexibility to better manage its balance sheet structure and react to asset/liability management issues as they arise. At December 31, 1999, the Company did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders' equity. The maturity distribution of the securities portfolio at December 31, 1999, together with the weighted average yields for each range of maturity, are summarized in Table III. The stated average yields are actual yields and are not stated on a tax equivalent basis.



Table III - Securities Maturity Analysis
(At amortized cost, dollars in thousands)


                                                             After one          After five
                                            Within           but within         but within             After
                                           one year          five years          ten years           ten years
                                       -----------------   ----------------  ------------------   ------------------
                                       Amount      Yield    Amount    Yield   Amount      Yield    Amount      Yield
                                       ------      -----   -------    -----  --------     -----    -------     -----
 Available for sale
 U. S. Treasury securities             $    -      0.0%    $ 1,495     6.3%   $     -      0.0%    $     -      0.0%
 U. S. Government agencies
    and corporations                      833      7.0%     24,692     6.4%    32,656      6.8%      1,000      7.0%
 Mortgage backed securities -
    U. S. Government agencies
      and corporations                  6,589      6.6%     15,819     6.6%     6,555      6.5%      3,728      6.6%
 State and political
    subdivisions                          920      2.8%      4,583     5.3%     3,795      4.8%      1,872      5.3%
 Other                                      -      0.0%      2,654     6.8%     1,403      6.9%      6,409      6.5%
                                       ------              -------            -------              -------
     Total available for sale          $8,342      6.2%    $49,243     6.4%   $44,409      6.6%    $13,009      6.4%
                                       ======              =======            =======              =======
 Held to maturity
 Mortgage backed securities -
    U. S. Government agencies
      and corporations                 $ 255       7.6%    $     -     0.0%   $     -      0.0%    $     -      0.0%
 State and political
    subdivisions                         140       5.0%        401     4.8%         -      0.0%          -      0.0%
                                       -----               -------            -------              -------
      Total held to maturity           $ 395       6.7%    $   401     4.8%   $     -      0.0%    $     -      0.0%
                                       =====               =======            =======              =======



Loan Portfolio

The following table depicts loan balances at December 31, 1999 and 1998 by types along with their respective percentage of total loans outstanding.

                                                                (dollars in thousands)
                                                          1999                          1998
                                                  ------------------------------  ---------------------------
                                                                    Percent of                  Percent of
                                                      Amount          Total        Amount         Total
                                                  -----------      -----------    --------      ----------
  Commercial, financial and agricultural             $ 78,894            33.1%     $54,359           27.8%
  Real estate - construction                            2,012             0.8%       1,801            0.9%
  Real estate - mortgage                              116,779            49.0%     101,014           51.7%
  Installment loans to individuals
     (net of unearned interest)                        38,091            16.0%      36,197           18.5%
  Other                                                 2,524             1.1%       1,906            1.0%
                                                  -----------      ----------     --------      ---------
                  Total loans                         238,300           100.0%     195,277          100.0%
                                                                   ==========                   =========
  Less allowance for loan losses                        2,232                        2,113
                                                  -----------                     --------
                   Loans, net                        $236,068                     $193,164
                                                  ===========                     ========

Total net loans averaged $219,176,000 in 1999 and comprised 63.6% of total average assets compared to $173,860,000 or 63.8% of total average assets during 1998. The increase in the dollar volume of loans is primarily attributable to continuation of the Company's strategy which began in 1996 to aggressively seek quality commercial and real estate loans.

Refer to Note 5 of the accompanying consolidated financial statements for the Company's loan maturities and a discussion of the Company's adjustable rate loans as of December 31, 1999.

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

Risk Elements

The following table presents a summary of restructured or non-performing loans for each of the three years ended December 31, 1999, 1998 and 1997.

                                                      (dollars in thousands)
                                                           December 31,
                                                    ----------------------------
                                                      1999      1998       1997
                                                    -------   -------    -------
        Nonaccrual loans                              $ 522    $  783      $ 220
        Accruing loans past due 90 days or more         476       431        402
        Restructured loans                                -         -         55
                                                    -------   -------    -------

                             Total                    $ 998    $1,214      $ 677
                                                    =======   =======    =======

        Percentage of total loans                       0.4%      0.6%       0.5%
                                                    =======   =======    =======

As illustrated in the above table, the quality of the Company's loan portfolio remains sound. The total of nonaccrual loans and loans past due 90 days or more and still accruing interest has declined from $1,214,000 at December 31, 1998 to $998,000 at December 31, 1999, despite the growth in the loan portfolio previously discussed. Refer to Note 5 of the accompanying consolidated financial statements for additional discussion of non-accrual loans and to Note 6 for a discussion of impaired loans which are included in the above balances..

The Company's subsidiary banks, on a quarterly basis, perform a comprehensive loan evaluation which encompasses the identification of all potential problem credits which are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, the credit review department reviews the specific loans for collectibility, performance and collateral protection. In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified and the allowance for loan losses is adjusted appropriately through a provision for loan losses. While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either nonaccrual or accruing loans past due 90 or more days, they are considered by management to be insignificant to the overall disclosure and are, therefore, not specifically quantified within this discussion. In addition, management feels these additional loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Also, these loans do not represent material credits about which management is aware of any information which would cause the borrowers to not comply with the loan repayment terms.

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

At December 31, 1999 and 1998 respectively, the allowance for loan losses represented 0.94% and 1.08% of gross loans or $2,232,000 and $2,113,000, and was considered adequate to cover inherent losses in the subsidiary banks' loan portfolios as of the respective evaluation date. Summit maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The Company performs a quarterly evaluation of the loan portfolio to determine its adequacy. The evaluation is based on assessments of specifically identified loans, loss experience factors, current and anticipated economic conditions and other factors to identify and estimate inherent losses from homogeneous pools of loans.

The allocated portion of the subsidiary banks' allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that probably exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective processes management utilizes to identify probable and estimable losses. This unallocated portion is subjective and requires judgement based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 1999 and 1998, respectively, the unallocated portion of the allowance approximated $92,000 and $86,000, or 4.1% of the total allowance as of both year end dates. This unallocated portion of the allowance was considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio and management's assessment of the economic environment in which the Company operates. More specifically, while loan quality remains good, the subsidiary banks have typically experienced greater losses within certain homogeneous loan pools when the Company's market area has experienced economic downturns or other significant native factors or trends, such as increases in bankruptcies, unemployment rates or past due loans.

Table IV below presents an allocation of the expected allowance for loan losses by major loan type.

 Table IV - Allocation of the Allowance for Loan Losses
 (dollars in thousands)

                                            1999                            1998                            1997
                                ----------------------------    -----------------------------  ------------------------------
                                                 Percent of                     Percent of                      Percent of
                                               loans in each                   loans in each                   loans in each
                                                category to                     category to                     category to
                                  Amount        total loans       Amount        total loans       Amount        total loans
                                ----------   ---------------    ---------    ----------------  -----------   ----------------
 Commercial, financial
     and agricultural              $   951            33.3%       $   861               27.8%      $   584             29.5%
 Real estate                           383            49.5%           366               52.7%          302             47.8%
 Installment                           596            16.1%           739               18.5%          513             22.2%
 Other                                 210             1.1%            61                1.0%           23              0.5%
 Unallocated                            92               -             86                  -            67                -
                                   -------           -----        -------              -----       -------            -----
                                   $ 2,232           100.0%       $ 2,113              100.0%      $ 1,489            100.0%
                                   -------           -----        -------              -----       -------            -----

At December 31, 1999, the Company had approximately $115,000 in other real estate owned which was obtained as the result of foreclosure proceedings and $15,000 in other repossessed assets which was obtained as the result of auto repossessions. These repossessions have been insignificant throughout 1999 and management does not anticipate any material losses on any of the items currently held in other real estate owned or other repossessed assets.

Deposits

Total deposits at December 31, 1999 increased approximately $68,798,000 or 30.1% compared to December 1998. Average deposits increased approximately $50,810,000, or 25.7% during 1999. This growth was primarily the result of the acquisition of the Greenbrier County branches and the growth of Shenandoah.

See Note 8 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 1999.

Borrowings

Lines of Credit: The Company has remaining available lines of credit from the Federal Home Loan Bank totaling $69,903,000 at December 31, 1999. Management uses these lines primarily to funds loans to customers. Fund acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.

Short-term Borrowings: Total short-term borrowings increased $27,704,000 from $4,644,000 at December 31, 1998 to $32,348,000 at December 31, 1999, as Summit
funded a substantial portion of its loan growth in 1999 with short-term Federal Home Loan Bank advances, as such funds generally carried a lower cost compared to the cost of deposits in the Company's local market areas during 1999. See
Note 9 of the accompanying consolidated financial statements for a discussion of short-term borrowings.

Long-term Borrowings: The Company's long-term borrowings of $17,943,000 at December 31, 1999, remained relatively unchanged in comparison with its balance of $16,469,000 at December 31, 1998, and consisted entirely of funds borrowed on available lines of credit from the Federal Home Loan Bank. Refer to Note 9 of the accompanying consolidated financial statements for a discussion of long-term borrowings.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and available lines of credit with the Federal Home Loan Bank, totaling approximately $94.1 million at December 31, 1999. Further enhancing the Company's liquidity is the availability as of December 31, 1999 of additional securities with greater than one year maturities totaling approximately $104.2 million which could be used to collateralize additional borrowings in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Summit's liquidity.

INTEREST RATE RISK MANAGEMENT

The principal objective of asset/liability management is to minimize interest rate risk, which is the vulnerability of the Company's net interest income to changes in interest rates and manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of its asset/liability management committee, which is comprised of members of senior management and members of the Board of Directors. The Company's asset/liability management committee actively formulate the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business. The Company's net income is affected by changes in the absolute level of interest rates. The Company's interest rate risk position is liability sensitive; that is, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in Company earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk. Summit primarily uses earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships against earnings in a stable rate environment. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.

As of December 31, 1999, the Company's earnings simulation model projects net interest income would decrease by approximately 4.2% if rates rise evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. Conversely, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would rise by approximately 4.9%, as compared to projected stable rate net interest income.

CAPITAL RESOURCES

Summit's capital position remains strong, despite its continued growth. Stated as a percentage of total assets, the Company's equity ratio was 9.1% and 12.5% at December 31, 1999 and 1998, respectively. The Company's risk weighted tier I capital, total capital and leverage capital ratios were approximately 13.8%, 14.8% and 8.7%, respectively, at December 31, 1999, all of which are well in excess of the minimum guidelines to be "well capitalized" under the regulatory prompt corrective action provisions. The Company's subsidiary banks are also subject to minimum capital ratios as further discussed in Note 13 of the accompanying consolidated financial statements.

The percentage of earnings retained by the Company to fund future growth did not change significantly during 1999. Cash dividends per share rose 6.7% to $.95 in 1999 compared to $.89 in 1998, representing dividend payout ratios of 27.3% and 30.7% for 1999 and 1998, respectively, after giving effect to the dividends paid by Potomac prior to its merger with Summit. It is the intention of management and the Board of Directors to continue to pay dividends on a similar schedule during 2000. Future cash dividends will depend on the earnings, financial condition and the business of the subsidiary banks as well as general economic conditions; however, management is not presently aware of any reason dividend payments should not continue.

Dividends paid by the subsidiary banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 2000 the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $1,369,000, plus net income for the interim periods through the date of declaration.

YEAR 2000

During 1999, Summit completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in its computer systems, software and other operating equipment, and working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, Summit has successfully managed the Year 2000 date transition issue.

Although considered unlikely, unanticipated problems in Summit's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

No significant further costs related to the Year 2000 issue are expected to be incurred by the Company.

Item 7.  Financial Statements



                    [ARNETT & FOSTER, P.L.L.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                               /s/  Arnett & Foster, P.L.L.C.



Charleston, West Virginia
January 28, 2000

                 SUMMIT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                                               1999                       1998
                                                                     -------------------------  -------------------------
 ASSETS
 Cash and due from banks                                                         $  7,010,196               $  4,991,798
 Interest bearing deposits with other banks                                         5,800,987                  1,841,502
 Federal funds sold                                                                 2,845,216                 10,742,745
 Securities available for sale                                                    111,972,963                 63,439,874
 Securities held to maturity                                                          796,820                  1,538,520
 Loans, less allowance for loan losses of $2,231,555
     and $2,113,201, respectively                                                 236,067,648                193,163,531
 Premises and equipment, net                                                        8,997,027                  6,777,907
 Accrued interest receivable                                                        2,439,767                  1,755,234
 Intangible assets                                                                  3,954,039                  1,922,100
 Other assets                                                                       5,882,777                  1,123,048
                                                                                 ------------               ------------

             Total assets                                                        $385,767,440               $287,296,259
                                                                                 ============               ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
     Deposits
         Non interest bearing                                                    $ 27,381,875               $ 20,553,937
         Interest bearing                                                         269,756,745                207,787,101
                                                                                 ------------               ------------
             Total deposits                                                       297,138,620                228,341,038
                                                                                 ------------               ------------
     Short-term borrowings                                                         32,348,030                  4,644,143
     Long-term borrowings                                                          17,942,540                 16,468,875
     Other liabilities                                                              3,255,630                  1,884,140
                                                                                 ------------               ------------
             Total liabilities                                                    350,684,820                251,338,196
                                                                                 ------------               ------------

 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value, authorized
         2,000,000 shares; issued 1999 - 890,517 shares,
         1998 - 907,016 shares                                                      2,226,293                  2,267,541
     Capital surplus                                                               10,533,674                 11,245,251
     Retained earnings                                                             24,570,174                 22,358,772
     Less cost of 9,115 shares acquired for the treasury                             (384,724)                  (384,724)
     Accumulated other comprehensive income                                        (1,862,797)                   471,223
                                                                                 ------------               ------------
             Total shareholders' equity                                            35,082,620                 35,958,063
                                                                                 ------------               ------------

             Total liabilities and shareholders' equity                          $385,767,440               $287,296,259
                                                                                 ============               ============

                 See Notes to Consolidated Financial Statements

                 SUMMIT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              For The Years Ended December 31, 1999, 1998 and 1997

                                                                          1999           1998          1997
                                                                      ------------   ------------   ------------
Interest income
Interest and fees on loans
         Taxable                                                       $18,645,426    $15,718,725   $12,979,522
         Tax-exempt                                                        114,424        120,307       114,406
     Interest and dividends on securities
         Taxable                                                         5,287,779      3,521,984     3,194,031
         Tax-exempt                                                        550,855        550,709       686,879
     Interest on interest bearing deposits with other banks                186,623         71,624        96,549
     Interest on Federal Funds sold                                        329,285        655,114       286,595
                                                                       -----------    -----------   -----------
                 Total interest income                                  25,114,392     20,638,463    17,357,982
                                                                       -----------    -----------   -----------

 Interest expense
     Interest on deposits                                               10,558,788      9,337,784     8,079,388
     Interest on short-term borrowings                                     672,488        231,544       256,613
     Interest on long-term borrowings                                    1,002,750        718,634       543,566
                                                                       -----------    -----------   -----------
                 Total interest expense                                 12,234,026     10,287,962     8,879,567
                                                                       -----------    -----------   -----------

                 Net interest income                                    12,880,366     10,350,501     8,478,415
     Provision for loan losses                                             370,000        615,000       554,281
                                                                       -----------    -----------   -----------
                 Net interest income after provision
                     for loan losses                                    12,510,366      9,735,501     7,924,134
                                                                       -----------    -----------   -----------

 Other income
     Insurance commissions                                                  91,363        103,493       119,811
     Trust services income                                                   3,448          3,764         3,861
     Service fees                                                          791,940        518,375       362,048
     Securities gains (losses)                                            (235,945)         8,160       (72,193)
     Gain on sales of assets                                                     -         17,751        89,919
     Other                                                                 170,126        101,002        70,910
                                                                       -----------    -----------   -----------
                 Total other income                                        820,932        752,545       574,356
                                                                       -----------    -----------   -----------

 Other expenses
     Salaries and employee benefits                                      4,358,944      3,432,197     2,831,679
     Net occupancy expense                                                 559,242        455,876       340,873
     Equipment expense                                                     716,547        545,582       440,015
     Supplies                                                              298,878        142,967       151,269
     Amortization of intangibles                                           268,986        135,461        37,185
     Other                                                               2,515,622      1,926,109     1,454,513
                                                                       -----------    -----------   -----------
                 Total other expenses                                    8,718,219      6,638,192     5,255,534
                                                                       -----------    -----------   -----------

 Income before income tax expense                                        4,613,079      3,849,854     3,242,956
     Income tax expense                                                  1,569,950      1,247,689       943,246
                                                                       -----------    -----------   -----------

                 Net income                                            $ 3,043,129    $ 2,602,165   $ 2,299,710
                                                                       ===========    ===========   ===========

 Basic earnings per common share                                             $3.39          $3.05         $3.27
                                                                       ===========    ===========   ===========
 Diluted earnings per common share                                           $3.39          $3.05         $3.27
                                                                       ===========    ===========   ===========

 Average common shares outstanding
     Basic                                                                 897,811        854,430       703,131
                                                                       ===========    ===========   ===========
     Diluted                                                               897,811        854,430       703,131
                                                                       ===========    ===========   ===========

                 See Notes to Consolidated Financial Statements

                 SUMMIT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                     Accumulated
                                                                                                        Other         Total
                                                                                                       Compre-       Share-
                                                 Common       Capital      Retained       Treasury     hensive      holders'
                                                  Stock       Surplus      Earnings        Stock        Income       Equity
                                               -----------  -----------  -------------  ------------  ----------  -------------
 Balance, December 31, 1996                     $1,723,085  $ 2,319,011   $18,858,052    $(166,970)    $(22,797)   $22,710,381

 Comprehensive income:
   Net income                                            -            -     2,299,710             -           -      2,299,710
   Other comprehensive income,
     net of deferred taxes of $157,087:
     Net unrealized gain on
       securities of $247,655, net
       of reclassification adjustment
       for (losses) included in net
       income of $(44,399)                               -            -             -             -     292,054        292,054
                                                                                                                   -----------

     Total comprehensive income                          -            -             -             -           -      2,591,764
                                                                                                                   -----------

   Issuance of 34,317 shares of
     common stock at $43.50 per share               85,793    1,404,175             -             -           -      1,489,968

 Cash dividends declared:
     Summit ($.84 per share)                             -            -      (332,705)            -           -       (332,705)
     Potomac                                             -            -      (270,000)            -           -       (270,000)
                                               -----------  -----------  ------------   -----------   ---------    -----------

 Balance, December 31, 1997                      1,808,878    3,723,186    20,555,057      (166,970)    269,257     26,189,408

 Comprehensive income:
   Net income                                            -            -     2,602,165             -           -      2,602,165
   Other comprehensive income,
     net of deferred taxes of $127,567:
     Net unrealized gain on
       securities of $206,984, net
       of reclassification adjustment
       for gains included in net
       income of $5,018                                  -            -             -             -     201,966        201,966
                                                                                                                   -----------

     Total comprehensive income                          -            -             -             -                  2,804,131
                                                                                                                   -----------

 Issuance of 183,465 shares of
   of common stock at $43.50 per
   share as consideration for the
   acquisition of Capital State
   Bank, Inc.                                      458,663    7,522,065             -             -           -      7,980,728

 Cost of 5,000 shares of common
   stock acquired for the treasury                       -            -             -      (217,754)          -       (217,754)

 Cash dividends declared:
     Summit ($.89 per share)                             -            -      (528,450)            -           -       (528,450)
     Potomac                                             -            -      (270,000)            -           -       (270,000)
                                               -----------  -----------  ------------   -----------   ---------    -----------

 Balance, December 31, 1998                      2,267,541   11,245,251    22,358,772      (384,724)    471,223     35,958,063



                                  (Continued)

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                     Accumulated
                                                                                                        Other           Total
                                                                                                       Compre-         Share-
                                              Common        Capital       Retained      Treasury       hensive        holders'
                                              Stock         Surplus       Earnings        Stock         Income         Equity
                                           ------------  -------------  -------------  -----------  --------------  -------------
Comprehensive income:
   Net income                                        -              -      3,043,129             -              -      3,043,129
   Other comprehensive income,
     net of deferred taxes of $1,452,357:
     Net unrealized (loss) on
       securities of $(2,477,947), net
       of reclassification adjustment
       for (losses) included in net
       income of $(143,927)                          -              -              -             -     (2,334,020)    (2,334,020)
                                                                                                                     -----------

     Total comprehensive income                      -              -              -             -                       709,109
                                                                                                                     -----------

     Dissenting shares                         (41,248)      (711,577)             -             -              -       (752,825)

 Cash dividends declared:
     Summit ($.95 per share)                         -              -       (561,727)            -              -       (561,727)
     Potomac                                         -              -       (270,000)            -              -       (270,000)
                                           -----------   ------------   ------------   -----------  -------------    -----------

 Balance, December 31, 1999                 $2,226,293    $10,533,674    $24,570,174    $(384,724)   $(1,862,797)    $35,082,620
                                           ===========   ============   ============   ===========  =============    ===========



                 See Notes to Consolidated Financial Statements

                 SUMMIT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                          1999          1998          1997
                                                                      ------------  ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                   3,043,129     2,602,165     2,299,710
     Net income
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Depreciation                                                     584,212       480,168       387,756
         Provision for loan losses                                        370,000       615,000       554,281
         Deferred income tax expense (benefit)                             93,662       (75,177)       56,569
         Security (gains) losses                                          235,945        (8,160)       72,193
         (Gain) on disposal of premises and equipment                           -        (9,709)      (91,507)
         (Gain) loss on sale of other assets                                3,709       (22,117)        1,588
         Amortization of securities premiums (accretion
             of discounts), net                                           184,399        71,652        88,336
         Amortization of goodwill and purchase
             accounting adjustments, net                                  123,742        98,460        37,185
         (Increase) decrease in accrued interest receivable              (633,554)      (20,956)      140,863
         (Increase) decrease in other assets                           (2,242,887)      402,443       521,732
         Increase (decrease) in other liabilities                       1,901,227      (145,685)     (524,933)
                                                                      -----------   -----------   -----------
             Net cash provided by operating activities                  3,663,584     3,988,084     3,543,773
                                                                      -----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of interest bearing
        deposits with other banks                                               -             -       297,000
     Proceeds from maturities and calls of
         securities held to maturity                                      349,871     6,035,000     2,649,285
     Principal payments received on
         securities held to maturity                                      384,326       135,320       109,848
     Proceeds from maturities and calls of
         securities available for sale                                 13,706,762    13,115,000     8,898,200
     Proceeds from sales of
         securities available for sale                                  4,062,879       613,160    10,265,779
     Principal payments received on
         securities available for sale                                  4,990,386     5,686,747     3,239,114
     Purchases of securities available for sale                       (76,831,440)  (20,689,274)  (17,452,262)
     Purchase of common stock of affiliate                                      -       (90,465)   (5,273,481)
     Net (increase) decrease in federal funds sold                      7,897,529     8,580,972   (11,882,983)
     Net loans made to customers                                      (34,671,292)  (25,875,615)  (11,464,448)
     Purchases of premises and equipment                               (1,809,722)   (1,003,586)     (377,079)
     Proceeds from sales of premises and equipment                        252,295        10,693       145,180
     Proceeds from sales of other assets                                  233,400       154,424        44,500
     Purchase of interest bearing deposits with other banks            (3,959,485)     (585,502)            -
     Purchase of life insurance contracts                              (1,246,000)            -             -
     Net cash acquired in acquisitions                                 35,071,461       985,617             -
                                                                      -----------   -----------   -----------
             Net cash (used in) investing activities                  (51,569,030)  (12,927,509)  (20,801,347)
                                                                      -----------   -----------   -----------

                                  (Continued)

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                      1999           1998           1997
                                                                 --------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit,
         NOW and savings accounts                                   12,830,849      3,088,670       938,757
     Net increase in time deposits                                   8,747,170      2,342,627     5,225,706
     Net increase (decrease) in short-term borrowings               27,703,887     (2,500,867)    2,767,613
     Proceeds from long-term borrowings                              4,500,000      9,636,337     7,700,000
     Repayments of long-term borrowings                             (3,026,335)    (3,563,310)     (818,804)
     Purchase of treasury stock                                              -       (217,754)            -
     Dividends paid                                                   (831,727)      (798,450)     (602,705)
     Net proceeds from common stock sold                                     -              -     1,489,968
                                                                  ------------   ------------   -----------
         Net cash provided by financing activities                  49,923,844      7,987,253    16,700,535
                                                                  ------------   ------------   -----------

     Increase (decrease) in cash and due from banks                  2,018,398       (952,172)     (557,039)

     Cash and due from banks:
         Beginning                                                   4,991,798      5,943,970     6,501,009
                                                                  ------------   ------------   -----------

         Ending                                                   $  7,010,196   $  4,991,798   $ 5,943,970
                                                                  ============   ============   ===========

 SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

     Cash payments for:
         Interest                                                 $ 11,903,226   $ 10,309,618   $ 8,801,465
                                                                  ============   ============   ===========
         Income taxes                                             $  1,498,692   $  1,173,607   $   829,404
                                                                  ============   ============   ===========

 SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Other assets acquired in settlement of loans                 $     77,115   $    167,723   $   144,337
                                                                  ============   ============   ===========

     Sales of securities pending settlement, net                  $  1,336,009   $          -   $         -
                                                                  ============   ============   ===========

     Acquisition of Greenbrier County branches:
         Net cash and cash equivalents received
             in acquisition of Greenbrier County branches         $(35,071,460)  $          -   $         -
                                                                  ============   ============   ===========
         Fair value of assets acquired
             (principally loans and premises and equipment)       $ 12,382,196   $          -   $         -
         Deposits and other liabilities assumed                    (47,453,656)             -             -
                                                                  ------------   ------------   -----------
                                                                  $(35,071,460)  $          -   $         -
                                                                  ============   ============   ===========

     Acquisition of Capital State Bank, Inc.:
        Prior acquisition of 40% of the outstanding common
             shares purchased for cash                            $          -   $  5,363,946   $         -
         Acquisition of 60% of the outstanding common
             shares in exchange for 183,465 shares of
             Company common stock                                            -      7,980,728             -
                                                                  ------------   ------------   -----------
                                                                  $          -   $ 13,344,674   $         -
                                                                  ============   ============   ===========
         Fair value of assets acquired
             (principally loans and securities)                   $          -   $ 46,720,306   $         -
         Deposits and other liabilities assumed                              -    (33,375,632)            -
                                                                  ------------   ------------   -----------
                                                                  $          -   $ 13,344,674   $         -
                                                                  ============   ============   ===========

                 See Notes to Consolidated Financial Statements

                 SUMMIT FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

       Nature of business: Summit Financial Group, Inc. ("Summit" or "Company") is a bank holding company with operations in Hardy, Grant, Pendleton, Kanawha and Greenbrier Counties of West Virginia and in Frederick County, Virginia. Through its four wholly owned bank subsidiaries, Summit provides loan and deposit services primarily to individuals and small businesses.

       Name change: Effective December 30, 1999, the Company changed its name from South Branch Valley Bancorp, Inc. to Summit Financial Group, Inc.

       Basis of financial statement presentation: The accounting and reporting policies of Summit and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry.

       Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

       Principles of consolidation: The accompanying consolidated financial statements include the accounts of Summit and its subsidiaries, South Branch Valley National Bank, Capital State Bank, Inc., Shenandoah Valley National Bank and Potomac Valley Bank. All significant accounts and transactions among these entities have been eliminated.

       Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from federal funds sold, demand deposits, NOW accounts, savings accounts and short-term borrowings are reported on a net basis, since their original maturities are less than three months. Cash flows from loans and certificates of deposit and other time deposits are reported net.

       Securities: Debt and equity securities are classified as "held to maturity", "available for sale" or "trading" according to management's intent. The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

          Securities held to maturity - Certain debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned discount and allowance for loan losses.

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

       Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life at South Branch Valley National Bank and Shenandoah Valley National Bank. Certain loan fees and direct loan costs are recognized as income or expense when incurred at Capital State Bank, Inc. and Potomac Valley Bank. Generally accepted accounting principles require that such fees and costs be deferred and amortized as adjustments of the related loan's yield over the contractual life of the loan. This method of recognition of loan fees and direct loan costs produces results which are not materially different from those that would be recognized had Statement of Financial Accounting Standards No. 91 been adopted.

       Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets. The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment. Repairs and maintenance expenditures are charged to operating expenses as incurred. Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized. No interest was capitalized during any period presented in the accompanying financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Other real estate: Other real estate consists primarily of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any write down being charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less cost to sell. Expenses incurred in connection with operating these properties are generally insignificant and are charged to operating expenses. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transactions.

       Other real estate acquired through foreclosure with carrying values of $114,655 at December 31, 1999 and 1998, is included in other assets in the accompanying consolidated balance sheets.

       Income taxes: The consolidated provision for income taxes includes Federal and state income taxes and is based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

       Stock-based compensation: In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options.

       Basic and diluted earnings per share: Basic earnings per share is computed by dividing net income by the weighted-average number shares of common stock outstanding, while diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding increased by the number of shares of common stock which would be issued assuming the exercise of employee stock options.

       Trust services: Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets. Trust services income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than the accrual basis does not have a material effect on net income.

       Derivative instruments and hedging activities: During the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Summit was not a party to any derivative instruments during the year ended December 31, 1999, and accordingly the adoption of this pronouncement had no effect on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Reclassifications: Certain accounts in the consolidated financial statements for 1998 and 1997, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Acquisitions and New Subsidiary

       On December 30, 1999, the Company merged with Potomac Valley Bank ("Potomac"), a $94 million asset bank in Petersburg, West Virginia, in a transaction accounted for as a pooling of interests. Summit issued 290,110 shares of common stock to the shareholders of Potomac based upon an exchange ratio of 3.4068 shares of Summit common stock for each outstanding share of Potomac common stock. Summit's prior year consolidated financial statements have been restated to include Potomac.

       Net interest income, net income and basic and diluted earnings per share for Summit and Potomac as originally reported for the two years ended December 31, 1998 and 1997, prior to restatement are as follows (in thousands, except per share amounts):

                                                            Years Ended December 31,
                                                         -----------------------------
                                                           1998                  1997
                                                         -------                ------
Net interest income:
    Summit                                               $ 6,836                $5,183
    Potomac                                                3,515                 3,295
    Combined                                              10,351                 8,478

Net income:
    Summit                                               $ 1,733                $1,520
    Potomac                                                  869                   780
    Combined                                               2,602                 2,300

Basic and diluted earnings per share:
    Summit                                               $  3.16                $ 3.83
    Potomac                                                 9.65                  8.67
    Combined                                                3.05                  3.27

       Effective April 22, 1999, Capital State Bank, Inc., a subsidiary of Summit, purchased three branch banking facilities ("Branches") located in Greenbrier County, West Virginia. The transaction included the Branches' facilities and associated loan and deposit accounts, and was accounted for using the purchase method of accounting. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. This transaction was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of the Branches are reflected in the Company's consolidated financial statements beginning April 23, 1999. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $2,267,000, which is included in intangible assets in the accompanying consolidated balance sheet, and is being amortized over a period of 15 years using the straight-line method.

       During the first half of 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State Bank, Inc. To facilitate the funding of this investment, the Company issued and sold 34,317 shares of its common stock at $43.50 per share to seven directors of the Company in a limited stock offering. Additionally, the Company obtained two long-term borrowings from two unaffiliated financial institutions totaling $3,500,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On March 31, 1998, the Company acquired the remaining 60% of Capital State's outstanding common shares for 183,465 shares of Summit common stock valued at approximately $7.91 million. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of Capital State are reflected in the Company's consolidated financial statements beginning April 1, 1998. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $1,979,000, which is included in intangible assets in the accompanying consolidated balance sheet as of December 31, 1998. This goodwill is being amortized over a period of 15 years using the straight line method.

       The following presents certain pro forma condensed consolidated financial information of Summit, using the purchase method of accounting, after giving effect to the acquisitions noted above as if they had been consummated at the beginning of the periods presented (in thousands, except per share data).

                                                       Years Ended December 31,
                                 ----------------------------------------------------------------
                                             1999                 1998                1997
                                 ------------------------  ------------------  ------------------
                                     As           Pro         As       Pro        As       Pro
                                  Reported       Forma     Reported   Forma    Reported   Forma
                                 -----------  -----------  --------  --------  --------  --------
 Total interest income               $25,114      $25,966   $20,638   $24,247   $17,358   $22,779
 Total interest expense               12,234       12,710    10,288    12,227     8,880    11,591
 Net interest income                  12,880       13,286    10,350    12,020     8,478    11,188
 Net income                            3,043        3,115     2,602     2,849     2,300     2,318
 Basic and diluted earnings
     earnings per share              $  3.39      $  3.47   $  3.05   $  3.33   $  3.27   $  3.30

       This pro forma information has been included for comparative purposes only and may not be indicative of the combined results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented, or which will be attained in the future.

       On May 14, 1999, Shenandoah Valley National Bank, a subsidiary of Summit, was granted a national bank charter and was initially capitalized with $4,000,000, funded by a special dividend in the amount of $3,000,000 from the Company's subsidiary bank, South Branch Valley National Bank, and from a $1,000,000 term loan from the then unaffiliated institution, Potomac Valley Bank. Shenandoah Valley National Bank opened for business on May 17, 1999. Start up costs approximating $90,000 related to the organization of this subsidiary were expensed during 1999.

Note 3.    Cash Concentration

       At December 31, 1999 and 1998, the Company had concentrations totaling $10,352,593 and $8,551,123, respectively, with unaffiliated financial institutions consisting of due from bank account balances and Federal funds sold. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Securities

       The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1999 and 1998, are summarized as follows:

                                                                    1999
                                             ----------------------------------------------------
                                                                  Unrealized
                                               Amortized    -----------------------   Estimated
                                                 Cost         Gains       Losses      Fair Value
                                             -------------  ----------  -----------  -------------
 Available for Sale
     Taxable:
         U. S. Treasury securities            $  1,495,012     $ 4,323   $    2,303   $  1,497,032
         U. S. Government agencies
             and corporations                   59,181,180       7,881    1,724,889     57,464,172
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                       32,690,109       8,336    1,037,123     31,661,322
         State and political subdivisions        1,395,327         154        5,318      1,390,163
         Corporate debt securities               4,057,202           -       72,545      3,984,657
         Federal Reserve Bank stock                234,150           -            -        234,150
         Federal Home Loan Bank stock            2,842,800           -            -      2,842,800
         Other equity securities                   306,625           -       66,375        240,250
                                              ------------     -------   ----------   ------------
             Total taxable                     102,202,405      20,694    2,908,553     99,314,546
                                              ------------     -------   ----------   ------------
     Tax-exempt:
         State and political subdivisions        9,774,662      42,679      147,174      9,670,167
         Federal Reserve Bank stock                  6,250                                   6,250
         Other equity securities                 3,020,000           -       38,000      2,982,000
                                              ------------     -------   ----------   ------------
             Total tax-exempt                   12,800,912      42,679      185,174     12,658,417
                                              ------------     -------   ----------   ------------
                 Total                        $115,003,317     $63,373   $3,093,727   $111,972,963
                                              ============     =======   ==========   ============

                                                                     1999
                                              ----------------------------------------------------
                                                                  Unrealized
                                               Amortized    -----------------------    Estimated
                                                 Cost         Gains       Losses      Fair Value
                                             -------------  ----------  -----------  -------------
 Held to maturity
     Taxable:
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                     $    255,310     $   374   $        -   $    255,684
                                              ------------     -------   ----------   ------------
     Tax exempt:
         State and political subdivisions          541,510       4,421            -        545,931
                                              ------------     -------   ----------   ------------
                 Total                        $    796,820     $ 4,795   $        -   $    801,615
                                              ============     =======   ==========   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    1998
                                            --------------------------------------------------------------------------------------
                                                                               Unrealized
                                                 Amortized       -------------------------------------------      Estimated
                                                   Cost                 Gains                 Losses              Fair Value
                                            -------------------  -------------------  ----------------------  -------------------
 Available for Sale
     Taxable:
         U. S. Treasury securities                  $ 4,762,102             $ 88,187  $                    -          $ 4,850,289
         U. S. Government agencies
             and corporations                        27,616,337              220,744                  11,404           27,825,677
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                            16,321,220              217,939                 149,797           16,389,362
         State and political subdivisions             1,400,028               43,656                                    1,443,684
         Corporate debt securities                      249,724                1,214                       -              250,938
         Federal Reserve Bank stock                     114,150                    -                       -              114,150
         Federal Home Loan Bank stock                 1,412,000                    -                       -            1,412,000
         Other equity securities                        306,625                    -                       -              306,625
                                                    -----------             --------                --------          -----------
             Total taxable                           52,182,186              571,740                 161,201           52,592,725
                                                    -----------             --------                --------          -----------
     Tax-exempt:
        State and political subdivisions             10,483,126              364,623                   6,850           10,840,899
        Federal Reserve Bank stock                        6,250                                                             6,250
        Other equity securties                                -                    -                       -                    -
                                                    -----------             --------                --------          -----------
             Total tax-exempt                        10,489,376              364,623                   6,850           10,847,149
                                                    -----------             --------                --------          -----------
                 Total                              $62,671,562             $936,363                $168,051          $63,439,874
                                                    ===========             ========                ========          ===========
                                                                                    1998
                                            -------------------------------------------------------------------------------------
                                                                                 Unrealized
                                                Amortized        -------------------------------------------      Estimated
                                                   Cost                 Gains                 Losses              Fair Value
                                            -------------------  -------------------  ----------------------  -------------------
 Held to maturity:
     Taxable:
         U. S. Government agencies
             and corporations                       $   249,651             $  3,474  $                    -          $   253,125
         Mortgage-backed securities -
             U. S. Government agencies and
             corporations                               645,936                   53                   3,915              642,074
                                                    -----------             --------                --------          -----------
             Total taxable                              895,587                3,527                   3,915              895,199
                                                    -----------             --------                --------          -----------
     Tax exempt:
         State and political subdivisions               642,933               17,822                       -              660,755
                                                    -----------             --------                --------          -----------
                 Total                              $ 1,538,520             $ 21,349                $  3,915          $ 1,555,954
                                                    ===========             ========                ========          ===========

       Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve Bank or Federal Home Loan Bank or another member at par value.

       Mortgage-backed obligations of U.S. Government agencies and corporations and Small Business Administration guaranteed loan participation certificates are included in securities at December 31, 1999 and 1998. These obligations, having contractual maturities ranging from 1 to 30 years, are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 9 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The maturities, amortized cost and estimated fair values of securities at December 31, 1999, are summarized as follows:

                                                             Available for Sale
                                               --------------------------------------------
                                                      Amortized             Estimated
                                                         Cost               Fair Value
                                                 --------------------  --------------------

 Due in one year or less                                 $  8,342,287          $  8,169,566
 Due from one to five years                                49,243,315            48,230,403
 Due from five to ten years                                44,408,585            42,821,166
 Due after ten years                                        6,599,305             6,446,378
 Equity securities                                          6,409,825             6,305,450
                                                         ------------          ------------
     Total                                               $115,003,317          $111,972,963
                                                         ============          ============


                                                              Held to Maturity
                                                 ------------------------------------------
                                                      Amortized             Estimated
                                                         Cost               Fair Value
                                                 --------------------  --------------------
 Due in one year or less                                 $    395,497          $    396,317
 Due from one to five years                                   401,323               405,298
 Due from five to ten years                                         -                     -
 Due after ten years                                                -                     -
 Equity securities                                                  -                     -
                                                         ------------          ------------
     Total                                               $    796,820          $    801,615
                                                         ============          ============

       The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                                         Proceeds from                              Gross Realized
                                  -----------------------------------------------------------  -------------------------
          Years Ended                                      Calls and           Principal
          December 31,                  Sales             Maturities            Payments          Gains        Losses
--------------------------------  ------------------  -------------------  ------------------  -----------  ------------
 1999
 Securities available for sale           $ 4,062,879          $13,706,762          $4,990,386      $   828      $236,773
 Securities held to maturity                       -              349,871             384,326            -             -
                                         -----------          -----------          ----------      -------      --------
                                         $ 4,062,879          $14,056,633          $5,374,712      $   828      $236,773
                                         ===========          ===========          ==========      =======      ========
 1998
 Securities available for sale           $   613,160          $13,115,000          $5,686,747      $ 8,160      $      -
 Securities held to maturity                       -            6,035,000             135,320            -             -
                                         -----------          -----------          ----------      -------      --------
                                         $   613,160          $19,150,000          $5,822,067      $ 8,160      $      -
                                         ===========          ===========          ==========      =======      ========
 1997
 Securities available for sale           $10,265,779          $ 8,898,200          $3,239,114      $11,072      $ 83,265
 Securities held to maturity                       -            2,469,285             109,848            -             -
                                         -----------          -----------          ----------      -------      --------
                                         $10,265,779          $11,367,485          $3,348,962      $11,072      $ 83,265
                                         ===========          ===========          ==========      =======      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       At December 31, 1999 and 1998, securities with amortized costs of $27,100,621 and $23,291,003, respectively, with estimated fair values of $20,139,693 and $23,673,648, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

Note 5.  Loans

       Loans are summarized as follows:

                                                        1999                1998
                                                 ------------------  ------------------
 Commercial, financial and agricultural                $ 78,894,072        $ 54,358,681
 Real estate - construction                               2,012,243           1,801,317
 Real estate - mortgage                                 116,778,905         101,013,236
 Installment                                             38,666,563          36,687,813
 Other                                                    2,522,980           1,906,631
                                                       ------------        ------------
     Total loans                                        238,874,763         195,767,678
 Less unearned income                                       575,560             490,946
                                                       ------------        ------------
     Total loans net of unearned income                 238,299,203         195,276,732
 Less allowance for loan losses                           2,231,555           2,113,201
                                                       ------------        ------------
                                                       $236,067,648        $193,163,531
                                                       ============        ============

       Included in the net balance of loans are non-accrual loans amounting to $521,977 and $777,157 at December 31, 1999 and 1998, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $33,121, $42,987 and $17,991 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The following presents loan maturities at December 31, 1999.

                                                Within            After 1 but            After
                                                1 Year          Within 5 Years          5 Years
                                           -----------------  -------------------  -----------------
Commercial, financial and agricultural           $14,516,859         $ 19,307,518       $ 45,069,695
Real estate - construction                           637,059                    -          1,375,184
Real estate - mortgage                            10,267,630           17,440,447         89,070,828
Installment loans                                  5,998,215           28,047,869          4,620,479
Other                                              2,360,315              162,665                  -
                                                 -----------         ------------       ------------
                                                 $33,780,078         $ 64,958,499       $140,136,186
                                                 ===========         ============       ============

Loans due after one year with:
        Variable rates                                               $ 55,389,153
        Fixed rates                                                   149,705,532
                                                                     ------------
                                                                     $205,094,685
                                                                     ============

       Concentrations of credit risk: The Company grants commercial, residential and consumer loans to customers primarily located in the Eastern Panhandle and South Central counties of West Virginia, and the Northern counties of Virginia. Although the Company strives to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions. Major employment within the Company's market area is diverse, but primarily includes government, health care, education, poultry and various professional, financial and related service industries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company evaluates the credit worthiness of each of its customers on a case-by-case basis and the amount of collateral it obtains is based upon management's credit evaluation.

       Loans to related parties: Summit and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

       The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

                                                              1999                1998
                                                       ------------------  ------------------
  Balance, beginning                                         $10,066,896         $ 6,505,641
      Additions                                                5,808,627           3,844,241
      Amounts collected                                       (3,953,176)         (2,454,909)
      Other changes, net                                      (2,057,703)          2,171,923
                                                             -----------         -----------
  Balance, ending                                            $ 9,864,644         $10,066,896
                                                             ===========         ===========


Note 6.    Allowance for loan losses

       An analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                         1999               1998                1997
                                                   -----------------  -----------------  ------------------
  Balance, beginning of year                              $2,113,201         $1,489,117          $1,366,827
  Losses:
      Commercial, financial and agricultural                 164,783            182,517              92,650
      Real estate - mortgage                                  31,892              1,057              30,536
      Installment                                            144,099            204,415             370,863
      Other                                                   37,407             25,209              66,914
                                                          ----------         ----------          ----------
          Total                                              378,181            413,198             560,963
                                                          ----------         ----------          ----------
  Recoveries:
      Commercial, financial and agricultural                  40,115              3,030              52,050
      Real estate - mortgage                                   9,820             22,219              14,675
      Installment                                             70,998            117,996              60,011
      Other                                                    5,602              7,235               2,236
                                                          ----------         ----------          ----------
          Total                                              126,535            150,480             128,972
                                                          ----------         ----------          ----------
  Net losses                                                 251,646            262,718             431,991
  Allowance of purchased subsidiary                                -            271,802                   -
  Provision for loan losses                                  370,000            615,000             554,281
                                                          ----------         ----------          ----------
  Balance, end of year                                    $2,231,555         $2,113,201          $1,489,117
                                                          ==========         ==========          ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company's total recorded investment in impaired loans at December 31, 1999 and 1998 approximated $345,817 and $801,044, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $73,900 and $124,000, respectively. The Company's average investment in such loans approximated $475,222 and $834,495 for the years ended December 31, 1999 and 1998, respectively. All impaired loans at December 31, 1999 and 1998, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

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

       For the years ended December 31, 1999 and 1998, the Company recognized approximately $400 and $35,750, respectively, in interest income on impaired loans. Using a cash-basis method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Note 7.    Premises and Equipment

       The major categories of premises and equipment and accumulated depreciation at December 31, 1999 and 1998, are summarized as follows:

                                                                1999                   1998
                                                        ---------------------  ---------------------
 Land                                                             $ 2,529,741            $ 1,588,902
 Buildings and improvements                                         6,737,044              5,573,524
 Furniture and equipment                                            3,843,450              3,218,163
                                                                  -----------            -----------
                                                                   13,110,235             10,380,589
 Less accumulated depreciation                                      4,113,208              3,602,682
                                                                  -----------            -----------
 Premises and equipment, net                                      $ 8,997,027            $ 6,777,907
                                                                  ===========            ===========

       Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $584,212, $480,168 and $387,756, respectively.


Note 8.    Deposits

       The following is a summary of interest bearing deposits by type as of December 31, 1999 and 1998:

                                                        1999                 1998
                                                 -------------------  -------------------
 Demand deposits, interest bearing                      $ 62,741,925         $ 44,321,966
 Savings deposits                                         42,099,321           27,750,122
 Certificates of deposit                                 149,440,839          120,623,979
 Individual retirement accounts                           15,474,660           15,091,034
                                                        ------------         ------------
                                                        $269,756,745         $207,787,101
                                                        ============         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Time certificates of deposit and IRA's in denominations of $100,000 or more totaled $39,883,962 and $31,696,791 at December 31, 1999 and 1998,
       respectively. Interest paid on time certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more were $1,823,421, $1,506,154 and $1,023,606 for the years ended December 31,
       1999, 1998 and 1997, respectively.

       The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 1999:

                                                               Amount                 Percent
                                                        ---------------------  ----------------------
 Three months or less                                             $ 8,877,717                   22.3%
 Three through six months                                          10,854,062                   27.2%
 Six through twelve months                                         10,463,603                   26.2%
 Over twelve months                                                 9,688,580                   24.3%
                                                                  -----------                  -----
         Total                                                    $39,883,962                  100.0%
                                                                  ===========                  =====

     A summary of the scheduled maturities for all time deposits as of December 31, 1999, follows:

                         2000                                    $117,727,506
                         2001                                      31,877,170
                         2002                                       6,521,850
                         2003                                       4,561,608
                         2004                                       3,426,270
                      Thereafter                                      801,095
                                                                 ------------
                                                                 $164,915,499
                                                                 ============

       At December 31, 1999, deposits of related parties including directors, executive officers, and their related interests of the Company approximated $14,000,000.


Note 9.    Borrowed Funds

       Short-term borrowings: A summary of short-term borrowings is presented below:

                                                                               1999
                                                    -----------------------------------------------------------
                                                          Federal                                Short-term
                                                           Funds             Repurchase             FHLB
                                                         Purchased           Agreements           Advances
                                                    --------------------  -----------------  ------------------
 Balance at December 31                                      $        -         $6,053,030         $26,295,000
 Average balance outstanding for the year                       231,681          4,136,697           9,509,159
 Maximum balance outstanding at
     any month end                                            3,061,000          6,953,086          27,390,000
 Weighted average interest rate for the year                       4.58%              4.01%               5.21%
 Weighted average interest rate for balances
     outstanding at December 31                                    -   %              4.25%               4.05%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              1998
                                                    ----------------------------------------------------------
                                                          Federal                               Short-term
                                                           Funds            Repurchase             FHLB
                                                         Purchased          Agreements           Advances
                                                    -------------------  -----------------  ------------------
 Balance at December 31                                       $      -         $3,944,143          $  700,000
 Average balance outstanding for the year                       82,164          4,981,296             307,219
 Maximum balance outstanding at
     any month end                                             700,000          5,959,583           1,400,000
 Weighted average interest rate for the year                      6.29%              4.20%               5.49%
 Weighted average interest rate for balances
     outstanding at December 31                                   -   %              3.88%               4.95%

       Federal funds purchased and repurchase agreements mature the next business day. The securities underlying the repurchase agreements are under the Company's control and secure the total outstanding daily balances.

       Summit's subsidiary banks are members of the Federal Home Loan Bank ("FHLB"). Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans. At December 31, 1999, Summit's subsidiary banks had combined additional borrowings availability of $69,903,460 from the FHLB.

       Short-term FHLB advances are granted for terms of 1 to 364 days and bear interest at a fixed or variable rate set at the time of the funding request.

       Long-term borrowings: The Company's long-term borrowings of $17,942,540 and $16,468,875 as of December 31, 1999 and 1998, respectively, consisted of advances from the FHLB. These borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2008.

       The average interest rate paid on long-term borrowings during 1999 and 1998 approximated 5.33% and 5.53%, respectively.

       A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

           Year Ending December 31,                                   Amount
-----------------------------------------------                  -----------------
                      2000                                             $   856,610
                      2001                                                 378,079
                      2002                                               3,150,840
                      2003                                               1,424,974
                      2004                                               1,860,592
                Thereafter                                              10,271,445
                                                                       -----------
                                                                       $17,942,540
                                                                       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Income Taxes

       The components of applicable income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                               1999                1998                 1997
                                        ------------------  -------------------  -------------------
Current
     Federal                                    $1,362,370          $1,154,774              $744,896
     State                                         154,585             168,092               141,781
                                                ----------          ----------              --------
                                                 1,516,955           1,322,866               886,677
                                                ----------          ----------              --------
 Deferred
     Federal                                        15,892             (57,863)               51,065
     State                                          37,103             (17,314)                5,504
                                                ----------          ----------              --------
                                                    52,995             (75,177)               56,569
                                                ----------          ----------              --------
         Total                                  $1,569,950          $1,247,689              $943,246
                                                ==========          ==========              ========

       A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                       1999                    1998                         1997
                                   ------------            ------------            ----------------------
                                      Amount     Percent      Amount     Percent      Amount     Percent
                                   ------------  --------  ------------  --------  ------------  --------
 Computed tax at applicable
   statutory rate                   $1,568,447        34     1,308,950        34    $1,102,605        34
 Increase (decrease) in taxes
     resulting from:
     Tax-exempt interest, net         (425,763)       (9)     (196,508)       (5)     (236,664)       (7)
     State income taxes, net
         of Federal income tax
         benefit                       140,354         3       109,575         3        85,470         3
     Change in deferred tax
         valuation allowance           271,733         6        61,965         2        15,758         -
     Nondeductible amortization
         of goodwill                    40,763         1        33,415         1             -         -
     Noncash charitable
         contribution                        -         -             -         -       (41,573)       (1)
     Other, net                        (25,584)       (1)      (69,708)       (2)       17,650         1
                                    ----------        --    ----------        --    ----------        --
 Applicable income taxes            $1,569,950        34    $1,247,689        33    $  943,246        30
                                    ==========        ==    ==========        ==    ==========        ==

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The tax effects of temporary differences, which give rise to the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                                                                         1999                1998
                                                                  ------------------  -------------------
Deferred tax assets
     Allowance for loan losses                                            $  622,125           $ 563,922
     Deferred compensation                                                   106,439              80,803
     Depreciation                                                                  -              69,367
     Other deferred costs and accrued expenses                                52,010              65,558
     Deductible goodwill                                                      38,463              29,235
     Net operating loss carryforwards                                          3,181             114,201
     Net unrealized loss on securities                                     1,155,268                   -
     Charitable contribution carryforward                                          -               1,226
                                                                          ----------           ---------
                                                                           1,977,486             924,312
     Less valuation allowance                                                      -            (271,733)
                                                                          ----------           ---------
                                                                           1,977,486             652,579
                                                                          ----------           ---------
 Deferred tax liabilities
     Depreciation                                                             32,322             115,432
     Net unrealized gain on securities                                             -             297,089
     Accretion on tax-exempt securities                                        9,670               6,377
     Purchase accounting adjustments                                         125,285             106,126
                                                                          ----------           ---------
                                                                             167,277             525,024
                                                                          ----------           ---------
         Net deferred tax assets (liabilities)                            $1,810,209           $ 127,555
                                                                          ==========           =========

       The income tax expense (benefit) on realized securities gains (losses) was $(90,839), $3,141 and $(27,794) for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has available for tax purposes $76,648 in State net operating loss carryforwards to offset future taxable income of Capital State Bank, Inc. These carryforwards expire in varying amounts through 2011.


Note 11.  Employee Benefits

       Retirement Plans: The Company has defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees. Contributions to the plans are at the discretion of the Board of Directors. Contributions made to the plans and charged to expense were $178,770, $137,628, and $141,100 for the years ended December 31, 1999,
       1998 and 1997, respectively.

       Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan ("ESOP") which enables eligible employees to acquire shares of the Company's common stock. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

       The expense recognized by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year. Contributions to the ESOP for the years ended December 31, 1999, 1998 and 1997 were $66,615, $54,559 and $51,047, respectively. Dividends paid by the Company to the ESOP are reported as a reduction to retained earnings. The ESOP owns 9,628 shares of the Company's common stock, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.

       The trustees of the Retirement Plans and ESOP are also members of the Company's Board of Directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Directors Deferred Compensation Plan: The Company's subsidiary bank, South Branch Valley National Bank has established a non-qualified deferred compensation plan for directors who voluntarily elect to defer payment of retainer, meeting and committee fees earned. The liability for deferred directors' compensation at December 31, 1999 and 1998, approximated $267,777 and $211,250, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

       Supplemental Executive Retirement Plan: In May 1999, South Branch Valley National Bank entered into a non-qualified Supplemental Executive Retirement Plan ("SERP") with certain senior officers which provides participating officers with an income benefit payable at retirement age or death. The liabilities accrued for the SERP at December 31, 1999 were $12,336, which are included in other liabilities. In addition, the subsidiary bank has purchased certain life insurance contracts to fund the liabilities arising under this plan. At December 31, 1999, the cash surrender value of these insurance contracts was $1,291,998.

       Stock Option Plan: Summit has an Officer Stock Option Plan, which provides for the granting of stock options for up to 120,000 shares of common stock to key Company officers. Each option granted under the plan shall have a term of no more than 10 years and vests according to a schedule designated at the grant date. Also, the option price per share shall not be less than the fair market value of Summit's common stock on the date of grant. Accordingly, no compensation expense is recognized for options granted under the Plan.

       The following pro forma disclosures present for 1999, the first year for which any options were outstanding, Summit's reported net income and basic and diluted earnings per share had the Company recognized compensation expense for its Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

                                                                       1999
                                           ------------------------------------------------------------
                                                        As                             Pro
                                                     Reported                         Forma
                                           -----------------------------  -----------------------------
 Net income (in thousands)                                        $3,043                         $3,031
 Basic earnings per share                                         $ 3.39                         $ 3.38
 Diluted earnings per share                                       $ 3.39                         $ 3.38

       For purposes of computing the above pro forma amounts, Summit estimated the fair value of the options at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions for grants in 1999: risk free interest rate of 5.25%; dividend yield of 2.5%; volatility factor of the expected market price of Summit's common stock of 15; and an expected option life of 7.5 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       A summary of activity in Summit's Officer Stock Option Plan during 1999 is as follows:

                                                                   1999
                                                   --------------------------------------
                                                                           Weighted-
                                                                            Average
                                                                            Exercise
                                                        Options              Price
                                                   ------------------  ------------------
Outstanding at beginning of year                                   -              $     -
     Granted                                                    7,500               41.65
     Exercised                                                      -                   -
     Forfeited                                                      -                   -
                                                                -----              ------
 Outstanding at end of year                                     7,500              $41.65
                                                                =====              ======

 Exercisable at end of year                                         -              $    -
                                                                =====              ======

 Weighted-average estimated fair value
     of options granted during the year                                            $40.38
                                                                                   ======

       The exercise price for all options outstanding at December 31, 1999 was $41.65. The weighted-average remaining contractual life of those options at December 31, 1999 was 9.2 years.

Note 12.  Commitments and Contingencies

       Financial instruments with off-balance sheet risk: The Company is a party of certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Such financial instruments consist solely of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Company has in this class of financial instruments. The Company's total contract amount of commitments to extend credit at December 31, 1999 and 1998, approximated $18,040,810 and $11,952,755, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Employment Agreements: The Company has various employment agreements with its chief executive officer and certain other executive officers. These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

       Merger: In conjunction with Summit's merger with Potomac Valley Bank, certain Potomac shareholders representing approximately 5% of the Bank's shares have exercised and perfected their rights to dissent.

       Year 2000 Compliant: The Company has evaluated the impact of the Year 2000 issue and is not aware of any system failures or any problems encountered by vendors, customers, or other third parties that would have a significant impact on the Company's financial condition. The Company believes it has taken the necessary steps to be Year 2000 compliant, however, there may be unforeseen external or internal issues which could impact the Company's status.

Note 13.  Restrictions on Capital and Dividends

       The primary source of funds for the dividends paid by Summit is dividends received from its subsidiary banks. Dividends paid by the subsidiary banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by their regulatory agencies if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1999, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $1,369,000 plus net retained income of the subsidiary banks for the interim periods through the date of declaration.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and each of its subsidiaries met all capital adequacy requirements to which they were subject.

       The most recent notifications from the banking regulatory agencies categorized the Company and each of its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and each of its subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

       Summit's and its subsidiary banks', South Branch Valley National Bank's ("SBVNB"), Capital State Bank, Inc.'s ("CSB"), Shenandoah Valley National Bank's ("SVNB") and Potomac Valley Bank's ("PVB") actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  To be Well
                                                                                 Capitalized
                                                           Minimum               under Prompt
                                                           Required               Corrective
                                       Actual             Regulatory                Action
                                      --------             Capital                Provisions
                                                        --------------          --------------
                                       Amount   Ratio       Amount      Ratio       Amount      Ratio
                                      --------  ------  --------------  ------  --------------  ------
 As of December 31, 1999
 Total Capital (to risk weighted assets)
     Company                           $35,186   14.8%         $19,058    8.0%         $23,823   10.0%
     SBVNB                              11,952   10.8%           8,886    8.0%          11,108   10.0%
     SVNB                                3,926   25.8%           1,219    8.0%           1,524   10.0%
     CSB                                10,580   19.4%           4,372    8.0%           5,465   10.0%
     Potomac                            12,991   26.3%           3,952    8.0%           4,940   10.0%
 Tier I Capital (to risk weighted assets)
     Company                            32,954   13.8%           9,524    4.0%          14,286    6.0%
     SBVNB                              10,781    9.7%           4,441    4.0%           6,662    6.0%
     SVNB                                3,896   25.6%             609    4.0%             914    6.0%
     CSB                                 6,660   12.2%           2,185    4.0%           3,278    6.0%
     Potomac                            12,374   25.0%           1,980    4.0%           2,970    6.0%
 Tier I Capital (to average assets)
     Company                            32,954    8.7%          11,416    3.0%          19,027    5.0%
     SBVNB                              10,781    7.0%           4,601    3.0%           7,668    5.0%
     SVNB                                3,896   11.8%             991    3.0%           1,651    5.0%
     CSB                                 6,660    8.5%           2,351    3.0%           3,918    5.0%
     Potomac                            12,330   13.3%           3,708    4.0%           4,635    5.0%

 As of December 31, 1998
 Total Capital (to risk weighted assets)
     Company                           $34,723   19.9%         $13,990    8.0%         $17,488   10.0%
     SBVNB                              13,510   14.0%           7,721    8.0%           9,652   10.0%
     SVNB                                *        *              *        *              *        *
     CSB                                 8,976   30.5%           2,356    8.0%           2,945   10.0%
     Potomac                            12,237   26.3%           3,724    8.0%           4,656   10.0%
 Tier I Capital (to risk weighted assets)
     Company                            32,770   18.7%           6,995    4.0%          10,493    6.0%
     SBVNB                              12,468   12.9%           3,861    4.0%           5,791    6.0%
     SVNB                                *        *              *        *              *        *
     CSB                                 8,646   29.4%           1,178    4.0%           1,767    6.0%
     Potomac                            11,656   25.0%           1,862    4.0%           2,793    6.0%
 Tier I Capital (to average assets)
     Company                            32,770   11.5%           8,585    3.0%          14,308    5.0%
     SBVNB                              12,468    8.7%           4,289    3.0%           7,148    5.0%
     SVNB                                *        *              *        *              *        *
     CSB                                 8,646   17.7%           1,764    3.0%           2,441    5.0%
     Potomac                            11,656   12.4%           2,820    4.0%           4,718    5.0%

 * - No data presented relative to SVNB for the year ended December 31, 1998, as this subsidiary was initially capitalized by the Company in May 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Pending Branch Sale

       On December 17, 1999, a subsidiary of Summit, South Branch Valley National Bank entered into an agreement to sell its branch banking facility ("Branch") located in Petersburg, West Virginia. The transaction is expected to be completed in May 2000, subject to approval by the appropriate regulatory authorities, and will include the Branch's facility and selected loans and deposit accounts. Total deposits of the Branch approximated $10 million and total loans approximated $4.5 million as of December 31, 1999. The total consideration to be received will be determined at closing based upon the total deposits sold plus the net book value of the Branch office and equipment.

Note 15.  Fair Value of Financial Instruments

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                               December 31, 1999                     December 31, 1998
                                     ------------------------------------  ------------------------------------
                                                            Estimated                             Estimated
                                         Carrying             Fair             Carrying             Fair
                                           Value              Value              Value              Value
                                     -----------------  -----------------  -----------------  -----------------
 Financial assets:
     Cash and due from banks              $  7,010,196       $  7,018,196       $  4,991,798       $  4,991,798
     Interest bearing deposits,
         other banks                         5,800,987          5,800,987          1,841,502          1,841,502
     Federal funds sold                      2,845,216          2,845,216         10,742,745         10,742,745
     Securities available for sale         111,972,963        111,972,963         63,439,874         63,439,874
     Securities held to maturity               796,820            801,615          1,538,520          1,555,954
     Loans                                 236,067,648        235,303,880        193,163,531        195,678,715
     Accrued interest receivable             2,439,767          2,439,767          1,755,234          1,755,234
                                          ------------       ------------       ------------       ------------
                                          $366,933,597       $366,182,624       $277,473,204       $280,005,822
                                          ============       ============       ============       ============

 Financial liabilities:
     Deposits                             $297,138,620       $298,005,504       $228,341,038       $229,693,052
     Short-term borrowings                  31,348,030         31,348,030          4,644,143          4,644,143
     Long-term borrowings                   17,942,540         17,942,540         16,468,875         16,468,875
     Accrued interest payable                1,309,002          1,309,002            978,394            978,394
                                          ------------       ------------       ------------       ------------
                                          $347,738,192       $348,605,076       $250,432,450       $251,784,464
                                          ============       ============       ============       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Condensed Financial Statements of Parent Company

       The investment of the Company in its wholly-owned subsidiaries is presented on the equity method of accounting. Information relative to the Company's balance sheets at December 31, 1999 and 1998, and the related statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997, are presented as follows:

Balance Sheets
                                                                                1999                    1998
                                                                        ---------------------  -----------------------
 Assets
 Cash and due from banks                                                         $   193,831              $   223,555
 Investment in bank subsidiaries, eliminated in consolidation                     35,881,307               35,201,436
 Securities available for sale                                                       240,249                  306,625
 Investment in affiliate                                                                   -                        -
 Furniture and equipment                                                             212,018                  125,966
 Other assets                                                                        339,819                  100,481
                                                                                 -----------              -----------

             Total assets                                                        $36,867,224              $35,958,063
                                                                                 ===========              ===========

 Liabilities and Shareholders' Equity
 Long-term borrowings                                                            $ 1,000,000              $         -
 Other liabilities                                                                   784,604                        -
                                                                                 -----------              -----------
         Total liabilities                                                         1,784,604                        -
                                                                                 -----------              -----------
 Common stock, $2.50 par value, authorized
     2,000,000 shares; issued 1999 - 890,517 shares,
     1998 - 907,016 shares                                                         2,226,293                2,267,541
 Capital surplus                                                                  10,533,674               11,245,251
 Retained earnings  (consisting of undivided profits of
     bank subsidiaries not yet distributed)                                       24,570,174               22,358,772
 Less cost of shares acquired for the treasury
     1998-9,115 shares; 1997-4,115 shares                                           (384,724)                (384,724)
  Accumulated other comprehensive income                                          (1,862,797)                 471,223
                                                                                 -----------              -----------
         Total shareholders' equity                                               35,082,620               35,958,063
                                                                                 -----------              -----------

             Total liabilities and shareholders' equity                          $36,867,224              $35,958,063
                                                                                 ===========              ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income

                                                                      1999                1998                1997
                                                               ------------------  ------------------  -------------------
 Income
 Dividends from bank subsidiaries                                    $ 4,240,000          $1,570,000           $1,770,000
 Other dividends and interest income                                      28,265               7,454                9,225
 Management fees from bank subsidiaries                                  548,317              55,000                    -
 Securities gains                                                              -               4,110                    -
                                                                     -----------          ----------           ----------
         Total income                                                  4,816,582           1,636,564            1,779,225
                                                                     -----------          ----------           ----------
 Expense
 Interest expense                                                         51,431              56,689              214,790
 Operating expenses                                                      794,692             184,057               65,400
                                                                     -----------          ----------           ----------
         Total expenses                                                  846,123             240,746              280,190
                                                                     -----------          ----------           ----------
 Income before income taxes and equity in
     undistributed income of bank subsidiaries                         3,970,459           1,395,818            1,499,035
 Income tax (benefit)                                                    (99,600)            (72,200)            (107,874)
                                                                     -----------          ----------           ----------
 Income before equity in undistributed income
     of bank subsidiaries                                              4,070,059           1,468,018            1,606,909
 Equity in undistributed income of bank subsidiaries                  (1,026,930)          1,134,147              692,801
                                                                     -----------          ----------           ----------

             Net income                                              $ 3,043,129          $2,602,165           $2,299,710
                                                                     ===========          ==========           ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

                                                                         1999                 1998                  1997
                                                                ----------------------  -----------------  -----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $ 3,043,129        $ 2,602,165              $ 2,299,710
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Equity in undistributed net income of
             bank subsidiaries                                              1,026,930         (1,134,147)                (692,801)
         Depreciation                                                          48,913              1,396                        -
         Securities gains/(losses)                                                  -             (4,110)                       -
         (Increase) decrease in other assets                                 (213,783)             8,893                  (96,170)
         Increase (decrease) in other liabilities                              31,779            (26,439)                  26,439
                                                                          -----------        -----------              -----------
             Net cash provided by operating activities                      3,936,968          1,447,758                1,537,178
                                                                          -----------        -----------              -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities
         available for sale                                                         -            204,110                        -
     Purchases of securities available for sale                                     -           (300,000)                       -
     Purchase of common stock of affiliate                                          -            (90,465)              (5,273,481)
     Investment in Shenandoah Valley National Bank                         (4,000,000)
     Proceeds from sales of Bank premises and equipment                        62,870
     Purchases of furniture and equipment                                    (197,835)          (127,363)                       -
                                                                          -----------        -----------              -----------
             Net cash (used in) investing activities                       (4,134,965)          (313,718)              (5,273,481)
                                                                          -----------        -----------              -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid to shareholders                                          (831,727)          (798,450)                (602,705)
     Net proceeds from common stock sold                                            -                  -                1,489,968
     Purchase of treasury stock                                                     -           (217,754)                       -
     Proceeds from long-term borrowings                                     1,000,000                  -                3,500,000
     Repayment of long-term borrowings                                              -            (39,874)                (662,500)
                                                                          -----------        -----------              -----------
             Net cash provided by (used in)
                financing activities                                          168,273         (1,056,078)               3,724,763
                                                                          -----------        -----------              -----------

         Increase (decrease) in cash                                          (29,724)            77,962                  (11,540)
     Cash:
         Beginning                                                            223,555            145,593                  157,133
                                                                          -----------        -----------              -----------
         Ending                                                           $   193,831        $   223,555              $   145,593
                                                                          ===========        ===========              ===========

 SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
     Cash payments for:
         Interest                                                         $    40,333        $    83,128              $         -
                                                                          ===========        ===========              ===========

  SUPPLEMENTAL SCHEDULE OF NONCASH
      FINANCING ACTIVITIES
     Issuance of 183,465 shares of Company common
         stock in connection with acquisition of Capital
         State Bank, Inc.                                                 $         -        $ 7,980,728              $         -
                                                                          ===========        ===========              ===========

     Long-term borrowings transferred to bank subsidiary                  $         -        $ 2,797,626              $         -
                                                                          ===========        ===========              ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


PART III.

Item 9.  Directors and Executive Officers

Information required by this item is set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2, "Security Ownership of Directors and Officers" on page 5, under the captions "NOMINEES FOR DIRECTOR WHOSE TERMS WILL EXPIRE IN 2003", "DIRECTORS WHOSE TERMS EXPIRE IN 2002" and "DIRECTORS WHOSE TERMS EXPIRE IN 2001" on pages 6 through 11, and under the caption "Executive Officers" on page 14 of Summit's 2000 Proxy Statement, and is incorporated herein by reference.


Item 10. Executive Compensation

Information required by this item is set forth under the caption "EXECUTIVE COMPENSATION" on pages 15 through 19, and under the caption "Fees and Benefit Plans for Directors" on pages 4 through 5 of Summit's Proxy Statement, and is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption "Security Ownership of Directors and Officers" on page 5, under the captions "NOMINEES FOR DIRECTOR WHOSE TERMS WILL EXPIRE IN 2003", "DIRECTORS WHOSE TERMS EXPIRE IN 2002", and "DIRECTORS WHOSE TERMS EXPIRE IN 2001" on pages 6 through 11, and under the caption "EXECUTIVE OFFICERS" on page 14 of Summit's 2000 Proxy Statement, and is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Related Transactions" on page 4 of Summit's 2000 Proxy Statement, and is incorporated herein by reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-B, which are applicable to the registrant, have been presented in the financial statements and notes thereto in Item 7 in management's discussion and analysis of financial condition and results of operation in Item 6 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A.   Exhibits
                               INDEX TO EXHIBITS

                                                                      Page(s) in
                                                                      Form 10-KSB or
     Exhibit                                                          Prior Filing
     Number                       Description                         Reference
     ------                       -----------                         ---------
     (3)            Articles of Incorporation and By-laws:
                    (i)   Articles of Incorporation of South          (a)
                          Valley Bancorp, Inc. as last amended
                          on March 25, 1998
                    (ii)  By-laws of South Branch Valley              (b)
                          Bancorp, Inc. as last amended,
                          effective December 31, 1995

     (10)           Material Contracts
                    (i)   Agreement with H. Charles Maddy, III        (c)
                    (ii)  Agreement with Ronald F. Miller             (d)
                    (iii) Agreement with C. David Robertson           (e)
                    (iv)  Agreement with Patrick N. Frye              (f)
                    (v)   1998 Officers Stock Option Plan             (g)

     (11)           Statement Re:  Computation of Earnings per Share  60

     (21)           Subsidiaries of Registrant                        61

     (23)           Consent of Arnett & Foster, PLLC                  62

     (27)           Financial Data Schedule -- electronic filing only

______________

          (a) Incorporated by reference to Exhibit 3(i) of South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

          (b) Incorporated by reference to Exhibit 3(b) of South Branch Valley Bancorp, Inc.'s filing on Form S-4 dated December 22, 1997.

          (c) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1995.

          (d) Incorporated by reference to Exhibit 10(ii) to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1998.

          (e) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1999.

          (f) Incorporated by reference to Exhibit 10(b) of South Branch Valley Bancorp, Inc.'s filing on Form S-4 dated October 13, 1999.

          (g) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

B.   Reports on Form 8-K

     No reports of Form 8-K were filed by Summit during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUMMIT FINANCIAL GROUP, INC.
                                        a West Virginia Corporation
                                        (registrant)


By: /s/ Oscar M. Bean   3/29/2000       By: /s/ H. Charles Maddy, III 3/29/2000
    -----------------------------           -----------------------------------
    Oscar M. Bean            Date           H. Charles Maddy, III          Date
    Chairman of the Board                   President & Chief Executive Officer


By: /s/ Robert S. Tissue   3/29/2000    By: /s/ Julie R. Cook          3/29/2000
    --------------------------------        ------------------------------------
    Robert S. Tissue            Date        Julie R. Cook                  Date
    Vice President & Chief Financial        Director of Accounting
    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Title        Date
                                    -----        ----

/s/ Oscar M. Bean                   Director         3/29/2000
____________________________                     ____________________
Oscar M. Bean


                                    Director
____________________________                     ____________________
Frank A. Baer, III


                                    Director
____________________________                     ____________________
Dewey F. Bensenhaver, M.D.


/s/ James M. Cookman                Director         3/29/2000
____________________________                     ____________________
James M. Cookman


/s/ John W. Crites                  Director         3/29/2000
____________________________                     ____________________
John W. Crites


/s/ Patrick N. Frye                 Director         3/29/2000
____________________________                     ____________________
Patrick N. Frye


                                    Director
____________________________                     ____________________
James Paul Geary


/s/ Thomas J. Hawse, III            Director         3/29/2000
____________________________                     ____________________
Thomas J. Hawse, III

                                   Title        Date
                                   -----        ----

/s/ Phoebe Fisher Heishman         Director          3/29/2000
____________________________                    ____________________
Phoebe Fisher Heishman


/s/ Gary L. Hinkle                 Director          3/29/2000
____________________________                    ____________________
Gary L. Hinkle

                                   Director
____________________________                    ____________________
Gerald W. Huffman


/s/ H. Charles Maddy, III          Director          3/29/2000
____________________________                    ____________________
H. Charles Maddy, III

                                   Director
____________________________                    ____________________
Duke A. McDaniel


/s/ Harold K. Michael              Director          3/29/2000
____________________________                    ____________________
Harold K. Michael


/s/ Ronald F. Miller               Director          3/29/2000
____________________________                    ____________________
Ronald F. Miller

                                   Director
____________________________                    ____________________
George R. Ours

                                   Director
____________________________                    ____________________
Charles S. Piccirillo


/s/ Harry C. Welton, Jr.           Director          3/29/200
____________________________                    ____________________
Harry C. Welton, Jr.