Form 10-Q
period 2000-03-31
SUMMIT FINANCIAL GROUP INC
filed 2000-05-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________.

                         Commission File Number 0-16587

                         Summit Financial Group, Inc.
            (Exact name of registrant as specified in its charter)

                      West Virginia                   55-0672148
             (State or other jurisdiction of        (IRS Employer
          incorporation or organization)         Identification No.)


                              310 North Main Street
                       Moorefield, West Virginia 26836
             (Address of principal executive offices) (Zip Code)


                                (304) 538-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                        Common Stock, $2.50 par value
                 881,275 shares outstanding as of May 9, 2000

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                            Page

PART  I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

              Consolidated balance sheets
              March 31, 2000 (unaudited) and December 31, 1999...............3

              Consolidated statements of  income
              for the three months ended March 31, 2000
              and 1999 (unaudited)...........................................4

              Consolidated statements of shareholders' equity
              for the three months ended
              March 31, 2000 and 1999 (unaudited)............................5

              Consolidated statements of cash flows
              for the three months ended
              March 31, 2000 and 1999 (unaudited)..........................6-7

              Notes to consolidated financial statements (unaudited)......8-15

        Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................16-22

PART  II. OTHER INFORMATION

        Item 1.  Legal Proceedings........................................None

        Item 2.  Changes in Securities and Use of Proceeds................None

        Item 3.  Defaults upon Senior Securities..........................None

        Item 4.  Submission of Matters to a Vote of Security Holders......None

        Item 5.  Other Information........................................None

        Item 6.  Exhibits and Reports on Form 8-K

             Exhibits
              Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 8 of this Quarterly Report is incorporated herein by reference.

              Exhibit 27.  Financial Data Schedule - electronic filing only

             Reports on Form 8-K..........................................None

SIGNATURES..................................................................23

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                   March 31,       December 31,
                                                     2000              1999
                                                  (unaudited)           (*)
                                                 -------------     -------------
 ASSETS
 Cash and due from banks                           $ 8,413,840      $ 7,010,196
 Interest bearing deposits with other banks            918,967        5,800,987
 Federal funds sold                                  2,525,257        2,845,216
 Securities available for sale                     140,944,577      111,972,963
 Securities held to maturity                           737,215          796,820
 Loans, net                                        242,419,286      236,067,648
 Premises and equipment, net                         9,586,622        8,997,027
 Accrued interest receivable                         3,036,333        2,439,767
 Intangible assets                                   3,870,919        3,954,039
 Other assets                                        4,995,859        5,882,777
                                                 -------------    --------------
                 Total assets                    $ 417,448,875    $ 385,767,440
                                                 =============    ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                     $ 27,608,156     $ 27,381,875
         Interest bearing                          282,831,087      269,756,745
                                                 -------------    --------------
                Total deposits                     310,439,243      297,138,620
                                                 -------------    --------------
     Short-term borrowings                          52,935,868       32,348,030
     Long-term borrowings                           14,855,332       17,942,540
     Other liabilities                               3,614,231        3,255,630
                                                 -------------    --------------
              Total liabilities                    381,844,674      350,684,820
                                                 -------------    --------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value; authorized
      2,000,000 shares; issued 2000 - 890,390
      shares; 1999 - 890,517 shares                  2,225,975        2,226,293
     Capital surplus                                10,529,108       10,533,674
     Retained earnings                              25,499,405       24,570,174
     Less cost of 9,115 shares acquired
       for the treasury                               (384,724)        (384,724)
     Accumulated other comprehensive income         (2,265,563)      (1,862,797)
                                                 -------------    --------------
          Total shareholders' equity                35,604,201       35,082,620
                                                 -------------    --------------

   Total liabilities and shareholders' equity    $ 417,448,875    $ 385,767,440
                                                 =============    ==============

 (*) - December 31, 1999 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                              Three Months Ended
                                                       -------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                      ------------- ------------
  Interest income
     Interest and fees on loans
         Taxable                                      $ 5,075,650   $ 4,206,081
         Tax-exempt                                        36,462        29,801
     Interest and dividends on securities
         Taxable                                        1,902,097       903,419
         Tax-exempt                                       173,398       135,662
     Interest on interest bearing deposits
       with other banks                                    48,951        46,189
     Interest on Federal funds sold                        54,427        33,508
                                                      ------------- ------------
                  Total interest income                 7,290,985     5,354,660
                                                      ------------- ------------
 Interest expense
     Interest on deposits                               2,972,164     2,281,527
     Interest on short-term borrowings                    522,526        65,195
     Interest on long-term borrowings                     254,203       238,920
                                                      ------------- ------------
                Total interest expense                  3,748,893     2,585,642
                                                      ------------- ------------
                 Net interest income                    3,542,092     2,769,018
                                                      ------------- ------------
 Provision for loan losses                                127,501        97,500
                                                      ------------- ------------
 Net interest income after provision for loan losses    3,414,591     2,671,518
                                                      ------------- ------------
 Other income
     Insurance commissions                                 21,195        14,743
     Service fees                                         206,391       157,969
     Securities gains (losses)                                  -             -
     Other                                                 32,190        38,454
                                                      ------------- ------------
                  Total other income                      259,776       211,166
                                                      ------------- ------------
 Other expense
     Salaries and employee benefits                     1,212,410       948,874
     Net occupancy expense                                147,548       121,275
     Equipment expense                                    196,421       149,599
     Supplies                                              47,844        45,259
     Amortization of intangibles                           80,736        42,958
     Other                                                622,122       456,234
                                                      ------------- ------------
                 Total other expense                    2,307,081     1,764,199
                                                      ------------- ------------
              Income before income taxes                1,367,286     1,118,485
                                                      ------------- ------------
 Income tax expense                                       438,055       394,200
                                                      ------------- ------------
                      Net income                        $ 929,231     $ 724,285
                                                      ============= ============

 Basic earnings per common share                         $ 1.05          $ 0.81
                                                     ============= ============
 Diluted earnings per common share                       $ 1.05          $ 0.81
                                                     ============= ============
 Dividends per common share                                 $ -             $ -
                                                     ============= ============

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                     Accumulated
                                                                                                        Other       Total
                                                                                                       Compre-      Share-
                                                   Common     Capital       Retained       Treasury    hensive      holders'
                                                   Stock      Surplus       Earnings        Stock      Income       Equity
                                                  ---------- ----------  ------------    -----------  ------------ -------------
 Balance, December 31, 1999                       $2,226,293  $10,533,674 $24,570,174     $(384,724)   $(1,862,797) $35,082,620
   Three Months Ended March 31, 2000
     Comprehensive income:
       Net income                                       -           -         929,231         -              -          929,231
       Other comprehensive income,
         net of deferred taxes of $255,076:
         Net unrealized (loss) on
           securities of ($402,766), net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -           -           -             -          (402,766)     (402,766)
                                                                                                                  -------------
     Total comprehensive income                         -           -           -             -             -           526,465
                                                                                                                  -------------
     Purchase of fractional shares                      (318)    (4,566)        -             -            -             (4,884)
                                                  ---------- ---------- ------------   -----------   ------------ -------------
 Balance, March 30, 2000                          $2,225,975 $10,529,108 $25,499,405     $(384,724)   $(2,265,563) $ 36,604,201
                                                  ========== ========== ============   ===========   ============ =============

 Balance, December 31, 1998                       $2,267,541 $11,245,251 $22,358,772     $(384,724)   $   471,223  $ 35,958,063

   Three Months Ended March 31, 1999
     Comprehensive income:
       Net income                                       -          -         724,285          -             -           724,285
       Other comprehensive income,
         net of deferred taxes of $171,048:
         Net unrealized (loss) on
           securities of ($285,080), net
           of reclassification adjustment
           for gains included in net
           income of $  -                               -          -            -             -          (285,080)     (285,080)
                                                                                                                   -------------
     Total comprehensive income                         -          -            -             -             -           439,205
                                                  ---------- ----------  ------------   -----------   ------------ -------------
 Balance, March 31, 1999                          $2,267,541 $11,245,251 $23,083,057     $(384,724)   $   186,143  $ 36,397,268
                                                  ========== ==========  ============   ===========   ============ =============




 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)

                                                              Three Months Ended
                                                       -------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                      ------------- ------------
 Cash Flows from Operating Activities
  Net income                                            $ 929,231     $ 724,285
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation                                        124,526       133,741
      Provision for loan losses                           127,501        97,500
      Deferred income tax (benefit) expense               (52,145)       83,600
      (Gain) loss on disposal of other assets              16,153        (7,444)
      Amortization of securities premiums (accretion
        of discounts) net                                 (34,807)       51,028
      Amortization of goodwill and purchase accounting
          adjustments, net                                 31,381        29,731
      (Increase) decrease in accrued interest receivabl  (596,566)     (239,338)
      (Increase) decrease in other assets                (157,021)     (294,681)
       Increase (decrease) in other liabilities           358,603       221,758
                                                     ------------- ------------
  Net cash provided by operating activities               746,856       800,180
                                                     ------------- ------------
 Cash Flows from Investing Activities
  Net (increase) decrease in interest bearing deposits
    with other banks                                    4,882,019    (1,541,336)
  Proceeds from maturities and calls of securities
    ava1,262,125     2,250,000
  Proceeds from sales of securities available for sale  9,355,259            -
  Principal payments received on securities
    available for sale                                    899,717     1,109,116
  Principal payments received on securities
    held to maturity                                       58,759        68,126
  Purchases of securities available for sale          (39,772,597)  (14,413,671)
  Net (increase) decrease in Federal funds sold           319,959     8,057,411
  Net loans made to customers                          (6,477,684)   (6,578,608)
  Purchases of premises and equipment                    (715,537)     (223,325)
                                                     ------------- ------------
  Net cash provided by (used in)
   investing activities                               (30,187,980)  (11,272,287)
                                                     ------------- ------------
 Cash Flows from Financing Activities
  Net increase (decrease) in demand deposit, NOW and
      savings accounts                                (3,728,186)    4,255,706
  Net increase (decrease) in time deposits            17,077,208    (1,417,526)
  Net increase (decrease) in short-term borrowings    20,587,838     6,725,332
  Proceeds from long-term borrowings                           -     1,500,000
  Repayment of long-term borrowings                   (3,087,208)      (82,228)
  Purchase of fractional shares                           (4,884)           -
                                                     ------------- ------------
  Net cash provided by financing activities            30,844,768    10,981,284
                                                     ------------- ------------
 Increase (decrease) in cash and due from banks         1,403,644       509,177
 Cash and due from banks:
       Beginning                                        7,010,196     4,991,798
                                                     ------------- ------------
       Ending                                         $ 8,413,840   $ 5,500,975
                                                    ============== ============
                                   (Continued)

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)



                                                              Three Months Ended
                                                       -------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                      ------------- ------------
 Supplement Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                      $ 3,720,711  $ 2,590,415
                                                    ============== ============
         Income taxes                                     $ 19,302    $ 150,823
                                                    ============== ============































 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (unaudited)


Note 1.  Basis of Presentation

These consolidated financial statements of Summit Financial Group, Inc. and Subsidiaries ("Summit" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Annual Report on Form 10-KSB.

Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                                              Three Months Ended
                                                       -------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                      ------------- ------------
 Numerator:
     Net Income                                          $ 929,231    $ 724,285
                                                    ============== ============
 Denominator:
     Denominator for basic earnings
         per share - weighted average
         common shares outstanding                         881,275      897,901

     Effect of dilutive securities:
         Stock options                                          -            45
                                                     ------------- ------------
     Denominator for diluted earnings
         per share - weighted average
         common shares outstanding and
         assumed conversions                               881,275      897,946
                                                    ============== ============
 Basic earnings per share                                   $ 1.05       $ 0.81
                                                    ============== ============
 Diluted earnings per share                                 $ 1.05       $ 0.81
                                                    ============== ============

Note 3.  Merger, Acquisition and New Subsidiary

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

Net interest income, net income and basic and diluted earnings per share for Summit and Potomac as originally reported for the quarter ended March 31, 1999, prior to restatement are as follows (in thousands, except per share amounts):
                                     Three Months
                                         Ended
                                        March 31,
                                          1999
                                     -------------
Net interest income:
    Summit                             $ 1,855
    Potomac                                914
    Combined                             2,769

Net income:
    Summit                               $ 448
    Potomac                                276
    Combined                               724

Basic and diluted earnings per share:
    Summit                              $ 0.76
    Potomac                               3.07
    Combined                              0.81

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

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2000 and December 31, 1999 are summarized as follows:
                                               March 31, 2000
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
Available for Sale
  Taxable:
    U. S. Treasury securities   $ 1,495,888  $   1,049 $    4,279  $ 1,492,658
    U. S. Government agencies
       and corporations          70,905,217     18,046  2,016,037   68,907,226
    Mortgage-backed
     securities-U. S.
     Government agencies and
     corporations                45,307,487      6,517  1,336,047   43,977,957
   State and political
     subdivisions                 1,394,167        -       10,223    1,383,944
   Corporate debt
     securities                   8,865,473        -      172,098    8,693,375
  Federal Reserve
    Bank stock                      236,300        -           -       236,300
  Federal Home Loan
    Bank stock                    3,321,900        -           -     3,321,900
  Other equity
    securities                      306,625        -       84,000      222,625
                               ------------  --------- ----------  -----------
        Total taxable           131,833,057    25,612   3,622,684  128,235,985
                               ------------  --------- ----------  -----------
  Tax-exempt:
    State and political
      subdivisions               9,775,616     31,112     137,236    9,669,492
    Federal Reserve
      Bank stock                     4,100           -         -         4,100
    Other equity
      securities                 3,020,000      15,000         -     3,035,000
                               -----------   --------- ---------- ------------
       Total tax-exempt         12,799,716      46,112    137,236   12,708,592
                               -----------   --------- ---------- ------------
            Total             $144,632,773     $71,724 $3,759,920 $140,944,577
                              ============   ========= ========== ============

                                               March 31, 2000
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Held to Maturity
   Taxable:
     Mortgage-backed
       securities-U.S.
       Government agencies and
         corporations          $   196,029    $    -    $    173     $ 195,856
     Tax-exempt:
       State and political
       subdivisions                541,186      2,686         83       543,789
                               ------------  --------- ----------  -----------
            Total              $   737,215    $ 2,686   $    256     $ 739,645
                              ============   ========= ========== ============

                                            December 31, 1999
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Available for Sale
   Taxable:
     U. S. Treasury securities $ 1,495,012   $  4,323 $    2,303   $ 1,497,032
     U. S. Government agencies
        and corporations        59,181,180      7,881  1,724,889    57,464,172
     Mortgage-backed
       securities-U. S.
       Government agencies
       and corporations         32,690,109      8,336  1,037,123    31,661,322
     State and political
       subdivisions              1,395,327        154      5,318     1,390,163
     Corporate debt
       securities                4,057,202          -     72,545     3,984,657
     Federal Reserve
       Bank stock                  234,150          -         -        234,150
     Federal Home Loan
       Bank stock                2,842,800          -         -      2,842,800
     Other equity
      securities                   306,625         -      66,375       240,250
                               ------------  --------- ----------  -----------
        Total taxable          102,202,405      20,694 2,908,553    99,314,546
                               ------------  --------- ----------  -----------
  Tax-exempt:
    State and political
      subsdivisions              9,774,662     42,679     147,174   9,670,167
    Federal Reserve
      Bank stock                     6,250         -           -        6,250
    Other equity
      securities                 3,020,000         -       38,000   2,982,000
                               ------------  --------- ----------  -----------
      Total tax-exempt          12,800,912     42,679     185,174  12,658,417
                               ------------  --------- ----------  -----------
           Total             $ 115,003,317   $ 63,373  $3,093,727 $111,972,963
                              ============   ========= ========== ============

                                            December 31, 1999
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Held to Maturity
   Taxable:
     Mortgage-backed
       securities-U. S.
       Government agencies
       and corporations         $ 255,310       $ 374     $  -       $ 255,684
   Tax-exempt:
     State and political
       subdivisions               541,510       4,421        -         545,931
                              ------------  --------- ----------   -----------
         Total                 $ 796,820      $ 4,795     $  -       $ 801,615
                              ============   ========= ========== ============

The maturites, amortized cost and estimated fair values of securities at March 31, 2000, are summarized as follows:

                                        Available for Sale
                                    --------------------------
                                      Amortized      Estimated
                                        Cost        Fair Value
                                    -------------  ------------
 Due in one year or less            $ 15,442,332  $ 15,146,995
 Due from one to five years           71,747,566    70,211,242
 Due from five to ten years           47,442,056    45,755,564
 Due after ten years                   4,621,894     4,528,351
 Equity securities                     5,378,925     5,302,425
                                   -------------- -------------
                                   $ 144,632,773  $ 140,944,577
                                   ============== =============

                                         Held to Maturity
                                    --------------------------
                                      Amortized      Estimated
                                        Cost        Fair Value
                                    -------------  ------------
 Due in one year or less             $   336,037    $ 335,971
 Due from one to five years              401,178      403,674
 Due from five to ten years                    -            -
 Due after ten years                           -            -
 Equity securities                             -            -
                                   -------------   ------------
                                     $   737,215    $ 739,645
                                   ============== =============

Note 5.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2000 and December 31, 1999:

                                     March 31,    December 31,
                                       2000          1999
                                   ------------- -------------
 Demand deposits, interest bearing  $ 59,322,368 $  62,741,925
 Savings deposits                     41,564,413    42,099,321
 Certificates of deposit             164,064,687   149,440,839
 Individual retirement accounts      17,879,619     15,474,660
                                   ------------- -------------
               Total               $ 282,831,087 $ 269,756,745
                                   ============= =============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2000:
                                      Amount       Percent
                                  ------------- -------------
 Three months or less               $ 11,377,511        26.7%
 Three through six months              8,015,984        18.8%
 Six through twelve months            10,363,287        24.3%
 Over twelve months                  12,880,152         30.2%
                                  ------------- -------------
               Total               $ 42,636,934        100.0%
                                  ============= =============

A summary of the scheduled maturities for all time deposits as of March 31, 2000 is as follows:


               2000                 $ 93,995,415
               2001                   70,987,115
               2002                    8,487,906
               2003                    4,009,430
               2004                    3,561,020
            Thereafter                   903,420
                                   -------------
                                  $ 181,944,306
                                   =============

Note 6.  Short-term Borrowings

A summary of short-term borrowings is presented below:

                                      For the Quarter Ended March 31, 2000
                                      ------------------------------------
                                       Federal                Short-term
                                        Funds     Repurchase     FHLB
                                      Purchased   Agreements  Advances
                                      ---------- ----------- -------------
 Balance at March 31                   $     -   $ 5,593,868  $ 47,342,000
 Average balance outstanding
   for the quarter                       231,681   5,847,089    32,929,572
 Maximum balance outstanding at
     any month end during quarter      3,061,000   7,126,684    47,342,000
 Weighted average interest rate
   for the quarter                          4.58%       4.53%         5.69%
 Weighted average interest rate
   for balances outstanding at March 31       - %       4.56%         6.36%

                                      For the Quarter Ended March 31, 2000
                                      ------------------------------------
                                       Federal                Short-term
                                        Funds     Repurchase     FHLB
                                      Purchased   Agreements  Advances
                                      ---------- ----------- -------------
 Balance at December 31                $     -   $ 6,053,030  $ 26,295,000
 Average balance outstanding
   for the year                         231,681    4,136,697     9,509,159
 Maximum balance outstanding at
     any month end                    3,061,000    6,953,086    27,390,000
 Weighted average interest rate
   for the year                            4.58%        4.01%         5.21%
 Weighted average interest rate
   for balances outstanding at December 31   - %        4.25%         4.05%

Note 7.  Pending Branch Sale

On December 17, 1999, a subsidiary of Summit, South Branch Valley National Bank entered into an agreement to sell its branch banking facility ("Branch") located in Petersburg, West Virginia. The transaction is expected to be completed in May 2000, and will include the Branch's facility and selected loans and deposit accounts. Total deposits of the Branch approximated $10 million and total loans approximated $4.5 million as of March 31, 2000. The total consideration to be received will be determined at closing based upon the total deposits sold plus the net book value of the Branch office and equipment

Note 8.  Restrictions on Capital

Summit and its subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit and each of its subsidiaries must meet specific capital guidelines that involve quantitative measures of Summit's and its subsidiaries' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Summit and each of its subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit and each of its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Summit and each of its subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Summit's and its subsidiaries', South Branch Valley National Bank's ("South Branch"), Capital State Bank, Inc.'s ("Capital State"), Shenandoah Valley National Bank's ("Shenandoah") and Potomac Valley Bank's ("Potomac") actual capital amounts and ratios are also presented in the following table.

(Dollars in thousands)
                                                                      To be Well
                                                                     Capitalized
                                                                    under Prompt
                                             Minimum Required    Corrective
                                               Regulatory          Action
                               Actual           Capital          Provisions
                           ----------------  ----------------   ---------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           -------  -------  --------- ------   -------- ------
 As of March 31, 2000
 Total Capital (to risk
     Summit                 $36,356   14.7%   $19,850    8.0%   $24,813   10.0%
     South Branch            12,548   11.0%     9,130    8.0%    11,413   10.0%
     Capital State            7,311   13.0%     4,512    8.0%     5,640   10.0%
     Shenandoah               5,158   23.3%     1,770    8.0%     2,212   10.0%
     Potomac                 10,513   18.9%     4,462    8.0%     5,565   10.0%
 Tier I Capital (to risk
     Summit                  33,995   13.7%     9,925    4.0%    14,888    6.0%
     South Branch            11,323    9.9%     4,565    4.0%     6,848    6.0%
     Capital State            6,874   12.2%     2,256    4.0%     3,384    6.0%
     Shenandoah               5,113   23.1%       885    4.0%     1,327    6.0%
     Potomac                  9,870   17.7%     2,226    4.0%     3,339    6.0%
 Tier I Capital (to
     Summit                  33,995    8.5%    12,048    3.0%    20,080    5.0%
     South Branch            11,323    7.1%     4,772    3.0%     7,953    5.0%
     Capital State            6,874    6.8%     3,013    3.0%     5,021    5.0%
     Shenandoah               5,113   11.8%     1,304    3.0%     2,174    5.0%
     Potomac                  9,870   10.9%     2,724    3.0%     4,540    5.0%

 As of December 31, 1999
 Total Capital (to risk
     Summit                 $35,186   14.8%   $19,052    8.0%   $23,815   10.0%
     South Branch            11,952   10.8%     8,886    8.0%    11,108   10.0%
     Capital State            7,064   12.9%     4,372    8.0%     5,465   10.0%
     Shenandoah               3,926   25.8%     1,219    8.0%     1,524   10.0%
     Potomac                 12,894   21.0%     4,904    8.0%     6,130   10.0%
 Tier I Capital (to risk
     Summit                  32,954   13.8%     9,526    4.0%    14,289    6.0%
     South Branch            10,781    9.7%     4,443    4.0%     6,665    6.0%
     Capital State            6,660   12.2%     2,186    4.0%     3,279    6.0%
     Shenandoah               3,896   25.6%       609    4.0%       914    6.0%
     Potomac                 12,267   20.0%     2,452    4.0%     3,678    6.0%
 Tier I Capital (to
     Summit                  32,954    8.7%    11,413    3.0%    19,021    5.0%
     South Branch            10,781    7.0%     4,653    3.0%     7,755    5.0%
     Capital State            6,660    6.7%     2,965    3.0%     4,942    5.0%
     Shenandoah               3,895   11.6%     1,005    3.0%     1,675    5.0%
     Potomac                 12,267   13.3%     2,773    3.0%     4,621    5.0%

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in the financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and its wholly owned subsidiaries, South Branch Valley National Bank ("South Branch"), Capital State Bank, Inc. ("Capital State"), Shenandoah Valley National Bank ("Shenandoah") and Potomac Valley Bank ("Potomac") for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 audited financial statements and Annual Report on Form 10-KSB.

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by management. The following management's discussion and analysis of financial condition and results of operations contains certain forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause Summit's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

MERGER, ACQUISITION AND NEW SUBSIDIARY

On December 30, 1999, the Company merged with Potomac in a transaction accounted for as a pooling of interests. Summit issued 290,110 shares of common stock to the shareholders of Potomac based upon an exchange ratio of 3.4068 shares of Summit common stock for each outstanding share of Potomac common stock. Summit's prior year consolidated financial statements have been restated to include Potomac. Refer to Note 3 of the accompanying consolidated financial statements for additional information regarding this merger.

Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia ("Greenbrier Branches"). The transaction included the Greenbrier Branches' facilities and associated loan and deposit accounts, and was accounted for using the purchase method of accounting. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. This transaction was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities and results of operations of the Branches are reflected in the Company's consolidated financial statements beginning April 23, 1999. The excess purchase price over the fair value of the net assets acquired as of the consummation date approximated $2,267,000, which is included in intangible assets in the accompanying consolidated balance sheet, and is being amortized over a period of 15 years using the straight-line method.

On May 14, 1999, Shenandoah was granted a national bank charter and was initially capitalized with $4,000,000, funded by a special dividend in the amount of $3,000,000 from South Branch and from a $1,000,000 term loan from the then unaffiliated institution, Potomac. Shenandoah opened for business on May 17, 1999.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2000 grew 28.3% to $929,000, or $1.05 per diluted share as compared to $724,000, or $0.81 per diluted share for the quarter ended March 31, 1999. Returns on average equity and assets for first quarter 2000 were 10.3% and 0.93%, respectively, compared with 8.4% and 1.00% for the same period of 1999. Improved financial performance for the first quarter of 2000 resulted from growth in both net interest income and noninterest income, which more than offset increased noninterest expense.

Net Interest Income

The  Company's  net  interest  income on a fully  tax-equivalent  basis  totaled
$3,631,000 for the three month period ended March 31, 2000 compared to $2,839,000 for the same period of 1999, representing an increase of $792,000 or 27.9%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 37.2% from $274,161,000 during the first quarter of 1999 to $376,081,000 for the first quarter of 2000, which resulted primarily from Capital State's acquisition of the Greenbrier Branches in April 1999 and the growth of Shenandoah following its opening in May 1999.

Summit's net yield on interest earning assets declined to 3.9% for the three month period ended March 31, 2000, compared to 4.1% for the same period in 1999. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in Company net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. Conversely, the Company's net interest margin is anticipated to continue to contract over the balance of 2000, due to continued competitive pressures discussed above, coupled with the recent and successive increases in short-term interest rates by the Federal Reserve which will negatively impact Summit due to its liability sensitive asset/liability position.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
                                        For the Quarter Ended
                        ------------------------------------------------------
                               March 31, 2000            March 31, 1999
                        --------------------------- --------------------------
                         Average  Earnings/ Yield/   Average  Earnings/ Yield/
                         Balance  Expense   Rate     Balance  Expense   Rate
                        --------- -------- -------- --------- -------- --------
Interest earning assets
  Loans, net of
    unearned income     $ 240,966  $ 5,112   8.5%   $ 198,115  $ 4,236    8.6%
  Securities
    Taxable               114,898    1,902   6.6%      59,101      903    6.1%
    Tax-exempt (1)         13,253      263   7.9%      11,123      206    7.4%
    Federal funds sold
      and interest
      bearing deposits
      with other banks      6,964     103    5.9%       5,822       80    5.5%
                        --------- -------- -------- --------- -------- --------
 Total interest
   earning assets         376,081   7,380    7.8%     274,161    5,425    7.9%
                                  -------- --------           -------- --------
 Noninterest earning assets
   Cash & due from banks    6,775                       5,619
   Premises and equipment   9,671                       7,294
   Other assets             9,428                       3,830
   Allowance for loan loss (2,281)                     (2,141)
                         ---------                  ----------
      Total assets       $ 399,674                  $ 288,763
                         =========                  ==========

 Interest bearing liabilities
   Interest bearing
     demand deposits      $60,357  $  476    3.2%    $ 45,122    $ 322    2.9%
   Savings deposits        41,137     274    2.7%      27,633      183    2.6%
   Time deposits          173,989   2,223    5.1%     135,372    1,777    5.3%
   Short-term borrowings   39,015     522    5.4%       6,275       65    4.1%
   Long-term borrowings    17,511     254    5.8%      17,893      239    5.3%
                        --------- -------- -------- --------- -------- --------
 Total interest
   bearing liabilities    332,009   3,749    4.5%     232,295    2,586    4.5%
                                  -------- --------           -------- --------
 Noninterest bearing
   liabilities and
   shareholders' equity
   Demand deposits         26,898                      19,638
   Other liabilities        4,706                       2,437
   Shareholders' equity    36,061                      34,393
                         ---------                  ----------
  Total liabilities and
    shareholders' equity $ 399,674                  $ 288,763
                         =========                  ==========

 Net interest earnings            $ 3,631                  $ 2,839
                                  =======                  =======
 Net yield on interest
   earning assets                           3.9%                        4.1%
                                          =======                      =======
(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $89,000 and $70,000 for the periods ended March 31, 2000 and 1999, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)

                                     For the Quarter Ended
                             March 31, 2000 versus March 31, 1999
                             ------------------------------------
                                       Increase (Decrease)
                                        Due to Change in:
                             ------------------------------------
                                Volume       Rate         Net
                             ----------- ----------- ------------
Interest earned on:
Loans                             $ 909       $ (33)       $ 876
Securities
  Taxable                           918          81          999
  Tax-exempt                         41          16           57
Federal funds sold and
  interest bearing deposits
  with other banks                   17           6           23
                             ----------- ----------- ------------
Total interest earned on
  interest earning assets         1,885          70        1,955
                             ----------- ----------- ------------
Interest paid on:
Interest bearing demand
  deposits                          118          36          154
Savings deposits                     90           1           91
Time deposits                       495         (49)         446
Short-term borrowings               433          24          457
Long-term borrowings                 (5)         20           15
                             ----------- ----------- ------------
  Total interest paid on
    interest bearing
    liabilities                   1,131          32        1,163
                             ----------- ----------- ------------
    Net interest income           $ 754        $ 38        $ 792
                             =========== =========== ============

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

The Company recorded a $128,000 provision for loan losses for the first three months of 2000, compared to $98,000 for the same period in 1999. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first quarter of 2000 were $10,000, as compared to $68,000 over the same period of 1999. At March 31, 2000, the allowance for loan losses totaled $2,350,000 or 0.96% of loans, net of unearned income, compared to $2,232,000 or 0.94% of loans, net of unearned income at December 31, 1999.

Summit's asset quality remains very sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have declined during the past 12 months, despite continued growth in the Company's loan portfolio.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                            March 31,
                                        ----------------  December 31,
                                         2000     1999      1999
                                        ------- -------- -----------
 Accruing loans past
   due 90 days or more                   $  272   $  60    $  476
 Nonperforming assets:
     Nonaccrual loans                       103      736      522
     Foreclosed properties                   27       34       35
     Repossessed assets                      30      203      115
                                        -------  ------- ----------
            Total                         $ 432  $ 1,033  $  1,148
                                        =======  ======= ==========

 Percentage of total loans                  0.2%     0.5%     0.5%
                                        =======   ======   ======

Noninterest Income and Expense

Total other income increased approximately $49,000 or 23.2% to $260,000 during the first quarter of 2000, as compared to the first three months of 1999. The most significant item contributing to this increase was service fee income, which increased $48,000 from approximately $158,000 to $206,000, or 30.4%. This resulted primarily from a change in Summit's deposit fee structure and from Capital State's acquisition of the Greenbrier County Branches which occurred in April 1999.

Total noninterest expense increased approximately $543,000, or 30.8% to $2,307,000 during the first quarter of 2000 as compared to the same period in 1999. Substantially all of this increase resulted due to the noninterest expenses of the Greenbrier Branches, and of Shenandoah which opened in May 1999.

FINANCIAL CONDITION

Total assets of the Company were $417,449,000 at March 31, 2000, compared to $385767,000 at December 31, 1999, representing a 8.2% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 1999 and March 31, 2000.

Table IV - Summary of Significant Changes in Financial Position
(Dollars in thousands)

                           Balance      Increase (Decrease)   Balance
                          December 31, --------------------   March 31,
                            1999        Amount  Percentage      2000
                         ------------  -------- -----------  ----------
 Assets
   Securities available
     for sale              $111,973    $ 28,972     25.9%    $ 140,945
   Loans, net of unearned
     income                 236,068       6,351      2.7%      242,419

 Liabilities
   Interest bearing
     deposits              $269,757    $ 13,074      4.8%    $ 282,831
   Short-term borrowings     32,348      20,588     63.6%       52,936
   Long-term borrowings      17,943      (3,088)   -17.2%       14,855

The increase in securities available for sale resulted primarily from purchases of U.S. government agency securities and mortgage backed securities during the first quarter of 2000. Purchases of these securities were made as part of Summit's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company These securities purchases were funded by short-term borrowings under the Company's line of credit with the Federal Home Loan Bank ("FHLB") and by deposit growth Shenandoah realized during the first three months of 2000.

Loan growth during the first three months of 2000, occurring principally in the commercial and real estate portfolios, was funded by increased interest bearing deposits and long-term borrowings from the FHLB.

Substantially all the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during first quarter 2000.

Short-term borrowings from the FHLB, as previously mentioned, were used to fund certain securities purchases, and in addition, were used to repay maturing long-term borrowings.

Refer to Notes 4, 5 and 6 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, deposits and short-term borrowing activity between March 31, 2000 and December 31, 1999.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and available lines of credit with the Federal Home Loan Bank, totaling approximately $73.7 million at March 31, 2000 versus $94.1 million at December 31, 1999. Further enhancing the Company's liquidity is the availability as of March 31, 2000 of additional securities with greater than one year maturities and having an estimated market value totaling approximately $121.2 million which could be used to collateralize additional borrowings in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Summit's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 2000 totaled $35,604,000 compared to $35,083,000 at December 31, 1999, representing an increase of 1.5% which resulted primarily from net retained earnings of the Company during the first quarter of 2000.

Refer to Note 8 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SUMMIT FINANCIAL GROUP, INC.
                                          (registrant)




                                          By: /s/ H. Charles Maddy, III
                                             ----------------------------
                                             H. Charles Maddy, III,
                                             President and
                                               Chief Executive Officer



                                          By: /s/ Robert S. Tissue
                                             ----------------------------
                                             Robert S. Tissue,
                                             Vice President and
                                               Chief Financial Officer



Date:  May 12, 2000
     ---------------