Form 10-Q
period 2000-06-30
SUMMIT FINANCIAL GROUP INC
filed 2000-08-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                        Common Stock, $2.50 par value
               881,275 shares outstanding as of August 10, 2000

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                            Page

PART  I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements

              Consolidated balance sheets
              June 30, 2000 (unaudited) and December 31, 1999................4

              Consolidated statements of  income
              for the three months and six months ended
              June 30, 2000 and 1999 (unaudited).............................5

              Consolidated statements of shareholders' equity
              for the six months ended
              June 30, 2000 and 1999 (unaudited).............................6

              Consolidated statements of cash flows
              for the six months ended
              June 30, 2000 and 1999 (unaudited)...........................7-8

              Notes to consolidated financial statements (unaudited)......9-17

        Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................18-24

PART  II.    OTHER INFORMATION

        Item 1.  Legal Proceedings........................................None

        Item 2.  Changes in Securities and Use of Proceeds................None

        Item 3.  Defaults upon Senior Securities..........................None

        Item 4. Submission of Matters to a Vote of Security Holders.........25

        Item 5.  Other Information........................................None

        Item 6.  Exhibits and Reports on Form 8-K

             Exhibit 3(i)  Articles of Incorporation

             Exhibit 3(ii) Bylaws

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

             Exhibit 27.  Financial Data Schedule - electronic filing only

             Reports on Form 8-K..........................................None

SIGNATURES..................................................................26

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                  June 30,        December 31,
                                                    2000              1999
                                                 (unaudited)           (*)
                                                -------------     ------------
 ASSETS
 Cash and due from banks                          $ 7,550,027      $ 7,010,196
 Interest bearing deposits with other banks           209,939        5,800,987
 Federal funds sold                                    60,000        2,845,216
 Securities available for sale                    154,339,004      111,972,963
 Securities held to maturity                          401,067          796,820
 Loans, net                                       242,542,091      236,067,648
 Premises and equipment, net                       10,568,753        8,997,027
 Accrued interest receivable                        3,189,913        2,439,767
 Intangible assets                                  3,775,569        3,954,039
 Other assets                                       5,918,655        5,882,777
                                               --------------   --------------
                Total assets                    $ 428,555,018    $ 385,767,440
                                               ==============   ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Deposits
     Non interest bearing                        $ 26,359,207     $ 27,381,875
     Interest bearing                             281,362,841      269,756,745
                                               --------------   --------------
              Total deposits                      307,722,048      297,138,620
                                               --------------   --------------
     Short-term borrowings                         69,590,623       32,348,030
     Long-term borrowings                          11,766,840       17,942,540
     Other liabilities                              3,286,539        3,255,630
                                               --------------   --------------
              Total liabilities                   392,366,050      350,684,820
                                               --------------   --------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value;
       authorized 5,000,000 shares;
       issued 2000 - 890,390 shares;
       1999 - 890,517 shares                        2,225,975        2,226,293
     Capital surplus                               10,529,108       10,533,674
     Retained earnings                             25,992,431       24,570,174
     Less cost of 9,115 shares acquired
       for the treasury                              (384,724)        (384,724)
     Accumulated other comprehensive income        (2,173,822)      (1,862,797)
                                               --------------   --------------
          Total shareholders' equity               36,188,968       35,082,620
                                               --------------   --------------
  Total liabilities and shareholders' equity    $ 428,555,018    $ 385,767,440
                                               ==============   ==============

 (*) - December 31, 1999 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                 Three Months Ended         Six Months Ended
                               ----------------------   ------------------------
                                 June 30,    June 30,     June 30,     June 30,
                                   2000        1999          2000        1999
                               ---------- -----------   ----------- ------------
 Interest income
   Interest and fees on loans
     Taxable                  $ 5,238,263 $ 4,566,714  $ 10,313,913 $ 8,772,795
     Tax-exempt                    41,695      29,600        78,157      59,401
   Interest and dividends
    on securities
     Taxable                    2,323,266   1,166,851     4,225,363   2,070,270
     Tax-exempt                   168,690     132,137       342,088     267,799
   Interest on interest bearing
     deposits with other banks      7,397     141,755        56,348     187,944
   Interest on Federal
     funds sold                    21,122      73,125        75,549     106,633
                               ---------- -----------   ----------- ------------
      Total interest income     7,800,433   6,110,182    15,091,418  11,464,842
                               ---------- -----------   ----------- ------------
 Interest expense
   Interest on deposits         3,200,227   2,590,484     6,172,391   4,872,011
   Interest on short-term
     borrowings                   963,895     106,657     1,486,421     171,852
   Interest on long-term
     borrowings                   165,071     276,228       419,274     515,148
                               ---------- -----------   ----------- ------------
        Total interest expense  4,329,193   2,973,369     8,078,086   5,559,011
                               ---------- -----------   ----------- ------------
          Net interest income   3,471,240   3,136,813     7,013,332   5,905,831

 Provision for loan losses        127,500      62,500       255,001     160,000
                               ---------- -----------   ----------- ------------
       Net interest income
        after provision for
        loan losses             3,343,740   3,074,313     6,758,331   5,745,831
                               ---------- -----------   ----------- ------------
 Other income
   Insurance commissions           31,470      30,027        52,665      44,770
   Service fees                   226,139     187,999       432,530     345,968
   Securities gains (losses)            -           -             -           -
   Gain on branch bank
     divestiture                  224,629           -       224,629           -
   Other                           16,837      56,122        49,027      94,576
                               ---------- -----------   ----------- ------------
          Total other income      499,075     274,148       758,851     485,314
                               ---------- -----------   ----------- ------------
 Other expense
   Salaries and employee
     benefits                   1,235,760   1,082,486     2,448,170   2,031,360
   Net occupancy expense          170,424     141,393       317,972     262,668
   Equipment expense              242,477     193,490       438,898     343,089
   Supplies                        50,932     122,941        98,776     168,200
   Amortization of intangibles     75,851      66,231       156,587     109,189
   Other                          749,044     655,234     1,371,165   1,111,468
                               ---------- -----------   ----------- ------------
          Total other expense   2,524,488   2,261,775     4,831,568   4,025,974
                               ---------- -----------   ----------- ------------
      Income before
        income taxes            1,318,327   1,086,686     2,685,614   2,205,171

 Income tax expense               384,665     383,285       822,720     777,485
                               ---------- -----------   ----------- ------------

         Net income             $ 933,662   $ 703,401   $ 1,862,894  $1,427,686
                               ========== ===========   =========== ============

 Basic earnings
   per common share                $ 1.06      $ 0.78        $ 2.11      $ 1.59
                               ========== ===========   =========== ============
 Diluted earnings
   per common share                $ 1.06      $ 0.78        $ 2.11      $ 1.59
                               ========== ===========   =========== ============
 Dividends per common share        $ 0.50      $ 0.47        $ 0.50      $ 0.47
                               ========== ===========   =========== ============
 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)


                                                                                                     Accumulated
                                                                                                        Other       Total
                                                                                                       Compre-      Share-
                                                   Common     Capital       Retained       Treasury    hensive      holders'
                                                   Stock      Surplus       Earnings        Stock      Income       Equity
                                                  ---------- ----------  ------------    -----------  ------------ -------------
 Balance, December 31, 1999                       $2,226,293  $10,533,674 $24,570,174     $(384,724)   $(1,862,797) $35,082,620
   Six Months Ended June 30, 2000
     Comprehensive income:
       Net income                                       -           -       1,862,894         -              -        1,862,894
       Other comprehensive income,
         net of deferred taxes of $194,707:
         Net unrealized (loss) on
           securities of ($311,025), net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -           -           -             -         (311,025)     (311,025)
                                                                                                                  -------------
     Total comprehensive income                         -           -           -             -             -         1,551,869
                                                                                                                  -------------
     Cash dividends declared ($.50 per share)           -           -      (440,637)          -             -          (440,637)
     Purchase of fractional shares                      (318)    (4,566)        -             -             -            (4,884)
                                                  ---------- ---------- ------------   -----------   ------------ -------------
 Balance, June 30, 2000                          $2,225,975 $10,529,108 $25,992,431    $(384,724)   $(2,173,822)  $ 36,188,968
                                                  ========== ========== ============   ===========   ============ =============

 Balance, December 31, 1998                       $2,267,541 $11,245,251 $22,358,772     $(384,724)   $   471,223  $ 35,958,063

   Six Months Ended June 30, 1999
     Comprehensive income:
       Net income                                       -          -       1,427,686          -             -         1,427,686
       Other comprehensive income,
         net of deferred taxes of $879,580:
         Net unrealized (loss) on
           securities of ($1,405,044), net
           of reclassification adjustment
           for gains included in net
           income of $  -                               -          -            -             -        (1,405,044)   (1,405,044)
                                                                                                                   -------------
     Total comprehensive income                         -          -            -             -             -            22,642
                                                                                                                   -------------
     Cash dividends declared:
       Summit ($.47 per share)                          -          -        (277,907)         -             -          (277,907)
       Potomac                                          -          -        (135,000)         -             -          (135,000)

                                                  ---------- ----------  ------------   -----------   ------------ -------------
 Balance, June 30, 1999                          $2,267,541 $11,245,251  $23,373,551     $(384,724)   $  (933,821) $ 35,567,798
                                                  ========== ==========  ============   ===========   ============ =============


See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)

                                                        Six Months Ended
                                                    --------------------------
                                                      June 30,        June 30,
                                                        2000           1999
                                                    -----------     -----------
 Cash Flows from Operating Activities
   Net income                                       $ 1,862,894     $ 1,427,686
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation                                       326,071         240,408
     Provision for loan losses                          255,001         160,000
     Deferred income tax (benefit) expense              (47,310)         15,315
    (Gain) loss on disposal of other asset               12,598           1,200
    (Gain) on branch bank divestiture                  (224,629)              -
     Amortization of securities premiums
       (accretion of discounts),net                     (27,370)         12,609
     Amortization of goodwill and purchase
       accounting adjustments, net                       82,379          59,079
    (Increase) decrease in accrued interest receivable (779,932)       (278,821)
    (Increase) decrease in other assets                (126,053)       (303,216)
     Increase (decrease) in other liabilities            64,846         227,250
                                                    -----------     -----------
   Net cash provided by operating activities          1,398,495       1,561,510
                                                    -----------     -----------
 Cash Flows from Investing Activities
   Net (increase) decrease in interest bearing
     deposits with other banks                        5,591,048      (5,884,773)
   Proceeds from maturities and calls of
     securities availab1e                             1,947,806       6,700,324
   Proceeds from maturities and calls of
     securities held to maturity                        140,000         100,000
   Proceeds from sales of securities
     available for sale                               9,355,259               -
   Principal payments received on securities
     available for sale                               1,880,413       2,500,784
   Principal payments received on securities
     held to maturity                                   254,381         137,000
   Purchases of securities available for sale       (54,685,904)    (44,660,577)
   Net (increase) decrease in Federal funds sold      2,785,216        (164,198)
   Net loans made to customers                      (12,937,960)    (20,138,970)
   Purchases of premises and equipment               (2,134,430)       (880,526)
   Proceeds from disposal of premises,
     equipment and other assets                          44,546               -
   Purchase of life insurance contracts              (1,000,000)     (1,246,000)
   Net cash and cash equivalents (paid) received
     in branch bank (divestiture) acquisitions         (820,879)     35,071,460
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities                            (49,580,504)    (28,465,476)
                                                    -----------     -----------
 Cash Flows from Financing Activities
   Net increase (decrease) in demand deposit,
     NOW and savings accounts                        (5,213,673)     12,004,198
   Net increase (decrease) in time deposits          23,314,141         630,107
   Net increase (decrease) in short-term borrowing   37,242,593      11,668,761
   Proceeds from long-term borrowings                         -       4,500,000
   Repayment of long-term borrowings                 (6,175,700)       (165,696)
   Dividends paid                                      (440,637)       (412,907)
   Purchase of fractional shares                         (4,884)             -
                                                    -----------     -----------
  Net cash provided by financing activities          48,721,840      28,224,463
                                                    -----------     -----------
  Increase (decrease) in cash and due from banks        539,831       1,320,497

 Cash and due from banks:
   Beginning                                          7,010,196       6,063,721
                                                    -----------     -----------
   Ending                                           $ 7,550,027     $ 7,384,218
                                                    ===========     ===========
                                   (Continued)

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                        Six Months Ended
                                                    --------------------------
                                                      June 30,        June 30,
                                                        2000           1999
                                                    -----------     -----------

Supplement Disclosures of Cash Flow Information
     Cash payments for:
       Interest                                    $ 8,057,647     $ 5,558,562
                                                   ===========     ===========
       Income taxes                                  $ 953,561       $ 698,692
                                                   ===========     ===========
 Supplemental Schedule of Noncash Investing and Financing Activities
   Other assets acquired in settlement of loans       $ 51,000       $ 112,040
                                                   ===========     ===========
   Acquisition of Greenbrier County branches:
     Net cash and cash equivalents received
       in acquisition of Greenbrier County branches $       -     $(35,071,460)
                                                   ===========     ===========
     Fair value of assets acquired
       (principally loans and Bank premises)        $        -    $ 12,382,196

     Deposits and other liabilities assumed                  -     (47,453,656)
                                                    -----------     -----------
                                                    $        -    $(35,071,460)
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

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Annual Report on Form 10-KSB.

Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                 ---------------------  -----------------------
                                   2000       1999         2000        1999
                                 ---------  ----------  ----------- -----------
 Numerator:
   Net Income                    $ 933,633   $ 703,041  $ 1,862,894 $ 1,427,686
                                 =========  ==========  =========== ===========
 Denominator:
   Denominator for basic earnings
     per share - weighted average
     common shares outstanding      881,275     897,901     881,275    897,901

     Effect of dilutive securities:
         Stock options                    -         124           -         85
                                  ---------  ----------   ---------- ---------
     Denominator for diluted earnings
         per share - weighted average
         common shares outstanding and
         assumed conversions        881,275     898,025     881,275    897,986
                                  =========  ==========  =========== =========
 Basic earnings per share            $ 1.06      $ 0.78       $ 2.11    $ 1.59
                                  =========  ==========  =========== =========
 Diluted earnings per share          $ 1.06      $ 0.78       $ 2.11    $ 1.59
                                  =========  ==========  =========== =========

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

Net interest income, net income and basic and diluted earnings per share for Summit and Potomac as originally reported for the three months and six months ended June 30, 1999, prior to restatement are as follows (in thousands, except per share amounts):

                           Three Months Ended   Six Months Ended
                                 June 30,           June 30,
                                  1999                1999
                           ------------------   ----------------
    Net interest income:
       Summit                    $ 2,204            $ 4,059
       Potomac                       929              1,848
       Combined                    3,133              5,907

    Net income:
      Summit                       $ 414              $ 862
      Potomac                        288                565
      Combined                       702              1,427

    Basic and diluted earnings per share:
      Summit                       $ 0.70            $ 1.46
      Potomac                        3.20              6.28
      Combined                       0.78              1.59


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

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2000 and December 31, 1999 are summarized as follows:
                                             June 30, 2000
                               -----------------------------------------------
                                                Unrealized
                                 Amortized   -------------------    Estimated
                                   Cost       Gains      Losses     Fair Value
                               -----------  --------- ----------   -----------
 Available for Sale
   Taxable:
     U. S. Treasury securi      $1,496,970    $ 1,542     $ 3,512  $ 1,495,000
     U. S. Government agencies
       and corporations         75,626,833     25,110   2,069,433   73,582,510
     Mortgage-backed securities -
       U. S. Government agencies
       and corporations         48,589,819    126,780   1,094,832   47,621,767
     State and political
       subdivisions              1,393,346          -       9,717    1,383,629
     Corporate debt securities  13,616,423         27     172,738   13,443,712
     Federal Reserve Bank stock    236,300          -           -      236,300
     Federal Home Loan
       Bank stock                3,944,200          -           -    3,944,200
     Other equity securities       306,626          -           -      306,626
                               -----------  --------- ----------   -----------
        Total taxable          145,210,517    153,459   3,350,232  142,013,744
                               -----------  --------- ----------   -----------
   Tax-exempt:
     State and political
       subdivisions              9,640,801     33,693     104,334    9,570,160
     Federal Reserve Bank stock      4,100          -           -        4,100
     Other equity securities     3,020,000          -     269,000    2,751,000
                               -----------  --------- ----------   -----------
        Total tax-exempt        12,664,901     33,693     373,334   12,325,260
                               -----------  --------- ----------   -----------
            Total             $157,875,418  $ 187,152 $ 3,723,566 $154,339,004
                              ============  ========= =========== ============

                                               June 30, 2000
                              -----------------------------------------------
                                                Unrealized
                                Amortized   -------------------    Estimated
                                  Cost       Gains      Losses     Fair Value
                              -----------  --------- ----------   -----------
 Held to Maturity
   Tax-exempt:
    State and political
      subdivisions             $ 401,067     $ 1,758        $ 23   $ 402,802
                              ===========    ========  =========  ===========

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
                              ============   ========= ========== ============

The maturities, amortized cost and estimated fair values of securities at June 30, 2000, are summarized as follows:


                                              Available for Sale
                                        ----------------------------
                                          Amortized      Estimated
                                             Cost        Fair Value
                                        ------------   -------------
      Due in one year or less           $ 16,313,201   $ 16,063,795
      Due from one to five years          79,762,408     78,402,692
      Due from five to ten years          46,984,401     45,428,503
      Due after ten years                  8,814,182      8,619,288
      Equity securities                    6,001,226      5,824,726
                                       -------------  --------------
                                       $ 157,875,418  $ 154,339,004
                                       =============  ==============

                                             Held to Maturity
                                        ----------------------------
                                          Amortized     Estimated
                                            Cost       Fair Value
                                        ------------   -------------
     Due in one year or less               $ 250,170     $ 250,991
     Due from one to five years              150,897       151,811
     Due from five to ten years                    -             -
     Due after ten years                           -             -
     Equity securities                             -             -
                                       -------------  --------------
                                           $ 401,067     $ 402,802
                                       =============  ==============

Notes 5.  Loans

Loans are summarized as follows:

                                           June 30,    December 31,
                                             2000          1999
                                        ------------  -------------
Commerical, financial
  and agricultural                       $85,684,215  $ 78,894,072
Real estate - construction                 2,940,162     2,012,243
Real estate - mortgage                   118,696,242   116,778,905
Installment                               36,225,554    38,666,563
Other                                      2,111,210     2,522,980
                                        ------------  -------------
           Total loans                   245,657,383   238,874,763
Less unearned income                         668,679       575,560
                                        ------------  -------------
Total loans net of unearned income       244,988,704   238,299,203
Less allowance for loan losses             2,446,613     2,231,555
                                        ------------  -------------
           Loans, net                  $ 242,542,091 $ 236,067,648
                                       =============  =============

Note 6.  Premises and Equipment

The major categories of premises and equipment and accumulated depreciation at June 30, 2000 and December 31, 2000, are summarized as follows:

                                          June 30,   December 31,
                                            2000         1999
                                      ------------  ------------
Land                                  $ 2,495,920   $ 2,529,741
Buildings and improvements              8,024,184     6,737,044
Furniture and equipment                 4,390,322     3,843,450
                                      ------------  ------------
                                       14,910,426    13,110,235
Less accumulated depreciation           4,341,673     4,113,208
                                      ------------  ------------
       Premises and equipment, net    $10,568,753   $ 8,997,027
                                      ============  ============

Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2000 and December 31, 1999:

                                        June 30,    December 31,
                                         2000          1999
                                     ------------   ------------
 Demand deposits, interest bearing   $ 56,615,248   $ 62,741,925
 Savings deposits                      41,369,334     42,099,321
 Certificates of deposit              165,583,452    149,440,839
 Individual retirement accounts        17,794,807     15,474,660
                                     ------------   ------------
               Total                $ 281,362,841  $ 269,756,745
                                     ============  =============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2000:

                                        Amount         Percent
                                     -----------       -------
 Three months or less                $ 8,314,136        19.5%
 Three through six months              7,417,346        17.4%
 Six through twelve months            13,353,538        31.3%
 Over twelve months                   13,626,278        31.9%
                                    ------------       ------
               Total                $ 42,711,298       100.0%
                                    ============       ======

A summary of the scheduled maturities for all time deposits as of June 30, 2000 is as follows:

               2000                 $ 69,945,248
               2001                   89,663,921
               2002                   11,661,556
               2003                    7,339,074
               2004                    3,650,091
            Thereafter                 1,118,369
                                   -------------
                                   $ 183,378,259
                                   =============

Note 8.  Short-term Borrowings

A summary of short-term borrowings is presented below:

                                          For the Quarter Ended June 30, 2000
                                          -----------------------------------
                                           Federal                Short-term
                                            Funds     Repurchase     FHLB
                                           Purchased   Agreements  Advances
                                          ---------- -----------  ------------
Balance at June 30                        $ 888,000  $ 6,621,623  $ 62,081,000
 Average balance outstanding
   for the quarter                           253,160   8,124,389    41,027,696
 Maximum balance outstanding at
     any month end during quarter              88,800 16,066,925    62,081,000
 Weighted average interest rate
   for the quarter                               6.43%      5.22%         6.16%
 Weighted average interest rate for balances
   outstanding at June 30                        7.07%      4.80%         6.63%


                                          For the Year Ended December 31, 1999
                                         -------------------------------------
                                           Federal                Short-term
                                             Funds     Repurchase     FHLB
                                          Purchased    Agreements   Advances
                                          ---------- -----------  ------------
 Balance at December 31                      $ -     $ 6,053,030 $ 26,295,000
 Average balance outstanding
   for the year                            231,681     4,136,697    9,509,159
 Maximum balance outstanding at
     any month end                       3,061,000     6,953,086   27,390,000
 Weighted average interest rate
   for the year                               4.58%         4.01%        5.21%
 Weighted average interest rate for balances
   outstanding at December 31                   - %         4.25%        4.05%

Note 9.  Branch Divestiture

On December 17, 1999, a subsidiary of Summit, South Branch Valley National Bank entered into an agreement to sell its branch bank ("Branch") located in Petersburg, West Virginia. The transaction was completed on May 26, 2000, and included the Branch's facility and selected loans approximating $6.2 million and deposit accounts approximating $7.5 million. Summit recognized a gain of $224,629 in the three months ended June 30, 2000 as a result of this transaction.

Note 10.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

(Dollars in thousands)
                                                                      To be Well
                                                                     Capitalized
                                                                    under Prompt
                                             Minimum Required      Corrective
                                               Regulatory            Action
                               Actual           Capital            Provisions
                           ----------------  ----------------   ---------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           -------  -------  --------- ------   -------- ------
 As of June 30, 2000
 Total Capital (to risk
     Summit                 $36,919   14.6%   $20,257    8.0%   $25,321   10.0%
     South Branch            12,308   11.2%     8,774    8.0%    10,968   10.0%
     Capital State            7,380   12.2%     4,849    8.0%     6,061   10.0%
     Shenandoah               5,216   19.5%     2,135    8.0%     2,668   10.0%
     Potomac                 10,868   18.9%     4,599    8.0%     5,749   10.0%
 Tier I Capital (to risk
     Summit                  34,473   13.6%    10,128    4.0%    15,193    6.0%
     South Branch            11,058   10.1%     4,387    4.0%     6,581    6.0%
     Capital State            6,910   11.4%     2,425    4.0%     3,637    6.0%
     Shenandoah               5,156   19.3%     1,067    4.0%     1,601    6.0%
     Potomac                 10,201   17.7%     2,300    4.0%     3,449    6.0%
 Tier I Capital (to
     Summit                  34,473    8.3%    12,535    3.0%    20,891    5.0%
     South Branch            11,058    7.0%     4,757    3.0%     7,928    5.0%
     Capital State            6,910    6.6%     3,122    3.0%     5,203    5.0%
     Shenandoah               5,156    9.3%     1,669    3.0%     2,781    5.0%
     Potomac                 10,201   10.4%     2,941    3.0%     4,901    5.0%

 As of December 31, 1999
 Total Capital (to risk
     Summit                 $35,186   14.8%   $19,052    8.0%   $23,815   10.0%
     South Branch            11,952   10.8%     8,886    8.0%    11,108   10.0%
     Capital State            7,064   12.9%     4,372    8.0%     5,465   10.0%
     Shenandoah               3,926   25.8%     1,219    8.0%     1,524   10.0%
     Potomac                 12,894   21.0%     4,904    8.0%     6,130   10.0%
 Tier I Capital (to risk
     Summit                  32,954   13.8%     9,526    4.0%    14,289    6.0%
     South Branch            10,781    9.7%     4,443    4.0%     6,665    6.0%
     Capital State            6,660   12.2%     2,186    4.0%     3,279    6.0%
     Shenandoah               3,896   25.6%       609    4.0%       914    6.0%
     Potomac                 12,267   20.0%     2,452    4.0%     3,678    6.0%
 Tier I Capital (to
     Summit                  32,954    8.7%    11,413    3.0%    19,021    5.0%
     South Branch            10,781    7.0%     4,653    3.0%     7,755    5.0%
     Capital State            6,660    6.7%     2,965    3.0%     4,942    5.0%
     Shenandoah               3,895   11.6%     1,005    3.0%     1,675    5.0%
     Potomac                 12,267   13.3%     2,773    3.0%     4,621    5.0%

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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $934,000, or $1.06 per diluted share for the second quarter of 2000, as compared to $703,000, or $0.78 per diluted share for the second quarter of 1999. Net income for the six months ended June 30, 2000 grew 30.5% to $1,863,000, or $2.11 per diluted share as compared to $1,428,000, or $1.59 per diluted share for the six months ended June 30, 1999. Returns on average equity and assets for first six months of 2000 were 10.4% and 0.91%, respectively, compared with 8.1% and 0.91% for the same period of 1999. Improved financial performance for the first six months of 2000 resulted from growth in both net interest income and non-interest income, which more than offset increased non-interest expense.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $7,228,000 for the six month period ended June 30, 2000 compared to $6,075,000 for the same period of 1999, representing an increase of $1,153,000 or 19.0%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 29.8% from $296,632,000 during the first six months of 1999 to $385,124,000 for the first six months of 2000, which resulted primarily from Capital State's acquisition of the Greenbrier Branches in April 1999 and the growth of Shenandoah following its opening in May 1999.

Summit's net yield on interest earning assets declined to 3.8% for the six month period ended June 30, 2000, compared to 4.1% for the same period in 1999. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

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

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
                                      For the Six Months Ended
                        ------------------------------------------------------
                               June 30, 2000             June 30, 1999
                        --------------------------- --------------------------
                         Average  Earnings/ Yield/   Average  Earnings/ Yield/
                         Balance  Expense   Rate     Balance  Expense   Rate
                        --------- -------- -------- --------- -------- --------
 Interest earning assets
   Loans, net of
     unearned income
     Taxable            $ 241,196 $ 10,314     8.6% $ 204,537   $ 8,773    8.6%
     Tax-exempt (1)         1,993      118    11.8%     1,553        90   11.6%
   Securities
     Taxable              124,662     4,225    6.8%    67,359     2,070    6.1%
     Tax-exempt (1)        13,246       518    7.8%    11,059       406    7.3%
   Interest bearing
     deposits other
     banks                  1,584        56    7.1%     7,623      189     5.0%
   Federal funds sold       2,443        75    6.1%     4,501      106     4.7%
                         --------- -------- -------- --------- -------- --------
     Total interest
     earning assets       385,124    15,306    7.9%   296,632   11,634     7.8%
                         --------- -------- -------- --------- -------- --------
 Noninterest earning assets
   Cash & due from banks    7,629                       6,105
   Premises and equipment  10,134                       7,968
   Other assets             9,493                       5,155
   Allowance for
     loan losses           (2,340)                     (2,159)
                         ---------                   --------
      Total assets      $ 410,040                   $ 313,701
                         =========                   ========
 Interest bearing liabilities
   Interest bearing
     demand deposits    $  59,446     $ 956    3.2   $ 48,675    $ 703     2.9%
   Savings deposits        40,837       549    2.7     34,138      452     2.6%
   Time deposits          178,572     4,668    5.2%   143,438    3,717     5.2%
   Short-term borrowings   49,376     1,486    6.0%     8,954      172     3.8%
   Long-term borrowings    15,292       419    5.5%    18,314      515     5.6%
                         --------- -------- -------- --------- -------- --------
    Total interest
  bearing liabilities     343,523     8,078    4.7%   253,519    5,559     4.4%
                         --------- -------- -------- --------- -------- --------
 Noninterest bearing
   liabilities and
   shareholders' equity
     Demand deposits       27,205                      22,558
     Other liabilities      3,540                       2,140
     Shareholders' equity  35,772                      35,484
                         ---------                   --------
   Total liabilities and
    shareholders' equity $ 410,040                  $ 313,701
                         =========                   ========
 Net interest earnings              $ 7,228                    $ 6,075
                                    =======                    =======
 Net yield on interest
   earning assets                              3.8%                        4.1%
                                             ======                       =====

(1) - Interest income on tax-exempt loans and securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $215,000 and $169,000 for the six months ended June 30, 2000 and 1999, respectively.

                                     For the Six Months
                              June 30, 2000 versus June 30, 1999
                             ------------------------------------
                                       Increase (Decrease)
                                        Due to Change in:
                             ------------------------------------
                                Volume       Rate         Net
                             ----------- ----------- ------------
Interest earned on:
Loans
  Taxable                        $1,567      $  (26)      $1,541
  Tax-exempt                         26           2           28
Securities
  Taxable                         1,923         232        2,155
  Tax-exempt                         84          28          112
Interest bearing deposits
  other banks                      (191)         58         (133)
Federal funds sold                  (57)         26          (31)
                             ----------- ----------- ------------
Total interest earned on
  interest earning assets         3,352         320        3,672
                             ----------- ----------- ------------
Interest paid on:
Interest bearing demand
  deposits                          168          85          253
Savings deposits                     90           7           97
Time deposits                       918          33          951
Short-term borrowings             1,167         147        1,314
Long-term borrowings                (83)        (13)         (96)
                             ----------- ----------- ------------
  Total interest paid on
    interest bearing
    liabilities                   2,260         259        2,519
                             ----------- ----------- ------------
    Net interest income         $ 1,092      $   61      $ 1,153
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

The Company recorded a $255,000 provision for loan losses for the first six months of 2000, compared to $160,000 for the same period in 1999. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first six months of 2000 were $40,000, as compared to $75,000 over the same period of 1999. At June 30, 2000, the allowance for loan losses totaled $2,447,000 or 1.00% of loans, net of unearned income, compared to $2,232,000 or 0.94% of loans, net of unearned income at December 31, 1999.

Summit's asset quality remains very sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have declined during the past 12 months, despite continued growth in the Company's loan portfolio.
Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                            June 30,
                                        ----------------  December 31,
                                         2000     1999      1999
                                        ------- -------- -----------
 Accruing loans past
   due 90 days or more                   $   83   $  701   $  476
 Nonperforming assets:
     Nonaccrual loans                        75      836      522
     Foreclosed properties                   27      208       35
     Repossessed assets                       1       50      115
                                        -------  ------- ----------
            Total                         $ 186  $ 1,795  $  1,148
                                        =======  ======= ==========

 Percentage of total loans                  0.1%     0.8%     0.5%
                                        =======   ======   ======

Non-interest Income and Expense

Total other income increased approximately $274,000 or 56.5% to $759,000 during the first six months of 2000, as compared to the first six months of 1999. The most significant item contributing to this increase was South Branch Valley National Bank's gain on the sale of their Petersburg WV branch office in May 2000. The gain of $225,000 represented 29.6% of total other income for the six months ended June 30, 2000.

Total non-interest expense increased approximately $806,000, or 20.0% to $4,832,000 during the first six months of 2000 as compared to the same period in 1999. Substantially all of this increase resulted due to the non-interest expenses of the Greenbrier Branches, and of Shenandoah which opened in May 1999.

FINANCIAL CONDITION

Total assets of the Company were $428,555,000 at June 30, 2000, compared to $385,767,000 at December 31, 1999, representing an 11.1% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 1999 and June 30, 2000.

Table IV - Summary of Significant Changes in Financial Position
(Dollars in thousands)

                           Balance      Increase (Decrease)   Balance
                          December 31, --------------------   June 30,
                            1999        Amount  Percentage      2000
                         ------------  -------- -----------  ----------
 Assets
   Securities available
     for sale              $111,973    $ 42,366     37.8%    $ 154,339
   Loans, net of unearned
     income                 236,068       6,474      2.7%      242,542

 Liabilities
   Interest bearing
     deposits              $269,757    $ 11,606      4.3%    $ 281,363
   Short-term borrowings     32,348      37,243    115.1%       69,591
   Long-term borrowings      17,943      (6,176)   -34.4%       11,767


The increase in securities available for sale resulted primarily from purchases of U.S. government agency securities and mortgage backed securities during the first six months of 2000. Purchases of these securities were made as part of Summit's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company These securities purchases were funded by short-term borrowings under the Company's line of credit with the Federal Home Loan Bank ("FHLB") and by deposit growth Shenandoah realized during the first six months of 2000.

Loan growth during the first six months of 2000, occurring principally in the commercial and real estate portfolios, was funded by increased interest bearing deposits and long-term borrowings from the FHLB.

Substantially all the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during the first six months of 2000.

Short-term borrowings from the FHLB, as previously mentioned, were used to fund certain securities purchases, and in addition, were used to repay maturing long-term borrowings.

Refer to Notes 4, 5 and 6 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of Summit's securities, deposits and short-term borrowing activity between June 30, 2000 and December 31, 1999.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, securities and interest bearing deposits with other banks maturing within one year, and available lines of credit with the Federal Home Loan Bank, totaling approximately $139.1 million at June 30, 2000 versus $94.1 million at December 31, 1999. Further enhancing the Company's liquidity is the availability as of June 30, 2000 of additional securities with greater than one year maturities and having an estimated market value totaling approximately $138.3 million which could be used to collateralize additional borrowings in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to Summit's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 2000 totaled $36,189,000 compared to $35,083,000 at December 31, 1999, representing an increase of 3.2% which resulted primarily from net retained earnings of the Company during the first six months of 2000.

Refer to Note 8 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2000, at the annual meeting of the shareholders of Summit Financial Group, Inc., the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions and withheld votes concerning each matter are indicated in the following tabulations.

1. Election of the following listed individuals to the Company's Board of Directors for three year terms.

                                    For              Withheld
      James M. Cookman              532,238          18,128
      Thomas J. Hawse               549,846          520
      Gary L. Hinkle                549,551          815
      Gerald W. Huffman             550,366          -
      H. Charles Maddy, III         546,850          3,516
      Harold K. Michael             544,539          5,827

      The following directors' terms of office continued after the 2000
      annual shareholders' meeting:   Frank A. Baer, III, Patrick N. Frye,
      Duke A. McDaniel, Ronald F. Miller, George, R. Ours, Harry C. Welton, Oscar M. Bean, Dewey F. Bensenhaver, John W. Crites, James Paul Geary, Phoebe F. Heishman, and Charles S. Piccirillo.

2. Approve an amendment to the Articles of Incorporation increasing the Company's authorized shares of common stock from 2,000,000 shares to 5,000,000 shares.

                              For         Against           Abstentions
                              496,457     38,375            12,392


3. Ratify Arnett & Foster, CPA's to serve as the Company's independent auditors for 2000.

                              For         Against           Abstentions
                              498,126     17,120            31,978

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SUMMIT FINANCIAL GROUP, INC.
                                          (registrant)




                                          By: /s/ H. Charles Maddy, III
                                          --------------------------------
                                          H. Charles Maddy, III,
                                          President and
                                          Chief Executive Officer



                                          By: /s/ Robert S. Tissue
                                          --------------------------------
                                          Robert S. Tissue,
                                          Vice President and
                                          Chief Financial Officer



Date:  August 14, 2000