Form 10-Q
period 2000-09-30
SUMMIT FINANCIAL GROUP INC
filed 2000-11-14
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000.

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

                        Common Stock, $2.50 par value
              878,055 shares outstanding as of November 10, 2000

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Table of Contents

                                                                           Page
PART  I.    FINANCIAL INFORMATION

        Item 1.    Financial Statements

              Consolidated balance sheets
              September 30, 2000 (unaudited) and December 31, 1999...........3

              Consolidated statements of  income
              for the three months and nine months ended
              September 30, 2000 and 1999 (unaudited)........................4

              Consolidated statements of shareholders' equity
              for the nine months ended
              September 30, 2000 and 1999 (unaudited)........................5

              Consolidated statements of cash flows
              for the nine months ended
              September  30, 2000 and 1999 (unaudited).....................6-7

              Notes to consolidated financial statements (unaudited)......8-17

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

             Exhibit 27.  Financial Data Schedule - electronic filing only

             Reports on Form 8-K............................................25

SIGNATURES..................................................................26

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                 September 30,    December 31,
                                                    2000             1999
                                                 (unaudited)          (*)
                                                -------------     -------------
 ASSETS
 Cash and due from banks                        $  7,425,976      $  7,010,196
 Interest bearing deposits with other banks          202,419         5,800,987
 Federal funds sold                                2,242,000         2,845,216
 Securities available for sale                   163,050,350       111,972,963
 Securities held to maturity                         401,017           796,820
 Loans, net                                      256,520,867       236,067,648
 Premises and equipment, net                      11,758,224         8,997,027
 Accrued interest receivable                       3,732,858         2,439,767
 Intangible assets                                 3,705,020         3,954,039
 Other assets                                      5,295,167         5,882,777
                                                -------------     -------------
                Total assets                    $454,333,898      $385,767,440
                                                =============     =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
     Deposits
         Non interest bearing                   $ 28,064,891      $ 27,381,875
         Interest bearing                        294,183,359       269,756,745
                                                -------------     -------------
                Total deposits                   322,248,250       297,138,620
                                                -------------     -------------
     Short-term borrowings                        79,257,957        32,348,030
     Long-term borrowings                         11,177,045        17,942,540
     Other liabilities                             3,743,803         3,255,630
                                                -------------     -------------
              Total liabilities                  416,427,055       350,684,820
                                                -------------     -------------
 Commitments and Contingencies

 Shareholders' Equity
     Common stock, $2.50 par value; authorized
       2,000,000 shares; issued 2000 - 890,390
       shares; 1999 - 890,517 shares               2,225,975         2,226,293
     Capital surplus                              10,529,108        10,533,674
     Retained earnings                            26,735,788        24,570,174
     Less cost of shares acquired for the
       treasury 2000-10,935; 1999-9,115             (448,628)         (384,724)
     Accumulated other comprehensive income       (1,135,400)       (1,862,797)
                                                -------------     -------------
          Total shareholders' equity              37,906,843        35,082,620
                                                -------------     -------------
  Total liabilities and shareholders' equity    $454,333,898      $385,767,440
                                                =============     =============

 (*) - December 31, 1999 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                 Three Months Ended        Nine Months Ended
                               ----------------------   -----------------------
                               Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                  2000        1999          2000        1999
                               ----------  ----------   ----------- -----------
 Interest income
   Interest and fees on loans
     Taxable                   $5,518,193  $4,871,447   $15,832,106 $13,644,242
     Tax-exempt                    45,885      29,951       124,042      89,352
   Interest and dividends
    on securities
     Taxable                    2,558,012   1,479,769     6,783,375   3,550,039
     Tax-exempt                   165,040     128,175       507,128     395,974
   Interest on interest bearing
     deposits with other banks      3,384      42,369        59,732     230,313
   Interest on Federal
     funds sold                    44,179     101,818       119,728     208,451
                               ----------  ----------   ----------- -----------
      Total interest income     8,334,693   6,653,529    23,426,111  18,118,371
                               ----------  ----------   ----------- -----------
 Interest expense
   Interest on deposits         3,485,686   2,823,230     9,658,077   7,695,241
   Interest on short-term
     borrowings                 1,263,288     203,704     2,749,709     375,556
   Interest on long-term
     borrowings                   163,041     256,308       582,315     771,456
                               ----------  ----------   ----------- -----------
        Total interest expense  4,912,015   3,283,242    12,990,101   8,842,253
                               ----------  ----------   ----------- -----------
          Net interest income   3,422,678   3,370,287    10,436,010   9,276,118

 Provision for loan losses        139,962      97,500       394,963     257,500
                               ----------  ----------   ----------- -----------
       Net interest income
        after provision for
        loan losses             3,282,716   3,272,787    10,041,047   9,018,618
                               ----------  ----------   ----------- -----------
 Other income
   Insurance commissions           29,532      27,622        82,197      72,392
   Service fees                   208,596     276,235       641,126     622,203
   Securities gains (losses)            -           -             -           -
   Gain on branch bank
     divestiture                        -           -       224,629           -
   Other                           51,201      35,720       100,228     130,296
                               ----------  ----------   ----------- -----------
          Total other income      289,329     339,577     1,048,180     824,891
                               ----------  ----------   ----------- -----------
 Other expense
   Salaries and employee
     benefits                   1,241,789   1,171,694     3,689,959   3,203,054
   Net occupancy expense          168,819     151,646       486,791     414,314
   Equipment expense              228,425     188,981       667,323     532,070
   Supplies                        68,225      90,150       167,001     258,350
   Amortization of intangibles     73,230      79,955       229,817     189,144
   Other                          695,397     700,513     2,066,560   1,811,981
                               ----------  ----------   ----------- -----------
          Total other expense   2,475,885   2,382,939     7,307,451   6,408,913
                               ----------  ----------   ----------- -----------
      Income before
        income taxes            1,096,160   1,229,425     3,781,776   3,434,596

 Income tax expense               352,805     343,165     1,175,525   1,120,650
                               ----------  ----------   ----------- -----------

         Net income            $  743,355  $  886,260   $ 2,606,251 $ 2,313,946
                               ==========  ==========   =========== ===========

 Basic earnings
   per common share            $     0.84  $     0.99   $      2.96 $      2.58
                               ==========  ==========   =========== ===========
 Diluted earnings
   per common share            $     0.84  $     0.99   $      2.96 $      2.58
                               ==========  ==========   =========== ===========
 Dividends per common share    $     0.50  $     0.47   $      0.50 $      0.47
                               ==========  ==========   =========== ===========

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)


                                                                                                      Accumulated
                                                                                                         Other          Total
                                                                                                        Compre-         Share-
                                                    Common     Capital       Retained       Treasury    hensive         holders'
                                                    Stock      Surplus       Earnings        Stock      Income          Equity
                                                  ---------- ------------  -------------   -----------  ------------ -------------
 Balance, December 31, 1999                       $2,226,293  $10,533,674   $24,570,174     $(384,724)   $(1,862,797) $35,082,620

   Nine Months Ended September 30, 2000

     Comprehensive income:
       Net income                                       -            -        2,606,251          -              -       2,606,251
       Other comprehensive income,
         net of deferred taxes of $471,629:
         Net unrealized gain on
           securities of $727,397, net
           of reclassification adjustment
           for gains(losses) included in net
           income of $  -                               -            -             -             -           727,397      727,397
                                                                                                                     -------------
     Total comprehensive income                         -            -             -             -              -       3,333,648
                                                                                                                     -------------
     Cash dividends declared ($.50 per share)           -            -         (440,637)         -              -        (440,637)
     Purchase of treasury shares                        -            -             -          (63,904)          -         (63,904)
     Purchase of fractional shares                      (318)      (4,566)         -             -              -          (4,884)
                                                  ---------- ------------  -------------   -----------  ------------ -------------
 Balance, September 30, 2000                      $2,225,975  $10,529,108   $26,735,788     $(448,628)   $(1,135,400) $37,906,843
                                                  ========== ============  =============   ===========  ============ =============


 Balance, December 31, 1998                       $2,267,541  $11,245,251   $22,358,772     $(384,724)   $   471,223  $35,958,063

   Nine Months Ended September 30, 1999

     Comprehensive income:
       Net income                                       -          -          2,313,946          -              -       2,313,946
       Other comprehensive income,
         net of deferred taxes of $839,530:
         Net unrealized (loss) on
           securities of ($1,341,067), net
           of reclassification adjustment
           for gains included in net
           income of $  -                               -          -               -             -        (1,341,067)  (1,341,067)
                                                                                                                     -------------
     Total comprehensive income                         -          -               -             -             -          972,879
                                                                                                                     -------------
     Cash dividends declared:
       Summit ($.47 per share)                          -          -           (277,907)         -             -         (277,907)
       Potomac                                          -          -           (135,000)         -             -         (135,000)
                                                  ---------- ------------  -------------   -----------  ------------ -------------
 Balance, September 30, 1999                      $2,267,541  $11,245,251   $24,259,811     $(384,724)   $  (869,844) $36,518,035
                                                  ========== ============  =============   ===========  ============ =============


See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                        Nine Months Ended
                                                    --------------------------
                                                     Sept. 30,       Sept. 30,
                                                        2000           1999
                                                    -----------     -----------
 Cash Flows from Operating Activities
   Net income                                       $ 2,606,251     $ 2,313,946
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation                                       508,547         428,714
     Provision for loan losses                          394,963         257,500
     Deferred income tax (benefit) expense              (56,875)         47,965
    (Gain) loss on disposal of other asset               12,598           3,676
    (Gain) on branch bank divestiture                  (224,629)              -
     Amortization of securities premiums
       (accretion of discounts),net                     (70,086)        162,431
     Amortization of goodwill and purchase
       accounting adjustments, net                      141,909          87,005
    (Increase) decrease in accrued
       interest receivable                           (1,322,877)       (823,726)
    (Increase) decrease in other assets                (376,569)       (887,957)
     Increase (decrease) in other liabilities           522,110         835,004
                                                    -----------     -----------
   Net cash provided by operating activities          2,135,342       2,424,558
                                                    -----------     -----------
 Cash Flows from Investing Activities
   Net (increase) decrease in interest bearing
     deposits with other banks                        5,598,568          (6,956)
   Proceeds from maturities and calls of
     securities availab1e                             2,797,633      10,528,296
   Proceeds from maturities and calls of
     securities held to maturity                        140,000         100,000
   Proceeds from sales of securities
     available for sale                               9,355,259               -
   Principal payments received on securities
     available for sale                               3,248,100       3,993,722
   Principal payments received on securities
     held to maturity                                   254,930         237,178
   Purchases of securities available for sale       (63,630,072)    (61,277,462)
   Net (increase) decrease in Federal funds sold        603,216       5,301,787
   Net loans made to customers                      (27,093,155)    (27,724,260)
   Purchases of premises and equipment               (3,507,793)     (1,113,600)
   Proceeds from disposal of premises,
     equipment and other assets                          47,546         100,900
   Purchase of life insurance contracts              (1,000,000)     (1,246,000)
   Net cash and cash equivalents (paid) received
     in branch bank (divestiture) acquisitions         (820,879)     35,071,460
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities                            (74,006,647)    (36,034,935)
                                                    -----------     -----------
 Cash Flows from Financing Activities
   Net increase (decrease) in demand deposit,
     NOW and savings accounts                        (2,394,382)     19,679,510
   Net increase (decrease) in time deposits          35,046,460       6,997,504
   Net increase (decrease) in short-term borrowing   46,909,927      10,167,737
   Proceeds from long-term borrowings                         -       3,500,000
   Repayment of long-term borrowings                 (6,765,495)       (250,392)
   Dividends paid                                      (440,637)       (412,907)
   Purchase of treasury shares                          (63,904)              -
   Purchase of fractional shares                         (4,884)              -
                                                    -----------     -----------
  Net cash provided by financing activities          72,287,085      39,681,452
                                                    -----------     -----------
  Increase (decrease) in cash and due from banks        415,780       6,071,075

 Cash and due from banks:
   Beginning                                          7,010,196       4,991,798
                                                    -----------     -----------
   Ending                                           $ 7,425,976     $11,062,873
                                                    ===========     ===========
                                   (Continued)

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                        Nine Months Ended
                                                    --------------------------
                                                     Sept. 30,       Sept. 30,
                                                        2000           1999
                                                    -----------     -----------
Supplement Disclosures of Cash Flow Information
     Cash payments for:
       Interest                                    $12,546,692     $ 8,826,077
                                                   ===========     ===========
       Income taxes                                $ 1,388,561     $ 1,082,192
                                                   ===========     ===========
 Supplemental Schedule of Noncash Investing
   and Financing Activities
   Other assets acquired in settlement of loans    $    76,250     $   112,040
                                                   ===========     ===========
   Acquisition of Greenbrier County branches:
     Net cash and cash equivalents received
       in acquisition of Greenbrier County branches $       -      $35,071,460
                                                   ===========     ===========
     Fair value of assets acquired
       (principally loans and Bank premises)       $         -     $12,382,196

     Deposits and other liabilities assumed                  -     (47,453,656)
                                                   -----------     -----------
                                                   $         -    $(35,071,460)
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

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Annual Report on Form 10-KSB.


Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------  -----------------------
                                   2000       1999         2000        1999
                                 ---------  ----------  ----------- -----------
 Numerator:
   Net Income                    $ 743,355   $ 886,260  $ 2,606,251 $ 2,313,946
                                 =========  ==========  =========== ===========
 Denominator:
   Denominator for basic earnings
     per share - weighted average
     common shares outstanding      880,797     897,901     881,115    897,901

     Effect of dilutive securities:
         Stock options                    -           -           -         43
                                  ---------  ----------   ---------- ---------
     Denominator for diluted earnings
         per share - weighted average
         common shares outstanding and
         assumed conversions        880,797     897,901     881,115    897,944
                                  =========  ==========  =========== =========
 Basic earnings per share            $ 0.84      $ 0.99       $ 2.96    $ 2.58
                                  =========  ==========  =========== =========
 Diluted earnings per share          $ 0.84      $ 0.99       $ 2.96    $ 2.58
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

Net interest income, net income and basic and diluted earnings per share for Summit and Potomac as originally reported for the three months and nine months ended September 30, 1999, prior to restatement are as follows (in thousands, except per share amounts):

                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
                                  1999                1999
                           ------------------   ----------------
    Net interest income:
       Summit                    $ 2,476            $ 6,534
       Potomac                       894              2,742
       Combined                    3,370              9,276

    Net income:
      Summit                       $ 600            $ 1,462
      Potomac                        286                852
      Combined                       886              2,314

    Basic and diluted earnings per share:
      Summit                       $ 1.01            $ 2.47
      Potomac                        3.18              9.47
      Combined                       0.99              2.58

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

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2000 and December 31, 1999 are summarized as follows:

                                            September 30, 2000
                               -----------------------------------------------
                                                Unrealized
                                 Amortized   -------------------    Estimated
                                   Cost       Gains      Losses     Fair Value
                               -----------  --------- ----------   -----------
 Available for Sale
   Taxable:
     U. S. Treasury securi      $1,497,997   $  1,855     $ 1,502  $ 1,498,350
     U. S. Government agencies
       and corporations         76,476,573    118,413   1,247,987   75,346,999
     Mortgage-backed securities -
       U. S. Government agencies
       and corporations         50,720,968    176,241     717,771   50,179,438
     State and political
       subdivisions              2,392,035        320       2,372    2,389,983
     Corporate debt securities  14,610,651     88,524      33,154   14,666,021
     Federal Reserve Bank stock    236,300          -           -      236,300
     Federal Home Loan
       Bank stock                4,482,600          -           -    4,482,600
     Other equity securities       306,626          -      69,000      237,626
                               -----------  --------- ----------   -----------
        Total taxable          150,723,750    385,353   2,071,786  149,037,317
                               -----------  --------- ----------   -----------
   Tax-exempt:
     State and political
       subdivisions              9,123,870     65,334      28,571    9,160,633
     Federal Reserve Bank stock      4,100          -           -        4,100
     Other equity securities     5,029,958          -     181,658    4,848,300
                               -----------  --------- ----------   -----------
        Total tax-exempt        14,157,928     65,334     210,229   14,013,033
                               -----------  --------- ----------   -----------
            Total             $164,881,678  $ 450,687 $ 2,282,015 $163,050,350
                              ============  ========= =========== ============

                                            September 30, 2000
                              -----------------------------------------------
                                                Unrealized
                                Amortized   -------------------    Estimated
                                  Cost       Gains      Losses     Fair Value
                              -----------  --------- ----------   -----------
 Held to Maturity
   Tax-exempt:
    State and political
      subdivisions             $ 401,017     $ 1,758        $ 23   $ 402,752
                              ===========    ========  =========  ===========

                                             December 31, 1999
                               -----------------------------------------------
                                                 Unrealized         Estimated
                                Amortized    --------------------     Fair
                                   Cost        Gains     Losses       Value
                               ------------  --------- ----------  -----------
 Available for Sale
   Taxable:
     U. S. Treasury securities $ 1,495,012   $  4,323 $    2,303   $ 1,497,032
     U. S. Government agencies
        and corporations        59,181,180      7,881  1,724,889    57,464,172
     Mortgage-backed
       securities-U. S.
       Government agencies
       and corporations         32,690,109      8,336  1,037,123    31,661,322
     State and political
       subdivisions              1,395,327        154      5,318     1,390,163
     Corporate debt
       securities                4,057,202          -     72,545     3,984,657
     Federal Reserve
       Bank stock                  234,150          -         -        234,150
     Federal Home Loan
       Bank stock                2,842,800          -         -      2,842,800
     Other equity
      securities                   306,625         -      66,375       240,250
                               ------------  --------- ----------  -----------
        Total taxable          102,202,405      20,694 2,908,553    99,314,546
                               ------------  --------- ----------  -----------
  Tax-exempt:
    State and political
      subsdivisions              9,774,662     42,679     147,174   9,670,167
    Federal Reserve
      Bank stock                     6,250         -           -        6,250
    Other equity
      securities                 3,020,000         -       38,000   2,982,000
                               ------------  --------- ----------  -----------
      Total tax-exempt          12,800,912     42,679     185,174  12,658,417
                               ------------  --------- ----------  -----------
           Total              $115,003,317   $ 63,373  $3,093,727 $111,972,963
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
                              ============   ========= ========== ============

The maturities, amortized cost and estimated fair values of securities at September 30, 2000, are summarized as follows:

                                              Available for Sale
                                        ----------------------------
                                          Amortized      Estimated
                                             Cost        Fair Value
                                        ------------   -------------
      Due in one year or less           $ 18,948,093   $ 18,786,504
      Due from one to five years          87,243,426     86,722,033
      Due from five to ten years          43,873,139     43,016,652
      Due after ten years                  4,757,436      4,716,236
      Equity securities                   10,059,584      9,808,925
                                       -------------  --------------
                                       $ 164,881,678  $ 163,050,350
                                       =============  ==============

                                             Held to Maturity
                                        ----------------------------
                                          Amortized     Estimated
                                            Cost       Fair Value
                                        ------------   -------------
     Due in one year or less               $ 250,120     $ 250,941
     Due from one to five years              150,897       151,811
     Due from five to ten years                    -             -
     Due after ten years                           -             -
     Equity securities                             -             -
                                       -------------  --------------
                                           $ 401,017     $ 402,752
                                       =============  ==============


Notes 5.  Loans

Loans are summarized as follows:

                                        September 30,  December 31,
                                            2000          1999
                                        ------------  -------------
Commerical, financial
  and agricultural                      $ 93,818,992  $ 78,894,072
Real estate - construction                 2,588,772     2,012,243
Real estate - mortgage                   123,851,520   116,778,905
Installment                               37,275,256    38,666,563
Other                                      2,179,401     2,522,980
                                        ------------  -------------
           Total loans                   259,713,941   238,874,763
Less unearned income                         655,884       575,560
                                        ------------  -------------
Total loans net of unearned income       259,058,057   238,299,203
Less allowance for loan losses             2,537,190     2,231,555
                                        ------------  -------------
           Loans, net                  $ 256,520,867 $ 236,067,648
                                       =============  =============

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999, and for the year ended December 31, 1999 is as follows:

                                 Nine Months Ended        Year
                                   September 30,         Ended
                              ----------------------   December 31,
                                  2000       1999         1999
                              ----------- -----------  -----------

 Balance, beginning of period $ 2,231,555 $ 2,113,201  $ 2,113,201

 Losses:
   Commercial, financial &
     agricultural                       -      89,783      164,783
   Real estate - mortgage          12,839      31,892       31,892
   Installment                     93,078     117,955      144,099
   Other                           34,244      20,812       37,407
                              ----------- -----------  -----------
            Total                 140,161     260,442      378,181
                              ----------- -----------  -----------
 Recoveries:
   Commercial, financial &
     agricultural                   1,177         432       40,115
   Real estate - mortgage           1,603       9,820        9,820
     Installment                   37,951      48,411       70,998
     Other                         10,102       2,715        5,602
                              ----------- -----------  -----------
            Total                  50,833      61,378      126,535
                              ----------- -----------  -----------
 Net losses                        89,328     199,064      251,646
 Provision for loan losses        394,963     257,500      370,000
                              ----------- -----------  -----------
 Balance, end of period       $ 2,537,190 $ 2,171,637  $ 2,231,555
                              =========== ===========  ===========


Note 7.  Premises and Equipment

The major categories of premises and equipment and accumulated depreciation at September 30, 2000 and December 31, 1999, are summarized as follows:

                                      September 30,  December 31,
                                          2000          1999
                                      ------------  ------------
Land                                  $ 2,495,920   $ 2,529,741
Buildings and improvements              8,714,256     6,737,044
Furniture and equipment                 5,072,194     3,843,450
                                      ------------  ------------
                                       16,282,370    13,110,235
Less accumulated depreciation           4,524,146     4,113,208
                                      ------------  ------------
       Premises and equipment, net    $11,758,224   $ 8,997,027
                                      ============  ============

Note 8.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2000 and December 31, 1999:

                                     September 30,    December 31,
                                         2000          1999
                                     ------------   ------------
 Demand deposits, interest bearing   $ 60,232,218   $ 62,741,925
 Savings deposits                      38,865,971     42,099,321
 Certificates of deposit              177,078,960    149,440,839
 Individual retirement accounts        18,006,210     15,474,660
                                     ------------   ------------
               Total                $ 294,183,359  $ 269,756,745
                                     ============  =============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2000:

                                        Amount         Percent
                                     -----------       -------
 Three months or less                $ 8,147,565        17.7%
 Three through six months             11,609,767        25.3%
 Six through twelve months            15,649,167        34.1%
 Over twelve months                   10,493,490        22.9%
                                    ------------       ------
               Total                $ 45,899,989       100.0%
                                    ============       ======

A summary of the scheduled maturities for all time deposits as of September 30, 2000 is as follows:

               2000                 $ 32,434,965
               2001                  131,831,551
               2002                   18,201,824
               2003                    7,874,033
               2004                    3,501,905
            Thereafter                 1,240,892
                                   -------------
                                   $ 195,085,170
                                   =============

Note 9.  Short-term Borrowings

A summary of short-term borrowings is presented below:

                                          Nine Months Ended September 30, 2000
                                          -----------------------------------
                                           Federal                 Short-term
                                            Funds     Repurchase      FHLB
                                           Purchased  Agreements    Advances
                                          ---------- ------------ ------------
 Balance at September 30                    $ 842,000 $ 6,803,357 $ 71,612,600
 Average balance outstanding
   for the period                             303,168   7,569,291   50,332,253
 Maximum balance outstanding at
   any month end during the period            888,000  16,066,925   74,249,100
 Weighted average interest rate
   for the period                                5.71%      5.21%         6.45%
 Weighted average interest rate for balances
   outstanding at September 30                   7.61%      4.98%         6.68%


                                          For the Year Ended December 31, 1999
                                         -------------------------------------
                                           Federal                 Short-term
                                            Funds      Repurchase     FHLB
                                          Purchased    Agreements   Advances
                                          ---------- -----------  ------------
 Balance at December 31                      $ -     $ 6,053,030 $ 26,295,000
 Average balance outstanding
   for the year                            231,681     4,136,697    9,509,159
 Maximum balance outstanding at
   any month end during the year         3,061,000     6,953,086   27,390,000
 Weighted average interest rate
   for the year                               4.58%         4.01%        5.21%
 Weighted average interest rate for balances
   outstanding at December 31                   - %         4.25%        4.05%


Note 10.  Branch Divestiture

On December 17, 1999, a subsidiary of Summit, South Branch Valley National Bank entered into an agreement to sell its branch bank ("Branch") located in Petersburg, West Virginia. The transaction was completed on May 26, 2000, and included the Branch's facility and selected loans approximating $6.2 million and deposit accounts approximating $7.5 million. Summit recognized a gain of $224,629 during the nine months ended September 30, 2000 as a result of this transaction.

Note 11.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

(Dollars in thousands)
                                                                   To be Well
                                                                  Capitalized
                                                                  under Prompt
                                             Minimum Required      Corrective
                                               Regulatory            Action
                               Actual           Capital            Provisions
                           ----------------  ----------------   ---------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                           -------  -------  --------- ------   -------- ------
 As of September 30, 2000
 Total Capital (to risk weighted assets)
     Summit                 $                  $         8.0%   $         10.0%
     South Branch            12,743   11.1%     9,202    8.0%    11,502   10.0%
     Capital State            7,514   11.5%     5,225    8.0%     6,531   10.0%
     Shenandoah               5,757   18.6%     2,481    8.0%     3,101   10.0%
     Potomac                  9,243   15.0%     4,930    8.0%     6,163   10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                              4.0%              6.0%
     South Branch            11,480   10.0%     4,601    4.0%     6,901    6.0%
     Capital State            7,005   10.7%     2,612    4.0%     3,918    6.0%
     Shenandoah               5,670   18.3%     1,240    4.0%     1,860    6.0%
     Potomac                  8,565   13.9%     2,465    4.0%     3,698    6.0%
 Tier I Capital (to average assets)
     Summit                                              3.0%              5.0%
     South Branch            11,480    7.3%     4,709    3.0%     7,849    5.0%
     Capital State            7,005    6.4%     3,292    3.0%     5,487    5.0%
     Shenandoah               5,670    8.9%     1,917    3.0%     3,195    5.0%
     Potomac                  8,565    8.1%     3,162    3.0%     5,270    5.0%

 As of December 31, 1999
 Total Capital (to risk weighted assets)
     Summit                 $35,186   14.8%   $19,052    8.0%   $23,815   10.0%
     South Branch            11,952   10.8%     8,886    8.0%    11,108   10.0%
     Capital State            7,064   12.9%     4,372    8.0%     5,465   10.0%
     Shenandoah               3,926   25.8%     1,219    8.0%     1,524   10.0%
     Potomac                 12,894   21.0%     4,904    8.0%     6,130   10.0%
 Tier I Capital (to risk weighted assets)
     Summit                  32,954   13.8%     9,526    4.0%    14,289    6.0%
     South Branch            10,781    9.7%     4,443    4.0%     6,665    6.0%
     Capital State            6,660   12.2%     2,186    4.0%     3,279    6.0%
     Shenandoah               3,896   25.6%       609    4.0%       914    6.0%
     Potomac                 12,267   20.0%     2,452    4.0%     3,678    6.0%
 Tier I Capital (to average assets)
     Summit                  32,954    8.7%    11,413    3.0%    19,021    5.0%
     South Branch            10,781    7.0%     4,653    3.0%     7,755    5.0%
     Capital State            6,660    6.7%     2,965    3.0%     4,942    5.0%
     Shenandoah               3,895   11.6%     1,005    3.0%     1,675    5.0%
     Potomac                 12,267   13.3%     2,773    3.0%     4,621    5.0%

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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $743,000, or $0.84 per diluted share for the third quarter of 2000, as compared to $886,000, or $0.99 per diluted share for the third quarter of 1999. Third quarter results were negatively impacted by a tightening net interest margin resulting due to increased interest rates.

Net income for the nine months ended September 30, 2000 grew 12.6% to $2,606,000, or $2.96 per diluted share as compared to $2,314,000, or $2.58 per diluted share for the nine months ended September 30, 1999. Returns on average equity and assets for first nine months of 2000 were 9.7% and 0.83%, respectively, compared with 8.7% and 0.93% for the same period of 1999. Improved financial performance for the first nine months of 2000 resulted from growth in both net interest income and non-interest income, which more than offset increased non-interest expense.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $10,761,000 for the nine month period ended September 30, 2000 compared to $9,525,000 for the same period of 1999, representing an increase of $1,236,000 or 13.0%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 26.4% from $313,857,000 during the first nine months of 1999 to $396,597,000 for the first nine months of 2000, which resulted primarily from the growth of Shenandoah following its opening in May 1999.

Summit's net yield on interest earning assets declined to 3.6% for the nine month period ended September 30, 2000, compared to 4.0% for the same period in 1999. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in Company net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. Conversely, the Company's net interest margin is anticipated to continue to contract over the balance of 2000, due to continued competitive pressures discussed above, coupled with the recent increases in short-term interest rates by the Federal Reserve which will negatively impact Summit due to its liability sensitive asset/liability position.

In October 2000, in order to mitigate the Company's exposure to rising interest rates, Summit purchased $50 million notional 7.0% 3 month LIBOR interest rate caps expiring in October 2002. In addition, the Company refinanced substantially all of its short-term borrowings as long-term.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)

                                     Nine Months Ended September 30,
                        ------------------------------------------------------
                                    2000                       1999
                        --------------------------- --------------------------
                         Average  Earnings/ Yield/   Average  Earnings/ Yield/
                         Balance  Expense   Rate     Balance  Expense   Rate
                        --------- -------- -------- --------- -------- --------
 Interest earning assets
   Loans, net of
     unearned income
     Taxable            $ 244,347 $ 15,832     8.6% $ 212,930  $13,644     8.5%
     Tax-exempt (1)         2,044      188    12.3%     1,551      135    11.6%
   Securities
     Taxable              133,966    6,783     6.8%    76,827    3,550     6.2%
     Tax-exempt (1)        12,570      768     8.1%    10,812      600     7.4%
   Interest bearing
     deposits other
     banks                  1,141       60     7.0%     6,048      230     5.1%
   Federal funds sold       2,529      120     6.3%     5,689      208     4.9%
                         --------- -------- -------- --------- -------- --------
     Total interest
     earning assets       396,597    23,751    8.0%   313,857   18,367     7.8%
                         --------- -------- -------- --------- -------- --------
 Noninterest earning assets
   Cash & due from banks    7,746                       6,636
   Premises and equipment  10,657                       8,383
   Other assets             7,925                       5,920
   Allowance for
     loan losses           (2,394)                     (2,175)
                         ---------                   --------
      Total assets      $ 420,531                   $ 332,621
                         =========                   ========

Interest bearing liabilities
   Interest bearing
     demand deposits    $  59,104    $1,446    3.3%  $ 53,268   $1,197     3.0%
   Savings deposits        40,393       829    2.7%    37,791      752     2.7%
   Time deposits          181,919     7,383    5.4%   149,518    5,746     5.1%
   Short-term borrowings   58,219     2,750    6.3%    10,853      376     4.6%
   Long-term borrowings    14,029       582    5.5%    19,127      771     5.4%
                         --------- -------- -------- --------- -------- --------
    Total interest
  bearing liabilities     353,664    12,990    4.9%   270,557    8,842     4.4%
                         --------- -------- -------- --------- -------- --------
 Noninterest bearing
   liabilities and
   shareholders' equity
     Demand deposits       27,192                      24,538
     Other liabilities      3,670                       2,025
     Shareholders' equity  36,005                      35,501
                         ---------                   --------
   Total liabilities and
    shareholders' equity $ 420,531                  $ 332,621
                         =========                   ========
 Net interest earnings              $10,761                    $ 9,525
                                    =======                    =======
 Net yield on interest
   earning assets                              3.6%                        4.0%
                                             ======                       =====

(1) - Interest income on tax-exempt loans and securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $325,000 and $249,000 for the nine months ended September 30, 2000 and 1999, respectively.

                                        Nine Months
                             Sept. 30, 2000 versus Sept. 30, 1999
                             ------------------------------------
                                       Increase (Decrease)
                                        Due to Change in:
                             ------------------------------------
                                Volume       Rate         Net
                             ----------- ----------- ------------
Interest earned on:
Loans
  Taxable                        $2,034      $  154      $ 2,188
  Tax-exempt                         45           8           53
Securities
  Taxable                         2,864         369        3,233
  Tax-exempt                        104          64          168
Interest bearing deposits
  other banks                      (236)         66         (170)
Federal funds sold                 (138)         50          (88)
                             ----------- ----------- ------------
Total interest earned on
  interest earning assets         4,673         711        5,384
                             ----------- ----------- ------------
Interest paid on:
Interest bearing demand
  deposits                          137         112          249
Savings deposits                     53          24           77
Time deposits                     1,300         337        1,637
Short-term borrowings             2,192         182        2,374
Long-term borrowings               (210)         21         (189)
                             ----------- ----------- ------------
  Total interest paid on
    interest bearing
    liabilities                   3,472         676        4,148
                             ----------- ----------- ------------
    Net interest income         $ 1,201      $   35      $ 1,236
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

The Company recorded a $395,000 provision for loan losses for the first nine months of 2000, compared to $258,000 for the same period in 1999. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first nine months of 2000 were $89,000, as compared to $199,000 over the same period of 1999. At September 30, 2000, the allowance for loan losses totaled $2,537,000 or 0.98% of loans, net of unearned income, compared to $2,232,000 or 0.94% of loans, net of unearned income at December 31, 1999.

Summit's asset quality remains very sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have declined during the past 12 months, despite continued growth in the Company's loan portfolio.


Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                         September 30,
                                        ----------------  December 31,
                                         2000     1999       1999
                                        ------- -------- -----------
 Accruing loans past
   due 90 days or more                   $  323   $  299   $  476
 Nonperforming assets:
     Nonaccrual loans                        77      571      522
     Foreclosed properties                    -      144       35
     Repossessed assets                      40       62      115
                                        -------  ------- ----------
            Total                         $ 440  $ 1,076  $  1,148
                                        =======  ======= ==========

 Percentage of total loans                  0.2%     0.5%     0.5%
                                        =======   ======   ======

Non-interest Income and Expense

Total other income increased approximately $223,000 or 27.1% to $1,048,000 during the first nine months of 2000 as compared to the first nine months of 1999. The most significant item contributing to this increase was South Branch's gain on the sale of its Petersburg, West Virginia branch office in May 2000. The gain of $225,000 represented 21.4% of total other income for the nine months ended September 30, 2000.

Total non-interest expense increased approximately $899,000, or 14.0% to $7,307,000 during the first nine months of 2000 as compared to the same period in 1999. Substantially all of this increase resulted due to the non-interest expenses of the Greenbrier Branches acquired in April 1999, and of Shenandoah which opened in May 1999.

FINANCIAL CONDITION

Total assets of the Company were $454,334,000 at September 30, 2000, compared to $385,767,000 at December 31, 1999, representing a 17.8% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 1999 and September 30, 2000.

Table IV - Summary of Significant Changes in Financial Position
(Dollars in thousands)

                           Balance      Increase (Decrease)   Balance
                          December 31, --------------------   Sept. 30,
                            1999        Amount  Percentage      2000
                         ------------  -------- -----------  ----------
 Assets
   Securities available
     for sale              $111,973    $ 51,077     45.6%    $ 163,050
   Loans, net of unearned
     income                 238,299      20,759      8.7%      259,058

 Liabilities
   Interest bearing
     deposits              $269,757    $ 24,426      9.1%    $ 294,183
   Short-term borrowings     32,348      46,910    145.0%       79,258
   Long-term borrowings      17,943      (6,766)   -37.7%       11,177


The increase in securities available for sale resulted primarily from purchases of U.S. government agency securities and mortgage backed securities during the first nine months of 2000. Purchases of these securities were made as part of Summit's ongoing asset/liability management strategy, which strives to minimize interest rate risk while enhancing the financial performance of the Company. These securities purchases were funded by short-term borrowings under the Company's line of credit with the Federal Home Loan Bank ("FHLB") and by deposit growth Shenandoah realized during the first nine months of 2000.

Loan growth during the first nine months of 2000, occurring principally in the commercial and real estate portfolios, was funded by increased interest bearing deposits and long-term borrowings from the FHLB.

Substantially all the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during the first nine months of 2000.

Short-term borrowings from the FHLB, as previously mentioned, were used to fund loan growth, certain securities purchases, and to repay maturing long-term borrowings.

Refer to Notes 4, 5 and 6 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of Summit's securities, deposits and short-term borrowing activity between September 30, 2000 and December 31, 1999.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, interest bearing deposits with other banks, and available lines of credit with the Federal Home Loan Bank, totaling approximately $57.9 million at September 30, 2000 versus $94.1 million at December 31, 1999. Further enhancing the Company's liquidity is the availability as of September 30, 2000 of unencumbered securities having an estimated fair value totaling approximately $40.2 million which are available to collateralize borrowings in response to an unforeseen need for liquidity.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to Summit's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 2000 totaled $37,907,000 compared to $35,083,000 at December 31, 1999, representing an increase of 8.0% which resulted primarily from net retained earnings and reduction in the net unrealized loss on securities available for sale during the first nine months of 2000.

Refer to Note 11 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

Summit Financial Group, Inc. and Subsidiaries
------------------------------------------------------------------------------
Part II.  Other Information


Item 6.  Reports of Form 8-K

On August 1, 2000, Summit announced that its Board of Directors had authorized at its July 21, 2000 meeting the repurchase of up to 20,000 shares of the Company's issued and outstanding common stock.

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




                                          SUMMIT FINANCIAL GROUP, INC.
                                          (Registrant)




                                          By:  /s/ H. Charles Maddy, III
                                               ---------------------------
                                                 H. Charles Maddy, III,
                                                 President and
                                                 Chief Executive Officer



                                          By:  /s/ Robert S. Tissue
                                               ---------------------------
                                                 Robert S. Tissue,
                                                 Vice President and
                                                 Chief Financial Officer



Date:  November 13, 2000