Form 10-K
period 2000-12-31
SUMMIT FINANCIAL GROUP INC
filed 2001-03-30
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-16587

                          Summit Financial Group, Inc.
             (Exact name of registrant as specified in its charter)

                            West Virginia 55-0672148
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                               223 N. Main Street
                         Moorefield, West Virginia 26836
               (Address of principal executive offices) (Zip Code)

                                 (304) 538-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                                     Common
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [ss.229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 23,2001, was approximately $24,311,000. The number of shares of the Registrant's Common Stock outstanding on March 23, 2001, was 877,155.


                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.

                                                Part of Form 10-K into which
               Document                         document is incorporated

     Portions of the Registrant's            Part II - Items 5, 6, 7, 7A, and 8
     2000 Annual Report to Shareholders

     Portions of the Registrant's Proxy      Part III - Items 10, 11, 12 and 13
     Statementfor the Annual Meeting of
     Shareholders  to be held May 15, 2001

                           SUMMIT FINANCIAL GROUP, INC

                                 Form 10-K Index


                                                                            Page
PART I.

Item 1.   Business                                                           3-8

Item 2.   Properties                                                           8

Item 3.   Legal Proceedings                                                    8

Item 4.   Submission of Matters to a Vote of Shareholders                      8

PART II.

Item 5.   Market for the Registrant's Common Stock and
          Related Shareholder Matters                                          9

Item 6.   Selected Financial Data                                              9

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations and Related Statistical Disclosures        9

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.   Financial Statements and Supplementary Data                          9

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                             9

PART III.

Item 10.  Directors and Executive Officers of the Registrant                  10

Item 11.  Executive Compensation                                              10

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               10

Item 13.  Certain Relationships and Related Transactions                      10

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  11-12


SIGNATURES                                                                 13-14

PART I.

Item 1.  Business

Organized in 1987 as a West Virginia Corporation, Summit Financial Group, Inc. ("Company" or "Summit") is a $481million financial holding company headquartered in Moorefield, West Virginia. Summit changed its name from South Branch Valley Bancorp, Inc. effective December 30, 1999.

At the close of business on December 31, 1987, Summit merged its wholly owned subsidiary, South Branch Valley National Bank Inc., with South Branch Valley National Bank ("South Branch"), a commercial bank located in Moorefield, West Virginia.

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

Summit's business activities are conducted principally through its four bank subsidiaries, South Branch, Capital State, Shenandoah and Potomac (collectively, the "Bank Subsidiaries"). The Bank Subsidiaries account for substantially all of the consolidated assets, revenues and earnings of Summit. Each Bank Subsidiary is a full service, FDIC insured institution engaged in commercial and retail banking.

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

Summit offers a full spectrum of lending services to their customers, including commercial loans and lines of credit, residential real estate loans, and consumer loans. The Company also offers credit cards, the balances of which are insignificant to total loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans, which represented approximately 38.1% of total loans at December 31, 2000, are generally secured by various collateral including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans represented approximately 46.7% of total loans as of December 31, 2000 and consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. See Note 5 of the accompanying Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K, for a summary of the Summit's loan balances at December 31, 2000 and 1999. Indirect lending represents less than 1.0% of the Company's total loans. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Company lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. Summit does not currently originate loans for sale.

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

Summit's subsidiary bank, South Branch also serves as trustee where appointed by a court or under a private trust agreement. As trustee, South Branch invests the trust assets and makes disbursements according to the terms and conditions of the governing trust document and state and Federal law. For the year ended December 31, 2000, fees generated from the operation of the South Branch's Trust Department comprised less than one percent of gross revenues earned during the year.

In order to compete with other financial service providers, the Company principally relies upon personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customer's needs. Summit also has a marketing program that primarily utilizes local radio and newspapers to advertise.

Supervision and Regulation

General

Summit, as a financial holding company, is subject to the restrictions of the Bank Holding Company Act of 1956 ("BHCA"), and is registered pursuant to its provisions. As a registered financial holding company, Summit is subject to the reporting requirements of the Federal Reserve Board of Governors ("FRB"), and is subject to examination by the FRB.

The BHCA prohibits the acquisition by a financial holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the FRB. With certain exceptions, a financial holding company is prohibited from acquiring direct or indirect ownership or control or more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking or managing or controlling banks.

The BHCA permits Summit to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the FRB if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

The FRB, in its Regulation Y, permits financial holding companies to engage in non-banking activities closely related to banking or managing or controlling banks. Approval of the FRB is necessary to engage in these activities or to make acquisitions of corporations engaging in these activities as the FRB determines whether these acquisitions or activities are in the public interest. In addition, by order, and on a case by case basis, the FRB may approve other non-banking activities.

As a financial holding company doing business in West Virginia, Summit is also subject to regulation by the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the West Virginia Division of Banking.

Federal law restricts subsidiary banks of a financial holding company from making certain extensions of credit to the parent financial holding company or to any of its subsidiaries, from investing in the holding company stock, and limits the ability of a subsidiary bank to take its parent company stock as collateral for the loans of any borrower. Additionally, federal law prohibits a financial holding company and its subsidiaries from engaging in certain tie-in arrangements in conjunction with the extension of credit or furnishing of services.

The operations of South Branch and Shenandoah, as national banking associations, are subject to federal statutes and regulations which apply to national banks, and are primarily regulated by the OCC. Capital State and Potomac are subject to similar West Virginia statutes and regulations, and are primarily regulated by the West Virginia Division of Banking. The Bank Subsidiaries are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of the Bank Subsidiaries are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of the Bank Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, the Bank Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

Permitted Non-banking Activities

The FRB permits, within prescribed limits, financial holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West
Virginia. Some examples of non-banking activities which presently may be performed by a financial holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit;
operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the financial holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler's checks and U. S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

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

The FRB has a policy that a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a financial holding company to contribute capital to a troubled subsidiary bank, and may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Summit may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a financial holding company's bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Capital Requirements

As a financial holding company Summit is subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank Subsidiaries are subject to substantially similar capital requirements adopted by adopted by its applicable regulatory agencies.

Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital. Financial holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a financial holding company's Tier 1 capital.

Financial holding companies are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant. For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines). The guidelines provide for a minimum leverage ratio of 3% for financial holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Financial holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 1 to 2 percent.

The guidelines also provide that financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the FRB's guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

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

Failure to meet applicable capital guidelines could subject the financial holding company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and termination of deposit insurance by the FDIC, as well as to the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.

As of December 31, 2000, the regulatory capital ratios of Summit and each of the Bank Subsidiaries are set forth in the table in Note 13 of the notes of the accompanying consolidated financial statements

Federal Deposit Insurance Corporation Improvement Act of 1991

In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statues.

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2000. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

Another requirement of FDICIA is that Federal banking agencies must prescribe regulations relating to various operational areas of banks and financial holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate.

Reigle-Neal Interstate Banking Bill

In  1994,   Congress  passed  the  Reigle-Neal   Interstate  Banking  Bill  (the
"Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill. The Interstate Bill will permit consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and, where permitted, de novo market entrants.

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank,
(ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the "December 1993 Proposal"). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the "Revised CRA Proposal"). The Revised CRA Proposal, compared to the December 1993 Proposal, would essentially broaden the scope of CRA performance examinations and more explicitly consider community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

In  the  most  recent  CRA   examinations  by  the  applicable  bank  regulatory
authorities, each of the Bank Subsidiaries were given "satisfactory" or better CRA ratings.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which have as its umbrella regulator the FRB. Functional regulation of the financial holding company's separately regulated subsidiaries are conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a Federal right to privacy of non-public personal information of individual customers.

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

Employees

At March 15, 2001, Summit employed 129 full-time equivalent employees.


Item 2.  Properties

Summit's headquarters office is located in Moorefield, West Virginia in a building owned by the Company. Additionally, Summit's subsidiaries banks' headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2000, Summit's subsidiary banks operated 11 banking offices as follows:


                                          Number of
Subsidiary / Office Location               Offices
----------------------------               -------
South Branch Valley National Bank
      Moorefield, West Virginia               1
      Mathias, West Virginia                  1
      Franklin, West Virginia                 1
Capital State Bank, Inc.
      Charleston, West Virginia               2
      Rainelle, West Virginia                 1
      Rupert, West Virginia                   1
Shenandoah Valley National Bank
      Winchester, Virginia                    2
Potomac Valley Bank
      Petersburg, West Virginia               2


Management believes that the premises occupied by Summit and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 7 of the accompanying consolidated financial statements for additional disclosures related to the Company's properties and other fixed assets.



Item 3.  Legal Proceedings

Summit is involved in various pending legal proceedings, all of which are regarded by management as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2000 to a vote of Company shareholders.

PART II.
Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Information required by this item is set forth under the captions "COMMON STOCK LISTING" and "COMMON STOCK DIVIDEND AND MARKET PRICE INFORMATION" on page 16 of Summit's 2000 Annual Report, and is incorporated herein by reference.

Item 6.  Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" on page 2 of Financial Information 2000 included as a supplement to Summit's 2000 Annual Report, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

Information required by this item is set forth under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" on pages 3 through 12 of Financial Information 2000 included as a supplement to Summit's 2000 Annual Report, and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" on page 12 of Financial Information 2000 included as a supplement to Summit's 2000 Annual Report, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplement Data

Information required by this item is set forth under the heading "QUARTERLY FINANCIAL INFORMATION" on page 13, under the heading "REPORT OF INDEPENDENT AUDITORS" on page 14, and under the headings "CONSOLIDATED FINANCIAL STATEMENTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" on pages 15 through 36 of Financial Information 2000 included as a supplement to Summit's 2000 Annual Report, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III.

Item 10.  Directors and Executive Officers

Information required by this item is set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2, "Security Ownership of Directors and Officers" on pages 4 through 5, under the captions "NOMINEES FOR DIRECTOR WHOSE TERMS WILL EXPIRE IN 2004", "DIRECTORS WHOSE TERMS EXPIRE IN 2003" and "DIRECTORS WHOSE TERMS EXPIRE IN 2002" on pages 6 through 11, and under the caption "EXECUTIVE OFFICERS" on page 14 of Summit's 2001 Proxy Statement, and is incorporated herein by reference.


Item 11.  Executive Compensation

Information required by this item is set forth under the caption "EXECUTIVE COMPENSATION" on pages 15 through 23, and under the caption "Fees and Benefit Plans for Directors" on pages 3 through 4 of Summit's 2001 Proxy Statement, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption "Security Ownership of Directors and Officers" on pages 4 through 5, under the captions "NOMINEES FOR DIRECTOR WHOSE TERMS WILL EXPIRE IN 2004", "DIRECTORS WHOSE TERMS EXPIRE IN 2003", and "DIRECTORS WHOSE TERMS EXPIRE IN 2002" on pages 6 through 11, and under the caption "EXECUTIVE OFFICERS" on page 14 of Summit's 2001 Proxy Statement, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Related Transactions" on page 3 of Summit's 2001 Proxy Statement, and is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the registrant, have been presented in the financial statements and notes thereto in Item 8 in management's discussion and analysis of financial condition and results of operation in Item 7 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A.       Exhibits
                                INDEX TO EXHIBITS
                                                                   Page(s) in
                                                                   Form 10-K or
                                                                   Prior Filing
Exhibit                           Description                      Reference
Number                            -----------                      ------------
------
(3)        Articles of Incorporation and By-laws:
           (i)      Articles of Incorporation of Summit                (a)
                    Financial Group, Inc. as last amended
                    on May 2, 2000
           (ii)     By-laws of Summit Financial Group, Inc.            (b)
                    as last amended, effective December 31, 1999

(10)       Material Contracts
           (i)      Agreement with H. Charles Maddy, III               (c)
           (ii)     Agreement with Ronald F. Miller                    (d)
           (iii)    Agreement with C. David Robertson                  (e)
           (iv)     Agreement with Patrick N. Frye                     (f)
           (v)      1998 Officers Stock Option Plan                    (g)

(11)       Statement Re:  Computation of Earnings per Share            15

(13)       Portions of 2000 Annual Report to Shareholders
           Incorporated by Reference into this Form 10-K               16

(21)       Subsidiaries of Registrant                                  57

(23)       Consent of Arnett & Foster, P.L.L.C.                        58







(a) Incorporated by reference to Exhibit 3(i) of Summit Financial Group, Inc.'s filing on Form 10-Q dated June 30, 2000.

(b) Incorporated by reference to Exhibit 3(b) of Summit financial Group, Inc.'s filing on Form 10-Q dated June 30, 2000.

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

(d) Incorporated by reference to Exhibit 10(ii) to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1998.

(e) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1999.

(f) Incorporated by reference to Exhibit 10(b) of South Branch Valley Bancorp, Inc.'s filing on Form S-4 dated October 13, 1999.

(g) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

B.       Reports on Form 8-K

         No reports of Form 8-K were filed by Summit during the fourth quarter of the year ended December 31, 2000.

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

                                                 SUMMIT FINANCIAL GROUP, INC.
                                                  a West Virginia Corporation
                                                 (registrant)


By: /s/ Oscar M. Bean    3/23/2001    By: /s/ H. Charles Maddy, III    3/23/2001
    ------------------------------        --------------------------------------
    Oscar M. Bean             Date        H. Charles Maddy, III             Date
    Chairman of the Board                 President & Chief Executive Officer


By: /s/ Robert S. Tissue 3/28/2001    By: /s/ Julie R. Cook            3/27/2001
    ------------------------------        --------------------------------------
    Robert S. Tissue          Date        Julie R. Cook                     Date
    Vice President                        Director of Accounting
    &Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              Title                  Date
                                              -----                  ----


/s/ Oscar M. Bean                             Director               3/23/2001
----------------------------------                                   ---------
Oscar M. Bean


                                              Director               ________
----------------------------------
Frank A. Baer, III


                                              Director               ________
----------------------------------
Dewey F. Bensenhaver, M.D.


/s/ James M. Cookman                          Director               3/23/2001
----------------------------------                                   ---------
James M. Cookman


                                              Director               ________
----------------------------------
John W. Crites


/s/ Patrick N. Frye                           Director               3/23/2001
----------------------------------                                   ---------
Patrick N. Frye


                                              Director               ______
----------------------------------
James Paul Geary


/s/ Thomas J. Hawse, III                      Director               3/23/2001
----------------------------------                                   ---------
Thomas J. Hawse, III

                                              Title                  Date
                                              -----                  ----


/s/ Phoebe Fisher Heishman                    Director               3/23/2001
-------------------------------                                      ---------
Phoebe Fisher Heishman


/s/ Gary L. Hinkle                            Director               3/23/2001
-------------------------------                                      ---------
Gary L. Hinkle


                                              Director               ________
-------------------------------
Gerald W. Huffman


/s/ H. Charles Maddy, III                     Director               3/23/2001
-------------------------------                                      ---------
H. Charles Maddy, III


                                              Director               ________
-------------------------------
Duke A. McDaniel


                                              Director               ________
-------------------------------
Harold K. Michael


/s/ Ronald F. Miller                          Director               3/23/2001
-------------------------------                                      ---------
Ronald F. Miller


/s/ George R. Ours                            Director               3/23/2001
-------------------------------                                      ---------
George R. Ours


                                              Director               ________
-------------------------------
Charles S. Piccirillo


/s/ Harry C. Welton, Jr.                      Director               3/23/2001
-------------------------------                                      ---------
Harry C. Welton, Jr.