Form 10-Q
period 2001-03-01
SUMMIT FINANCIAL GROUP INC
filed 2001-05-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarterly period ended March
                                   31, 2001.

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


                              223 North Main Street
                         Moorefield, West Virginia 26836
               (Address of principal executive offices) (Zip Code)


                                 (304) 538-7233
              (Registrant's telephone number, including area code)

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

                          Common Stock, $2.50 par value
                 877,155 shares outstanding as of April 17, 2001

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents

                                                                            Page


PART  I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

         Consolidated balance sheets
         March 31, 2001 (unaudited) and December 31, 2000......................3

         Consolidated statements of  income
         for the three months ended March 31, 2001
         and 2000 (unaudited)..................................................4

         Consolidated statements of shareholders' equity
         for the three months ended
         March 31, 2001 and 2000 (unaudited)...................................5

         Consolidated statements of cash flows
         for the three months ended
         March 31, 2001 and 2000 (unaudited).................................6-7

         Notes to consolidated financial statements (unaudited).............8-16

    Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................17-22

PART  II.    OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................None

    Item 2.  Changes in Securities and Use of Proceeds......................None

    Item 3.  Defaults upon Senior Securities................................None

    Item 4. Submission of Matters to a Vote of Security Holders.............None

    Item 5.  Other Information..............................................None

    Item 6.  Exhibits and Reports on Form 8-K

             Exhibits

               Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 8 of this Quarterly Report is incorporated herein by reference.

               Reports on Form 8-K..........................................None

SIGNATURES....................................................................23

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                      March 31,     December 31,
                                                        2001             2000
                                                     (unaudited)         (*)
                                                     -----------    -----------
 ASSETS
Cash and due from banks                             $   8,743,887  $   7,091,871
Interest bearing deposits with other banks                166,008        473,000
Federal funds sold                                      9,799,000      1,811,000
Securities available for sale                         180,414,361    176,340,410
Securities held to maturity                               400,685        400,835
Loans, net                                            282,147,175    271,582,652
Premises and equipment, net                            12,381,734     12,246,821
Accrued interest receivable                             4,020,875      3,760,701
Intangible assets                                       3,563,924      3,634,472
Other assets                                            4,073,333      3,897,339
                                                    -------------  -------------
                          Total assets              $ 505,710,982  $ 481,239,101
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                        $  33,993,217  $  30,031,409
        Interest bearing                              329,399,022    315,930,441
                                                    -------------  -------------
                         Total deposits               363,392,239    345,961,850
                                                    -------------  -------------
    Short-term borrowings                               9,161,349      9,390,814
    Long-term borrowings                               87,493,471     81,085,929
    Other liabilities                                   3,973,366      5,027,307
                                                    -------------  -------------
                       Total liabilities              464,020,425    441,465,900
                                                    -------------  -------------
Commitments and Contingencies


Shareholders' Equity
    Common stock, $2.50 par value; authorized
       5,000,000 shares; issued 890,390 shares          2,225,978      2,225,978
    Capital surplus                                    10,482,873     10,482,873
    Retained earnings                                  27,774,111     26,765,097
    Less cost of shares acquired for the treasury
      2001 - 13,235 shares; 2000 - 12,835 shares        (532,479)      (517,725)
    Accumulated other comprehensive income              1,740,074        816,978
                                                    -------------  -------------
                   Total shareholders' equity          41,690,557     39,773,201
                                                    -------------  -------------

       Total liabilities and shareholders' equity   $ 505,710,982  $ 481,239,101
                                                    =============  =============

(*)- December 31, 2000 financial information has been extracted from audited consolidated financial statements


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                                    Three Months Ended
                                                                  ----------------------
                                                                  March 31,    March 31,
                                                                     2001        2000
                                                                  ----------   ----------
 Interest income
     Interest and fees on loans
        Taxable                                                   $5,969,383   $5,075,650
        Tax-exempt                                                    39,916       36,462
    Interest and dividends on securities
        Taxable                                                    2,845,899    1,902,097
        Tax-exempt                                                   220,511      173,398
    Interest on interest bearing deposits with other banks             3,760       48,951
    Interest on Federal funds sold                                    46,957       54,427
                                                                  ----------   ----------
                           Total interest income                   9,126,426    7,290,985
                                                                  ----------   ----------
Interest expense
    Interest on deposits                                           3,960,775    2,972,164
    Interest on short-term borrowings                                171,150      522,526
    Interest on long-term borrowings                               1,171,620      254,203
                                                                  ----------   ----------
                           Total interest expense                  5,303,545    3,748,893
                                                                  ----------   ----------
                            Net interest income                    3,822,881    3,542,092
Provision for loan losses                                            145,000      127,501
                                                                  ----------   ----------
            Net interest income after provision for loan losses    3,677,881    3,414,591
                                                                  ----------   ----------
Other income
    Insurance commissions                                             15,158       21,195
    Service fees                                                     222,273      206,391
    Securities gains (losses)                                         84,142            -
    Other                                                             43,030       32,190
                                                                  ----------   ----------
                             Total other income                      364,603      259,776
                                                                  ----------   ----------
Other expense
    Salaries and employee benefits                                 1,325,042    1,212,410
    Net occupancy expense                                            194,335      147,548
    Equipment expense                                                284,073      196,421
    Supplies                                                          51,906       47,844
    Amortization of intangibles                                       70,548       80,736
    Other                                                            595,661      622,122
                                                                  ----------   ----------
                            Total other expense                    2,521,565    2,307,081
                                                                  ----------   ----------
                         Income before income taxes                1,520,919    1,367,286
Income tax expense                                                   511,905      438,055
                                                                  ----------   ----------
                                 Net income                       $1,009,014   $  929,231
                                                                  ==========   ==========

Basic earnings per common share                                   $     1.15   $     1.05
                                                                  ==========   ==========
Diluted earnings per common share                                 $     1.15   $     1.05
                                                                  ==========   ==========

Average common shares outstanding
    Basic                                                            877,436      881,275
                                                                  ==========   ==========
    Diluted                                                          877,436      881,275
                                                                  ==========   ==========

Dividends per common share                                        $        -   $        -
                                                                  ==========   ==========


See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                      Accumulated
                                                                                                           Other           Total
                                                                                                          Compre-          Share-
                                               Common        Capital       Retained       Treasury        hensive         holders'
                                               Stock         Surplus       Earnings         Stock          Income          Equity
                                           ------------   ------------   ------------   -------------   ------------   ------------

Balance, December 31, 2000                 $  2,225,978   $ 10,482,873   $ 26,765,097   $   (517,725)   $    816,978   $ 39,773,201
Three Months Ended March 31, 2001
    Comprehensive income:
      Net income                                      -              -      1,009,014              -               -      1,009,014
      Other comprehensive income,
        net of deferred taxes
        of $1,066,484:
        Net unrealized gain on
          securities of $870,928, net
          of reclassification adjustment
          for gains included in net
          income of $52,168                           -              -              -              -         923,096        923,096
                                                                                                                       ------------
    Total comprehensive income                        -              -              -              -               -      1,932,110
                                                                                                                       ------------
    Cost of 400 shares of common
     stock acquired for the treasury                  -              -              -        (14,754)              -        (14,754)
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance, March 31, 2001                    $  2,225,978   $ 10,482,873   $ 27,774,111   $   (532,479)   $  1,740,074   $ 41,690,557
                                           ============   ============   ============   ============    ============   ============


Balance, December 31, 1999                 $  2,226,293   $ 10,533,674   $ 24,570,174   $   (384,724)   $ (1,862,797)  $ 35,082,620
Three Months Ended March 31, 2000
    Comprehensive income:
      Net income                                      -              -        929,231              -               -        929,231
      Other comprehensive income,
        net of deferred taxes
        of $171,048:
        Net unrealized (loss) on
         securities of ($285,080), net
         of reclassification adjustment
         for gains (losses) included
        in net income of $                           -               -              -              -        (402,766)     (402,766)
                                                                                                                       ------------
    Total comprehensive income                                                                                              526,465
                                                                                                                       ------------
    Purchase of fractional shares                (318)         (4,566)              -              -               -        (4,884)
                                           -----------    ------------   ------------   ------------    ------------   ------------

Balance, March 31, 2000                   $  2,225,975    $ 10,529,108   $ 25,499,405   $  (384,724)    $ (2,265,563)  $ 35,604,201
                                          ============    ============   ============   ============    =============  ============




 See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2001            2000
                                                                          ------------    ------------
 Cash Flows from Operating Activities
    Net income                                                            $  1,009,014    $    929,231
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                           223,069         124,526
        Provision for loan losses                                              145,000         127,501
        Deferred income tax (benefit) expense                                  (11,970)        (52,145)
        Securities (gains) losses                                              (84,142)
        (Gain) loss on disposal of other assets                                    716          16,153
        Amortization of securities premiums (accretion
            of discounts) net                                                 (127,891)        (34,807)
        Amortization of goodwill and purchase accounting
            adjustments, net                                                    69,549          31,381
        (Increase) decrease in accrued interest receivable                    (260,174)       (596,566)
        (Increase) decrease in other assets                                   (270,266)       (157,021)
        Increase (decrease) in other liabilities                               670,408         358,603
                                                                          ------------    ------------
               Net cash provided by operating activities                     1,363,313         746,856
                                                                          ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits
       with other banks                                                        306,992       4,882,019
    Proceeds from maturities and calls of securities available for sale     19,078,810       1,262,125
    Proceeds from sales of securities available for sale                     4,793,107       9,355,259
    Principal payments received on securities available for sale             2,800,650         899,717
    Principal payments received on securities held to maturity                       -          58,759
    Purchases of securities available for sale                             (31,069,852)    (39,772,597)
    Net (increase) decrease in Federal funds sold                           (7,988,000)        319,959
    Net loans made to customers                                            (10,707,523)     (6,477,684)
    Purchases of premises and equipment                                       (359,398)       (715,537)
    Proceeds from sales of other assets                                         25,822               -
    Purchases of life insurance contracts                                      (51,200)              -
                                                                           ------------    ------------
          Net cash provided by (used in) investing activities              (23,170,592)    (30,187,980)
                                                                           ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                     7,882,891      (3,728,186)
    Net increase (decrease) in time deposits                                 9,413,082      17,077,208
    Net increase (decrease) in short-term borrowings                          (229,466)     20,587,838
    Proceeds from long-term borrowings                                       6,500,000               -
    Repayment of long-term borrowings                                          (92,458)     (3,087,208)
    Purchase of treasury stock                                                 (14,754)              -
    Purchase of fractional shares                                                    -          (4,884)
                                                                          ------------    ------------
               Net cash provided by financing activities                    23,459,295      30,844,768
                                                                          ------------    ------------
Increase (decrease) in cash and due from banks                               1,652,016       1,403,644
Cash and due from banks:
        Beginning                                                            7,091,871       7,010,196
                                                                          ------------    ------------
        Ending                                                            $  8,743,887    $  8,413,840
                                                                          ============    ============

                               (Continued)

See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                               Three Months Ended
                                                                           ---------------------------
                                                                            March 31,        March 31,
                                                                               2001            2000
                                                                           -----------     -----------
 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                          $ 5,294,998     $ 3,720,711
                                                                           ===========     ===========
         Income taxes                                                      $         -        $ 19,302
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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2000 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2000 and March 31, 2001, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2001              2000
                                                     ----              ----
 Numerator:
     Net Income                                  $ 1,009,014         $ 929,231
                                                 ===========         =========

 Denominator:
     Denominator for basic earnings
         per share - weighted average
         common shares outstanding                   877,436           881,275

     Effect of dilutive securities:
         Stock options                                     -                 -
                                                 -----------         ---------
     Denominator for diluted earnings
         per share - weighted average
         common shares outstanding and
         assumed conversions                         877,436           881,275
                                                 ===========         =========

 Basic earnings per share                        $      1.15         $    1.05
                                                 ===========         =========

 Diluted earnings per share                      $      1.15         $    1.05
                                                 ===========         =========

Note 3.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                           March 31, 2001
                                        ---------------------------------------------------------
                                           Amortized            Unrealized             Estimated
                                                       ---------------------------
                                             Cost          Gains          Losses      Fair Value
                                        ------------   ------------    -----------   ------------
 Available for Sale
     Taxable:
    U. S. Treasury securities           $    499,625   $      3,032    $         -   $    502,657
    U. S. Government agencies
        and corporations                  59,813,997      1,252,953         35,552     61,031,398
    Mortgage-backed securities -
        U. S. Government agencies and
        corporations                      65,775,992        955,961        215,814     66,516,139
    State and political subdivisions       5,937,031         45,191              5      5,982,217
    Corporate debt securities             22,868,298        619,337            856     23,486,779
    Federal Reserve Bank stock               311,300              -              -        311,300
    Federal Home Loan Bank stock           5,050,400              -              -      5,050,400
    Other equity securities                  306,625              -         19,500        287,125
                                        ------------   ------------   ------------   ------------
          Total taxable                  160,563,268      2,876,474        271,727    163,168,015
                                        ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions       9,942,762        274,431          3,044     10,214,149
    Federal Reserve Bank stock                 4,100              -              -          4,100
    Other equity securities                7,097,694              -         69,597      7,028,097
                                        ------------   ------------   ------------   ------------
        Total tax-exempt                  17,044,556        274,431         72,641     17,246,346
                                        ------------   ------------   ------------   ------------
              Total                     $177,607,824   $  3,150,905   $    344,368   $180,414,361
                                        ============   ============   ============   ============

                                                             March 31, 2001
                                        ---------------------------------------------------------
                                           Amortized            Unrealized             Estimated
                                                       ---------------------------
                                             Cost          Gains         Losses       Fair Value
                                        ------------   ------------   ------------   ------------
 Held to Maturity
  Tax-exempt:
    State and political subdivisions    $    400,685   $      3,263   $        157   $    403,791
                                        ============   ============   ============   ============


                                                            December 31, 2000
                                        ---------------------------------------------------------
                                          Amortized            Unrealized             Estimated
                                                       ---------------------------
                                             Cost          Gains         Losses       Fair Value
                                        ------------   ------------   ------------   ------------

 Available for Sale
     Taxable:
    U. S. Treasury securities           $  1,499,026   $      2,850            $ -   $  1,501,876
    U. S. Government agencies
        and corporations                  80,847,229        805,826        262,259     81,390,796
    Mortgage-backed securities -
        U. S. Government agencies and
        corporations                      55,129,636        661,521        244,570     55,546,587
    State and political subdivisions       2,979,364         12,245              -      2,991,609
    Corporate debt securities             15,198,567        292,153            809     15,489,911
    Federal Reserve Bank stock               236,300              -              -        236,300
    Federal Home Loan Bank stock           4,375,900              -              -      4,375,900
    Other equity securities                  306,625              -        124,500        182,125
                                        ------------   ------------   ------------   ------------
          Total taxable                  160,572,647      1,774,595        632,138    161,715,104
                                        ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions       9,417,015        182,014              -      9,599,029
    Federal Reserve Bank stock                 4,100              -              -          4,100
    Other equity securities                5,028,978              -          6,801      5,022,177
                                        ------------   ------------   ------------   ------------
        Total tax-exempt                  14,450,093        182,014          6,801     14,625,306
                                        ------------   ------------   ------------   ------------
              Total                     $175,022,740   $  1,956,609   $    638,939   $176,340,410
                                        ============   ============   ============   ============

                                                           December 31, 2000
                                        ---------------------------------------------------------
                                          Amortized            Unrealized             Estimated
                                                       ---------------------------
                                             Cost          Gains         Losses       Fair Value
                                        ------------   ------------   ------------   ------------


Held to Maturity
  Tax-exempt
    State and political subdivisions    $    400,835   $      2,213   $          -   $    403,048
                                        ============   ============   ============   ============

The maturites, amortized cost and estimated fair values of securities at March 31, 2001, are summarized as follows:

                                  Available for Sale
                             ---------------------------
                                Amortized     Estimated
                                  Cost        Fair Value
                             ------------   ------------

Due in one year or less      $ 29,655,731   $ 30,051,925
Due from one to five years     82,114,034     83,780,829
Due from five to ten years     41,691,305     42,433,144
Due after ten years            11,376,635     11,467,438
Equity securities              12,770,119     12,681,025
                             ------------   ------------
                             $177,607,824   $180,414,361
                             ============   ============


                                   Held to Maturity
                             ---------------------------
                                Amortized     Estimated
                                  Cost        Fair Value
                             ------------   ------------
Due in one year or less      $    300,685   $    302,213
Due from one to five years        100,000        101,578
Due from five to ten years              -              -
Due after ten years                     -              -
Equity securities                       -              -
                             $    400,685   $    403,791
                             ============   ============



Note 4.  Loans

Loans are summarized as follows:
                                                  March 31,     December 31,
                                                    2001           2000
                                                ------------   ------------
Commerical                                      $ 27,000,918   $ 26,304,675
Commercial real estate                            88,201,645     81,809,039
Real estate - construction                         3,013,881      2,729,408
Real estate - mortgage                           126,840,174    124,326,161
Consumer                                          38,521,981     37,586,562
Other                                              1,778,551      2,000,900
                                                ------------   ------------
           Total loans                           285,357,150    274,756,745
Less unearned income                                 573,406        603,317
                                                ------------   ------------
           Total loans net of unearned income    284,783,744    274,153,428
Less allowance for loan losses                     2,636,569      2,570,776
                                                ------------   ------------
           Loans, net                           $282,147,175   $271,582,652
                                                ============   ============

Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2001 and 2000, and for the year ended December 31, 2000 is as follows:


                                      Three Months Ended      Year Ended
                                           March 31,         December 31,
                                   -----------------------
                                       2001        2000         2000
                                   ----------   ----------   ----------

Balance, beginning of period       $2,570,776   $2,231,555   $2,231,555
Losses:
    Commercial                         48,995            -            -
    Real estate - mortgage                  -            -       62,839
    Consumer                           28,532       13,766      174,719
    Other                              18,857       15,405       48,521
                                   ----------   ----------   ----------
                  Total                96,384       29,171      286,079
                                   ----------   ----------   ----------
Recoveries:
    Commercial                            432          334        2,031
    Real estate - mortgage                  -            -        1,603
    Consumer                           12,735       17,710       53,165
    Other                               4,010        2,071       11,001
                                   ----------   ----------   ----------
                  Total                17,177       20,115       67,800
                                   ----------   ----------   ----------
Net losses                             79,207        9,056      218,279
Provision for loan losses             145,000      127,501      557,500
                                   ----------   ----------   ----------
Balance, end of period             $2,636,569   $2,350,000   $2,570,776
                                   ==========   ==========   ==========



Note 6.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2001 and December 31, 2000:

                                              March 31,    December 31,
                                                2001          2000
                                           ------------   ------------
Interest bearing demand deposits           $ 71,443,070   $ 69,038,854
Savings deposits                             39,246,665     37,729,798
Certificates of deposit                     199,414,817    190,986,834
Individual retirement accounts               19,294,470     18,174,955
                                           ------------   ------------
                      Total                $329,399,022   $315,930,441
                                           ============   ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2001:

                                         Amount      Percent
                                      -----------    -------
Three months or less                  $17,070,294      31.6%
Three through six months               11,892,813      22.0%
Six through twelve months              17,099,268      31.7%
Over twelve months                      7,918,288      14.7%
                                      -----------     ------
                      Total           $53,980,663     100.0%
                                      ===========     ======

A summary of the scheduled maturities for all time deposits as of March 31, 2001 is as follows:

                       2001                              $ 147,212,187
                       2002                                 52,130,982
                       2003                                 12,339,076
                       2004                                  5,035,876
                       2005                                  1,134,818
                    Thereafter                                 856,348
                                                        --------------
                                                        $  218,709,287
                                                        ==============

Note 7.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                        Quarter Ended March 31, 2001
                                                 --------------------------------------
                                                 Federal Funds                 Federal
                                                  Purchased                     Home
                                                  and Other                   Loan Bank
                                                  Short-term   Repurchase    Short-term
                                                  Advances     Agreements     Advances
                                                 ----------    ----------    ----------
Balance at March 31                              $2,086,000    $6,225,349    $  850,000
Average balance outstanding for the quarter       1,127,980     6,212,282     5,570,730
Maximum balance outstanding at
    any month end during quarter                  4,298,000     6,225,349     7,467,100
Weighted average interest rate for the quarter        6.01%         4.77%         5.75%
Weighted average interest rate for balances
    outstanding at March 31                           6.72%         4.16%         6.55%


                                                      Year Ended December 31, 2000
                                              -----------------------------------------
                                              Federal Funds                    Federal
                                                Purchased                       Home
                                                and Other                     Loan Bank
                                               Short-term     Repurchase     Short-term
                                                Advances      Agreements      Advances
                                              -----------    -----------    -----------
Balance at December 31                        $ 1,252,000    $ 6,187,914    $ 1,950,900
Average balance outstanding for the year        3,922,918      7,450,110     37,489,925
Maximum balance outstanding at
    any month end                               1,252,000     12,758,541     72,702,003
Weighted average interest rate for the year         7.03%          5.13%          7.13%
Weighted average interest rate for balances
    outstanding at December 31                      7.00%          4.95%          6.63%



Long-term borrowings: The Company's long-term borrowings of $87,493,471 and $81,085,929 at March 31, 2001 and December 31, 2000 respectively, consisted of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2011.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2001 was 5.59% compared to 5.80% for the first three months of 2000.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

                     Year Ending
                     December 31,       Amount
                     ------------    ------------
                         2001        $    285,623
                         2002           1,150,840
                         2003             424,973
                         2004             860,592
                         2005          12,323,714
                      Thereafter       72,447,729
                                     ------------
                                     $ 87,493,471
                                     ============

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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


 (Dollars in thousands)
                                                                                       To be Well Capitalized
                                                                   Minimum Required    under Prompt Corrective
                                                 Actual           Regulatory Capital      Action Provisions
                                           -------------------     ------------------   -----------------------
                                           Amount        Ratio     Amount       Ratio     Amount        Ratio
                                           -------       -----     -------      -----     -------       -----
 As of March 31, 2001
 Total Capital (to risk weighted assets)
    Summit                                 $38,934       12.2%     $25,622       8.0%     $32,027       10.0%
    South Branch                            13,222       10.9%       9,709       8.0%      12,136       10.0%
    Capital State                            7,824       10.0%       6,265       8.0%       7,832       10.0%
    Shenandoah                               7,581       15.6%       3,892       8.0%       4,865       10.0%
    Potomac                                  8,950       13.3%       5,373       8.0%       6,716       10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  36,297       11.3%      12,811       4.0%      19,216        6.0%
    South Branch                            11,940        9.8%       4,855       4.0%       7,282        6.0%
    Capital State                            7,246        9.3%       3,133       4.0%       4,699        6.0%
    Shenandoah                               7,435       15.3%       1,946       4.0%       2,919        6.0%
    Potomac                                  8,319       12.4%       2,687       4.0%       4,030        6.0%
Tier I Capital (to average assets)
    Summit                                  36,297        7.4%      14,627       3.0%      24,379        5.0%
    South Branch                            11,940        7.3%       4,912       3.0%       8,186        5.0%
    Capital State                            7,246        6.1%       3,585       3.0%       5,975        5.0%
    Shenandoah                               7,435        8.4%       2,648       3.0%       4,413        5.0%
    Potomac                                  8,319        7.3%       3,405       3.0%       5,676        5.0%

As of December 31, 2000
Total Capital (to risk weighted assets)
    Summit                                 $37,900       12.8%     $23,688       8.0%     $29,586       10.0%
    South Branch                            12,751       10.6%       9,623       8.0%      12,029       10.0%
    Capital State                            7,679       11.0%       5,585       8.0%       6,981       10.0%
    Shenandoah                               6,521       17.1%       3,051       8.0%       3,813       10.0%
    Potomac                                  8,483       13.0%       5,220       8.0%       6,525       10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  35,329       11.9%      11,875       4.0%      17,813        6.0%
    South Branch                            11,460        9.5%       4,825       4.0%       7,238        6.0%
    Capital State                            7,135       10.2%       2,798       4.0%       4,197        6.0%
    Shenandoah                               6,405       16.8%       1,525       4.0%       2,288        6.0%
    Potomac                                  7,863       12.0%       2,621       4.0%       3,932        6.0%
Tier I Capital (to average assets)
    Summit                                  35,329        8.2%      12,925       3.0%      21,542        5.0%
    South Branch                            11,460        7.1%       4,842       3.0%       8,070        5.0%
    Capital State                            7,135        6.2%       3,452       3.0%       5,754        5.0%
    Shenandoah                               6,405        8.3%       2,315       3.0%       3,858        5.0%
    Potomac                                  7,863        7.1%       3,322       3.0%       5,537        5.0%

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in the financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and its wholly owned subsidiaries, South Branch Valley National Bank ("South Branch"), Capital State Bank, Inc. ("Capital State"), Shenandoah Valley National Bank ("Shenandoah") and Potomac Valley Bank ("Potomac") for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2000 audited financial statements and Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2001 grew 8.6% to $1,009,000, or $1.15 per diluted share as compared to $929,000, or $1.05 per diluted share for the quarter ended March 31, 2000. Returns on average equity and assets for first quarter 2001 were 10.13% and 0.83%, respectively, compared with 10.30% and 0.93% for the same period of 2000.

Net Interest Income

The  Company's  net  interest  income on a fully  tax-equivalent  basis  totaled
$3,941,000 for the three month period ended March 31, 2001 compared to $3,643,000 for the same period of 2000, representing an increase of $298,000 or 8.2%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 22.4% from $376,081,000 during the first quarter of 2000 to $460,133,000 for the first quarter of 2001, which resulted primarily from the growth of Shenandoah.

Summit's net yield on interest earning assets declined to 3.4% for the three month period ended March 31, 2001, compared to 3.9% for the same period in 2000. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in the Company's net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. Conversely, the Company's net interest margin is anticipated to continue to contract over the balance of 2001, due to continued competitive pressures discussed above.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below:


Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                                            For the Quarter Ended March 31,
                                       ---------------------------------------------------------------------
                                                      2001                                 2000
                                       ----------------------------------    -------------------------------
                                        Average     Earnings/      Yield/     Average    Earnings/     Yield/
                                        Balance      Expense        Rate      Balance     Expense       Rate
                                       ---------    ---------      -----     ---------   ---------     -----
 Interest earning assets
     Loans, net of unearned income
        Taxable                        $ 276,735    $   5,973       8.6%     $ 238,849   $   5,060      8.5%
        Tax-exempt (1)                     2,010           53      10.5%         2,117          64     12.1%
    Securities
        Taxable                          160,624        2,846       7.1%       114,898       1,902      6.6%
        Tax-exempt (1)                    16,913          322       7.6%        13,253         263      7.9%
    Federal funds sold and interest
        bearing deposits with other        3,851           52       5.4%         6,964         103      5.9%
                                       ---------    ---------      -----     ---------   ---------     -----
  Total interest earning assets          460,133        9,246       8.0%       376,081       7,392      7.9%
                                                    ---------      -----                 ---------     -----

Noninterest earning assets
    Cash & due from banks                  7,885                                 6,775
    Premises and equipment                12,225                                 9,671
    Other assets                          13,383                                 9,428
    Allowance for loan losses             (2,636)                               (2,281)
                                       ---------                             ---------
           Total assets                $ 490,990                             $ 399,674
                                       =========                             =========

Interest bearing liabilities
    Interest bearing demand deposits   $  65,817    $     539       3.3%     $  60,357   $     476      3.2%
    Savings deposits                      37,671          254       2.7%        41,137         274      2.7%
    Time deposits                        215,198        3,169       5.9%       173,989       2,223      5.1%
    Short-term borrowings                 12,910          171       5.3%        39,015         522      5.4%
    Long-term borrowings                  83,058        1,172       5.6%        17,511         254      5.8%
                                       ---------    ---------      -----     ---------   ---------     -----
Total interest bearing liabilities       414,654        5,305       5.1%       332,009       3,749      4.5%
                                                    ---------      -----                 ---------     -----

Noninterest bearing liabilities
    and shareholders' equity
    Demand deposits                       31,855                                26,898
    Other liabilities                      4,117                                 4,706
    Shareholders' equity                  40,364                                36,061
                                       ---------                             ---------
      Total liabilities and
        shareholders' equity           $ 490,990                             $ 399,674
                                       =========                             =========
 Net interest earnings                              $   3,941                              $   3,643
                                                    =========                              =========
 Net yield on interest earning assets                               3.4%                                3.9%
                                                                   =====                               =====

(1)- Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $89,000 and $70,000 for the periods ended March 31, 2000 and 1999, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                            For the Quarter Ended
                                      March 31, 2001 versus March 31, 2000
                                      ------------------------------------
                                               Increase (Decrease)
                                                Due to Change in:
                                      ------------------------------------
                                       Volume         Rate           Net
                                      -------       -------        -------
Interest earned on:
Loans                                 $   814       $    88        $   902
Securities
  Taxable                                 802           142            944
  Tax-exempt                               70           (11)            59
Federal funds sold and interest
  bearing deposits with other banks       (43)           (8)           (51)
                                      -------       -------        -------
Total interest earned on
  interest earning assets               1,643           211          1,854
                                      -------       -------        -------

Interest paid on:
Interest bearing demand
  deposits                                 44            19             63
Savings deposits                          (23)            3            (20)
Time deposits                             576           370            946
Short-term borrowings                    (347)           (4)          (351)
Long-term borrowings                      926            (8)           918
                                      -------       -------        -------
  Total interest paid on
    interest bearing liabilities        1,176           380          1,556
                                      -------       -------        -------

          Net interest income         $   467       $  (169)       $   298
                                      =======       =======        =======


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

The Company recorded a $145,000 provision for loan losses for the first three months of 2001, compared to $128,000 for the same period in 2000. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first quarter of 2001 were $79,000, as compared to $9,000 over the same period of 2000. At March 31, 2001, the allowance for loan losses totaled $2,637,000 or 0.93% of loans, net of unearned income, compared to $2,571,000 or 0.94% of loans, net of unearned income at December 31, 2000.

Summit's asset quality remains sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but remains at a historically moderate level.

                                            (Dollars in thousands)

                                                 March 31,        December 31,
                                           -------------------
                                             2001        2000        2000
                                            ------      ------      ------
Accruing loans past due 90 days or more     $  515      $  272      $  267
Nonperforming assets:
    Nonaccrual loans                           530         103         568
    Foreclosed properties                        -          27          36
    Repossessed assets                          14          30         115
                                            ------      ------      ------
                 Total                      $1,059      $  432      $  986
                                            ======      ======      ======

Percentage of total loans                      0.4%        0.2%        0.4%
                                            ======      ======      ======

Noninterest Income and Expense

Total other income increased approximately $105,000 or 40.4% to $365,000 during the first quarter of 2001, as compared to the first three months of 2000. The most significant item contributing to this increase was non-recurring gains recognized on the sales of securities of $84,000 in the first three months of 2001.

Total noninterest expense increased approximately $214,000, or 9.3% to $2,522,000 during the first quarter of 2001 as compared to the same period in 2000. Substantially all of this increase resulted due to the increase in occupancy and equipment expense associated with the Company's centralization of data processing for all bank subsidiaries at the company headquarters in Moorefield, West Virginia.

FINANCIAL CONDITION

Total assets of the Company were $505,711,000 at March 31, 2001, compared to $481,239,000 at December 31, 2000, representing a 5.1% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2000 and March 31, 2001.

                                 December 31,   Increase (Decrease)    March 31,
                                               ---------------------
                                    2000        Amount   Percentage       2001
                                  --------     --------   ----------    --------
 Assets
  Federal funds sold              $  1,811     $  7,988      441.1%    $  9,799
  Securities available for sale    176,340        4,074        2.3%     180,414
  Loans, net of unearned income    271,583       10,564        3.9%     282,147

Liabilities
  Interest bearing deposits       $315,930     $ 13,469        4.3%    $329,399
  Short-term borrowings              9,391         (230)      -2.4%       9,161
  Long-term borrowings              81,086        6,407        7.9%      87,493


Loan growth during the first three months of 2001, occurring principally in the commercial and real estate portfolios, was funded by interest bearing deposits and long-term borrowings from the FHLB.

Substantially all the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during first quarter 2001.

Refer to Notes 3, 4, 5 and 6 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and short-term borrowing activity between March 31, 2001 and December 31, 2000.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $137 million, or 27% of total assets at March 31, 2001 versus $143 million, or 30% of total assets at December 31, 2000.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Summit's liquidity.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is Summit's primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of imbedded options. The principal objective of asset/liability management is to minimize interest rate risk and the Company's actions in this regard are taken under the guidance of its Asset/Liability Management Committee ("ALCO"), which is comprised of members of senior management and members of the Board of Directors. The ALCO actively formulates the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business. Summit's net income is affected by changes in the absolute level of interest rates. The Company's interest rate risk position is liability sensitive; that is, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in Company earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk. Summit primarily uses earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds. Noncontractual deposit repricings are modeled on historical patterns.

As of March 31, 2001, Summit's earnings simulation model projects net interest income would decrease by approximately 2.9% if rates rise evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. Conversely, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would rise by approximately 1.3%, as compared to projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 2001 totaled $41,691,000 compared to $39,773,000 at December 31, 2000, representing an increase of 4.8% which resulted primarily from net retained earnings of the Company during the first quarter of 2001 and the appreciation of the Company's available for sale securities portfolio.

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




                                 SUMMIT FINANCIAL GROUP, INC.
                                 (registrant)




                                 By:  /s/ H. Charles Maddy, III
                                      --------------------------------------
                                 H. Charles Maddy, III,
                                 President and Chief Executive Officer



                                 By:  /s/ Robert S. Tissue
                                      --------------------------------------
                                 Robert S. Tissue,
                                 Vice President and Chief Financial Officer



Date:  May 14, 2000