Form 10-Q
period 2001-06-30
SUMMIT FINANCIAL GROUP INC
filed 2001-08-14
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarterly period ended June
                                   30, 2001.

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

                          Common Stock, $2.50 par value
                877,155 shares outstanding as of August 10, 2001

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents




PART  I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated balance sheets
           June 30, 2001 (unaudited) and December 31, 2000.....................3

           Consolidated statements of income for
           the three months and six months ended
           June 30, 2001 and 2000 (unaudited)..................................4

           Consolidated statements of shareholders' equity
           for the six months ended
           June 30, 2001 and 2000 (unaudited)..................................5

           Consolidated statements of cash flows
           for the six months ended
           June 30, 2001 and 2000 (unaudited)................................6-7

           Notes to consolidated financial statements (unaudited)...........8-17

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................18-23

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........23

PART  II.    OTHER INFORMATION

  Item 1.  Legal Proceedings................................................None

  Item 2.  Changes in Securities and Use of Proceeds........................None

  Item 3.  Defaults upon Senior Securities..................................None

  Item 4.  Submission of Matters to a Vote of Security Holders................24

  Item 5.  Other Information................................................None

  Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

           Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 3 to the Consolidated Financial Statements on page 8 of this Quarterly Report is incorporated herein by reference.

           Reports on Form 8-K..............................................None

SIGNATURES....................................................................25

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                     June 30,       December 31,
                                                      2001             2000
                                                   (unaudited)          (*)
                                                  -------------    -------------
 ASSETS
Cash and due from banks                          $  10,675,040    $   7,091,871
Interest bearing deposits with other banks           1,153,609          473,000
Federal funds sold                                   7,638,000        1,811,000
Securities available for sale                      175,393,188      176,340,410
Securities held to maturity                            150,549          400,835
Loans, net                                         297,565,929      271,582,652
Premises and equipment, net                         12,461,181       12,246,821
Accrued interest receivable                          3,880,353        3,760,701
Intangible assets                                    3,493,376        3,634,472
Other assets                                         3,927,005        3,897,339
                                                 -------------    -------------
                          Total assets           $ 516,338,230    $ 481,239,101
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                     $  32,570,233    $  30,031,409
        Interest bearing                           335,482,088      315,930,441
                                                 -------------    -------------
                         Total deposits            368,052,321      345,961,850
                                                 -------------    -------------
    Short-term borrowings                           11,965,120        9,390,814
    Long-term borrowings                            90,599,652       81,085,929
    Other liabilities                                3,300,079        5,027,307
                                                 -------------    -------------
                       Total liabilities           473,917,172      441,465,900
Commitments and Contingencies                    -------------    -------------


Shareholders' Equity
    Common stock, $2.50 par value; authorized
        5,000,000 shares; issued 890,390 shares      2,225,978        2,225,978
    Capital surplus                                 10,482,873       10,482,873
    Retained earnings                               28,359,462       26,765,097
    Less cost of shares acquired for the treasury
       2001 - 13,235 shares; 2000 - 12,835 shares     (532,479)        (517,725)
    Accumulated other comprehensive income           1,885,224          816,978
                                                 -------------    -------------
                   Total shareholders' equity       42,421,058       39,773,201
                                                 -------------    -------------
    Total liabilities and shareholders' equity   $ 516,338,230    $ 481,239,101
                                                 =============    =============


(*) - December 31, 2000 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                              -------------------------  --------------------------
                                                                June 30,      June 30,     June 30,       June 30,
                                                                  2001         2000          2001           2000
                                                              -----------   -----------  ------------   -----------
Interest income
    Interest and fees on loans
        Taxable                                               $ 6,300,208   $ 5,238,263   $12,269,591   $10,313,913
         Tax-exempt                                                42,425        41,695        82,341        78,157
    Interest and dividends on securities
        Taxable                                                 2,729,810     2,323,266     5,575,709     4,225,363
        Tax-exempt                                                227,708       168,690       448,219       342,088
    Interest on interest bearing deposits with other banks          5,315         7,397         9,075        56,348
    Interest on Federal funds sold                                 74,924        21,122       121,881        75,549
                                                              -----------   -----------   -----------   -----------
                       Total interest income                    9,380,390     7,800,433    18,506,816    15,091,418
                                                              -----------   -----------   -----------   -----------
Interest expense
    Interest on deposits                                        3,853,363     3,200,227     7,814,138     6,172,391
    Interest on short-term borrowings                             109,133       963,895       280,283     1,486,421
    Interest on long-term borrowings                            1,237,569       165,071     2,409,189       419,274
                                                              -----------   -----------   -----------   -----------
                      Total interest expense                    5,200,065     4,329,193    10,503,610     8,078,086
                                                              -----------   -----------   -----------   -----------
                        Net interest income                     4,180,325     3,471,240     8,003,206     7,013,332
Provision for loan losses                                         180,000       127,500       325,000       255,001
                                                              -----------   -----------   -----------   -----------
        Net interest income after provision for loan losses     4,000,325     3,343,740     7,678,206     6,758,331
                                                              -----------   -----------   -----------   -----------
Other income
    Insurance commissions                                          26,152        31,470        41,310        52,665
    Service fees                                                  244,821       226,139       467,094       432,530
    Securities gains (losses)                                      93,125             -       177,267             -
    Gain on sale of branch                                              -       224,629             -       224,629
    Other                                                          33,762        16,837        76,792        49,027
                                                              -----------   -----------   -----------   -----------
                        Total other income                        397,860       499,075       762,463       758,851
                                                              -----------   -----------   -----------   -----------
Other expense
    Salaries and employee benefits                              1,366,711     1,235,760     2,691,753     2,448,170
    Net occupancy expense                                         183,893       170,424       378,228       317,972
    Equipment expense                                             283,894       242,477       567,967       438,898
    Supplies                                                       83,308        50,932       135,214        98,776
    Amortization of intangibles                                    70,548        75,851       141,096       156,587
    Other                                                         775,721       749,044     1,371,383     1,371,165
                                                              -----------   -----------   -----------   -----------
                        Total other expense                     2,764,075     2,524,488     5,285,641     4,831,568
                                                              -----------   -----------   -----------   -----------
                    Income before income taxes                  1,634,110     1,318,327     3,155,028     2,685,614
Income tax expense                                                434,750       384,665       946,655       822,720
                                                              -----------   -----------   -----------   -----------
                            Net income                        $ 1,199,360   $   933,662   $ 2,208,373   $ 1,862,894
                                                              ===========   ===========   ===========   ===========

Basic earnings per common share                               $      1.37   $      1.06   $      2.52   $      2.11
                                                              ===========   ===========   ===========   ===========
Diluted earnings per common share                             $      1.37   $      1.06   $      2.52   $      2.11
                                                              ===========   ===========   ===========   ===========

Average common shares outstanding
    Basic                                                         877,155       881,275       877,295       881,275
                                                              ===========   ===========   ===========   ===========
    Diluted                                                       877,155       881,275       877,295       881,275
                                                              ===========   ===========   ===========   ===========
Dividends per common share                                    $      0.70   $      0.50   $      0.70   $      0.50
                                                              ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                        Accumulated
                                                                                                          Other           Total
                                                                                                          Compre-         Share-
                                           Common         Capital         Retained        Treasury        hensive         holders'
                                           Stock          Surplus         Earnings         Stock          Income          Equity
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2000              $  2,225,978    $ 10,482,873    $ 26,765,097    $   (517,725)   $    816,978   $ 39,773,201
Six Months Ended June 30, 2001
  Comprehensive income:
    Net income                                     -               -       2,208,373               -               -       2,208,37
    Other comprehensive income
     net of deferred taxes
     of $1,155,460:
    Net unrealized gain on
     securities of $890,979, net
     of reclassification adjustment
     for gains included in net
     income of $177,267                            -               -               -               -       1,068,246      1,068,246
               --------                                                                                                ------------
  Total comprehensive income                       -               -               -               -               -      3,276,619
                                                                                                                       ------------
  Cash dividends declared ($.70 per share          -               -        (614,008)              -               -       (614,008)
  Cost of 400 shares of common
   stock acquired for the treasury                 -               -               -         (14,754)              -        (14,754)
                                        ------------    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 2001                  $  2,225,978    $ 10,482,873    $ 28,359,462    $   (532,479)   $  1,885,224   $ 42,421,058
                                        ============    ============    ============    ============    ============   ============


Balance, December 31, 1999              $  2,226,293    $ 10,533,674    $ 24,570,174    $   (384,724)   $ (1,862,797)  $ 35,082,620
Six Months Ended June 30, 2000
  Comprehensive income:
    Net income                                     -               -       1,862,894               -               -      1,862,894
    Other comprehensive income,
     net of deferred taxes
     of $171,048:
    Net unrealized (loss) on
     securities of ($285,080), net
     of reclassification adjustment
     for gains (losses) included in net
     income of $                                   -               -               -               -        (311,025)      (311,025)
                                                                                                                       ------------
  Total comprehensive income                                                                                              1,551,869
                                                                                                                       ------------
  Cash dividends declared ($.50 per share)         -               -        (440,637)              -               -       (440,637)
  Purchase of fractional shares                 (318)         (4,566)              -               -               -         (4,884)
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, June 30, 2000                  $  2,225,975    $ 10,529,108    $ 25,992,431    $   (384,724)   $ (2,173,822)  $ 36,188,968
                                        ============    ============    ============    ============    ============   ============

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)



                                                                                     Six Months Ended
                                                                               ----------------------------
                                                                                 June 30,        June 30,
                                                                                   2001            2000
                                                                               ------------    ------------
 Cash Flows from Operating Activities
    Net income                                                                 $  2,208,373    $  1,862,894
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                                452,539         326,071
        Provision for loan losses                                                   325,000         255,001
        Deferred income tax (benefit) expense                                       (55,320)        (47,310)
        Securities (gains) losses                                                  (177,267)              -
        (Gain) loss on disposal of bank premises, equipment and other assets        106,417          12,598
        (Gain) on branch divestiture                                                      -        (224,629)
        Amortization of securities premiums (accretion of discounts), net          (217,969)        (27,370)
        Amortization of intangibles and purchase accounting adjustments, net        139,098          82,379
        (Increase) decrease in accrued interest receivable                         (119,652)       (779,932)
        (Increase) decrease in other assets                                        (194,962)       (126,053)
        Increase (decrease) in other liabilities                                    (48,492)         64,846
                                                                               ------------    ------------
               Net cash provided by operating activities                          2,417,765       1,398,495
                                                                               ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits with other banks          (680,609)      5,591,048
    Proceeds from maturities and calls of securities available for sale          29,148,858       1,947,806
    Proceeds from maturities and calls of securities held to maturity               250,000         140,000
    Proceeds from sales of securities available for sale                         13,591,877       9,355,259
    Principal payments received on securities available for sale                 10,745,248       1,880,413
    Principal payments received on securities held to maturity                            -         254,381
    Purchases of securities available for sale                                  (52,442,345)    (54,685,904)
    Net (increase) decrease in Federal funds sold                                (5,827,000)      2,785,216
    Net loans made to customers                                                 (26,334,094)    (12,937,960)
    Purchases of premises and equipment                                            (774,971)     (2,134,430)
    Proceeds from sales of other assets                                              39,822          44,546
    Purchases of life insurance contracts                                           (74,200)     (1,000,000)
    Net cash and cash equivalents paid
        in branch bank divestiture                                                        -        (820,879)
                                                                               ------------    ------------
          Net cash provided by (used in) investing activities                   (32,357,414)    (49,580,504)
                                                                               ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                          9,267,855      (5,213,673)
    Net increase (decrease) in time deposits                                     12,795,697      23,314,141
    Net increase (decrease) in short-term borrowings                              2,574,305      37,242,593
    Proceeds from long-term borrowings                                            9,700,000               -
    Repayment of long-term borrowings                                              (186,277)     (6,175,700)
    Dividends paid                                                                 (614,008)       (440,637)
    Purchase of treasury stock                                                      (14,754)              -
    Purchase of fractional shares                                                         -          (4,884)
                                                                               ------------    ------------
               Net cash provided by financing activities                         33,522,818      48,721,840
                                                                               ------------    ------------
Increase (decrease) in cash and due from banks                                    3,583,169         539,831
Cash and due from banks:
        Beginning                                                                 7,091,871       7,010,196
                                                                               ------------    ------------
        Ending                                                                 $ 10,675,040    $  7,550,027
                                                                               ============    ============

                               (Continued)
 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)



                                                                                     Six Months Ended
                                                                               ---------------------------
                                                                                 June 30,        June 30,
                                                                                   2001            2000
                                                                               -----------     -----------

 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest                                                               $10,640,583     $ 8,057,647
                                                                               ===========     ===========
        Income taxes                                                           $ 1,025,000     $   953,561
                                                                               ===========     ===========

Supplemental Schedule of Noncash Investingand Financing Activities
    Other assets acquired in settlement of loans                               $    31,817     $    51,000
                                                                               ===========     ===========


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (unaudited)


Note 1.  Basis of Presentation

These consolidated financial statements of Summit Financial Group, Inc. and Subsidiaries ("Summit" or "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual year end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2000 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2000 and June 30, 2001, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Summit currently incurs pre-tax annual goodwill amortization of $282,000 that will cease upon adoption of this standard. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002, will have on its results of operations and financial position.

Note 3.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                      Three Months Ended June 30,  Six Months Ended June 30,
                                      ---------------------------  -------------------------
                                           2001         2000           2001         2000
                                        ----------   ----------     ----------   ----------
 Numerator:
    Net Income                          $1,199,360   $  933,662     $2,208,373   $1,862,894
                                        ==========   ==========     ==========   ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding          877,155      881,275        877,295      881,275

    Effect of dilutive securities:
        Stock options                            -            -              -            -
                                        ----------   ----------     ----------   ----------
    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions                877,155      881,275        877,295      881,275
                                        ==========   ==========     ==========   ==========

Basic earnings per share                $     1.37   $     1.06     $     2.52   $     2.11
                                        ==========   ==========     ==========   ==========

Diluted earnings per share              $     1.37   $     1.06     $     2.52   $     2.11
                                        ==========   ==========     ==========   ==========


Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                               June 30, 2001
                                                           ---------------------------------------------------------
                                                             Amortized             Unrealized             Estimated
                                                                          ---------------------------
                                                                Cost          Gains         Losses       Fair Value
                                                           ------------   ------------   ------------   ------------
 Available for Sale
    Taxable:
        U. S. Government agencies
            and corporations                               $ 48,668,987   $  1,201,057   $      4,035   $ 49,866,009
        Mortgage-backed securities -
            U. S. Government agencies and
            corporations                                     70,519,158      1,074,643        200,870     71,392,931
        State and political subdivisions                      4,637,931         17,897              -      4,655,828
        Corporate debt securities                            26,763,218        761,741            796     27,524,163
        Federal Reserve Bank stock                              341,300              -              -        341,300
        Federal Home Loan Bank stock                          5,184,000              -              -      5,184,000
        Other equity securities                                 306,625              -         87,000        219,625
                                                           ------------   ------------   ------------   ------------
              Total taxable                                 156,421,219      3,055,338        292,701    159,183,856
                                                           ------------   ------------   ------------   ------------
    Tax-exempt:
        State and political subdivisions                     11,412,316        284,416          6,386     11,690,346
        Federal Reserve Bank stock                                4,100              -              -          4,100
        Other equity securities                               4,514,902          2,403          2,419      4,514,886
                                                           ------------   ------------   ------------   ------------
            Total tax-exempt                                 15,931,318        286,819          8,805     16,209,332
                                                           ------------   ------------   ------------   ------------
                  Total                                    $172,352,537   $  3,342,157   $    301,506   $175,393,188
                                                           ============   ============   ============   ============

                                                                                 June 30, 2001
                                                           ---------------------------------------------------------
                                                             Amortized            Unrealized             Estimated
                                                                          ---------------------------
                                                               Cost          Gains          Losses       Fair Value
                                                           ------------   ------------   ------------   ------------
Held to Maturity
    Tax-exempt:
        State and political subdivisions                   $    150,549   $      2,768   $        157   $    153,160
                                                           ============   ============   ============   ============


                                                                          December 31, 2000
                                                     ---------------------------------------------------------
                                                       Amortized             Unrealized             Estimated
                                                                    ---------------------------
                                                          Cost          Gains         Losses       Fair Value
                                                     ------------   ------------   ------------   ------------
Available for Sale
    Taxable:
        U. S. Treasury securities                    $  1,499,026   $      2,850   $          -   $  1,501,876
        U. S. Government agencies
            and corporations                           80,847,229        805,826        262,259     81,390,796
        Mortgage-backed securities -
            U. S. Government agencies and
            corporations                               55,129,636        661,521        244,570     55,546,587
        State and political subdivisions                2,979,364         12,245              -      2,991,609
        Corporate debt securities                      15,198,567        292,153            809     15,489,911
        Federal Reserve Bank stock                        236,300              -              -        236,300
        Federal Home Loan Bank stock                    4,375,900              -              -      4,375,900
        Other equity securities                           306,625              -        124,500        182,125
                                                                    ------------   ------------   ------------
              Total taxable                           160,572,647      1,774,595        632,138    161,715,104
                                                     ------------   ------------   ------------   ------------
    Tax-exempt:
        State and political subdivisions                9,417,015        182,014              -      9,599,029
        Federal Reserve Bank stock                          4,100              -              -          4,100
        Other equity securities                         5,028,978              -          6,801      5,022,177
                                                     ------------   ------------   ------------   ------------
            Total tax-exempt                           14,450,093        182,014          6,801     14,625,306
                                                     ------------   ------------   ------------   ------------
                  Total                              $175,022,740   $  1,956,609   $    638,939   $176,340,410
                                                     ============   ============   ============   ============



                                                                         December 31, 2000
                                                     ---------------------------------------------------------
                                                       Amortized             Unrealized             Estimated
                                                                    ---------------------------
                                                          Cost          Gains         Losses       Fair Value
                                                     ------------   ------------   ------------   ------------
Held to Maturity
    Tax-exempt:
        State and political subdivisions             $    400,835   $      2,213   $         -    $    403,048
                                                     ============   ============   ===========    ============

The maturites, amortized cost and estimated fair values of securities at June 30, 2001, are summarized as follows:

                                                Available for Sale
                                       --------------------------------
                                         Amortized           Estimated
                                           Cost             Fair Value
                                       ------------        ------------

Due in one year or less                $ 29,097,818        $ 29,551,861
Due from one to five years               85,950,865          87,811,009
Due from five to ten years               35,090,033          35,813,604
Due after ten years                      11,859,246          11,949,155
Equity securities                        10,354,575          10,267,559
                                       ------------        ------------
                                       $172,352,537        $175,393,188
                                       ============        ============

                                                 Held to Maturity
                                       --------------------------------
                                         Amortized           Estimated
                                           Cost             Fair Value
                                       ------------        ------------

Due in one year or less                $    150,549        $    153,160
Due from one to five years                        -                   -
Due from five to ten years                        -                   -
Due after ten years                               -                   -
Equity securities                                 -                   -
                                       ------------        ------------
                                       $    150,549        $    153,160
                                       ============        ============




Note 5.  Loans

Loans are summarized as follows:

                                                       June 30,     December 31,
                                                         2001            2000
                                                     ------------   ------------
Commerical                                           $ 26,904,660   $ 26,304,675
Commercial real estate                                 92,524,939     81,809,039
Real estate - construction                              2,818,227      2,729,408
Real estate - mortgage                                135,186,558    124,326,161
Consumer                                               40,414,736     37,586,562
Other                                                   3,042,717      2,000,900
                                                     ------------   ------------
           Total loans                                300,891,837    274,756,745
Less unearned income                                      627,166        603,317
                                                     ------------   ------------
           Total loans net of unearned income         300,264,671    274,153,428
Less allowance for loan losses                          2,698,742      2,570,776
                                                     ------------   ------------
           Loans, net                                $297,565,929   $271,582,652
                                                     ============   ============

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2001 and 2000, and for the year ended December 31, 2000 is as follows:

                                          Six Months Ended          Year Ended
                                             June 30,              December 31,
                                      ------------------------
                                         2001             2000         2000
                                      ----------     ----------     ----------

Balance, beginning of period          $2,570,776     $2,231,555     $2,231,555
Losses:
    Commercial                            91,179              -              -
    Real estate - mortgage                13,881         12,666         62,839
    Consumer                              86,793         38,028        174,719
    Other                                 45,948         33,385         48,521
                                      ----------     ----------     ----------
                  Total                  237,801         84,079        286,079
                                      ----------     ----------     ----------
Recoveries:
    Commercial                             1,057            989          2,031
    Real estate - mortgage                   728          1,602          1,603
    Consumer                              31,674         30,442         53,165
    Other                                  7,308         11,103         11,001
                                      ----------     ----------     ----------
                  Total                   40,767         44,136         67,800
                                      ----------     ----------     ----------
Net losses                               197,034         39,943        218,279
Provision for loan losses                325,000        255,001        557,500
                                      ----------     ----------     ----------
Balance, end of period                $2,698,742     $2,446,613     $2,570,776
                                      ==========     ==========     ==========




Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2001 and December 31, 2000:

                                               June 30,         December 31,
                                                2001               2000
                                            ------------       ------------
Interest bearing demand deposits            $ 74,059,088       $ 69,038,854
Savings deposits                              39,438,595         37,729,798
Certificates of deposit                      201,967,651        190,986,834
Individual retirement accounts                20,016,754         18,174,955
                                            ------------       ------------
                      Total                 $335,482,088       $315,930,441
                                            ============       ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2001:

                                                 Amount           Percent
                                             -----------          -------
Three months or less                         $14,615,508            27.0%
Three through six months                      11,487,577            21.2%
Six through twelve months                     16,575,194            30.5%
Over twelve months                            11,546,403            21.3%
                                             -----------           -----
                      Total                  $54,224,682           100.0%
                                             ===========           =====


A summary of the scheduled maturities for all time deposits as of June 30, 2001 is as follows:

Six Month Period Ending December 31, 2001            $109,029,978
      Year Ending December 31, 2002                    87,712,426
      Year Ending December 31, 2003                    15,766,878
      Year Ending December 31, 2004                     6,312,345
      Year Ending December 31, 2005                     1,430,346
               Thereafter                               1,732,432
                                                     ------------
                                                     $221,984,405
                                                     ============

Note 8.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:


                                                   Six Months Ended June 30, 2001
                                               ---------------------------------------
                                               Federal Funds                  Federal
                                                 Purchased                     Home
                                                 and Other                   Loan Bank
                                                Short-term    Repurchase    Short-term
                                                 Advances     Agreements     Advances
                                                ----------    ----------    ----------
Balance at June 30                              $1,000,000    $7,460,519    $3,504,600
Average balance outstanding for the period       1,321,603     6,808,106     3,558,363
Maximum balance outstanding at
    any month end during period                  4,298,000     7,460,519     7,467,100
Weighted average interest rate for the period        3.94%         4.18%         5.50%
Weighted average interest rate for balances
    outstanding at June 30                           6.50%         3.45%         4.27%



                                                    Year Ended December 31, 2000
                                              ---------------------------------------
                                              Federal Funds                   Federal
                                                Purchased                      Home
                                                and Other                    Loan Bank
                                               Short-term    Repurchase     Short-term
                                                Advances     Agreements      Advances
                                              -----------    -----------    -----------
Balance at December 31                        $ 1,252,000    $ 6,187,914    $ 1,950,900
Average balance outstanding for the year        3,922,918      7,450,110     37,489,925
Maximum balance outstanding at
    any month end                               1,252,000     12,758,541     72,702,003
Weighted average interest rate for the year         7.03%          5.13%          7.13%
Weighted average interest rate for balances
    outstanding at December 31                      7.00%          4.95%          6.63%

Long-term borrowings: The Company's long-term borrowings of $90,599,652 and $81,085,929 at June 30, 2001 and December 31, 2000, respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2011.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2001 was 5.64% compared to 5.50% for the first six months of 2000.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

                    Year Ending
                   December 31,               Amount
                   ------------            ------------
                       2001                $    191,803
                       2002                   1,150,841
                       2003                     424,973
                       2004                   3,360,592
                       2005                  17,323,714
                    Thereafter               68,147,729
                                           ------------
                                           $ 90,599,652
                                           ============



Note 9.  Pending Stock Split

On July 27, 2001, Summit's Board of Directors authorized a 2-for-1 split of the Company's common stock to be effected in the form of a 100% stock dividend distributable on August 20, 2001 to shareholders of record as of August 10, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

 (Dollars in thousands)

                                                                                       To be Well Capitalized
                                                                  Minimum Required    under Prompt Corrective
                                                Actual           Regulatory Capital      Action Provisions
                                         -------------------     -------------------    -------------------
                                           Amount     Ratio        Amount    Ratio       Amount      Ratio
                                         ---------   -------     ---------  -------     ---------   -------
As of June 30, 2001
Total Capital (to risk weighted assets)
    Summit                               $  39,740     12.2%     $  26,096     8.0%     $  32,620     10.0%
    South Branch                            13,151     10.9%         9,669     8.0%        12,086     10.0%
    Capital State                            8,717     11.2%         6,240     8.0%         7,800     10.0%
    Shenandoah                               8,828     18.1%         3,892     8.0%         4,865     10.0%
    Potomac                                  8,170     14.7%         4,458     8.0%         5,573     10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  37,040     11.4%        13,048     4.0%        19,572      6.0%
    South Branch                            11,810      9.8%         4,834     4.0%         7,252      6.0%
    Capital State                            8,162     10.5%         3,120     4.0%         4,680      6.0%
    Shenandoah                               7,980     14.3%         2,229     4.0%         3,344      6.0%
    Potomac                                  8,213     11.6%         2,844     4.0%         4,266      6.0%
Tier I Capital (to average assets)
    Summit                                  37,040      7.3%        15,240     3.0%        25,400      5.0%
    South Branch                            11,810      7.1%         4,976     3.0%         8,293      5.0%
    Capital State                            8,162      6.6%         3,710     3.0%         6,183      5.0%
    Shenandoah                               7,980      8.2%         2,933     3.0%         4,888      5.0%
    Potomac                                  8,213      7.0%         3,532     3.0%         5,886      5.0%

As of December 31, 2000
Total Capital (to risk weighted assets)
    Summit                               $  37,900     12.8%     $  23,688     8.0%     $  29,586     10.0%
    South Branch                            12,751     10.6%         9,623     8.0%        12,029     10.0%
    Capital State                            7,679     11.0%         5,585     8.0%         6,981     10.0%
    Shenandoah                               6,521     17.1%         3,051     8.0%         3,813     10.0%
    Potomac                                  8,483     13.0%         5,220     8.0%         6,525     10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  35,329     11.9%        11,875     4.0%        17,813      6.0%
    South Branch                            11,460      9.5%         4,825     4.0%         7,238      6.0%
    Capital State                            7,135     10.2%         2,798     4.0%         4,197      6.0%
    Shenandoah                               6,405     16.8%         1,525     4.0%         2,288      6.0%
    Potomac                                  7,863     12.0%         2,621     4.0%         3,932      6.0%
Tier I Capital (to average assets)
    Summit                                  35,329      8.2%        12,925     3.0%        21,542      5.0%
    South Branch                            11,460      7.1%         4,842     3.0%         8,070      5.0%
    Capital State                            7,135      6.2%         3,452     3.0%         5,754      5.0%
    Shenandoah                               6,405      8.3%         2,315     3.0%         3,858      5.0%
    Potomac                                  7,863      7.1%         3,322     3.0%         5,537      5.0%



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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $1,199,000, or $1.37 per diluted share for the second quarter of 2001, as compared to $934,000, or $1.06 per diluted share for the second quarter of 2000. Net income for the six months ended June 30, 2001 grew 18.5% to $2,208,000, or $2.52 per diluted share as compared to $1,863,000, or $2.11 per diluted share for the six months ended June 30, 2000. Returns on average equity and assets for the first six months of 2001 were 10.71% and 0.88%, respectively, compared with 10.42% and 0.91% for the same period of 2000. Improved financial performance for the first six months of 2001 resulted primarily from growth in net interest income.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $8,243,000 for the six month period ended June 30, 2001 compared to $7,228,000 for the same period of 2000, representing an increase of $1,015,000 or 14.0%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 21.9% from $385,124,000 during the first six months of 2000 to $469,480,000 for the first six months of 2001, which resulted primarily from the growth of Shenandoah.

Summit's net yield on interest earning assets declined to 3.5% for the six month period ended June 30, 2001, compared to 3.8% for the same period in 2000. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in the Company's net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. The Company's net interest margin is anticipated to remain stable or increase slightly over the remainder of 2001 due to the recent lowering of rates which has positively influenced the Company's cost of funds.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below:

  Table I - Average Balance Sheet and Net Interest Income Analysis (Dollars in thousands)

                                                                       For the Six Months Ended June 30,
                                                ----------------------------------------------------------------------
                                                                2001                                 2000
                                                -----------------------------------   --------------------------------
                                                  Average     Earnings/      Yield/    Average    Earnings/     Yield/
                                                  Balance      Expense        Rate     Balance     Expense       Rate
                                                ---------     ---------      ------   ---------   ---------      -----
Interest earning assets
    Loans, net of unearned income
        Taxable                                 $ 284,232     $  12,269        8.6%   $ 241,196   $  10,314       8.6%
        Tax-exempt (1)                              2,379           126       10.6%       1,993         118      11.8%
    Securities
        Taxable                                   160,246         5,584        7.0%     124,662       4,225       6.8%
        Tax-exempt (1)                             16,954           638        7.5%      13,246         518       7.8%
    Federal funds sold and interest
        bearing deposits with other bank5,669         130                      4.6%       4,027         131       6.5%
                                                ---------     ---------       ----    ---------   ---------      ----
  Total interest earning assets                   469,480        18,747        8.0%     385,124      15,306       7.9%
                                                              ---------       ----                ---------      ----

Noninterest earning assets
    Cash & due from banks                           8,326                                 7,629
    Premises and equipment                         12,358                                10,134
    Other assets                                   13,876                                 9,493
    Allowance for loan losses                      (2,678)                               (2,340)
                                                ---------                             ---------
           Total assets                         $ 501,362                             $ 410,040
                                                =========                             =========

Interest bearing liabilities
    Interest bearing demand deposits            $  69,753     $   1,051        3.0%   $  59,446   $     956       3.2%
    Savings deposits                               38,564           500        2.6%      40,837         549       2.7%
    Time deposits                                 217,963         6,266        5.7%     178,572       4,668       5.2%
    Short-term borrowings                          11,688           279        4.8%      49,376       1,486       6.0%
    Long-term borrowings                           85,410         2,408        5.6%      15,292         419       5.5%
                                                ---------     ---------       ----    ---------   ---------      ----
Total interest bearing liabilities                423,378        10,504        5.0%     343,523       8,078       4.7%
                                                              ---------       ----                ---------      ----

Noninterest bearing liabilities
    and shareholders' equity
    Demand deposits                                32,664                                27,205
    Other liabilities                               4,115                                 3,540
    Shareholders' equity                           41,205                                35,772
                                                ---------                             ---------
      Total liabilities and
        shareholders' equity                    $ 501,362                             $ 410,040
                                                =========                             =========
Net interest earnings                                         $   8,243                            $   7,228
                                                              =========                            =========
Net yield on interest earning assets                                           3.5%                               3.8%
                                                                              ====                               ====

(1) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $240,000 and $215,000 for the periods ended June 30, 2001 and 2000, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                                   For the Six Ended
                                          June 30, 2001 versus June 30, 2000
                                          ----------------------------------
                                                   Increase (Decrease)
                                                    Due to Change in:
                                          ---------------------------------
                                          Volume         Rate         Net
                                          -------      -------      -------
Interest earned on:
Loans                                     $ 1,877      $    86      $ 1,963
Securities
  Taxable                                   1,237          122        1,359
  Tax-exempt                                  140          (20)         120
Federal funds sold and interest
  bearing deposits with other banks            44          (45)          (1)
                                          -------      -------      -------
Total interest earned on
  interest earning assets                   3,298          143        3,441
                                          -------      -------      -------

Interest paid on:
Interest bearing demand
  deposits                                    158          (63)          95
Savings deposits                              (30)         (19)         (49)
Time deposits                               1,101          497        1,598
Short-term borrowings                        (949)        (258)      (1,207)
Long-term borrowings                        1,976           13        1,989
                                          -------      -------      -------
  Total interest paid on
    interest bearing liabilities            2,256          170        2,426
                                          -------      -------      -------

          Net interest income             $ 1,042      $   (27)     $ 1,015
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

The Company recorded a $325,000 provision for loan losses for the first six months of 2001, compared to $255,000 for the same period in 2000, an increase of $70,000 or 27.5%. This increase represents higher net loan charge offs, greater levels of nonperforming assets and continued growth of the loan portfolio. Net loan charge offs for the first six months of 2001 were $197,000, as compared to $40,000 over the same period of 2000. At June 30, 2001, the allowance for loan losses totaled $2,699,000 or 0.90% of loans, net of unearned income, compared to $2,571,000 or 0.94% of loans, net of unearned income at December 31, 2000.

As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have increased significantly during the past 12 months, but remains at a historically moderate level. Included in nonaccrual loans are three commercial credits totaling $915,000 at June 30, 2001, or approximately 73.0% of all such loans. Each of these credits is secured by real estate and other business assets.

 Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                                      June 30,      December 31,
                                                -----------------
                                                 2001       2000       2000
                                                ------     ------     ------
Accruing loans past due 90 days or more         $  157     $   83     $  267
Nonperforming assets:
    Nonaccrual loans                             1,254         75        568
    Foreclosed properties                            -         27         36
    Repossessed assets                              31          1        115
                                                ------     ------     ------
                 Total                          $1,442     $  186     $  986
                                                ======     ======     ======

Percentage of total loans                          0.5%       0.1%       0.4%
                                                   ===        ===        ===


Noninterest Expense

Total noninterest expense increased approximately $454,000, or 9.4% to $5,286,000 during the first six months of 2001 as compared to the same period in 2000. This increase was due primarily to an increase in salaries and employee expense associated with additional employees at Shenandoah and an increase in occupancy and equipment expense associated with the Company's centralization of data processing for all bank subsidiaries at the company headquarters in Moorefield, West Virginia.

FINANCIAL CONDITION

Total assets of the Company were $516,338,000 at June 30, 2001, compared to $481,239,000 at December 31, 2000, representing a 7.3% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2000 and June 30, 2001.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                      Balance                           Balance
                                   December 31,   Increase (Decrease)   June 30,
                                                 ---------------------
                                       2000       Amount  Percentage      2001
                                       ----      -------- ----------      ----
 Assets
   Securities available for sale    $ 176,340      $ (947)    -0.5%    $ 175,393
   Loans, net of unearned income      271,583      25,983      9.6%      297,566

 Liabilities
   Interest bearing deposits        $ 315,930    $ 19,552      6.2%    $ 335,482
   Short-term borrowings                9,391       2,574     27.4%       11,965
   Long-term borrowings                81,086       9,514     11.7%       90,600



Loan growth during the first six months of 2001, occurring principally in the commercial and real estate portfolios, was funded by interest bearing deposits and long-term borrowings from the FHLB.

Substantially all of the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during first six months of 2001.

Refer to Notes 4, 5, 6, 7 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and short-term borrowing activity between June 30, 2001 and December 31, 2000.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $120 million or 23% of total assets at June 30, 2001 versus $143 million, or 30% of total assets at December 31, 2000.

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

As of June 30, 2001, Summit's earnings simulation model projects net interest income would decrease by approximately 2.0% if rates rise evenly by 200 basis points over the next 12 month period, as compared to a projected stable rate net interest income. Conversely, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would rise by approximately 0.7%, as compared to a projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 2001 totaled $42,421,000 compared to $39,773,000 at December 31, 2000, representing an increase of 6.7% which resulted primarily from net retained earnings of the Company during the first six months of 2001 and the appreciation of the Company's available for sale securities portfolio.

Refer to Note 10 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2001, at the annual meeting of the shareholders of Summit Financial Group, Inc., the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions and withheld votes concerning each matter are indicated in the following tabulations.

1. Election of the following listed individuals to the Company's Board of Directors for three year terms.

                                                     For               Withheld
         Oscar M. Bean                               656,453           930
         Dewey F. Bensenhaver                        657,383           0
         John W. Crites                              652,527           4,856
         James Paul Geary                            651,751           5,632
         Phoebe F. Heishman                          656,093           1,290
         Charles S. Piccirillo                       656,092           1,291


     The following directors' terms of office continued after the 2001 annual shareholders' meeting: Frank A. Baer, III, James M. Cookman, Patrick N. Frye, Thomas J. Hawse, III, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, Duke A. McDaniel, Harold K. Michael, Ronald F. Miller, George,
     R. Ours and Harry C. Welton.

2. Ratify Arnett & Foster, CPA's to serve as the Company's independent auditors for 2001.

                For               Against           Abstentions
                656,833           355               1,024

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




                              SUMMIT FINANCIAL GROUP, INC.
                              (registrant)




                              By:  /s/ H. Charles Maddy, III
                                   --------------------------------------------
                              H. Charles Maddy, III,
                              President and Chief Executive Officer



                              By:  /s/ Robert S. Tissue
                                   --------------------------------------------
                              Robert S. Tissue,
                              Vice President and Chief Financial Officer



Date:  August 10, 2001