Form 10-Q
period 2001-09-30
SUMMIT FINANCIAL GROUP INC
filed 2001-11-14
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended
                              September 30, 2001.

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

                          Common Stock, $2.50 par value
               1,754,310 shares outstanding as of November 9, 2001

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents



                                                                            Page
PART  I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated balance sheets
             September 30, 2001 (unaudited) and December 31, 2000..............3

             Consolidated statements of income for
             the three months and nine months ended
             September 30, 2001 and 2000 (unaudited)...........................4

             Consolidated statements of shareholders' equity
             for the nine months ended
             September 30, 2001 and 2000 (unaudited)...........................5

             Consolidated statements of cash flows
             for the nine months ended
             September 30, 2001 and 2000 (unaudited).........................6-7

             Notes to consolidated financial statements (unaudited).........8-17

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................18-23

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......23

PART  II.   OTHER INFORMATION

  Item 1.    Legal Proceedings..............................................None

  Item 2.    Changes in Securities and Use of Proceeds......................None

  Item 3.    Defaults upon Senior Securities................................None

  Item 4.    Submission of Matters to a Vote of Security Holders............None

  Item 5.    Other Information..............................................None

  Item 6.    Exhibits and Reports on Form 8-K

             Exhibits

               Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 3 to the Consolidated Financial Statements on page 8 of this Quarterly Report is incorporated herein by reference.

             Reports on Form 8-K............................................None

SIGNATURES....................................................................24

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                  September 30,    December 31,
                                                      2001             2000
                                                  (unaudited)          (*)
                                                 --------------   -------------
 ASSETS
Cash and due from banks                          $   8,384,827    $   7,091,871
Interest bearing deposits with other banks             116,122          473,000
Federal funds sold                                   8,382,000        1,811,000
Securities available for sale                      184,946,145      176,340,410
Securities held to maturity                            150,425          400,835
Loans, net                                         320,713,286      271,582,652
Premises and equipment, net                         12,738,232       12,246,821
Accrued interest receivable                          3,972,518        3,760,701
Intangible assets                                    3,422,828        3,634,472
Other assets                                         4,054,683        3,897,339
                                                 -------------    -------------
                          Total assets           $ 546,881,066    $ 481,239,101
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                     $  32,685,444    $  30,031,409
        Interest bearing                           354,121,921      315,930,441
                                                 -------------    -------------
                         Total deposits            386,807,365      345,961,850
                                                 -------------    -------------
    Short-term borrowings                           12,988,575        9,390,814
    Long-term borrowings                            98,304,452       81,085,929
    Other liabilities                                4,031,276        5,027,307
                                                 -------------    -------------
                       Total liabilities           502,131,668      441,465,900
                                                 -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Common stock, $2.50 par value; authorized
       5,000,000 shares; issued 1,780,780            4,451,950        4,451,950
    Capital surplus                                  8,256,901        8,256,901
    Retained earnings                               29,797,041       26,765,097
    Less cost of shares acquired for the treasury
      2001 - 26,470 shares; 2000 - 25,670 shares      (532,479)        (517,725)
    Accumulated other comprehensive income           2,775,985          816,978
                                                 -------------    -------------
                   Total shareholders' equity       44,749,398       39,773,201
                                                 -------------    -------------

     Total liabilities and shareholders' equity  $ 546,881,066    $ 481,239,101
                                                 =============    =============

(*) - December 31, 2000 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                              ----------------------------  ----------------------------
                                                              September 30,  September 30,  September 30,  September 30,
                                                                  2001           2000           2001           2000
                                                              -----------    -----------    -----------    -----------
Interest income
     Interest and fees on loans
        Taxable                                               $ 6,589,313    $ 5,518,193    $18,858,904    $15,832,106
        Tax-exempt                                                 48,826         45,885        131,167        124,042
    Interest and dividends on securities
        Taxable                                                 2,675,642      2,558,012      8,251,351      6,783,375
        Tax-exempt                                                241,125        165,040        689,344        507,128
    Interest on interest bearing deposits with other banks          3,548          3,384         12,623         59,732
    Interest on Federal funds sold                                 77,415         44,179        199,296        119,728
                                                              -----------    -----------    -----------    -----------
                       Total interest income                    9,635,869      8,334,693     28,142,685     23,426,111
                                                              -----------    -----------    -----------    -----------
Interest expense
    Interest on deposits                                        3,698,379      3,485,686     11,512,517      9,658,077
    Interest on short-term borrowings                              90,627      1,263,288        370,910      2,749,709
    Interest on long-term borrowings                            1,326,016        163,041      3,735,205        582,315
                                                              -----------    -----------    -----------    -----------
                      Total interest expense                    5,115,022      4,912,015     15,618,632     12,990,101
                                                              -----------    -----------    -----------    -----------
                        Net interest income                     4,520,847      3,422,678     12,524,053     10,436,010
Provision for loan losses                                         227,500        139,962        552,500        394,963
                                                              -----------    -----------    -----------    -----------
        Net interest income after provision for loan losses     4,293,347      3,282,716     11,971,553     10,041,047
                                                              -----------    -----------    -----------    -----------
Other income
    Insurance commissions                                          26,322         29,532         67,632         82,197
    Service fees                                                  271,852        208,596        738,946        641,126
    Securities gains (losses)                                     204,405              -        381,672              -
    Gain on sale of branch                                              -              -              -        224,629
    Other                                                          57,545         51,201        134,337        100,228
                                                              -----------    -----------    -----------    -----------
                        Total other income                        560,124        289,329      1,322,587      1,048,180
                                                              -----------    -----------    -----------    -----------
Other expense
    Salaries and employee benefits                              1,441,475      1,241,789      4,133,228      3,689,959
    Net occupancy expense                                         186,382        168,819        564,610        486,791
    Equipment expense                                             298,125        228,428        866,092        667,323
    Supplies                                                       74,534         68,225        209,748        167,001
    Amortization of intangibles                                    70,548         73,230        211,644        229,817
    Other                                                         671,148        695,397      2,042,531      2,066,560
                                                              -----------    -----------    -----------    -----------
                        Total other expense                     2,742,212      2,475,888      8,027,853      7,307,451
                                                              -----------    -----------    -----------    -----------
                    Income before income taxes                  2,111,259      1,096,157      5,266,287      3,781,776
Income tax expense                                                673,680        352,805      1,620,335      1,175,525
                                                              -----------    -----------    -----------    -----------
                            Net income                        $ 1,437,579    $   743,352    $ 3,645,952    $ 2,606,251
                                                              ===========    ===========    ===========    ===========

Basic earnings per common share                               $      0.82    $      0.42    $      2.08    $      1.48
                                                              ===========    ===========    ===========    ===========
Diluted earnings per common share                             $      0.82    $      0.42    $      2.08    $      1.48
                                                              ===========    ===========    ===========    ===========

Average common shares outstanding
    Basic                                                       1,754,310      1,761,595      1,754,495      1,762,229
                                                              ===========    ===========    ===========    ===========
    Diluted                                                     1,757,102      1,761,595      1,754,495      1,762,229
                                                              ===========    ===========    ===========    ===========

Dividends per common share                                            $ -            $ -    $      0.70    $      0.50
                                                              ===========    ===========    ===========    ===========

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
-------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                        Accumulated
                                                                                                           Other          Total
                                                                                                           Compre-        Share-
                                           Common          Capital        Retained        Treasury         hensive        holders'
                                           Stock           Surplus        Earnings         Stock           Income         Equity
                                        ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 2000              $  4,451,950    $  8,256,901    $ 26,765,097    $   (517,725)   $    816,978   $ 39,773,201
Nine Months Ended September 30, 2001
Comprehensive income:
  Net income                                       -               -       3,645,952               -               -      3,645,952
  Other comprehensive income,
    net of deferred taxes
    of $1,054,874:
    Net unrealized gain on
     securities of $1,577,335, net
     of reclassification adjustment
     for gains included in net
     income of $381,672                            -               -               -               -       1,959,007      1,959,007
                                                                                                                       ------------
Total comprehensive income                         -               -               -               -               -      5,604,959
                                                                                                                       ------------
Cash dividends declared ($.70 per share)           -               -        (614,008)              -               -       (614,008)
Purchase of treasury shares                        -               -               -         (14,754)              -        (14,754)
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, September 30, 2001             $  4,451,950    $  8,256,901    $ 29,797,041    $   (532,479)   $  2,775,985   $ 44,749,398
                   === ====             ============    ============    ============    ============    ============   ============

Balance, December 31, 1999              $  4,452,265    $  8,307,702    $ 24,570,174    $   (384,724)   $ (1,862,797)  $ 35,082,620
Nine Months Ended September 30, 2000
  Comprehensive income:
   Net income                                      -               -       2,606,251               -               -      2,606,251
   Other comprehensive income,
    net of deferred taxes
    of $471,629:
    Net unrealized (loss) on
     securities of $727,397, net
     of reclassification adjustment
     for gains (losses) included
     in net income of $                            -               -               -               -        727,397         727,397
                                                                                                                       ------------
  Total comprehensive income                                                                                              3,333,648
                                                                                                                       ------------
  Cash dividends declared($.50 per share)          -               -        (440,637)              -               -       (440,637)
  Purchase of treasury shares                                                                (63,904)                       (63,904)
  Purchase of fractional shares                 (315)         (4,531)              -               -               -         (4,884)
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, September 30, 2000             $  4,451,950    $  8,303,171    $ 26,735,788    $   (448,628)   $ (1,135,400)  $ 37,906,843
                                        ============    ============    ============    ============    ============   ============

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                                 Nine Months Ended
                                                                           -----------------------------
                                                                           September 30,   September 30,
                                                                               2001            2000
                                                                           ------------    ------------
Cash Flows from Operating Activities
  Net income                                                               $  3,645,952    $  2,606,251
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation                                                                682,527         508,547
    Provision for loan losses                                                   552,500         394,963
    Deferred income tax (benefit) expense                                      (137,340)        (56,875)
    Securities (gains) losses                                                  (381,670)              -
    (Gain) loss on disposal of bank premises, equipment and other assets        100,159          12,598
    (Gain) on branch divestiture                                                      -        (224,629)
    Amortization of securities premiums (accretion of discounts), net          (293,616)        (70,086)
    Amortization of intangibles and purchase accounting adjustments, net        209,593         141,909
    (Increase) decrease in accrued interest receivable                         (211,817)     (1,322,877)
    (Increase) decrease in other assets                                        (174,691)       (376,569)
    Increase (decrease) in other liabilities                                    218,773         522,110
                                                                           ------------    ------------
           Net cash provided by operating activities                          4,210,370       2,135,342
                                                                           ------------    ------------
Cash Flows from Investing Activities
  Net (increase) decrease in interest bearing deposits with other banks         356,878       5,598,568
  Proceeds from maturities and calls of securities available for sale        43,959,529       2,797,633
  Proceeds from maturities and calls of securities held to maturity             250,000         140,000
  Proceeds from sales of securities available for sale                       24,150,733       9,355,259
  Principal payments received on securities available for sale               19,168,665       3,248,100
  Principal payments received on securities held to maturity                          -         254,930
  Purchases of securities available for sale                                (94,070,010)    (63,630,072)
  Net (increase) decrease in Federal funds sold                              (6,571,000)        603,216
  Net loans made to customers                                               (49,800,232)    (27,093,155)
  Purchases of premises and equipment                                        (1,298,894)     (3,507,793)
  Proceeds from disposal of assets                                               88,278          47,546
  Purchases of life insurance contracts                                         (74,200)     (1,000,000)
  Net cash and cash equivalents paid
   in branch bank divestiture                                                         -        (820,879)
                                                                           ------------    ------------
           Net cash provided by (used in) investing activities              (63,840,253)    (74,006,647)
                                                                           ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposit, NOW and
      savings accounts                                                       18,440,513      (2,394,382)
  Net increase (decrease) in time deposits                                   22,294,803      35,046,460
  Net increase (decrease) in short-term borrowings                            3,597,762      46,909,927
  Proceeds from long-term borrowings                                         17,500,000               -
  Repayment of long-term borrowings                                            (281,477)     (6,765,495)
  Dividends paid                                                               (614,008)       (440,637)
  Purchase of treasury shares                                                   (14,754)        (63,904)
  Purchase of fractional shares                                                       -          (4,884)
                                                                           ------------    ------------
             Net cash provided by financing activities                       60,922,839      72,287,085
                                                                           ------------    ------------
Increase (decrease) in cash and due from banks                                1,292,956         415,780
Cash and due from banks:
   Beginning                                                                  7,091,871       7,010,196
                                                                           ------------    ------------
   Ending                                                                  $  8,384,827    $  7,425,976
                                                                           ============    ============

                               (Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 30,    September 30,
                                                                               2001            2000
                                                                          ------------     ------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                               $15,846,167     $12,546,692
                                                                           ===========     ===========
    Income taxes                                                           $ 1,712,000     $ 1,388,561
                                                                           ===========     ===========

Supplemental Schedule of Noncash Investingand Financing Activities
  Other assets acquired in settlement of loans                             $   126,098     $    76,250
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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2000 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2000 and September 30, 2001, as previously presented, have been reclassified to conform to current year classifications.

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

Note 3.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                          Three Months              Nine Months
                                      Ended September 30,       Ended September 30,
                                    -----------------------   -----------------------
                                       2001         2000         2001         2000
                                    ----------   ----------   ----------   ----------
Numerator:
  Net Income                        $1,437,579   $  743,355   $3,645,952   $2,606,251
                                    ==========   ==========   ==========   ==========

Denominator:
  Denominator for basic earnings
    per share - weighted average
    common shares outstanding        1,754,310    1,761,594    1,754,495    1,762,230

  Effect of dilutive securities:
    Stock options                        2,792            -            -            -
                                    ----------   ----------   ----------   ----------

  Denominator for diluted earnings
    per share - weighted average
    common shares outstanding and
    assumed conversions              1,757,102    1,761,594    1,754,495    1,762,230
                                    ==========   ==========   ==========   ==========

Basic earnings per share            $     0.82   $     0.42   $     2.08   $     1.48
                                    ==========   ==========   ==========   ==========

Diluted earnings per share          $     0.82   $     0.42   $     2.08   $     1.48
                                    ==========   ==========   ==========   ==========


Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                             September 30, 2001
                                        ---------------------------------------------------------
                                          Amortized             Unrealized             Estimated
                                                       ---------------------------
                                            Cost          Gains          Losses       Fair Value
                                        ------------   ------------   ------------   ------------
Available for Sale
 Taxable:
     U. S. Government agencies
        and corporations                $ 46,347,609   $  1,575,298   $      5,106   $ 47,917,801
    Mortgage-backed securities -
        U. S. Government agencies and
        corporations                      78,430,406      1,589,294         60,081     79,959,619
    State and political subdivisions       5,329,922         22,807          1,375      5,351,354
    Corporate debt securities             25,411,147      1,148,484         11,084     26,548,547
    Federal Reserve Bank stock               341,300              -              -        341,300
    Federal Home Loan Bank stock           5,377,900              -              -      5,377,900
    Other equity securities                  306,625              -         87,000        219,625
                                        ------------   ------------   ------------   ------------
          Total taxable                  161,544,909      4,335,883        164,646    165,716,146
                                        ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions      14,094,706        421,195            292     14,515,609
    Federal Reserve Bank stock                 4,100              -              -          4,100
    Other equity securities                4,825,068              -        114,778      4,710,290
                                                       ------------   ------------   ------------
        Total tax-exempt                  18,923,874        421,195        115,070     19,229,999
                                        ------------   ------------   ------------   ------------
              Total                     $180,468,783   $  4,757,078   $    279,716   $184,946,145
                                        ============   ============   ============   ============

                                                          September 30, 2001
                                        ---------------------------------------------------------
                                          Amortized             Unrealized             Estimated
                                                       ---------------------------
                                            Cost          Gains          Losses       Fair Value
                                        ------------   ------------   ------------   ------------
Held to Maturity
 Tax-exempt:
     State and political subdivisions   $    150,425   $      2,350   $        157   $    152,618
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
                                      ============   ============   ============   ============

The maturities, amortized cost and estimated fair values of securities at September 30, 2001, are summarized as follows:


                                                    Available for Sale
                                            ---------------------------------
                                               Amortized          Estimated
                                                 Cost             Fair Value
                                            -------------       -------------

 Due in one year or less                    $  34,433,209       $  35,174,343
 Due from one to five years                    93,894,684          96,708,882
 Due from five to ten years                    27,618,376          28,576,756
 Due after ten years                           13,667,521          13,832,949
 Equity securities                             10,854,993          10,653,215
                                            -------------       -------------
                                            $ 180,468,783       $ 184,946,145
                                            =============       =============

                                                     Held to Maturity
                                            ---------------------------------
                                               Amortized          Estimated
                                                 Cost             Fair Value
                                            -------------       -------------

 Due in one year or less                    $    150,425        $     152,618
 Due from one to five years                            -                    -
 Due from five to ten years                            -                    -
 Due after ten years                                   -                    -
 Equity securities                                     -                    -
                                            ------------        -------------
                                            $    150,425        $     152,618
                                            ============        =============



Note 5.  Loans

Loans are summarized as follows:

                                                September 30,  December 31,
                                                    2001           2000
                                                ------------   ------------
Commerical                                      $ 26,480,269   $ 26,304,675
Commercial real estate                           106,837,585     81,809,039
Real estate - construction                         2,700,827      2,729,408
Real estate - mortgage                           141,958,535    124,326,161
Consumer                                          39,872,354     37,586,562
Other                                              6,415,024      2,000,900
                                                ------------   ------------
           Total loans                           324,264,594    274,756,745
Less unearned income                                 697,094        603,317
                                                ------------   ------------
           Total loans net of unearned income    323,567,500    274,153,428
Less allowance for loan losses                     2,854,214      2,570,776
                                                ------------   ------------
           Loans, net                           $320,713,286   $271,582,652
                                                ============   ============

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2001 and 2000, and for the year ended December 31, 2000 is as follows:

                                           Nine Months Ended        Year Ended
                                            September 30,          December 31,
                                     -------------------------     -----------
                                         2001           2000           2000
                                     ----------     ----------     -----------
Balance, beginning of period         $2,570,776     $2,231,555     $2,231,555
Losses:
    Commercial                           91,179              -              -
    Real estate - mortgage               46,977         12,839         62,839
    Consumer                            151,438         93,078        174,719
    Other                                60,773         34,244         48,521
                                     ----------     ----------     ----------
                  Total                 350,367        140,161        286,079
                                     ----------     ----------     ----------
Recoveries:
    Commercial                            1,635          1,177          2,031
    Real estate - mortgage                  728          1,603          1,603
    Consumer                             65,571         37,951         53,165
    Other                                13,371         10,102         11,001
                                     ----------     ----------     ----------
                  Total                  81,305         50,833         67,800
                                     ----------     ----------     ----------
Net losses                              269,062         89,328        218,279
Provision for loan losses               552,500        394,963        557,500
                                     ----------     ----------     ----------
Balance, end of period               $2,854,214     $2,537,190     $2,570,776
                                     ==========     ==========     ==========


Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2001 and December 31, 2000:

                                          September 30,     December 31,
                                              2001             2000
                                          ------------     ------------
Interest bearing demand deposits          $ 80,787,458     $ 69,038,854
Savings deposits                            41,767,671       37,729,798
Certificates of deposit                    210,666,505      190,986,834
Individual retirement accounts              20,900,287       18,174,955
                                          ------------     ------------
                      Total               $354,121,921     $315,930,441
                                          ============     ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2001:

                                             Amount          Percent
                                          -----------        -------
Three months or less                      $13,978,960          25.0%
Three through six months                   13,583,740          24.3%
Six through twelve months                  12,052,116          21.7%
Over twelve months                         16,190,855          29.0%
                                          -----------         -----
                      Total               $55,805,671         100.0%
                                          ===========         =====


A summary of the scheduled maturities for all time deposits as of September 30, 2001 is as follows:

 Three Month Period Ending December 31, 2001            $  57,270,583
 Year Ending December 31, 2002                            119,126,154
 Year Ending December 31, 2003                             32,305,300
 Year Ending December 31, 2004                             18,380,718
 Year Ending December 31, 2005                              1,525,468
 Thereafter                                                 2,958,569
                                                        -------------
                                                        $ 231,566,792
                                                        =============


Note 8.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                 Nine Months Ended September 30, 2001
                                                --------------------------------------
                                                Federal Funds                 Federal
                                                 Purchased                     Home
                                                 and Other                   Loan Bank
                                                Short-term    Repurchase    Short-term
                                                 Advances     Agreements     Advances
                                                ----------    ----------    ----------
Balance at September 30                         $1,000,000    $8,158,575    $3,830,000
Average balance outstanding for the period       1,252,655     7,000,111     3,017,362
Maximum balance outstanding at
    any month end during period                  4,298,000     8,158,575     7,467,100
Weighted average interest rate for the period        6.09%         3.76%         5.13%
Weighted average interest rate for balances
    outstanding at September 30                      5.50%         2.77%         3.55%


                                                     Year Ended December 31, 2000
                                              -----------------------------------------
                                              Federal Funds                   Federal
                                                Purchased                       Home
                                                and Other                     Loan Bank
                                               Short-term     Repurchase     Short-term
                                                Advances      Agreements      Advances
                                              -----------    -----------    -----------
Balance at December 31                        $ 1,252,000    $ 6,187,914    $ 1,950,900
Average balance outstanding for the year        3,922,918      7,450,110     37,489,925
Maximum balance outstanding at
    any month end                               1,252,000     12,758,541     72,702,003
Weighted average interest rate for the year         7.03%          5.13%          7.13%
Weighted average interest rate for balances
    outstanding at December 31                      7.00%          4.95%          6.63%



Long-term borrowings: The Company's long-term borrowings of $98,304,452 and $81,085,929 at September 30, 2001 and December 31, 2000, respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2011.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2001 was 5.64% compared to 5.53% for the first nine months of 2000.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:


              Year Ending
              December 31,                 Amount
              ------------            ------------
                  2001                $    121,793
                  2002                   1,150,841
                  2003                   1,424,973
                  2004                   9,360,592
                  2005                  17,323,714
               Thereafter               68,922,539
                                      ------------
                                      $ 98,304,452
                                      ============


Note 9.  Stock Split

On July 27, 2001, Summit's Board of Directors authorized a 2-for-1 split of the Company's common stock to be effected in the form of a 100% stock dividend that was distributed on August 20, 2001, to shareholders of record as of August 10, 2001. All share and per share amounts included in the consolidated financial statements have been restated to give effect to the stock split.

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

 (Dollars in thousands)

                                                                                     To be Well Capitalized
                                                                  Minimum Required   under Prompt Corrective
                                                 Actual          Regulatory Capital    Action Provisions
                                           -----------------     ------------------    -----------------
                                           Amount      Ratio     Amount     Ratio      Amount     Ratio
                                           -------     -----     -------   -------     -------    -----
 As of September 30, 2001
 Total Capital (to risk weighted assets)
    Summit                                 $41,183     11.7%     $28,082     8.0%     $35,103     10.0%
    South Branch                            13,758     10.6%      10,337     8.0%      12,922     10.0%
    Capital State                            9,026     10.7%       6,742     8.0%       8,427     10.0%
    Shenandoah                               9,233     14.6%       5,072     8.0%       6,341     10.0%
    Potomac                                  9,284     12.6%       5,889     8.0%       7,361     10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  38,329     10.9%      14,041     4.0%      21,062      6.0%
    South Branch                            12,371      9.6%       5,169     4.0%       7,753      6.0%
    Capital State                            8,425     10.0%       3,371     4.0%       5,056      6.0%
    Shenandoah                               8,959     14.1%       2,536     4.0%       3,804      6.0%
    Potomac                                  8,692     11.8%       2,945     4.0%       4,417      6.0%
Tier I Capital (to average assets)
    Summit                                  38,329      7.3%      15,818     3.0%      26,364      5.0%
    South Branch                            12,371      7.3%       5,097     3.0%       8,494      5.0%
    Capital State                            8,425      6.8%       3,727     3.0%       6,211      5.0%
    Shenandoah                               8,959      8.1%       3,334     3.0%       5,556      5.0%
    Potomac                                  8,692      7.3%       3,589     3.0%       5,981      5.0%

As of December 31, 2000
Total Capital (to risk weighted assets)
    Summit                                 $37,900     12.8%     $23,688     8.0%     $29,586     10.0%
    South Branch                            12,751     10.6%       9,623     8.0%      12,029     10.0%
    Capital State                            7,679     11.0%       5,585     8.0%       6,981     10.0%
    Shenandoah                               6,521     17.1%       3,051     8.0%       3,813     10.0%
    Potomac                                  8,483     13.0%       5,220     8.0%       6,525     10.0%
Tier I Capital (to risk weighted assets)
    Summit                                  35,329     11.9%      11,875     4.0%      17,813      6.0%
    South Branch                            11,460      9.5%       4,825     4.0%       7,238      6.0%
    Capital State                            7,135     10.2%       2,798     4.0%       4,197      6.0%
    Shenandoah                               6,405     16.8%       1,525     4.0%       2,288      6.0%
    Potomac                                  7,863     12.0%       2,621     4.0%       3,932      6.0%
Tier I Capital (to average assets)
    Summit                                  35,329      8.2%      12,925     3.0%      21,542      5.0%
    South Branch                            11,460      7.1%       4,842     3.0%       8,070      5.0%
    Capital State                            7,135      6.2%       3,452     3.0%       5,754      5.0%
    Shenandoah                               6,405      8.3%       2,315     3.0%       3,858      5.0%
    Potomac                                  7,863      7.1%       3,322     3.0%       5,537      5.0%

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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $1,438,000, or $.82 per diluted share for the third quarter of 2001, as compared to $743,000, or $.42 per diluted share for the third quarter of 2000. Net income for the nine months ended September 30, 2001 grew 39.9% to $3,646,000, or $2.08 per diluted share as compared to $2,606,000, or $1.48 per diluted share for the nine months ended September 30, 2000. Returns on average equity and assets for the first nine months of 2001 were 11.65% and 0.95%, respectively, compared with 9.65% and 0.83% for the same period of 2000. Improved financial performance for the first nine months of 2001 resulted primarily from growth in net interest income.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $12,905,000 for the nine month period ended September 30, 2001 compared to $10,761,000 for the same period of 2000, representing an increase of $2,144,000 or 19.9%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 20.7% from $396,597,000 during the first nine months of 2000 to $478,856,000 for the first nine months of 2001, which resulted primarily from the growth of Shenandoah.

Summit's net yield on interest earning assets remained stable at 3.6%, for the nine month periods ended September 30, 2001and 2000. Growth in the Company's net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. The Company's net interest margin is anticipated to remain stable or increase slightly over the remainder of 2001 due to the continued dramatic reduction of market interest rates which has positively influenced the Company's cost of funds.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below:

 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)

                                                             For the Nine Months Ended September 30,
                                           -----------------------------------------------------------------------
                                                             2001                                2000
                                           ------------------------------------   --------------------------------
                                            Average      Earnings/       Yield/    Average    Earnings/     Yield/
                                            Balance       Expense         Rate     Balance     Expense       Rate
                                           ---------     ---------       ------   ---------   ---------     ------
 Interest earning assets
     Loans, net of unearned income
        Taxable                            $ 292,311     $  18,859        8.6%    $ 244,347   $  15,832      8.6%
        Tax-exempt (1)                         2,440           198       10.8%        2,044         188     12.3%
    Securities
        Taxable                              159,681         8,251        6.9%      133,966       6,783      6.8%
        Tax-exempt (1)                        17,559         1,004        7.6%       12,570         768      8.1%
    Federal funds sold and interest
        bearing deposits with other bank       6,865           212        4.1%        3,670         180      6.5%
                                           ---------     ---------        ---     ---------   ---------      ---
  Total interest earning assets              478,856        28,524        7.9%      396,597      23,751      8.0%
                                                         ---------        ---                 ---------      ---
Noninterest earning assets
    Cash & due from banks                      8,562                                  7,746
    Premises and equipment                    12,442                                 10,657
    Other assets                              14,066                                  7,925
    Allowance for loan losses                 (2,714)                                (2,394)
                                           ---------                              ---------
           Total assets                    $ 511,212                              $ 420,531
                                           =========                              =========

Interest bearing liabilities
    Interest bearing demand deposits       $  71,912     $   1,529        2.8%    $  59,104   $   1,446      3.3%
    Savings deposits                          39,411           736        2.5%       40,393         829      2.7%
    Time deposits                            221,315         9,248        5.6%      181,919       7,383      5.4%
    Short-term borrowings                     11,270           371        4.4%       58,219       2,750      6.3%
    Long-term borrowings                      88,322         3,735        5.6%       14,029         582      5.5%
                                           ---------     ---------        ---     ---------   ---------      ---

Total interest bearing liabilities           432,230        15,619        4.8%      353,664      12,990      4.9%
                                                         ---------        ---                 ---------      ---

Noninterest bearing liabilities
    and shareholders' equity
    Demand deposits                           33,040                                 27,192
    Other liabilities                          4,197                                  3,670
    Shareholders' equity                      41,745                                 36,005
                                           ---------                              ---------

      Total liabilities and
        shareholders' equity               $ 511,212                              $ 420,531
                                           =========                              =========

Net interest earnings                                    $  12,905                            $  10,761
                                                         =========                            =========
Net yield on interest earning assets                                      3.6%                               3.6%
                                                                          ===                                ===

(1) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $381,000 and $325,000 for the periods ended September 30, 2001 and 2000, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
                                            For the Nine Months Ended
                                   September 30, 2001 versus September 30, 2000
                                   --------------------------------------------
                                                Increase (Decrease)
                                                 Due to Change in:
                                      -------------------------------------
                                       Volume          Rate           Net
                                      -------        --------       -------
Interest earned on:
Loans                                 $ 3,128        $   (91)       $ 3,037
Securities
  Taxable                               1,326            142          1,468
  Tax-exempt                              288            (52)           236
Federal funds sold and interest
  bearing deposits with other banks       116            (84)            32
                                      -------        -------        -------
Total interest earned on
  interest earning assets               4,858            (85)         4,773
                                      -------        -------        -------

Interest paid on:
Interest bearing demand
  deposits                                287           (204)            83
Savings deposits                          (20)           (73)           (93)
Time deposits                           1,641            224          1,865
Short-term borrowings                  (1,729)          (650)        (2,379)
Long-term borrowings                    3,141             12          3,153
                                      -------        -------        -------
  Total interest paid on
    interest bearing liabilities        3,320           (691)         2,629
                                      -------        -------        -------

          Net interest income         $ 1,538        $   606        $ 2,144
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

The Company recorded a $553,000 provision for loan losses for the first nine months of 2001, compared to $395,000 for the same period in 2000, an increase of $158,000 or 40.0%. This increase represents higher net loan charge offs, greater levels of nonperforming assets and continued growth of the loan portfolio. Net loan charge offs for the first nine months of 2001 were $269,000, as compared to $89,000 over the same period of 2000. At September 30, 2001, the allowance for loan losses totaled $2,854,000 or 0.88% of loans, net of unearned income, compared to $2,571,000 or 0.94% of loans, net of unearned income at December 31, 2000.

As illustrated in Table III below, while the Company's non-performing assets and loans past due 90 days or more and still accruing interest have increased significantly during the past 12 months, such remain at a historically moderate levels and substantially below recent industry averages. Included in nonaccrual loans are three commercial credits totaling $894,000 at September 30, 2001, or approximately 95.8% of all such loans. Each of these credits is secured by real estate and other business assets.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                             September 30,        December 31,
                                          ------------------
                                           2001        2000          2000
                                          ------      ------        ------
Accruing loans past due 90 days or more   $  104      $  323        $  267
Nonperforming assets:
    Nonaccrual loans                         933          77           568
    Foreclosed properties                     81           -             -
    Repossessed assets                        14          40            36
                                          ------      ------        ------
                 Total                    $1,132      $  440        $  871
                                          ======      ======        ======

Percentage of total loans                    0.3%        0.2%         0.3%
                                             ===         ===          ===


Noninterest Expense

Total noninterest expense increased approximately $721,000, or 9.9% to $8,028,000 during the first nine months of 2001 as compared to the same period in 2000. This increase was due primarily to an increase in salaries and employee expense associated with additional employees at Shenandoah and an increase in occupancy and equipment expense associated with the Company's centralization of data processing for all bank subsidiaries at the company headquarters in Moorefield, West Virginia.

FINANCIAL CONDITION

Total assets of the Company were $546,881,000 at September 30, 2001, compared to $481,239,000 at December 31, 2000, representing a 13.6% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2000 and September 30, 2001.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                   Balance                             Balance
                                December 31,  Increase (Decrease)  September 30,
                                             --------------------
                                   2000       Amount   Percentage       2001
                                 --------    --------  ----------     --------
 Assets
  Securities available for sale  $176,340    $  8,606      4.9%       $184,946
  Loans, net of unearned income   271,583      49,130     18.1%        320,713

Liabilities
  Interest bearing deposits      $315,930    $ 38,192     12.1%       $354,122
  Short-term borrowings             9,391       3,598     38.3%         12,989
  Long-term borrowings             81,086      17,218     21.2%         98,304



Loan growth during the first nine months of 2001, occurring principally in the commercial and real estate portfolios, was funded by interest bearing deposits and long-term borrowings from the FHLB. Substantially all of the increase in interest bearing deposits is attributable to the continued growth of Shenandoah's deposit base during first nine months of 2001.

Refer to Notes 4, 5, 6, 7 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and short-term borrowing activity between September 30, 2001 and December 31, 2000.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $121 million or 22% of total assets at September 30, 2001 versus $143 million, or 30% of total assets at December 31, 2000.

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

As of September 30, 2001, Summit's earnings simulation model projects net interest income would decrease by approximately 1.8% if rates rise evenly by 200 basis points over the next 12 month period, as compared to a projected stable rate net interest income. Conversely, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would rise by approximately 0.7%, as compared to a projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 2001 totaled $44,749,000 compared to $39,773,000 at December 31, 2000, representing an increase of 12.5% which resulted primarily from net retained earnings of the Company during the first nine months of 2001 and the appreciation of the Company's available for sale securities portfolio.

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




                                SUMMIT FINANCIAL GROUP, INC.
                                (registrant)




                                By:  /s/ H. Charles Maddy, III
                                     -------------------------------------------
                                H. Charles Maddy, III,
                                President and Chief Executive Officer



                                By:  /s/ Robert S. Tissue
                                     -------------------------------------------
                                Robert S. Tissue,
                                Sr. Vice President and Chief Financial Officer



Date:  November 13, 2001