Form 10-K405
period 2001-12-31
SUMMIT FINANCIAL GROUP INC
filed 2002-03-29
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                                     Common
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [ss.229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20,2002, was approximately $46,350,000. The number of shares of the Registrant's Common Stock outstanding on March 20, 2002, was 1,754,310.

                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
                                                 Part of Form 10-K into which
          Document                                  document is incorporated
Portions of the Registrant's                 Part II - Items 5, 6, 7, 7A, and 8
2001 Annual Report to Shareholders

Portions of the Registrant's Proxy           Part III - Items 10, 11, 12 and 13
Statementfor the Annual Meeting of
Shareholders to be held May 16, 2002

                           SUMMIT FINANCIAL GROUP, INC

                                 Form 10-K Index


                                                                            Page
PART I.

Item 1.  Business............................................................3-8

Item 2.  Properties............................................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Shareholders.......................9

PART II.

Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters..........................................10

Item 6.  Selected Financial Data..............................................10

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations and Related Statistical Disclosures............10

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........10

Item 8.  Financial Statements and Supplementary Data..........................10

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................10

PART III.

Item 10. Directors and Executive Officers of the Registrant...................11

Item 11. Executive Compensation...............................................11

Item 12. Security Ownership of Certain Beneficial
         Owners and Management................................................11

Item 13. Certain Relationships and Related Transactions.......................11

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...12-13


SIGNATURES ................................................................14-15

PART I.

Item 1.  Business

General

Summit Financial Group, Inc. ("Company" or "Summit") is a $592 million financial holding company headquartered in Moorefield, West Virginia that provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northwestern region of Virginia. Summit provides these services through its four bank subsidiaries: South Branch Valley National Bank ("South Branch"), Capital State Bank, Inc. (Capital State"), Shenandoah Valley National Bank ("Shenandoah") and Potomac Valley Bank ("Potomac") (collectively, the "Bank Subsidiaries"). Summit changed its name from South Branch Valley Bancorp, Inc. effective December 30, 1999.

The Company was incorporated under the laws of the State of West Virginia in 1987, and became the parent bank holding company of South Branch, a nationally chartered banking association headquartered in Moorefield, West Virginia on December 31,1987. In early 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State, a West Virginia chartered bank headquartered in Charleston, West Virginia, for $5.2 million. On March 31, 1998, Summit acquired the remaining 60% of its outstanding common shares for 366,930 shares of Summit common stock valued at $7.9 million. Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia. The transaction included the Branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. On May 17, 1999, Shenandoah, a newly organized, nationally chartered bank subsidiary of Summit, opened for business in Winchester, Virginia. Shenandoah was initially capitalized with $4 million. On December 30, 1999, Summit merged with Potomac, a $94 million asset, West Virginia chartered bank headquartered in Petersburg, West Virginia. Summit issued 580,220 shares of common stock to the shareholders of Potomac based upon an exchange ratio of 6.8136 shares of Summit common stock for each outstanding share of Potomac common stock. On January 18, 2002, South Branch and Potomac merged to form Summit Community Bank, a West Virginia banking association.

Commercial and Retail Banking

Summit provides a wide range of commercial and retail banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash management services. The deposits of the Bank Subsidiaries are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, the Company principally relies upon personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customer's needs. The Company and the Bank Subsidiaries have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Summit also has a marketing program that primarily utilizes local radio and newspapers to advertise.

The primary lending focus of the Company is providing commercial loans to local businesses with annual sales ranging from $300,000 to $30 million, and providing owner-occupied real estate loans to individuals. Typically, Summit's customers have financing requirements between $50,000 and $1,000,000. Summit typically does not seek loans of more than $4 million, but will consider larger lending relationships which involve exceptional levels of credit quality. Under its business banking strategy, the Company focuses on a broad line of financial products and services to small and medium-sized businesses through full service banking offices. Each Bank Subsidiary has senior management with extensive lending experience. These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank Subsidiaries to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending, are important factors in the success and growth of the Company.

The Company centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance their delivery of quality service. Summit also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The banking offices work closely with the Company to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

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

The operations of South Branch and Shenandoah, as national banking associations, are subject to federal statutes and regulations which apply to national banks, and are primarily regulated by the Comptroller of the Currency. Capital State and Potomac are subject to similar West Virginia statutes and regulations, and are primarily regulated by the West Virginia Division of Banking. The Bank Subsidiaries are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of the Bank Subsidiaries are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of the Bank Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, the Bank Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

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

The regulatory capital ratios of Summit and each of the Bank Subsidiaries as of year end 2001 are set forth in the table in Note 13 of the notes of the accompanying consolidated financial statements.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2001. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Reigle-Neal Interstate Banking Bill

In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill. The Interstate Bill permits consolidation of banking institutions across state lines and, perhaps, de novo entry.

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank,
(ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the "December 1993 Proposal"). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the "Revised CRA Proposal"). The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, the Bank Subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank Subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Competition

The Company engages in highly competitive activities. Each activity and market served involves competition with other banks and savings institutions, as well as with non-banking and non-financial enterprises that offer financial products and services that compete directly with the Company's product and service offerings. The Company actively competes with other banks, mortgage companies and other financial service companies in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking.

In addition to competing with other banks and mortgage companies, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for money market accounts from securities brokers has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. Summit takes an aggressive competitive posture, and intends to continue vigorously competing for its share of the market within its service area by offering competitive rates and terms on both loans and deposits.

Employees

At March 15, 2002, Summit employed 166 full-time equivalent employees.

Item 2.  Properties

Summit's principal executive office is located at 223 North Main Street, Moorefield, West Virginia in a building owned by the Company. Additionally, Summit's subsidiaries banks' headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2001, Summit's subsidiary banks operated 11 banking offices as follows:
                                                Number of Offices
                                         ------------------------------
Subsidiary / Office Location               Owned     Leased     Total
-----------------------------------------------------------------------
South Branch Valley National Bank
      Moorefield, West Virginia               1         -         1
      Mathias, West Virginia                  1         -         1
      Franklin, West Virginia                 1         -         1
Capital State Bank, Inc.
      Charleston, West Virginia               2         -         2
      Rainelle, West Virginia                 1         -         1
      Rupert, West Virginia                   1         -         1
Shenandoah Valley National Bank
      Winchester, Virginia                    1         1         2
Potomac Valley Bank
      Petersburg, West Virginia               2         -         2


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

No matters were submitted during the fourth quarter of 2001 to a vote of Company shareholders.

PART II.

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Information required by this item is set forth under the captions "COMMON STOCK LISTING" and "COMMON STOCK DIVIDEND AND MARKET PRICE INFORMATION" on page 16 of Summit's 2001 Annual Report, and is incorporated herein by reference.


Item 6.  Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" on page 2 of Financial Information 2001 included as a supplement to Summit's 2001 Annual Report, and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

Information required by this item is set forth under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" on pages 3 through 11 of Financial Information 2001 included as a supplement to Summit's 2001 Annual Report, and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" on pages 10 through 11 of Financial Information 2001 included as a supplement to Summit's 2001 Annual Report, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is set forth under the heading "QUARTERLY FINANCIAL INFORMATION" on page 12, under the heading "REPORT OF INDEPENDENT AUDITORS" on page 13, and under the headings "CONSOLIDATED FINANCIAL STATEMENTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" on pages 14 through 35 of Financial Information 2001 included as a supplement to Summit's 2001 Annual Report, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III.

Item 10.  Directors and Executive Officers

Information required by this item is set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" on page 2, under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2005", "DIRECTORS WHOSE TERMS EXPIRE IN 2004", and "DIRECTORS WHOSE TERMS EXPIRE IN 2003" on pages 6 through 8, and under the heading "EXECUTIVE OFFICERS" on page 11 of Summit's 2002 Proxy Statement, and is incorporated herein by reference.


Item 11.  Executive Compensation

Information required by this item is set forth under the headings "EXECUTIVE COMPENSATION", "EXECUTIVE COMPENSATION COMMITTEE REPORT", "Employment Agreements and Change of Control Agreement", "Summit Financial Group, Inc. Plans", "STOCK OPTION GRANTS IN 2001", "STOCK OPTION EXERCISES AND YEAR END VALUE TABLE" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" on pages 12 through 22, and under the caption "Fees and Benefit Plans for Directors" on page 4 of Summit's 2002 Proxy Statement, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption "Security Ownership of Directors and Officers" on page 5, under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2005", "DIRECTORS WHOSE TERMS EXPIRE IN 2004" and "DIRECTORS WHOSE TERMS EXPIRE IN 2003" on pages 6 through 8, and under the heading "EXECUTIVE OFFICERS" on page 11 of Summit's 2002 Proxy Statement, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Related Transactions" on page 3 of Summit's 2002 Proxy Statement, and is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the Registrant, have been presented in the financial statements and notes thereto in Item 8 in management's discussion and analysis of financial condition and results of operation in Item 7 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A.       Exhibits
                                INDEX TO EXHIBITS
                                                                   Page(s) in
                                                                  Form 10-K or
Exhibit                                                          Prior Filing
Number                  Description                                Reference
------                  -----------                              -------------

 (3)     Articles of Incorporation and By-laws:
         (i)      Articles of Incorporation of Summit                  (a)
                  Financial Group, Inc. as last amended
                  on May 2, 2000
         (ii)     By-laws of Summit Financial Group,                   (b)
                  Inc. as last amended,
                  effective December 31, 1999

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

(11)     Statement Re:  Computation of Earnings per Share

(13) Portions of 2001 Annual Report to Shareholders incorporated by Reference into this Form 10-K

(21)     Subsidiaries of Registrant

(23)     Consent of Arnett & Foster, P.L.L.C.



     (a) Incorporated by reference to Exhibit 3(i) of Summit Financial Group, Inc.'s filing on Form 10-Q dated June 30, 2000.

     (b) Incorporated by reference to Exhibit 3(b) of Summit Financial Group, Inc.'s filing on Form 10-Q dated June 30,2000.

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

     (d) Incorporated by reference to Exhibit 10(ii) to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1998.

     (e) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1999.

     (f) Incorporated by reference to Exhibit 10(b) of South Branch Valley Bancorp, Inc.'s filing on Form S-4 dated October 13, 1999.

     (g) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

B.       Reports on Form 8-K

         No reports of Form 8-K were filed by Summit during the fourth quarter of the year ended December 31, 2001.

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

                                                SUMMIT FINANCIAL GROUP, INC.
                                                a West Virginia Corporation
                                                (registrant)


By: /s/ Oscar M. Bean    3/26/2002     By: /s/ H. Charles Maddy, III   3/26/2002
    -------------------------------    -----------------------------------------
      Oscar M. Bean         Date       H. Charles Maddy, III            Date
      Chairman of the Board            President & Chief Executive Officer


By: /s/ Robert S. Tissue  3/26/2002    By: /s/ Julie R. Cook   3/28/2002
    -------------------------------    ----------------------------------
       Robert S. Tissue     Date       Julie R. Cook            Date
       Senior Vice President           Director of Accounting
       & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Title                          Date


/s/ Oscar M. Bean                      Director                 3/26/2002
-------------------------------
Oscar M. Bean


                                       Director                  ________
-------------------------------
Frank A. Baer, III


                                       Director                  ________
-------------------------------
Dewey F. Bensenhaver, M.D.


                                       Director                  ________
-------------------------------
James M. Cookman


/s/ John W. Crites                     Director                 3/27/2002
-------------------------------
John W. Crites


/s/ Patrick N. Frye                    Director                 3/27/2002
-------------------------------
Patrick N. Frye


/s/ James Paul Geary                   Director                 3/27/2002
-------------------------------
James Paul Geary


/s/ Thomas J. Hawse, III               Director                 3/27/2002
-------------------------------
Thomas J. Hawse, III

                                        Title                     Date
                                        -----                     ----


/s/ Phoebe Fisher Heishman             Director                 3/27/2002
-------------------------------
Phoebe Fisher Heishman


                                       Director                  ________
-------------------------------
Gary L. Hinkle


                                       Director                  ________
-------------------------------
Gerald W. Huffman


/s/ H. Charles Maddy, III              Director                 3/26/2002
-------------------------------
H. Charles Maddy, III


/s/ Duke A. McDaniel                   Director                 3/27/2002
-------------------------------
Duke A. McDaniel

                                       Director                  ________
-------------------------------
Harold K. Michael


                                       Director                  ________
-------------------------------
Ronald F. Miller


/s/ George R. Ours, Jr.                Director                 3/27/2002
-------------------------------
George R. Ours, Jr.


                                       Director                  ________
-------------------------------
Charles S. Piccirillo


/s/ Harry C. Welton, Jr.               Director                 3/27/2002
-------------------------------
Harry C. Welton, Jr.