Form 10-Q
period 2002-03-31
SUMMIT FINANCIAL GROUP INC
filed 2002-05-15
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarterly period ended March
                                   31, 2002.

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

                          Common Stock, $2.50 par value
                 1,754,310 shares outstanding as of May 9, 2002

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents



                                                                           Page

PART  I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated balance sheets
            March 31, 2002 (unaudited) and December 31, 2001..................3

            Consolidated statements of  income
            for the three months ended March 31, 2002
            and 2001 (unaudited)..............................................4

            Consolidated statements of shareholders' equity
            for the three months ended
            March 31, 2002 and 2001 (unaudited)...............................5

            Consolidated statements of cash flows
            for the three months ended
            March 31, 2002 and 2001 (unaudited).............................6-7

            Notes to consolidated financial statements (unaudited).........8-18

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................19-24

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

             Reports on Form 8-K...........................................None

SIGNATURES...................................................................25

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                   March 31,       December 31,
                                                      2002             2001
                                                  (unaudited)          (*)
                                                 -------------    -------------
 ASSETS
Cash and due from banks                          $   7,667,319    $  11,776,231
Interest bearing deposits with other banks           2,309,456        2,261,826
Federal funds sold                                     208,070        1,848,129
Securities available for sale                      206,295,842      206,967,097
Securities held to maturity                            150,157          150,280
Loans, net                                         358,966,877      344,415,429
Premises and equipment, net                         12,942,917       12,911,507
Accrued interest receivable                          4,288,987        3,874,002
Intangible assets                                    3,314,493        3,352,281
Other assets                                         7,144,967        4,199,975
                                                 -------------    -------------
                          Total assets           $ 603,289,085    $ 591,756,757
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
      Non interest bearing                       $  38,337,889    $  38,685,688
      Interest bearing                             361,414,256      357,519,290
                                                 -------------    -------------
                Total deposits                     399,752,145      396,204,978
                                                 -------------    -------------
  Short-term borrowings                             18,861,192       24,032,790
  Long-term borrowings                             133,813,139      123,444,531
  Other liabilities                                  5,839,663        3,787,111
                                                 -------------    -------------
                Total liabilities                  558,266,139      547,469,410
                                                 -------------    -------------
Commitments and Contingencies


Shareholders' Equity
  Common stock, $2.50 par value; authorized
   5,000,000 shares; issued 1,780,780 shares         4,451,950        4,451,950
  Capital surplus                                    8,256,901        8,256,901
  Retained earnings                                 32,434,117       30,803,543
  Less cost of shares acquired for the treasury
   2002 - 26,470 shares; 2001 - 25,670 shares         (532,479)        (532,479)
  Accumulated other comprehensive income               412,457        1,307,432
                                                 -------------    -------------
                Total shareholders' equity          45,022,946       44,287,347
                                                 -------------    -------------

    Total liabilities and shareholders' equity   $ 603,289,085    $ 591,756,757
                                                 =============    =============


(*) - December 31, 2001 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                                       Three Months Ended
                                                                  --------------------------
                                                                    March 31,      March 31,
                                                                       2002          2001
                                                                  -----------    -----------
 Interest income
     Interest and fees on loans
        Taxable                                                   $ 6,714,084    $ 5,969,383
        Tax-exempt                                                     81,555         39,916
    Interest and dividends on securities
        Taxable                                                     2,601,311      2,845,899
        Tax-exempt                                                    403,456        220,511
    Interest on interest bearing deposits with other banks             22,850          3,760
    Interest on Federal funds sold                                     11,359         46,957
                                                                  -----------    -----------
                           Total interest income                    9,834,615      9,126,426
                                                                  -----------    -----------
Interest expense
    Interest on deposits                                            2,891,194      3,960,775
    Interest on short-term borrowings                                  86,493        171,150
    Interest on long-term borrowings                                1,677,698      1,171,620
                                                                  -----------    -----------
                           Total interest expense                   4,655,385      5,303,545
                                                                  -----------    -----------
                            Net interest income                     5,179,230      3,822,881
Provision for loan losses                                             292,500        145,000
                                                                  -----------    -----------
            Net interest income after provision for loan losses     4,886,730      3,677,881
                                                                  -----------    -----------
Other income
    Insurance commissions                                              25,337         15,158
    Service fees                                                      295,297        222,273
    Securities gains                                                   52,680         84,142
    Loss on disposal of assets                                        (15,997)          (716)
    Other                                                               5,036         43,746
                                                                  -----------    -----------
                             Total other income                       362,353        364,603
                                                                  -----------    -----------
Other expense
    Salaries and employee benefits                                  1,645,202      1,325,042
    Net occupancy expense                                             182,474        194,335
    Equipment expense                                                 290,779        284,073
    Supplies                                                          123,779         51,906
    Amortization of intangibles                                        37,788         70,548
    Other                                                             697,257        595,661
                                                                  -----------    -----------
                            Total other expense                     2,977,279      2,521,565
                                                                  -----------    -----------
                         Income before income taxes                 2,271,804      1,520,919
Income tax expense                                                    641,230        511,905
                                                                  -----------    -----------
                                 Net income                       $ 1,630,574    $ 1,009,014
                                                                  ===========    ===========

Basic earnings per common share                                   $      0.93    $      0.57
                                                                  ===========    ===========
Diluted earnings per common share                                 $      0.92    $      0.57
                                                                  ===========    ===========

Average common shares outstanding
    Basic                                                           1,754,310      1,754,872
                                                                  ===========    ===========
    Diluted                                                         1,766,201      1,754,872
                                                                  ===========    ===========

Dividends per common share                                        $       -      $       -
                                                                  ===========    ===========

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                Accumulated
                                                                                                   Other         Total
                                                                                                   Compre-       Share-
                                          Common        Capital       Retained      Treasury       hensive       holders'
                                          Stock         Surplus       Earnings       Stock         Income        Equity
                                       -----------    -----------   ------------   -----------   -----------  ------------


 Balance, December 31, 2001            $ 4,451,950    $ 8,256,901   $ 30,803,543   $ (532,479)   $ 1,307,432  $ 44,287,347
 Three Months Ended March 31, 2002
   Comprehensive income:
     Net income                                  -              -      1,630,574            -              -     1,630,574
     Other comprehensive income,
      net of deferred taxes
      of $548,533:
      Net unrealized (loss) on
       securities of ($862,313)
       , net of reclassification
       adjustment for gains included
       in net income of $32,662                 -              -              -            -        (894,975)     (894,975)
                                                                                                              ------------
     Total comprehensive income                 -              -              -            -               -       735,599
                                      -----------    -----------   ------------    ----------     ----------  ------------

 Balance, March 31, 2002              $ 4,451,950    $ 8,256,901   $ 32,434,117    $ (532,479)    $  412,457  $ 45,022,946
                                      ===========    ===========   ============    ==========     ==========  ============


 Balance, December 31, 2000           $ 4,451,950    $ 8,256,901   $ 26,765,097   $ (517,725)     $  816,978  $ 39,773,201
 Three Months Ended March 31, 2001
   Comprehensive income:
     Net income                                 -              -      1,009,014            -               -     1,009,014
     Other comprehensive income,
      net of deferred taxes
      of $565,769:
      Net unrealized gain on
       securities of $975,264, net
       of reclassification adjustment
       for gains included in net
       income of $52,168                        -              -              -            -         923,096       923,096
                                                                                                              ------------
     Total comprehensive income                                                                                  1,932,110
     Cost of 400 shares of common stock                                                                       ------------
            acquired for the treasury           -              -              -       (14,754)             -       (14,754)
                                      -----------    -----------   ------------    ----------    -----------  ------------

 Balance, March 31, 2001              $ 4,451,950    $ 8,256,901   $ 27,774,111    $ (532,479)   $ 1,740,074  $ 41,690,557
                                      ===========    ===========   ============    ==========    ===========  ============

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,        March 31,
                                                                              2002             2001
                                                                          ------------    ------------
 Cash Flows from Operating Activities
    Net income                                                            $  1,630,574    $  1,009,014
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                           250,869         223,069
        Provision for loan losses                                              292,500         145,000
        Deferred income tax (benefit) expense                                 (149,270)        (11,970)
        Securities (gains) losses                                              (52,680)        (84,142)
        (Gain) loss on disposal of other assets                                 15,797             716
        Amortization of securities premiums (accretion
            of discounts) net                                                   56,020        (127,891)
        Amortization of goodwill and purchase accounting
            adjustments, net                                                    45,072          69,549
        (Increase) decrease in accrued interest receivable                    (414,985)       (260,174)
        (Increase) decrease in other assets                                   (462,883)       (270,266)
        Increase (decrease) in other liabilities                             2,052,552         670,408
                                                                          ------------    ------------
               Net cash provided by operating activities                     3,263,566       1,363,313
                                                                          ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits
       with other banks                                                        (47,630)        306,992
    Proceeds from maturities and calls of securities available for sale      3,000,000      19,078,810
    Proceeds from sales of securities available for sale                     4,814,367       4,793,107
    Principal payments received on securities available for sale            10,120,896       2,800,650
    Principal payments received on securities held to maturity                       -               -
    Purchases of securities available for sale                             (18,678,877)    (31,069,852)
    Net (increase) decrease in Federal funds sold                            1,640,059      (7,988,000)
    Net loans made to customers                                            (14,864,383)    (10,707,523)
    Purchases of premises and equipment                                       (311,011)       (359,398)
    Proceeds from sales of other assets                                          8,900          25,822
    Purchases of life insurance contracts                                   (1,853,018)        (51,200)
                                                                          ------------    ------------
          Net cash provided by (used in) investing activities              (16,170,697)    (23,170,592)
                                                                          ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                     4,308,805       7,882,891
    Net increase (decrease) in time deposits                                  (707,595)      9,413,082
    Net increase (decrease) in short-term borrowings                        (5,171,599)       (229,466)
    Proceeds from long-term borrowings                                      10,530,000       6,500,000
    Repayment of long-term borrowings                                         (161,392)        (92,458)
    Purchase of treasury stock                                                       -         (14,754)
                                                                          ------------    ------------
               Net cash provided by financing activities                     8,798,219      23,459,295
                                                                          ------------    ------------
Increase (decrease) in cash and due from banks                              (4,108,912)      1,652,016
Cash and due from banks:
        Beginning                                                           11,776,231       7,091,871
                                                                          ------------    ------------
        Ending                                                            $  7,667,319    $  8,743,887
                                                                          ============    ============

                               (Continued)

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                              Three Months Ended
                                                                          --------------------------
                                                                            March 31,      March 31,
                                                                              2002           2001
                                                                          -----------     ----------
 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest                                                          $4,814,857      $5,294,998
                                                                          ==========      ==========
        Income taxes                                                      $   50,000      $        -
                                                                          ==========      ==========

 Supplemental Schedule of Noncash Investingand Financing Activities
    Other assets acquired in settlement of loans                          $   17,450      $        -
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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2001 and March 31, 2002, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Accounting Change

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142, goodwill and certain other intangible assets with indefinite useful lives are no longer amortized into net income over an estimated life, but rather are tested at least annually for impairment based on specific guidance provided in the new standard. However, SFAS 142 did not supercede Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions ("SFAS 72"), and therefore, any goodwill accounted for in accordance with SFAS 72 will continue to be amortized until further guidance is issued from the FASB. SFAS 142 also requires that intangible assets determined to have definite useful lives be amortized over their estimated useful lives and also be subject to impairment testing.

The provisions of SFAS 142 were adopted by Summit as required effective January 1, 2002. During second quarter of 2002, the Company will perform the required impairment test of goodwill as of January 1, 2002; however, preliminarily Summit does not expect to record an impairment loss as a result of this test. Due to no longer having to amortize goodwill against earnings, Summit's net income is expected to increase by approximately $131,000, or $0.07 per diluted share in 2002.

The following presents the Company's consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                    2002               2001
                                                -----------        -----------
 Reported net income                            $ 1,630,574        $ 1,009,014
 Add back:  goodwill amortization,
     net of applicable tax effect                         -             32,760
                                                -----------        -----------
 Adjusted net income                            $ 1,630,574        $ 1,041,774
                                                ===========        ===========

 Basic earnings per share
     Reported net income                        $      0.93        $      0.57
     Add back:  goodwill amortization,
         net of applicable tax effect                     -               0.02
                                                -----------        -----------
     Adjusted net income                        $      0.93        $      0.59
                                                ===========        ===========

 Diluted earnings per share
     Reported net income                        $      0.92        $      0.57
     Add back:  goodwill amortization,
         net of applicable tax effect                     -               0.02
                                                -----------        -----------
     Adjusted net income                        $      0.92        $      0.59
                                                ===========        ===========

The carrying amount of goodwill at March 31, 2002 and December 31, 2001 was $1,488,030. Accordingly, no changes in goodwill were recorded during the three months ended March 31, 2002.

At March 31, 2002 and December 31, 2001, Summit had $1,826,463 and $1,864,251,
respectively, in unamortized acquired intangible assets consisting entirely of goodwill recorded in accordance with SFAS 72. Amortization of $37,788 was recorded for the three months ended March 31, 2002 relative to these intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2002 through 2006.

Note 3.  Pending Acquisition

On April 26, 2002, Summit announced that the Boards of Directors of Summit and Monroe Financial, Inc. ("Monroe"), a $30 million asset bank holding company with three full service banking offices located in Monroe and Summers Counties of West Virginia, have approved a plan to affiliate, whereby Summit will acquire Monroe and its wholly owned subsidiary, Bank of Greenville. In accordance with the plan, Bank of Greenville will be merged with Summit's subsidiary, Capital State Bank, Inc. The transaction is intended to be a tax-free exchange of stock whereby Monroe's shareholders will receive, subject to certain potential adjustments, 0.85 shares of Summit common stock for each share of Monroe's common stock owned. The transaction is subject to certain conditions, among them the negotiation of a definitive acquisition agreement, regulatory approvals and the approval of Monroe's shareholders.

Note 4.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2002              2001
                                                 -----------       -----------
 Numerator:
     Net Income                                  $ 1,630,574       $ 1,009,014
                                                 ===========       ===========

 Denominator:
     Denominator for basic earnings
         per share - weighted average
         common shares outstanding                 1,754,310         1,754,872

     Effect of dilutive securities:
         Stock options                                11,891                 -
                                                 -----------       -----------
     Denominator for diluted earnings
         per share - weighted average
         common shares outstanding and
         assumed conversions                       1,766,201         1,754,872
                                                 ===========       ===========

 Basic earnings per share                        $      0.93       $      0.57
                                                 ===========       ===========

 Diluted earnings per share                      $      0.92       $      0.57
                                                 ===========       ===========

Note 5.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2002 and December 31, 2001 are summarized as follows:

                                                               March 31, 2002
                                       ---------------------------------------------------------
                                         Amortized             Unrealized            Estimated
                                                      ---------------------------
                                           Cost          Gains          Losses       Fair Value
                                       ------------   ------------   ------------   ------------
 Available for Sale
  Taxable:
    U. S. Government agencies
     and corporations                    37,402,163        728,766        151,107     37,979,822
    Mortgage-backed securities           94,229,027        741,039        856,336     94,113,730
    State and political subdivisions      5,992,027         16,480         53,367      5,955,140
    Corporate debt securities            27,241,860        679,349        205,963     27,715,246
    Federal Reserve Bank stock              401,300              -              -        401,300
    Federal Home Loan Bank stock          7,328,900              -              -      7,328,900
    Other equity securities                 306,625              -          6,000        300,625
                                       ------------   ------------   ------------   ------------
          Total taxable                 172,901,902      2,165,634      1,272,773    173,794,763
                                       ------------   ------------   ------------   ------------
  Tax-exempt:
    State and political subdivisions     27,929,146        274,955        557,494     27,646,607
    Federal Reserve Bank stock                4,100              -              -          4,100
    Other equity securities               4,822,095         32,111          3,834      4,850,372
                                       ------------   ------------   ------------   ------------
        Total tax-exempt                 32,755,341        307,066        561,328     32,501,079
                                       ------------   ------------   ------------   ------------
              Total                    $205,657,243   $  2,472,700   $  1,834,101   $206,295,842
                                       ============   ============   ============   ============

 Held to Maturity
  Tax-exempt:
    State and political subdivisions   $    150,157   $        293   $        157   $    150,293
                                       ============   ============   ============   ============


                                                             December 31, 2001
                                        ---------------------------------------------------------
                                          Amortized             Unrealized            Estimated
                                                       ---------------------------
                                            Cost          Gains          Losses       Fair Value
                                        ------------   ------------   ------------   ------------

 Available for Sale
  Taxable:
     U. S. Government agencies
      and corporations                    36,987,640      1,133,062         37,477     38,083,225
     Mortgage-backed securities          103,002,225        999,540        801,923    103,199,842
     State and political subdivisions      4,957,792         15,511         20,549      4,952,754
     Corporate debt securities            21,690,167      1,028,726         31,948     22,686,945
     Federal Reserve Bank stock              341,300              -              -        341,300
     Federal Home Loan Bank stock          6,946,800              -              -      6,946,800
     Other equity securities                 306,625              -         53,280        253,345
                                        ------------   ------------   ------------   ------------
           Total taxable                 174,232,549      3,176,839        945,177    176,464,211
                                        ------------   ------------   ------------   ------------
  Tax-exempt:
     State and political subdivisions     25,857,242        279,303        445,895     25,690,650
     Federal Reserve Bank stock                4,100              -              -          4,100
     Other equity securities               4,823,109              -         14,973      4,808,136
                                        ------------   ------------   ------------   ------------
           Total tax-exempt               30,684,451        279,303        460,868     30,502,886
                                        ------------   ------------   ------------   ------------
                  Total                 $204,917,000   $  3,456,142   $  1,406,045   $206,967,097
                                        ============   ============   ============   ============

Held to Maturity
  Tax-exempt:
     State and political subdivisions   $    150,280   $      1,410   $        157   $    151,533
                                        ============   ============   ============   ============

The maturites, amortized cost and estimated fair values of securities at March 31, 2002, are summarized as follows:

                                                  Available for Sale
                                          --------------------------------
                                             Amortized         Estimated
                                               Cost            Fair Value
                                          -------------      -------------
 Due in one year or less                  $  52,372,008      $  52,703,693
 Due from one to five years                  96,365,862         97,135,943
 Due from five to ten years                  19,775,916         19,933,808
 Due after ten years                         25,785,826         25,159,601
 Equity securities                           11,357,631         11,362,797
                                          -------------      -------------
                                          $ 205,657,243      $ 206,295,842
                                          =============      =============

                                                    Held to Maturity
                                          --------------------------------
                                            Amortized         Estimated
                                              Cost            Fair Value
                                          -------------      -------------
 Due in one year or less                  $     150,157      $     150,293
 Due from one to five years                           -                  -
 Due from five to ten years                           -                  -
 Due after ten years                                  -                  -
 Equity securities                                    -                  -
                                          -------------      -------------
                                          $     150,157      $     150,293
                                          =============      =============



Note 6.  Loans

Loans are summarized as follows:

                                                March 31,           December 31,
                                                  2002                 2001
                                             -------------        -------------
Commerical                                   $  28,012,043       $   26,464,421
Commercial real estate                         134,612,059          121,576,437
Real estate - construction                       1,361,508            2,393,754
Real estate - mortgage                         152,113,861          149,050,426
Consumer                                        40,698,188           41,508,960
Other                                            6,292,221            7,263,448
                                             -------------        -------------
     Total loans                               363,089,880          348,257,446
Less unearned income                               731,487              731,769
                                             -------------        -------------
     Total loans net of unearned income        362,358,393          347,525,677
Less allowance for loan losses                   3,391,516            3,110,248
                                             -------------        -------------
     Loans, net                              $ 358,966,877        $ 344,415,429
                                             =============        =============

Note 7.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2002 and 2001, and for the year ended December 31, 2001 is as follows:

                                      Three Months Ended     Year Ended
                                           March 31,         December 31,
                                   -----------------------
                                      2002         2001         2001
                                   ----------   ----------   ----------

Balance, beginning of period       $3,110,248   $2,570,777   $2,570,776
Losses:
    Commercial                              -            -       38,624
    Commercial real estate                  -       48,996       69,233
    Real estate - mortgage              1,817            -       46,977
    Consumer                           28,570       28,532      190,804
    Other                              15,786       18,857       75,643
                                   ----------   ----------   ----------
                  Total                46,173       96,385      421,281
                                   ----------   ----------   ----------
Recoveries:
    Commercial                            347          432        2,672
    Commercial real estate                  -            -        7,500
    Real estate - mortgage             16,737            -          728
    Consumer                           14,545       12,735       98,940
    Other                               3,312        4,010       20,913
                                   ----------   ----------   ----------
                  Total                34,941       17,177      130,753
                                   ----------   ----------   ----------
Net losses                             11,232       79,208      290,528
Provision for loan losses             292,500      145,000      830,000
                                   ----------   ----------   ----------
Balance, end of period             $3,391,516   $2,636,569   $3,110,248
                                   ==========   ==========   ==========



Note 8.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2002 and December 31, 2001:

                                          March 31,       December 31,
                                            2002             2001
                                        ------------     ------------
Interest bearing demand deposits        $ 84,772,287     $ 81,509,961
Savings deposits                          45,160,225       43,765,947
Certificates of deposit                  209,928,542      211,116,608
Individual retirement accounts            21,553,202       21,126,774
                                        ------------     ------------
                      Total             $361,414,256     $357,519,290
                                        ============     ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2002:

                                                     Amount        Percent
                                                   ------------    -------
 Three months or less                              $ 12,377,122      22.3%
 Three through six months                             7,798,048      14.0%
 Six through twelve months                           14,481,261      26.1%
 Over twelve months                                  20,863,515      37.6%
                                                   ------------     -----
                       Total                       $ 55,519,946     100.0%
                                                   ============     =====


A summary of the scheduled maturities for all time deposits as of March 31, 2002 is as follows:

 Nine month period ending December 31, 2002     $ 114,988,587
 Year Ending December 31, 2003                     62,402,416
 Year Ending December 31, 2004                     39,130,256
 Year Ending December 31, 2005                      5,781,662
 Year Ending December 31, 2006                      4,109,058
 Thereafter                                         5,069,765
                                                -------------
                                                $ 231,481,744
                                                =============


Note 9.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                           Quarter Ended March 31, 2002
                                                     -----------------------------------------
                                                     Federal Funds                   Federal
                                                      Purchased                       Home
                                                         and                        Loan Bank
                                                       Lines of      Repurchase    Short-term
                                                        Credit       Agreements     Advances
                                                     -----------    -----------    -----------
 Balance at March 31                                 $ 1,513,000    $ 8,948,192    $ 8,400,000
 Average balance outstanding for the quarter           1,295,178      8,624,953      7,009,534
 Maximum balance outstanding at
     any month end during quarter                      1,513,000      8,995,934      8,400,000
 Weighted average interest rate for the quarter            3.96%          1.73%          2.12%
 Weighted average interest rate for balances
     outstanding at March 31                               3.52%          1.79%          2.25%


                                                            Year Ended December 31, 2001
                                                     ------------------------------------------
                                                      Federal Funds                   Federal
                                                       Purchased                       Home
                                                          and                        Loan Bank
                                                       Lines of      Repurchase     Short-term
                                                        Credit       Agreements      Advances
                                                     -----------    -----------    ------------
 Balance at December 31                              $ 1,041,000    $ 8,213,590    $ 14,778,200
 Average balance outstanding for the year              1,458,355      7,351,836       3,069,203
 Maximum balance outstanding at
     any month end                                     4,298,000      9,080,068      14,778,200
 Weighted average interest rate for the year               5.10%          3.30%           4.42%
 Weighted average interest rate for balances
     outstanding at December 31                            4.14%          1.83%           1.99%


Long-term borrowings: The Company's long-term borrowings of $133,813,139 and $123,444,531 at March 31, 2002 and December 31, 2001 respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2002 was 5.13% compared to 5.59% for the first three months of 2001.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

      Year Ending
     December 31,                     Amount
     ------------                -------------
         2002                    $   1,403,066
         2003                        4,893,925
         2004                       18,857,794
         2005                       23,844,041
         2006                        7,656,710
      Thereafter                    77,157,603
                                 -------------
                                 $ 133,813,139
                                 =============

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit and each of its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Summit and each of its subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Summit's and its subsidiaries', Summit Community Bank's ("Summit Community", the entity resulting from the merger of two former Summit bank subsidiaries, South Branch Valley National Bank and Potomac Valley Bank on January 18, 2002), Capital State Bank, Inc.'s ("Capital State") and Shenandoah Valley National Bank's ("Shenandoah") actual capital amounts and ratios are presented in the following table.

  (Dollars in thousands)
                                                                                              To be Well Capitalized
                                                                       Minimum Required       under Prompt Corrective
                                                  Actual              Regulatory Capital         Action Provisions
                                          --------------------       --------------------      --------------------
                                           Amount        Ratio        Amount        Ratio       Amount        Ratio
                                          --------       -----       --------       -----      --------       -----
 As of March 31, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 44,702       11.3%       $ 31,511        8.0%      $ 39,389       10.0%
     Summit Community*                      24,546       11.3%         17,352        8.0%        21,690       10.0%
     Capital State                           9,845       10.5%          7,488        8.0%         9,361       10.0%
     Shenandoah                             10,784       12.7%          6,793        8.0%         8,491       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 41,297       10.5%         15,756        4.0%        23,633        6.0%
     Summit Community*                      22,411       10.3%          8,676        4.0%        13,014        6.0%
     Capital State                           9,129        9.8%          3,744        4.0%         5,616        6.0%
     Shenandoah                             10,230       12.0%          3,397        4.0%         5,095        6.0%
 Tier I Capital (to average assets)
     Summit                                 41,297        7.0%         17,708        3.0%        29,513        5.0%
     Summit Community*                      22,411        6.9%          9,734        3.0%        16,223        5.0%
     Capital State                           9,129        6.6%          4,172        3.0%         6,954        5.0%
     Shenandoah                             10,230        8.2%          3,763        3.0%         6,272        5.0%

 As of December 31, 2001
 Total Capital (to risk weighted assets)
     Summit                               $ 42,695       11.3%       $ 30,173        8.0%      $ 29,586       10.0%
     South Branch*                          14,014       10.4%         10,811        8.0%        13,514       10.0%
     Capital State                           9,407       10.4%          7,208        8.0%         9,011       10.0%
     Shenandoah                             10,386       13.7%          6,065        8.0%         7,581       10.0%
     Potomac*                                9,273       12.1%          6,121        8.0%         7,651       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 39,585       10.5%         15,080        4.0%        22,620        6.0%
     South Branch*                          12,564        9.3%          5,404        4.0%         8,106        6.0%
     Capital State                           8,754        9.7%          3,602        4.0%         5,404        6.0%
     Shenandoah                              9,978       13.2%          3,033        4.0%         4,549        6.0%
     Potomac*                                8,674       11.3%          3,062        4.0%         4,593        6.0%
 Tier I Capital (to average assets)
     Summit                                 39,585        7.1%         16,797        3.0%        27,995        5.0%
     South Branch*                          12,564        7.0%          5,369        3.0%         8,949        5.0%
     Capital State                           8,754        6.7%          3,902        3.0%         6,504        5.0%
     Shenandoah                              9,978        8.1%          3,709        3.0%         6,182        5.0%
     Potomac*                                8,674        7.0%          3,739        3.0%         6,231        5.0%

*South Branch and Potomac  merged to form Summit  Community  Bank on January 18,
 2002.

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in the financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and its wholly owned subsidiaries, Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"), and Shenandoah Valley National Bank ("Shenandoah") for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 audited financial statements and Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2002 grew 61.6% to $1,631,000, or $0.92 per diluted share as compared to $1,009,000, or $0.57 per diluted share for the quarter ended March 31, 2001. Returns on average equity and assets for first quarter 2002 were 14.75% and 1.10%, respectively, compared with 10.13% and 0.83% for the same period of 2001.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $5,417,000 for the three month period ended March 31, 2002 compared to $3,941,000 for the same period of 2001, representing an increase of $1,476,000 or 37.5%. This increase resulted from growth in interest earning assets, primarily loans, coupled with lower-cost funding in a falling rate environment. Average interest earning assets grew 22.0% from $460,133,000 during the first quarter of 2001 to $561,526,000 for the first quarter of 2002. Average interest bearing liabilities grew 22.6% from $414,654,000 at March 31, 2001 to $508,362,000 at March 31, 2002, at an average yield for the first three months of 2002 of 3.7% compared to 5.1% for the same period of 2001.

Summit's net yield on interest earning assets increased to 3.9% for the three month period ended March 31, 2002, compared to 3.4% for the same period in 2001. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in the Company's net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. However, if market interest rates were to rise significantly over the next 12 months, the spread between interest earning assets and interest bearing liabilities could begin to narrow due to Summit's current liability sensitive interest rate risk position, thus negatively impacting net interest income. Management continually monitors the net interest margin through net interest income simulation to minimize the potential for any significant negative impact. See the "Market Risk Management" section for further discussion of the impact changes in market interest rates could have on Summit. Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)

                                                           For the Quarter Ended March 31,
                                     -----------------------------------------------------------------------
                                                     2002                                 2001
                                     ----------------------------------   ----------------------------------
                                      Average      Earnings/     Yield/    Average      Earnings/     Yield/
                                      Balance       Expense       Rate     Balance       Expense       Rate
                                     ---------      -------      ------   ---------      -------      ------
 Interest earning assets
   Loans, net of unearned income
    Taxable                          $ 346,877      $ 6,714        7.7%   $ 276,735      $ 5,973        8.6%
    Tax-exempt (1)                       5,775          124        8.6%       2,010           53       10.5%
   Securities
    Taxable                            171,374        2,601        6.1%     160,624        2,846        7.1%
    Tax-exempt (1)                      32,325          599        7.4%      16,913          322        7.6%
   Federal funds sold and interest
    bearing deposits with other bank     5,175           34        2.6%       3,851           52        5.4%
                                     ---------      -------        ---     --------       ------        ---
    Total interest earning assets      561,526       10,072        7.2%     460,133        9,246        8.0%
                                                    -------        ---                    ------        ---

 Noninterest earning assets
   Cash & due from banks                 8,174                                7,885
   Premises and equipment               12,975                               12,225
   Other assets                         13,870                               13,383
   Allowance for loan losses            (3,233)                              (2,636)
                                     ---------                            ---------
          Total assets               $ 593,312                            $ 490,990
                                     =========                            =========

 Interest bearing liabilities
   Interest bearing demand deposits  $  82,414      $   296        1.4%   $  65,817      $   539        3.3%
   Savings deposits                     44,612          141        1.3%      37,671          254        2.7%
   Time deposits                       233,648        2,454        4.2%     215,198        3,169        5.9%
   Short-term borrowings                16,930           87        2.1%      12,910          171        5.3%
   Long-term borrowings                130,758        1,677        5.1%      83,058        1,172        5.6%
                                     ---------      -------        ---     --------       ------        ---
 Total interest bearing liabilities    508,362        4,655        3.7%     414,654        5,305        5.1%
                                                    -------        ---                    ------        ---

 Noninterest bearing liabilities
   and shareholders' equity
   Demand deposits                      36,237                               31,855
   Other liabilities                     4,488                                4,117
   Shareholders' equity                 44,225                               40,364
                                     ---------                            ---------
     Total liabilities and
       shareholders' equity          $ 593,312                            $ 490,990
                                     =========                            =========
 Net interest earnings                              $ 5,417                              $ 3,941
                                                    =======                              =======
 Net yield on interest earning assets                              3.9%                                 3.4%
                                                                   ===                                  ===

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $237,000 and $120,000 for the periods ended March 31, 2002 and 2001, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                               For the Quarter Ended
                                       March 31, 2002 versus March 31, 2001
                                      -------------------------------------
                                               Increase (Decrease)
                                                Due to Change in:
                                      -------------------------------------
                                       Volume         Rate            Net
                                      -------       --------       --------
Interest earned on:
Loans
  Taxable                             $ 1,403       $  (662)       $   741
  Tax-exempt                               82           (11)            71
Securities
  Taxable                                 181          (426)          (245)
  Tax-exempt                              285            (8)           277
Federal funds sold and interest
  bearing deposits with other banks        14           (32)           (18)
                                      -------       -------        -------
Total interest earned on
  interest earning assets               1,965        (1,139)           826
                                      -------       -------        -------

Interest paid on:
Interest bearing demand
  deposits                                112          (355)          (243)
Savings deposits                           41          (154)          (113)
Time deposits                             254          (969)          (715)
Short-term borrowings                      42          (126)           (84)
Long-term borrowings                      620          (115)           505
                                      -------       -------        -------
  Total interest paid on
    interest bearing liabilities        1,069        (1,719)          (650)
                                      -------       -------        -------

          Net interest income         $   896       $   580        $ 1,476
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

The Company recorded a $292,000 provision for loan losses for the first three months of 2002, compared to $145,000 for the same period in 2001. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first quarter of 2002 were $11,000, as compared to $79,000 over the same period of 2001. At March 31, 2002, the allowance for loan losses totaled $3,392,000 or 0.94% of loans, net of unearned income, compared to $3,110,000 or 0.89% of loans, net of unearned income at December 31, 2001.

Summit's asset quality remains sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, remaining at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)
                                                March 31,          December 31,
                                          --------------------
                                           2002          2001          2001
                                          ------        ------        ------
Accruing loans past due 90 days or more   $   80        $  515        $  328
Nonperforming assets:
    Nonaccrual loans                         784           530           788
    Foreclosed properties                     81             -            81
    Repossessed assets                         9            14             -
                                          ------        ------        ------
                 Total                    $  954        $1,059        $1,197
                                          ======        ======        ======

Percentage of total loans                    0.3%          0.4%          0.3%
                                             ===           ===           ===


Noninterest Expense

Total noninterest expense increased approximately $456,000, or 18.1% to $2,977,000 during the first quarter of 2002 as compared to the same period in 2001. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits expense as result of the Company awarding general merit raises and the addition of new staff positions required as result of Summit's growth.

FINANCIAL CONDITION

Total assets of the Company were $603,289,000 at March 31, 2002, compared to $591,757,000 at December 31, 2001, representing a 2.0% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2001 and March 31, 2002.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                   Balance                              Balance
                                 December 31,     Increase(Decrease    March 31,
                                              ---------------------
                                    2001        Amount   Percentage      2002
                                  --------    ---------  ----------    --------
 Assets
  Federal funds sold              $  1,848    $ (1,640)    -88.7%      $    208
  Securities available for sale    206,967        (671)     -0.3%       206,296
  Loans, net of unearned income    344,415      14,552       4.2%       358,967

Liabilities
  Interest bearing deposits       $357,519    $  3,895       1.1%      $361,414
  Short-term borrowings             24,033      (5,172)    -21.5%        18,861
  Long-term borrowings             123,445      10,368       8.4%       133,813


Loan growth during the first three months of 2002, occurring principally in the commercial and real estate portfolios, was funded primarily by long-term borrowings from the FHLB.

Short-term borrowings decreased during the first quarter of 2002 as the company borrowed long-term with the FHLB and paid down the short-term borrowings.

Refer to Notes 5, 6, 8 and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and borrowings between March 31, 2002 and December 31, 2001.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $109 million, or 18% of total assets at March 31, 2002 versus $126 million, or 21% of total assets at December 31, 2001.

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

As of March 31, 2002, Summit's earnings simulation model projects net interest income would decrease by approximately 3.0% if rates rise evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. Conversely, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would rise by approximately 0.9%, as compared to projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 2002 totaled $45,023,000 compared to $44,287,000 at December 31, 2001, representing an increase of 1.7%.

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




                               SUMMIT FINANCIAL GROUP, INC.
                               (registrant)




                               By:  /s/ H. Charles Maddy, III
                                    ------------------------------------------
                               H. Charles Maddy, III,
                               President and Chief Executive Officer



                               By:  /s/ Robert S. Tissue
                                    --------------------------------------------
                               Robert S. Tissue,
                               Senior Vice President and Chief Financial Officer



Date:  May 14, 2002