Form 10-Q
period 2002-06-30
SUMMIT FINANCIAL GROUP INC
filed 2002-08-13
CIK 811808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

                          Common Stock, $2.50 par value
                1,754,310 shares outstanding as of July 29, 2002

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents


                                                                           Page
PART  I.    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated balance sheets
          June 30, 2002 (unaudited) and December 31, 2001....................4

          Consolidated statements of income for
          the three months and six months ended
          June 30, 2002 and 2001 (unaudited).................................5

          Consolidated statements of shareholders' equity
          for the six months ended
          June 30, 2002 and 2001 (unaudited).................................6

          Consolidated statements of cash flows
          for the six months ended
          June 30, 2002 and 2001 (unaudited)...............................7-8

          Notes to consolidated financial statements (unaudited)..........9-20

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................21-26

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk........26

PART  II.    OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................None

 Item 2.  Changes in Securities and Use of Proceeds.......................None

 Item 3.  Defaults upon Senior Securities.................................None

 Item 4. Submission of Matters to a Vote of Security Holders................27

 Item 5.  Other Information...............................................None



 Item 6.  Exhibits and Reports on Form 8-K

          Exhibits

           Exhibit 11.   Statement re: Computation of Earnings per
                         Share - Information contained in Note 3 to the Consolidated Financial Statements on page 11 of this Quarterly Report is incorporated herein by reference.

           Exhibit 99.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 99.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002


          Reports on Form 8-K...............................................27

SIGNATURES..................................................................28

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets



                                                          June 30,         December 31,        June 30,
                                                            2002               2001              2001
                                                        (unaudited)            (*)           (unaudited)
                                                        -------------    -------------    -------------
 ASSETS
Cash and due from banks                                 $   9,259,622    $  11,776,231    $  10,675,040
Interest bearing deposits with other banks                  2,657,807        2,261,826        1,153,609
Federal funds sold                                          7,290,582        1,848,129        7,638,000
Securities available for sale                             199,207,204      206,967,097      175,393,188
Securities held to maturity                                         -          150,280          150,549
Loans, net                                                375,927,073      344,415,429      297,565,929
Premises and equipment, net                                13,202,702       12,911,507       12,461,181
Accrued interest receivable                                 3,953,766        3,874,002        3,880,353
Intangible assets                                           3,276,705        3,352,281        3,493,376
Other assets                                                6,041,915        4,199,975        3,927,005
                                                        -------------    -------------    -------------
                          Total assets                  $ 620,817,376    $ 591,756,757    $ 516,338,230
                                                        =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                            $  40,995,979    $  38,685,688    $  32,570,233
        Interest bearing                                  380,394,974      357,519,290      335,482,088
                                                        -------------    -------------    -------------
                         Total deposits                   421,390,953      396,204,978      368,052,321
                                                        -------------    -------------    -------------
    Short-term borrowings                                  13,632,174       24,032,790       11,965,120
    Long-term borrowings                                  134,601,106      123,444,531       90,599,652
    Other liabilities                                       3,110,023        3,787,111        3,300,079
                                                        -------------    -------------    -------------
                       Total liabilities                  572,734,256      547,469,410      473,917,172
                                                        -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Common stock, $2.50 par value; authorized
        5,000,000 shares; issued                            1,780,780        4,451,950        4,451,950
    Capital surplus                                         8,256,901        8,256,901        8,256,901
    Retained earnings                                      33,425,208       30,803,543       28,359,462
    Less cost of shares acquired for the treasury
           26,470 shares                                     (532,479)        (532,479)        (532,479)
    Accumulated other comprehensive income                  2,481,540        1,307,432        1,885,224
                                                        -------------    -------------    -------------
                   Total shareholders' equity              48,083,120       44,287,347       42,421,058
                                                        -------------    -------------    -------------

           Total liabilities and shareholders' equity   $ 620,817,376    $ 591,756,757    $ 516,338,230
                                                        =============    =============    =============

(*) - December 31, 2001 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                              -------------------------   -------------------------
                                                                June 30,     June 30,       June 30,      June 30,
                                                                  2002         2001           2002          2001
                                                              -----------   -----------   -----------   -----------
 Interest Income
     Interest and fees on loans
        Taxable                                               $ 7,037,735   $ 6,300,208   $13,751,819   $12,269,591
        Tax-exempt                                                 87,522        42,425       169,077        82,341
    Interest and dividends on securities
        Taxable                                                 2,498,834     2,729,810     5,100,145     5,575,709
        Tax-exempt                                                385,002       227,708       788,458       448,219
    Interest on interest bearing deposits with other banks         23,660         5,315        46,510         9,075
    Interest on Federal funds sold                                 10,317        74,924        21,676       121,881
                                                              -----------   -----------   -----------   -----------
                       Total interest income                   10,043,070     9,380,390    19,877,685    18,506,816
                                                              -----------   -----------   -----------   -----------
Interest expense
    Interest on deposits                                        2,820,314     3,853,363     5,711,508     7,814,138
    Interest on short-term borrowings                              94,767       109,133       181,260       280,283
    Interest on long-term borrowings                            1,774,411     1,237,569     3,452,109     2,409,189
                                                              -----------   -----------   -----------   -----------
                      Total interest expense                    4,689,492     5,200,065     9,344,877    10,503,610
                                                              -----------   -----------   -----------   -----------
                        Net interest income                     5,353,578     4,180,325    10,532,808     8,003,206
Provision for loan losses                                         307,500       180,000       600,000       325,000
                                                              -----------   -----------   -----------   -----------
        Net interest income after provision for loan losses     5,046,078     4,000,325     9,932,808     7,678,206
                                                              -----------   -----------   -----------   -----------
Other income
    Insurance commissions                                          49,813        26,152        75,150        41,310
    Service fees                                                  327,924       244,821       623,221       467,094
    Securities gains (losses)                                      12,397        93,125        65,077       177,267
    Other                                                         184,777        33,762       173,816        76,792
                                                              -----------   -----------   -----------   -----------
                        Total other income                        574,911       397,860       937,264       762,463
                                                              -----------   -----------   -----------   -----------
Other expense
    Salaries and employee benefits                              1,710,505     1,366,711     3,355,707     2,691,753
    Net occupancy expense                                         198,508       183,893       380,982       378,228
    Equipment expense                                             344,336       283,894       635,115       567,967
    Supplies                                                      114,656        83,308       238,435       135,214
    Amortization of intangibles                                    37,788        70,548        75,576       141,096
    Other                                                         882,110       775,721     1,579,367     1,371,383
                                                              -----------   -----------   -----------   -----------
                        Total other expense                     3,287,903     2,764,075     6,265,182     5,285,641
                                                              -----------   -----------   -----------   -----------
                    Income before income taxes                  2,333,086     1,634,110     4,604,890     3,155,028
Income tax expense                                                692,900       434,750     1,334,130       946,655
                                                              -----------   -----------   -----------   -----------
                            Net income                        $ 1,640,186   $ 1,199,360   $ 3,270,760   $ 2,208,373
                                                              ===========   ===========   ===========   ===========

Basic earnings per common share                               $      0.93   $      0.68   $      1.86   $      1.26
                                                              ===========   ===========   ===========   ===========
Diluted earnings per common share                             $      0.93   $      0.68   $      1.85   $      1.26
                                                              ===========   ===========   ===========   ===========

Average common shares outstanding
    Basic                                                       1,754,310     1,754,310     1,754,310     1,754,590
                                                              ===========   ===========   ===========   ===========
    Diluted                                                     1,767,950     1,754,310     1,767,471     1,754,590
                                                              ===========   ===========   ===========   ===========

Dividends per common share                                    $      0.37   $      0.35   $      0.37   $      0.35
                                                              ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                         Accumulated
                                                                                                            Other         Total
                                                                                                           Compre-        Share-
                                              Common         Capital       Retained      Treasury          hensive       holders'
                                               Stock         Surplus       Earnings       Stock            Income        Equity
                                            -----------    -----------   ------------   ----------       -----------  ------------
 Balance, December 31, 2001                 $ 4,451,950    $ 8,256,901   $ 30,803,543   $ (532,479)      $ 1,307,432  $ 44,287,347
 Six Months Ended June 30, 2002
  Comprehensive income:
    Net income                                        -              -      3,270,760            -                 -     3,270,760
    Other comprehensive income,
      net of deferred taxes
      of $1,446,314:
      Net unrealized gain on
        securities of $1,214,456, net
        of reclassification adjustment
        for gains included in net
        income of $40,348                             -              -              -            -         1,174,108     1,174,108
                                                                                                                      ------------
  Total comprehensive income                                                                                             4,444,868
                                                                                                                      ------------
Cash dividends declared ($.37 per share)              -              -        (649,095)          -                 -      (649,095)
                                            -----------    -----------    ------------   ----------      -----------  ------------

 Balance, June 30, 2002                     $ 4,451,950    $ 8,256,901    $ 33,425,208   $ (532,479)     $ 2,481,540  $ 48,083,120
                                            ===========    ===========    ============   ==========      ===========  ============

 Balance, December 31, 2000                 $ 4,451,950    $ 8,256,901    $ 26,765,097   $ (517,725)     $   816,978  $ 39,773,201
 Six Months Ended June 30, 2001
  Comprehensive income:
    Net income                                        -              -       2,208,373            -                -     2,208,373
    Other comprehensive income,
     net of deferred taxes
     of $1,155,460:
     Net unrealized (loss) on
      securities of $1,178,152, net
      of reclassification adjustment
      for gains (losses) included in net
      income of $109,906                             -               -               -            -        1,068,246     1,068,246
                                                                                                                      ------------
  Total comprehensive income                                                                                             3,276,619
                                                                                                                      ------------
  Cash dividends declared ($.35 per share)           -               -        (614,008)           -                -      (614,008)
  Purchase of treasury shares                        -               -               -      (14,754)               -       (14,754)
                                           -----------    -----------     ------------   ----------      -----------  ------------

 Balance, June 30, 2001                    $ 4,451,950    $ 8,256,901     $ 28,359,462   $ (532,479)     $ 1,885,224  $ 42,421,058
                                           ===========    ===========     ============   ==========      ===========  ============

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)



                                                                                      Six Months Ended
                                                                               ----------------------------
                                                                                 June 30,        June 30,
                                                                                   2002            2001
                                                                               ------------    ------------
 Cash Flows from Operating Activities
    Net income                                                                 $  3,270,760    $  2,208,373
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                                504,884         452,539
        Provision for loan losses                                                   600,000         325,000
        Deferred income tax (benefit) expense                                      (269,570)        (55,320)
        Securities (gains) losses                                                   (65,077)       (177,267)
        (Gain) loss on disposal of bank premises, equipment and other assets         19,020         106,417
        Amortization of securities premiums (accretion of discounts), net           117,390        (217,969)
        Amortization of intangibles and purchase accounting adjustments, net         87,159         139,098
        (Increase) decrease in accrued interest receivable                          (79,764)       (119,652)
        (Increase) decrease in other assets                                        (268,879)       (194,962)
        Increase (decrease) in other liabilities                                   (824,133)        (48,492)
                                                                               ------------    ------------
               Net cash provided by operating activities                          3,091,790       2,417,765
                                                                               ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits with other banks          (395,981)       (680,609)
    Proceeds from maturities and calls of securities available for sale           8,246,012      29,148,858
    Proceeds from maturities and calls of securities held to maturity               150,000         250,000
    Proceeds from sales of securities available for sale                         17,740,395      13,591,877
    Principal payments received on securities available for sale                 19,472,703      10,745,248
    Purchases of securities available for sale                                  (35,873,902)    (52,442,345)
    Net (increase) decrease in Federal funds sold                                (5,442,453)     (5,827,000)
    Net loans made to customers                                                 (32,174,479)    (26,334,094)
    Purchases of premises and equipment                                            (825,131)       (774,971)
    Proceeds from disposal of assets                                                 19,900          39,822
    Purchases of life insurance contracts                                        (1,853,018)        (74,200)
                                                                               ------------    ------------
          Net cash provided by (used in) investing activities                   (30,935,954)    (32,357,414)
                                                                               ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                         15,267,752       9,267,855
    Net increase (decrease) in time deposits                                      9,952,938      12,795,697
    Net increase (decrease) in short-term borrowings                            (10,400,615)      2,574,305
    Proceeds from long-term borrowings                                           11,530,000       9,700,000
    Repayment of long-term borrowings                                              (373,425)       (186,277)
    Dividends paid                                                                 (649,095)       (614,008)
    Purchase of treasury shares                                                           -         (14,754)
                                                                               ------------    ------------
               Net cash provided by financing activities                         25,327,555      33,522,818
                                                                               ------------    ------------
Increase (decrease) in cash and due from banks                                   (2,516,609)      3,583,169
Cash and due from banks:
        Beginning                                                                11,776,231       7,091,871
                                                                               ------------    ------------
        Ending                                                                 $  9,259,622    $ 10,675,040
                                                                               ============    ============

                               (Continued)
 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                                      Six Months Ended
                                                                               ----------------------------
                                                                                 June 30,        June 30,
                                                                                   2002            2001
                                                                               ------------    ------------
 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                              $  9,549,642    $ 10,640,583
                                                                               ============    ============
         Income taxes                                                          $  1,555,000    $  1,025,000
                                                                               ============    ============

 Supplemental Schedule of Noncash Investingand Financing Activities
     Other assets acquired in settlement of loans                              $     59,850    $     31,817
                                                                               ============    ============

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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2001 and June 30, 2002, as previously presented, have been reclassified to conform to current year classifications.

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

The provisions of SFAS 142 were adopted by Summit as required effective January 1, 2002. During the second quarter of 2002, the Company performed the required transitional impairment test of goodwill as of January 1, 2002, and did not record an impairment loss as a result of this test. Due to no longer having to amortize goodwill against earnings, Summit's net income is expected to increase by approximately $131,000, or $0.07 per diluted share in 2002.

The following presents the Company's consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.


                                         Three Months Ended June 30,      Six Months Ended June 30,
                                        -----------------------------   -----------------------------
                                            2002            2001             2002            2001
                                        -------------   -------------   -------------   -------------

Reported net income                     $   1,640,186   $   1,199,360   $   3,270,760   $   2,208,373
Add back:  goodwill amortization,
    net of applicable tax effect                    -          32,760               -          65,520
                                        -------------   -------------   -------------   -------------
Adjusted net income                     $   1,640,186   $   1,232,120   $   3,270,760   $   2,273,893
                                        =============   =============   =============   =============

Basic earnings per share
    Reported net income                 $       0.93    $        0.68   $        1.86   $        1.26
    Add back:  goodwill amortization,
        net of applicable tax effect             -               0.02             -              0.04
                                        -------------   -------------   -------------   -------------
    Adjusted net income                 $        0.93   $        0.70   $        1.86   $        1.30
                                        =============   =============   =============   =============

Diluted earnings per share
    Reported net income                 $        0.93   $        0.68   $        1.85   $        1.26
    Add back:  goodwill amortization,
        net of applicable tax effect              -              0.02             -              0.04
                                        -------------   -------------   -------------   -------------
    Adjusted net income                 $        0.93   $        0.70   $        1.85   $        1.30
                                        =============   =============   =============   =============

The carrying amount of goodwill at June 30, 2002 and December 31, 2001 was $1,488,030. Accordingly, no changes in goodwill were recorded during the six months ended June 30, 2002.

At June 30, 2002 and December 31, 2001, Summit had $1,788,675 and $1,864,251,
respectively, in unamortized acquired intangible assets consisting entirely of goodwill recorded in accordance with SFAS 72. Amortization of $75,576 was recorded for the six months ended June 30, 2002 relative to these intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2002 through 2006.

Note 3.  Earnings per Share

The computations of basic and diluted earnings per share follow:


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                           2002         2001                2002         2001
                                        ----------   ----------          ----------   ----------
 Numerator:
    Net Income                          $1,640,186   $1,199,360          $3,270,760   $2,208,373
                                        ==========   ==========          ==========   ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding        1,754,310    1,754,310           1,754,310    1,754,590

    Effect of dilutive securities:
        Stock options                       13,640            -              13,161            -
                                        ----------   ----------          ----------   ----------

    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions              1,767,950    1,754,310           1,767,471    1,754,590
                                        ==========   ==========          ==========   ==========

Basic earnings per share                $     0.93   $     0.68          $     1.86   $     1.26
                                        ==========   ==========          ==========   ==========

Diluted earnings per share              $     0.93   $     0.68          $     1.85   $     1.26
                                        ==========   ==========          ==========   ==========

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2002, December 31, 2001, and June 30, 2001 are summarized as follows:

                                                             June 30, 2002
                                       ---------------------------------------------------------
                                         Amortized            Unrealized             Estimated
                                                      ---------------------------
                                           Cost          Gains          Losses       Fair Value
                                       ------------   ------------   ------------   ------------
 Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 33,790,843   $    994,820   $        419   $ 34,785,244
    Mortgage-backed securities           87,639,606      1,412,093         82,080     88,969,619
    State and political subdivisions      5,127,802         29,558            205      5,157,155
    Corporate debt securities            26,073,112      1,005,335         43,265     27,035,182
    Federal Reserve Bank stock              401,300              -              -        401,300
    Federal Home Loan Bank stock          7,296,900              -              -      7,296,900
    Other equity securities                 306,625         30,000              -        336,625
                                       ------------   ------------   ------------   ------------
          Total taxable                 160,636,188      3,471,806        125,969    163,982,025
                                       ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions     29,571,408        670,268        128,824     30,112,852
    Federal Reserve Bank stock                4,100              -              -          4,100
    Other equity securities               5,067,906         45,101          4,780      5,108,227
                                       ------------   ------------   ------------   ------------
        Total tax-exempt                 34,643,414        715,369        133,604     35,225,179
                                       ------------   ------------   ------------   ------------
              Total                    $195,279,602   $  4,187,175   $    259,573   $199,207,204
                                       ============   ============   ============   ============


                                                            December 31, 2001
                                       ---------------------------------------------------------
                                        Amortized              Unrealized            Estimated
                                                      ---------------------------
                                           Cost          Gains          Losses       Fair Value
                                       ------------   ------------   ------------   ------------
Available for Sale
 Taxable:
   U. S. Government agencies
    and corporations                  $ 36,987,640   $  1,133,062   $     37,477   $ 38,083,225
   Mortgage-backed securities          103,002,225        999,540        801,923    103,199,842
   State and political subdivisions      4,957,792         15,511         20,549      4,952,754
   Corporate debt securities            21,690,167      1,028,726         31,948     22,686,945
   Federal Reserve Bank stock              341,300              -              -        341,300
   Federal Home Loan Bank stock          6,946,800              -              -      6,946,800
   Other equity securities                 306,625              -         53,280        253,345
                                      ------------   ------------   ------------   ------------
         Total taxable                 174,232,549      3,176,839        945,177    176,464,211
                                      ------------   ------------   ------------   ------------
 Tax-exempt:
   State and political subdivisions     25,857,242        279,303        445,895     25,690,650
   Federal Reserve Bank stock                4,100              -              -          4,100
   Other equity securities               4,823,109              -         14,973      4,808,136
                                      ------------   ------------   ------------   ------------
       Total tax-exempt                 30,684,451        279,303        460,868     30,502,886
                                      ------------   ------------   ------------   ------------
             Total                    $204,917,000   $  3,456,142   $  1,406,045   $206,967,097
                                      ============   ============   ============   ============

                                                          December 31, 2001
                                      ---------------------------------------------------------
                                        Amortized            Unrealized             Estimated
                                                     ---------------------------
                                          Cost          Gains          Losses       Fair Value
                                      -----------    ------------   ------------   ------------
Held to Maturity
 Tax-exempt:
   State and political subdivisions   $   150,280    $      1,410   $        157   $    151,533
                                      ===========    ============   ============   ============

                                                           June 30, 2001
                                     ---------------------------------------------------------
                                      Amortized             Unrealized             Estimated
                                                    ---------------------------
                                         Cost          Gains          Losses       Fair Value
                                     ------------   ------------   ------------   ------------
Available for Sale
 Taxable:
   U. S. Government agencies
      and corporations               $ 48,668,987   $  1,201,057   $      4,035   $ 49,866,009
  Mortgage-backed securities           70,519,158      1,074,643        200,870     71,392,931
  State and political subdivisions      4,637,931         17,897              -      4,655,828
  Corporate debt securities            26,763,218        761,741            796     27,524,163
  Federal Reserve Bank stock              341,300              -              -        341,300
  Federal Home Loan Bank stock          5,184,000              -              -      5,184,000
  Other equity securities                 306,625              -         87,000        219,625
                                     ------------   ------------   ------------   ------------
        Total taxable                 156,421,219      3,055,338        292,701    159,183,856
                                     ------------   ------------   ------------   ------------
Tax-exempt:
  State and political subdivisions     11,412,316        284,416          6,386     11,690,346
  Federal Reserve Bank stock                4,100              -              -          4,100
  Other equity securities               4,514,902          2,403          2,419      4,514,886
                                     ------------   ------------   ------------   ------------
      Total tax-exempt                 15,931,318        286,819          8,805     16,209,332
                                     ------------   ------------   ------------   ------------
            Total                    $172,352,537   $  3,342,157   $    301,506   $175,393,188
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
                                     ============   ============   ============   ============



The maturities, amortized cost and estimated fair values of securities at June 30, 2002, are summarized as follows:

                                  Available for Sale
                             ---------------------------
                               Amortized      Estimated
                                 Cost        Fair Value
                             ------------   ------------
Due in one year or less      $ 52,129,959   $ 53,136,235
Due from one to five years     78,481,349     80,554,079
Due from five to ten years     17,513,862     18,177,309
Due after ten years            34,077,444     34,192,272
Equity securities              13,076,831     13,147,152
                             ------------   ------------
                             $195,279,445   $199,207,047
                             ============   ============

Note 5.  Loans

Loans are summarized as follows:

                                        June 30,     December 31,     June 30,
                                          2002           2001           2001
                                      ------------   ------------   ------------
Commerical                            $ 28,843,866   $ 26,464,421   $ 26,904,660
Commercial real estate                 145,634,533    121,576,437     92,524,939
Real estate - construction               1,283,675      2,393,754      2,818,227
Real estate - mortgage                 156,554,578    149,050,426    135,186,558
Consumer                                40,862,626     41,508,960     40,414,736
Other                                    7,148,009      7,263,448      3,042,717
                                      ------------   ------------   ------------
 Total loans                           380,327,287    348,257,446    300,891,837
Less unearned income                       760,008        731,769        627,166
                                      ------------   ------------   ------------
 Total loans net of unearned income    379,567,279    347,525,677    300,264,671
Less allowance for loan losses           3,640,206      3,110,248      2,698,742
                                      ------------   ------------   ------------
 Loans, net                           $375,927,073   $344,415,429   $297,565,929
                                      ============   ============   ============


Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2002 and 2001, and for the year ended December 31, 2001 is as follows:

                                         Six Months Ended          Year Ended
                                            June 30,               December 31,
                                   -------------------------
                                      2002           2001             2001
                                   ----------     ----------       ----------
Balance, beginning of period       $3,110,248     $2,570,776       $2,570,776
Losses:
    Commercial                         25,000         38,624           38,624
    Commercial - real estate                -         52,556           69,233
    Real estate - mortgage             18,618         28,620           46,977
    Consumer                           73,541         86,792          190,804
    Other                              23,626         31,209           75,643
                                   ----------     ----------       ----------
                  Total               140,785        237,801          421,281
                                   ----------     ----------       ----------
Recoveries:
    Commercial                          2,393          1,057            2,672
    Commercial - real estate                -              -            7,500
    Real estate - mortgage             14,389            728              728
    Consumer                           43,282         31,674           98,940
    Other                              10,679          7,308           20,913
                                   ----------     ----------       ----------
                  Total                70,743         40,767          130,753
                                   ----------     ----------       ----------
Net losses                             70,042        197,034          290,528
Provision for loan losses             600,000        325,000          830,000
                                   ----------     ----------       ----------
Balance, end of period             $3,640,206     $2,698,742       $3,110,248
                                   ==========     ==========       ==========

Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2002 and 2001, and December 31, 2001:

                                       June 30,     December 31,       June 30,
                                        2002            2001             2001
                                    ------------    ------------    ------------
Interest bearing demand deposits    $ 89,677,471    $ 81,509,961    $ 74,059,088
Savings deposits                      48,555,899      43,765,947      39,438,595
Certificates of deposit              219,690,605     211,116,608     201,967,651
Individual retirement accounts        22,470,999      21,126,774      20,016,754
                                    ------------    ------------    ------------
                      Total         $380,394,974    $357,519,290    $335,482,088
                                    ============    ============    ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2002:

                                                  Amount        Percent
                                               ------------     -------
 Three months or less                          $  9,698,102       16.2%
 Three through six months                        10,337,485       17.2%
 Six through twelve months                       15,989,071       26.7%
 Over twelve months                              24,010,305       40.0%
                                               ------------      -----
                       Total                   $ 60,034,963      100.1%
                                               ============      =====


A summary of the scheduled maturities for all time deposits as of June 30, 2002 is as follows:

 Six Month Period Ending December 31, 2002              $   84,569,903
 Year Ending December 31, 2003                              82,011,065
 Year Ending December 31, 2004                              54,996,296
 Year Ending December 31, 2005                               9,354,509
 Year Ending December 31, 2006                               4,435,247
 Thereafter                                                  6,794,584
                                                        --------------
                                                        $  242,161,604
                                                        ==============

Note 8.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:


                                                         Six Months Ended June 30, 2002
                                                  --------------------------------------------
                                                  Federal Funds                       Federal
                                                    Purchased                           Home
                                                    and Other                        Loan Bank
                                                   Short-term        Repurchase     Short-term
                                                    Advances         Agreements      Advances
                                                  -------------    ------------    -----------
 Balance at June 30                                $   550,000     $ 10,082,174    $ 3,000,000
 Average balance outstanding for the period          1,227,116        9,504,480      5,971,096
 Maximum balance outstanding at
     any month end during period                     2,370,000       10,778,052      9,344,800
 Weighted average interest rate for the period           4.25%            1.72%          2.46%
 Weighted average interest rate for balances
     outstanding at June 30                              4.25%            1.87%          2.44%


                                                        Year Ended December 31, 2001
                                                  --------------------------------------------
                                                  Federal Funds                       Federal
                                                    Purchased                           Home
                                                    and Other                        Loan Bank
                                                   Short-term       Repurchase      Short-term
                                                    Advances        Agreements       Advances
                                                  -------------    -----------     ------------
 Balance at December 31                            $ 1,041,000     $ 8,213,590     $ 14,778,200
 Average balance outstanding for the year            1,458,355       7,351,836        3,069,203
 Maximum balance outstanding at
     any month end                                   4,298,000       9,080,068       14,778,200
 Weighted average interest rate for the year             5.10%           3.30%            4.42%
 Weighted average interest rate for balances
     outstanding at December 31                          4.14%           1.83%            1.99%




                                                         Six Months Ended June 30, 2001
                                                   --------------------------------------------
                                                   Federal Funds                      Federal
                                                     Purchased                         Home
                                                     and Other                       Loan Bank
                                                    Short-term      Repurchase      Short-term
                                                     Advances       Agreements       Advances
                                                   ------------    -----------     ------------
 Balance at June 30                                $ 1,000,000     $ 7,460,519     $ 3,504,600
 Average balance outstanding for the year            1,321,603       6,808,106       3,558,363
 Maximum balance outstanding at
     any month end                                   4,298,000       7,460,519       7,467,100
 Weighted average interest rate for the year             6.08%           4.18%           5.50%
 Weighted average interest rate for balances
     outstanding at June 30                              6.50%           3.45%           4.27%



Long-term borrowings: The Company's long-term borrowings of $134,601,106, $123,444,531 and $90,599,652 at June 30, 2002, December 31, 2001 and June 30,
2001, respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2002 was 5.22% compared to 5.64% for the first six months of 2001.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

      Year Ending
     December 31,               Amount
     ------------           -------------
         2002               $   1,403,066
         2003                   5,893,925
         2004                  18,857,794
         2005                  23,844,041
         2006                   7,656,710
      Thereafter               76,945,570
                            -------------

                            $ 134,601,106
                            =============


Note 9.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

 (Dollars in thousands)

                                                                                              To be Well Capitalized
                                                                        Minimum Required      under Prompt Corrective
                                                 Actual                Regulatory Capital        Action Provisions
                                          --------------------       ---------------------     --------------------
                                           Amount        Ratio        Amount         Ratio      Amount        Ratio
                                          --------       -----       --------        -----     --------       -----
 As of June 30, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 45,984       11.2%       $ 32,792        8.0%      $ 40,991       10.0%
     Summit Community*                      24,620       11.4%         17,352        8.0%        21,690       10.0%
     Capital State                          10,267       11.0%          7,488        8.0%         9,361       10.0%
     Shenandoah                             11,131       13.1%          6,793        8.0%         8,491       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 42,325       10.3%         16,396        4.0%        24,594        6.0%
     Summit Community*                      22,404       10.3%          8,676        4.0%        13,014        6.0%
     Capital State                           9,497       10.1%          3,744        4.0%         5,616        6.0%
     Shenandoah                             10,446       12.3%          3,397        4.0%         5,095        6.0%
 Tier I Capital (to average assets)
     Summit                                 42,325        7.0%         18,222        3.0%        30,370        5.0%
     Summit Community*                      22,404        6.9%          9,734        3.0%        16,223        5.0%
     Capital State                           9,497        6.8%          4,172        3.0%         6,954        5.0%
     Shenandoah                             10,446        8.3%          3,763        3.0%         6,272        5.0%

 As of December 31, 2001
 Total Capital (to risk weighted assets)
     Summit                               $ 42,695       11.3%       $ 30,173        8.0%      $ 29,586       10.0%
     South Branch*                          14,014       10.4%         10,811        8.0%        13,514       10.0%
     Capital State                           9,407       10.4%          7,208        8.0%         9,011       10.0%
     Shenandoah                             10,386       13.7%          6,065        8.0%         7,581       10.0%
     Potomac*                                9,273       12.1%          6,121        8.0%         7,651       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 39,585       10.5%         15,080        4.0%        22,620        6.0%
     South Branch*                          12,564        9.3%          5,404        4.0%         8,106        6.0%
     Capital State                           8,754        9.7%          3,602        4.0%         5,404        6.0%
     Shenandoah                              9,978       13.2%          3,033        4.0%         4,549        6.0%
     Potomac*                                8,674       11.3%          3,062        4.0%         4,593        6.0%
 Tier I Capital (to average assets)
     Summit                                 39,585        7.1%         16,797        3.0%        27,995        5.0%
     South Branch*                          12,564        7.0%          5,369        3.0%         8,949        5.0%
     Capital State                           8,754        6.7%          3,902        3.0%         6,504        5.0%
     Shenandoah                              9,978        8.1%          3,709        3.0%         6,182        5.0%
     Potomac*                                8,674        7.0%          3,739        3.0%         6,231        5.0%

*South Branch and Potomac merged to form Summit Community Bank effective
 January 18, 2002.

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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $1,640,000, or $.93 per diluted share for the second quarter of 2002, as compared to $1,199,000, or $.68 per diluted share for the second quarter of 2001. Net income for the six months ended June 30, 2002 grew 48.1% to $3,271,000, or $1.85 per diluted share as compared to $2,208,000, or $1.26 per diluted share for the six months ended June 30, 2001. Returns on average equity and assets for the first six months of 2002 were 14.59% and 1.09%, respectively, compared with 10.71% and 0.88% for the same period of 2001. Improved financial performance for the first six months of 2002 resulted primarily from growth in net interest income.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $20,362,000 for the six month period ended June 30, 2002 compared to $18,747,000 for the same period of 2001, representing an increase of $1,615,000 or 8.61%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 21.3% from $469,480,000 during the first six months of 2001 to $569,656,000 for the first six months of 2002.

Summit's net yield on interest earning assets increased to 3.9%, for the six month period ended June 30, 2002 compared to 3.5% for the same period of 2001. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in the Company's net interest income is expected to continue due to anticipated continued growth in volumes of interest earning assets, principally loans, over the near term. However, if market interest rates were to rise significantly over the next 12 months, the spread between interest earning assets and interest bearing liabilities could begin to narrow due to Summit's current liability sensitive position, thus negatively impacting net interest income. Management continually monitors the net interest margin through net interest income simulation to minimize the potential for any significant negative impact. See the "Market Risk Management" section for further discussion of the impact changes in market interest rates could have on Summit. Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)

                                                             For the Six Months Ended June 30,
                                         -----------------------------------------------------------------------
                                                        2002                                  2001
                                         ---------------------------------      --------------------------------
                                          Average     Earnings/     Yield/       Average    Earnings/     Yield/
                                          Balance      Expense       Rate        Balance     Expense       Rate
                                         ---------    ---------     ------      ---------  ----------     ------
 Interest earning assets
     Loans, net of unearned income
        Taxable                          $ 356,615    $  13,752      7.7%       $ 284,232   $  12,269      8.6%
        Tax-exempt (1)                       6,021          256      8.5%           2,379         126     10.6%
    Securities
        Taxable                            169,429        5,069      6.0%         160,246       5,584      7.0%
        Tax-exempt (1)                      32,627        1,218      7.5%          16,954         638      7.5%
    Federal funds sold and interest
     bearing deposits with other banks       4,964           67      2.7%           5,669         130      4.6%
                                         ---------    ---------      ---        ---------   ---------      ---
  Total interest earning assets            569,656       20,362      7.1%         469,480      18,747      8.0%
                                                      ---------      ---                    ---------      ---

Noninterest earning assets
    Cash & due from banks                    8,325                                  8,326
    Premises and equipment                  13,015                                 12,358
    Other assets                            14,528                                 13,876
    Allowance for loan losses               (3,392)                                (2,678)
                                         ---------                              ---------
           Total assets                  $ 602,132                              $ 501,362
                                         =========                              =========

Interest bearing liabilities
    Interest bearing demand deposits     $  85,355    $     616      1.4%       $  69,753   $   1,051      3.0%
    Savings deposits                        45,531          293      1.3%          38,564         500      2.6%
    Time deposits                          235,420        4,803      4.1%         217,963       6,266      5.7%
    Short-term borrowings                   16,720          181      2.2%          11,688         279      4.8%
    Long-term borrowings                   132,370        3,452      5.2%          85,410       2,408      5.6%
                                         ---------    ---------      ---        ---------   ---------      ---
Total interest bearing liabilities         515,396        9,345      3.6%         423,378      10,504      5.0%
                                                      ---------      ---                    ---------      ---

 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                        37,615                                 32,664
     Other liabilities                       4,277                                  4,115
     Shareholders' equity                   44,844                                 41,205
                                         ---------                              ---------
       Total liabilities and
         shareholders' equity            $ 602,132                              $ 501,362
                                         =========                              =========
 Net interest earnings                                $  11,017                             $   8,243
                                                      =========                             =========
 Net yield on interest earning assets                                3.9%                                  3.5%
                                                                     ===                                   ===

(1) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $484,000 and $240,000 for the periods ended June 30, 2002 and 2001, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                              For the Six Months Ended
                                         June 30, 2002 versus June 30, 2001
                                        ---------------------------------
                                               Increase (Decrease)
                                                Due to Change in:
                                        ---------------------------------
                                        Volume         Rate         Net
                                        -------      --------     -------
Interest earned on:
Loans
  Taxable                               $ 2,889      $(1,406)       1,483
  Tax-exempt                                159          (29)         130
Securities
  Taxable                                   307         (822)        (515)
  Tax-exempt                                585           (5)         580
Federal funds sold and interest
  bearing deposits with other banks         (14)         (49)         (63)
                                        -------      -------      -------
Total interest earned on
  interest earning assets                 3,926       (2,311)       1,615
                                        -------      -------      -------

Interest paid on:
Interest bearing demand
  deposits                                  198         (633)        (435)
Savings deposits                             78         (285)        (207)
Time deposits                               470       (1,933)      (1,463)
Short-term borrowings                        91         (189)         (98)
Long-term borrowings                      1,237         (193)       1,044
                                        -------      -------      -------
  Total interest paid on
    interest bearing liabilities          2,074       (3,233)      (1,159)
                                        -------      -------      -------

          Net interest income           $ 1,852      $   922      $ 2,774
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

The Company recorded a $600,000 provision for loan losses for the first six months of 2002, compared to $325,000 for the same period in 2001, an increase of $275,000 or 84.6%. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first six months of 2002 were $70,000, as compared to $197,000 over the same period of 2001. At June 30, 2002, the allowance for loan losses totaled $3,640,000 or 0.98% of loans, net of unearned income, compared to $3,110,000 or 0.89% of loans, net of unearned income at December 31, 2001.

Summit's asset quality remains sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, remaining at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                                  June 30,         December 31,
                                             -------------------
                                              2002         2001         2001
                                             ------       ------       ------
Accruing loans past due 90 days or more      $   63       $  157       $  328
Nonperforming assets:
    Nonaccrual loans                            743        1,254          788
    Foreclosed properties                       119            -           81
    Repossessed assets                            4           31            -
                                             ------       ------       ------
                 Total                       $  929       $1,442       $1,197
                                             ======       ======       ======

Percentage of total loans                       0.2%         0.5%         0.3%
                                                ===          ===          ===



Noninterest Expense

Total noninterest expense increased approximately $979,000, or 18.5% to $6,265,000 during the first six months of 2002 as compared to the same period in 2001. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits expense as a result of the company awarding general merit raises and the addition of new staff positions required as a result of Summit's growth.

FINANCIAL CONDITION

Total assets of the Company were $620,817,000 at June 30, 2002, compared to $591,757,000 at December 31, 2001, representing a 4.9% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2001 and June 30, 2002.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                   Balance                             Balance
                                 December 31,   Increase (Decrease)    June 30,
                                              ---------------------
                                    2001       Amount    Percentage     2002
                                  --------    --------   ----------   --------
 Assets
  Federal funds sold              $  1,848    $  5,443     294.5%     $  7,291
  Securities available for sale    206,967      (7,760)     -3.7%      199,207
  Loans, net of unearned income    344,415      31,512       9.1%      375,927

Liabilities
  Interest bearing deposits       $357,519    $ 22,876       6.4%     $380,395
  Short-term borrowings             24,033     (10,401)    -43.3%       13,632
  Long-term borrowings             123,445      11,156       9.0%      134,601



Loan growth during the first six months of 2002, occurring principally in the commercial and real estate portfolios, was funded primarily by long-term borrowings from the FHLB.

Short-term borrowings decreased during the first six months of 2002 as the company borrowed long-term with the FHLB and paid down the short-term borrowings.

Refer to Notes 4, 5, 6, 7 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and borrowing activity between June 30, 2002 and December 31, 2001.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $000 million or 00% of total assets at June 30, 2002 versus $126 million, or 21% of total assets at December 31, 2001.

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

As of June 30, 2002, Summit's earnings simulation model projects net interest income would decrease by approximately 1.6% if rates rise evenly by 200 basis points over the next 12 month period, as compared to a projected stable rate net interest income. Further, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would decrease by approximately 0.3%, as compared to a projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 2002 totaled $48,083,000 compared to $44,287,000 at December 31, 2001, representing an increase of 8.6% which resulted primarily from net retained earnings of the Company during the first six months of 2002 and the appreciation of the Company's available for sale securities portfolio.

Refer to Note 9 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on the Company's and its subsidiaries' capital.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16, 2002, at the annual meeting of the shareholders of Summit Financial Group, Inc., the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions and withheld votes concerning each matter are indicated in the following tabulations.

1. Election of the following listed individuals to the Company's Board of Directors for three year terms.

                                                     For               Withheld

     Frank A. Baer, III                        1,399,917         5,007
     Patrick N. Frye                           1,397,819         7,105
     Duke A.  McDaniel                         1,404,924             0
     Ronald F. Miller                          1,400,720         4,204
     George R. Ours                            1,404,065           859


     The following directors' terms of office continued after the 2002 annual shareholders' meeting: Oscar M. Bean, Dewey F. Bensenhaver, James M. Cookman, John W. Crites, James Paul Geary, Thomas J. Hawse, III, Phoebe F. Heishman, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, Harold
     K. Michael, and Charles S. Piccirillo.

2. Ratify Arnett & Foster, CPA's to serve as the Company's independent auditors for 2002.

                            For               Against           Abstentions

                            1,406,329         643               4,187


Item 6.  Reports on Form 8-K

On April 26, 2002, Summit and Monroe Financial, Inc. issued a New Release announcing that the Boards of Directors of Summit and Monroe Financial, Inc. had approved a plan to affiliate, whereby Summit would acquire Monroe and its wholly owned subsidiary, Bank of Greenville.

On May 20, 2002, Summit and Monroe Financial, Inc. issued a News Release announcing that they mutually had agreed to terminate their plan to affiliate.

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




                               SUMMIT FINANCIAL GROUP, INC.
                               (registrant)




                               By:  /s/ H. Charles Maddy, III
                                    -------------------------------------------
                               H. Charles Maddy, III,
                               President and Chief Executive Officer



                               By:  /s/ Robert S. Tissue
                                    -------------------------------------------
                               Robert S. Tissue,
                               Sr. Vice President and Chief Financial Officer



Date:  August 13, 2002

                                                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Summit Financial Group, Inc. ("Summit ") Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Charles Maddy, III, President and Chief Executive Officer of Summit, certify to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Summit.


                                /s/ H. Charles Maddy, III
                                --------------------------------------------
                                H. Charles Maddy, III,
                                President and Chief Executive Officer


Date:  August 13, 2002



The foregoing certification is being furnished solely pursuant to 18 U.S.C. ss. 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Summit Financial Group, Inc. ("Summit ") Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert S. Tissue, Senior Vice President and Chief Financial Officer of Summit, certify to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Summit.


                              /s/ Robert S. Tissue
                              --------------------------------------------
                              Robert S. Tissue,
                              Senior Vice President and Chief Financial Officer


Date:  August 13, 2002



The foregoing certification is being furnished solely pursuant to 18 U.S.C. ss. 1350 and is not being filed as part of the Report or as a separate disclosure document.