Form 10-Q
period 2002-09-30
SUMMIT FINANCIAL GROUP INC
filed 2002-11-14
CIK 811808

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from ______  to ______.

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

                          Common Stock, $2.50 par value
               1,753,160 shares outstanding as of November 8, 2002

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents


                                                                            Page
PART  I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 2002 (unaudited) and December 31, 2001................4

           Consolidated Statements of Income for
           the Three Months and Nine Months Ended
           September 30, 2002 and 2001 (unaudited).............................5

           Consolidated Statements of Shareholders' Equity
           for the Nine Months Ended
           September 30, 2002 and 2001 (unaudited).............................6

           Consolidated Statements of Cash Flows
           for the Nine months Ended
           September 30, 2002 and 2001 (unaudited)...........................7-8

           Notes to Consolidated Financial Statements (unaudited)...........9-20

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................21-26

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........26

  Item 4.  Controls and Procedures............................................26

                                                                            Page

PART  II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................27

  Item 2.  Changes in Securities and Use of Proceeds........................None

  Item 3.  Defaults upon Senior Securities..................................None

  Item 4.  Submission of Matters to a Vote of Security Holders..............None

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

           Reports on Form 8-K..............................................None

SIGNATURES....................................................................28

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT 0F 2002.......29-30

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                       September 30,    December 31,    September 30,
                                                           2002             2001            2001
                                                        (unaudited)         (*)          (unaudited)
                                                      --------------   --------------   -------------
 ASSETS
Cash and due from banks                               $  11,967,810    $  11,776,231    $   8,384,827
Interest bearing deposits with other banks                2,315,399        2,261,826          116,122
Federal funds sold                                        1,384,928        1,848,129        8,382,000
Securities available for sale                           218,490,418      206,967,097      184,946,145
Securities held to maturity                                       -          150,280          150,425
Loans, net                                              408,186,019      344,415,429      320,713,286
Premises and equipment, net                              13,109,239       12,911,507       12,738,232
Accrued interest receivable                               4,210,043        3,874,002        3,972,518
Intangible assets                                         3,238,917        3,352,281        3,422,828
Other assets                                              6,479,094        4,199,975        4,054,683
                                                      -------------    -------------    -------------
                          Total assets                $ 669,381,867    $ 591,756,757    $ 546,881,066
                                                      =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
      Non interest bearing                            $  52,108,168    $  38,685,688    $  32,685,444
      Interest bearing                                  411,806,850      357,519,290      354,121,921
                                                      -------------    -------------    -------------
                       Total deposits                   463,915,018      396,204,978      386,807,365
                                                      -------------    -------------    -------------
  Short-term borrowings                                  12,165,301       24,032,790       12,988,575
  Long-term borrowings                                  137,596,604      123,444,531       98,304,452
  Other liabilities                                       4,326,049        3,787,111        4,031,276
                                                      -------------    -------------    -------------
                         Total liabilities              618,002,972      547,469,410      502,131,668
                                                      -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
  Common stock, $2.50 par value; authorized
      5,000,000 shares; issued 1,780,780                  4,451,950        4,451,950        4,451,950
  Capital surplus                                         8,256,901        8,256,901        8,256,901
  Retained earnings                                      35,348,274       30,803,543       29,797,041
  Less cost of shares acquired for the treasury
      2002 - 27,070 shares and 2001 - 26,470 shares        (554,403)        (532,479)        (532,479)
  Accumulated other comprehensive income                  3,876,173        1,307,432        2,775,985
                                                      -------------    -------------    -------------
                         Total shareholders' equity      51,378,895       44,287,347       44,749,398
                                                      -------------    -------------    -------------

         Total liabilities and shareholders' equity   $ 669,381,867    $ 591,756,757    $ 546,881,066
                                                      =============    =============    =============

(*) - December 31, 2001 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                                   Three Months Ended               Nine Months Ended
                                                              -----------------------------   -----------------------------
                                                              September 30,   September 30,   September 30,   September 30,
                                                                  2002            2001            2002            2001
                                                              -------------   -------------   -------------   -------------
 Interest income
     Interest and fees on loans
        Taxable                                               $ 7,323,374     $ 6,589,313     $21,075,193     $18,858,904
        Tax-exempt                                                 89,622          48,826         258,699         131,167
    Interest and dividends on securities
        Taxable                                                 2,406,690       2,675,642       7,506,835       8,251,351
        Tax-exempt                                                480,518         241,125       1,268,976         689,344
    Interest on interest bearing deposits with other banks         23,097           3,548          69,607          12,623
    Interest on Federal funds sold                                 22,156          77,415          43,832         199,296
                                                              -----------     -----------     -----------     -----------
                       Total interest income                   10,345,457       9,635,869      30,223,142      28,142,685
                                                              -----------     -----------     -----------     -----------
Interest expense
    Interest on deposits                                        2,998,480       3,698,379       8,709,988      11,512,517
    Interest on short-term borrowings                              64,782          90,627         246,042         370,910
    Interest on long-term borrowings                            1,739,512       1,326,016       5,191,621       3,735,205
                                                              -----------     -----------     -----------     -----------
                      Total interest expense                    4,802,774       5,115,022      14,147,651      15,618,632
                                                              -----------     -----------     -----------     -----------
                        Net interest income                     5,542,683       4,520,847      16,075,491      12,524,053
Provision for loan losses                                         307,500         227,500         907,500         552,500
                                                              -----------     -----------     -----------     -----------
        Net interest income after provision for loan losses     5,235,183       4,293,347      15,167,991      11,971,553
                                                              -----------     -----------     -----------     -----------
Other income
    Insurance commissions                                          61,771          26,322         136,921          67,632
    Service fees                                                  353,942         271,852         977,163         738,946
    Securities gains (losses)                                       8,651         204,405          73,728         381,672
    Other                                                         176,826          57,545         350,642         134,337
                                                              -----------     -----------     -----------     -----------
                        Total other income                        601,190         560,124       1,538,454       1,322,587
                                                              -----------     -----------     -----------     -----------
Other expense
    Salaries and employee benefits                              1,700,763       1,441,475       5,056,470       4,133,228
    Net occupancy expense                                         204,048         186,382         585,030         564,610
    Equipment expense                                             313,969         298,125         949,084         866,092
    Supplies                                                      121,040          74,534         359,475         209,748
    Amortization of intangibles                                    37,788          70,548         113,364         211,644
    Other                                                         737,099         671,148       2,316,466       2,042,531
                                                              -----------     -----------     -----------     -----------
                        Total other expense                     3,114,707       2,742,212       9,379,889       8,027,853
                                                              -----------     -----------     -----------     -----------
                    Income before income taxes                  2,721,666       2,111,259       7,326,556       5,266,287
Income tax expense                                                798,600         673,680       2,132,730       1,620,335
                            Net income                        $ 1,923,066     $ 1,437,579     $ 5,193,826     $ 3,645,952
                                                              ===========     ===========     ===========     ===========

Basic earnings per common share                               $      1.10     $      0.82     $      2.96     $      2.08
                                                              ===========     ===========     ===========     ===========
Diluted earnings per common share                             $      1.09     $      0.82     $      2.94     $      2.08
                                                              ===========     ===========     ===========     ===========

Average common shares outstanding
    Basic                                                       1,754,283       1,761,595       1,754,301       1,754,495
                                                              ===========     ===========     ===========     ===========
    Diluted                                                     1,768,110       1,761,595       1,767,729       1,754,495
                                                              ===========     ===========     ===========     ===========

Dividends per common share                                            $ -             $ -     $      0.37     $      0.35
                                                              ===========     ===========     ===========     ===========

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)


                                                                                                  Accumulated
                                                                                                     Other             Total
                                                                                                    Compre-            Share-
                                          Common        Capital       Retained      Treasury        hensive           holders'
                                          Stock        Surplus        Earnings       Stock          Income            Equity
 Balance, December 31, 2001             $ 4,451,950    $ 8,256,901   $ 30,803,543   $ (532,479)      $ 1,307,432    $ 44,287,347
 Nine Months Ended September 30, 2002
  Comprehensive income:
   Net income                                     -              -      5,193,826            -                 -       5,193,826
   Other comprehensive income,
    net of deferred taxes
    of $1,574,390:
   Net unrealized gain on
    securities of $2,614,452, net
    of reclassification adjustment
    for gains included in net
    income of $45,711                             -              -              -            -         2,568,741       2,568,741
              -------                                                                                               ------------
  Total comprehensive income                      -              -              -            -                 -       7,762,567
                                                                                                                    ------------
  Cash dividends declared ($.37 per share)        -              -       (649,095)           -                 -        (649,095)
  Purchase of treasury shares                     -              -              -      (21,924)                -         (21,924)
                                        -----------    -----------   ------------   -----------     ------------    ------------

 Balance, September 30, 2002            $ 4,451,950    $ 8,256,901   $ 35,348,274   $ (554,403)      $ 3,876,173    $ 51,378,895
                                        ===========    ===========   ============   ==========       ===========    ============

 Balance, December 31, 2000             $ 4,451,950    $ 8,256,901   $ 26,765,097   $ (517,725)      $   816,978    $ 39,773,201
 Nine Months Ended September 30, 2001
  Comprehensive income:
   Net income                                     -              -      3,645,952            -                 -       3,645,952
   Other comprehensive income,
    net of deferred taxes
    of $1,200,682:
   Net unrealized gain on
    securities of $2,340,679, net
    of reclassification adjustment
    for gains included in net
    income of $381,672                            -              -              -            -         1,959,007       1,959,007
              --------                                                                                              ------------
  Total comprehensive income                      -              -              -            -                 -       5,604,959
                                                                                                                    ------------
  Cash dividends declared ($.35 per share)        -              -       (614,008)           -                 -        (614,008)
  Purchase of treasury shares                     -              -              -      (14,754)                -         (14,754)
                                        -----------    -----------   ------------   ----------       -----------    ------------

 Balance, September 30, 2001            $ 4,451,950    $ 8,256,901   $ 29,797,041   $ (532,479)      $ 2,775,985    $ 44,749,398
                                        ===========    ===========   ============   ==========       ===========    ============

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                                        Nine Months Ended
                                                                               ----------------------------------
                                                                               September 30,         September 30,
                                                                                   2002                  2001
                                                                               ------------          ------------
 Cash Flows from Operating Activities
    Net income                                                                 $  5,193,826          $  3,645,952
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                                763,796               682,527
        Provision for loan losses                                                   907,500               552,500
        Deferred income tax (benefit) expense                                      (400,470)             (137,340)
        Securities (gains) losses                                                   (73,728)             (381,670)
        (Gain) loss on disposal of bank premises, equipment and other assets          8,275               100,159
        Amortization of securities premiums (accretion of discounts), net           216,818              (293,616)
        Amortization of intangibles and purchase accounting adjustments, net        131,244               209,593
        (Increase) decrease in accrued interest receivable                         (336,041)             (211,817)
        (Increase) decrease in other assets                                        (260,541)             (174,691)
        Increase (decrease) in other liabilities                                   (294,561)              218,773
                                                                               ------------          ------------
               Net cash provided by operating activities                          5,856,118             4,210,370
                                                                               ------------          ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits with other banks           (53,573)              356,878
    Proceeds from maturities and calls of securities available for sale          10,711,500            43,959,529
    Proceeds from maturities and calls of securities held to maturity               150,000               250,000
    Proceeds from sales of securities available for sale                         18,983,528            24,150,733
    Principal payments received on securities available for sale                 30,597,959            19,168,665
    Purchases of securities available for sale                                  (67,869,813)          (94,070,010)
    Net (increase) decrease in Federal funds sold                                   463,201            (6,571,000)
    Net loans made to customers                                                 (64,742,923)          (49,800,232)
    Purchases of premises and equipment                                            (991,996)           (1,298,894)
    Proceeds from disposal of assets                                                 68,900                88,278
    Purchases of life insurance contracts                                        (2,250,000)              (74,200)
                                                                               ------------          ------------
          Net cash provided by (used in) investing activities                   (74,933,217)          (63,840,253)
                                                                               ------------          ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                         38,193,878            18,440,513
    Net increase (decrease) in time deposits                                     29,609,219            22,294,803
    Net increase (decrease) in short-term borrowings                            (11,867,488)            3,597,762
    Proceeds from long-term borrowings                                           14,590,000            17,500,000
    Repayment of long-term borrowings                                              (585,912)             (281,477)
    Dividends paid                                                                 (649,095)             (614,008)
    Purchase of treasury shares                                                     (21,924)              (14,754)
                                                                               ------------          ------------
               Net cash provided by financing activities                         69,268,678            60,922,839
                                                                               ------------          ------------
Increase (decrease) in cash and due from banks                                      191,579             1,292,956
Cash and due from banks:
        Beginning                                                                11,776,231             7,091,871
                                                                               ------------          ------------
        Ending                                                                 $ 11,967,810          $  8,384,827
                                                                               ============          ============

                               (Continued)
 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)

                                                                                        Nine Months Ended
                                                                               ----------------------------------
                                                                               September 30,         September 30,
                                                                                   2002                  2001
                                                                               ------------          ------------
 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                              $ 14,186,188          $ 15,846,167
                                                                               ============          ============
         Income taxes                                                          $  2,317,000          $  1,712,000
                                                                               ============          ============
 Supplemental Schedule of Noncash Investingand Financing Activities
     Other assets acquired in settlement of loans                              $     59,850          $    126,098
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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2001 and September 30, 2001, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Accounting Change and New Accounting Pronouncement

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

The following presents the Company's consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.



                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                       --------------------------------  -------------------------------
                                            2002             2001             2002            2001
                                       --------------   ---------------  --------------   --------------

Reported net income                     $   1,923,066   $   1,437,579     $   5,193,826   $   3,645,952
Add back:  goodwill amortization,
    net of applicable tax effect                    -          32,760                 -          98,280
                                        -------------   -------------     -------------   -------------
Adjusted net income                     $   1,923,066   $   1,470,339     $   5,193,826   $   3,744,232
                                        =============   =============     =============   =============

Basic earnings per share
    Reported net income                 $        1.10   $        0.82     $        2.96   $        2.08
    Add back:  goodwill amortization,
        net of applicable tax effect                -            0.02                 -            0.06
                                        -------------   -------------     -------------   -------------
    Adjusted net income                 $        1.10   $        0.84     $        2.96   $        2.14
                                        =============   =============     =============   =============

Diluted earnings per share
    Reported net income                 $        1.09   $        0.82     $        2.94   $        2.08
    Add back:  goodwill amortization,
        net of applicable tax effect                -            0.02                 -            0.06
                                        -------------   -------------     -------------   -------------
    Adjusted net income                 $        1.09   $        0.84     $        2.94   $        2.14
                                        =============   =============     =============   =============

The carrying amount of goodwill at September 30, 2002 and December 31, 2001 was $1,488,030. Accordingly, no changes in goodwill were recorded during the nine months ended September 30, 2002.

At September 30, 2002 and December 31, 2001, Summit had $1,750,887 and $1,864,251, respectively, in unamortized acquired intangible assets consisting entirely of goodwill recorded in accordance with SFAS 72. Amortization of $113,364 was recorded for the nine months ended September 30, 2002 relative to these intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2002 through 2006.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of SFAS 72 and requires that these transactions be accounted for in accordance with FASB Statement No. 141, Business Combinations, and SFAS 142. In addition, SFAS 147 clarifies that the acquisition of a less-than-whole financial institution (e.g. a branch acquisition) that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. SFAS 147 also amends FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets. SFAS 147 is effective on and after October 1, 2002. The Company does not expect the adoption of SFAS 147 will result in a material impact on its financial position or its results of operations.

Note 3.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                      -------------------------------       ------------------------------
                                         2002                2001               2002               2001
                                      ------------       ------------        ----------        ------------

Numerator:
  Net Income                          $  1,923,066       $  1,437,579        $  5,193,826      $  3,645,952
                                      ============       ============        ============      ============

Denominator:
  Denominator for basic earnings
      per share - weighted average
      common shares outstanding          1,754,283          1,761,595           1,754,301         1,754,495

  Effect of dilutive securities:
      Stock options                         13,827                  -              13,428                 -
                                      ------------       ------------        ------------      ------------

  Denominator for diluted earnings
      per share - weighted average
      common shares outstanding and
      assumed conversions                1,768,110          1,761,595           1,767,729         1,754,495
                                      ============       ============        ============      ============

Basic earnings per share              $       1.10       $       0.82        $       2.96        $     2.08
                                      ============       ============        ============      ============

Diluted earnings per share            $       1.09       $       0.82        $       2.94        $     2.08
                                      ============       ============        ============      ============


Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2002, December 31, 2001, and September 30, 2001 are summarized as follows:

                                                        September 30, 2002
                                     ---------------------------------------------------------
                                       Amortized            Unrealized              Estimated
                                                    ---------------------------
                                         Cost          Gains          Losses       Fair Value
                                     ------------   ------------   ------------   ------------
Available for Sale
  Taxable:
   U. S. Government agencies
    and corporations                 $ 36,728,531   $  1,187,948   $          -   $ 37,916,479
   Mortgage-backed securities          95,245,831      2,208,555        131,061     97,323,325
   State and political subdivisions     5,448,472        185,333              -      5,633,805
   Corporate debt securities           30,106,915      1,228,554         62,878     31,272,591
   Federal Reserve Bank stock             397,000              -              -        397,000
   Federal Home Loan Bank stock         7,368,800              -              -      7,368,800
   Other equity securities                  6,625              -              -          6,625
                                     ------------   ------------   ------------   ------------
          Total taxable               175,302,174      4,810,390        193,939    179,918,625
                                     ------------   ------------   ------------   ------------
  Tax-exempt:
   State and political subdivisions    31,977,763      1,515,256          4,678     33,488,341
   Federal Reserve Bank stock               8,400              -              -          8,400
   Other equity securities              5,066,498        152,325        143,771      5,075,052
                                     ------------   ------------   ------------   ------------
      Total tax-exempt                 37,052,661      1,667,581        148,449     38,571,793
                                     ------------   ------------   ------------   ------------
            Total                    $212,354,835   $  6,477,971   $    342,388   $218,490,418
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
                                      ============   ============   ============   ============


                                                         December 31, 2001
                                      ---------------------------------------------------------
                                       Amortized             Unrealized             Estimated
                                                     ---------------------------
Held to Maturity                         Cost           Gains          Losses       Fair Value
 Tax-exempt:                          ------------   ------------   ------------   ------------
  State and political subdivisions    $    150,280   $      1,410   $        157   $    151,533
                                      ============   ============   ============   ============


                                                       September 30, 2001
                                    ---------------------------------------------------------
                                      Amortized            Unrealized              Estimated
                                                   ---------------------------
                                        Cost          Gains          Losses       Fair Value
                                    ------------   ------------   ------------   ------------
Available for Sale
 Taxable:
  U. S. Government agencies
     and corporations               $ 46,347,609   $  1,575,298   $      5,106   $ 47,917,801
 Mortgage-backed securities           78,430,406      1,589,294         60,081     79,959,619
 State and political subdivisions      5,329,922         22,807          1,375      5,351,354
 Corporate debt securities            25,411,147      1,148,484         11,084     26,548,547
 Federal Reserve Bank stock              341,300              -              -        341,300
 Federal Home Loan Bank stock          5,377,900              -              -      5,377,900
 Other equity securities                 306,625              -         87,000        219,625
                                    ------------   ------------   ------------   ------------
       Total taxable                 161,544,909      4,335,883        164,646    165,716,146
                                    ------------   ------------   ------------   ------------
Tax-exempt:
 State and political subdivisions     14,094,706        421,195            292     14,515,609
 Federal Reserve Bank stock                4,100              -              -          4,100
 Other equity securities               4,825,068              -        114,778      4,710,290
                                    ------------   ------------   ------------   ------------
     Total tax-exempt                 18,923,874        421,195        115,070     19,229,999
                                    ------------   ------------   ------------   ------------
           Total                    $180,468,783   $  4,757,078   $    279,716   $184,946,145
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
                                    ============   ============    ============  ============


The maturities, amortized cost and estimated fair values of securities at September 30, 2002, are summarized as follows:

                                                   Available for Sale
                                           ----------------------------------
                                             Amortized           Estimated
                                                Cost             Fair Value
                                           --------------      --------------

 Due in one year or less                   $   70,432,785      $   71,731,068
 Due from one to five years                    85,300,928          88,316,965
 Due from five to ten years                    15,703,193          16,490,657
 Due after ten years                           28,070,606          29,095,851
 Equity securities                             12,847,323          12,855,877
                                           --------------      --------------
                                           $  212,354,835      $  218,490,418
                                           ==============      ==============

Note 5.  Loans

Loans are summarized as follows:
                                      September 30,  December 31,  September 30,
                                          2002           2001          2001
                                      ------------   ------------  ------------
Commerical                            $ 32,308,945   $ 26,464,421  $ 26,480,269
Commercial real estate                 165,271,845    121,576,437   106,837,585
Real estate - construction               3,885,468      2,393,754     2,700,827
Real estate - mortgage                 160,619,722    149,050,426   141,958,535
Consumer                                42,113,266     41,508,960    39,872,354
Other                                    8,715,381      7,263,448     6,415,024
                                      ------------   ------------  ------------
  Total loans                          412,914,627    348,257,446   324,264,594
Less unearned income                       809,726        731,769       697,094
                                      ------------   ------------  ------------
  Total loans net of unearned income   412,104,901    347,525,677   323,567,500
Less allowance for loan losses           3,918,882      3,110,248     2,854,214
                                      ------------   ------------  ------------
  Loans, net                          $408,186,019   $344,415,429  $320,713,286
                                      ============   ============  ============


Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001, and for the year ended December 31, 2001 is as follows:

                                       Nine Months Ended        Year Ended
                                         September 30,          December 31,
                                   -------------------------
                                      2002           2001           2001
                                   ----------     ----------     ----------

Balance, beginning of period       $3,110,248     $2,570,776     $2,570,776
Losses:
    Commercial                         35,109         38,624         38,624
    Commercial - real estate                -         52,556         69,233
    Real estate - mortgage             18,618         46,976         46,977
    Consumer                           88,982        151,438        190,804
    Other                              48,153         60,773         75,643
                                   ----------     ----------     ----------
                  Total               190,862        350,367        421,281
                                   ----------     ----------     ----------
Recoveries:
    Commercial                          4,339          1,635          2,672
    Commercial - real estate                -              -          7,500
    Real estate - mortgage             15,289            728            728
    Consumer                           57,986         65,571         98,940
    Other                              14,382         13,371         20,913
                                   ----------     ----------     ----------
                  Total                91,996         81,305        130,753
                                   ----------     ----------     ----------
Net losses                             98,866        269,062        290,528
Provision for loan losses             907,500        552,500        830,000
                                   ----------     ----------     ----------
Balance, end of period             $3,918,882     $2,854,214     $3,110,248
                                   ==========     ==========     ==========

Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2002 and 2001, and December 31, 2001:

                                   September 30,  December 31,   September 30,
                                       2002           2001           2001
                                   ------------   ------------   ------------
Interest bearing demand deposits   $103,773,031   $ 81,509,961   $ 80,787,458
Savings deposits                     46,274,276     43,765,947     41,767,671
Certificates of deposit             237,939,820    211,116,608    210,666,505
Individual retirement accounts       23,819,723     21,126,774     20,900,287
                                   ------------   ------------   ------------
                      Total        $411,806,850   $357,519,290   $354,121,921
                                   ============   ============   ============


The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2002:

                                           Amount         Percent
                                        -----------       -------
Three months or less                    $11,358,696         17.2%
Three through six months                 10,606,981         16.1%
Six through twelve months                16,393,716         24.8%
Over twelve months                       27,656,004         41.9%
                                        -----------        -----
                      Total             $66,015,397        100.0%
                                        ===========        =====


A summary of the scheduled maturities for all time deposits as of September 30, 2002 is as follows:

 Three Month Period Ending December 31, 2002             $  48,025,794
 Year Ending December 31, 2003                             108,490,609
 Year Ending December 31, 2004                              71,588,156
 Year Ending December 31, 2005                              18,212,937
 Year Ending December 31, 2006                               4,613,688
 Thereafter                                                 10,828,359
                                                         -------------
                                                         $ 261,759,543
                                                         =============

Note 8.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                 Nine Months Ended September 30, 2002
                                               -----------------------------------------
                                               Federal Funds                    Federal
                                                 Purchased                       Home
                                                 and Other                    Loan Bank
                                                Short-term     Repurchase     Short-term
                                                 Advances      Agreements      Advances
                                               -----------    -----------    -----------
Balance at September 30                        $   650,000    $ 8,515,301    $ 3,000,000
Average balance outstanding for the period       1,050,176      9,315,707      5,040,910
Maximum balance outstanding at
  any month end during period                    2,370,000     10,778,052      9,344,800
Weighted average interest rate for the period        4.20%          1.72%          2.45%
Weighted average interest rate for balances
  outstanding at September 30                        4.25%          1.86%          2.44%


                                                      Year Ended December 31, 2001
                                               -----------------------------------------
                                               Federal Funds                    Federal
                                                 Purchased                       Home
                                                 and Other                    Loan Bank
                                                Short-term     Repurchase     Short-term
                                                 Advances      Agreements      Advances
                                               -----------    -----------    ------------
Balance at December 31                         $ 1,041,000    $ 8,213,590    $ 14,778,200
Average balance outstanding for the year         1,458,355      7,351,836       3,069,203
Maximum balance outstanding at
  any month end                                  4,298,000      9,080,068      14,778,200
Weighted average interest rate for the year          5.10%          3.30%           4.42%
Weighted average interest rate for balances
  outstanding at December 31                         4.14%          1.83%           1.99%


                                                    Nine Months Ended September 30, 2001
                                               ---------------------------------------------
                                               Federal Funds                      Federal
                                                 Purchased                         Home
                                                 and Other                       Loan Bank
                                                Short-term      Repurchase      Short-term
                                                 Advances       Agreements       Advances
                                               -----------      -----------     -----------
Balance at September 30                        $ 1,000,000      $ 8,158,575     $ 3,830,000
Average balance outstanding for the year         1,252,655        7,000,111       3,017,362
Maximum balance outstanding at
  any month end                                  4,298,000        8,158,575       7,467,100
Weighted average interest rate for the year          6.09%            3.76%           5.13%
Weighted average interest rate for balances
  outstanding at September 30                        5.50%            2.77%           3.55%


Long-term borrowings: The Company's long-term borrowings of $137,596,604, $123,444,531 and $98,304,452 at September 30, 2002, December 31, 2001 and
September 30, 2001, respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2002 was 5.19% compared to 5.64% for the first nine months of 2001.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

     Year Ending
     December 31,               Amount
     ------------           -------------
         2002               $     975,525
         2003                   4,935,414
         2004                  18,901,198
         2005                   7,889,448
         2006                   7,704,212
      Thereafter               97,190,807
                            -------------
                            $ 137,596,604
                            =============

Note 9.  Subsequent Events

On October 15, 2002, at a special meeting of Summit's shareholders, an amendment to the Company's Articles of Incorporation was approved authorizing a class of 250,000 shares of $1.00 par value preferred stock. The amendment further authorizes the Company's Board of Directors to issue the preferred stock, and to fix the designation, preferences, rights, dividends, and all other attributes of such preferred stock without any further vote or action by the shareholders.

On October 25, 2002. Summit's Board of Directors declared a $0.38 per share dividend, payable on December 16, 2002 to shareholders of record as of December 2, 2002.

On October 29, 2002, $3.5 million of Company-obligated mandatorily redeemable capital securities ("Capital Securities") of a subsidiary trust holding solely junior subordinated debt securities of the Company ("Debentures") were issued by SFG Capital Trust I ("Trust"), a Delaware business trust, of which 100% of the common equity is owned by Summit. The Trust was formed for the purpose of issuing the Capital Securities and investing the proceeds from the sale of such Capital Securities in the Debentures. The Debentures are the sole asset of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the Debentures held by the Trust and are recorded as interest expense by the Company. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures. The Company has entered into an agreement which fully and unconditionally guarantees the Capital Securities subject to the terms of each of the guarantees. The Debentures held by the Trust bear interest at a variable interest rate equal to LIBOR plus 345 basis points, adjusted quarterly. The Debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The Debentures are first redeemable, in whole or in part, by the Company in 2007.


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

Quantitative measures established by regulation to ensure capital adequacy require Summit and each of its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that Summit and each of its subsidiaries met all capital adequacy requirements to which they were subject.

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

 (Dollars in thousands)

                                                                                             To be Well Capitalized
                                                                      Minimum Required       under Prompt Corrective
                                                 Actual              Regulatory Capital         Action Provisions
                                          --------------------       -------------------       -------------------
                                           Amount        Ratio        Amount       Ratio        Amount       Ratio
                                          --------       -----       --------      -----       --------      -----
 As of September 30, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 48,165       10.6%       $ 36,226        8.0%      $ 45,283       10.0%
     Summit Community*                      25,933       11.1%         18,727        8.0%        23,409       10.0%
     Capital State                          10,757       10.3%          8,368        8.0%        10,459       10.0%
     Shenandoah                             12,262       10.7%          9,137        8.0%        11,421       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 44,221        9.8%         18,113        4.0%        27,170        6.0%
     Summit Community*                      23,680       10.1%          9,364        4.0%        14,045        6.0%
     Capital State                           9,887        9.5%          4,184        4.0%         6,276        6.0%
     Shenandoah                             11,441       10.0%          4,568        4.0%         6,853        6.0%
 Tier I Capital (to average assets)
     Summit                                 44,221        6.9%         19,204        3.0%        32,007        5.0%
     Summit Community*                      23,680        7.1%          9,979        3.0%        16,632        5.0%
     Capital State                           9,887        6.7%          4,418        3.0%         7,363        5.0%
     Shenandoah                             11,441        7.3%          4,683        3.0%         7,804        5.0%

 As of December 31, 2001
 Total Capital (to risk weighted assets)
     Summit                               $ 42,695       11.3%       $ 30,173        8.0%      $ 37,716       10.0%
     South Branch*                          14,014       10.4%         10,811        8.0%        13,514       10.0%
     Capital State                           9,407       10.4%          7,208        8.0%         9,011       10.0%
     Shenandoah                             10,386       13.7%          6,065        8.0%         7,581       10.0%
     Potomac*                                9,273       12.1%          6,121        8.0%         7,651       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 39,585       10.5%         15,080        4.0%        22,620        6.0%
     South Branch*                          12,564        9.3%          5,404        4.0%         8,106        6.0%
     Capital State                           8,754        9.7%          3,602        4.0%         5,404        6.0%
     Shenandoah                              9,978       13.2%          3,033        4.0%         4,549        6.0%
     Potomac*                                8,674       11.3%          3,062        4.0%         4,593        6.0%
 Tier I Capital (to average assets)
     Summit                                 39,585        7.1%         16,797        3.0%        27,995        5.0%
     South Branch*                          12,564        7.0%          5,369        3.0%         8,949        5.0%
     Capital State                           8,754        6.7%          3,902        3.0%         6,504        5.0%
     Shenandoah                              9,978        8.1%          3,709        3.0%         6,182        5.0%
     Potomac*                                8,674        7.0%          3,739        3.0%         6,231        5.0%

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

RESULTS OF OPERATIONS

Earnings Summary

Summit reported net income of $1,923,000, or $1.09 per diluted share for the third quarter of 2002, as compared to $1,438,000, or $.82 per diluted share for the third quarter of 2001. Net income for the nine months ended September 30, 2002 grew 42.5% to $5,194,000, or $2.94 per diluted share as compared to $3,646,000, or $2.08 per diluted share for the nine months ended September 30, 2001. Returns on average equity and assets for the first nine months of 2002 were 14.94% and 1.13%, respectively, compared with 11.65% and 0.95% for the same period of 2001. Improved financial performance for the first nine months of 2002 resulted primarily from growth in net interest income.

Net Interest Income

The Company's net interest income on a fully tax-equivalent basis totaled $16,831,000 for the nine month period ended September 30, 2002 compared to $12,905,000 for the same period of 2001, representing an increase of $3,926,000 or 30.42%. This increase resulted from growth in interest earning assets. Average interest earning assets grew 21.3% from $478,856,000 during the first nine months of 2001 to $581,042,000 for the first nine months of 2002.

Summit's net yield on interest earning assets increased to 3.9%, for the nine month period ended September 30, 2002 compared to 3.6% for the same period of 2001. Consistent with industry trends, the Company's net interest margin has been narrowing as competition from nontraditional financial service providers and shifting customer preferences have made it difficult to attract core deposits, the most significant and lowest cost funding source of commercial banks.

Growth in the Company's net interest income is expected to continue due to anticipated growth in volumes of interest earning assets, principally loans, over the near term. However, if market interest rates were to rise significantly over the next 12 months, the spread between interest earning assets and interest bearing liabilities could begin to narrow due to Summit's current liability sensitive position, thus negatively impacting net interest income. Management continually monitors the net interest margin through net interest income simulation to minimize the potential for any significant negative impact. See the "Market Risk Management" section for further discussion of the impact changes in market interest rates could have on Summit. Further analysis of the Company's yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)

                                                              For the Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------
                                                         2002                                   2001
                                          ----------------------------------     ------------------------------------
                                           Average      Earnings/     Yield/      Average      Earnings/       Yield/
                                           Balance       Expense       Rate       Balance       Expense         Rate
                                          ---------      --------      -----     ---------      --------        -----
Interest earning assets
    Loans, net of unearned income
        Taxable                           $ 366,361     $  21,075      7.7%      $ 292,311     $  18,859         8.6%
        Tax-exempt (1)                        6,166           392      8.5%          2,440           198        10.8%
    Securities
        Taxable                             168,983         7,507      5.9%        159,681         8,251         6.9%
        Tax-exempt (1)                       33,846         1,892      7.5%         17,559         1,004         7.6%
    Federal funds sold and interest
        bearing deposits with other banks     5,686           113      2.6%          6,865           212         4.1%
                                          ---------     ---------      ---       ---------     ---------         ---
  Total interest earning assets             581,042        30,979      7.1%        478,856        28,524         7.9%
                                                        ---------      ---                     ---------         ---
Noninterest earning assets
    Cash & due from banks                     8,518                                  8,562
    Premises and equipment                   13,090                                 12,442
    Other assets                             15,836                                 14,066
    Allowance for loan losses                (3,520)                                (2,714)
                                          ---------                              ---------
           Total assets                   $ 614,966                              $ 511,212
                                          =========                              =========

Interest bearing liabilities
    Interest bearing demand deposits       $ 89,861     $   1,007      1.5%      $  71,912     $   1,529         2.8%
    Savings deposits                         45,899           447      1.3%         39,411           736         2.5%
    Time deposits                           241,536         7,256      4.0%        221,315         9,248         5.6%
    Short-term borrowings                    15,428           246      2.1%         11,270           371         4.4%
    Long-term borrowings                    133,316         5,192      5.2%         88,322         3,735         5.6%
                                          ---------     ---------      ---       ---------     ---------         ---
Total interest bearing liabilities          526,040        14,148      3.6%        432,230        15,619         4.8%
                                                        ---------      ---                     ---------         ---

Noninterest bearing liabilities
    and shareholders' equity
    Demand deposits                          38,193                                 33,040
    Other liabilities                         4,373                                  4,197
    Shareholders' equity                     46,360                                 41,745
                                          ---------                              ---------
      Total liabilities and
        shareholders' equity              $ 614,966                              $ 511,212
                                          =========                              =========
Net interest earnings                                   $  16,831                              $  12,905
                                                        =========                              =========
Net yield on interest earning assets                                   3.9%                                      3.6%
                                                                       ===                                       ===

(1) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $756,000 and $381,000 for the periods ended September 30, 2002 and 2001, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
                                           For the Nine Months Ended
                                   September 30, 2002 versus September 30, 2001
                                      -------------------------------------
                                              Increase (Decrease)
                                               Due to Change in:
                                      -------------------------------------
                                      Volume           Rate            Net
                                      -------        --------         -----
Interest earned on:
Loans
  Taxable                             $ 4,414        $(2,198)         2,216
  Tax-exempt                              245            (51)           194
Securities
  Taxable                                 461         (1,205)          (744)
  Tax-exempt                              911            (23)           888
Federal funds sold and interest
  bearing deposits with other banks       (32)           (67)           (99)
                                      -------        -------        -------
Total interest earned on
  interest earning assets               5,999         (3,544)         2,455
                                      -------        -------        -------

Interest paid on:
Interest bearing demand
  deposits                                320           (842)          (522)
Savings deposits                          106           (395)          (289)
Time deposits                             787         (2,779)        (1,992)
Short-term borrowings                     108           (233)          (125)
Long-term borrowings                    1,773           (316)         1,457
                                      -------        -------        -------
  Total interest paid on
    interest bearing liabilities        3,094         (4,565)        (1,471)
                                      -------        -------        -------

          Net interest income         $ 2,905        $ 1,021        $ 3,926
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

The Company recorded a $908,000 provision for loan losses for the first nine months of 2002, compared to $553,000 for the same period in 2001, an increase of $355,000 or 64.2%. This increase represents continued growth of the loan portfolio. Net loan charge offs for the first nine months of 2002 were $99,000, as compared to $269,000 over the same period of 2001. At September 30, 2002, the allowance for loan losses totaled $3,919,000 or 0.95% of loans, net of unearned income, compared to $3,110,000 or 0.89% of loans, net of unearned income at December 31, 2001.

Summit's asset quality remains sound. As illustrated in Table III below, the Company's non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, remaining at a historically moderate level.


Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)

                                             September 30,        December 31,
                                          -------------------
                                           2002         2001         2001
                                          ------       ------       ------
Accruing loans past due 90 days or more   $  241       $  104       $  328
Nonperforming assets:
    Nonaccrual loans                         734          933          788
    Foreclosed properties                     81           81           81
    Repossessed assets                         4           14            -
                                          ------       ------       ------
                 Total                    $1,060       $1,132       $1,197
                                          ======       ======       ======

Percentage of total loans                    0.3%         0.3%         0.3%
                                             ===          ===          ===


Noninterest Expense

Total noninterest expense increased approximately $1,352,000, or 16.8% to $9,380,000 during the first nine months of 2002 as compared to the same period in 2001. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits expense as a result of the company awarding general merit raises and the addition of new staff positions required as a result of Summit's growth.

FINANCIAL CONDITION

Total assets of the Company were $669,382,000 at September 30, 2002, compared to $591,757,000 at December 31, 2001, representing a 13.1% increase. Table IV below serves to illustrate significant changes in the Company's financial position between December 31, 2001 and September 30, 2002.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                  Balance                            Balance
                                December 31,  Increase (Decrease)  September 30,
                                             ---------------------
                                   2001      Amount     Percentage     2002
                                 --------    --------     ------      --------
 Assets
  Federal funds sold             $  1,848   $   (463)     -25.1%     $  1,385
  Securities available for sale   206,967     11,523        5.6%      218,490
  Loans, net of unearned income   344,415     63,771       18.5%      408,186

Liabilities
  Interest bearing deposits      $357,519   $ 54,288       15.2%     $411,807
  Short-term borrowings            24,033    (11,868)     -49.4%       12,165
  Long-term borrowings            123,445     14,152       11.5%      137,597


Loan growth during the first nine months of 2002, occurring principally in the commercial real estate and real estate - mortgage portfolios, was funded primarily by long-term borrowings from the FHLB.

Short-term borrowings decreased during the first nine months of 2002 as the Company borrowed long-term with the FHLB and paid down the short-term borrowings.

Refer to Notes 4, 5, 6, 7 and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of the Summit's securities, loans, deposits and borrowing activity between September 30, 2002 and December 31, 2001.

LIQUIDITY

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $122 million or 18% of total assets at September 30, 2002 versus $126 million, or 21% of total assets at December 31, 2001.

The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Summit's liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of Company management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 2002 totaled $51,379,000 compared to $44,287,000 at December 31, 2001, representing an increase of 16.0% which resulted primarily from net retained earnings of the Company during the first nine months of 2002 and the appreciation in fair value of the Company's available for sale securities portfolio.

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

As of September 30, 2002, Summit's earnings simulation model projects net interest income would decrease by approximately 0.9% if rates rise evenly by 200 basis points over the next 12 month period, as compared to a projected stable rate net interest income. Further, the model projects that if rates fall evenly by 200 basis points over the next year, Company net interest income would decrease by approximately 0.5%, as compared to a projected stable rate net interest income. These projected changes are well within Summit's ALCO policy limit of +/- 10%.

CONTROLS AND PROCEDURES

Summit management, including the Chief Executive Officer and Chief Financial Officer, have conducted within 90 days of the filing of this Form 10-Q an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Part II.  Other Information

Item 1.  Legal Proceedings

Summit is involved in various pending legal actions, all of which are regarded by management as litigation arising in the ordinary course of business and are not expected to have a materially adverse effect on the business or financial condition of the Company.

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




                                 SUMMIT FINANCIAL GROUP, INC.
                                 (registrant)




                                 By:  /s/ H. Charles Maddy, III
                                 -------------------------------------
                                 H. Charles Maddy, III,
                                 President and Chief Executive Officer



                                 By:  /s/ Robert S. Tissue
                                 ------------------------------------
                                 Robert S. Tissue,
                                 Sr. Vice President and Chief Financial Officer



Date:  November 13, 2002
       -----------------

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, H. Charles Maddy, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
       -----------------
                                        /s/ H. Charles Maddy, III
                                        -------------------------------------
                                        H. Charles Maddy, III
                                        President and Chief Executive Officer

CERTIFICATION

I, Robert S. Tissue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
       -----------------

                                 /s/ Robert S. Tissue
                                 ------------------------------------
                                 Robert S. Tissue
                                 Sr. Vice President and Chief Financial Officer