Form 10-K
period 2002-12-31
SUMMIT FINANCIAL GROUP INC
filed 2003-03-26
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [ss.229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002, was approximately $48,064,000. The number of shares of the Registrant's Common Stock outstanding on March 17, 2003, was 3,504,320. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
                                                 Part of Form 10-K into which
          Document                                document is incorporated
 Portions of the Registrant's                 Part II - Items 5, 6, 7, 7A, and 8
 2002 Annual Report to Shareholders

 Portions of the Registrant's Proxy           Part III - Items 10, 11, 12 and 13
 Statement for the Annual Meeting of
 Shareholders to be held May 15, 2003

                           SUMMIT FINANCIAL GROUP, INC

                                 Form 10-K Index

                                                                            Page
PART I.

Item 1.   Business...........................................................3-9

Item 2.   Properties..........................................................10

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Shareholders.....................10

PART II.

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters.........................................11

Item 6.   Selected Financial Data.............................................11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations and Related Statistical Disclosures...........11

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........11

Item 8.   Financial Statements and Supplementary Data.........................11

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................11

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................12

Item 11.  Executive Compensation..............................................12

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management...............................................12

Item 13.  Certain Relationships and Related Transactions......................12

Item 14.  Controls and Procedures.............................................12


PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..13-14


SIGNATURES.................................................................15-16

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002.......17-18

FORWARD-LOOKING INFORMATION

This filing contains certain forward-looking statements (as defined in the Private Securities Litigation Act of 1995), which reflect our beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, our ability to effectively carry out our business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions and continuing consolidation in the financial services industry. Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

PART I.

Item 1.  Business

General

Summit Financial Group, Inc. ("Company" or "Summit") is a $672 million financial holding company headquartered in Moorefield, West Virginia. We provide commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northwestern region of Virginia. We provide these services through our three community bank subsidiaries: Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"), and Shenandoah Valley National Bank ("Shenandoah") (collectively, the "Bank Subsidiaries"). We changed our name from South Branch Valley Bancorp, Inc. effective December 30, 1999.

The Company was incorporated under the laws of the State of West Virginia in 1987, and became the parent bank holding company of South Branch Valley National Bank ("South Branch"), a nationally chartered banking association headquartered in Moorefield, West Virginia on December 31,1987. In early 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State, a West Virginia chartered bank headquartered in Charleston, West Virginia, for $5.2 million. On March 31, 1998, Summit acquired the remaining 60% of its outstanding common shares in an exchange of Summit common stock valued at $7.9 million. Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia. The transaction included the Branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. On May 17, 1999, Shenandoah, a newly organized, nationally chartered bank subsidiary of Summit, opened for business in Winchester, Virginia. Shenandoah was initially capitalized with $4 million. On December 30, 1999, Summit merged with Potomac Valley Bank, a $94 million West Virginia chartered bank headquartered in Petersburg, West Virginia, through an exchange of common stock. On January 18, 2002, South Branch and Potomac merged to form Summit Community, a West Virginia banking association.

Commercial and Retail Banking

We provide a wide range of commercial and retail banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash management services. The deposits of the Bank Subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers' needs. We and our Bank Subsidiaries have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. We also have a marketing program that primarily utilizes local radio and newspapers to advertise.

Our primary lending focus is providing commercial loans to local businesses with annual sales ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals. Typically, our customers have financing requirements between $50,000 and $1,000,000. We generally do not seek loans of more than $5 million, but will consider larger lending relationships which involve exceptional levels of credit quality. Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices. Each Bank Subsidiary has senior management with extensive lending experience. These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank Subsidiaries to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth. We centralize operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service. We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The banking offices work closely with us to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

Supervision and Regulation

General

We, as a financial holding company, are subject to the restrictions of the Bank Holding Company Act of 1956, as amended ("BHCA"), and are registered pursuant to its provisions. As a registered financial holding company, we are subject to the reporting requirements of the Federal Reserve Board of Governors ("FRB"), and are subject to examination by the FRB.

As a financial holding company doing business in West Virginia, we are also subject to regulation by the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the West Virginia Division of Banking.

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

The BHCA permits us to purchase or redeem our own securities. However, Regulation Y provides that prior notice must be given to the FRB if the total consideration for such purchase or consideration, when aggregated with the net consideration paid by us for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

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

The operations of Shenandoah, as a national banking association, are subject to federal statutes and regulations which apply to national banks, and are primarily regulated by the Comptroller of Currency ("OCC"). Capital State and Summit Community are subject to similar West Virginia statutes and regulations, and are primarily regulated by the West Virginia Division of Banking. The Bank Subsidiaries are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of the Bank Subsidiaries are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of the Bank Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, the Bank Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

Permitted Non-banking Activities

The FRB permits, within prescribed limits, financial holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West Virginia. Some examples of non-banking activities which presently may be performed by a financial holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the financial holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler's checks and U.S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

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

The FRB has a policy that a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a financial holding company to contribute capital to a troubled subsidiary bank, and may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Summit may not have the resources to provide it. Any capital loans by a holding company to any subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a financial holding company's bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Under federal law, the OCC may order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. Summit, as the sole stockholder of Bank Subsidiaries, is subject to such provisions.

Capital Requirements

As a financial holding company, we are subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank Subsidiaries are subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

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

Financial holding companies are required to maintain a risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant. For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines). The guidelines provide for a minimum leverage ratio of 3% for financial holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Financial holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 1 to 2 percent.

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

Our regulatory capital ratios and each of the Bank Subsidiaries capital ratios as of year end 2002 are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2002. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

Another requirement of FDICIA is that Federal banking agencies must prescribe regulations relating to various operational areas of banks and financial holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agencies deem appropriate.

Reigle-Neal Interstate Banking Bill

In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Interstate Bill. The Interstate Bill permits consolidation of banking institutions across state lines and, under certain conditions, de novo entry.

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

In the most recent CRA examinations by the applicable bank regulatory authorities, each of the Bank Subsidiaries was given "satisfactory" or better CRA ratings.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through the financial holding company, which have as its "umbrella regulator" the FRB. Functional regulation of the financial holding company's separately regulated subsidiaries are conducted by their primary functional regulators. The GLB Act makes a CRA rating of satisfactory or above necessary for insured depository institutions and their financial holding companies to engage in new financial activities. The GLB Act also provides a Federal right to privacy of non-public personal information of individual customers.

Deposit Acquisition Limitation

Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including its affiliated depository institutions, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking by showing good cause.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOA") was enacted, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of SOA, our Chief Executive Officer and Chief Financial Officer are each required to certify that Summit's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in Summit's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Competition

We engage in highly competitive activities. Each activity and market served involves competition with other banks and savings institutions, as well as with non-banking and non-financial enterprises that offer financial products and services that compete directly with our products and services. We actively compete with other banks, mortgage companies and other financial service companies in our efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking.

In addition to competing with other banks and mortgage companies, we compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for money market accounts from securities brokers has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. We take an aggressive competitive posture, and intend to continue vigorously competing for market share within our service areas by offering competitive rates and terms on both loans and deposits.

Employees

At March 15, 2003, we employed 162 full-time equivalent employees.

Item 2.  Properties

Our principal executive office is located at 223 North Main Street, Moorefield, West Virginia in a building that we own. Additionally, the Bank Subsidiaries' headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2002, our Bank Subsidiaries operated 13 banking offices as follows:

                                                Number of Offices
                                         --------------------------------
Subsidiary / Office Location               Owned     Leased     Total
-------------------------------------------------------------------------
Summit Community Bank
      Moorefield, West Virginia              1          -          1
      Mathias, West Virginia                 1          -          1
      Franklin, West Virginia                1          -          1
      Petersburg, West Virginia              2          -          2
Capital State Bank, Inc.
      Charleston, West Virginia              2          -          2
      Rainelle, West Virginia                1          -          1
      Rupert, West Virginia                  1          -          1
Shenandoah Valley National Bank
      Winchester, Virginia                   1          1          2
      Leesburg, Virginia                     -          1          1
      Harrisonburg, Virginia                 -          1          1




We believe that the premises occupied by us and the Bank Subsidiaries generally are well-located and suitably equipped to serve as financial services facilities. We have signed a contract for the sale of our primary branch facility in Petersburg, West Virginia, and expect the sale to occur by the end of 2003. Our intent is to build a new facility in Petersburg during 2003 which will be more conveniently located than our present facility in this market. We intend to sell our corporate headquarters located in Moorefield, West Virginia in early 2003 and to construct a new corporate headquarters also in Moorefield. Planning for these replacement facilities is ongoing, and the approximate cost for the Petersburg banking facility will be $1.5 million and $3.5 million for the new corporate headquarters. See Notes 7 and 8 of the accompanying consolidated financial statements for additional disclosures related to our properties and other fixed assets.

Item 3.  Legal Proceedings

We are involved in various pending legal proceedings, all of which are regarded by us as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Shareholders

On October 15, 2002, at a special meeting of our shareholders, the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions concerning each matter are indicated in the following tabulations.

     1. Approval of an Amendment to the Articles of Incorporation authorizing a class of preferred shares.

                           For              Against           Abstentions
                           962,040          136,374           15,028

     2. To vest in our Board of Directors the right to issue preferred shares in one or more series, and to fix and determine the relative rights and preferences as between any series of such preferred shares.

                           For              Against           Abstentions
                           959,778          137,098           16,566

PART II.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Information required by this item is set forth under the captions "COMMON STOCK LISTING" and "COMMON STOCK DIVIDEND AND MARKET PRICE INFORMATION" on inside back cover of our 2002 Annual Report, and is incorporated herein by reference.


Item 6.  Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" on page 2 of Financial Information 2002 included as a supplement to our 2002 Annual Report, and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

Information required by this item is set forth under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" on pages 3 through 13 of Financial Information 2002 included as a supplement to our 2002 Annual Report, and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" on page 12 of Financial Information 2002 included as a supplement to our 2002 Annual Report, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is set forth under the heading "QUARTERLY FINANCIAL INFORMATION" on page 14, under the heading "REPORT OF INDEPENDENT AUDITORS" on page 15, and under the headings "CONSOLIDATED FINANCIAL STATEMENTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" on pages 16 through 38 of Financial Information 2002 included as a supplement to our 2002 Annual Report, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III.

Item 10.  Directors and Executive Officers

Information required by this item is set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3, under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2006", "DIRECTORS WHOSE TERMS EXPIRE IN 2005", and "DIRECTORS WHOSE TERMS EXPIRE IN 2004" on pages 7 through 9, and under the heading "EXECUTIVE OFFICERS" on page 13 of our 2003 Proxy Statement, and is incorporated herein by reference.


Item 11.  Executive Compensation

Information required by this item is set forth under the headings "EXECUTIVE COMPENSATION", "EXECUTIVE COMPENSATION COMMITTEE REPORT", "Employment Agreements and Change of Control Agreement", "Summit Financial Group, Inc. Plans", "STOCK OPTION GRANTS IN 2002", "STOCK OPTION EXERCISES AND YEAR END VALUE TABLE" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" on pages 14 through 23, and under the caption "Fees and Benefit Plans for Directors" on page 5 of our 2003 Proxy Statement, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption "Security Ownership of Directors and Officers" on page 6, under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2006", "DIRECTORS WHOSE TERMS EXPIRE IN 2005" and "DIRECTORS WHOSE TERMS EXPIRE IN 2004" on pages 7 through 9, under the heading "PRINCIPAL SHAREHOLDER" on page 10 and under the heading "EXECUTIVE OFFICERS" on page 13 of our 2003 Proxy Statement, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Related Transactions" on page 5 of our 2003 Proxy Statement, and is incorporated herein by reference.


Item 14.  Controls and Procedures

Summit management, including the Chief Executive Officer and Chief Financial Officer, have conducted within 90 days of the filing of this Form 10-K an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures (i) enable Summit to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the Registrant, have been presented in the financial statements and notes thereto in Item 8 in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A.       Exhibits
                                 INDEX TO EXHIBITS
                                                                     Page(s) in
                                                                    Form 10-K or
   Exhibit                                                          Prior Filing
   Number                           Description                       Reference
   ------                           -----------                    -------------
    (3)        Articles of Incorporation and By-laws: (i) Articles
               of Incorporation of Summit
                        Financial Group, Inc. as last amended
                        on October 15, 2002
               (ii)     By-laws of Summit Financial Group, Inc.            (a)
                        as last amended,
                        effective December 31, 1999

   (10)        Material Contracts
               (i)      Agreement with H. Charles Maddy, III               (b)
               (ii)     Agreement with Ronald F. Miller                    (c)
               (iii)    Agreement with C. David Robertson                  (d)
               (iv)     Agreement with Patrick N. Frye                     (e)
               (v)      1998 Officers Stock Option Plan                    (f)

   (11)        Statement Re:  Computation of Earnings per Share

   (13) Portions of 2002 Annual Report to Shareholders incorporated by reference into this Form 10-K

   (21)        Subsidiaries of Registrant

   (23)        Consent of Arnett & Foster, P.L.L.C.

   (99.1) Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

   (99.2) Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


          (a)  Incorporated by reference to Exhibit 3(b) of Summit
               Financial Group, Inc.'s filing on Form 10-Q dated
               June 30, 2000.
          (b) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1995.
          (c)  Incorporated by reference to Exhibit 10(ii) to South
               Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1998.
          (d) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1999.
          (e)  Incorporated by reference to Exhibit 10(b) of South
               Branch Valley Bancorp, Inc.'s filing on S-4 dated
               October 13, 1999.
          (f) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

B.       Reports on Form 8-K

         We filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

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

                                                  SUMMIT FINANCIAL GROUP, INC.
                                                  a West Virginia Corporation
                                                  (registrant)


By: /s/ H. Charles Maddy, III     3/19/2003    By: /s/ Julie R. Cook   3/20/2003
    ---------------------------------------    ---------------------------------
      H. Charles Maddy, III         Date       Julie R. Cook              Date
      President & Chief Executive              Director of Accounting
      Officer

By: /s/ Robert S. Tissue           3/20/2003
    ----------------------------------------
       Robert S. Tissue               Date
       Senior Vice President &
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Title                Date


                                                Director            ________
---------------------------------------
Oscar M. Bean


                                                Director            ________
---------------------------------------
Frank A. Baer, III


/s/ Dewey F. Bensenhaver, M. D.                 Director            3/20/2003
---------------------------------------                             ---------
Dewey F. Bensenhaver, M.D.


/s/ James M. Cookman                            Director            3/19/2003
---------------------------------------                             ---------
James M. Cookman


/s/ John W. Crites                              Director            3/18/2003
---------------------------------------                             ---------
John W. Crites


/s/ Patrick N. Frye                             Director            3/18/2003
---------------------------------------                             ---------
Patrick N. Frye


/s/ James Paul Geary                            Director            3/19/2003
---------------------------------------                             ---------
James Paul Geary


/s/ Thomas J. Hawse, III                        Director            3/18/2003
---------------------------------------                             ---------
Thomas J. Hawse, III

                                                 Title                Date


                                                Director            ________
---------------------------------------
Phoebe Fisher Heishman


                                                Director            ________
---------------------------------------
Gary L. Hinkle


/s/ Gerald W. Huffman                           Director            3/18/2003
---------------------------------------                             ---------
Gerald W. Huffman


/s/ H. Charles Maddy, III                       Director            3/19/2003
---------------------------------------                             ---------
H. Charles Maddy, III


/s/ Duke A. McDaniel                            Director            3/20/2003
---------------------------------------                             ---------
Duke A. McDaniel


                                                Director            ________
---------------------------------------
Harold K. Michael


                                                Director            ________
---------------------------------------
Ronald F. Miller


/s/ George R. Ours, Jr.                         Director            3/18/2003
---------------------------------------                             ---------
George R. Ours, Jr.


                                                Director            ________
---------------------------------------
Charles S. Piccirillo

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, H. Charles Maddy, III, certify that:

1. I have reviewed this annual report on Form 10-K of Summit Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003
       --------------

                                          /s/ H. Charles Maddy, III
                                          -------------------------------------
                                          H. Charles Maddy, III
                                          President and Chief Executive Officer

CERTIFICATION

I, Robert S. Tissue, certify that:

1. I have reviewed this annual report on Form 10-K of Summit Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003
       --------------

                                                /s/ Robert S. Tissue
                                                -------------------------------
                                                Robert S. Tissue
                                                Sr. Vice President
                                                and Chief Financial Officer