Form 10-Q
period 2003-03-31
SUMMIT FINANCIAL GROUP INC
filed 2003-05-15
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarterly period ended March
                                   31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as
            defined in Exchange Act Rule 12b-2). Yes |_| No |X|

  Indicate the number of shares outstanding of each of the issuer's classes of
                Common Stock as of the latest practicable date.

                          Common Stock, $2.50 par value
                 3,504,320 shares outstanding as of May 9, 2003

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents

                                                                            Page

PART  I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated balance sheets
           March 31, 2003 (unaudited), December 31, 2002, and March 31, 2002...4

           Consolidated statements of  income
           for the three months ended March 31, 2003
           and 2002 (unaudited)................................................5

           Consolidated statements of shareholders' equity
           for the three months ended
           March 31, 2003 and 2002 (unaudited).................................6

           Consolidated statements of cash flows
           for the three months ended
           March 31, 2003 and 2002 (unaudited)...............................7-8

           Notes to consolidated financial statements (unaudited)...........9-18

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................19-26

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........25

  Item 4.  Controls and Procedures............................................26

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

  Item 3.  Defaults upon Senior Securities..................................None

  Item 4.  Submission of Matters to a Vote of Security Holders..............None

  Item 5.  Other Information................................................None

  Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

           Exhibit 10. Amended and Restated Summit Financial Group, Inc. 1998 Officer Stock Option Plan

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

          Reports on Form 8-K...............................................None


SIGNATURES....................................................................28


CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002.......29-30



Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31,       December 31,       March 31,
                                                                              2003             2002             2002
                                                                          (unaudited)          (*)          (unaudited)
                                                                         -------------    -------------    -------------
 ASSETS
Cash and due from banks                                                  $  11,816,307    $  11,470,311    $   7,667,319
Interest bearing deposits with other banks                                   3,820,145        2,185,369        2,309,456
Federal funds sold                                                              51,223        3,390,135          208,070
Securities available for sale                                              231,559,929      212,597,975      206,295,842
Securities held to maturity                                                          -                -          150,157
Loans held for sale                                                          2,083,065          906,900          531,300
Loans, net                                                                 433,937,306      414,245,082      358,435,577
Property held for sale                                                       1,393,798        1,859,650           81,000
Premises and equipment, net                                                 11,285,970       11,199,037       12,942,917
Accrued interest receivable                                                  4,095,971        4,025,167        4,288,987
Intangible assets                                                            3,163,340        3,201,128        3,314,493
Other assets                                                                 7,556,365        6,703,636        7,063,967
                                                                         -------------    -------------    -------------
                        Total assets                                     $ 710,763,419    $ 671,784,390    $ 603,289,085
                                                                         =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                                             $  44,806,740    $  46,312,596    $  38,337,889
        Interest bearing                                                   424,035,131      412,334,977      361,414,256
                                                                         -------------    -------------    -------------
                       Total deposits                                      468,841,871      458,647,573      399,752,145
                                                                         -------------    -------------    -------------
    Short-term borrowings                                                   28,029,455       20,191,103       18,861,192
    Long-term borrowings                                                   152,713,067      133,787,020      133,813,139
    Company-obligated mandatorily redeemable capital
       securities of subsidiary trust holding solely
       subordinated debentures of the Company                                3,500,000        3,500,000                -
    Other liabilities                                                        4,300,023        3,578,898        5,839,663
                                                                         -------------    -------------    -------------
                      Total liabilities                                    657,384,416      619,704,594      558,266,139
                                                                         -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $1.00 par value; authorized
        250,000 shares; no shares issued                                             -                -                -
    Common stock, $2.50 par value; authorized
        5,000,000 shares; issued 2003 -  3,562,260 shares ;
       December 2002 - 3,561,660 shares; March 2002 - 3,561,560 shares       8,905,650        8,904,150        8,903,900
    Capital surplus                                                          3,811,531        3,805,891        3,804,951
    Retained earnings                                                       38,590,570       36,726,583       32,434,117
    Less cost of shares acquired for the treasury,
        2003 - 57,940 shares; December 2002 - 57,940 shares;                  (627,659)        (619,711)        (532,479)
        March 2002 - 52,940 shares
    Accumulated other comprehensive income                                   2,698,911        3,262,883          412,457
                                                                         -------------    -------------    -------------
                 Total shareholders' equity                                 53,379,003       52,079,796       45,022,946
                                                                         -------------    -------------    -------------

         Total liabilities and shareholders' equity                      $ 710,763,419    $ 671,784,390    $ 603,289,085
                                                                         =============    =============    =============

 (*) - December 31, 2002 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                         Three Months Ended
                                                    -------------------------
                                                      March 31,     March 31,
                                                        2003          2002
                                                    -----------   -----------
 Interest income
     Interest and fees on loans
        Taxable                                     $ 7,412,062   $ 6,714,084
        Tax-exempt                                       83,668        81,555
    Interest and dividends on securities
        Taxable                                       2,113,879     2,601,311
        Tax-exempt                                      474,714       403,456
    Interest on interest bearing deposits
    with other banks                                     35,509        22,850
    Interest on Federal funds sold                        9,760        11,359
                                                    -----------   -----------
                         Total interest income       10,129,592     9,834,615
                                                    -----------   -----------
Interest expense
    Interest on deposits                              2,625,468     2,891,194
    Interest on short-term borrowings                    80,196        86,493
    Interest on long-term borrowings                  1,755,557     1,677,698
                                                    -----------   -----------
                         Total interest expense       4,461,221     4,655,385
                                                    -----------   -----------
                          Net interest income         5,668,371     5,179,230
Provision for loan losses                               217,500       292,500
                                                    -----------   -----------
          Net interest income after provision
          for loan losses                             5,450,871     4,886,730
                                                    -----------   -----------
Other income
    Insurance commissions                                20,232        25,337
    Service fees                                        339,387       295,297
    Mortgage origination revenue                        139,000        43,184
    Securities gains                                     40,892        52,680
    Other                                                33,872       (54,145)
                                                    -----------   -----------
                           Total other income           573,383       362,353
                                                    -----------   -----------
Other expense
    Salaries and employee benefits                    1,918,620     1,645,202
    Net occupancy expense                               194,741       182,474
    Equipment expense                                   300,245       290,779
    Supplies                                            105,924       123,779
    Professional fees                                   128,754        92,321
    Amortization of intangibles                          37,788        37,788
    Other                                               654,320       604,936
                                                    -----------   -----------
                          Total other expense         3,340,392     2,977,279
                                                    -----------   -----------
                       Income before income taxes     2,683,862     2,271,804
Income tax expense                                      819,875       641,230
                                                    -----------   -----------
                               Net income           $ 1,863,987   $ 1,630,574
                                                    ===========   ===========

Basic earnings per common share                     $      0.53   $      0.46
                                                    ===========   ===========
Diluted earnings per common share                   $      0.53   $      0.46
                                                    ===========   ===========

Average common shares outstanding
    Basic                                             3,503,930     3,508,620
                                                    ===========   ===========
    Diluted                                           3,529,886     3,532,402
                                                    ===========   ===========

Dividends per common share                          $        -    $        -
                                                    ===========   ===========

 See Notes to Consolidated Financial Statements



Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                         Accumulated
                                                                                                            Other         Total
                                                                                                           Compre-        Share-
                                              Common         Capital       Retained      Treasury          hensive       holders'
                                               Stock         Surplus       Earnings       Stock            Income        Equity
                                            -----------    -----------   ------------   ----------       -----------  ------------

 Balance, December 31, 2002                 $ 8,904,150    $ 3,805,891   $ 36,726,583   $ (619,711)      $ 3,262,883  $ 52,079,796
 Three Months Ended March 31, 2003
     Comprehensive income:
       Net income                                     -              -      1,863,987            -                 -     1,863,987
       Other comprehensive income,
         net of deferred taxes
         of $1,390,348:
         Net unrealized (loss) on
           securities of ($589,325), net
           of reclassification adjustment
           for gains included in net
           income of $25,353                          -              -              -            -          (563,972)     (563,972)
                                                                                                                      ------------
     Total comprehensive income                                                                                          1,300,015
                                                                                                                      ------------
        Exercise of stock options                 1,500          5,640              -           -               -           7,140

        Purchase of treasury shares                  -               -              -      (7,948)              -          (7,948)
                                            -----------    -----------   ------------    ---------      -----------   ------------

 Balance, March 31, 2003                    $ 8,905,650    $ 3,811,531   $ 38,590,570   $ (627,659)     $ 2,698,911   $ 53,379,003
                === ====                    ===========    ===========   ============   ==========      ===========   ============


 Balance, December 31, 2002                 $ 8,903,900    $ 3,804,951   $ 30,803,543   $ (532,479)     $ 1,307,432   $ 44,287,347
 Three Months Ended March 31, 2002
     Comprehensive income:
       Net income                                     -              -      1,630,574             -               -      1,630,574
       Other comprehensive income,
         net of deferred taxes
         of $548,533:
         Net unrealized (loss) on
           securities of ($862,313), net
           of reclassification adjustment
           for gains included in net
           income of $32,662                          -              -              -             -        (894,975)      (894,975)
                                                                                                                      ------------
     Total comprehensive income                       -              -              -             -               -        735,599
                                            -----------    -----------   ------------    ----------     -----------   ------------

 Balance, March 31, 2002                    $ 8,903,900    $ 3,804,951   $ 32,434,117    $ (532,479)    $   412,457   $ 45,022,946
                                            ===========    ===========   ============    ==========     ===========   ============

 See Notes to Consolidated Financial Statements


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2003            2002
                                                                          ------------    ------------
 Cash Flows from Operating Activities
    Net income                                                            $  1,863,987    $  1,630,574
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                           252,433         250,869
        Provision for loan losses                                              217,500         292,500
        Deferred income tax (benefit) expense                                  (68,000)       (149,270)
        Loans originated for sale                                           (7,644,790)     (2,138,600)
        Proceeds from loans sold                                             6,468,625       2,954,300
        Securities (gains) losses                                              (40,892)        (52,680)
        (Gain) loss on disposal of other assets                                 19,558          15,797
        Amortization of securities premiums (accretion
            of discounts) net                                                  306,650          56,020
        Amortization of goodwill and purchase accounting
            adjustments, net                                                    43,086          45,072
        (Increase) decrease in accrued interest receivable                     (70,804)       (414,985)
        (Increase) decrease in other assets                                   (663,774)       (462,883)
        Increase (decrease) in other liabilities                               919,631       2,052,552
                                                                          ------------    ------------
               Net cash provided by operating activities                     1,603,210       4,079,266
                                                                          ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits
       with other banks                                                     (1,634,776)        (47,630)
    Proceeds from maturities and calls of securities available for sale     11,995,000       3,000,000
    Proceeds from sales of securities available for sale                     1,394,555       4,814,367
    Principal payments received on securities available for sale            21,629,654      10,120,896
    Purchases of securities available for sale                             (55,146,213)    (18,678,877)
    Net (increase) decrease in Federal funds sold                            3,338,912       1,640,059
    Net loans made to customers                                            (20,533,164)    (15,680,083)
    Purchases of premises and equipment                                       (298,488)       (311,011)
    Proceeds from sales of other assets                                      1,023,695           8,900
    Purchases of life insurance contracts                                            -      (1,853,018)
                                                                          ------------    ------------
          Net cash provided by (used in) investing activities              (38,230,825)    (16,986,397)
                                                                          ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                    (2,388,533)      4,308,805
    Net increase (decrease) in time deposits                                12,620,347        (707,595)
    Net increase (decrease) in short-term borrowings                         7,838,352      (5,171,599)
    Proceeds from long-term borrowings                                      19,250,000      10,530,000
    Repayment of long-term borrowings                                         (345,747)       (161,392)
    Exercise of stock options                                                    7,140               -
    Purchase of treasury stock                                                  (7,948)              -
                                                                          ------------    ------------
               Net cash provided by financing activities                    36,973,611       8,798,219
                                                                          ------------    ------------
Increase (decrease) in cash and due from banks                                 345,996      (4,108,912)
Cash and due from banks:
        Beginning                                                           11,470,311      11,776,231
                                                                          ------------    ------------
        Ending                                                            $ 11,816,307    $  7,667,319
                                                                          ============    ============

                               (Continued)


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)

                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2003            2002
                                                                          ------------    ------------

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
        Interest                                                          $  4,508,920    $  4,814,857
                                                                          ============    ============
        Income taxes                                                      $          -    $     50,000
                                                                          ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities
    Other assets acquired in settlement of loans                          $    622,441    $     17,450
                                                                          ============    ============

See Notes To Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation

We, Summit Financial Group, Inc. and subsidiaries, prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual year end financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2002 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2002 and March 31, 2002, as previously presented, have been reclassified to conform to current year classifications.


Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2003              2002
                                             ----------        ----------
 Numerator:
    Net Income                               $1,863,987        $1,630,574
                                             ==========        ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding             3,503,930         3,508,620

    Effect of dilutive securities:
        Stock options                            25,956            23,782
                                             ----------        ----------

    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions                   3,529,886         3,532,402
                                             ==========        ==========

Basic earnings per share                     $     0.53        $     0.46
                                             ==========        ==========

Diluted earnings per share                   $     0.53        $     0.46
                                             ==========        ==========

Note 3.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2003 and December 31, 2002, and March 31, 2002 are summarized as follows:

                                                             March 31, 2003
                                       ---------------------------------------------------------
                                         Amortized           Unrealized              Estimated
                                                      ---------------------------
                                           Cost          Gains          Losses       Fair Value
                                       ------------   ------------   ------------   ------------
 Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 26,769,001   $    943,685   $          -   $ 27,712,686
    Mortgage-backed securities          115,746,226      1,679,106        555,378    116,869,954
    State and political subdivisions      5,119,239         40,581              -      5,159,820
    Corporate debt securities            29,416,044      1,176,470         24,326     30,568,188
    Federal Reserve Bank stock              418,000              -              -        418,000
    Federal Home Loan Bank stock          9,051,100              -              -      9,051,100
    Other equity securities                 102,452              -              -        102,452
                                       ------------   ------------   ------------   ------------
          Total taxable                 186,622,062      3,839,842        579,704    189,882,200
                                       ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions     34,103,877      1,074,465         15,749     35,162,593
    Federal Reserve Bank stock                8,400              -              -          8,400
    Other equity securities               6,561,822         89,577        144,663      6,506,736
                                       ------------   ------------   ------------   ------------
        Total tax-exempt                 40,674,099      1,164,042        160,412     41,677,729
                                       ------------   ------------   ------------   ------------
              Total                    $227,296,161   $  5,003,884   $    740,116   $231,559,929
                                       ============   ============   ============   ============

                                                           December 31, 2002
                                       ---------------------------------------------------------
                                         Amortized           Unrealized              Estimated
                                                      ---------------------------
                                           Cost          Gains          Losses       Fair Value
                                       ------------   ------------   ------------   ------------
 Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 32,699,059   $  1,121,860   $          -   $ 33,820,919
    Mortgage-backed securities           94,022,894      1,925,599        168,040     95,780,453
    State and political subdivisions      5,450,901         94,315              -      5,545,216
    Corporate debt securities            27,961,831      1,163,744          7,352     29,118,223
    Federal Reserve Bank stock              397,000              -              -        397,000
    Federal Home Loan Bank stock          7,738,200              -              -      7,738,200
    Other equity securities                  88,348              -              -         88,348
                                       ------------   ------------   ------------   ------------
          Total taxable                 168,358,233      4,305,518        175,392    172,488,359
                                       ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions     34,003,131      1,166,600        101,629     35,068,102
    Federal Reserve Bank stock                8,400              -              -          8,400
    Other equity securities               5,065,152        106,169        138,207      5,033,114
                                       ------------   ------------   ------------   ------------
        Total tax-exempt                 39,076,683      1,272,769        239,836     40,109,616
                                       ------------   ------------   ------------   ------------
              Total                    $207,434,916   $  5,578,287   $    415,228   $212,597,975
                                       ============   ============   ============   ============


                                                               March 31, 2002
                                           ---------------------------------------------------------
                                             Amortized           Unrealized              Estimated
                                                          ---------------------------
                                               Cost          Gains          Losses       Fair Value
                                           ------------   ------------   ------------   ------------

 Available for Sale
     Taxable:
         U. S. Government agencies
            and corporations               $ 37,402,163   $    728,766   $    151,107   $ 37,979,822
        Mortgage-backed securities           94,229,027        741,039        856,336     94,113,730
        State and political subdivisions      5,992,027         16,480         53,367      5,955,140
        Corporate debt securities            27,241,860        679,349        205,963     27,715,246
        Federal Reserve Bank stock              401,300              -              -        401,300
        Federal Home Loan Bank stock          7,328,900              -              -      7,328,900
        Other equity securities                 306,625              -          6,000        300,625
                                           ------------   ------------   ------------   ------------
              Total taxable                 172,901,902      2,165,634      1,272,773    173,794,763
                                           ------------   ------------   ------------   ------------
    Tax-exempt:
        State and political subdivisions     27,929,146        274,955        557,494     27,646,607
        Federal Reserve Bank stock                4,100              -              -          4,100
        Other equity securities               4,822,095         32,111          3,834      4,850,372
                                           ------------   ------------   ------------   ------------
            Total tax-exempt                 32,755,341        307,066        561,328     32,501,079
                                           ------------   ------------   ------------   ------------
                  Total                    $205,657,243   $  2,472,700   $  1,834,101   $206,295,842
                                           ============   ============   ============   ============

Held to Maturity
    Tax-exempt:
        State and political subdivisions   $    150,157   $        293   $        157   $    150,293
                                           ============   ============   ============   ============



The maturites, amortized cost and estimated fair values of securities at March 31, 2003, are summarized as follows:

                                           Available for Sale
                                    --------------------------------
                                      Amortized           Estimated
                                        Cost             Fair Value
                                    ------------        ------------

Due in one year or less             $127,713,273        $129,950,092
Due from one to five years            70,913,585          72,193,050
Due from five to ten years            10,007,167          10,355,150
Due after ten years                   13,199,284          13,582,156
Equity securities                      5,462,852           5,479,481
                                    ------------        ------------
                                    $227,296,161        $231,559,929
                                    ============        ============

Note 4.  Loans

Loans are summarized as follows:

                                                  March 31,    December 31,     March 31,
                                                    2003           2002           2002
                                                ------------   ------------   ------------
Commerical                                      $ 38,837,124   $ 34,745,430   $ 28,012,043
Commercial real estate                           182,146,228    171,822,280    134,612,059
Real estate - construction                         3,980,003      4,493,569      1,361,508
Real estate - mortgage                           168,273,675    161,005,744    151,582,561
Consumer                                          39,628,271     40,655,422     40,698,188
Other                                              6,041,761      6,389,812      6,292,221
                                                ------------   ------------   ------------
           Total loans                           438,907,062    419,112,257    363,089,880
Less unearned income                                 841,220        814,044        731,487
                                                ------------   ------------   ------------
           Total loans net of unearned income    438,065,842    418,298,213    362,358,393
Less allowance for loan losses                     4,128,536      4,053,131      3,391,516
                                                ------------   ------------   ------------
           Loans, net                           $433,937,306   $414,245,082   $358,435,577
                                                ============   ============   ============


Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2003 and 2002, and for the year ended December 31, 2002 is as follows:

                                       Three Months Ended         Year Ended
                                           March 31,              December 31,
                                  --------------------------
                                     2003            2002            2002
                                  ----------      ----------      ----------

Balance, beginning of period      $4,052,949      $3,110,248      $3,110,248
Losses:
    Commercial                             -               -         105,650
    Commercial real estate            96,640               -          31,500
    Real estate - mortgage            33,653           1,817          30,400
    Consumer                          35,118          28,570         173,430
    Other                              7,642          15,786          74,899
                                  ----------      ----------      ----------
                  Total              173,053          46,173         415,879
                                  ----------      ----------      ----------
Recoveries:
    Commercial                           954             347          39,251
    Commercial real estate                 -               -               -
    Real estate - mortgage               300          16,004          16,489
    Consumer                          22,513          14,545          70,568
    Other                              7,373           4,045          17,454
                                  ----------      ----------      ----------
                  Total               31,140          34,941         143,762
                                  ----------      ----------      ----------
Net losses                           141,913          11,232         272,117
Provision for loan losses            217,500         292,500       1,215,000
                                  ----------      ----------      ----------
Balance, end of period            $4,128,536      $3,391,516      $4,053,131
                                  ==========      ==========      ==========

Note 6.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2003 and 2002 and December 31, 2002:

                                        March 31,   December 31,      March 31,
                                         2003           2002            2002
                                     ------------   ------------   ------------
Interest bearing demand deposits     $ 97,850,089   $ 99,752,155   $ 84,772,287
Savings deposits                       47,751,642     46,732,252     45,160,225
Certificates of deposit               253,475,978    241,439,194    209,928,542
Individual retirement accounts         24,957,422     24,411,376     21,553,202
                                     ------------   ------------   ------------
                      Total          $424,035,131   $412,334,977   $361,414,256
                                     ============   ============   ============




The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2003:

                                             Amount         Percent
                                          -----------       -------
Three months or less                      $10,856,026         14.1%
Three through six months                   14,169,840         18.3%
Six through twelve months                  21,392,600         27.7%
Over twelve months                         30,809,326         39.9%
                                          -----------        -----
                      Total               $77,227,792        100.0%
                                          ===========        =====



A summary of the scheduled maturities for all time deposits as of March 31, 2003 is as follows:


 Nine month period ending December 31, 2003     $ 123,824,875
 Year Ending December 31, 2004                    103,573,058
 Year Ending December 31, 2005                     26,675,129
 Year Ending December 31, 2006                      5,648,232
 Year Ending December 31, 2007                     14,978,425
 Thereafter                                         3,733,681
                                                -------------
                                                $ 278,433,400
                                                =============

Note 7.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                            Quarter Ended March 31, 2003
                                                    ----------------------------------------------
                                                    Federal Funds                        Federal
                                                     Purchased                            Home
                                                        and                            Loan Bank
                                                      Lines of       Repurchase        Short-term
                                                       Credit        Agreements         Advances
                                                    -----------     ------------      ------------
 Balance at March 31                                $   490,000     $  8,979,955      $ 18,559,500
 Average balance outstanding for the quarter            338,300        8,385,866        12,645,338
 Maximum balance outstanding at
     any month end during quarter                       490,000        8,979,955        18,559,500
 Weighted average interest rate for the quarter           2.32%            1.56%             1.44%
 Weighted average interest rate for balances
     outstanding at March 31                              2.99%            1.59%             1.48%



                                                              Year Ended December 31, 2002
                                                    ----------------------------------------------
                                                    Federal Funds                        Federal
                                                     Purchased                            Home
                                                        and                            Loan Bank
                                                      Lines of       Repurchase        Short-term
                                                       Credit        Agreements         Advances
                                                    -----------     ------------      ------------
 Balance at December 31                             $         -     $  8,596,103      $ 11,595,000
 Average balance outstanding for the year               934,768        8,960,391         6,057,233
 Maximum balance outstanding at
     any month end                                    2,370,000       10,778,052        11,595,000
 Weighted average interest rate for the year              4.19%            1.71%             2.21%
 Weighted average interest rate for balances
     outstanding at December 31                               -            1.57%             1.48%


                                                            Quarter Ended March 31, 2002
                                                    ----------------------------------------------
                                                    Federal Funds                        Federal
                                                     Purchased                            Home
                                                        and                            Loan Bank
                                                      Lines of       Repurchase        Short-term
                                                       Credit        Agreements         Advances
                                                    -----------     ------------      ------------
 Balance at March 31                                $ 1,513,000      $ 8,948,192       $ 8,400,000
 Average balance outstanding for the quarter          1,295,178        8,624,953         7,009,534
 Maximum balance outstanding at
     any month end during quarter                     1,513,000        8,995,934         8,400,000
 Weighted average interest rate for the quarter           3.96%            1.73%             2.12%
 Weighted average interest rate for balances
     outstanding at March 31                              3.52%            1.79%             2.25%

Long-term borrowings: Our long-term borrowings of $152,713,067, $133,787,020 and $133,813,000 at March 31, 2003, December 31, 2002, and March 31, 2002
respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2003 was 4.96% compared to 5.13% for the first three months of 2002.



A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:


     Year Ending
     December 31,                    Amount
     ------------                -------------
         2003                    $   5,777,209
         2004                       20,353,916
         2005                        9,509,278
         2006                        9,345,157
         2007                        5,434,877
      Thereafter                   102,292,630
                                 -------------
                                 $ 152,713,067
                                 -------------



Note 8.  Stock Option Plan

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options.

The Officer Stock Option Plan, which provides for the granting of stock options for up to 480,000 shares of common stock to our key officers, was adopted in 1998 and expires in 2008. Each option granted under the plan vests according to a schedule designated at the grant date and shall have a term of no more than 10 years following the vesting date. Also, the option price per share shall not be less than the fair market value of our common stock on the date of grant. Accordingly, no compensation expense is recognized for options granted under the Plan.

The following pro forma disclosures present for the quarters ended March 31, 2003 and 2002, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

                                 Quarter Ended March 31,
--------------------------------------------------------
                                       2003       2002
--------------------------------------------------------
(in thousands, except per share data)

Net income:
    As reported                      $ 1,864    $ 1,631

Deduct total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects                  (10)        (8)
--------------------------------------------------------
Pro forma                            $ 1,854    $ 1,623
========================================================
Basic earnings per share:
    As reported                       $ 0.53     $ 0.46
========================================================
    Pro forma                         $ 0.53     $ 0.46
========================================================

Diluted earnings per share:
    As reported                       $ 0.53     $ 0.46
========================================================
    Pro forma                         $ 0.53     $ 0.46
========================================================

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first quarter of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 9.  Stock Split

On February 21, 2003, our Board of Directors authorized a 2-for-1 split of our common stock to be effected in the form of a 100% stock dividend that was distributed on March 14, 2003 to shareholders of record as of March 3, 2003. All share and per share amounts included in the consolidated financial statements and the accompanying notes have been restated to give effect to the stock split.

Note 10.  Restrictions on Capital

We and our subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and each of our subsidiaries must meet specific capital guidelines that involve quantitative measures of our and our subsidiaries' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. We and each of our subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of March 31, 2003, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiaries', Summit Community Bank's ("Summit Community"), Capital State Bank, Inc.'s ("Capital State") and Shenandoah Valley National Bank's ("Shenandoah") are presented in the following table.


 (Dollars in thousands)
                                                                                               To be Well Capitalized
                                                                        Minimum Required       under Prompt Corrective
                                                 Actual                Regulatory Capital         Action Provisions
                                          --------------------         ------------------        ------------------
                                           Amount        Ratio         Amount       Ratio        Amount       Ratio
                                          --------       -----         ------       -----        ------       -----
 As of March 31, 2003
 Total Capital (to risk weighted assets)
     Summit                               $ 55,091       11.4%         38,515        8.0%        48,144       10.0%
     Summit Community                       27,160       11.2%         19,353        8.0%        24,191       10.0%
     Capital State                          11,452       10.3%          8,923        8.0%        11,154       10.0%
     Shenandoah                             13,826       10.9%         10,105        8.0%        12,631       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 50,963       10.6%         19,258        4.0%        28,886        6.0%
     Summit Community                       24,937       10.3%          9,677        4.0%        14,515        6.0%
     Capital State                          10,573        9.5%          4,461        4.0%         6,692        6.0%
     Shenandoah                             12,785       10.1%          5,053        4.0%         7,579        6.0%
 Tier I Capital (to average assets)
     Summit                                 50,963        7.5%         20,512        3.0%        34,187        5.0%
     Summit Community                       24,937        7.2%         10,427        3.0%        17,379        5.0%
     Capital State                          10,573        6.9%          4,599        3.0%         7,665        5.0%
     Shenandoah                             12,785        7.0%          5,454        3.0%         9,090        5.0%

 As of December 31, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 53,114       11.7%       $ 36,310        8.0%      $ 45,388       10.0%
     Summit Community                       25,916       11.1%         18,661        8.0%        23,327       10.0%
     Capital State                          11,041       10.7%          8,247        8.0%        10,309       10.0%
     Shenandoah                             12,816       11.0%          9,304        8.0%        11,630       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 49,043       10.8%         18,155        4.0%        27,233        6.0%
     Summit Community                       23,708       10.2%          9,334        4.0%        14,001        6.0%
     Capital State                          10,146        9.8%          4,124        4.0%         6,187        6.0%
     Shenandoah                             11,848       10.2%          4,651        4.0%         6,976        6.0%
 Tier I Capital (to average assets)
     Summit                                 49,043        7.4%         20,012        3.0%        33,353        5.0%
     Summit Community                       23,708        7.0%         10,161        3.0%        16,934        5.0%
     Capital State                          10,146        6.8%          4,457        3.0%         7,428        5.0%
     Shenandoah                             11,848        6.7%          5,289        3.0%         8,815        5.0%

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and our wholly owned subsidiaries, Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"), and Shenandoah Valley National Bank ("Shenandoah") for the periods indicated. This discussion and analysis should be read in conjunction with our 2002 audited financial statements and Annual Report on Form 10-K.

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by us. Our following discussion and analysis of financial condition and results of operations contains certain forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2002 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses and the valuation of goodwill to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 1 to the consolidated financial statements of our 2002 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2002 Annual Report on Form 10-K.

With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2003. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2003 grew 14.3% to $1,864,000, or $0.53 per diluted share as compared to $1,631,000, or $0.46 per diluted share for the quarter ended March 31, 2002. Returns on average equity and assets for the first quarter of 2003 were 14.33% and 1.09%, respectively, compared with 14.75% and 1.10% for the same period of 2002.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income.

Our net interest income on a fully tax-equivalent basis totaled $5,947,000 for the three month period ended March 31, 2003 compared to $5,417,000 for the same period of 2002, representing an increase of $530,000 or 9.8%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 10 basis points decline in the net yield on interest earning assets during the same period. Average interest earning assets grew 15.7% from $561,526,000 during the first quarter of 2002 to $649,572,000 for the first quarter of 2003. Average interest bearing liabilities grew 15.1% from $508,362,000 at March 31, 2002 to $584,923,000 at March 31, 2003, at an average yield for the first three months of 2003 of 3.1% compared to 3.7% for the same period of 2002.

Our net yield on interest earning assets decreased to 3.7% for the three month period ended March 31, 2003, compared to 3.9% for the same period in 2002, as the yields on taxable securities and loans declined 130 and 70 basis points, respectively, during the same period. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio's overall yield.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected continued decline in our net interest margin. However, if market interest rates remain significantly unchanged, or go lower over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets. See the "Market Risk Management" section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.


 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                                                            For the Quarter Ended
                                        -----------------------------------------------------------------------------------------
                                               March 31, 2003                  March 31, 2002              December 31, 2002
                                        ---------------------------   ----------------------------  -----------------------------
                                         Average   Earnings/ Yield/   Average    Earnings/  Yield/  Average   Earnings/    Yield/
                                         Balance    Expense   Rate    Balance     Expense    Rate   Balance    Expense      Rate
                                        ---------   -------    ----  ---------    -------    ----  ---------   --------     ----
Interest earning assets
  Loans, net of unearned income
      Taxable                           $ 422,953   $ 7,412    7.0%  $ 346,877    $ 6,714    7.7%  $ 407,562    $ 7,551     7.4%
      Tax-exempt (1)                        6,208       127    8.2%      5,775        124    8.6%      6,569        138     8.4%
  Securities
      Taxable                             174,478     2,114    4.8%    171,374      2,601    6.1%    171,980      2,333     5.4%
      Tax-exempt (1)                       39,209       710    7.2%     32,325        599    7.4%     38,297        681     7.1%
  Federal funds sold and interest
      bearing deposits with other banks     6,724        45    2.7%      5,175         34    2.6%      7,119         35     2.0%
                                        ---------   -------    ---    --------    -------    ---   ---------    -------     ---
 Total interest earning assets            649,572    10,408    6.4%    561,526     10,072    7.2%    631,527     10,738     6.8%
                                                    -------    ---                -------    ---                -------     ---
Noninterest earning assets
  Cash & due from banks                     8,168                        8,174                         9,512
  Premises and equipment                   12,765                       12,975                        13,049
  Other assets                             19,895                       13,870                        20,197
  Allowance for loan losses                (4,091)                      (3,233)                       (4,029)
                                        ---------                    ---------                     ---------
      Total assets                      $ 686,309                    $ 593,312                     $ 670,256
                                        =========                    =========                     =========

Interest bearing liabilities
  Interest bearing demand deposits      $  99,283   $   229    0.9%  $  82,414    $   296    1.4%  $ 102,317    $   295     1.2%
  Savings deposits                         46,098        73    0.6%     44,612        141    1.3%     45,367        103     0.9%
  Time deposits                           273,566     2,323    3.4%    233,648      2,454    4.2%    265,542      2,456     3.7%
  Short-term borrowings                    21,337        80    1.5%     16,930         87    2.1%     19,088         80     1.7%
  Long-term borrowings
     and capital trust securities         144,639     1,756    4.9%    130,758      1,677    5.1%    137,550      1,760     5.1%
                                        ---------   -------    ---    --------    -------    ---   ---------    -------     ---

Total interest bearing liabilities        584,923     4,461    3.1%    508,362      4,655    3.7%    569,864      4,694     3.3%
                                                    -------    ---                -------    ---                -------     ---

Noninterest bearing liabilities
  and shareholders' equity
  Demand deposits                          44,217                       36,237                        42,838
  Other liabilities                         5,152                        4,488                         5,611
  Shareholders' equity                     52,017                       44,225                        51,943
                                        ---------                    ---------                     ---------
   Total liabilities and
     shareholders' equity               $ 686,309                    $ 593,312                     $ 670,256
                                        =========                    =========                     =========
Net interest earnings                               $ 5,947                       $ 5,417                       $ 6,044
                                                    =======                       =======                       =======
Net yield on interest earning assets                           3.7%                          3.9%                            3.8%
                                                               ===                           ===                             ===

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $278,000, $237,000 and $272,000 for the quarters ended March 31, 2003 and 2002, and December 31, 2002 respectively.


Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
                                         For the Quarter Ended                           For the Quarter Ended
                                  March 31, 2003 versus March 31, 2002          March 31, 2003 versus December 31, 2002
                                  ------------------------------------          ---------------------------------------
                                           Increase (Decrease)                           Increase (Decrease)
                                            Due to Change in:                             Due to Change in:
                                      ----------------------------                  ------------------------------
                                       Volume     Rate       Net                     Volume      Rate        Net
                                      -------   --------   -------                  -------    --------    -------
Interest earned on:
Loans
  Taxable                             $ 1,375   $  (677)   $   698                  $   279    $  (418)   $  (139)
  Tax-exempt                                9        (6)         3                       (8)        (3)       (11)
Securities
  Taxable                                  46      (533)      (487)                      34       (253)      (219)
  Tax-exempt                              125       (14)       111                       16         13         29
Federal funds sold and interest
  bearing deposits with other banks        10         1         11                       (2)        12         10
                                      -------   -------    -------                  -------    -------    -------
Total interest earned on
  interest earning assets               1,565    (1,229)       336                      319       (649)      (330)
                                      -------   -------    -------                  -------    -------    -------

Interest paid on:
Interest bearing demand
  deposits                                 53      (120)       (67)                      (9)       (57)       (66)
Savings deposits                            5       (73)       (68)                       2        (32)       (30)
Time deposits                             381      (512)      (131)                      72       (205)      (133)
Short-term borrowings                      20       (27)        (7)                       8         (8)         -
Long-term borrowings and capital
   trust securities                       173       (94)        79                       89        (93)        (4)
                                      -------   -------    -------                  -------    -------    -------
  Total interest paid on
    interest bearing liabilities          632      (826)      (194)                     162       (395)      (233)
                                      -------   -------    -------                  -------    -------    -------

      Net interest income             $   933   $  (403)   $   530                  $   157    $  (254)   $   (97)
                                      =======   =======    =======                  =======    =======    =======

Credit Experience

The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses. Our determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, change in the composition and risk characteristics of the loan portfolio, and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

We recorded a $218,000 provision for loan losses for the first three months of 2003, compared to $293,000 for the same period in 2002. Net loan charge offs for the first quarter of 2003 were $142,000, as compared to $11,000 over the same period of 2002. At March 31, 2003, the allowance for loan losses totaled $4,129,000 or 0.94% of loans, net of unearned income, compared to $4,053,000 or 0.97% of loans, net of unearned income at December 31, 2002.

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)
                                               March 31,        December 31,
                                          ------------------
                                           2003        2002        2002
                                          ------      ------      ------
Accruing loans past due 90 days or more   $  247      $   80      $  574
Nonperforming assets:
    Nonaccrual loans                         468         784         917
    Nonaccrual securities                    412           -         421
    Foreclosed properties                    677          81          81
    Repossessed assets                        19           9          14
                                          ------      ------      ------
                 Total                    $1,823      $  954      $2,007
                                          ======      ======      ======
Total nonperforming loans as a
   percentage of total loans                 0.3%        0.3%        0.4%
                                             ===         ===         ===
Total nonperforming assets as a
   percentage of total assets                0.3%        0.2%        0.3%
                                             ===         ===         ===

Noninterest Expense

Total noninterest expense increased approximately $363,000, or 12.2% to $3,340,000 during the first quarter of 2003 as compared to the same period in 2002. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits as we awarded general merit raises and also, the addition of new staff positions required as a result of our growth.

FINANCIAL CONDITION

Our total assets were $710,763,000 at March 31, 2003, compared to $671,784,000 at December 31, 2002, representing a 5.8% increase. Table IV below serves to illustrate significant changes in the our financial position between December 31, 2002 and March 31, 2003.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                    Balance                            Balance
                                  December 31,   Increase (Decrease)   March 31,
                                               --------------------
                                      2002      Amount   Percentage      2003
                                   ---------   --------     ------    ---------
 Assets
   Federal funds sold              $   3,390   $ (3,339)    -98.5%    $      51
   Securities available for sale     212,598     18,962       8.9%      231,560
   Loans, net of unearned income     415,152     20,868       5.0%      436,020

 Liabilities
   Interest bearing deposits       $ 412,335   $ 11,700       2.8%    $ 424,035
   Short-term borrowings              20,191      7,838      38.8%       28,029
   Long-term borrowings              133,787     18,926      14.1%      152,713


Loan growth during the first three months of 2003, occurring principally in the commercial and real estate portfolios, was funded primarily by both long-term and short-term borrowings from the FHLB.

Refer to Notes 3, 4, 6 and 7 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2003 and December 31, 2002.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $109 million, or 18% of total assets at March 31, 2002 versus $116 million, or 17% of total assets at December 31, 2002.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 2003 totaled $53,379,000 compared to $52,080,000 at December 31, 2002, representing an increase of 2.5%.

Refer to Note 10 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries' capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2003.

                               Long          Capital
                               Term           Trust
                               Debt         Securities
-------------------------------------------------------
2003                     $   5,777,209     $          -
2004                        20,353,916                -
2005                         9,509,278                -
2006                         9,345,157                -
2007                         5,434,877                -
Thereafter                 102,292,630        3,500,000
-------------------------------------------------------
        Total            $ 152,713,067      $ 3,500,000
=======================================================


OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at March 31, 2003 are presented in the following table.

                                March 31,
-------------------------------------------
                                  2003
-------------------------------------------
Commitments to extend credit:
    Revolving home equity and
        credit card lines      $ 16,038,129
    Construction loans           21,554,948
    Other loans                  21,443,807
Standby letters of credit         3,010,341
-------------------------------------------
           Total               $ 62,047,225
===========================================



MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is our primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of imbedded options. The principal objective of asset/liability management is to minimize interest rate risk and our actions in this regard are taken under the guidance of our Asset/Liability Management Committee ("ALCO"), which is comprised of members of senior management and members of the Board of Directors. The ALCO actively formulates the economic assumptions that we use in our financial planning and budgeting process and establishes policies which control and monitor our sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is liability sensitive; that is, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk. We primarily use earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds. Noncontractual deposit repricings are modeled on historical patterns.

As of March 31, 2003, our earnings simulation model projects net interest income would decrease by approximately 0.7% if rates rise evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. The model projects that if rates fall evenly by 200 basis points over the next year, our net interest income would remain unchanged, as compared to projected stable rate net interest income. These projected changes are well within our ALCO policy limit of +/- 10%.

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted within 90 days of the filing of this Form 10-Q an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures (i) enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
 Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various pending legal actions, all of which are regarded as litigation arising in the ordinary course of business and are not expected to have a materially adverse effect on our business or financial condition.

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



Date:  May 9, 2003

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


Date:  May 9, 2003

                                    /s/ H. Charles Maddy, III
                                    ---------------------------------------
                                    H. Charles Maddy, III
                                    President and Chief Executive Officer

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


Date:  May 9, 2003

                                 /s/ Robert S. Tissue
                                 ---------------------------------------------
                                 Robert S. Tissue
                                 Sr. Vice President and Chief Financial Officer