Form 10-Q
period 2003-06-30
SUMMIT FINANCIAL GROUP INC
filed 2003-08-13
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________.

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
                          Common Stock, $2.50 par value
                3,504,820 shares outstanding as of July 29, 2003

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents



                                                                           Page

PART  I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated balance sheets
            June 30, 2003 (unaudited), December 31, 2002, and June 30, 2002....4

            Consolidated statements of  income
            for the three months and six months ended
            June 30, 2003 and 2002 (unaudited).................................5

            Consolidated statements of shareholders' equity
            for the six months ended
            June 30, 2003 and 2002 (unaudited).................................6

            Consolidated statements of cash flows
            for the six months ended
            June 30, 2003 and 2002 (unaudited)...............................7-8

            Notes to consolidated financial statements (unaudited)..........9-18

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................19-26

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk........25

 Item 4.    Controls and Procedures...........................................26

PART  II.    OTHER INFORMATION

 Item 1.  Legal Proceedings...................................................27

 Item 2.  Changes in Securities and Use of Proceeds.........................None

 Item 3.  Defaults upon Senior Securities...................................None

 Item 4. Submission of Matters to a Vote of Security Holders..................27

 Item 5.  Other Information.................................................None

 Item 6.  Exhibits and Reports on Form 8-K

          Exhibits

          Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 9 of this Quarterly Report is incorporated herein by reference.

          Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification of Chief
                       Executive Officer

          Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification of Chief
                       Financial Officer

          Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification of Chief
                       Executive Officer

          Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification of Chief
                       Financial Officer

         Reports on Form 8-K..................................................27


SIGNATURES....................................................................28

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           June 30,       December 31,       June 30,
                                                                             2003             2002             2002
                                                                         (unaudited)          (*)          (unaudited)
                                                                        -------------    -------------    -------------
 ASSETS
Cash and due from banks                                                 $  11,096,482    $  11,470,311    $   9,259,622
Interest bearing deposits with other banks                                  3,812,279        2,185,369        2,657,807
Federal funds sold                                                                  -        3,390,135        7,290,582
Securities available for sale                                             217,537,901      212,597,975      199,207,204
Loans held for sale                                                         5,573,175          906,900        1,147,420
Loans, net                                                                450,669,473      414,245,082      374,779,653
Property held for sale                                                      1,262,798        1,859,650          127,000
Premises and equipment, net                                                12,315,571       11,199,037       13,202,702
Accrued interest receivable                                                 3,676,856        4,025,167        3,953,766
Intangible assets                                                           3,125,552        3,201,128        3,276,705
Other assets                                                                7,123,761        6,703,636        5,914,915
                                                                        -------------    -------------    -------------
                            Total assets                                $ 716,193,848    $ 671,784,390    $ 620,817,376
                                                                        =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                                            $  46,920,873    $  46,312,596    $  40,995,979
        Interest bearing                                                  426,334,457      412,334,977      380,394,974
                                                                        -------------    -------------    -------------
                           Total deposits                                 473,255,330      458,647,573      421,390,953
                                                                        -------------    -------------    -------------
    Short-term borrowings                                                  24,220,187       20,191,103       13,632,174
    Long-term borrowings                                                  155,759,505      133,787,020      134,601,106
    Company-obligated mandatorily redeemable capital
       securities of subsidiary trust holding solely
       subordinated debentures of the Company                               3,500,000        3,500,000                -
    Other liabilities                                                       3,586,215        3,578,898        3,110,023
                                                                        -------------    -------------    -------------
                         Total liabilities                                660,321,237      619,704,594      572,734,256
                                                                        =============    =============    =============

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $1.00 par value; authorized
        250,000 shares; no shares issued                                            -                -                -
    Common stock, $2.50 par value; authorized
        5,000,000 shares, issued 2003 -3,562,760 shares ;
       December 2002 - 3,561,660 shares; June 2002 - 3,561,560 shares       8,906,900        8,904,150        8,903,900
    Capital surplus                                                         3,814,906        3,805,891        3,804,951
    Retained earnings                                                      39,898,141       36,726,583       33,425,208
    Less cost of shares acquired for the treasury, 2003 and
     December 2002 - 57,940 shares and June 2002 -52,940 shares              (627,659)        (619,711)        (532,479)
    Accumulated other comprehensive income                                  3,880,323        3,262,883        2,481,540
                                                                        -------------    -------------    -------------
                     Total shareholders' equity                            55,872,611       52,079,796       48,083,120
                                                                        -------------    -------------    -------------

             Total liabilities and shareholders' equity                 $ 716,193,848    $ 671,784,390    $ 620,817,376
                                                                        =============    =============    =============

 (*) - December 31, 2002 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)

                                                                   Three Months Ended                    Six Months Ended
                                                              -----------------------------       -----------------------------
                                                                June 30,          June 30,          June 30,          June 30,
                                                                  2003              2002              2003              2002
                                                              -----------       -----------       -----------       -----------
 Interest income
     Interest and fees on loans
        Taxable                                               $ 7,618,307       $ 7,037,735       $15,030,369       $13,751,819
        Tax-exempt                                                 78,876            87,522           162,544           169,077
    Interest and dividends on securities
        Taxable                                                 1,943,915         2,498,834         4,057,794         5,100,145
        Tax-exempt                                                481,144           385,002           955,858           788,458
    Interest on interest bearing deposits with other banks         41,822            23,660            77,331            46,510
    Interest on Federal funds sold                                  3,915            10,317            13,675            21,676
                                                              -----------       -----------       -----------       -----------
                       Total interest income                   10,167,979        10,043,070        20,297,571        19,877,685
                                                              -----------       -----------       -----------       -----------
Interest expense
    Interest on deposits                                        2,516,463         2,820,314         5,141,931         5,711,508
    Interest on short-term borrowings                              92,613            94,767           172,809           181,260
    Interest on long-term borrowings                            1,857,732         1,774,411         3,613,289         3,452,109
                                                              -----------       -----------       -----------       -----------
                      Total interest expense                    4,466,808         4,689,492         8,928,029         9,344,877
                                                              -----------       -----------       -----------       -----------
                        Net interest income                     5,701,171         5,353,578        11,369,542        10,532,808
Provision for loan losses                                         232,500           307,500           450,000           600,000
                                                              -----------       -----------       -----------       -----------
        Net interest income after provision for loan losses     5,468,671         5,046,078        10,919,542         9,932,808
                                                              -----------       -----------       -----------       -----------
Other income
    Insurance commissions                                          64,637            49,813            84,869            75,150
    Service fees                                                  388,562           327,924           727,949           623,221
    Mortgage origination revenue                                  183,775            55,970           322,775            99,155
    Securities gains                                               65,518            12,397           106,410            65,077
    Other                                                          94,186           128,807           128,058            74,661
                                                              -----------       -----------       -----------       -----------
                        Total other income                        796,678           574,911         1,370,061           937,264
                                                              -----------       -----------       -----------       -----------
Other expense
    Salaries and employee benefits                              1,880,201         1,710,505         3,798,821         3,355,707
    Net occupancy expense                                         210,395           198,508           405,136           380,982
    Equipment expense                                             310,592           344,336           610,837           635,115
    Supplies                                                      125,998           114,656           231,922           238,435
    Professional fees                                             147,402            90,258           276,156           197,427
    Amortization of intangibles                                    37,788            37,788            75,576            75,576
    Other                                                         727,014           791,852         1,381,334         1,381,940
                                                              -----------       -----------       -----------       -----------
                        Total other expense                     3,439,390         3,287,903         6,779,782         6,265,182
                                                              -----------       -----------       -----------       -----------
                    Income before income taxes                  2,825,959         2,333,086         5,509,821         4,604,890
Income tax expense                                                817,525           692,900         1,637,400         1,334,130
                                                              -----------       -----------       -----------       -----------
                            Net income                        $ 2,008,434       $ 1,640,186       $ 3,872,421       $ 3,270,760
                                                              ===========       ===========       ===========       ===========

Basic earnings per common share                               $      0.57       $      0.47       $      1.11       $      0.93
                                                              ===========       ===========       ===========       ===========
Diluted earnings per common share                             $      0.57       $      0.46       $      1.10       $      0.93
                                                              ===========       ===========       ===========       ===========

Average common shares outstanding
    Basic                                                       3,504,358         3,508,620         3,504,145         3,508,620
                                                              ===========       ===========       ===========       ===========
    Diluted                                                     3,534,643         3,535,900         3,530,236         3,534,943
                                                              ===========       ===========       ===========       ===========

Dividends per common share                                    $      0.20       $      0.19       $      0.20       $      0.19
                                                              ===========       ===========       ===========       ===========

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                         Accumulated
                                                                                                             Other         Total
                                                                                                            Compre-        Share-
                                               Common         Capital        Retained      Treasury         hensive       holders'
                                                Stock         Surplus        Earnings       Stock            Income        Equity
                                             -----------    -----------   ------------   ----------       -----------  ------------
 Balance, December 31, 2002                  $ 8,904,150    $ 3,805,891   $ 36,726,583   $ (619,711)      $ 3,262,883  $ 52,079,796
 Six Months Ended June 30, 2003
   Comprehensive income:
     Net income                                        -              -      3,872,421            -                 -     3,872,421
     Other comprehensive income,
      net of deferred taxes
      of $378,431:
      Net unrealized gain on
       securities of $683,414, net
       of reclassification adjustment
       for gains included in net
       income of $65,974                               -              -              -            -           617,440       617,440
                                                                                                                       ------------
   Total comprehensive income                                                                                             4,489,861
                                                                                                                       ------------
      Exercise of stock options                    2,750          9,015              -            -                 -        11,765
      Purchase of treasury shares                      -              -              -       (7,948)                -        (7,948)
   Cash dividends declared ($.20 per share)            -              -       (700,863)          -                  -      (700,863)
                                             -----------    -----------   ------------   ----------       -----------  ------------
 Balance, June 30, 2003                      $ 8,906,900    $ 3,814,906   $ 39,898,141   $ (627,659)      $ 3,880,323  $ 55,872,611
                                             ===========    ===========   ============   ==========       ===========  ============


 Balance, December 31, 2001                  $ 8,903,900    $ 3,804,951   $ 30,803,543   $ (532,479)      $ 1,307,432  $ 44,287,347
 Six Months Ended June 30, 2002
  Comprehensive income:
   Net income                                          -              -      3,270,760            -                 -     3,270,760
   Other comprehensive income,
    net of deferred taxes
    of $1,446,314:
    Net unrealized gain on
     securities of $1,214,456, net
     of reclassification adjustment
     for gains included in net
     income of $40,348                                 -              -              -            -         1,174,108     1,174,108
                                                                                                                       ------------
  Total comprehensive income                           -              -              -            -                 -     4,444,868
  Cash dividends declared ($.19 per share)             -              -       (649,095)           -                 -      (649,095)
                                             -----------    -----------   ------------   ----------       -----------  ------------
 Balance, June 30, 2002                      $ 8,903,900    $ 3,804,951   $ 33,425,208   $ (532,479)      $ 2,481,540  $ 48,083,120
                                             ===========    ===========   ============   ==========       ===========  ============




 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                                       Six Months Ended
                                                                              --------------------------------
                                                                                June 30,            June 30,
                                                                                 2003                 2002
                                                                              ------------        ------------
 Cash Flows from Operating Activities
    Net income                                                                $  3,872,421        $  3,270,760
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                               506,993             504,884
        Provision for loan losses                                                  450,000             600,000
        Deferred income tax (benefit) expense                                     (132,600)           (269,570)
        Loans originated for sale                                              (18,648,775)         (5,238,765)
        Proceeds from loans sold                                                13,982,500           5,749,925
        Securities (gains) losses                                                 (106,410)            (65,077)
        (Gain) loss on disposal of other assets                                      1,640              19,020
        Amortization of securities premiums (accretion
            of discounts) net                                                      750,316             117,390
        Amortization of goodwill and purchase accounting
            adjustments, net                                                        84,756              87,159
        (Increase) decrease in accrued interest receivable                         348,311             (79,764)
        (Increase) decrease in other assets                                       (488,072)           (268,879)
        Increase (decrease) in other liabilities                                   (53,995)           (824,133)
                                                                              ------------        ------------
               Net cash provided by operating activities                           567,085           3,602,950
                                                                              ------------        ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits
       with other banks                                                         (1,626,911)           (395,981)
    Proceeds from maturities and calls of securities available for sale         16,582,000           8,246,012
    Proceeds from maturities and calls of securities held to maturity                    -             150,000
    Proceeds from sales of securities available for sale                         6,485,830          17,740,395
    Principal payments received on securities available for sale                51,084,775          19,472,703
    Purchases of securities available for sale                                 (78,768,670)        (35,873,902)
    Net (increase) decrease in Federal funds sold                                3,390,135          (5,442,453)
    Net loans made to customers                                                (37,533,960)        (32,685,639)
    Purchases of premises and equipment                                         (1,582,649)           (825,131)
    Proceeds from sales of other assets                                          1,206,784              19,900
    Purchases of life insurance contracts                                                -          (1,853,018)
                                                                              ------------        ------------
          Net cash provided by (used in) investing activities                  (40,762,666)        (31,447,114)
                                                                              ------------        ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                        (1,102,853)         15,267,752
    Net increase (decrease) in time deposits                                    15,772,827           9,952,938
    Net increase (decrease) in short-term borrowings                             4,029,084         (10,400,615)
    Proceeds from long-term borrowings                                          22,750,000          11,530,000
    Repayment of long-term borrowings                                             (930,260)           (373,425)
    Exercise of stock options                                                       11,765                   -
    Dividends paid                                                                (700,863)           (649,095)
    Purchase of treasury stock                                                      (7,948)                  -
                                                                              ------------        ------------
               Net cash provided by financing activities                        39,821,752          25,327,555
                                                                              ------------        ------------
Increase (decrease) in cash and due from banks                                    (373,829)         (2,516,609)
Cash and due from banks:
        Beginning                                                               11,470,311          11,776,231
                                                                              ------------        ------------
        Ending                                                                $ 11,096,482        $  9,259,622
                                                                              ============        ============

                               (Continued)

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                                      Six Months Ended
                                                                              -------------------------------
                                                                                June 30,             June 30,
                                                                                  2003                2002
                                                                              -----------         -----------

 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                             $ 9,021,659         $ 9,549,642
                                                                              ===========         ===========
         Income taxes                                                         $ 1,590,000         $ 1,555,000
                                                                              ===========         ===========

 Supplemental Schedule of Noncash Investing and Financing Activities
     Other assets acquired in settlement of loans                             $   657,571         $    59,850
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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2002 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2002 and June 30, 2002, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Earnings per Share
The computations of basic and diluted earnings per share follow:

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                        ----------------------------        ----------------------------
                                           2003              2002              2003              2002
                                        -----------       ----------        ----------        ----------
 Numerator:
    Net Income                          $2,008,434        $1,640,186        $3,872,421        $3,270,760
                                        ==========        ==========        ==========        ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding        3,504,358         3,508,620         3,504,145         3,508,620

    Effect of dilutive securities:
        Stock options                       30,285            27,280            26,091            26,323
                                        ----------        ----------        ----------        ----------

    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions              3,534,643         3,535,900         3,530,236         3,534,943
                                        ==========        ==========        ==========        ==========

Basic earnings per share                $     0.57        $     0.47        $     1.11        $     0.93
                                        ==========        ==========        ==========        ==========

Diluted earnings per share              $     0.57        $     0.46        $     1.10        $     0.93
                                        ==========        ==========        ==========        ==========

Note 3.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2003 and December 31, 2002, and June 30, 2002 are summarized as follows:

                                                                 June 30, 2003
                                       ---------------------------------------------------------------
                                         Amortized               Unrealized                Estimated
                                                        ------------------------------
                                           Cost            Gains            Losses         Fair Value
                                       ------------     ------------     -------------    ------------
 Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 26,211,258     $  1,043,063              $ -     $ 27,254,321
    Mortgage-backed securities          105,027,864        2,096,591          123,853      107,000,602
    State and political subdivisions      5,116,149           47,823            1,042        5,162,930
    Corporate debt securities            23,431,639        1,433,697                -       24,865,336
    Federal Reserve Bank stock              436,000                -                -          436,000
    Federal Home Loan Bank stock          9,116,200                -                -        9,116,200
    Other equity securities                 175,535                -                -          175,535
                                       ------------     ------------     ------------     ------------
          Total taxable                 169,514,645        4,621,174          124,895      174,010,924
                                       ------------     ------------     ------------     ------------
Tax-exempt:
    State and political subdivisions     34,346,137        2,085,896           10,229       36,421,804
    Federal Reserve Bank stock                8,400                -                -            8,400
    Other equity securities               7,537,889                -          441,116        7,096,773
                                       ------------     ------------     ------------     ------------
        Total tax-exempt                 41,892,426        2,085,896          451,345       43,526,977
                                       ------------     ------------     ------------     ------------
              Total                    $211,407,071     $  6,707,070     $    576,240     $217,537,901
                                       ============     ============     ============     ============

                                                               December 31, 2002
                                       ---------------------------------------------------------------
                                         Amortized                Unrealized                Estimated
                                                        ------------------------------
                                           Cost            Gains            Losses         Fair Value
                                       ------------     ------------     -------------    ------------
Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 32,699,059     $  1,121,860     $          -     $ 33,820,919
    Mortgage-backed securities           94,022,894        1,925,599          168,040       95,780,453
    State and political subdivisions      5,450,901           94,315                -        5,545,216
    Corporate debt securities            27,961,831        1,163,744            7,352       29,118,223
    Federal Reserve Bank stock              397,000                -                -          397,000
    Federal Home Loan Bank stock          7,738,200                -                -        7,738,200
    Other equity securities                  88,348                -                -           88,348
                                       ------------     ------------     ------------     ------------
          Total taxable                 168,358,233        4,305,518          175,392      172,488,359
                                       ------------     ------------     ------------     ------------
Tax-exempt:
    State and political subdivisions     34,003,131        1,166,600          101,629       35,068,102
    Federal Reserve Bank stock                8,400                -                -            8,400
    Other equity securities               5,065,152          106,169          138,207        5,033,114
                                       ------------     ------------     ------------     ------------
        Total tax-exempt                 39,076,683        1,272,769          239,836       40,109,616
                                       ------------     ------------     ------------     ------------
              Total                    $207,434,916     $  5,578,287     $    415,228     $212,597,975
                                       ============     ============     ============     ============



                                                                 June 30, 2002
                                       ---------------------------------------------------------------
                                         Amortized               Unrealized                Estimated
                                                        ------------------------------
                                           Cost            Gains            Losses         Fair Value
                                       ------------     ------------     -------------    ------------
Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 33,790,843     $    994,820     $        419     $ 34,785,244
    Mortgage-backed securities           87,639,606        1,412,093           82,080       88,969,619
    State and political subdivisions      5,127,802           29,558              205        5,157,155
    Corporate debt securities            26,073,112        1,005,335           43,265       27,035,182
    Federal Reserve Bank stock              401,300                -                -          401,300
    Federal Home Loan Bank stock          7,296,900                -                -        7,296,900
    Other equity securities                 306,625           30,000                -          336,625
                                                        ------------     ------------     ------------
          Total taxable                 160,636,188        3,471,806          125,969      163,982,025
                                       ------------     ------------     ------------     ------------
Tax-exempt:
    State and political subdivisions     29,571,408          670,268          128,824       30,112,852
    Federal Reserve Bank stock                4,100                -                -            4,100
    Other equity securities               5,067,906           45,101            4,780        5,108,227
                                       ------------     ------------     ------------     ------------
        Total tax-exempt                 34,643,414          715,369          133,604       35,225,179
                                       ------------     ------------     ------------     ------------
              Total                    $195,279,602     $  4,187,175     $    259,573     $199,207,204
                                       ============     ============     ============     ============



The maturites, amortized cost and estimated fair values of securities at June 30, 2003, are summarized as follows:


                                                     Available for Sale
                                             --------------------------------
                                                Amortized          Estimated
                                                  Cost            Fair Value
                                             -------------      -------------
 Due in one year or less                     $  83,108,605      $  84,697,498
 Due from one to five years                     66,435,832         68,925,214
 Due from five to ten years                     16,419,351         17,388,540
 Due after ten years                            28,169,259         29,693,741
 Equity securities                              17,274,024         16,832,908
                                             -------------      -------------
                                             $ 211,407,071      $ 217,537,901
                                             =============      =============

Note 4.  Loans

Loans are summarized as follows:

                                         June 30,     December 31,     June 30,
                                           2003           2002           2002
                                      ------------   ------------   ------------
Commerical                            $ 44,994,867   $ 34,745,430   $ 28,843,866
Commercial real estate                 186,864,101    171,822,280    145,634,533
Real estate - construction               4,137,294      4,493,569      1,283,675
Real estate - mortgage                 173,782,163    161,005,744    156,554,578
Consumer                                39,969,894     40,655,422     40,862,626
Other                                    6,101,005      6,389,812      6,000,589
                                      ------------   ------------   ------------
   Total loans                         455,849,324    419,112,257    379,179,867
Less unearned income                       882,327        814,044        760,008
                                      ------------   ------------   ------------
   Total loans net of unearned income  454,966,997    418,298,213    378,419,859
Less allowance for loan losses           4,297,524      4,053,131      3,640,206
                                      ------------   ------------   ------------
   Loans, net                         $450,669,473   $414,245,082   $374,779,653
                                      ============   ============   ============


Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2003 and 2002, and for the year ended December 31, 2002 is as follows:


                                          Six Months Ended      Year Ended
                                               June 30,         December 31,
                                      -----------------------
                                         2003         2002         2002
                                      ----------   ----------   ----------
Balance, beginning of period          $4,052,949   $3,110,248   $3,110,248
Losses:
    Commercial                                 -       25,000      105,650
    Commercial real estate                96,640            -       31,500
    Real estate - mortgage                33,653       18,618       30,400
    Consumer                             121,950       73,541      173,430
    Other                                 18,850       23,626       74,899
                                      ----------   ----------   ----------
                  Total                  271,093      140,785      415,879
                                      ----------   ----------   ----------
Recoveries:
    Commercial                             1,300        2,393       39,251
    Commercial real estate                     -            -            -
    Real estate - mortgage                   300       14,389       16,489
    Consumer                              48,391       43,282       70,568
    Other                                 15,677       10,679       17,454
                                      ----------   ----------   ----------
                  Total                   65,668       70,743      143,762
                                      ----------   ----------   ----------
Net losses                               205,425       70,042      272,117
Provision for loan losses                450,000      600,000    1,215,000
                                      ----------   ----------   ----------
Balance, end of period                $4,297,524   $3,640,206   $4,053,131
                                      ==========   ==========   ==========

Note 6.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2003 and 2002 and December 31, 2002:

                                       June 30,    December 31,     June 30,
                                        2003           2002           2002
                                   ------------   ------------   ------------
Interest bearing demand deposits   $ 96,258,376   $ 99,752,155   $ 89,677,471
Savings deposits                     48,514,903     46,732,252     48,555,899
Certificates of deposit             255,787,202    241,439,194    219,690,605
Individual retirement accounts       25,773,976     24,411,376     22,470,999
                                   ------------   ------------   ------------
                      Total        $426,334,457   $412,334,977   $380,394,974
                                   ============   ============   ============


The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2003:

                                                    Amount        Percent
                                                ------------      -------
 Three months or less                           $ 15,728,989       19.8%
 Three through six months                         13,185,112       16.6%
 Six through twelve months                        17,892,882       22.5%
 Over twelve months                               32,649,592       41.1%
                                                ------------      -----
                       Total                    $ 79,456,575      100.0%
                                                ============      =====


A summary of the scheduled maturities for all time deposits as of June 30, 2003 is as follows:

 Six month period ending December 31, 2003      $  94,285,815
 Year Ending December 31, 2004                    130,463,779
 Year Ending December 31, 2005                     28,072,262
 Year Ending December 31, 2006                      6,096,269
 Year Ending December 31, 2007                     15,204,387
 Thereafter                                         7,438,666
                                                -------------
                                                $ 281,561,178
                                                =============

Note 7.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

                                                                   Six Months Ended June 30, 2003
                                                           ----------------------------------------------
                                                           Federal Funds                        Federal
                                                            Purchased                             Home
                                                               and                              Loan Bank
                                                             Lines of        Repurchase        Short-term
                                                              Credit         Agreements         Advances
                                                           -----------      -----------      ------------
 Balance at June 30                                        $ 1,923,000      $ 8,092,587      $ 14,204,600
 Average balance outstanding for the quarter                   656,243        8,330,355        14,515,676
 Maximum balance outstanding at
     any month end during quarter                            4,165,000        8,979,955        20,164,600
 Weighted average interest rate for the quarter                  2.37%            1.54%             1.39%
 Weighted average interest rate for balances
     outstanding at June 30                                      2.77%            1.59%             1.34%





                                                                    Year Ended December 31, 2002
                                                           ----------------------------------------------
                                                           Federal Funds                        Federal
                                                            Purchased                             Home
                                                               and                              Loan Bank
                                                             Lines of        Repurchase        Short-term
                                                              Credit         Agreements         Advances
                                                           -----------      -----------      ------------
 Balance at December 31                                    $         -      $ 8,596,103      $ 11,595,000
 Average balance outstanding for the year                      934,768        8,960,391         6,057,233
 Maximum balance outstanding at
     any month end                                           2,370,000       10,778,052        11,595,000
 Weighted average interest rate for the year                     4.19%            1.71%             2.21%
 Weighted average interest rate for balances
     outstanding at December 31                                      -            1.57%             1.48%




                                                                     Six Months Ended June 30, 2002
                                                           ----------------------------------------------
                                                           Federal Funds                        Federal
                                                            Purchased                             Home
                                                               and                              Loan Bank
                                                             Lines of        Repurchase        Short-term
                                                              Credit         Agreements         Advances
                                                           -----------      -----------      ------------
 Balance at June 30                                        $   550,000      $10,082,174      $  3,000,000
 Average balance outstanding for the quarter                 1,227,116        9,504,480         5,971,096
 Maximum balance outstanding at
     any month end during quarter                            2,370,000       10,778,052         9,344,800
 Weighted average interest rate for the quarter                  4.25%            1.72%             2.46%
 Weighted average interest rate for balances
     outstanding at June 30                                      4.25%            1.87%             2.44%

Long-term borrowings: Our long-term borrowings of $155,759,505, $133,787,020 and $134,601,106 at June 30, 2003, December 31, 2002, and June 30, 2002
respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2003 was 4.88% compared to 5.22% for the first six months of 2002.



A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:


      Year Ending
     December 31,                    Amount
   ----------------              -------------
         2003                    $   5,186,350
         2004                       20,353,916
         2005                       13,070,178
         2006                        9,415,210
         2007                        5,434,877
      Thereafter                   102,298,974
                                   -----------
                                 $ 155,759,505
                                 =============



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

The following pro forma disclosures present for the quarters ended and six months ended June 30, 2003 and 2002, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).


                               Quarter Ended June 30,  Six Months Ended June 30,
                               ----------------------  -------------------------
                                  2003      2002           2003       2002
                               --------   --------       --------   ---------
(in thousands, except per share data)

Net income:
    As reported                $  2,008    $  1,640       $  3,872    $   3,271

Deduct total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects              (9)         (3)           (19)         (11)
                               --------    --------       --------    ---------
Pro forma                      $  1,999    $  1,637       $  3,853    $   3,260
                               ========    ========       ========    =========

Basic earnings per share:
    As reported                $   0.57    $   0.47       $   1.11    $    0.93
                               ========    ========       ========    =========
    Pro forma                  $   0.57    $   0.47       $   1.10    $    0.93
                               ========    ========       ========    =========

Diluted earnings per share:
    As reported                $   0.57    $   0.46       $   1.10    $    0.93
                               ========    ========       ========    =========
    Pro forma                  $   0.57    $   0.46       $   1.09    $    0.92
                               ========    ========       ========    =========


For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first six months of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of June 30, 2003, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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


(Dollars in thousands)
                                                                                            To be Well Capitalized
                                                                     Minimum Required       under Prompt Corrective
                                         Actual                     Regulatory Capital         Action Provisions
                                         Amount       Ratio         Amount       Ratio        Amount       Ratio
 As of June 30, 2003
 Total Capital (to risk weighted assets)
     Summit                               $ 56,220       11.4%         39,422        8.0%        49,278       10.0%
     Summit Community                       26,917       11.1%         19,398        8.0%        24,247       10.0%
     Capital State                          11,872       10.8%          8,792        8.0%        10,990       10.0%
     Shenandoah                             14,184       10.4%         10,926        8.0%        13,657       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 51,923       10.5%         19,711        4.0%        29,567        6.0%
     Summit Community                       24,619       10.2%          9,699        4.0%        14,548        6.0%
     Capital State                          10,985       10.0%          4,396        4.0%         6,594        6.0%
     Shenandoah                             13,072        9.6%          5,463        4.0%         8,194        6.0%
 Tier I Capital (to average assets)
     Summit                                 51,923        7.3%         21,332        3.0%        35,554        5.0%
     Summit Community                       24,619        6.9%         10,741        3.0%        17,901        5.0%
     Capital State                          10,985        6.9%          4,804        3.0%         8,007        5.0%
     Shenandoah                             13,072        6.9%          5,679        3.0%         9,465        5.0%

 As of December 31, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 53,114       11.7%       $ 36,310        8.0%      $ 45,388       10.0%
     Summit Community                       25,916       11.1%         18,661        8.0%        23,327       10.0%
     Capital State                          11,041       10.7%          8,247        8.0%        10,309       10.0%
     Shenandoah                             12,816       11.0%          9,304        8.0%        11,630       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 49,043       10.8%         18,155        4.0%        27,233        6.0%
     Summit Community                       23,708       10.2%          9,334        4.0%        14,001        6.0%
     Capital State                          10,146        9.8%          4,124        4.0%         6,187        6.0%
     Shenandoah                             11,848       10.2%          4,651        4.0%         6,976        6.0%
 Tier I Capital (to average assets)
     Summit                                 49,043        7.4%         20,012        3.0%        33,353        5.0%
     Summit Community                       23,708        7.0%         10,161        3.0%        16,934        5.0%
     Capital State                          10,146        6.8%          4,457        3.0%         7,428        5.0%
     Shenandoah                             11,848        6.7%          5,289        3.0%         8,815        5.0%


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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended June 30, 2003 grew 22.4% to $2,008,000, or $0.57 per diluted share as compared to $1,640,000, or $0.46 per diluted share for the quarter ended June 30, 2002. Returns on average equity and assets for the first six months of 2003 were 14.42% and 1.11%, respectively, compared with 14.59% and 1.09% for the same period of 2002.

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

Our net interest income on a fully tax-equivalent basis totaled $11,925,000 for the six months period ended June 30, 2003 compared to $11,017,000 for the same period of 2002, representing an increase of $908,000 or 8.2%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 85 basis points decline in the yield on interest earning assets during the same period. Average interest earning assets grew 16.2% from $569,656,000 during the first six months of 2002 to $662,218,000 for the first six months of 2003. Average interest bearing liabilities grew 15.8% from $515,396,000 at June 30, 2002 to $596,690,000 at June 30, 2003, at an average yield for the first six months of 2003 of 3.0% compared to 3.6% for the same period of 2002.

Our net yield on interest earning assets decreased to 3.6% for the six month period ended June 30, 2003, compared to 3.9% for the same period in 2002, as the yields on taxable securities and loans declined 138 and 78 basis points, respectively, during the same period. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio's overall yield.

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


 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                        For the Six Months Ended
                                       June 30, 2003                        June 30, 2002
                                          Average      Earnings/   Yield/     Average    Earnings/  Yield/
                                          Balance       Expense     Rate      Balance     Expense    Rate
 Interest earning assets
     Loans, net of unearned income
         Taxable                            $ 433,533    $ 15,030      6.9%   $ 356,615    $ 13,752    7.7%
         Tax-exempt (1)                         5,973         245      8.2%       6,021         256    8.5%
     Securities
         Taxable                              176,437       4,058      4.6%     169,429       5,069    6.0%
         Tax-exempt (1)                        40,262       1,429      7.1%      32,627       1,218    7.5%
     Federal funds sold and interest
         bearing deposits with other banks      6,013          91      3.0%       4,964          67    2.7%
                                            ---------    --------      ---    ---------    --------    ---
     Total interest earning assets            662,218      20,853      6.3%     569,656      20,362    7.1%
                                                         --------      ---                 --------    ---
 Noninterest earning assets
     Cash & due from banks                      8,565                             8,325
     Premises and equipment                    12,585                            13,015
     Other assets                              20,988                            14,528
     Allowance for loan losses                 (4,163)                           (3,392)
                                            ---------                         ---------
             Total assets                   $ 700,193                         $ 602,132
                                            =========                         =========

 Interest bearing liabilities
     Interest bearing demand deposits        $ 97,793    $    427      0.9%   $  85,355    $    616    1.4%
     Savings deposits                          46,465         145      0.6%      45,531         293    1.3%
     Time deposits                            277,417       4,570      3.3%     235,420       4,803    4.1%
     Short-term borrowings                     21,922         173      1.6%      16,720         181    2.2%
     Long-term borrowings
        and capital trust securities          153,093       3,613      4.7%     132,370       3,452    5.2%
                                             --------    --------      ---    ---------    --------    ---
  Total interest bearing liabilities          596,690       8,928      3.0%     515,396       9,345    3.6%
                                                         --------      ---                 --------    ---
 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                           44,581                            37,615
     Other liabilities                          5,201                             4,277
     Shareholders' equity                      53,721                            44,844
                                            ---------                         ---------
         Total liabilities and
           shareholders' equity             $ 700,193                         $ 602,132
                                            =========                         =========
 Net interest earnings                                   $ 11,925                          $ 11,017
                                                         ========                          ========
 Net yield on interest earning assets                                  3.6%                            3.9%
                                                                       ===                             ===

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $556,000 and $484,000 for the periods ended June 30, 2003 and 2002, respectively.

(Dollars in thousands)
                                            For the Six Months Ended
                                       June 30, 2003 versus June 30, 2002
                                      -----------------------------------
                                               Increase (Decrease)
                                                Due to Change in:
                                      -----------------------------------
                                       Volume         Rate           Net
                                      -------       -------       -------
Interest earned on:
Loans
  Taxable                             $ 2,762       $(1,484)      $ 1,278
  Tax-exempt                               (2)           (9)          (11)
Securities
  Taxable                                 203        (1,214)       (1,011)
  Tax-exempt                              273           (62)          211
Federal funds sold and interest
  bearing deposits with other banks        15             9            24
                                      -------       -------       -------
Total interest earned on
  interest earning assets               3,251        (2,760)          491
                                      -------       -------       -------

Interest paid on:
Interest bearing demand
  deposits                                 80          (269)         (189)
Savings deposits                            6          (154)         (148)
Time deposits                             778        (1,011)         (233)
Short-term borrowings                      48           (56)           (8)
Long-term borrowings and capital
   trust securities                       508          (347)          161
                                      -------       -------       -------
  Total interest paid on
    interest bearing liabilities        1,420        (1,837)         (417)
                                      -------       -------       -------

       Net interest income            $ 1,831       $  (923)      $   908
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

We recorded a $450,000 provision for loan losses for the first six months of 2003, compared to $600,000 for the same period in 2002. Net loan charge offs for the first six months of 2003 were $205,000, as compared to $70,000 over the same period of 2002. At June 30, 2003, the allowance for loan losses totaled $4,298,000 or 0.94% of loans, net of unearned income, compared to $4,053,000 or 0.97% of loans, net of unearned income at December 31, 2002.

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.


Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)
                                                 June 30,         December 31,
                                            ------------------
                                             2003        2002        2002
                                            ------      ------      ------
Accruing loans past due 90 days or more     $  672      $   63      $  574
Nonperforming assets:
    Nonaccrual loans                           384         743         917
    Nonaccrual securities                      405           -         421
    Foreclosed properties                      546         119          81
    Repossessed assets                          17           4          14
                                            ------      ------      ------
                 Total                      $2,024      $  929      $2,007
                                            ======      ======      ======
Total nonperforming loans as a
   percentage of total loans                   0.4%        0.2%        0.4%
                                               ===         ===         ===
Total nonperforming assets as a
   percentage of total assets                  0.3%        0.1%        0.3%
                                               ===         ===         ===


Noninterest Expense

Total noninterest expense increased approximately $515,000, or 8.2% to $6,780,000 during the first six months of 2003 as compared to the same period in 2002. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits as we awarded general merit raises and also, the addition of new staff positions required as a result of our growth.

FINANCIAL CONDITION

Our total assets were $716,194,000 at June 30, 2003, compared to $671,784,000 at December 31, 2002, representing a 6.6% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2002 and June 30, 2003.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                   Balance                              Balance
                                 December 31,   Increase   (Decrease)   June 30,
                                    2002        Amount     Percentage     2003
                                  --------     --------     -------    --------
 Assets
  Federal funds sold              $  3,390     $ (3,390)     -100.0%   $      -
  Securities available for sale    212,598        4,940         2.3%    217,538
  Loans, net of unearned income    415,152       45,388        10.9%    460,540

Liabilities
  Interest bearing deposits       $412,335     $ 13,999         3.4%   $426,334
  Short-term borrowings             20,191        4,029        20.0%     24,220
  Long-term borrowings             133,787       21,973        16.4%    155,760


Loan growth during the first six months of 2003, occurring principally in the commercial and real estate portfolios, was funded primarily by both long-term and short-term borrowings from the FHLB.

Refer to Notes 3, 4, 6 and 7 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2003 and December 31, 2002.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $97 million, or 14% of total assets at June 30, 2003 versus $116 million, or 17% of total assets at December 31, 2002.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 2003 totaled $55,873,000 compared to $52,080,000 at December 31, 2002, representing an increase of 7.3%.

Refer to Note 10 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries' capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at June 30, 2003.


                            Long           Capital
                            Term            Trust
                            Debt          Securities
--------------------------------------------------------
2003                       $ 5,186,350              $ -
2004                        20,353,916                -
2005                        13,070,178                -
2006                         9,415,210                -
2007                         5,434,877                -
Thereafter                 102,298,974        3,500,000
--------------------------------------------------------
        Total            $ 155,759,505      $ 3,500,000
========================================================

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at June 30, 2003 are presented in the following table.


                                June 30,
--------------------------------------------
                                  2003
--------------------------------------------
Commitments to extend credit:
    Revolving home equity and
        credit card lines      $ 15,843,987
    Construction loans           27,808,269
    Other loans                  26,238,424
Standby letters of credit         2,584,025
--------------------------------------------
           Total               $ 72,474,705
============================================



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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is slightly asset sensitive; that is, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Conversely, net income should decrease in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

As of June 30, 2003, our earnings simulation model projects net interest income would decrease by approximately 0.7% if rates fall evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. The model projects that if rates rise evenly by 200 basis points over the next year, our net interest income would remain unchanged, as compared to projected stable rate net interest income. These projected changes are well within our ALCO policy limit of +/- 10%.

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of June 30, 2003, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2003 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2003, we held our Annual Meeting of Shareholders, and the shareholders took the following actions:

1. Elected as directors the following individuals to three year terms:

                                  For              Withheld
                               ---------           --------
     James M. Cookman          2,750,569            119,882
     Thomas J. Hawse III       2,870,451                  0
     Gary L. Hinkle            2,799,492             70,959
     Gerald W. Huffman         2,799,492             70,959
     H. Charles Maddy, III     2,844,097             26,354
     Harold K. Michael         2,799,055             71,396

     The following directors' terms of office continued after the 2003 annual shareholders' meeting: Frank A. Baer, III, Oscar M. Bean, Dewey F. Bensenhaver, John W. Crites, Patrick N. Frye, James Paul Geary, Phoebe F. Heishman, Duke A. McDaniel, Ronald F. Miller, George R. Ours Jr., and Charles S. Piccirillo.

2. Ratified Arnett & Foster, CPA's to serve as our independent auditors for 2003.

             For                      Against                    Abstentions
             ---                      -------                    -----------
           2,791,447                    300                         23,239

Item 6.  Reports on Form 8-K

On April 18, 2003, we filed our news release dated April 16, 2003 announcing our financial results for the three months ended March 31, 2003.

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



Date:  August 13, 2003
       ---------------