Form 10-Q
period 2003-09-30
SUMMIT FINANCIAL GROUP INC
filed 2003-11-13
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.


                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from ________ to ________.

                         Commission File Number 0-16587

                          Summit Financial Group, Inc.
             (Exact name of registrant as specified in its charter)

                  West Virginia                        55-0672148
           (State or other jurisdiction of           (IRS Employer
            incorporation or organization)            Identification No.)


                           300 North Main Street
                         Moorefield, West Virginia        26836
               (Address of principal executive offices) (Zip Code)


                                 (304) 530-7233
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
                          Common Stock, $2.50 par value
               3,504,820 shares outstanding as of October 24, 2003

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents



                                                                            Page

PART  I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated balance sheets
          September 30, 2003 (unaudited), December 31, 2002
          and September 30, 2002 (unaudited)...................................4

          Consolidated statements of  income
          for the three months and nine months ended
          September 30, 2003 and 2002 (unaudited)..............................5

          Consolidated statements of shareholders' equity
          for the nine months ended
          September 30, 2003 and 2002 (unaudited)..............................6

          Consolidated statements of cash flows
          for the nine months ended
          September 30, 2003 and 2002 (unaudited)............................7-8

          Notes to consolidated financial statements (unaudited)............9-18

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................19-26

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......25-26

 Item 4.  Controls and Procedures.............................................26

PART  II. OTHER INFORMATION

 Item 1.  Legal Proceedings...................................................27

 Item 2.  Changes in Securities and Use of Proceeds.........................None

 Item 3.  Defaults upon Senior Securities...................................None

 Item 4.  Submission of Matters to a Vote of Security Holders...............None

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

          Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification of Chief
                       Financial Officer

         Reports on Form 8-K..................................................27


SIGNATURES....................................................................28

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                        September 30,    December 31,    September 30,
                                                                             2003           2002              2002
                                                                         (unaudited)         (*)          (unaudited)
                                                                       -------------    -------------    -------------
 ASSETS
Cash and due from banks                                                $  11,370,800    $  11,470,311    $  11,967,810
Interest bearing deposits with other banks                                 3,681,418        2,185,369        2,315,399
Federal funds sold                                                            99,000        3,390,135        1,384,928
Securities available for sale                                            223,606,544      212,597,975      218,490,418
Loans held for sale                                                          709,400          906,900        2,339,060
Loans, net                                                               473,779,481      414,245,082      405,846,959
Property held for sale                                                     1,276,798        1,859,650           81,000
Premises and equipment, net                                               14,476,797       11,199,037       13,109,239
Accrued interest receivable                                                3,564,026        4,025,167        4,210,043
Intangible assets                                                          3,087,764        3,201,128        3,238,917
Other assets                                                               8,521,058        6,703,636        6,398,094
                                                                       -------------    -------------    -------------
                            Total assets                               $ 744,173,086    $ 671,784,390    $ 669,381,867
                                                                       =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                                           $  47,034,511    $  46,312,596    $  52,108,168
        Interest bearing                                                 427,920,074      412,334,977      411,806,850
                                                                       -------------    -------------    -------------
                           Total deposits                                474,954,585      458,647,573      463,915,018
                                                                       -------------    -------------    -------------
    Short-term borrowings                                                 41,049,045       20,191,103       12,165,301
    Long-term borrowings                                                 165,526,033      133,787,020      137,596,604
    Company-obligated mandatorily redeemable capital
       securities of subsidiary trust holding solely
       subordinated debentures of the Company                              3,500,000        3,500,000                -
    Other liabilities                                                      3,641,899        3,578,898        4,326,049
                                                                       -------------    -------------    -------------
                         Total liabilities                               688,671,562      619,704,594      618,002,972
                                                                       -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $1.00 par value; authorized
        250,000 shares; no shares issued                                           -                -                -
    Common stock, $2.50 par value; authorized 5,000,000
        shares, issued 2003 - 3,562,760 shares ; December 2002 -
        3,561,660 shares; September 2002 - 3,561,560 shares                8,906,900        8,904,150        8,903,900
    Capital surplus                                                        3,814,906        3,805,891        3,804,951
    Retained earnings                                                     41,741,298       36,726,583       35,348,274
    Less cost of shares acquired for the treasury, 2003 and December
      2002 - 57,940 shares and September 2002 - 54,140 shares               (627,659)        (619,711)        (554,403)
    Accumulated other comprehensive income                                 1,666,079        3,262,883        3,876,173
                                                                       -------------    -------------    -------------
                     Total shareholders' equity                           55,501,524       52,079,796       51,378,895
                                                                       -------------    -------------    -------------

             Total liabilities and shareholders' equity                $ 744,173,086    $ 671,784,390    $ 669,381,867
                                                                       =============    =============    =============

 (*) - December 31, 2002 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                             -------------------------------   ------------------------------
                                                             September 30,     September 30,   September 30,    September 30,
                                                                  2003             2002             2003             2002
                                                              -----------      -----------      -----------      -----------
 Interest income
     Interest and fees on loans
        Taxable                                               $ 7,797,099      $ 7,323,374      $22,827,468      $21,075,193
        Tax-exempt                                                 79,868           89,622          242,412          258,699
    Interest and dividends on securities
        Taxable                                                 1,886,823        2,406,690        5,944,617        7,506,835
        Tax-exempt                                                486,581          480,518        1,442,439        1,268,976
    Interest on interest bearing deposits with other banks         37,868           23,097          115,199           69,607
    Interest on Federal funds sold                                  3,985           22,156           17,660           43,832
                                                              -----------      -----------      -----------      -----------
                       Total interest income                   10,292,224       10,345,457       30,589,795       30,223,142
                                                              -----------      -----------      -----------      -----------
Interest expense
    Interest on deposits                                        2,466,649        2,998,480        7,608,580        8,709,988
    Interest on short-term borrowings                             113,039           64,782          285,848          246,042
    Interest on long-term borrowings                            1,770,501        1,739,512        5,383,790        5,191,621
                                                              -----------      -----------      -----------      -----------
                      Total interest expense                    4,350,189        4,802,774       13,278,218       14,147,651
                                                              -----------      -----------      -----------      -----------
                        Net interest income                     5,942,035        5,542,683       17,311,577       16,075,491
Provision for loan losses                                         232,500          307,500          682,500          907,500
                                                              -----------      -----------      -----------      -----------
        Net interest income after provision for loan losses     5,709,535        5,235,183       16,629,077       15,167,991
                                                              -----------      -----------      -----------      -----------
Other income
    Insurance commissions                                          64,963           61,771          149,832          136,921
    Service fees                                                  403,188          353,942        1,131,137          977,163
    Mortgage origination revenue                                  210,789          120,706          533,564          219,861
    Securities gains                                                    -            8,651          106,410           73,728
    Other                                                         130,992           56,120          259,050          130,781
                                                              -----------      -----------      -----------      -----------
                        Total other income                        809,932          601,190        2,179,993        1,538,454
                                                              -----------      -----------      -----------      -----------
Other expense
    Salaries and employee benefits                              2,141,611        1,700,763        5,940,432        5,056,470
    Net occupancy expense                                         223,188          204,048          628,324          585,030
    Equipment expense                                             326,401          313,969          937,238          949,084
    Supplies                                                      119,873          121,040          351,795          359,475
    Professional fees                                             151,351          116,786          427,507          314,213
    Amortization of intangibles                                    37,788           37,788          113,364          113,364
    Other                                                         796,423          620,313        2,177,757        2,002,253
                                                              -----------      -----------      -----------      -----------
                        Total other expense                     3,796,635        3,114,707       10,576,417        9,379,889
                                                              -----------      -----------      -----------      -----------
                    Income before income taxes                  2,722,832        2,721,666        8,232,653        7,326,556
Income tax expense                                                879,675          798,600        2,517,075        2,132,730
                                                              -----------      -----------      -----------      -----------
                            Net income                        $ 1,843,157      $ 1,923,066      $ 5,715,578      $ 5,193,826
                                                              ===========      ===========      ===========      ===========

Basic earnings per common share                               $      0.53      $      0.55      $      1.63      $      1.48
                                                              ===========      ===========      ===========      ===========
Diluted earnings per common share                             $      0.52      $      0.54      $      1.61      $      1.47
                                                              ===========      ===========      ===========      ===========

Average common shares outstanding
    Basic                                                       3,504,820        3,508,566        3,504,373        3,508,602
                                                              ===========      ===========      ===========      ===========
    Diluted                                                     3,554,700        3,536,220        3,549,988        3,535,458
                                                              ===========      ===========      ===========      ===========

Dividends per common share                                    $         -      $         -      $      0.20      $      0.19
                                                              ===========      ===========      ===========      ===========

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                                                       Accumulated
                                                                                                          Other           Total
                                                                                                         Compre-          Share-
                                            Common        Capital        Retained        Treasury        hensive         holders'
                                             Stock        Surplus        Earnings          Stock          Income          Equity
                                         ------------   ------------   ------------    -------------   ------------    ------------

Balance, December 31, 2002               $  8,904,150   $  3,805,891   $ 36,726,583    $   (619,711)   $  3,262,883    $ 52,079,796
Nine Months Ended September 30, 2003
 Comprehensive income:
  Net income                                        -              -      5,715,578               -               -       5,715,578
  Other comprehensive income,
   net of deferred taxes
   of ($978,686):
   Net unrealized (loss) on
    securities of $(1,530,830), net
    of reclassification adjustment
    for gains included in net
    income of $65,974                               -              -              -               -      (1,596,804)     (1,596,804)
                                                                                                                       ------------
 Total comprehensive income                                                                                               4,118,774
                                                                                                                       ------------
  Exercise of stock options                     2,750          9,015              -               -               -          11,765
  Purchase of treasury shares                       -              -              -          (7,948)              -          (7,948)
 Cash dividends declared ($.20 per share)           -              -       (700,863)              -               -        (700,863)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2003              $  8,906,900   $  3,814,906   $ 41,741,298    $   (627,659)   $  1,666,079    $ 55,501,524
                                         ============   ============   ============    ============    ============    ============


Balance, December 31, 2001               $  8,903,900   $  3,804,951   $ 30,803,543    $   (532,479)   $  1,307,432    $ 44,287,347
Nine Months Ended September 30, 2002
 Comprehensive income:
  Net income                                        -              -      5,193,826               -               -       5,193,826
  Other comprehensive income,
   net of deferred taxes
   of $1,574,390:
   Net unrealized gain on
    securities of $2,614,452, net
    of reclassification adjustment
    for gains included in net
    income of $45,711                               -              -              -               -       2,568,741       2,568,741
                                                                                                                       ------------
Total comprehensive income                          -              -              -               -               -       7,762,567
                                                                                                                       ------------
Cash dividends declared ($.19 per share)            -              -       (649,095)              -               -        (649,095)
Purchase of treasury shares                         -              -              -         (21,924)              -         (21,924)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2002              $  8,903,900   $  3,804,951   $ 35,348,274    $   (554,403)   $  3,876,173    $ 51,378,895
                                         ============   ============   ============    ============    ============    ============




 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                                Nine Months Ended
                                                                        --------------------------------
                                                                         September 30,     September 30,
                                                                             2003               2002
                                                                        -------------      -------------
 Cash Flows from Operating Activities
  Net income                                                            $   5,715,578      $   5,193,826
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation                                                              767,878            763,796
    Provision for loan losses                                                 682,500            907,500
    Deferred income tax (benefit) expense                                    (238,050)          (400,470)
    Loans originated for sale                                             (30,712,570)       (11,502,070)
    Proceeds from loans sold                                               30,910,070         10,681,375
    Securities (gains) losses                                                (106,410)           (73,728)
    (Gain) loss on disposal of other assets                                    (2,747)             8,275
    Amortization of securities premiums (accretion of discounts) net        1,110,682            216,818
    Amortization of goodwill and purchase accounting adjustments, net         128,160            131,244
    (Increase) decrease in accrued interest receivable                        461,141           (336,041)
    (Increase) decrease in other assets                                      (545,021)          (260,541)
    Increase (decrease) in other liabilities                                  310,704           (294,561)
                                                                        -------------      -------------
           Net cash provided by operating activities                        8,481,915          5,035,423
                                                                        -------------      -------------
Cash Flows from Investing Activities
  Net (increase) decrease in interest bearing deposits
     with other banks                                                      (1,496,049)           (53,573)
  Proceeds from maturities and calls of securities available for sale      23,361,500         10,711,500
  Proceeds from maturities and calls of securities held to maturity                 -            150,000
  Proceeds from sales of securities available for sale                      6,485,830         18,983,528
  Principal payments received on securities available for sale             77,349,314         30,597,959
  Purchases of securities available for sale                             (121,902,748)       (67,869,813)
  Net (increase) decrease in Federal funds sold                             3,291,135            463,201
  Net loans made to customers                                             (61,006,768)       (63,922,228)
  Purchases of premises and equipment                                      (4,694,493)          (991,996)
  Proceeds from sales of other assets                                       2,021,251             68,900
  Purchases of life insurance contracts                                             -         (2,250,000)
                                                                        -------------      -------------
        Net cash provided by (used in) investing activities               (76,591,028)       (74,112,522)
                                                                        -------------      -------------
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposit, NOW and
      savings accounts                                                      3,283,990         38,193,878
  Net increase (decrease) in time deposits                                 13,085,239         29,609,219
  Net increase (decrease) in short-term borrowings                         20,857,942        (11,867,488)
  Proceeds from long-term borrowings                                       40,000,000         14,590,000
  Repayment of long-term borrowings                                        (8,520,523)          (585,912)
  Exercise of stock options                                                    11,765                  -
  Dividends paid                                                             (700,863)          (649,095)
  Purchase of treasury stock                                                   (7,948)           (21,924)
                                                                        -------------      -------------
               Net cash provided by financing activities                   68,009,602         69,268,678
                                                                        -------------      -------------
Increase (decrease) in cash and due from banks                                (99,511)           191,579
Cash and due from banks:
        Beginning                                                          11,470,311         11,776,231
                                                                        -------------      -------------
        Ending                                                          $  11,370,800      $  11,967,810
                                                                        =============      =============

                               (Continued)

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)


                                                                               Nine Months Ended
                                                                        -------------------------------
                                                                        September 30,     September 30,
                                                                            2003              2002
                                                                        -----------       ------------

 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest                                                        $13,250,968        $14,186,188
                                                                        ===========        ===========
        Income taxes                                                    $ 2,420,000        $ 2,317,000
                                                                        ===========        ===========

Supplemental Schedule of Noncash Investing and Financing Activities
    Other assets acquired in settlement of loans                        $   787,871        $    59,850
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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2002 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2002 and September 30, 2002, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                     --------------------------------      -------------------------------
                                            2003            2002                2003             2002
                                        ----------       ----------          ----------       ----------
 Numerator:
    Net Income                          $1,843,157       $1,923,066          $5,715,578       $5,193,826
                                        ==========       ==========          ==========       ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding        3,504,820        3,508,566           3,504,373        3,508,602

    Effect of dilutive securities:
        Stock options                       49,880           27,654              45,615           26,856
                                        ----------       ----------          ----------       ----------

    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions              3,554,700        3,536,220           3,549,988        3,535,458
                                        ==========       ==========          ==========       ==========

Basic earnings per share                $     0.53       $     0.55          $     1.63       $     1.48
                                        ==========       ==========          ==========       ==========

Diluted earnings per share              $     0.52       $     0.54          $     1.61       $     1.47
                                        ==========       ==========          ==========       ==========

Note 3.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2003 and December 31, 2002, and September 30, 2002 are summarized as follows:


                                                           September 30, 2003
                                     ---------------------------------------------------------
                                       Amortized             Unrealized            Estimated
                                                    ---------------------------
                                         Cost           Gains          Losses      Fair Value
                                     ------------   ------------   ------------   ------------
Available for Sale
 Taxable:
   U. S. Government agencies
      and corporations               $ 29,190,922   $    674,663   $     25,599   $ 29,839,986
  Mortgage-backed securities          113,335,764        924,851        854,787    113,405,828
  State and political subdivisions      4,602,024         32,371              -      4,634,395
  Corporate debt securities            20,796,792      1,063,383              -     21,860,175
  Federal Reserve Bank stock              436,000              -              -        436,000
  Federal Home Loan Bank stock         10,257,400              -              -     10,257,400
  Other equity securities                 175,535              -              -        175,535
                                     ------------   ------------   ------------   ------------
        Total taxable                 178,794,437      2,695,268        880,386    180,609,319
                                     ------------   ------------   ------------   ------------
Tax-exempt:
  State and political subdivisions     34,805,206      1,238,243         51,308     35,992,141
  Federal Reserve Bank stock                8,400              -              -          8,400
  Other equity securities               7,528,703              -        532,019      6,996,684
                                     ------------   ------------   ------------   ------------
      Total tax-exempt                 42,342,309      1,238,243        583,327     42,997,225
                                     ------------   ------------   ------------   ------------
            Total                    $221,136,746   $  3,933,511   $  1,463,713   $223,606,544
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
                                     ============   ============   ============   ============


The maturites, amortized cost and estimated fair values of securities at September 30, 2003, are summarized as follows:

                                      Amortized        Estimated
                                        Cost          Fair Value
                                    ------------     ------------

Due in one year or less             $ 65,747,863     $ 66,222,749
Due from one to five years            86,013,998       87,200,108
Due from five to ten years            26,648,097       27,321,940
Due after ten years                   24,320,750       24,987,728
Equity securities                     18,406,038       17,874,019
                                    ------------     ------------
                                    $221,136,746     $223,606,544
                                    ============     ============



Note 4.  Loans

Loans are summarized as follows:

                                                September 30,      December 31,     September 30,
                                                    2003              2002              2002
                                                ------------      ------------      ------------
Commerical                                      $ 43,887,181      $ 34,745,430      $ 32,308,945
Commercial real estate                           201,011,465       171,822,280       165,271,845
Real estate - construction                         4,042,282         4,493,569         3,885,468
Real estate - mortgage                           183,141,730       161,005,744       160,619,722
Consumer                                          40,846,458        40,655,422        39,774,206
Other                                              6,330,576         6,389,812         8,715,381
                                                ------------      ------------      ------------
           Total loans                           479,259,692       419,112,257       410,575,567
Less unearned income                                 995,948           814,044           809,726
                                                ------------      ------------      ------------
           Total loans net of unearned income    478,263,744       418,298,213       409,765,841
Less allowance for loan losses                     4,484,263         4,053,131         3,918,882
                                                ------------      ------------      ------------
           Loans, net                           $473,779,481      $414,245,082      $405,846,959
                                                ============      ============      ============



Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2003 and 2002, and for the year ended December 31, 2002 is as follows:

                                      Nine Months Ended           Year Ended
                                        September 30,            December 31,
                                  --------------------------
                                      2003           2002            2002
                                  ----------      ----------      ----------
Balance, beginning of period      $4,053,131      $3,110,248      $3,110,248
Losses:
    Commercial                         1,308          35,109         105,650
    Commercial real estate            96,640               -          31,500
    Real estate - mortgage            59,952          18,618          30,400
    Consumer                         150,378          88,982         173,430
    Other                             42,333          48,153          74,899
                                  ----------      ----------      ----------
                  Total              350,611         190,862         415,879
                                  ----------      ----------      ----------
Recoveries:
    Commercial                         1,583           4,339          39,251
    Commercial real estate                 -               -               -
    Real estate - mortgage               300          15,289          16,489
    Consumer                          65,638          57,986          70,568
    Other                             31,722          14,382          17,454
                                  ----------      ----------      ----------
                  Total               99,243          91,996         143,762
                                  ----------      ----------      ----------
Net losses                           251,368          98,866         272,117
Provision for loan losses            682,500         907,500       1,215,000
                                  ----------      ----------      ----------
Balance, end of period            $4,484,263      $3,918,882      $4,053,131
                                  ==========      ==========      ==========


Note 6.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2003 and 2002 and December 31, 2002:


                                   September 30,  December 31,   September 30,
                                       2003           2002           2002
                                   ------------   ------------   ------------
Interest bearing demand deposits   $101,739,751   $ 99,752,155   $103,773,031
Savings deposits                     47,306,731     46,732,252     46,274,276
Certificates of deposit             252,405,795    241,439,194    237,939,820
Individual retirement accounts       26,467,797     24,411,376     23,819,723
                                   ------------   ------------   ------------
                      Total        $427,920,074   $412,334,977   $411,806,850
                                   ============   ============   ============



The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2003:

                                     Amount       Percent
                                  -----------     -------
Three months or less              $15,001,461      18.5%
Three through six months           12,356,396      15.2%
Six through twelve months          22,942,343      28.2%
Over twelve months                 30,993,405      38.1%
                                  -----------     ------
                      Total       $81,293,605     100.0%
                                  ===========     ======


A summary of the scheduled maturities for all time deposits as of September 30, 2003 is as follows:

Three month period ending December 31, 2003   $ 43,013,868
Year Ending December 31, 2004                  168,190,997
Year Ending December 31, 2005                   32,513,810
Year Ending December 31, 2006                    7,804,983
Year Ending December 31, 2007                   15,223,986
Thereafter                                      12,125,948
                                              ------------
                                              $278,873,592
                                              ============

Note 7.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:


                                                            Nine Months Ended September 30, 2003
                                                       ---------------------------------------------
                                                       Federal Funds                       Federal
                                                        Purchased                           Home
                                                           and                            Loan Bank
                                                        Lines of        Repurchase        Short-term
                                                         Credit         Agreements        Advances
                                                       ----------      -----------      ------------
 Balance at September 30                               $  500,000      $ 8,799,845      $ 31,749,200
 Average balance outstanding for the period               968,949        8,365,447        17,019,751
 Maximum balance outstanding at
     any month end during quarter                       6,851,000        9,002,590        31,749,200
 Weighted average interest rate for the period              3.50%            1.62%             1.28%
 Weighted average interest rate for balances
     outstanding at September 30                            2.61%            1.55%             1.33%


                                                               Year Ended December 31, 2002
                                                       ---------------------------------------------
                                                       Federal Funds                       Federal
                                                        Purchased                           Home
                                                           and                            Loan Bank
                                                        Lines of        Repurchase        Short-term
                                                         Credit         Agreements        Advances
                                                       ----------      -----------      ------------

Balance at December 31                                 $        -      $ 8,596,103      $ 11,595,000
 Average balance outstanding for the year                 934,768        8,960,391         6,057,233
 Maximum balance outstanding at
     any month end                                      2,370,000       10,778,052        11,595,000
 Weighted average interest rate for the year                4.19%            1.71%             2.21%
 Weighted average interest rate for balances
     outstanding at December 31                                -             1.57%             1.48%



                                                             Nine Months Ended September 30, 2002
                                                       ---------------------------------------------
                                                       Federal Funds                       Federal
                                                        Purchased                           Home
                                                           and                            Loan Bank
                                                        Lines of        Repurchase        Short-term
                                                         Credit         Agreements        Advances
                                                       ----------      -----------      ------------

Balance at September 30                                $  650,000      $ 8,515,301       $ 3,000,000
 Average balance outstanding for the period             1,050,176        9,315,707         5,040,910
 Maximum balance outstanding at
     any month end during quarter                       2,370,000       10,778,052         9,344,800
 Weighted average interest rate for the period              4.20%            1.72%             2.45%
 Weighted average interest rate for balances
     outstanding at September 30                            4.25%            1.86%             2.44%




Long-term borrowings: Our long-term borrowings of $165,526,033, $133,787,020 and $137,596,604 at September 30, 2003, December 31, 2002, and September 30, 2002
respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2003 was 4.63% compared to 5.19% for the first nine months of 2002.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:

     Year Ending
     December 31,                Amount
     ------------            -------------
         2003                $   3,613,953
         2004                   20,428,435
         2005                   17,101,592
         2006                   11,690,863
         2007                    5,519,208
      Thereafter               107,171,982
                             -------------
                             $ 165,526,033
                             =============



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

The following pro forma disclosures present for the quarters ended and nine months ended September 30, 2003 and 2002, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

                                     Quarter Ended September 30,      Nine Months Ended September 30,
                                     ---------------------------      -------------------------------
                                         2003            2002               2003            2002
                                       --------       ---------           --------       ---------
(in thousands, except per share data)
Net income:
    As reported                        $  1,843        $  1,923           $  5,716       $   5,194

Deduct total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects                      (9)             (3)               (27)            (15)
                                       --------        --------           --------       ---------
Pro forma                              $  1,834        $  1,920           $  5,689       $   5,179
                                       ========        ========           ========       =========

Basic earnings per share:
    As reported                        $   0.53        $   0.55           $   1.63       $    1.48
                                       ========        ========           ========       =========
    Pro forma                          $   0.52        $   0.55           $   1.62       $    1.48
                                       ========        ========           ========       =========

Diluted earnings per share:
    As reported                        $   0.52        $   0.54           $   1.61       $    1.47
                                       ========        ========           ========       =========
    Pro forma                          $   0.52        $   0.54           $   1.60       $    1.46
                                       ========        ========           ========       =========


For purposes of computing the above pro form  a amounts, we estimated the   fair
value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first nine months of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of September 30, 2003, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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


 (Dollars in thousands)
                                                                                              To be Well Capitalized
                                                                      Minimum Required        under Prompt Corrective
                                                  Actual             Regulatory Capital          Action Provisions
                                          --------------------      ---------------------      --------------------
                                           Amount        Ratio        Amount        Ratio       Amount        Ratio
                                          --------       -----       --------       -----      --------       -----
 As of September 30, 2003
 Total Capital (to risk weighted assets)
     Summit                               $ 58,303       11.3%       $ 41,234       8.0%       $ 51,542       10.0%
     Summit Community                       28,275       11.2%         20,115       8.0%         25,144       10.0%
     Capital State                          12,277       10.6%          9,253       8.0%         11,567       10.0%
     Shenandoah                             16,024       11.1%         11,524       8.0%         14,404       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 53,818       10.4%         20,617       4.0%         30,925        6.0%
     Summit Community                       25,914       10.3%         10,058       4.0%         15,086        6.0%
     Capital State                          11,341        9.8%          4,627       4.0%          6,940        6.0%
     Shenandoah                             14,836       10.3%          5,762       4.0%          8,643        6.0%
 Tier I Capital (to average assets)
     Summit                                 53,818        7.4%         21,679       3.0%         36,131        5.0%
     Summit Community                       25,914        7.2%         10,778       3.0%         17,964        5.0%
     Capital State                          11,341        7.0%          4,874       3.0%          8,124        5.0%
     Shenandoah                             14,836        7.5%          5,967       3.0%          9,945        5.0%

 As of December 31, 2002
 Total Capital (to risk weighted assets)
     Summit                               $ 53,114       11.7%       $ 36,310       8.0%       $ 45,388       10.0%
     Summit Community                       25,916       11.1%         18,661       8.0%         23,327       10.0%
     Capital State                          11,041       10.7%          8,247       8.0%         10,309       10.0%
     Shenandoah                             12,816       11.0%          9,304       8.0%         11,630       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 49,043       10.8%         18,155       4.0%         27,233        6.0%
     Summit Community                       23,708       10.2%          9,334       4.0%         14,001        6.0%
     Capital State                          10,146        9.8%          4,124       4.0%          6,187        6.0%
     Shenandoah                             11,848       10.2%          4,651       4.0%          6,976        6.0%
 Tier I Capital (to average assets)
     Summit                                 49,043        7.4%         20,012       3.0%         33,353        5.0%
     Summit Community                       23,708        7.0%         10,161       3.0%         16,934        5.0%
     Capital State                          10,146        6.8%          4,457       3.0%          7,428        5.0%
     Shenandoah                             11,848        6.7%          5,289       3.0%          8,815        5.0%

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

With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we completed the required annual impairment test for 2003 and determined that no impairment write-offs were necessary. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

RESULTS OF OPERATIONS
Earnings Summary

Net income for the quarter ended September 30, 2003 declined 4.2% to $1,843,000, or $0.52 per diluted share as compared to $1,923,000, or $0.54 per diluted share for the quarter ended September 30, 2002. Returns on average equity and assets for the first nine months of 2003 were 14.06% and 1.08%, respectively, compared with 14.94% and 1.13% for the same period of 2002.

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

Our net interest income on a fully tax-equivalent basis totaled $18,145,000 for the nine months period ended September 30, 2003 compared to $16,831,000 for the same period of 2002, representing an increase of $1,314,000 or 7.8%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 85 basis points decline in the yield on interest earning assets during the same period. Average interest earning assets grew 15.5% from $581,042,000 during the first nine months of 2002 to $670,907,000 for the first nine months of 2003. Average interest bearing liabilities grew 14.8% from $526,040,000 at September 30, 2002 to $604,149,000 at September 30, 2003,
at an average yield for the first nine months of 2003 of 2.9% compared to 3.6% for the same period of 2002.

Our net yield on interest earning assets decreased to 3.6% for the nine month period ended September 30, 2003, compared to 3.9% for the same period in 2002, as the yields on taxable securities and loans declined 140 and 80 basis points, respectively, during the same period. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio's overall yield.

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


 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                                                 For the Nine Months Ended
                                             ---------------------------------------------------------------
                                                   September 30, 2003               September 30, 2002
                                             -------------------------------   -----------------------------
                                             Average     Earnings/    Yield/   Average     Earnings/  Yield/
                                             Balance      Expense      Rate    Balance      Expense    Rate
                                            ---------    ---------    -----   ---------    --------   -----
 Interest earning assets
     Loans, net of unearned income
         Taxable                            $ 443,628    $ 22,827      6.9%   $ 366,361    $ 21,075    7.7%
         Tax-exempt (1)                         5,931         367      8.3%       6,166         392    8.5%
     Securities
         Taxable                              174,554       5,945      4.5%     168,983       7,507    5.9%
         Tax-exempt (1)                        40,934       2,151      7.0%      33,846       1,892    7.5%
     Federal funds sold and interest
         bearing deposits with other banks      5,860         133      3.0%       5,686         113    2.6%
                                            ---------    --------      ---    ---------    --------    ---
     Total interest earning assets            670,907      31,423      6.2%     581,042      30,979    7.1%
                                                         --------      ---                 --------    ---
 Noninterest earning assets
     Cash & due from banks                      8,645                             8,518
     Premises and equipment                    13,091                            13,090
     Other assets                              20,321                            15,836
     Allowance for loan losses                 (4,240)                           (3,520)
                                            ---------                         ---------
             Total assets                   $ 708,724                         $ 614,966
                                            =========                         =========

 Interest bearing liabilities
     Interest bearing demand deposits        $ 97,891       $ 590      0.8%    $ 89,861     $ 1,007    1.5%
     Savings deposits                          46,821         202      0.6%      45,899         447    1.3%
     Time deposits                            278,648       6,816      3.3%     241,536       7,256    4.0%
     Short-term borrowings                     26,407         286      1.4%      15,428         246    2.1%
     Long-term borrowings
        and capital trust securities          154,382       5,384      4.6%     133,316       5,192    5.2%
                                            ---------    --------      ---    ---------    --------    ---
  Total interest bearing liabilities          604,149      13,278      2.9%     526,040      14,148    3.6%
                                                         --------      ---                 --------    ---
 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                           45,394                            38,193
     Other liabilities                          4,965                             4,373
     Shareholders' equity                      54,216                            46,360
                                            ---------                         ---------
         Total liabilities and
           shareholders' equity             $ 708,724                         $ 614,966
                                            =========                         =========
 Net interest earnings                                  $ 18,145                          $ 16,831
                                                        ========                          ========
 Net yield on interest earning assets                                  3.6%                            3.9%
                                                                       ===                             ===

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $833,000 and $756,000 for the periods ended September 30, 2003 and 2002, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)


                                          For the Nine Months Ended
                                  September 30, 2003 versus September 30, 2002
                                  --------------------------------------------
                                              Increase (Decrease)
                                               Due to Change in:
                                      -----------------------------------
                                       Volume         Rate           Net
                                      -------       -------       -------
Interest earned on:
Loans
  Taxable                             $ 4,132       $(2,380)      $ 1,752
  Tax-exempt                              (15)          (10)          (25)
Securities
  Taxable                                 240        (1,802)       (1,562)
  Tax-exempt                              378          (119)          259
Federal funds sold and interest
  bearing deposits with other banks         3            17            20
                                      -------       -------       -------
Total interest earned on
  interest earning assets               4,738        (4,294)          444
                                      -------       -------       -------

Interest paid on:
Interest bearing demand
  deposits                                 83          (500)         (417)
Savings deposits                            9          (254)         (245)
Time deposits                           1,021        (1,461)         (440)
Short-term borrowings                     136           (96)           40
Long-term borrowings and capital
   trust securities                       768          (576)          192
                                      -------       -------       -------
  Total interest paid on
    interest bearing liabilities        2,017        (2,887)         (870)
                                      -------       -------       -------

       Net interest income            $ 2,721       $(1,407)      $ 1,314
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

We recorded a $683,000 provision for loan losses for the first nine months of 2003, compared to $908,000 for the same period in 2002. Net loan charge offs for the first nine months of 2003 were $251,000, as compared to $99,000 over the same period of 2002. At September 30, 2003, the allowance for loan losses totaled $4,484,000 or 0.94% of loans, net of unearned income, compared to $4,053,000 or 0.97% of loans, net of unearned income at December 31, 2002.

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)
                                               September 30,     December 31,
                                            ------------------
                                             2003        2002        2002
                                            ------      ------      ------
 Accruing loans past due 90 days or more    $  259      $  241      $  574
 Nonperforming assets:
     Nonaccrual loans                          345         734         917
     Nonaccrual securities                     399           -         421
     Foreclosed properties                     560          81          81
     Repossessed assets                         11           4          14
                                            ------      ------      ------

                  Total                     $1,574      $1,060      $2,007
                                            ======      ======      ======
 Total nonperforming loans as a
    percentage of total loans                  0.2%        0.3%        0.4%
                                               ===         ===         ===
 Total nonperforming assets as a
    percentage of total assets                 0.2%        0.2%        0.3%
                                               ===         ===         ===


Noninterest Expense

Total noninterest expense increased approximately $1,196,000, or 12.8% to $10,576,000 during the first nine months of 2003 as compared to the same period in 2002. Substantially all of this increase resulted primarily from an increase in salaries and employee benefits as we awarded general merit raises and also, the addition of new staff positions required as a result of our growth.

FINANCIAL CONDITION

Our total assets were $742,173,000 at September 30, 2003, compared to $671,784,000 at December 31, 2002, representing a 10.5% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2002 and September 30, 2003.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                 Balance                             Balance
                               December 31,   Increase (Decrease)  September 30,
                                            ----------------------
                                  2002       Amount     Percentage     2003
                               ---------    --------    ----------  ---------
Assets
 Federal funds sold            $   3,390    $ (3,291)    -97.1%         $ 99
 Securities available for sale   212,598      11,009       5.2%      223,607
 Loans, net of unearned income   415,152      59,337      14.3%      474,489

Liabilities
 Interest bearing deposits     $ 412,335    $ 15,585       3.8%    $ 427,920
 Short-term borrowings            20,191      20,858     103.3%       41,049
 Long-term borrowings            133,787      31,739      23.7%      165,526



Loan growth during the first nine months of 2003, occurring principally in the commercial and real estate portfolios, was funded primarily by both long-term and short-term borrowings from the FHLB.

Refer to Notes 3, 4, 6 and 7 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2003 and December 31, 2002.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $91 million, or 12% of total assets at September 30, 2003 versus $116 million, or 17% of total assets at December 31, 2002.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders' equity at September 30, 2003 totaled $55,502,000 compared to $52,080,000 at December 31, 2002, representing an increase of 6.6%.

Refer to Note 10 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries' capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at September 30, 2003.

                            Long           Capital
                            Term            Trust
                            Debt          Securities
--------------------------------------------------------
2003                       $ 3,613,953      $         -
2004                        20,428,435                -
2005                        17,101,592                -
2006                        11,690,863                -
2007                         5,519,208                -
Thereafter                 107,171,982        3,500,000
--------------------------------------------------------
        Total            $ 165,526,033      $ 3,500,000
========================================================


OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at September 30, 2003 are presented in the following table.

                             September 30,
--------------------------------------------
                                  2003
--------------------------------------------
Commitments to extend credit:
    Revolving home equity and
        credit card lines      $ 18,540,518
    Construction loans           29,904,727
    Other loans                  27,283,875
Standby letters of credit         2,652,282
--------------------------------------------
           Total               $ 78,381,402
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

As of September 30, 2003, our earnings simulation model projects net interest income would increase by approximately 0.4% if rates fall evenly by 200 basis points over the next year, as compared to projected stable rate net interest income. The model projects that if rates rise evenly by 200 basis points over the next year, our net interest income would decline by 2.2%, as compared to projected stable rate net interest income. These projected changes are well within our ALCO policy limit of +/- 10%.

NEW MORTGAGE ORIGINATION BUSINESS UNIT

In third quarter 2003, we organized and established Summit Financial, LLC ("SFLLC") as a wholly owned subsidiary of Shenandoah Valley National Bank. SFLLC, headquartered in Herndon, Virginia, will originate for resale: 1) primarily residential second mortgage debt consolidation loans to customers throughout the United States marketed utilizing direct mail; and 2) traditional residential first mortgage loans to borrowers in northern Virginia. SFLLC incurred a net loss of $135,000 (net of income tax benefit of $70,000) during third quarter 2003, which is included in our consolidated earnings for the same period.

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of September 30, 2003, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2003 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 6.  Reports on Form 8-K

On July 29, 2003, we filed our news release dated July 29, 2003 announcing our financial results for the three months and six months ended June 30, 2003.

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



Date:  November 12, 2003
       -----------------