Form 10-K
period 2003-12-31
SUMMIT FINANCIAL GROUP INC
filed 2004-03-29
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 0-16587

                          Summit Financial Group, Inc.
             (Exact name of registrant as specified in its charter)

                  West Virginia                     55-0672148
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

                 300 N. Main Street
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003, was approximately $74,749,116. The number of shares of the Registrant's Common Stock outstanding on March 8, 2004, was 3,510,120. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

                       Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
                                                Part of Form 10-K into which
            Document                              document is incorporated
   Portions of the Registrant's               Part II - Items 5, 6, 7, 7A, and 8
   2003 Annual Report to Shareholders

   Portions of the Registrant's Proxy         Part III - Items 10, 11, 12,
   Statement for the Annual Meeting of                   13, and 14
   Shareholders to be held May 13, 2004

                           SUMMIT FINANCIAL GROUP, INC

                                 Form 10-K Index

                                                                            Page
PART I.

Item 1.  Business............................................................3-9

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings.................................................10-11

Item 4.  Submission of Matters to a Vote of Shareholders......................11

PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters..........................................12

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations and Related Statistical Disclosures............12

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........12

Item 8.  Financial Statements and Supplementary Data..........................12

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................12

Item 9A. Controls and Procedures..............................................12


PART III.

Item 10. Directors and Executive Officers of the Registrant...................13

Item 11. Executive Compensation...............................................13

Item 12. Security Ownership of Certain Beneficial
         Owners and Management................................................13

Item 13. Certain Relationships and Related Transactions.......................13

Item 14. Principal Accounting Fees and Services...............................13


PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...14-15


SIGNATURES................................................................ 16-17

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

PART I.

Item 1.  Business

General

Summit Financial Group, Inc. ("Company" or "Summit") is a $791 million financial holding company headquartered in Moorefield, West Virginia. We operate two business segments, community banking and mortgage banking. Our community banking segment provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia. We provide these services through our three community bank subsidiaries: Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"), and Shenandoah Valley National Bank ("Shenandoah") (collectively, the "Bank Subsidiaries"). Summit Financial, LLC ("SFLLC"), our mortgage banking segment, originates loans to customers throughout the United States from its headquarters in Herndon, Virginia.

The Company was incorporated under the laws of the State of West Virginia in 1987, and became the parent bank holding company of South Branch Valley National Bank ("South Branch"), a nationally chartered banking association headquartered in Moorefield, West Virginia on December 31,1987. In early 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State, a West Virginia chartered bank headquartered in Charleston, West Virginia, for $5.2 million. On March 31, 1998, Summit acquired the remaining 60% of its outstanding common shares in an exchange of Summit common stock valued at $7.9 million. Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia. The transaction included the Branches' facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. On May 17, 1999, Shenandoah, a newly organized, nationally chartered bank subsidiary of Summit, opened for business in Winchester, Virginia. Shenandoah was initially capitalized with $4 million. On December 30, 1999, Summit merged with Potomac Valley Bank, a $94 million West Virginia chartered bank headquartered in Petersburg, West Virginia, through an exchange of common stock. On January 18, 2002, South Branch and Potomac merged to form Summit Community, a West Virginia banking association. In third quarter 2003, Summit organized and established SFLLC as a wholly owned subsidiary of Shenandoah.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services. The deposits of the Bank Subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Mortgage Banking

Our mortgage banking segment originates for resale: 1) primarily residential second mortgage debt consolidation loans to customers throughout the United States marketed utilizing direct mail to customers with reasonably good credit histories who desire to reduce their credit card and other consumer debts by obtaining second mortgage debt-consolidation loans; and 2) traditional residential first mortgage loans to borrowers in northern Virginia.

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

Our regulatory capital ratios and each of the Bank Subsidiaries' capital ratios as of year end 2003 are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2003. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Employees

At February 29, 2004, we employed 222 full-time equivalent employees.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own. Additionally, the Bank Subsidiaries' headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2003, our Bank Subsidiaries operated 13 banking offices and SFLLC operated 1 mortgage origination office as follows:

                                                Number of Offices
                                         --------------------------------
Subsidiary / Office Location               Owned     Leased     Total
-------------------------------------------------------------------------
Summit Community Bank
      Moorefield, West Virginia               1         -         1
      Mathias, West Virginia                  1         -         1
      Franklin, West Virginia                 1         -         1
      Petersburg, West Virginia               1         1         2
Capital State Bank, Inc.
      Charleston, West Virginia               2         -         2
      Rainelle, West Virginia                 1         -         1
      Rupert, West Virginia                   1         -         1
Shenandoah Valley National Bank
      Winchester, Virginia                    1         1         2
      Leesburg, Virginia                      -         1         1
      Harrisonburg, Virginia                  -         1         1
Summit Financial, LLC
      Herndon, Virginia                       -         1         1

We believe that the premises occupied by us and the Bank Subsidiaries generally are well-located and suitably equipped to serve as financial services facilities. In 2003, we sold our primary branch facility in Petersburg, West Virginia. A new Petersburg facility is under construction and is expected to be completed during second quarter 2004. The total cost is expected to approximate $1.5 million. We also sold our corporate headquarters in Moorefield, West Virginia and have constructed new corporate headquarters in Moorefield. See Notes 7 and 8 of the accompanying consolidated financial statements for additional disclosures related to our properties and other fixed assets.

Item 3.  Legal Proceedings

We are involved in various pending legal proceedings, all of which are regarded by us as normal litigation incident to the business of banking and are not expected to have a materially adverse effect on our business or financial condition.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation. The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets. The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian Mortgage and their current employment with Summit Financial, LLC.

The plaintiff seeks damages in the amount proven at trial on each claim and punitive damages in the amount of $350,000 on each claim. Plaintiff also seeks permanent and temporary injunctive relief prohibiting the alleged use of trade secrets by Summit Financial and the alleged solicitation of Corinthian's employees.

On January 22, 2004, we successfully defeated the Petition for Temporary Injunction brought against us by Corinthian Mortgage Corporation. The Circuit Court of Fairfax County, Virginia denied Corinthian's petition.

We, after consultation with legal counsel, believe that Corinthian's claims made in its recent lawsuit arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets are without foundation and that meritorious defenses exist as to all the claims. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. We believe that the lawsuit is without merit and will have no material adverse effect on us. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2003 to a vote of Company shareholders.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Information required by this item is set forth under the captions "COMMON STOCK LISTING" and "COMMON STOCK DIVIDEND AND MARKET PRICE INFORMATION" on inside back cover of our 2003 Annual Report, and is incorporated herein by reference.


Item 6.  Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" in the Financial Information section of our 2003 Annual Report, and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

Information required by this item is set forth under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" in the Financial Information section of our 2003 Annual Report, and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" in the Financial Information section of our 2003 Annual Report, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is set forth under the headings "QUARTERLY FINANCIAL INFORMATION", "REPORT OF INDEPENDENT AUDITORS", "CONSOLIDATED FINANCIAL STATEMENTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in the Financial Information section of our 2003 Annual Report, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 9A.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2003, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2003 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.  Directors and Executive Officers

Information required by this item is set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2007", "DIRECTORS WHOSE TERMS EXPIRE IN 2006", and "DIRECTORS WHOSE TERMS EXPIRE IN 2005", "EXECUTIVE OFFICERS" and under the caption "Audit and Compliance Committee" in our 2004 Proxy Statement, and is incorporated herein by reference.

The Company's Code of Ethics with regard to it's chief executive officer, chief financial officer, and chief accounting officer is attached as Exhibit 14 to this annual report.


Item 11.  Executive Compensation

Information required by this item is set forth under the headings "EXECUTIVE COMPENSATION", "EXECUTIVE COMPENSATION COMMITTEE REPORT", "STOCK OPTION GRANTS IN 2003", "STOCK OPTION EXERCISES AND YEAR END VALUE TABLE", and "SHAREHOLDER RETURN PERFORMANCE GRAPH",and under the captions "Employment Agreements and Change of Control Agreement", "Summit Financial Group, Inc. Plans", "Fees and Benefit Plans for Directors" and "Compensation Committee Interlocks and Insider Participation" in our 2004 Proxy Statement, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information on our stock option plan as of December 31, 2003.

                                    Number of securities          Weighted-average          Number of securities
                                     to be issued upon            exercise price of         remaining available
                                    exercise of outstanding       outstanding options,      for future issuance
                                    options, warrants and         warrants and rights          under equity
 Plan Category                          rights (#)                      ($)                 compensation plans (#)
-------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved
 by stockholders                          103,600                     $ 18.28                     371,000
 Equity compensation plans not approved
 by stockholders                                -                           -                           -
-------------------------------------------------------------------------------------------------------------------
                 Total                    103,600                     $ 18.28                     371,000
-------------------------------------------------------------------------------------------------------------------

The remaining information required by this item is set forth under the caption "Security Ownership of Directors and Officers" and under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2007", "DIRECTORS WHOSE TERMS EXPIRE IN 2006" and "DIRECTORS WHOSE TERMS EXPIRE IN 2005", "PRINCIPAL SHAREHOLDER", and "EXECUTIVE OFFICERS" in our 2004 Proxy Statement, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Related Transactions" in our 2004 Proxy Statement, and is incorporated herein by reference.


Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption "Fees to Arnett & Foster, PLLC" in our 2004 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the Registrant, have been presented in the financial statements and notes thereto in Item 8 in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A.       Exhibits
                       INDEX TO EXHIBITS
                                                                    Page(s) in
                                                                    Form 10-K or
 Exhibit                                                            Prior Filing
 Number                      Description                            Reference
  (3)    Articles of Incorporation and By-laws:
        (i)  Articles of Incorporation of Summit                    (a)
             Financial Group, Inc. as last amended
             on October 15, 2002
        (ii) By-laws of Summit Financial Group, Inc.                (b)
             as last amended,
             effective December 31, 1999

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

 (11)    Statement Re:  Computation of Earnings per Share

 (13) Portions of 2003 Annual Report to Shareholders incorporated by reference into this Form 10-K

 (14)    Code of Ethics

 (21)    Subsidiaries of Registrant

 (23)    Consent of Arnett & Foster, P.L.L.C.

 (31.1)  Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

 (31.2)  Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

 (32.1)  Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

 (32.2)  Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

-----------------------------------

     (a) Incorporated by reference to Exhibit 3(i) of Summit Financial Group Inc.'s filing on Form 10-K dated December 31, 2002.

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

     (d) Incorporated by reference to Exhibit 10(ii) to South Branch Valley Bancorp, Inc.'s filing on Form 10-KSB dated December 31, 1998.

     (e) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1999.

     (f) Incorporated by reference to Exhibit 10(b) of South Branch Valley Bancorp, Inc.'s filing on S-4 dated October 13, 1999.

     (g) Incorporated by reference to Exhibit 10 to South Branch Valley Bancorp, Inc.'s filing on Form 10-QSB dated June 30, 1998.

B. Reports on Form 8-K

   The following 8-K's were filed during the fourth quarter of the year ended December 31, 2003:

          On October 22, 2003, we announced our third quarter and nine months ended September 30, 2003 earnings.

          On December 26, 2003, we announced Corinthian Mortgage Corporation's lawsuit and petition for temporary injunction against Summit Financial, LLC, and Shenandoah Valley National Bank, subsidiaries of Summit Financial Group, Inc..

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

                                                SUMMIT FINANCIAL GROUP, INC.
                                                a West Virginia Corporation
                                                (registrant)


By: /s/ H. Charles Maddy, III   3/26/2004    By: /s/ Julie R. Cook     3/26/2004
    -------------------------------------        -------------------------------
    H. Charles Maddy, III          Date          Julie R. Cook          Date
    President &                                  Vice President,
    Chief Executive Officer                      Director of Accounting


By: /s/ Robert S. Tissue        3/26/2004
    -------------------------------------
       Robert S. Tissue           Date
       Senior Vice President &
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         Title                       Date
                                        --------                  ---------


/s/ Oscar M. Bean                       Director                   3/26/04
------------------------------                                    ---------
Oscar M. Bean

                                        Director
------------------------------                                    ---------
Frank A. Baer, III

/s/ Dewey F. Bensenhaver, M.D.          Director                   3/26/04
------------------------------                                    ---------
Dewey F. Bensenhaver, M.D.


                                        Director
------------------------------                                    ---------
James M. Cookman


                                        Director
------------------------------                                    ---------
John W. Crites


/s/ Patrick N. Frye                     Director                   3/26/04
------------------------------                                    ---------
Patrick N. Frye


/s/ James Paul Geary                    Director                   3/26/04
------------------------------                                    ---------
James Paul Geary


/s/ Thomas J. Hawse, III                Director                   3/26/04
------------------------------                                    ---------
Thomas J. Hawse, III

                                         Title                       Date
                                        --------                  ---------


/s/ Phoebe Fisher Heishman              Director                   3/26/04
------------------------------                                    ---------
Phoebe Fisher Heishman


                                        Director
------------------------------                                    ---------
Gary L. Hinkle


                                        Director
------------------------------                                    ---------
Gerald W. Huffman


/s/ H. Charles Maddy, III               Director                   3/26/04
------------------------------                                    ---------
H. Charles Maddy, III


/s/ Duke A. McDaniel                    Director                   3/26/04
------------------------------                                    ---------
Duke A. McDaniel


                                        Director
------------------------------                                    ---------
Harold K. Michael


                                        Director
------------------------------                                    ---------
Ronald F. Miller


/s/ George R. Ours, Jr.                 Director                   3/26/04
------------------------------                                    ---------
George R. Ours, Jr.


                                        Director
------------------------------                                    ---------
Charles S. Piccirillo