Form 10-Q
period 2004-03-31
SUMMIT FINANCIAL GROUP INC
filed 2004-05-14
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.

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

                         Common Stock, $2.50 par value
               3,510,620 shares outstanding as of May 10, 2004

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents




PART  I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

         Consolidated balance sheets
         March 31, 2004 (unaudited), December 31, 2003, and March 31, 2003.....4

         Consolidated statements of  income
         for the three months ended March 31, 2004
         and 2003 (unaudited)..................................................5

         Consolidated statements of shareholders' equity
         for the three months ended
         March 31, 2004 and 2003 (unaudited)...................................6

         Consolidated statements of cash flows
         for the three months ended
         March 31, 2004 and 2003 (unaudited).................................7-8

         Notes to consolidated financial statements (unaudited).............9-21

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................22-30

 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........29
 Item 4. Controls and Procedures..............................................30

PART  II.    OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................31

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

           Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

           Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

           Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

           Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

          Reports on Form 8-K.................................................31


SIGNATURES....................................................................32

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                            March 31,      December 31,       March 31,
                                                                              2004             2003             2003
                                                                          (unaudited)          (*)          (unaudited)
                                                                         -------------    -------------    -------------
 ASSETS
Cash and due from banks                                                  $   9,584,246    $  14,412,120    $  11,816,307
Interest bearing deposits with other banks                                   3,223,383        3,141,092        3,820,145
Federal funds sold                                                           1,048,000          244,000           51,223
Securities available for sale                                              215,732,183      235,409,228      231,559,929
Loans held for sale                                                          9,595,896        6,352,836        2,083,065
Loans, net                                                                 532,854,898      498,340,211      433,937,306
Property held for sale, net                                                    475,000          480,000        1,393,798
Premises and equipment, net                                                 19,458,692       17,846,269       11,285,970
Accrued interest receivable                                                  3,771,963        3,778,139        4,115,519
Goodwill                                                                     2,088,030        1,488,030        1,488,030
Other intangible assets                                                      1,524,158        1,561,946        1,675,310
Other assets                                                                 9,760,944        8,411,333        7,665,365
                                                                         -------------    -------------    -------------
                            Total assets                                 $ 809,117,393    $ 791,465,204    $ 710,891,967
                                                                         =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                                             $  48,916,332    $  51,004,403    $  44,806,740
        Interest bearing                                                   481,421,526      460,797,017      424,035,131
                                                                         -------------    -------------    -------------
                           Total deposits                                  530,337,858      511,801,420      468,841,871
                                                                         -------------    -------------    -------------
    Short-term borrowings                                                   42,546,950       49,714,246       28,029,455
    Long-term borrowings                                                   158,266,552      164,646,208      152,713,067
    Subordinated debentures owed to unconsolidated subsidiary trust         11,341,000        3,609,000        3,609,000
    Other liabilities                                                        5,951,531        4,506,787        4,319,571
                                                                         -------------    -------------    -------------
                          Total liabilities                                748,443,891      734,277,661      657,512,964
                                                                         -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $1.00 par value; authorized
        250,000 shares; no shares issued                                             -                -                -
    Common stock, $2.50 par value; authorized
       5,000,000 shares; issued 2004 - 3,568,560 shares ;
       December 2003 - 3,566,960 shares; March 2003 - 3,562,260 shares       8,921,400        8,917,400        8,905,650
    Capital surplus                                                          3,858,849        3,845,906        3,811,531
    Retained earnings                                                       45,878,181       43,427,000       38,590,570
    Less cost of shares acquired for the treasury,
       57,940 shares                                                          (627,659)        (627,659)        (627,659)
    Accumulated other comprehensive income                                   2,642,731        1,624,896        2,698,911
                                                                         -------------    -------------    -------------
                     Total shareholders' equity                             60,673,502       57,187,543       53,379,003
                                                                         -------------    -------------    -------------

             Total liabilities and shareholders' equity                  $ 809,117,393    $ 791,465,204    $ 710,891,967
                                                                         =============    =============    =============

(*) - December 31, 2003 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)


                                                                         Three Months Ended
                                                                   ----------------------------
                                                                     March 31,       March 31,
                                                                       2004            2003
                                                                   ------------    ------------
Interest income
    Interest and fees on loans
        Taxable                                                    $  8,216,886    $  7,412,062
        Tax-exempt                                                       97,292          83,668
    Interest and dividends on securities
        Taxable                                                       1,974,939       2,115,315
        Tax-exempt                                                      551,562         474,714
    Interest on interest bearing deposits with other banks               31,180          35,509
    Interest on Federal funds sold                                          921           9,760
                                                                   ------------    ------------
                         Total interest income                       10,872,780      10,131,028
                                                                   ------------    ------------
Interest expense
    Interest on deposits                                              2,414,093       2,625,468
    Interest on short-term borrowings                                   171,909          80,196
    Interest on long-term borrowings and subordinated debentures      1,685,420       1,756,993
                                                                   ------------    ------------
                         Total interest expense                       4,271,422       4,462,657
                                                                   ------------    ------------
                          Net interest income                         6,601,358       5,668,371
Provision for loan losses                                               232,500         217,500
                                                                   ------------    ------------
          Net interest income after provision for loan losses         6,368,858       5,450,871
                                                                   ------------    ------------
Other income
    Insurance commissions                                                23,096          20,232
    Service fees                                                        509,409         339,387
    Mortgage origination revenue                                      4,319,358         139,000
    Securities gains (losses)                                            19,928          40,892
    Gain (loss) on sale of assets                                        (1,615)        (19,558)
    Other                                                                72,255          53,430
                                                                   ------------    ------------
                           Total other income                         4,942,431         573,383
                                                                   ------------    ------------
Other expense
    Salaries and employee benefits                                    3,685,959       1,918,620
    Net occupancy expense                                               303,888         194,741
    Equipment expense                                                   429,027         300,245
    Supplies                                                            140,362         105,924
    Professional fees                                                   170,646         128,754
    Postage                                                           1,352,973          51,784
    Advertising                                                         961,636          49,051
    Amortization of intangibles                                          37,788          37,788
    Other                                                               756,579         553,485
                                                                   ------------    ------------
                          Total other expense                         7,838,858       3,340,392
                                                                   ------------    ------------
                       Income before income taxes                     3,472,431       2,683,862
Income tax expense                                                    1,021,250         819,875
                                                                   ------------    ------------
                               Net income                          $  2,451,181    $  1,863,987
                                                                   ============    ============

Basic earnings per common share                                    $       0.70    $       0.53
                                                                   ============    ============
Diluted earnings per common share                                  $       0.69    $       0.53
                                                                   ============    ============

Average common shares outstanding
    Basic                                                             3,510,063       3,503,930
                                                                   ============    ============
    Diluted                                                           3,553,392       3,529,886
                                                                   ============    ============

Dividends per common share                                         $          -    $          -
                                                                   ============    ============

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)


                                                                                                    Accumulated
                                                                                                      Other         Total
                                                                                                      Compre-       Share-
                                         Common         Capital       Retained      Treasury          hensive       holders'
                                          Stock         Surplus       Earnings       Stock            Income        Equity
                                       -----------    -----------   ------------   ----------       -----------  ------------

 Balance, December 31, 2003            $ 8,917,400    $ 3,845,906   $ 43,427,000   $ (627,659)      $ 1,624,896  $ 57,187,543

 Three Months Ended March 31, 2004
   Comprehensive income:
    Net income                                   -              -      2,451,181            -                 -     2,451,181
    Other comprehensive income,
     net of deferred taxes
     of $623,834:
     Net unrealized gain on
      securities of $1,030,190, net
      of reclassification adjustment
      for gains included in net
      income of $12,355                          -              -              -            -         1,017,835     1,017,835
                                                                                                                 ------------
   Total comprehensive income                                                                                       3,469,016
                                                                                                                 ------------
      Exercise of stock options              4,000         12,943              -            -                 -        16,943
                                       -----------    -----------   ------------    -----------     -----------  ------------

 Balance, March 31, 2004               $ 8,921,400    $ 3,858,849   $ 45,878,181    $ (627,659)     $ 2,642,731  $ 60,673,502
                                       ===========    ===========   ============    ==========      ===========  ============


 Balance, December 31, 2002            $ 8,904,150    $ 3,805,891   $ 36,726,583    $ (619,711)     $ 3,262,883  $ 52,079,796
 Three Months Ended March 31, 2003
   Comprehensive income:
    Net income                                   -              -      1,863,987             -                -     1,863,987
    Other comprehensive income,
     net of deferred tax benefit
     of ($345,660):
     Net unrealized (loss) on
      securities of ($589,325), net
      of reclassification adjustment
      for gains included in net
      income of $25,353                          -              -              -             -         (563,972)     (563,972)
                                                                                                                    ---------
   Total comprehensive income                    -              -              -             -                -     1,300,015
                                                                                                                    ---------
      Exercise of stock options              1,500          5,640              -             -                -         7,140
      Purchase of treasury shares                -              -              -        (7,948)               -        (7,948)
                                       -----------    -----------   ------------    -----------     -----------  ------------

Balance, March 31, 2003                $ 8,905,650    $ 3,811,531   $ 38,590,570    $ (627,659)     $ 2,698,911  $ 53,379,003
                                       ===========    ===========   ============    ==========      ===========  ============



See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)



                                                                                Three Months Ended
                                                                            ----------------------------
                                                                             March 31,        March 31,
                                                                                2004            2003
                                                                            ------------    ------------

 Cash Flows from Operating Activities
    Net income                                                              $  2,451,181    $  1,863,987
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation                                                               341,131         252,433
      Provision for loan losses                                                  232,500         217,500
      Deferred income tax (benefit)                                             (145,250)        (68,000)
      Loans originated for sale                                              (44,941,003)     (7,644,790)
      Proceeds from loans sold                                                41,697,943       6,468,625
      Securities (gains)                                                         (19,928)        (40,892)
      Loss on disposal of other assets                                             1,615          19,558
      Amortization of securities premiums, net                                   142,402         306,650
      Amortization of goodwill and purchase accounting
        adjustments, net                                                          43,086          43,086
      (Increase) decrease in accrued interest receivable                           6,176         (70,804)
      (Increase) in other assets                                              (1,014,566)       (663,774)
      Increase in other liabilities                                            1,444,744         919,631
                                                                            ------------    ------------
               Net cash provided by operating activities                         240,031       1,603,210
                                                                            ------------    ------------
Cash Flows from Investing Activities
    Net (increase) decrease in interest bearing deposits with other banks        (82,292)     (1,634,776)
    Proceeds from maturities and calls of securities available for sale        6,439,500      11,995,000
    Proceeds from sales of securities available for sale                      28,823,935       1,394,555
    Principal payments received on securities available for sale              11,622,069      21,629,654
    Purchases of securities available for sale                               (25,715,293)    (55,146,213)
    Net (increase) decrease in Federal funds sold                               (804,000)      3,338,912
    Net loans made to customers                                              (34,762,187)    (20,533,164)
    Purchases of premises and equipment                                       (1,706,885)       (298,488)
    Proceeds from sales of other assets                                           21,000       1,023,695
    Net cash paid in acquisition of Sager Insurance Agency                      (850,000)              -
                                                                            ------------    ------------
          Net cash provided by (used in) investing activities                (17,014,153)    (38,230,825)
                                                                            ------------    ------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
      savings accounts                                                         6,266,654      (2,388,533)
    Net increase in time deposits                                             12,269,784      12,620,347
    Net increase (decrease) in short-term borrowings                          (7,167,296)      7,838,352
    Proceeds from long-term borrowings                                         7,763,250      19,250,000
    Repayment of long-term borrowings                                         (7,203,087)       (345,747)
    Exercise of stock options                                                     16,943           7,140
    Purchase of treasury stock                                                         -          (7,948)
                                                                            ------------    ------------
               Net cash provided by financing activities                      11,946,248      36,973,611
                                                                            ------------    ------------
Increase (decrease) in cash and due from banks                                (4,827,874)        345,996
Cash and due from banks:
        Beginning                                                             14,412,120      11,470,311
                                                                            ------------    ------------
        Ending                                                              $  9,584,246    $ 11,816,307
                                                                            ============    ============

                               (Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statments of Cash Flows - continued (unaudited)



                                                                                 Three Months Ended
                                                                            ----------------------------
                                                                              March 31,       March 31,
                                                                                2004            2003
                                                                            ------------    ------------




Supplemental Disclosures of Cash Flow Information
  Cash payments for:
   Interest                                                                 $  4,385,047    $  4,508,920
                                                                            ============    ============
   Income taxes                                                             $     25,000    $          -
                                                                            ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities
  Other assets acquired in settlement of loans                              $     14,000    $    622,441
                                                                            ============    ============

  Acquisition of Sager Insurance Agency:
   Net cash and cash equivalents paid in acquisition of Sager Insurance
    Agency                                                                  $    850,000    $          -
                                                                            ============    ============
   Fair value of assets acquired (principally building and land)            $    250,000    $          -
                                                                            ============    ============
   Goodwill                                                                      600,000               -
                                                                            ------------    ------------
                                                                            $    850,000    $          -
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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2003 and March 31, 2003, as previously presented, have been reclassified to conform to current year classifications.


Note 2.  Significant New Accounting Pronouncements

Variable interest entities: In December 2003 the Financial Accounting Standards Board (FASB) issued revised Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46-R"). In accordance with FIN 46-R, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46-R, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of FIN 46-R require deconsolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46-R, we consolidated the trust and the balance sheet included the guaranteed beneficial interests in the subordinated debentures of the trust. Upon adoption of FIN 46-R at December 31, 2003, the trust has been deconsolidated and the junior subordinated debentures of the Company owned by the trust are being disclosed. The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46-R. The adoption of the provisions of FIN 46-R has had no material impact on our results of operations, financial condition, or liquidity. See Note 9 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures.

Loan commitments: During 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position, or liquidity.

Note 3.  Earnings per Share

The computations of basic and diluted earnings per share follow:

                                               Three Months Ended March 31,
                                              -----------------------------
                                                  2004              2003
                                              -----------       -----------
 Numerator:
  Net Income                                  $ 2,451,181       $ 1,863,987
                                              ===========       ===========

 Denominator:
   Denominator for basic earnings
     per share - weighted average
     common shares outstanding                  3,510,063         3,503,930

   Effect of dilutive securities:
     Stock options                                 43,329            25,956
                                              -----------       -----------

   Denominator for diluted earnings
     per share - weighted average
     common shares outstanding and
     assumed conversions                        3,553,392         3,529,886
                                              ===========        ==========

 Basic earnings per share                     $      0.70        $     0.53
                                              ===========        ==========

 Diluted earnings per share                   $      0.69        $     0.53
                                              ===========        ==========

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2004 and December 31, 2003, and March 31, 2003 are summarized as follows:

                                                            March 31, 2004
                                     ---------------------------------------------------------
                                       Amortized             Unrealized            Estimated
                                                    ---------------------------
                                         Cost          Gains          Losses       Fair Value
                                     ------------   ------------   ------------   ------------
Available for Sale
  Taxable:
    U. S. Government agencies
    and corporations                 $ 17,794,757   $    479,850   $          -   $ 18,274,607
  Mortgage-backed securities          117,221,262      1,572,589        194,851    118,599,000
  State and political subdivisions      3,748,011         28,149              -      3,776,160
  Corporate debt securities            12,601,813        623,458              -     13,225,271
  Federal Reserve Bank stock              436,000              -              -        436,000
  Federal Home Loan Bank stock         10,499,000              -              -     10,499,000
  Other equity securities                 175,535              -              -        175,535
                                     ------------   ------------   ------------   ------------
        Total taxable                 162,476,378      2,704,046        194,851    164,985,573
                                     ------------   ------------   ------------   ------------
Tax-exempt:
  State and political subdivisions     41,561,208      2,173,834         20,029     43,715,013
  Federal Reserve Bank stock                8,400              -              -          8,400
  Other equity securities               7,509,726          9,873        496,402      7,023,197
                                     ------------   ------------   ------------   ------------
      Total tax-exempt                 49,079,334      2,183,707        516,431     50,746,610
                                     ------------   ------------   ------------   ------------
            Total                    $211,555,712   $  4,887,753   $    711,282   $215,732,183
                                     ============   ============   ============   ============

                                                          December 31, 2003
                                     ---------------------------------------------------------
                                       Amortized             Unrealized            Estimated
                                                    ---------------------------
                                         Cost            Gains         Losses      Fair Value
                                     ------------   ---------------------------   ------------
 Available for sale
 Taxable:
  U. S. Government agencies
  and corporations                   $ 21,323,741   $    556,785   $     37,831   $ 21,842,695
 Mortgage-backed securities           132,030,288        959,890        532,445    132,457,733
 State and political subdivisions       4,008,910         24,685              -      4,033,595
 Corporate debt securities             16,516,090        774,306              -     17,290,396
 Federal Reserve Bank stock               436,000              -              -        436,000
 Federal Home Loan Bank stock          10,319,400              -              -     10,319,400
 Other equity securities                  175,535              -              -        175,535
                                     ------------   ------------   ------------   ------------
       Total taxable                  184,809,964      2,315,666        570,276    186,555,354
                                     ------------   ------------   ------------   ------------
Tax-exempt:
  State and political subdivisions     40,510,819      1,448,023         31,757     41,927,085
  Federal Reserve Bank stock                8,400              -              -          8,400
  Other equity securities               7,519,216              -        600,827      6,918,389
                                     ------------   ------------   ------------   ------------
         Total tax-exempt              48,038,435      1,448,023        632,584     48,853,874
                                     ------------   ------------   ------------   ------------
               Total                 $232,848,399   $  3,763,689   $  1,202,860   $235,409,228
                                     ============   ============   ============   ============



                                                          March 31, 2003
                                     ---------------------------------------------------------
                                       Amortized             Unrealized            Estimated
                                                    ---------------------------
                                         Cost            Gains         Losses      Fair Value
                                     ------------   ---------------------------   ------------

Available for Sale
  Taxable:
    U. S. Government agencies
      and corporations               $ 26,769,001   $    943,685   $          -   $ 27,712,686
  Mortgage-backed securities          115,746,226      1,679,106        555,378    116,869,954
  State and political subdivisions      5,119,239         40,581              -      5,159,820
  Corporate debt securities            29,416,044      1,176,470         24,326     30,568,188
  Federal Reserve Bank stock              418,000              -              -        418,000
  Federal Home Loan Bank stock          9,051,100              -              -      9,051,100
  Other equity securities                 102,452              -              -        102,452
                                     ------------   ------------   ------------   ------------
        Total taxable                 186,622,062      3,839,842        579,704    189,882,200
                                     ------------   ------------   ------------   ------------
Tax-exempt:
 State and political subdivisions      34,103,877      1,074,465         15,749     35,162,593
 Federal Reserve Bank stock                 8,400              -              -          8,400
 Other equity securities                6,561,822         89,577        144,663      6,506,736
                                     ------------   ------------   ------------   ------------
     Total tax-exempt                  40,674,099      1,164,042        160,412     41,677,729
                                     ------------   ------------   ------------   ------------
           Total                     $227,296,161   $  5,003,884   $    740,116   $231,559,929
                                     ============   ============   ============   ============



The maturites, amortized cost and estimated fair values of securities at March 31, 2004, are summarized as follows:


                                                    Available for Sale
                                            --------------------------------
                                              Amortized           Estimated
                                                Cost             Fair Value
                                            -------------      -------------
 Due in one year or less                    $  52,706,917      $  53,218,315
 Due from one to five years                    77,062,641         78,631,941
 Due from five to ten years                    32,523,438         33,606,150
 Due after ten years                           30,634,055         32,133,644
 Equity securities                             18,628,661         18,142,133
                                            -------------      -------------
                                            $ 211,555,712      $ 215,732,183
                                            =============      =============

Note 5.  Loans

Loans are summarized as follows:


                                        March 31,     December 31,     March 31,
                                           2004          2003            2003
                                      ------------   ------------   ------------
Commerical                            $ 47,178,262   $ 46,860,481   $ 38,837,124
Commercial real estate                 235,565,159    209,391,036    182,146,228
Real estate - construction               2,697,409      2,368,552      3,980,003
Real estate - mortgage                 203,224,889    196,134,926    168,273,675
Consumer                                41,059,663     41,112,132     39,628,271
Other                                    8,968,088      8,223,033      6,041,761
                                      ------------   ------------   ------------
  Total loans                          538,693,470    504,090,160    438,907,062
Less unearned income                     1,117,909      1,069,324        841,220
                                      ------------   ------------   ------------
  Total loans net of unearned income   537,575,561    503,020,836    438,065,842
Less allowance for loan losses           4,720,663      4,680,625      4,128,536
                                      ------------   ------------   ------------
  Loans, net                          $532,854,898   $498,340,211   $433,937,306
                                      ============   ============   ============


Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2004 and 2003, and for the year ended December 31, 2003 is as follows:


                                       Three Months Ended      Year Ended
                                           March 31,           December 31,
                                   -----------------------
                                      2004         2003           2003
                                   ----------   ----------     ----------
Balance, beginning of period       $4,680,624   $4,052,949     $4,053,131
Losses:
  Commercial                          136,765            -          1,308
  Commercial real estate                6,862       96,640         96,640
  Real estate - mortgage                    -       33,653         59,952
  Consumer                             42,657       35,118        178,305
  Other                                71,694        7,642         72,539
                                   ----------   ----------     ----------
                Total                 257,978      173,053        408,744
                                   ----------   ----------     ----------
Recoveries:
  Commercial                              184          954          1,805
  Commercial real estate                6,000            -          2,602
  Real estate - mortgage                9,413          300            413
  Consumer                             31,658       22,513         78,515
  Other                                18,262        7,373         37,903
                                   ----------   ----------     ----------
                Total                  65,517       31,140        121,238
                                   ----------   ----------     ----------
Net losses                            192,461      141,913        287,506
Provision for loan losses             232,500      217,500        915,000
                                   ----------   ----------     ----------
Balance, end of period             $4,720,663   $4,128,536     $4,680,625
                                   ==========   ==========     ==========

Note 7.  Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2004 and other intangible assets at March 31, 2004, December 31, 2003, and March 31, 2003. There was no goodwill activity during 2003.

                                       Goodwill Activity by Operating Segment
                            ----------------------------------------------------
                              Community   Mortgage    Parent and
                               Banking     Banking      Other           Total
                            ----------------------------------------------------
Balance, January 1, 2004    $ 1,488,030    $    -     $       -      $ 1,488,030
   Acquired goodwill, net            -          -       600,000          600,000
                            ----------------------------------------------------

Balance, March 31, 2004     $ 1,488,030    $    -     $ 600,000      $ 2,088,030
                            ====================================================





                                            Unidentifiable Intangible Assets
                                     -------------------------------------------
                                      March 31,      December 31,      March 31,
                                         2004            2003            2003
                                     -------------------------------------------
Unidentifiable intangible assets
  Gross carrying amount              $ 2,267,323     $ 2,267,323     $ 2,267,323
  Less:  accumulated amortization        743,165         705,377         592,013
                                     -------------------------------------------
      Net carrying amount            $ 1,524,158     $ 1,561,946     $ 1,675,310
                                     ===========================================



We recorded amortization expense of $38,000 for the quarter ended March 31, 2004 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2004 through 2008.


Note 8.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2004 and 2003 and December 31, 2003:


                                     March 31,     December 31,     March 31,
                                       2004           2003            2003
                                   ------------   ------------   ------------
Interest bearing demand deposits   $119,924,697   $112,670,844   $ 97,850,089
Savings deposits                     48,497,876     47,397,004     47,751,642
Certificates of deposit             286,663,692    274,543,713    253,475,978
Individual retirement accounts       26,335,261     26,185,456     24,957,422
                                   ------------   ------------   ------------
               Total               $481,421,526   $460,797,017   $424,035,131
                                   ============   ============   ============

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2004:


                                                    Amount        Percent
                                                -------------     -------
 Three months or less                           $  12,929,152      11.3%
 Three through six months                          16,352,946      14.2%
 Six through twelve months                         41,248,532      35.9%
 Over twelve months                                44,315,920      38.6%
                                                -------------     -----
                   Total                        $ 114,846,550     100.0%
                                                =============     =====



A summary of the scheduled maturities for all time deposits as of March 31, 2004 is as follows:



 Nine month period ending December 31, 2004     $ 161,051,833
 Year ending December 31, 2005                     97,704,980
 Year ending December 31, 2006                     20,936,842
 Year ending December 31, 2007                     15,523,127
 Year ending December 31, 2008                     14,085,668
 Thereafter                                         3,696,503
                                                -------------
                                                $ 312,998,953
                                                =============


Note 9.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:


                                                          Quarter Ended March 31, 2004
                                               ---------------------------------------------
                                               Federal Funds                       Federal
                                                 Purchased                          Home
                                                     and                          Loan Bank
                                                  Lines of        Repurchase      Short-term
                                                   Credit         Agreements      Advances
                                               ------------     ------------    ------------
Balance at March 31                              $        -     $ 10,125,050    $ 32,421,900
Average balance outstanding for the quarter       1,694,341        9,973,395      42,532,134
Maximum balance outstanding at
    any month end during quarter                    945,000       10,524,126      52,721,900
Weighted average interest rate for the quarter        2.16%            1.50%           1.18%
Weighted average interest rate for balances
    outstanding at March 31                               -            1.53%           1.26%



                                                       Year Ended December 31, 2003
                                               ---------------------------------------------
                                               Federal Funds                       Federal
                                                 Purchased                          Home
                                                     and                          Loan Bank
                                                  Lines of        Repurchase      Short-term
                                                   Credit         Agreements      Advances
                                               ------------     ------------    ------------

Balance at December 31                         $ 39,285,100     $ 10,429,146    $         -
 Average balance outstanding for the year        22,177,797        8,419,384      1,191,013
 Maximum balance outstanding at
     any month end                               39,285,100       10,429,146      6,851,000
 Weighted average interest rate for the year          1.27%            1.55%          2.37%
 Weighted average interest rate for balances
     outstanding at December 31                       1.07%            1.59%              -



                                                        Quarter Ended March 31, 2003
                                               ---------------------------------------------
                                               Federal Funds                       Federal
                                                 Purchased                          Home
                                                     and                          Loan Bank
                                                  Lines of        Repurchase      Short-term
                                                   Credit         Agreements      Advances
                                               ------------     ------------    ------------

 Balance at March 31                              $ 490,000      $ 8,979,955    $ 18,559,500
 Average balance outstanding for the quarter        338,300        8,385,866      12,645,338
 Maximum balance outstanding at
     any month end during quarter                   490,000        8,979,955      18,559,500
 Weighted average interest rate for the quarter       2.32%            1.56%           1.44%
 Weighted average interest rate for balances
     outstanding at March 31                          2.99%            1.59%           1.48%



Long-term borrowings: Our long-term borrowings of $158,266,552, $164,646,208 and $152,713,067 at March 31, 2004, December 31, 2003, and March 31, 2003
respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2003 was 4.04% compared to 4.96% for the first three months of 2003.

Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing corporation obligated mandatorily redeemable securities (the "capital securities") to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the "debentures"). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at March 31, 2004, and $3,609,000 at both December 31, 2003 and March 31, 2003.

In October 2002, we sponsored SFG Capital Trust I, and in March 2004, we sponsored SFG Capital Trust II, of which 100% of the common equity of both trusts is owned by us. SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital Trust II issued $7,500,000 in capital securities and $232,000 in common securities and invested the proceeds in $7,732,000 of debentures. Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I and 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of SFG Capital Trust I and SFG Capital Trust II are first redeemable by us in November 2007 and March 2009, respectively.

In fourth quarter 2003, as a result of applying the provisions of FIN 46-R, which governs when an equity interest should be consolidated, we were required to deconsolidate SFG Capital Trust I from our financial statements. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trust and guarantee repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trust increased from $3,500,000 to $3,609,000 upon deconsolidation with the difference representing our common ownership interest in the trust. The accompanying financial statements reflect the deconsolidation for all periods presented.

The capital securities held by SFG Capital Trust I and SFG Capital Trust II qualify as Tier 1 capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46-R, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier 1 capital.

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

      Year Ending
      December 31,           Amount
-----------------------------------------
2004                        $ 17,615,937
2005                          21,885,818
2006                          11,686,368
2007                           5,519,208
2008                          14,344,851
Thereafter                    98,555,370
-----------------------------------------
         Total             $ 169,607,552
=========================================

Note 10.  Stock Option Plan

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

The following pro forma disclosures present for the quarters ended March 31, 2004 and 2003, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

                                        Quarter Ended March 31,
                                        -----------------------
(in thousands, except per share data)     2004           2003
                                        --------       --------

Net income:
    As reported                          $ 2,451       $ 1,864

Deduct total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects                     (34)          (10)
                                         -------       -------
Pro forma                                $ 2,417       $ 1,854
                                         =======       =======
Basic earnings per share:
    As reported                          $  0.70       $  0.53
                                         =======       =======
    Pro forma                            $  0.69       $  0.53
                                         =======       =======
Diluted earnings per share:
    As reported                          $  0.69       $  0.53
                                         =======       =======
    Pro forma                            $  0.68       $  0.53
                                         =======       =======

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for grants during the first quarter of 2004: risk free interest rate of 2.96%; dividend yield of 1.21%; volatility factor of the expected market price of our common stock of 22; and an expected option life of 5 years. The weighted-average grant date fair value of the options granted was $7.68. There were no option grants during the first quarter of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 11.  Acquisitions

On March 1, 2004, we acquired Sager Insurance Agency located in Moorefield, West Virginia. This acquisition had no material impact on our results of operations, financial condition, or liquidity.

Note 12.  Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of March 31, 2004, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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


 (Dollars in thousands)
                                                                                              To be Well Capitalized
                                                                       Minimum Required       under Prompt Corrective
                                                 Actual               Regulatory Capital         Action Provisions
                                          --------------------      ---------------------      --------------------
                                            Amount       Ratio         Amount       Ratio        Amount       Ratio
                                          --------       -----       --------       -----      --------       -----
 As of March 31, 2004
 Total Capital (to risk weighted assets)
     Summit                               $ 69,652       12.1%       $ 46,174        8.0%      $ 57,717       10.0%
     Summit Community                       29,842       11.1%         21,442        8.0%        26,802       10.0%
     Capital State                          13,360       10.9%          9,806        8.0%        12,257       10.0%
     Shenandoah                             18,056       10.2%         14,185        8.0%        17,731       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 64,931       11.2%         23,087        4.0%        34,630        6.0%
     Summit Community                       27,511       10.3%         10,721        4.0%        16,081        6.0%
     Capital State                          12,279       10.0%          4,903        4.0%         7,354        6.0%
     Shenandoah                             16,747        9.4%          7,092        4.0%        10,639        6.0%
 Tier I Capital (to average assets)
     Summit                                 64,931        8.2%         23,802        3.0%        39,671        5.0%
     Summit Community                       27,511        7.1%         11,609        3.0%        19,348        5.0%
     Capital State                          12,279        7.1%          5,199        3.0%         8,666        5.0%
     Shenandoah                             16,747        7.3%          6,838        3.0%        11,396        5.0%

 As of December 31, 2003
 Total Capital (to risk weighted assets)
     Summit                               $ 60,092       11.0%         43,678        8.0%        54,598       10.0%
     Summit Community                       28,449       10.9%         20,791        8.0%        25,989       10.0%
     Capital State                          12,843       10.7%          9,621        8.0%        12,026       10.0%
     Shenandoah                             16,650       10.4%         12,780        8.0%        15,975       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 55,411       10.1%         21,839        4.0%        32,759        6.0%
     Summit Community                       26,032       10.0%         10,396        4.0%        15,593        6.0%
     Capital State                          11,830        9.8%          4,810        4.0%         7,216        6.0%
     Shenandoah                             15,399        9.6%          6,390        4.0%         9,585        6.0%
 Tier I Capital (to average assets)
     Summit                                 55,411        7.3%         22,692        3.0%        37,820        5.0%
     Summit Community                       26,032        7.0%         11,184        3.0%        18,639        5.0%
     Capital State                          11,830        7.0%          5,064        3.0%         8,440        5.0%
     Shenandoah                             15,399        7.1%          6,472        3.0%        10,786        5.0%


Note 13.  Segment Information

We operate two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage origination facilities that originate and sell mortgage products. Information for each of our segments is included below:



                                                      For the Quarter Ended March 31, 2004
                                            -------------------------------------------------------
                                           Community   Mortgage  Parent and
 Dollars in thousands                      Banking     Banking     Other      Eliminations   Total
---------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                       $ 10,755   $    207   $      3      $    (92)   $ 10,873
     Interest expense                         4,169         89        105           (92)      4,271
                                           --------   --------   --------      --------    --------
     Net interest income                      6,586        118       (102)            -       6,602
     Provision for loan losses                  233          -          -             -         233
                                           --------   --------   --------      --------    --------
     Net interest income after provision
         for loan losses                      6,353        118       (102)            -       6,369
                                           --------   --------   --------      --------    --------
     Noninterest income                         624      4,318        888          (888)      4,942
     Noninterest expense                      3,600      4,062      1,065          (888)      7,839
                                           --------   --------   --------      --------    --------
     Income before income taxes               3,377        374       (279)            -       3,472
     Income taxes                               999        130       (108)            -       1,021
                                           --------   --------   --------      --------    --------
     Net income                            $  2,378   $    244   $   (171)     $      -    $  2,451
                                           ========   ========   ========      ========    ========

Average assets                             $790,721   $  9,417   $ 68,282      $(71,397)   $797,023
                                           ========   ========   ========      ========    ========


                                                     For the Quarter Ended March 31, 2003
                                           ---------------------------------------------------------
                                           Community  Mortgage  Parent and
 Dollars in thousands                       Banking    Banking     Other      Eliminations   Total
----------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                       $ 10,134   $      -   $      2      $     (6)   $ 10,130
     Interest expense                         4,413          -         54            (6)      4,461
                                           --------   --------   --------      --------    --------
     Net interest income                      5,721          -        (52)            -       5,669
     Provision for loan losses                  218          -          -             -         218
                                           --------   --------   --------      --------    --------
     Net interest income after provision
         for loan losses                      5,503          -        (52)            -       5,451
                                           --------   --------   --------      --------    --------
     Noninterest income                         454        139        782          (802)        573
     Noninterest expense                      3,167         83        892          (802)      3,340
                                           --------   --------   --------      --------    --------
     Income before income taxes               2,790         56       (162)            -       2,684
     Income taxes                               854         19        (53)            -         820
                                           --------   --------   --------      --------    --------
     Net income                            $  1,936   $     37   $   (109)          $ -    $  1,864
                                           ========   ========   ========      ========    ========

Average assets                             $683,562   $  2,278   $ 55,725      $(55,256)   $686,309
                                           ========   ========   ========      ========    ========

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and our wholly owned subsidiaries, Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"), Shenandoah Valley National Bank ("Shenandoah"), and Summit Financial LLC ("SFLLC") for the periods indicated. This discussion and analysis should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K.

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


OVERVIEW

Our primary source of income is net interest income from loans and deposits. Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Strong growth in our interest earning assets resulted in an increase of 16.5%, or $979,000, in our net interest earnings on a tax equivalent basis in first quarter 2004 compared to the same period of 2003. Further, our mortgage banking segment, SFLLC, which began operations during third quarter 2003, contributed $244,000 to our first quarter 2004 earnings. During the first quarter of 2004, we acquired an insurance agency located in Moorefield, West Virginia. This acquisition had no material impact on our results of operations, financial condition, or liquidity.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2003 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 1 to the consolidated financial statements of our 2003 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2003 Annual Report on Form 10-K.


With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2004. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in
Note 13 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:


                               For the Quarter Ended
                                      March 31,
(in thousands)                 2004            2003
                          --------------------------------
 ommunity banking                 $ 2,378         $ 1,936
Mortgage banking                      244              37
Parent and other                     (171)           (109)
                          --------------------------------
Consolidated net income           $ 2,451         $ 1,864
                          ================================



RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2004 grew 31.5% to $2,451,000, or $0.69 per diluted share as compared to $1,864,000, or $0.53 per diluted share for the quarter ended March 31, 2003. Returns on average equity and assets for the first quarter of 2004 were 16.77% and 1.23%, respectively, compared with 14.33% and 1.09% for the same period of 2003.

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

Our net interest income on a fully tax-equivalent basis totaled $6,925,000 for the three month period ended March 31, 2004 compared to $5,946,000 for the same period of 2003, representing an increase of $979,000 or 16.5%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 47 basis points decline in the yield on average interest earning assets during the same period. Average interest earning assets grew 16.1% from $649,572,000 during the first quarter of 2003 to $753,894,000 for the first quarter of 2004. Average interest bearing liabilities grew 17.0% from $584,923,000 at March 31, 2003 to $684,309,000 at March 31, 2004, at an average yield for the first three months of 2004 of 2.50% compared to 3.05% for the same period of 2003.

Our net yield on interest earning assets increased to 3.67% for the three month period ended March 31, 2004, compared to 3.66% for the same period in 2003. The yields on taxable securities and loans declined 27 and 71 basis points, respectively, during the period ended March 31, 2004, and during the same period, our cost of interest bearing funds also decreased by 55 basis points. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio's overall yield.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected continued compression in our net interest margin. However, if market interest rates remain significantly unchanged, or go lower over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets. See the "Market Risk Management" section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.


 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                                                     For the Quarter Ended
                                            ---------------------------------------------------------------------
                                                    March 31, 2004                       March 31, 2003
                                            -------------------------------    ----------------------------------
                                             Average     Earnings/   Yield/     Average      Earnings/     Yield/
                                             Balance      Expense     Rate      Balance       Expense       Rate
                                            ---------     -------    ------    ---------      -------      ------
 Interest earning assets
     Loans, net of unearned income
         Taxable                            $ 522,007     $ 8,217     6.30%    $ 422,953      $ 7,412        7.01%
         Tax-exempt (1)                         7,630         147     7.71%        6,208          127        8.18%
     Securities
         Taxable                              172,397       1,975     4.58%      174,478        2,114        4.85%
         Tax-exempt (1)                        48,288         825     6.83%       39,209          710        7.24%
     Federal funds sold and interest
         bearing deposits with other banks      3,572          32     3.58%        6,724           45        2.68%
                                            ---------     -------     -----    ---------      -------        -----
  Total interest earning assets               753,894      11,196     5.94%      649,572       10,408        6.41%
                                                          -------     -----                   -------        -----
 Noninterest earning assets
     Cash & due from banks                      9,965                              8,168
     Premises and equipment                    18,777                             12,765
     Other assets                              19,161                             19,895
     Allowance for loan losses                 (4,774)                            (4,091)
                                            ---------                          ---------
           Total assets                     $ 797,023                          $ 686,309
                                            =========                          =========

 Interest bearing liabilities
     Interest bearing demand deposits       $ 115,233     $   253     0.88%    $  99,283     $    229        0.92%
     Savings deposits                          48,053          56     0.47%       46,098           73        0.63%
     Time deposits                            301,375       2,105     2.79%      273,566        2,323        3.40%
     Short-term borrowings                     54,183         172     1.27%       21,337           80        1.50%
     Long-term borrowings
        and capital trust securities          165,465       1,685     4.07%      144,639        1,757        4.86%
                                            ---------     -------     -----    ---------     --------        -----
 Total interest bearing liabilities           684,309       4,271     2.50%      584,923        4,462        3.05%
                                                          -------     -----                  --------        -----
 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                           48,394                             44,217
     Other liabilities                          5,847                              5,152
     Shareholders' equity                      58,473                             52,017
                                            ---------                          ---------
      Total liabilities and
        shareholders' equity                $ 797,023                          $ 686,309
                                            =========                          =========

 Net interest earnings                                   $ 6,925                             $ 5,946
                                                         =======                             =======
 Net yield on interest earning assets                                 3.67%                                  3.66%
                                                                      =====                                  =====

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $322,000, and $277,000 for the quarters ended March 31, 2004 and 2003, respectively.


Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                          For the Quarter Ended
                                    March 31, 2004 versus March 31, 2003
                                    ------------------------------------
                                           Increase (Decrease)
                                           Due to Change in:
                                    ------------------------------------
                                      Volume          Rate         Net
                                    ---------      --------     -------
Interest earned on:
Loans
  Taxable                             $ 1,613      $  (808)     $   805
  Tax-exempt                               28           (8)          20
Securities
  Taxable                                 (25)        (114)        (139)
  Tax-exempt                              157          (42)         115
Federal funds sold and interest
  bearing deposits with other banks       (25)          12          (13)
                                      -------      -------      -------
Total interest earned on
  interest earning assets               1,748         (960)         788
                                      -------      -------      -------

Interest paid on:
Interest bearing demand
  deposits                                 36          (12)          24
Savings deposits                            3          (20)         (17)
Time deposits                             221         (439)        (218)
Short-term borrowings                     106          (14)          92
Long-term borrowings and
   subordinated debentures                234         (306)         (72)
                                      -------      -------      -------
  Total interest paid on
    interest bearing liabilities          600         (791)        (191)
                                      -------      -------      -------

      Net interest income             $ 1,148      $  (169)     $   979
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

We recorded a $233,000 provision for loan losses for the first three months of 2004, compared to $218,000 for the same period in 2003. Net loan charge offs for the first quarter of 2004 were $192,000, as compared to $142,000 over the same period of 2003. At March 31, 2004, the allowance for loan losses totaled $4,721,000 or 0.88% of loans, net of unearned income, compared to $4,681,000 or 0.93% of loans, net of unearned income at December 31, 2003.

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

 (Dollars in thousands)
                                                    March 31,       December 31,
                                             --------------------
                                               2004         2003        2003
                                             -------        -----     -------
 Accruing loans past due 90 days or more     $   233      $   247     $   342
 Nonperforming assets:
     Nonaccrual loans                          1,215          468       1,014
     Nonaccrual securities                       389          412         396
     Foreclosed properties                       475          677         497
     Repossessed assets                           14           19           -
                                             -------      -------     -------
                  Total                      $ 2,326      $ 1,823     $ 2,249
 Total nonperforming loans as a              =======      =======     =======

    percentage of total loans                  0.36%        0.33%       0.27%
                                               ====         ====        ====
 Total nonperforming assets as a
    percentage of total assets                 0.29%        0.26%       0.28%
                                               ====         ====        ====

Noninterest Income

On the strength of mortgage origination revenue, total noninterest income increased to $4,942,000 in the first quarter of 2004, compared to $573,000 in the same period of 2003. Mortgage origination revenue grew to $4,319,000 for the first quarter of 2004, compared to $139,000 for the same period of 2003. This increase was due to the organization of SFLLC during the third quarter of 2003. This revenue includes mortgage loan origination and sales activity conducted through SFLLC. Refer to Note 13 of the accompanying consolidated financial statements for our segment information.


Noninterest Expense

Total noninterest expense increased approximately $4,498,000, or 134.70% to $7,839,000 during the first quarter of 2004 as compared to the same period in 2003. The primary factor contributing to growth in noninterest expense was an increase in salaries and employee benefits expense due to the staffing requirements of SFLLC. Two other major contributors to the increase in total noninterest expense for the quarter ended March 31, 2004 were advertising and postage expense. These increased expenses resulted from SFLLC's direct mail program utilized to obtain customers. Refer to Note 13 of the accompanying consolidated financial statements for our segment information.

FINANCIAL CONDITION

Our total assets were $809,117,000 at March 31, 2004, compared to $791,465,000 at December 31, 2003, representing a 2.23% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2003 and March 31, 2004.

 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                        Balance                               Balance
                                      December 31,    Increase (Decrease)     March 31,
                                                    ----------------------
                                          2003       Amount     Percentage      2004
                                       ---------    --------    ----------   ---------
 Assets
   Federal funds sold                  $     244    $    804       329.5%    $   1,048
   Securities available for sale         235,409     (19,677)       -8.4%      215,732
   Loans, net of unearned income         504,693      37,758         7.5%      542,451

 Liabilities
   Interest bearing deposits           $ 460,797    $ 20,625         4.5%    $ 481,422
   Short-term borrowings                  49,714      (7,167)      -14.4%       42,547
   Long-term borrowings and
       subordinated debentures           168,255       1,353         0.8%      169,608

Loan growth during the first three months of 2004, occurring principally in the commercial and real estate portfolios, was funded primarily by deposit growth.

Refer to Notes 4, 5, 8 and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2004 and December 31, 2003.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $112 million, or 13.8% of total assets at March 31, 2004 versus $115 million, or 14.7% of total assets at December 31, 2003.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders' equity at March 31, 2004 totaled $60,674,000 compared to $57,188,000 at December 31, 2003, representing an increase of 6.10%.

Refer to Note 9 of the notes to the accompanying consolidated financial statements for a discussion of our subordinated debentures which currently qualify as Tier I capital, and Note 12 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries' capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2004.

                                  Long
                                  Term            Subordinated
                                  Debt             Debentures
--------------------------------------------------------------
2004                          $ 17,615,937       $          -
2005                            21,885,818                  -
2006                            11,686,368                  -
2007                             5,519,208                  -
2008                            14,344,851                  -
Thereafter                      87,214,370         11,341,000
--------------------------------------------------------------
        Total                $ 158,266,552       $ 11,341,000
==============================================================

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at March 31, 2004 are presented in the following table.

                                          March 31,
                                             2004
         --------------------------------------------
         Commitments to extend credit:
             Revolving home equity and
                 credit card lines      $ 22,640,577
             Construction loans           38,437,882
             Other loans                  21,389,660
         Standby letters of credit         4,652,571
         --------------------------------------------
                    Total               $ 87,120,690
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

Several techniques are available to monitor and control the level of interest rate risk. We primarily use earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income, assuming a static balance sheet with a similar mix of assets and liabilities, under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds. Noncontractual deposit repricings are modeled on historical patterns.

The following table shows our projected earnings sensitivity as of March 31, 2004 which is well within our ALCO policy limit of +/- 10%:

                Change in                     Percentage
                Interest Rates             Change in Net
                (basis points)           Interest Income
                -----------------------------------------
                Down 100                           1.23%
                Up 100                            -0.34%
                Up 200                            -0.75%



CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of March 31, 2004, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2004 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 6.  Reports on Form 8-K

On January 22, 2004, we announced our fourth quarter and year ended December 31, 2003 earnings. We further announced that Corinthian Mortgage Corporation's petition for temporary injunction against Summit Financial, LLC and Shenandoah Valley National Bank, subsidiaries of Summit Financial Group, Inc., was denied.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SUMMIT FINANCIAL GROUP, INC.
                            (registrant)




                            By:  /s/ H. Charles Maddy, III
                            -------------------------------------------------
                            H. Charles Maddy, III,
                            President and Chief Executive Officer



                            By:  /s/ Robert S. Tissue
                            -------------------------------------------------
                            Robert S. Tissue,
                            Senior Vice President and Chief Financial Officer



Date:  May 14, 2004