Form 10-Q
period 2004-06-30
SUMMIT FINANCIAL GROUP INC
filed 2004-08-13
CIK 811808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarterly period ended June
                                   30, 2004.

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


                                 (304) 530-1000
                         (Registrant's telephone number,
                              including area code)

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

                         Common Stock, $2.50 par value
               3,511,070 shares outstanding as of August 5, 2004

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Table of Contents

                                                                            Page


PART  I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated balance sheets
           June 30, 2004 (unaudited), December 31, 2003,
           and June 30, 2003 (unaudited)......................................4

           Consolidated statements of  income
           for the three months and six months ended
           June 30, 2004 and 2003 (unaudited).................................5

           Consolidated statements of shareholders' equity
           for the six months ended
                      June 30, 2004 and 2003 (unaudited)......................6

           Consolidated statements of cash flows
           for the six months ended
           June 30, 2004 and 2003 (unaudited)...............................7-8

           Notes to consolidated financial statements (unaudited)..........9-23

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................24-32

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........32

  Item 4.  Controls and Procedures...........................................32

PART  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................33

  Item 2.  Changes in Securities and Use of Proceeds......................33-34

  Item 3.  Defaults upon Senior Securities.................................None

  Item 4.  Submission of Matters to a Vote of Security Holders............34-35

  Item 5.  Other Information...............................................None

  Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

             Exhibit 3. Articles of Incorporation of Summit Financial Group, Inc., as last amended on May 13, 2004

             Exhibit 11. Statement re: Computation of Earnings per Share - Information contained in Note 3 to the Consolidated Financial Statements on page 10 of this Quarterly Report is incorporated herein by reference.

             Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

             Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

             Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

             Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

          Reports on Form 8-K................................................35


SIGNATURES...................................................................36

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Balance Sheets




                                                                          June 30,       December 31,       June 30,
                                                                            2004             2003             2003
                                                                        (unaudited)          (*)          (unaudited)
                                                                       -------------    -------------    -------------
 ASSETS
Cash and due from banks                                                $  17,143,178    $  14,412,120    $  11,096,482
Interest bearing deposits with other banks                                 3,267,577        3,141,092        3,812,279
Federal funds sold                                                                 -          244,000                -
Securities available for sale                                            213,643,589      235,409,228      217,537,901
Loans held for sale                                                       15,607,459        6,352,836        5,573,175
Loans, net                                                               559,869,306      498,340,211      450,669,473
Property held for sale                                                       724,014          480,000        1,262,798
Premises and equipment, net                                               20,120,468       17,846,269       12,315,571
Accrued interest receivable                                                3,592,845        3,778,139        3,648,140
Goodwill                                                                   2,088,030        1,488,030        1,488,030
Other intangible assets                                                    1,486,371        1,561,946        1,637,522
Other assets                                                              12,012,510        8,411,333        7,232,761
                                                                       -------------    -------------    -------------
                            Total assets                               $ 849,555,347    $ 791,465,204    $ 716,274,132
                                                                       =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest bearing                                           $  55,525,469    $  51,004,403    $  46,920,873
        Interest bearing                                                 481,063,589      460,797,017      426,334,457
                                                                       -------------    -------------    -------------
                           Total deposits                                536,589,058      511,801,420      473,255,330
                                                                       -------------    -------------    -------------
    Short-term borrowings                                                 71,350,023       49,714,246       24,220,187
    Long-term borrowings                                                 164,906,662      164,646,208      155,759,505
    Subordinated debentures owed to unconsolidated subsidiary trusts      11,341,000        3,609,000        3,609,000
    Other liabilities                                                      6,393,415        4,506,787        3,557,499
                                                                       -------------    -------------    -------------
                         Total liabilities                               790,580,158      734,277,661      660,401,521
                                                                       -------------    -------------    -------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $1.00 par value; authorized
        250,000 shares, issued  2004 - 33,400 shares                          33,400                -                -
    Common stock, $2.50 par value; authorized 20,000,000
       shares, issued 2004 -3,569,010 shares ; December
       2003 - 3,566,960 shares; June 2003 - 3,562,760 shares               8,922,525        8,917,400        8,906,900
    Capital surplus                                                        4,996,186        3,845,906        3,814,906
    Retained earnings                                                     47,674,490       43,427,000       39,898,141
    Less cost of shares acquired for the treasury - 57,940 shares           (627,659)        (627,659)        (627,659)
    Accumulated other comprehensive income                                (2,023,753)       1,624,896        3,880,323
                                                                       -------------    -------------    -------------
                     Total shareholders' equity                           58,975,189       57,187,543       55,872,611
                                                                       -------------    -------------    -------------

             Total liabilities and shareholders' equity                $ 849,555,347    $ 791,465,204    $ 716,274,132
                                                                       =============    =============    =============

 (*) - December 31, 2003 financial information has been extracted from audited consolidated financial statements

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income (unaudited)



                                                                         Three Months Ended              Six Months Ended
                                                                   ----------------------------   ----------------------------
                                                                      June 30,        June 30,       June 30,       June 30,
                                                                        2004            2003          2004            2003
                                                                   ------------    ------------   ------------    ------------
 Interest income
     Interest and fees on loans
        Taxable                                                    $  8,634,445    $  7,618,307   $ 16,851,331    $ 15,030,369
        Tax-exempt                                                      109,394          78,876        206,686         162,544
    Interest and dividends on securities
        Taxable                                                       1,763,333       1,945,227      3,738,272       4,060,542
        Tax-exempt                                                      552,564         481,144      1,104,126         955,858
    Interest on interest bearing deposits with other banks               31,615          41,822         62,795          77,331
    Interest on Federal funds sold                                          382           3,915          1,303          13,675
                                                                   ------------    ------------   ------------    ------------
                       Total interest income                         11,091,733      10,169,291     21,964,513      20,300,319
                                                                   ------------    ------------   ------------    ------------
Interest expense
    Interest on deposits                                              2,389,607       2,516,463      4,803,700       5,141,931
    Interest on short-term borrowings                                   202,891          92,613        374,800         172,809
    Interest on long-term borrowings and subordinated debentures      1,701,207       1,859,044      3,386,627       3,616,037
                                                                   ------------    ------------   ------------    ------------
                      Total interest expense                          4,293,705       4,468,120      8,565,127       8,930,777
                                                                   ------------    ------------   ------------    ------------
                        Net interest income                           6,798,028       5,701,171     13,399,386      11,369,542
Provision for loan losses                                               232,500         232,500        465,000         450,000
                                                                   ------------    ------------   ------------    ------------
        Net interest income after provision for loan losses           6,565,528       5,468,671     12,934,386      10,919,542
                                                                   ------------    ------------   ------------    ------------
Other income
    Insurance commissions                                               137,464          64,637        160,560          84,869
    Service fees                                                        562,136         388,562      1,071,545         727,949
    Mortgage origination revenue                                      6,613,961         183,775     10,933,319         322,775
    Securities gains (losses)                                            17,132          65,518         37,060         106,410
    Gain (loss) on sale of assets                                       (10,566)         17,917        (12,181)         (1,641)
    Other                                                               111,558          76,269        183,813         129,699
                                                                   ------------    ------------   ------------    ------------
                        Total other income                            7,431,685         796,678     12,374,116       1,370,061
                                                                   ------------    ------------   ------------    ------------
Other expense
    Salaries and employee benefits                                    4,739,787       1,880,201      8,425,746       3,798,821
    Net occupancy expense                                               386,555         210,395        690,443         405,136
    Equipment expense                                                   441,417         310,592        870,444         610,837
    Supplies                                                            155,300         125,998        295,662         231,922
    Professional fees                                                   210,940         147,402        381,586         276,156
    Postage                                                           1,434,795          48,964      2,787,768         100,748
    Advertising                                                       1,303,690          63,266      2,265,326         112,317
    Amortization of intangibles                                          37,788          37,788         75,576          75,576
    Other                                                             1,458,178         614,784      2,214,757       1,168,269
                                                                   ------------    ------------   ------------    ------------
                        Total other expense                          10,168,450       3,439,390     18,007,308       6,779,782
                                                                   ------------    ------------   ------------    ------------
                    Income before income taxes                        3,828,763       2,825,959      7,301,194       5,509,821
Income tax expense                                                    1,154,700         817,525      2,175,950       1,637,400
                                                                   ------------    ------------   ------------    ------------
                            Net income                             $  2,674,063    $  2,008,434   $  5,125,244    $  3,872,421
                                                                   ============    ============   ============    ============

Basic earnings per common share                                    $       0.76    $       0.57   $       1.46    $       1.11
                                                                   ============    ============   ============    ============
Diluted earnings per common share                                  $       0.75    $       0.57   $       1.44    $       1.10
                                                                   ============    ============   ============    ============

Average common shares outstanding
    Basic                                                             3,510,784       3,504,358      3,510,423       3,504,145
                                                                   ============    ============   ============    ============
    Diluted                                                           3,563,410       3,534,643      3,551,566       3,530,236
                                                                   ============    ============   ============    ============

Dividends per common share                                         $       0.25    $       0.20   $       0.25    $       0.20
                                                                   ============    ============   ============    ============

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (unaudited)


                                                                                                       Accumulated
                                                                                                          Other           Total
                                                                                                         Compre-         Share-
                                   Preferred       Common       Capital      Retained     Treasury       hensive        holders'
                                     Stock         Stock       Surplus      Earnings       Stock         Income          Equity

Balance, December 31, 2003            $      -   $ 8,917,400  $ 3,845,906  $ 43,427,000  $ (627,659)     $ 1,624,896   $ 57,187,543
Six Months Ended June 30, 2004
  Comprehensive income:
    Net income                               -             -            -     5,125,244           -                -      5,125,244
    Other comprehensive income,
     net of deferred tax benefit
     of ($2,236,269):
     Net unrealized (loss) on
      securities of ($3,659,271), net
      of reclassification adjustment
      for gains included in net
      income of $10,622                      -             -            -             -           -       (3,648,649)    (3,648,649)
                                                                                                                       ------------
  Total comprehensive income                                                                                              1,476,595
                                                                                                                       ------------
  Exercise of stock options                  -         5,125       25,209             -           -                -         30,334
  Issuance of preferred shares          33,400             -    1,125,071             -           -                -      1,158,471
  Cash dividends declared
   ($.25 per share)                          -             -            -      (877,754)          -                -       (877,754)
                                      --------   -----------  -----------  ------------  ----------      -----------   ------------

Balance, June 30, 2004                $ 33,400   $ 8,922,525  $ 4,996,186  $ 47,674,490  $ (627,659)    $ (2,023,753)  $ 58,975,189
                                      ========   ===========  ===========  ============  ==========     ============   ============


Balance, December 31, 2002            $      -   $ 8,904,150  $ 3,805,891  $ 36,726,583  $ (619,711)    $  3,262,883   $ 52,079,796
Six Months Ended June 30, 2003
  Comprehensive income:
    Net income                               -             -            -     3,872,421           -                -      3,872,421
    Other comprehensive income,
     net of deferred taxes
     of $378,431:
     Net unrealized gain on
      securities of $683,414, net
      of reclassification adjustment
      for gains included in net
      income of $65,974                      -             -            -             -           -          617,440        617,440
                                                                                                                       ------------
  Total comprehensive income                                                                                              4,489,861
                                                                                                                       ------------
  Exercise of stock options                  -         2,750        9,015             -           -                -         11,765
  Purchase of treasury shares                -             -            -             -      (7,948)               -         (7,948)
  Cash dividends declared
   ($.20 per share)                          -             -            -      (700,863)          -                -       (700,863)
                                      --------   -----------  -----------  ------------   ----------    ------------   ------------

Balance, June 30, 2003                $      -   $ 8,906,900  $ 3,814,906  $ 39,898,141   $ (627,659)   $  3,880,323   $ 55,872,611
                                      ========   ===========  ===========  ============   ==========    ============   ============


See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)


                                                                                   Six Months Ended
                                                                          ------------------------------
                                                                              June 30,         June 30,
                                                                               2004             2003
                                                                          -------------    -------------
 Cash Flows from Operating Activities
    Net income                                                            $   5,125,244    $   3,872,421
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                            709,921          506,993
        Provision for loan losses                                               465,000          450,000
        Deferred income tax (benefit)                                          (344,550)        (132,600)
        Loans originated for sale                                          (118,974,272)     (18,648,775)
        Proceeds from loans sold                                            109,719,649       13,982,500
        Securities (gains)                                                      (37,060)        (106,410)
        Loss on disposal of other assets                                         12,181            1,640
        Amortization of securities premiums, net                                417,177          750,316
        Amortization of goodwill and purchase accounting
            adjustments, net                                                     92,166           84,756
        Increase in accrued interest receivable                                 185,294          348,311
        (Increase) in other assets                                             (876,689)        (488,072)
        Increase (decrease) in other liabilities                                629,321          (53,995)
                                                                          -------------    -------------
          Net cash provided by (used in) operating activities                (2,876,618)         567,085
                                                                          -------------    -------------
Cash Flows from Investing Activities
    Net (increase) in interest bearing deposits
       with other banks                                                        (126,485)      (1,626,911)
    Proceeds from maturities and calls of securities available for sale      14,732,885       16,582,000
    Proceeds from sales of securities available for sale                     37,642,019        6,485,830
    Principal payments received on securities available for sale             22,408,545       51,084,775
    Purchases of securities available for sale                              (59,189,844)     (78,768,670)
    Net decrease in Federal funds sold                                          244,000        3,390,135
    Net loans made to customers                                             (62,022,637)     (37,533,960)
    Purchases of premises and equipment                                      (2,997,647)      (1,582,649)
    Proceeds from sales of other assets                                          34,200        1,206,784
    Net cash paid in acquisition of Sager Insurance Agency                     (850,000)               -
                                                                          -------------    -------------
          Net cash provided by (used in) investing activities               (50,124,964)     (40,762,666)
                                                                          -------------    -------------
Cash Flows from Financing Activities
    Net increase (decrease) in demand deposit, NOW and
        savings accounts                                                     18,246,500       (1,102,853)
    Net increase in time deposits                                             6,541,137       15,772,827
    Net increase in short-term borrowings                                    21,635,777        4,029,084
    Proceeds from long-term borrowings                                       13,660,000       22,750,000
    Repayment of long-term borrowings                                       (12,068,075)        (930,260)
    Exercise of stock options                                                    30,334           11,765
    Dividends paid                                                             (877,754)        (700,863)
    Purchase of treasury stock                                                        -           (7,948)
    Net proceeds from issuance of trust preferred securities                  7,406,250                -
    Net proceeds from issuance of preferred stock                             1,158,471                -
                                                                          -------------    -------------
               Net cash provided by financing activities                     55,732,640       39,821,752
                                                                          -------------    -------------
Increase (decrease) in cash and due from banks                                2,731,058         (373,829)
Cash and due from banks:
        Beginning                                                            14,412,120       11,470,311
                                                                          -------------    -------------
        Ending                                                            $  17,143,178    $  11,096,482
                                                                          =============    =============

                               (Continued)

 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - continued (unaudited)



                                                                               Six Months Ended
                                                                          ----------------------------
                                                                           June 30,          June 30,
                                                                             2004              2003
                                                                          -----------      -----------

 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                         $ 8,681,611      $ 9,021,659
                                                                          ===========      ===========
         Income taxes                                                     $ 2,350,000      $ 1,590,000
                                                                          ===========      ===========

 Supplemental Schedule of Noncash Investing and Financing Activities
     Other assets acquired in settlement of loans                         $    20,550      $   657,571
                                                                          ===========      ===========

      Acquisition of Sager Insurance Agency:
         Net cash and cash equivalents paid in acquisition of
          Sager Insurance Agency                                          $   850,000      $         -
                                                                          ===========      ===========
         Fair value of assets acquired (principally building and land)    $   250,000      $         -
         Goodwill                                                             600,000                -
                                                                          -----------      -----------
                                                                          $   850,000      $         -
                                                                          ===========      ===========

     Noncash investment in unconsolidated subsidiary trust                $   232,000      $         -
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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2003 and June 30, 2003, as previously presented, have been reclassified to conform to current year classifications.

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

Note 3.  Earnings per Share
The computations of basic and diluted earnings per share follow:


                                         Three Months Ended June 30,            Six Months Ended June 30,
                                        ----------------------------           --------------------------
                                           2004              2003                 2004            2003
                                        ----------        ----------           ----------      ----------
 Numerator:
    Net Income                          $2,674,063        $2,008,434           $5,125,244      $3,872,421
                                        ==========        ==========           ==========      ==========

Denominator:
    Denominator for basic earnings
        per share - weighted average
        common shares outstanding        3,510,784         3,504,358            3,510,423       3,504,145

    Effect of dilutive securities:
        Convertible preferred stock         18,658                 -                9,329               -
        Stock options                       33,968            30,285               31,814          26,091
                                        ----------        ----------           ----------      ----------
                                            52,626            30,285               41,143          26,091
                                        ----------        ----------           ----------      ----------
    Denominator for diluted earnings
        per share - weighted average
        common shares outstanding and
        assumed conversions              3,563,410         3,534,643            3,551,566       3,530,236
                                        ==========        ==========           ==========      ==========

Basic earnings per share                $     0.76        $     0.57           $     1.46      $     1.11
                                        ==========        ==========           ==========      ==========

Diluted earnings per share              $     0.75        $     0.57           $     1.44      $     1.10
                                        ==========        ==========           ==========      ==========

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2004 and December 31, 2003, and June 30, 2003 are summarized as follows:



                                                              June 30, 2004
                                       ---------------------------------------------------------
                                          Amortized            Unrealized             Estimated
                                                      ---------------------------
                                            Cost           Gains          Losses      Fair Value
                                       ------------   ------------   ------------   ------------
 Available for Sale
     Taxable:
         U. S. Government agencies
        and corporations               $ 21,814,444   $    252,473   $    219,910   $ 21,847,007
    Mortgage-backed securities          124,756,909        375,830      3,273,114    121,859,625
    State and political subdivisions      3,747,075         13,645              -      3,760,720
    Corporate debt securities             6,656,207        286,057              -      6,942,264
    Federal Reserve Bank stock              496,000              -              -        496,000
    Federal Home Loan Bank stock         11,869,100              -              -     11,869,100
    Other equity securities                 175,535              -              -        175,535
                                       ------------   ------------   ------------   ------------
          Total taxable                 169,515,270        928,005      3,493,024    166,950,251
                                       ------------   ------------   ------------   ------------
Tax-exempt:
    State and political subdivisions     39,850,767        766,779        370,469     40,247,077
    Federal Reserve Bank stock                8,400              -              -          8,400
    Other equity securities               7,500,240              -      1,062,379      6,437,861
                                       ------------   ------------   ------------   ------------
        Total tax-exempt                 47,359,407        766,779      1,432,848     46,693,338
                                       ------------   ------------   ------------   ------------
              Total                    $216,874,677   $  1,694,784   $  4,925,872   $213,643,589
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

                                                               June 30, 2003
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
                                       ============   ============   ============   ============


The maturities, amortized cost and estimated fair values of securities at June 30, 2004, are summarized as follows:

                                             Available for Sale
                                    ----------------------------------
                                      Amortized            Estimated
                                         Cost              Fair Value
                                    ------------          ------------
Due in one year or less             $ 46,678,699          $ 46,218,578
Due from one to five years            90,897,284            89,308,653
Due from five to ten years            30,567,823            30,416,603
Due after ten years                   28,681,596            28,712,859
Equity securities                     20,049,275            18,986,896
                                    ------------          ------------
                                    $216,874,677          $213,643,589
                                    ============          ============


Note 5.  Loans

Loans are summarized as follows:

                                                             June 30,      December 31,     June 30,
                                                               2004           2003            2003
                                                           ------------   ------------   ------------
Commerical                                                 $ 49,294,033   $ 46,860,481   $ 44,994,867
Commercial real estate                                      250,562,417    209,391,036    186,864,101
Real estate - construction                                    2,665,044      2,368,552      4,137,294
Real estate - mortgage                                      212,370,641    196,134,926    173,782,163
Consumer                                                     41,787,194     41,112,132     39,969,894
Other                                                         9,315,822      8,223,033      6,101,005
                                                           ------------   ------------   ------------
           Total loans                                      565,995,151    504,090,160    455,849,324
Less unearned fees and interest                               1,173,214      1,069,324        882,327
                                                           ------------   ------------   ------------
           Total loans net of unearned fees and interest    564,821,937    503,020,836    454,966,997
Less allowance for loan losses                                4,952,631      4,680,625      4,297,524
                                                           ------------   ------------   ------------
           Loans, net                                      $559,869,306   $498,340,211   $450,669,473
                                                           ============   ============   ============


Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2004 and 2003, and for the year ended December 31, 2003 is as follows:

                                     Six Months Ended            Year Ended
                                          June 30,              December 31,
                                --------------------------
                                    2004           2003            2003
                                ----------      ----------      ----------

Balance, beginning of period    $4,680,625      $4,052,949      $4,053,131
Losses:
    Commercial                     136,765               -           1,308
    Commercial real estate           6,862          96,640          96,640
    Real estate - mortgage               -          33,653          59,952
    Consumer                        76,396         121,950         178,305
    Other                          111,971          18,850          72,539
                                ----------      ----------      ----------
                  Total            331,994         271,093         408,744
                                ----------      ----------      ----------
Recoveries:
    Commercial                      18,314           1,300           1,805
    Commercial real estate          15,301               -           2,602
    Real estate - mortgage           9,413             300             413
    Consumer                        59,927          48,391          78,515
    Other                           36,045          15,677          37,903
                                ----------      ----------      ----------
                  Total            139,000          65,668         121,238
                                ----------      ----------      ----------
Net losses                         192,994         205,425         287,506
Provision for loan losses          465,000         450,000         915,000
                                ----------      ----------      ----------
Balance, end of period          $4,952,631      $4,297,524      $4,680,625
                                ==========      ==========      ==========


Note 7.  Goodwill and Other Intangible Assets

The following tables present our goodwill at June 30, 2004 and other intangible assets at June 30, 2004, December 31, 2003, and June 30, 2003. There was no goodwill activity during 2003.

                                   Goodwill Activity by Operating Segment
                             ---------------------------------------------------
                               Community    Mortgage    Parent and
                                Banking     Banking       Other           Total
                             ---------------------------------------------------
Balance, January 1, 2004     $ 1,488,030   $     -     $       -     $ 1,488,030
   Acquired goodwill, net              -         -       600,000         600,000
                             ---------------------------------------------------

Balance, June 30, 2004       $ 1,488,030   $     -     $ 600,000     $ 2,088,030
                             ===================================================



                                           Unidentifiable Intangible Assets
                                   ---------------------------------------------
                                      June 30,       December 31,      June 30,
                                        2004             2003            2003
                                   ---------------------------------------------
Unidentifiable intangible assets
  Gross carrying amount             $ 2,267,323      $ 2,267,323     $ 2,267,323
  Less:  accumulated amortization       780,952          705,377         629,801
                                   ---------------------------------------------
        Net carrying amount         $ 1,486,371      $ 1,561,946     $ 1,637,522
                                    ============================================

We recorded amortization expense of approximately $76,000 for the six months ended June 30, 2004 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2004 through 2008.



Note 8.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2004 and 2003 and December 31, 2003:

                                      June 30,       December 31,     June 30,
                                       2004             2003            2003
                                   ------------     ------------   ------------
Interest bearing demand deposits   $122,414,880     $112,670,844   $ 96,258,376
Savings deposits                     51,378,404       47,397,004     48,514,903
Certificates of deposit             281,125,705      274,543,713    255,787,202
Individual retirement accounts       26,144,600       26,185,456     25,773,976
                                   ------------     ------------   ------------
                      Total        $481,063,589     $460,797,017   $426,334,457
                                   ============     ============   ============



The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2004:

                                                Amount        Percent
                                            -------------     -------
 Three months or less                       $  18,812,174       16.6%
 Three through six months                      23,293,995       20.6%
 Six through twelve months                     30,782,579       27.2%
 Over twelve months                            40,424,230       35.6%
                                            -------------      ------
                       Total                $ 113,312,978      100.0%
                                            =============      ======



A summary of the scheduled maturities for all time deposits as of June 30, 2004 is as follows:


 Six month period ending December 31, 2004      $ 122,577,391
 Year Ending December 31, 2005                    124,743,972
 Year Ending December 31, 2006                     23,501,334
 Year Ending December 31, 2007                     15,822,237
 Year Ending December 31, 2008                     14,232,628
 Thereafter                                         6,392,743
                                                -------------
                                                $ 307,270,305
                                                =============

Note 9.  Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:


                                                              Six Months Ended June 30, 2004
                                                     ----------------------------------------------
                                                     Federal Funds                        Federal
                                                      Purchased                            Home
                                                         and                            Loan Bank
                                                       Lines of       Repurchase        Short-term
                                                        Credit        Agreements         Advances
                                                    -------------    ------------     -------------
 Balance at June 30                                 $ 1,173,000      $ 7,624,423      $ 62,552,600
 Average balance outstanding for the period           1,216,539        9,621,707        47,452,738
 Maximum balance outstanding at
     any month end during period                      1,173,000       10,524,126        62,552,600
 Weighted average interest rate for the period            1.91%            1.52%             1.22%
 Weighted average interest rate for balances
     outstanding at June 30                               1.82%            1.30%             1.60%



                                                             Year Ended December 31, 2003
                                                     ----------------------------------------------
                                                     Federal Funds                        Federal
                                                      Purchased                            Home
                                                         and                            Loan Bank
                                                       Lines of       Repurchase        Short-term
                                                        Credit        Agreements         Advances
                                                    -------------    ------------     -------------
 Balance at December 31                             $         -      $ 10,429,146      $ 39,285,100
 Average balance outstanding for the year             1,191,013         8,419,384        22,177,797
 Maximum balance outstanding at
     any month end during year                        6,851,000        10,429,146        39,285,100
 Weighted average interest rate for the year              2.37%             1.55%             1.27%
 Weighted average interest rate for balances
     outstanding at December 31                                -            1.59%             1.07%


                                                              Six Months Ended June 30, 2003
                                                     ----------------------------------------------
                                                     Federal Funds                        Federal
                                                      Purchased                            Home
                                                         and                            Loan Bank
                                                       Lines of       Repurchase        Short-term
                                                        Credit        Agreements         Advances
                                                    -------------    ------------     -------------
 Balance at June 30                                 $   1,923,000    $ 8,092,587      $ 14,204,600
 Average balance outstanding for the period               656,243      8,330,355        14,515,676
 Maximum balance outstanding at
     any month end during period                        4,165,000      8,979,955        20,164,600
 Weighted average interest rate for the period              2.37%          1.54%             1.39%
 Weighted average interest rate for balances
     outstanding at June 30                                 2.77%          1.59%             1.34%



Long-term borrowings: Our long-term borrowings of $164,906,662, $164,646,208 and $155,759,505 at June 30, 2004, December 31, 2003, and June 30, 2003
respectively, consisted primarily of advances from the Federal Home Loan Bank ("FHLB").

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2004 was 4.02% compared to 4.88% for the first six months of 2003.

Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the "capital securities") for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the "debentures"). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at June 30, 2004, and $3,609,000 at both December 31, 2003 and June 30, 2003.

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



A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:


      Year Ending
     December 31,                Amount
     -------------           -------------
         2004                $  14,250,950
         2005                   28,575,742
         2006                   11,442,214
         2007                   12,054,208
         2008                   14,344,851
      Thereafter                95,579,697
                             -------------
                             $ 176,247,662
                             =============



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

The following pro forma disclosures present for the quarters ended and six months ended June 30, 2004 and 2003, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).


                                       Quarter Ended June 30,    Six Months Ended June 30,
                                       ----------------------    -------------------------
(in thousands, except per share data)    2004          2003         2004           2003
                                       --------      --------    ----------     ----------
Net income:
    As reported                        $  2,674      $  2,008     $  5,125      $   3,872

Deduct total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects                     (23)           (9)         (57)           (19)
                                       --------      --------     --------      ---------
Pro forma                              $  2,651      $  1,999     $  5,068      $   3,853
                                       ========      ========     ========      =========

Basic earnings per share:
    As reported                        $   0.76      $   0.57     $   1.46      $    1.11
                                       ========      ========     ========      =========
    Pro forma                          $   0.76      $   0.57     $   1.44      $    1.10
                                       ========      ========     ========      =========

Diluted earnings per share:
    As reported                        $   0.75      $   0.57     $   1.44      $    1.10
                                       ========      ========     ========      =========
    Pro forma                          $   0.74      $   0.57     $   1.43      $    1.09
                                       ========      ========     ========      =========

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for grants during the first six months of 2004: risk free interest rate of 2.96%; dividend yield of 1.21%; volatility factor of the expected market price of our common stock of 22; and an expected option life of 5 years. The weighted-average grant date fair value of the options granted was $7.68. There were no option grants during the first six months of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


Note 11 .  Issuance of Preferred Stock

On April 23, 2004, the Board of Directors approved an amendment to our Articles of Incorporation establishing the Rockingham National Bank Series Convertible Preferred Stock ("Preferred Stock") and authorizing up to 40,000 shares of its issuance. On May 17, 2004, we completed the sale of 33,400 shares of Preferred Stock in a private placement. The Preferred Stock was sold to potential investors that we believed would be beneficial to the development and support of the Rockingham National Bank, a division of Summit's subsidiary, Shenandoah Valley National Bank, and to the outside directors of Shenandoah Valley National Bank. The offering price for each share of the Preferred Stock was the mean of the closing prices of Summit's common stock reported on the last five (5) business days on which the stock traded prior to and inclusive of May 10, 2004, which was $35.28 per share, and aggregate offering proceeds were $1,158,471, net of related issuance costs. The shares of Preferred Stock will convert automatically into a maximum of 41,750 shares of our common stock on May 15, 2005 based on the total loans and deposits of the Rockingham National Bank division of Shenandoah Valley National Bank on that date.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of June 30, 2004, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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



 (Dollars in thousands)
                                                                                              To be Well Capitalized
                                                                       Minimum Required       under Prompt Corrective
                                                 Actual               Regulatory Capital         Action Provisions
                                          -------------------        --------------------      --------------------
                                          Amount        Ratio         Amount       Ratio        Amount       Ratio
                                          -------       -----        --------      ------      --------      ------
 As of June 30, 2004
 Total Capital (to risk weighted assets)
     Summit                               $ 72,652       11.9%       $ 48,864        8.0%      $ 61,080       10.0%
     Summit Community                       29,509       10.8%         21,836        8.0%        27,295       10.0%
     Capital State                          13,790       10.5%         10,504        8.0%        13,130       10.0%
     Shenandoah                             20,077       10.2%         15,814        8.0%        19,767       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 67,700       11.1%         24,432        4.0%        36,648        6.0%
     Summit Community                       27,124        9.9%         10,918        4.0%        16,377        6.0%
     Capital State                          12,604        9.6%          5,252        4.0%         7,878        6.0%
     Shenandoah                             18,696        9.5%          7,907        4.0%        11,860        6.0%
 Tier I Capital (to average assets)
     Summit                                 67,700        8.2%         24,815        3.0%        41,358        5.0%
     Summit Community                       27,124        6.9%         11,756        3.0%        19,593        5.0%
     Capital State                          12,604        7.0%          5,369        3.0%         8,949        5.0%
     Shenandoah                             18,696        7.6%          7,378        3.0%        12,296        5.0%

 As of December 31, 2003
 Total Capital (to risk weighted assets)
     Summit                               $ 60,092       11.0%         43,678        8.0%        54,598       10.0%
     Summit Community                       28,449       10.9%         20,791        8.0%        25,989       10.0%
     Capital State                          12,843       10.7%          9,621        8.0%        12,026       10.0%
     Shenandoah                             16,650       10.4%         12,780        8.0%        15,975       10.0%
 Tier I Capital (to risk weighted assets)
     Summit                                 55,411       10.1%         21,839        4.0%        32,759        6.0%
     Summit Community                       26,032       10.0%         10,396        4.0%        15,593        6.0%
     Capital State                          11,830        9.8%          4,810        4.0%         7,216        6.0%
     Shenandoah                             15,399        9.6%          6,390        4.0%         9,585        6.0%
 Tier I Capital (to average assets)
     Summit                                 55,411        7.3%         22,692        3.0%        37,820        5.0%
     Summit Community                       26,032        7.0%         11,184        3.0%        18,639        5.0%
     Capital State                          11,830        7.0%          5,064        3.0%         8,440        5.0%
     Shenandoah                             15,399        7.1%          6,472        3.0%        10,786        5.0%



Note 13.  Segment Information

We operate two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of our mortgage origination facilities that originate and sell mortgage products. Information for each of our segments is included below:


                                                            For the Quarter Ended June 30, 2004
                                            -------------------------------------------------------------
                                           Community     Mortgage    Parent and
 Dollars in thousands                       Banking      Banking       Other      Eliminations      Total
---------------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                       $ 10,941     $    301     $      3      $   (153)     $ 11,092
     Interest expense                         4,185          153          109          (153)        4,294
                                           --------     --------     --------      --------      --------
     Net interest income                      6,756          148         (106)            -         6,798
     Provision for loan losses                  233            -            -             -           233
                                           --------     --------     --------      --------      --------
     Net interest income after provision
         for loan losses                      6,523          148         (106)            -         6,565
                                           --------     --------      --------      --------     --------
     Noninterest income                         743        6,614          995          (920)        7,432
     Noninterest expense                      3,824        5,953        1,311          (920)       10,168
                                           --------     --------     --------      --------      --------
     Income before income taxes               3,442          809         (422)            -         3,829
     Income taxes                             1,050          277         (172)            -         1,155
                                           --------     --------     --------      --------      --------
     Net income                            $  2,392     $    532     $   (250)     $      -      $  2,674
                                           ========     ========     ========      ========      ========

Average assets                             $804,831     $ 16,512     $ 73,221      $(63,837)     $830,727
                                           ========     ========     ========      ========      ========




                                                        For the Quarter Ended June 30, 2003
                                           --------------------------------------------------------------
                                           Community     Mortgage    Parent and
 Dollars in thousands                       Banking      Banking       Other      Eliminations     Total
---------------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                       $ 10,170     $      -     $      2      $     (3)     $ 10,169
     Interest expense                         4,418            -           53            (3)        4,468
                                           --------     --------      --------      -------      --------
     Net interest income                      5,752            -          (51)            -         5,701
     Provision for loan losses                  233            -            -             -           233
                                           --------     --------      -------       -------      --------
     Net interest income after provision
         for loan losses                      5,519            -          (51)            -         5,468
                                           --------     --------      -------       -------      --------
     Noninterest income                         613          184          818          (818)          797
     Noninterest expense                      3,252           85          920          (818)        3,439
                                           --------     --------     --------       -------      --------
     Income before income taxes               2,880           99         (153)            -         2,826
     Income taxes                               849           34          (65)            -           818
                                           --------     --------      -------      --------      --------
     Net income                            $  2,031     $     65     $    (88)     $      -      $  2,008
                                           ========     ========     ========      ========      ========

Average assets                             $706,915     $  3,672     $ 59,046      $(55,429)     $714,204
                                           ========     ========     ========      ========      ========




                                                         For the Six Months Ended June 30, 2004
                                             --------------------------------------------------------------
                                             Community     Mortgage    Parent and
 Dollars in thousands                         Banking      Banking       Other      Eliminations    Total
-----------------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                         $ 21,696     $    508     $      6      $   (246)     $ 21,964
     Interest expense                           8,355          242          214          (246)        8,565
                                             --------     --------     --------      --------      --------
     Net interest income                       13,341          266         (208)            -        13,399
     Provision for loan losses                    465            -            -             -           465
                                             --------     --------     --------      --------      --------
     Net interest income after provision
         for loan losses                       12,876          266         (208)            -        12,934
                                             --------     --------     --------      --------      --------
     Noninterest income                         1,366       10,932        1,885        (1,809)       12,374
     Noninterest expense                        7,418       10,015        2,383        (1,809)       18,007
                                             --------     --------     --------      --------      --------
     Income before income taxes                 6,824        1,183         (706)            -         7,301
     Income taxes                               2,049          407         (280)            -         2,176
                                             --------     --------     --------      --------      --------
     Net income                              $  4,775     $    776     $   (426)          $ -      $  5,125
                                             ========     ========     ========      ========      ========

Average assets                               $792,605     $ 12,946     $ 71,112      $(62,591)     $814,072
                                             ========     ========     ========      ========      ========



                                                         For the Six Months Ended June 30, 2003
                                             --------------------------------------------------------------
                                             Community     Mortgage    Parent and
 Dollars in thousands                         Banking      Banking       Other      Eliminations    Total
-----------------------------------------------------------------------------------------------------------

 Condensed Statements of Income
     Interest income                         $ 20,304     $      -     $      4      $     (8)     $ 20,300
     Interest expense                           8,833            -          106            (8)        8,931
                                             --------     --------     --------      --------      --------
     Net interest income                       11,471            -         (102)            -        11,369
     Provision for loan losses                    450            -            -             -           450
                                             --------     --------     --------      --------      --------
     Net interest income after provision
         for loan losses                       11,021            -         (102)            -        10,919
                                             --------     --------     --------      --------      --------
     Noninterest income                         1,067          323        1,600        (1,620)        1,370
     Noninterest expense                        6,420          168        1,812        (1,620)        6,780
                                             --------     --------     --------      --------      --------
     Income before income taxes                 5,668          155         (314)            -         5,509
     Income taxes                               1,702           53         (118)            -         1,637
                                             --------     --------     --------      --------      --------
     Net income                              $  3,966     $    102     $   (196)     $      -      $  3,872
                                             ========     ========     ========      ========      ========

Average assets                               $693,888     $  3,030     $ 57,691      $(54,416)     $700,193
                                             ========     ========     ========      ========      ========


Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. ("Company" or "Summit") and our wholly owned subsidiaries, Summit Community Bank ("Summit Community"), Capital State Bank, Inc. ("Capital State"),Shenandoah Valley National Bank ("Shenandoah"), Summit Financial, LLC ("SFLLC"), and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K.

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

Strong growth in our interest earning assets resulted in an increase of 17.84%, or $2,128,000, in our net interest earnings on a tax equivalent basis for the first six months in 2004 compared to the same period of 2003. Further, our mortgage banking segment, SFLLC, which began operations during third quarter 2003, contributed $776,000 to our first six months 2004 earnings. During the first quarter of 2004, we acquired an insurance agency located in Moorefield, West Virginia. This acquisition had no material impact on our results of operations, financial condition, or liquidity.


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


With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2004. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 7 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in
Note 13 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:


                            For the Quarter Ended       For the Six Months Ended
                                    June 30,                     June 30,
                            ----------------------      ------------------------
in thousands                  2004          2003          2004           2003
--------------------------------------------------      ------------------------
Community Banking           $ 2,392      $ 2,031        $ 4,775       $ 3,966
Mortgage Banking                532           65            776           102
Parent and Other               (250)         (88)          (426)         (196)
                            ----------------------      ------------------------
Consolidated net income     $ 2,674      $ 2,008        $ 5,125       $ 3,872
                            ======================      ========================

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended June 30, 2004 grew 33.17% to $2,674,000, or $0.75 per diluted share as compared to $2,008,000, or $0.57 per diluted share for the quarter ended June 30, 2003. Returns on average equity and assets for the first six months of 2004 were 17.31% and 1.26%, respectively, compared with 14.42% and 1.11% for the same period of 2003.


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

Our net interest income on a fully tax-equivalent basis totaled $14,053,000 for the six months period ended June 30, 2004 compared to $11,925,000 for the same period of 2003, representing an increase of $2,128,000 or 17.84%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 42 basis points decline in the yield on interest earning assets during the same period. Average interest earning assets grew 16.1% from $662,218,000 during the first six months of 2003 to $768,693,000 for the first six months of 2004. Average interest bearing liabilities grew 17.0% from $596,690,000 at June 30, 2003 to $698,333,000 at June 30, 2004, at an average yield for the first six months of 2004 of 2.45% compared to 2.99% for the same period of 2003.

Our net yield on interest earning assets increased to 3.66% for the six month period ended June 30, 2004, compared to 3.60% for the same period in 2003. The yields on taxable loans declined 68 basis points during the period ended June 30, 2004, and during the same period, our cost of interest bearing funds also decreased by 54 basis points. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio's overall yield.

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


 Table I - Average Balance Sheet and Net Interest Income Analysis
 (Dollars in thousands)
                                                               For the Six Months Ended
                                            ----------------------------------------------------------------
                                                     June 30, 2004                   June 30, 2003
                                            -------------------------------    -----------------------------
                                             Average     Earnings/   Yield/    Average     Earnings/  Yield/
                                             Balance      Expense     Rate     Balance      Expense    Rate
                                            ---------    ---------   ------   ---------    ---------  ------
 Interest earning assets
     Loans, net of unearned income
         Taxable                            $ 539,338    $ 16,852     6.25%   $ 433,533    $ 15,030    6.93%
         Tax-exempt (1)                         8,202         313     7.63%       5,973         245    8.20%
     Securities
         Taxable                              169,208       3,738     4.42%     176,437       4,061    4.60%
         Tax-exempt (1)                        48,454       1,651     6.81%      40,262       1,429    7.10%
     Federal funds sold and interest
         bearing deposits with other banks      3,491          64     3.67%       6,013          91    3.03%
                                            ---------    --------     ----    ---------    --------    ----
     Total interest earning assets            768,693      22,618     5.88%     662,218      20,856    6.30%
                                                         --------     ----                 --------    ----
 Noninterest earning assets
     Cash & due from banks                     12,005                             8,565
     Premises and equipment                    19,432                            12,585
     Other assets                              18,752                            20,988
     Allowance for loan losses                 (4,810)                           (4,163)
                                            ---------                         ---------
             Total assets                   $ 814,072                         $ 700,193
                                            =========                         =========

 Interest bearing liabilities
     Interest bearing demand deposits       $ 117,539    $    531     0.90%   $  97,793    $    427    0.87%
     Savings deposits                          48,390         111     0.46%      46,465         145    0.62%
     Time deposits                            305,785       4,162     2.72%     277,417       4,570    3.29%
     Short-term borrowings                     58,283         375     1.29%      21,922         173    1.58%
     Long-term borrowings
        and capital trust securities          168,336       3,386     4.02%     153,093       3,616    4.72%
                                            ---------    --------     ----    ---------    --------    ----
  Total interest bearing liabilities          698,333       8,565     2.45%     596,690       8,931    2.99%
                                                         --------     ----                 --------    ----

 Noninterest bearing liabilities
     and shareholders' equity
     Demand deposits                           51,059                            44,581
     Other liabilities                          5,461                             5,201
     Shareholders' equity                      59,219                            53,721
                                            ---------                         ---------
         Total liabilities and
           shareholders' equity             $ 814,072                         $ 700,193
                                            =========                         =========
 Net interest earnings                                   $ 14,053                          $ 11,925
                                                         ========                          ========
 Net yield on interest earning assets                                 3.66%                            3.60%
                                                                      ====                             ====

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $663,000 and$556,000 for the periods ended June 30, 2004 and 2003, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume (Dollars in thousands)
                                           For the Six Months Ended
                                       June 30, 2004 versus June 30, 2003
                                       ----------------------------------
                                               Increase (Decrease)
                                                Due to Change in:
                                        ---------------------------------
                                        Volume         Rate         Net
                                        -------      --------     -------
Interest earned on:
Loans
  Taxable                               $ 3,410      $(1,588)     $ 1,822
  Tax-exempt                                 86          (18)          68
Securities
  Taxable                                  (163)        (160)        (323)
  Tax-exempt                                281          (59)         222
Federal funds sold and interest
  bearing deposits with other banks         (43)          16          (27)
                                        -------      -------      -------
Total interest earned on
  interest earning assets                 3,571       (1,809)       1,762
                                        -------      -------      -------

Interest paid on:
Interest bearing demand
  deposits                                   89           15          104
Savings deposits                              6          (40)         (34)
Time deposits                               437         (845)        (408)
Short-term borrowings                       239          (37)         202
Long-term borrowings and capital
   trust securities                         339         (569)        (230)
                                        -------      -------      -------
  Total interest paid on
    interest bearing liabilities          1,110       (1,476)        (366)
                                        -------      -------      -------

       Net interest income              $ 2,461      $  (333)     $ 2,128
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

We recorded a $465,000 provision for loan losses for the first six months of 2004, compared to $450,000 for the same period in 2003. Net loan charge offs for the first six months of 2004 were $193,000, as compared to $205,000 over the same period of 2003. At June 30, 2004, the allowance for loan losses totaled $4,953,000 or 0.88% of loans, net of unearned income, compared to $4,681,000 or 0.93% of loans, net of unearned income at December 31, 2003.

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
 (Dollars in thousands)
                                                 June 30,        December 31,
                                            ------------------
                                             2004        2003        2003
                                            ------      ------      ------
Accruing loans past due 90 days or more     $  593      $  672      $  342
Nonperforming assets:
    Nonaccrual loans                           984         384       1,014
    Nonaccrual securities                      384         405         396
    Foreclosed properties                      475         546         497
    Repossessed assets                           7          17           -
                                            ------      ------      ------
                 Total                      $2,443      $2,024      $2,249
                                            ======      ======      ======
Total nonperforming loans as a
   percentage of total loans                  0.37%       0.36%       0.27%
                                            ======      ======      ======
Total nonperforming assets as a
   percentage of total assets                 0.29%       0.28%       0.28%
                                            ======      ======      ======



Noninterest Income

On the strength of mortgage origination revenue, total noninterest income increased to $7,432,000 in the second quarter of 2004, compared to $797,000 in the same period of 2003. Mortgage origination revenue grew to $6,614,000 for the second quarter of 2004, compared to $184,000 for the same period of 2003. This increase was due to the organization of SFLLC during the third quarter of 2003. This revenue includes mortgage loan origination and sales activity conducted through SFLLC. Refer to Note 13 of the accompanying consolidated financial statements for our segment information.

Total noninterest income was $12,374,000 for the first six months of 2004, compared to $1,370,000 in the same period of 2003. Mortgage origination revenue was $10,933,000 for the first six months of 2004, compared to $323,000 for the same period of 2003.


Noninterest Expense

Total noninterest expense increased approximately $11,227,000, or 165.6% to $18,007,000 during the first six months of 2004 as compared to the same period in 2003. The primary factor contributing to growth in noninterest expense was an increase in salaries and employee benefits expense due to the staffing requirements of SFLLC. Two other major contributors to the increase in total noninterest expense for the quarter ended June 30, 2004 were advertising and postage expense. These increased expenses resulted from SFLLC's direct mail program utilized to obtain customers. Refer to Note 13 of the accompanying consolidated financial statements for our segment information.

FINANCIAL CONDITION

Our total assets were $849,555,000 at June 30, 2004, compared to $791,465,000 at December 31, 2003, representing a 7.3% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2003 and June 30, 2004.


 Table IV - Summary of Significant Changes in Financial Position
 (Dollars in thousands)

                                     Balance                            Balance
                                   December 31,   Increase (Decrease)   June 30,
                                                ---------------------
                                       2003       Amount   Percentage     2004
                                    ---------   ---------  ----------  ---------
 Assets
   Securities available for sale      235,409    (21,765)     -9.2%      213,644
   Loans, net of unearned income      504,693     70,783      14.0%      575,476

 Liabilities
   Interest bearing deposits        $ 460,797   $ 20,267       4.4%    $ 481,064
   Short-term borrowings               49,714     21,636      43.5%       71,350
   Long-term borrowings               168,255      7,993       4.8%      176,248



Loan growth during the first six months of 2004, occurring principally in the commercial and real estate portfolios, was funded primarily by both long-term and short-term borrowings from the FHLB.

Refer to Notes 3, 4, 6 and 7 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2004 and December 31, 2003.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $100 million, or 11.7% of total assets at June 30, 2004 versus $115 million, or 14.7% of total assets at December 31, 2003.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders' equity at June 30, 2004 totaled $58,975,000 compared to $57,188,000 at December 31, 2003, representing an increase of 3.1%.

Refer to Note 12 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries' capital.


CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at June 30, 2004.


                              Long           Capital
                              Term            Trust
                              Debt          Securities
--------------------------------------------------------
2004                     $  14,250,950     $          -
2005                        28,575,742                -
2006                        11,442,214                -
2007                        12,054,208                -
2008                        14,344,851                -
Thereafter                  84,238,697       11,341,000
--------------------------------------------------------
        Total            $ 164,906,662     $ 11,341,000
========================================================


OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at June 30, 2004 are presented in the following table.


                                 June 30,
                                   2004
--------------------------------------------
Commitments to extend credit:
    Revolving home equity and
        credit card lines     $  23,107,632
    Construction loans           44,138,368
    Other loans                  29,497,969
Standby letters of credit         4,470,506
--------------------------------------------
           Total              $ 101,214,475
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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is slightly liability sensitive; that is, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk. We primarily use earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve. Each increase or decrease in interest rates is assumed to take place over the next 12 months, and then remain stable. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds. Noncontractual deposit repricings are modeled on historical patterns.

The following table shows our projected earnings sensitivity as of June 30, 2004 which is well within our ALCO policy limit of +/- 10%:


                   Change in                     Percentage
                   Interest Rates             Change in Net
                   (basis points)           Interest Income
                   -----------------------------------------
                   Down 100                           0.92%
                   Up 100                            -0.49%
                   Up 200                            -0.81%




CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of June 30, 2004, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2004 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Summit Financial Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Part II.  Other Information


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

Item 2.  Changes in Securities and Use of Proceeds

On May 17, 2004, we sold 33,400 shares of Rockingham National Bank Series Convertible Preferred Stock ("Preferred Stock") in a private placement. The Preferred Stock was sold directly by Summit to potential investors that we believed would be beneficial to the development and support of the Rockingham National Bank, a division of Summit's subsidiary, Shenandoah Valley National Bank, and to the outside directors of Shenandoah Valley National Bank. The offering price for each share of the Preferred Stock was the mean of the closing prices of Summit's common stock reported on the last five (5) business days on which the stock traded prior to and inclusive of May 10, 2004, which was $35.28 per share. The aggregate offering price for the Preferred Stock was $1,411,200, and the aggregate amount of Preferred Stock sold was $1,158,471, net of related issuance costs. No underwriting discounts or commissions were paid.

The Preferred Stock was offered pursuant an exemption from registration in primary reliance upon Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The Preferred Stock was also offered under analogous state law exemptions from registration in the State of Virginia. Reliance on Rule 505 of Regulation D of the Act and analogous state law exemptions from registration in the State of Virginia was made based on the following facts: (i) the aggregate offering price did not exceed $5,000,000; (ii) we reasonably believed that there were no more than 2 non-accredited investors; (iii) we provided the non-accredited investors the information required by Rule 504(b) of Regulation D; (iv) we did not offer or sell securities by general solicitation or general advertising but offered and sold the securities to selected residents of the Rockingham County, Virginia area pursuant to two meetings in which these selected residents were invited to attend; (d) we placed limitations on resale of the Preferred Stock; and (e) no sales commissions were paid directly or indirectly to any brokers or underwriters for the offering or selling the Preferred Stock.

The shares of Preferred Stock will be automatically converted into shares of Common Stock of Summit on May 15, 2005, the second anniversary of the opening of the first office of the Rockingham National Bank division of Shenandoah Valley National Bank. The number of shares of Common Stock into which each share of Preferred Stock will be automatically converted will be based on the total loans and deposits of the Rockingham National Bank division of Shenandoah Valley National Bank on May 15, 2005. Set forth below is a table of the conversion ratios to convert each share of Preferred Stock into the specified number of shares of Common Stock on May 15, 2005.




          Total Loans and Deposits of the           Conversion Ratio
       Rockingham National Bank division of       (Number of Shares of
       Shenandoah Valley National Bank as of   Common Stock to Number of
                   May 15, 2005                Shares of Preferred Stock)
      ---------------------------------------- ---------------------------
                 $0 - $29,999,999                     1.00 to 1.00
      ---------------------------------------- ---------------------------
             $30,000,000 - $39,999,999                1.10 to 1.00
      ---------------------------------------- ---------------------------
             $40,000,000 - $59,999,999                1.15 to 1.00
      ---------------------------------------- ---------------------------
               $60,000,000 and above                  1.25 to 1.00
      ---------------------------------------- ---------------------------


The holders of Preferred Stock have the option to convert the shares of Preferred Stock into Common Stock prior to the automatic conversion date of May 15, 2005. The holders of Preferred Stock must hold the shares of Preferred Stock for a minimum of sixty (60) days before converting their shares of Preferred Stock to Common Stock. If the holders of Preferred Stock convert their shares prior to May 15, 2005, then each share of Preferred Stock will be converted into one (1) share of Common Stock.


Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2004, we held our Annual Meeting of Shareholders, and the shareholders took the following actions:

     1. Elected as directors the following individuals to three year terms:

                                        For               Withheld
                                     ---------            --------
        Oscar M. Bean                2,653,530             16,252
        Dewey F. Bensenhaver         2,666,235              9,540
        John W. Crites               2,715,355              1,016
        James Paul Geary             2,651,542             17,792
        Phoebe F. Heishman           2,666,165              9,908
        Charles S. Piccirillo        2,665,521              9,456

        The following directors' terms of office continued after the 2004 annual shareholders' meeting: Frank A. Baer, III, Patrick N. Frye, Duke A. McDaniel, Ronald F. Miller, George R. Ours Jr., James M. Cookman, Thomas J. Hawse, III, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, and Harold K. Michael.

     2. Ratified Arnett & Foster, CPA's to serve as our independent auditors for 2004.

                For                  Against                    Abstentions
                ---                  -------                    -----------
             2,663,344                5,329                         3,038


     3. Approved amendment to Articles of Incorporation increasing our authorized common shares to 20,000,000.

                For                  Against                    Abstentions
                ---                  -------                    -----------
             2,599,471               133,494                       18,235



Item 6.  Reports on Form 8-K

On April 15, 2004, Summit issued a News Release announcing its earnings for the first quarter of 2004.

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



Date:  August 13, 2004
       ---------------