Form 10-Q
period 2004-09-30
SUMMIT FINANCIAL GROUP INC
filed 2004-11-12
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-16587

Summit Financial Group, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-0672148
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 North Main Street
Moorefield, West Virginia	26836
(Address of principal executive offices)	(Zip Code)

(304) 530-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
3,514,570 shares outstanding as of November 4, 2004

Summit Financial Group, Inc. and Subsidiaries

Summit Financial Group, Inc. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3. Defaults upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits
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
SIGNATURES	34
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Summit Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2004	2003	2003
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$12,372,452	$14,412,120	$11,370,800
Interest bearing deposits with other banks	3,163,714	3,141,092	3,681,418
Federal funds sold	1,000	244,000	99,000
Securities available for sale	209,702,259	235,409,228	223,606,544
Loans held for sale	12,096,649	6,352,836	709,400
Loans, net	586,200,670	498,340,211	473,779,481
Property held for sale	756,181	480,000	1,276,798
Premises and equipment, net	20,438,860	17,846,269	14,476,797
Accrued interest receivable	3,762,409	3,778,139	3,564,869
Goodwill	2,088,030	1,488,030	1,488,030
Other intangible assets	1,448,583	1,561,946	1,599,734
Other assets	10,215,068	8,411,333	8,630,058

Total assets	$862,245,875	$791,465,204	$744,282,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing	$50,884,765	$51,004,403	$47,034,511
Interest bearing	484,936,943	460,797,017	427,920,074

Total deposits	535,821,708	511,801,420	474,954,585

Short-term borrowings	77,518,423	49,714,246	41,049,045
Long-term borrowings	166,992,593	164,646,208	165,526,033
Subordinated debentures owed to unconsolidated subsidiary trusts	11,341,000	3,609,000	3,609,000
Other liabilities	5,282,750	4,506,787	3,642,742

Total liabilities	796,956,474	734,277,661	688,781,405

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value; authorized 250,000 shares, issued 2004 - 33,400 shares	33,400	—	—
Common stock, $2.50 par value; authorized 20,000,000 shares, issued 2004 -3,572,510 shares; December 2003 - 3,566,960 shares; September 2003 - 3,562,760 shares	8,931,275	8,917,400	8,906,900
Capital surplus	5,022,151	3,845,906	3,814,906
Retained earnings	50,800,508	43,427,000	41,741,298
Less cost of shares acquired for the treasury - 57,940 shares	(627,659)	(627,659)	(627,659)
Accumulated other comprehensive income	1,129,726	1,624,896	1,666,079

Total shareholders’ equity	65,289,401	57,187,543	55,501,524

Total liabilities and shareholders’ equity	$862,245,875	$791,465,204	$744,282,929

(*) — December 31, 2003 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans
Taxable	$9,217,361	$7,797,099	$26,068,692	$22,827,468
Tax-exempt	117,153	79,868	323,839	242,412
Interest and dividends on securities
Taxable	1,721,219	1,888,120	5,459,491	5,948,662
Tax-exempt	545,597	486,581	1,649,723	1,442,439
Interest on interest bearing deposits with other banks	32,063	37,868	94,858	115,199
Interest on Federal funds sold	1,074	3,985	2,377	17,660

Total interest income	11,634,467	10,293,521	33,598,980	30,593,840

Interest expense
Interest on deposits	2,450,508	2,466,649	7,254,208	7,608,580
Interest on short-term borrowings	317,243	113,039	692,043	285,848
Interest on long-term borrowings and subordinated debentures	1,805,352	1,771,798	5,191,979	5,387,835

Total interest expense	4,573,103	4,351,486	13,138,230	13,282,263

Net interest income	7,061,364	5,942,035	20,460,750	17,311,577
Provision for loan losses	292,500	232,500	757,500	682,500

Net interest income after provision for loan losses	6,768,864	5,709,535	19,703,250	16,629,077

Other income
Insurance commissions	184,329	64,963	344,889	149,832
Service fees	574,949	403,188	1,646,494	1,131,137
Mortgage origination revenue	7,732,451	210,789	18,665,770	533,564
Securities gains (losses)	(35,657)	—	1,403	106,410
Gain (loss) on sale of assets	(17,002)	4,388	(29,183)	2,747
Other	105,440	126,604	289,253	256,303

Total other income	8,544,510	809,932	20,918,626	2,179,993

Other expense
Salaries and employee benefits	5,054,952	2,141,611	13,480,698	5,940,432
Net occupancy expense	408,402	223,188	1,098,845	628,324
Equipment expense	432,551	326,401	1,302,995	937,238
Supplies	176,601	119,873	472,263	351,795
Professional fees	188,067	151,351	569,653	427,507
Postage	1,702,901	102,966	4,490,669	203,714
Advertising	1,228,655	88,836	3,493,981	201,153
Amortization of intangibles	37,788	37,788	113,364	113,364
Other	1,537,324	604,621	3,752,081	1,772,890

Total other expense	10,767,241	3,796,635	28,774,549	10,576,417

Income before income taxes	4,546,133	2,722,832	11,847,327	8,232,653
Income tax expense	1,420,115	879,675	3,596,065	2,517,075

Net income	$3,126,018	$1,843,157	$8,251,262	$5,715,578

Basic earnings per common share	$0.89	$0.53	$2.35	$1.63

Diluted earnings per common share	$0.87	$0.52	$2.30	$1.61

Average common shares outstanding
Basic	3,513,086	3,504,820	3,511,317	3,504,373

Diluted	3,606,290	3,554,700	3,581,763	3,549,988

Dividends per common share	$—	$—	$0.25	$0.20

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

						Accumulated
						Other	Total
						Compre-	Share-
	Preferred	Common	Capital	Retained	Treasury	hensive	holders’
	Stock	Stock	Surplus	Earnings	Stock	Income	Equity
Balance, December 31, 2003	$—	$8,917,400	$3,845,906	$43,427,000	$(627,659)	$1,624,896	$57,187,543
Nine Months Ended September 30, 2004
Comprehensive income:
Net income	—	—	—	8,251,262	—	—	8,251,262
Other comprehensive income, net of deferred tax benefit of ($303,491):
Net unrealized (loss) on securities of ($496,040), net of reclassification adjustment for gains included in net income of $870	—	—	—	—	—	(495,170)	(495,170)

Total comprehensive income							7,756,092

Exercise of stock options	—	13,875	51,174	—	—	—	65,049
Issuance of preferred shares	33,400	—	1,125,071	—	—	—	1,158,471
Cash dividends declared ($.25 per share)	—	—	—	(877,754)	—	—	(877,754)

Balance, September 30, 2004	$33,400	$8,931,275	$5,022,151	$50,800,508	$(627,659)	$1,129,726	$65,289,401

Balance, December 31, 2002	$—	$8,904,150	$3,805,891	$36,726,583	$(619,711)	$3,262,883	$52,079,796
Nine Months Ended September 30, 2003
Comprehensive income:
Net income	—	—	—	5,715,578	—	—	5,715,578
Other comprehensive income, net of deferred taxes of ($978,686):
Net unrealized (loss) on securities of ($1,530,830), net of reclassification adjustment for gains included in net income of $65,974	—	—	—	—	—	(1,596,804)	(1,596,804)

Total comprehensive income							4,118,774

Exercise of stock options	—	2,750	9,015	—	—	—	11,765
Purchase of treasury shares	—	—	—	—	(7,948)	—	(7,948)
Cash dividends declared ($.20 per share)	—	—	—	(700,863)	—	—	(700,863)

Balance, September 30, 2003	$—	$8,906,900	$3,814,906	$41,741,298	$(627,659)	$1,666,079	$55,501,524

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$8,251,262	$5,715,578
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,101,384	767,878
Provision for loan losses	757,500	682,500
Deferred income tax (benefit)	(435,650)	(238,050)
Loans originated for sale	(195,059,386)	(30,712,570)
Proceeds from loans sold	189,315,573	30,910,070
Securities (gains)	(1,403)	(106,410)
Loss on disposal of other assets	30,739	(2,747)
Amortization of securities premiums, net	636,999	1,110,682
Amortization of goodwill and purchase accounting adjustments, net	134,253	128,160
Increase in accrued interest receivable	15,730	461,141
(Increase) in other assets	(805,846)	(545,021)
Increase (decrease) in other liabilities	551,543	310,704

Net cash provided by operating activities	4,492,698	8,481,915

Cash Flows from Investing Activities
Net (increase) in interest bearing deposits with other banks	(22,623)	(1,496,049)
Proceeds from maturities and calls of securities available for sale	21,021,403	23,361,500
Proceeds from sales of securities available for sale	46,731,835	6,485,830
Principal payments received on securities available for sale	28,521,445	77,349,314
Purchases of securities available for sale	(71,980,456)	(121,902,748)
Net decrease in Federal funds sold	243,000	3,291,135
Net loans made to customers	(88,980,707)	(61,006,768)
Purchases of premises and equipment	(3,720,962)	(4,694,493)
Proceeds from sales of other assets	283,250	2,021,251
Net cash paid in acquisition of Sager Insurance Agency	(850,000)	—

Net cash (used in) investing activities	(68,753,815)	(76,591,028)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	15,115,420	3,283,990
Net increase in time deposits	8,904,869	13,085,239
Net increase in short-term borrowings	27,804,177	20,857,942
Proceeds from long-term borrowings	21,585,000	40,000,000
Repayment of long-term borrowings	(18,940,033)	(8,520,523)
Exercise of stock options	65,049	11,765
Dividends paid	(877,754)	(700,863)
Purchase of treasury stock	—	(7,948)
Net proceeds from issuance of trust preferred securities	7,406,250	—
Net proceeds from issuance of preferred stock	1,158,471	—

Net cash provided by financing activities	62,221,449	68,009,602

Increase (decrease) in cash and due from banks	(2,039,668)	(99,511)
Cash and due from banks:
Beginning	14,412,120	11,470,311

Ending	$12,372,452	$11,370,800

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — continued (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,221,052	$13,250,968

Income taxes	$4,065,534	$2,420,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$354,756	$787,871

Acquisition of Sager Insurance Agency:
Net cash and cash equivalents paid in acquisition of Sager Insurance Agency	$850,000	$—

Fair value of assets acquired (principally building and land)	$250,000	$—
Goodwill	600,000	—

	$850,000	$—

Noncash investment in unconsolidated subsidiary trust	$232,000	$—

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2003 and September 30, 2003, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Significant New Accounting Pronouncements

Variable interest entities: In December 2003 the Financial Accounting Standards Board (FASB) issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46-R”). In accordance with FIN 46-R, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity’s assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46-R, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of FIN 46-R require deconsolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46-R, we consolidated the trust and the balance sheet included the guaranteed beneficial interests in the subordinated debentures of the trust. Upon adoption of FIN 46-R at December 31, 2003, the trust has been deconsolidated and the junior subordinated debentures of the Company owned by the trust are being disclosed. The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46-R. The adoption of the provisions of FIN 46-R has had no material impact on our results of operations, financial condition, or liquidity. See Note 9 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures.

Loan commitments: During 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position, or liquidity.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 3. Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net Income	$3,126,018	$1,843,157	$8,251,262	$5,715,578

Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	3,513,086	3,504,820	3,511,317	3,504,373
Effect of dilutive securities:
Convertible preferred stock	37,730	—	18,865	—
Stock options	55,474	49,880	51,581	45,615

	93,204	49,880	70,446	45,615

Denominator for diluted earnings per share — weighted average common shares outstanding and assumed conversions	3,606,290	3,554,700	3,581,763	3,549,988

Basic earnings per share	$0.89	$0.53	$2.35	$1.63

Diluted earnings per share	$0.87	$0.52	$2.30	$1.61

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 4. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2004 and December 31, 2003, and September 30, 2003 are summarized as follows:

	September 30, 2004
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$17,742,890	$269,508	$22,231	$17,990,167
Mortgage-backed securities	119,555,229	820,559	510,271	119,865,517
State and political subdivisions	3,746,155	15,130	—	3,761,285
Corporate debt securities	5,000,672	256,419	—	5,257,091
Federal Reserve Bank stock	526,000	—	—	526,000
Federal Home Loan Bank stock	12,453,200	—	—	12,453,200
Other equity securities	175,535	—	—	175,535

Total taxable	159,199,681	1,361,616	532,502	160,028,795

Tax-exempt:
State and political subdivisions	41,219,731	1,691,544	7,788	42,903,487
Federal Reserve Bank stock	8,400	—	—	8,400
Other equity securities	7,490,763	—	729,186	6,761,577

Total tax-exempt	48,718,894	1,691,544	736,974	49,673,464

Total	$207,918,575	$3,053,160	$1,269,476	$209,702,259

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2003
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$21,323,741	$556,785	$37,831	$21,842,695
Mortgage-backed securities	132,030,288	959,890	532,445	132,457,733
State and political subdivisions	4,008,910	24,685	—	4,033,595
Corporate debt securities	16,516,090	774,306	—	17,290,396
Federal Reserve Bank stock	436,000	—	—	436,000
Federal Home Loan Bank stock	10,319,400	—	—	10,319,400
Other equity securities	175,535	—	—	175,535

Total taxable	184,809,964	2,315,666	570,276	186,555,354

Tax-exempt:
State and political subdivisions	40,510,819	1,448,023	31,757	41,927,085
Federal Reserve Bank stock	8,400	—	—	8,400
Other equity securities	7,519,216	—	600,827	6,918,389

Total tax-exempt	48,038,435	1,448,023	632,584	48,853,874

Total	$232,848,399	$3,763,689	$1,202,860	$235,409,228

	September 30, 2003
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$29,190,922	$674,663	$25,599	$29,839,986
Mortgage-backed securities	113,335,764	924,851	854,787	113,405,828
State and political subdivisions	4,602,024	32,371	—	4,634,395
Corporate debt securities	20,796,792	1,063,383	—	21,860,175
Federal Reserve Bank stock	436,000	—	—	436,000
Federal Home Loan Bank stock	10,257,400	—	—	10,257,400
Other equity securities	175,535	—	—	175,535

Total taxable	178,794,437	2,695,268	880,386	180,609,319

Tax-exempt:
State and political subdivisions	34,805,206	1,238,243	51,308	35,992,141
Federal Reserve Bank stock	8,400	—	—	8,400
Other equity securities	7,528,703	—	532,019	6,996,684

Total tax-exempt	42,342,309	1,238,243	583,327	42,997,225

Total	$221,136,746	$3,933,511	$1,463,713	$223,606,544

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at September 30, 2004, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$43,781,230	$43,996,489
Due from one to five years	88,195,718	88,702,186
Due from five to ten years	25,155,519	25,756,396
Due after ten years	30,132,210	31,322,476
Equity securities	20,653,898	19,924,712

	$207,918,575	$209,702,259

Note 5. Loans

Loans are summarized as follows:

	September 30,	December 31,	September 30,
	2004	2003	2003
Commercial	$49,630,140	$46,860,481	$43,887,181
Commercial real estate	271,096,757	209,391,036	201,011,465
Real estate — construction	3,351,168	2,368,552	4,042,282
Real estate — mortgage	218,117,609	196,134,926	183,141,730
Consumer	40,558,484	41,112,132	40,846,458
Other	9,784,308	8,223,033	6,330,576

Total loans	592,538,466	504,090,160	479,259,692
Less unearned fees and interest	1,199,675	1,069,324	995,948

Total loans net of unearned fees and interest	591,338,791	503,020,836	478,263,744
Less allowance for loan losses	5,138,121	4,680,625	4,484,263

Loans, net	$586,200,670	$498,340,211	$473,779,481

Note 6. Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2004 and 2003, and for the year ended December 31, 2003 is as follows:

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended
	September 30,		Year Ended December 31,
	2004	2003	2003
Balance, beginning of period	$4,680,625	$4,053,131	$4,053,131
Losses:
Commercial	118,635	1,308	1,308
Commercial real estate	6,862	96,640	96,640
Real estate — mortgage	5,199	59,952	59,952
Consumer	163,304	150,378	178,305
Other	235,373	42,333	72,539

Total	529,373	350,611	408,744

Recoveries:
Commercial	184	1,583	1,805
Commercial real estate	21,301	—	2,602
Real estate — mortgage	9,413	300	413
Consumer	77,683	65,638	78,515
Other	120,788	31,722	37,903

Total	229,369	99,243	121,238

Net losses	300,004	251,368	287,506
Provision for loan losses	757,500	682,500	915,000

Balance, end of period	$5,138,121	$4,484,263	$4,680,625

Note 7. Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2004 and other intangible assets at September 30, 2004, December 31, 2003, and September 30, 2003. There was no goodwill activity during 2003.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total
Balance, January 1, 2004	$1,488,030	$—	$—	$1,488,030
Acquired goodwill, net	—	—	600,000	600,000

Balance, September 30, 2004	$1,488,030	$—	$600,000	$2,088,030

	Unidentifiable Intangible Assets
	September 30,	December 31,	September 30,
	2004	2003	2003
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	818,740	705,377	667,589

Net carrying amount	$1,448,583	$1,561,946	$1,599,734

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

We recorded amortization expense of approximately $113,000 for the nine months ended September 30, 2004 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2004 through 2008.

Note 8. Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2004 and 2003 and December 31, 2003:

	September 30,	December 31,	September 30,
	2004	2003	2003
Interest bearing demand deposits	$123,686,663	$112,670,844	$101,739,751
Savings deposits	51,616,243	47,397,004	47,306,731
Certificates of deposit	283,649,197	274,543,713	252,405,795
Individual retirement accounts	25,984,840	26,185,456	26,467,797

Total	$484,936,943	$460,797,017	$427,920,074

The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2004:

	Amount	Percent
Three months or less	$24,886,451	21.0%
Three through six months	21,748,115	18.3%
Six through twelve months	27,091,593	22.8%
Over twelve months	44,919,794	37.9%

Total	$118,645,953	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2004 is as follows:

Three month period ending December 31, 2004	$71,534,779
Year Ending December 31, 2005	153,835,371
Year Ending December 31, 2006	42,865,655
Year Ending December 31, 2007	16,843,610
Year Ending December 31, 2008	15,542,605
Thereafter	9,012,017

$309,634,037

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 9. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2004
	Federal Funds		Federal
	Purchased		Home
	and		Loan Bank
	Lines of	Repurchase	Short-term
	Credit	Agreements	Advances
Balance at September 30	$127,000	$10,289,823	$67,101,600
Average balance outstanding for the period	1,166,283	9,651,655	52,308,195
Maximum balance outstanding at any month end during period	1,173,000	10,524,126	67,101,600
Weighted average interest rate for the period	1.99%	1.52%	1.44%
Weighted average interest rate for balances outstanding at September 30	2.29%	1.64%	2.03%

	Year Ended December 31, 2003
	Federal Funds		Federal
	Purchased		Home
	and		Loan Bank
	Lines of	Repurchase	Short-term
	Credit	Agreements	Advances
Balance at December 31	$—	$10,429,146	$39,285,100
Average balance outstanding for the year	1,191,013	8,419,384	22,177,797
Maximum balance outstanding at any month end during year	6,851,000	10,429,146	39,285,100
Weighted average interest rate for the year	2.37%	1.55%	1.27%
Weighted average interest rate for balances outstanding at December 31	—	1.59%	1.07%

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2003
	Federal Funds		Federal
	Purchased		Home
	and		Loan Bank
	Lines of	Repurchase	Short-term
	Credit	Agreements	Advances
Balance at September 30	$500,000	$8,799,845	$31,749,200
Average balance outstanding for the period	968,949	8,365,447	17,019,751
Maximum balance outstanding at any month end during period	6,851,000	9,002,590	31,749,200
Weighted average interest rate for the period	3.50%	1.62%	1.28%
Weighted average interest rate for balances outstanding at September 30	2.61%	1.55%	1.33%

Long-term borrowings: Our long-term borrowings of $166,992,593, $164,646,208 and $165,526,033 at September 30, 2004, December 31, 2003, and September 30, 2003 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2004 was 4.02% compared to 4.63% for the first nine months of 2003.

Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at September 30, 2004, and $3,609,000 at both December 31, 2003 and September 30, 2003.

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2004	$7,378,992
2005	28,793,780
2006	17,028,624
2007	14,554,208
2008	14,344,851
Thereafter	96,233,138

$178,333,593

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

The following pro forma disclosures present for the quarters ended and nine months ended September 30, 2004 and 2003, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$3,126	$1,843	$8,251	$5,716
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(9)	(80)	(27)

Pro forma	$3,103	$1,834	$8,171	$5,689

Basic earnings per share:
As reported	$0.89	$0.53	$2.35	$1.63

Pro forma	$0.88	$0.52	$2.33	$1.62

Diluted earnings per share:
As reported	$0.87	$0.52	$2.30	$1.61

Pro forma	$0.86	$0.52	$2.28	$1.60

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for grants during the first nine months of 2004: risk free interest rate of 2.96%; dividend yield of 1.21%; volatility factor of the expected market price of our common stock of 22; and an expected option life of 5 years. The weighted-average grant date fair value of the options granted was $7.68. There were no option grants during the first nine months of 2003. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Note 11. Issuance of Preferred Stock

On April 23, 2004, the Board of Directors approved an amendment to our Articles of Incorporation establishing the Rockingham National Bank Series Convertible Preferred Stock (“Preferred Stock”) and authorizing up to 40,000 shares of its issuance. On May 17, 2004, we completed the sale of 33,400 shares of Preferred Stock in a private placement. The Preferred Stock was sold to potential investors that we believed would be beneficial to the development and support of the Rockingham National Bank, a division of Summit’s subsidiary, Shenandoah Valley National Bank, and to the outside directors of Shenandoah Valley National Bank. The offering price for each share of the Preferred Stock was the mean of the closing prices of Summit’s common stock reported on the last five (5) business days on which the stock traded prior to and inclusive of May 10, 2004, which was $35.28 per share, and aggregate offering proceeds were $1,158,471, net of related issuance costs. The shares of Preferred Stock will convert automatically into a maximum of 41,750 shares of our common stock on May 15, 2005 based on the total loans and deposits of the Rockingham National Bank division of Shenandoah Valley National Bank on that date.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 12. Stock Split

On October 29, 2004, our Board of Directors authorized a 2-for-1 split of our common stock to be effected in the form of a 100% stock dividend that will be distributed on December 15, 2004 to shareholders of record as of December 1, 2004.

Note 13. Restrictions on Capital

We and our subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and each of our subsidiaries must meet specific capital guidelines that involve quantitative measures of our and our subsidiaries’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. We and each of our subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of September 30, 2004, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiaries’, Summit Community Bank’s (“Summit Community”), Capital State Bank, Inc.’s (“Capital State”) and Shenandoah Valley National Bank’s (“Shenandoah”) are presented in the following table.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total Capital (to risk weighted assets)
Summit	$76,371	12.4%	$49,455	8.0%	$61,819	10.0%
Summit Community	31,168	11.1%	22,541	8.0%	28,176	10.0%
Capital State	14,339	11.2%	10,223	8.0%	12,779	10.0%
Shenandoah	22,520	11.2%	16,015	8.0%	20,019	10.0%
Tier I Capital (to risk weighted assets)
Summit	71,233	11.5%	24,728	4.0%	37,091	6.0%
Summit Community	28,727	10.2%	11,271	4.0%	16,906	6.0%
Capital State	13,110	10.3%	5,111	4.0%	7,667	6.0%
Shenandoah	21,052	10.5%	8,008	4.0%	12,011	6.0%
Tier I Capital (to average assets)
Summit	71,233	8.3%	25,619	3.0%	42,698	5.0%
Summit Community	28,727	7.2%	11,970	3.0%	19,951	5.0%
Capital State	13,110	7.1%	5,502	3.0%	9,170	5.0%
Shenandoah	21,052	8.1%	7,815	3.0%	13,026	5.0%
As of December 31, 2003
Total Capital (to risk weighted assets)
Summit	$60,092	11.0%	43,678	8.0%	54,598	10.0%
Summit Community	28,449	10.9%	20,791	8.0%	25,989	10.0%
Capital State	12,843	10.7%	9,621	8.0%	12,026	10.0%
Shenandoah	16,650	10.4%	12,780	8.0%	15,975	10.0%
Tier I Capital (to risk weighted assets)
Summit	55,411	10.1%	21,839	4.0%	32,759	6.0%
Summit Community	26,032	10.0%	10,396	4.0%	15,593	6.0%
Capital State	11,830	9.8%	4,810	4.0%	7,216	6.0%
Shenandoah	15,399	9.6%	6,390	4.0%	9,585	6.0%
Tier I Capital (to average assets)
Summit	55,411	7.3%	22,692	3.0%	37,820	5.0%
Summit Community	26,032	7.0%	11,184	3.0%	18,639	5.0%
Capital State	11,830	7.0%	5,064	3.0%	8,440	5.0%
Shenandoah	15,399	7.1%	6,472	3.0%	10,786	5.0%

Note 14. Segment Information

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For the Quarter Ended September 30, 2004
	Community	Mortgage	Parent and
Dollars in thousands	Banking	Banking	Other	Eliminations	Total
Condensed Statements of Income
Interest income	$11,399	$421	$5	$(191)	$11,634
Interest expense	4,436	189	139	(191)	4,573

Net interest income	6,963	232	(134)	—	7,061
Provision for loan losses	293	—	—	—	293

Net interest income after provision for loan losses	6,670	232	(134)	—	6,768

Noninterest income	700	7,732	1,147	(1,034)	8,545
Noninterest expense	3,880	6,585	1,336	(1,034)	10,767

Income before income taxes	3,490	1,379	(323)	—	4,546
Income taxes	1,064	479	(123)	—	1,420

Net income	$2,426	$900	$(200)	$—	$3,126

Average assets	$846,824	$20,185	$75,311	$(67,515)	$874,805

	For the Quarter Ended September 30, 2003
	Community	Mortgage	Parent and
Dollars in thousands	Banking	Banking	Other	Eliminations	Total
Condensed Statements of Income
Interest income	$10,298	$—	$2	$(6)	$10,294
Interest expense	4,292	—	66	(6)	4,352

Net interest income	6,006	—	(64)	—	5,942
Provision for loan losses	232	—	—	—	232

Net interest income after provision for loan losses	5,774	—	(64)	—	5,710

Noninterest income	599	211	844	(844)	810
Noninterest expense	3,390	331	920	(844)	3,797

Income before income taxes	2,983	(120)	(140)	—	2,723
Income taxes	938	(41)	(17)	—	880

Net income	$2,045	$(79)	$(123)	$—	$1,843

Average assets	$719,738	$3,994	$60,940	$(58,962)	$725,710

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30, 2004
	Community	Mortgage	Parent and
Dollars in thousands	Banking	Banking	Other	Eliminations	Total
Condensed Statements of Income
Interest income	$33,095	$930	$11	$(437)	$33,599
Interest expense	12,790	432	353	(437)	13,138

Net interest income	20,305	498	(342)	—	20,461
Provision for loan losses	758	—	—	—	758

Net interest income after provision for loan losses	19,547	498	(342)	—	19,703

Noninterest income	2,065	18,664	3,032	(2,842)	20,919
Noninterest expense	11,299	16,600	3,718	(2,842)	28,775

Income before income taxes	10,313	2,562	(1,028)	—	11,847
Income taxes	3,114	885	(403)	—	3,596

Net income	$7,199	$1,677	$(625)	$—	$8,251

Average assets	$805,533	$15,376	$72,352	$(64,724)	$828,537

	For the Nine Months Ended September 30, 2003
	Community	Mortgage	Parent and
Dollars in thousands	Banking	Banking	Other	Eliminations	Total
Condensed Statements of Income
Interest income	$30,603	$—	$6	$(15)	$30,594
Interest expense	13,125	—	172	(15)	13,282

Net interest income	17,478	—	(166)	—	17,312
Provision for loan losses	683	—	—	—	683

Net interest income after provision for loan losses	16,795	—	(166)	—	16,629

Noninterest income	1,666	534	2,444	(2,464)	2,180
Noninterest expense	9,810	498	2,732	(2,464)	10,576

Income before income taxes	8,651	36	(454)	—	8,233
Income taxes	2,640	12	(135)	—	2,517

Net income	$6,011	$24	$(319)	$—	$5,716

Average assets	$703,576	$3,280	$58,786	$(56,918)	$708,724

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our wholly owned subsidiaries, Summit Community Bank (“Summit Community”), Capital State Bank, Inc. (“Capital State”),Shenandoah Valley National Bank (“Shenandoah”), Summit Financial, LLC (“SFLLC”), and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K.

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

OVERVIEW AND 4TH QUARTER 2004 EARNINGS

Our primary source of income is net interest income from loans and deposits. Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Strong growth in our interest earning assets resulted in an increase of 18.18%, or $3,298,000, in our net interest earnings on a tax equivalent basis for the first nine months in 2004 compared to the same period of 2003. Further, our mortgage banking segment, SFLLC, which began operations during third quarter 2003, contributed $1,684,000 to our first nine months 2004 earnings. Although we have experienced strong earnings momentum from SFLLC, there can be no assurances that SFLLC will continue to perform at this level in the near-term. Earnings derived from SFLLC in the short-term are expected to be tempered by seasonal factors, an overall slowing of consumer mortgage refinancings, and the intense competition that exists in the mortgage lending industry. Accordingly, we anticipate a reduction in the earnings contributed by SFLLC in fourth quarter of 2004, and we expect our consolidated diluted earnings per share for the fourth quarter 2004 to range between $0.65 and $0.70, less than an analyst’s most recent published estimate of $0.77 for the same period.

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

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we completed the required annual impairment test for 2004 and determined that no impairment write-offs were necessary. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 7 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income (loss) by segment follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
in thousands	2004	2003	2004	2003
Community Banking	$2,426	$2,045	$7,199	$6,011
Mortgage Banking	900	(79)	1,677	24
Parent and Other	(200)	(123)	(625)	(319)

Consolidated net income	$3,126	$1,843	$8,251	$5,716

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended September 30, 2004 grew 69.61% to $3,126,000, or $0.87 per diluted share as compared to $1,843,000, or $0.52 per diluted share for the quarter ended September 30, 2003. Returns on average equity and assets for the first nine months of 2004 were 18.31% and 1.33%, respectively, compared with 14.06% and 1.08% for the same period of 2003.

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

Our net interest income on a fully tax-equivalent basis totaled $21,443,000 for the nine months period ended September 30, 2004 compared to $18,145,000 for the same period of 2003, representing an increase of $3,298,000 or 18.18%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 36 basis points decline in the yield on interest earning assets during the same period. Average interest earning assets grew 16.7% from $670,907,000 during the first nine months of 2003 to $782,780,000 for the first nine months of 2004. Average interest bearing liabilities grew 17.6% from $604,149,000 at September 30, 2003 to $710,441,000 at September 30, 2004, at an average yield for the first nine months of 2004 of 2.47% compared to 2.93% for the same period of 2003.

Our net yield on interest earning assets increased to 3.65% for the nine month period ended September 30, 2004, compared to 3.61% for the same period in 2003. The yields on taxable loans declined 60 basis points during the period ended September 30, 2004, and during the same period, our cost of interest bearing funds also decreased by 46 basis points. Consistent with the experience of many other financial institutions, this margin compression is the result of earning assets repricing at historically low yields, while at the same time, we have limited ability to decrease correspondingly the rates paid on interest bearing liabilities. Further contributing to this situation are historically high prepayments of loans and mortgage-backed securities which necessitate the reinvestment of significant cash flows at rates well below each respective portfolio’s overall yield.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected continued decline in our net interest margin. However, if market interest rates remain significantly unchanged, or go lower over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets. See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table I — Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2004			September 30, 2003
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$554,819	$26,069	6.26%	$443,628	$22,827	6.86%
Tax-exempt (1)	8,628	489	7.56%	5,931	367	8.25%
Securities
Taxable	167,446	5,459	4.35%	174,554	5,949	4.54%
Tax-exempt (1)	48,344	2,468	6.81%	40,934	2,151	7.01%
Federal funds sold and interest bearing deposits with other banks	3,543	97	3.65%	5,860	133	3.03%

Total interest earning assets	782,780	34,582	5.89%	670,907	31,427	6.25%

Noninterest earning assets
Cash & due from banks	13,269			8,645
Premises and equipment	19,803			13,091
Other assets	17,577			20,321
Allowance for loan losses	(4,892)			(4,240)

Total assets	$828,537			$708,724

Interest bearing liabilities
Interest bearing demand deposits	$119,403	$841	0.94%	$97,891	$590	0.80%
Savings deposits	49,234	174	0.47%	46,821	202	0.58%
Time deposits	307,334	6,240	2.71%	278,648	6,816	3.26%
Short-term borrowings	63,120	692	1.46%	26,407	286	1.44%
Long-term borrowings and capital trust securities	171,350	5,192	4.04%	154,382	5,388	4.65%

Total interest bearing liabilities	710,441	13,139	2.47%	604,149	13,282	2.93%

Noninterest bearing liabilities and shareholders’ equity
Demand deposits	52,631			45,394
Other liabilities	5,372			4,965
Shareholders’ equity	60,093			54,216

Total liabilities and shareholders’ equity	$828,537			$708,724

Net interest earnings		$21,443			$18,145

Net yield on interest earning assets			3.65%			3.61%

(1)	- Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $983,000 and $833,000 for the periods ended September 30, 2004 and 2003, respectively.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table II — Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2004 versus September 30, 2003
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,352	$(2,110)	$3,242
Tax-exempt	155	(33)	122
Securities
Taxable	(237)	(253)	(490)
Tax-exempt	379	(62)	317
Federal funds sold and interest bearing deposits with other banks	(60)	24	(36)

Total interest earned on interest earning assets	5,589	(2,434)	3,155

Interest paid on:
Interest bearing demand deposits	142	109	251
Savings deposits	10	(38)	(28)
Time deposits	657	(1,233)	(576)
Short-term borrowings	403	3	406
Long-term borrowings and capital trust securities	557	(753)	(196)

Total interest paid on interest bearing liabilities	1,769	(1,912)	(143)

Net interest income	$3,820	$(522)	$3,298

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

We recorded a $758,000 provision for loan losses for the first nine months of 2004, compared to $683,000 for the same period in 2003. Net loan charge offs for the first nine months of 2004 were $300,000, as compared to $251,000 over the same period of 2003. At September 30, 2004, the allowance for loan losses totaled $5,138,000 or 0.87% of loans, net of unearned income, compared to $4,681,000 or 0.93% of loans, net of unearned income at December 31, 2003.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Table III — Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Accruing loans past due 90 days or more	$457	$259	$342
Nonperforming assets:
Nonaccrual loans	1,008	345	1,014
Nonaccrual securities	363	399	396
Foreclosed properties	756	560	497
Repossessed assets	53	11	—

Total	$2,637	$1,574	$2,249

Total nonperforming loans as a percentage of total loans	0.39%	0.25%	0.27%

Total nonperforming assets as a percentage of total assets	0.31%	0.21%	0.28%

Noninterest Income

On the strength of mortgage origination revenue, total noninterest income increased to $8,544,000 for the third quarter of 2004, compared to $810,000 for the same period of 2003. Mortgage origination revenue grew to $7,732,000 for the third quarter of 2004, compared to $211,000 for the same period of 2003. This increase was due to the organization of SFLLC during the third quarter of 2003. This revenue includes mortgage loan origination and sales activity conducted through SFLLC. Refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Total noninterest income was $20,919,000 for the first nine months of 2004, compared to $2,180,000 in the same period of 2003. Mortgage origination revenue was $18,666,000 for the first nine months of 2004, compared to $534,000 for the same period of 2003.

Noninterest Expense

Total noninterest expense increased approximately $18,199,000, or 172.1% to $28,775,000 during the first nine months of 2004 as compared to the same period in 2003. The primary factor contributing to growth in noninterest expense was an increase in salaries and employee benefits expense due to the staffing requirements of SFLLC. Two other major contributors to the increase in total noninterest expense for the nine months ended September 30, 2004 were advertising and postage expense. These increased expenses resulted from SFLLC’s direct mail program utilized to obtain customers. Refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Our total assets were $862,246,000 at September 30, 2004, compared to $791,465,000 at December 31, 2003, representing an 8.9% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2003 and September 30, 2004.

Table IV — Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance December 31,	Increase (Decrease)		Balance September 30,
	2003	Amount	Percentage	2004
Assets
Securities available for sale	235,409	(25,707)	-10.9%	209,702
Loans, net of unearned income	504,693	93,605	18.5%	598,298
Liabilities
Interest bearing deposits	$460,797	$24,140	5.2%	$484,937
Short-term borrowings	49,714	27,804	55.9%	77,518
Long-term borrowings	168,255	10,079	6.0%	178,334

Loan growth during the first nine months of 2004, occurring principally in the commercial and real estate portfolios, was funded primarily by both long-term and short-term borrowings from the FHLB.

Refer to Notes 4, 5, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2004 and December 31, 2003.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $112 million, or 13.0% of total assets at September 30, 2004 versus $115 million, or 14.7% of total assets at December 31, 2003.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at September 30, 2004 totaled $65,289,000 compared to $57,188,000 at December 31, 2003, representing an increase of 14.2%.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at September 30, 2004.

	Long
	Term	Subordinated
	Debt	Debentures
2004	$7,378,992	$—
2005	28,793,780	—
2006	17,028,624	—
2007	14,554,208	—
2008	14,344,851	—
Thereafter	84,892,138	11,341,000

Total	$166,992,593	$11,341,000

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at September 30, 2004 are presented in the following table.

September 30,
2004
Commitments to extend credit:
Revolving home equity and credit card lines	$23,678,939
Construction loans	52,910,895
Other loans	28,507,982
Standby letters of credit	4,909,491

Total	$110,007,307

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is our primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of imbedded options. The principal objective of asset/liability management is to minimize interest rate risk and our actions in this regard are taken under the guidance of our Asset/Liability Management Committee (“ALCO”), which is comprised of members of senior management and members of the Board of Directors. The ALCO actively formulates the economic assumptions that we use in our financial planning and budgeting process and establishes policies which control and monitor our sources, uses and prices of funds.

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

The following table shows our projected earnings sensitivity as of September 30, 2004 which is well within our ALCO policy limit of +/- 10%:

Change in	Percentage
Interest Rates	Change in Net
(basis points)	Interest Income
Down 100	-2.10%
Up 100	0.58%
Up 200	0.75%

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of September 30, 2004, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2004 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Summit Financial Group, Inc. and Subsidiaries

Part II. Other Information

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

The plaintiff seeks damages in the amount proven at trial on each claim and punitive damages in the amount of $350,000 on each claim. Plaintiff also seeks permanent and temporary injunctive relief prohibiting the alleged use of trade secrets by Summit Financial and the alleged solicitation of Corinthian’s employees.

On January 22, 2004, we successfully defeated the Petition for Temporary Injunction brought against us by Corinthian Mortgage Corporation. The Circuit Court of Fairfax County, Virginia denied Corinthian’s petition.

We, after consultation with legal counsel, believe that Corinthian’s claims made in its recent lawsuit arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets are without foundation and that meritorious defenses exist as to all the claims. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. We believe that the lawsuit is without merit and will have no material adverse effect on us. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

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

Date: November 12, 2004