Form 10-K
period 2004-12-31
SUMMIT FINANCIAL GROUP INC
filed 2005-03-16
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-16587

Summit Financial Group, Inc.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0672148 (I.R.S. Employer Identification No.)

300 N. Main Street Moorefield, West Virginia (Address of principal executive offices)	26836 (Zip Code)

(304) 530-7233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [§229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004, was approximately $103,265,000. The number of shares of the Registrant’s Common Stock outstanding on March 1, 2005, was 7,039,840. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.

Part of Form 10-K into which
Document	document is incorporated
Portions of the Registrant’s 2004 Annual Report to Shareholders	Part II – Items 6, 7, 7A, and 8

Portions of the Registrant’s Proxy Statement for the	Part III — Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 19, 2005

SUMMIT FINANCIAL GROUP, INC

Form 10-K Index

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

PART I.

Item 1. Business

General

Summit Financial Group, Inc. (“Company” or “Summit”) is a $889 million financial holding company headquartered in Moorefield, West Virginia. We operate two business segments, community banking and mortgage banking. Our community banking segment provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia. We provide these services through our two community bank subsidiaries: Summit Community Bank (“Summit Community”), and Shenandoah Valley National Bank (“Shenandoah”) (collectively, the “Bank Subsidiaries”). Summit Financial, LLC (“SFLLC”), our mortgage banking segment, originates loans to customers throughout the United States from its headquarters in Herndon, Virginia. We also operate Summit Insurance Services, LLC in Moorefield, West Virginia. Our segmented financial information for 2004, 2003, and 2002 is set forth in the tables in Note 18 of the notes of the accompanying consolidated financial statements and a discussion of this information is in the Management’s Discussion and Analysis section of our 2004 annual report and is incorporated herein by reference.

The Company was incorporated under the laws of the State of West Virginia in 1987, and became the parent bank holding company of South Branch Valley National Bank (“South Branch”), a nationally chartered banking association headquartered in Moorefield, West Virginia on December 31,1987. In early 1997, the Company purchased approximately 40% of the outstanding common shares of Capital State, a West Virginia chartered bank headquartered in Charleston, West Virginia, for $5.2 million. On March 31, 1998, Summit acquired the remaining 60% of its outstanding common shares in an exchange of Summit common stock valued at $7.9 million. Effective April 22, 1999, Capital State purchased three branch banking facilities located in Greenbrier County, West Virginia. The transaction included the Branches’ facilities and associated loan and deposit accounts. Total deposits assumed approximated $47.4 million and total loans acquired approximated $8.9 million. On May 17, 1999, Shenandoah, a newly organized, nationally chartered bank subsidiary of Summit, opened for business in Winchester, Virginia. Shenandoah was initially capitalized with $4 million. On December 30, 1999, Summit merged with Potomac Valley Bank, a $94 million West Virginia chartered bank headquartered in Petersburg, West Virginia, through an exchange of common stock. On January 18, 2002, South Branch and Potomac merged to form Summit Community, a West Virginia banking association. In third quarter 2003, Summit organized and established SFLLC as a wholly owned subsidiary of Shenandoah. In first quarter 2004, we acquired an insurance agency in Moorefield, West Virginia, which now operates as Summit Insurance Services, LLC. In fourth quarter 2004, Summit Community Bank and Capital State Bank merged, and now operate under the name Summit Community Bank.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services. The deposits of the Bank Subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”).

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. We and our Bank Subsidiaries have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. We also have a marketing program that primarily utilizes local radio and newspapers to advertise.

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

Mortgage Banking

Our mortgage banking segment originates for resale: 1) primarily residential second mortgage debt consolidation loans to customers throughout the United States marketed utilizing direct mail to customers with reasonably good credit histories who desire to reduce their credit card and other consumer debts by obtaining second mortgage debt-consolidation loans; and 2) traditional residential first mortgage loans to borrowers in West Virginia and northern Virginia.

Supervision and Regulation

General

We, as a financial holding company, are subject to the restrictions of the Bank Holding Company Act of 1956, as amended (“BHCA”), and are registered pursuant to its provisions. As a registered financial holding company, we are subject to the reporting requirements of the Federal Reserve Board of Governors (“FRB”), and are subject to examination by the FRB.

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

The BHCA permits us to purchase or redeem our own securities. However, Regulation Y provides that prior notice must be given to the FRB if the total consideration for such purchase or consideration, when aggregated with the net consideration paid by us for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company’s consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

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

The operations of Shenandoah, as a national banking association, are subject to federal statutes and regulations which apply to national banks, and are primarily regulated by the Comptroller of Currency (“OCC”). Summit Community is subject to similar West Virginia statutes and regulations, and is primarily regulated by the West Virginia Division of Banking. The Bank Subsidiaries are also subject to regulations promulgated by the FRB and the FDIC. As members of the FDIC, the deposits of the Bank Subsidiaries are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of the Bank Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, the Bank Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

Permitted Non-banking Activities

The FRB permits, within prescribed limits, financial holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West Virginia. Some examples of non-banking activities which presently may be performed by a financial holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the financial holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler’s checks and U.S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

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

The FRB has a policy that a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a financial holding company to contribute capital to a troubled subsidiary bank, and may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Summit may not have the resources to provide it. Any capital loans by a holding company to any subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a financial holding company’s bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In 1989, the United States Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). Under FIRREA depository institutions insured by the FDIC may now be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank or subsidiary of Summit causes a loss to the FDIC, other bank subsidiaries of Summit could be liable to the FDIC for the amount of such loss.

Under federal law, the OCC may order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. Summit, as the sole stockholder of Bank Subsidiaries, is subject to such provisions.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Tier 1”, or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles. “Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. “Total capital” is the sum of Tier 1 and Tier 2 capital. Financial holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a financial holding company’s Tier 1 capital.

Financial holding companies are required to maintain a risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s particular circumstances warrant. For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines). The guidelines provide for a minimum leverage ratio of 3% for financial holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Financial holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 1 to 2 percent.

The guidelines also provide that financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the FRB’s guidelines indicate that the FRB will continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

On August 2, 1995, the FRB and other banking agencies issued their final rule to implement the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.

Failure to meet applicable capital guidelines could subject the financial holding company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and termination of deposit insurance by the FDIC, as well as to the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” as applicable to undercapitalized institutions.

Our regulatory capital ratios and each of the Bank Subsidiaries’ capital ratios as of year end 2004 are set forth in the table in Note 17 of the notes of the accompanying consolidated financial statements.

Federal Deposit Insurance Corporation Improvement Act of 1991

In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statues.

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

By regulation, an institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were “well capitalized” institutions as of December 31, 2004. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Reigle-Neal Interstate Banking Bill

In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the “Interstate Bill”). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states “opt-in” sooner, or “opt-out” before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Interstate Bill. The Interstate Bill permits consolidation of banking institutions across state lines and, under certain conditions, de novo entry.

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”). The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities. Moreover, in 1994, the Department of Justice, became more actively involved in enforcing fair lending laws.

In the most recent CRA examinations by the applicable bank regulatory authorities, each of the Bank Subsidiaries was given “satisfactory” or better CRA ratings.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through the financial holding company, which have as its “umbrella regulator” the FRB. Functional regulation of the financial holding company’s separately regulated subsidiaries are conducted by their primary functional regulators. The GLB Act makes a CRA rating of satisfactory or above necessary for insured depository institutions and their financial holding companies to engage in new financial activities. The GLB Act also provides a Federal right to privacy of non-public personal information of individual customers.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOA”) was enacted, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of SOA, our Chief Executive Officer and Chief Financial Officer are each required to certify that Summit’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in Summit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Employees

At February 15, 2005, we employed 254 full-time equivalent employees.

Available Information

Our internet website address is www.summitfgi.com, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such filed reports with the Securities and Exchange Commission (“SEC”) are accessible through this website free of charge as soon as reasonably practicable after we electronically file such reports with the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing with the Securities and Exchange Commission.

These reports are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may read and copy any materials that we file with the SEC at the Public Reference Room. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2004, which portions have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information	Page Reference
1. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential
a. Average Balance Sheets	6
b. Analysis of Net Interest Earnings	5
c. Rate Volume Analysis of Changes in Interest Income and Expense	7
2. Investment Portfolio
a. Book Value of Investments	12
b. Maturity Schedule of Investments	12
c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	12
3. Loan Portfolio
a.Types of Loans	11
b.Maturities and Sensitivity to Changes in Interest Rates	35
c.Risk Elements	13
d.Other Interest Bearing Assets	n/a
4. Summary of Loan Loss Experience	15
5. Deposits
a. Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	6
b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	37
6. Return of Equity and Assets	2
7. Short-term Borrowings	38

Item 2. Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own. Additionally, the Bank Subsidiaries’ headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2004, our Bank Subsidiaries operated 13 banking offices and SFLLC operated 1 mortgage origination office as follows:

	Number of Offices
Subsidiary / Office Location	Owned	Leased	Total

Summit Community Bank Moorefield, West Virginia	1	—	1
Mathias, West Virginia	1	—	1
Franklin, West Virginia	1	—	1
Petersburg, West Virginia	1	—	1
Charleston, West Virginia	2	—	2
Rainelle, West Virginia	1	—	1
Rupert, West Virginia	1	—	1
Shenandoah Valley National Bank Winchester, Virginia	1	1	2
Leesburg, Virginia	—	1	1
Harrisonburg, Virginia	—	2	2
Summit Financial, LLC Herndon, Virginia	—	1	1

We believe that the premises occupied by us and the Bank Subsidiaries generally are well-located and suitably equipped to serve as financial services facilities. Subsequent to December 31, 2004, we have entered into a 5 year lease agreement for a community banking branch facility in Warrenton, Virginia. The average annual lease payments will be approximately $140,000 per year. See Notes 7 and 8 of the accompanying consolidated financial statements for additional disclosures related to our properties and other fixed assets.

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

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2004 to a vote of Company shareholders.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Common Stock Dividend and Market Price Information: The following table presents cash dividends paid per share and information regarding bid prices per share of Summit’s common stock for the periods indicated. The bid prices presented are based on information reported by the OTC Bulletin Board, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and not represent actual transactions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Dividends paid	$—	$0.125	$—	$0.135
High Bid	17.75	20.38	19.75	26.00
Low Bid	17.28	17.00	19.55	13.50

2003
Dividends paid	$—	$0.10	$—	0.115
High Bid	14.25	14.63	18.50	18.48
Low Bid	9.81	13.50	14.25	17.50

Our stock began trading on The NASDAQ SmallCap Market effective January 31, 2005 under the symbol “SMMF”.

Dividends on Summit’s common stock are paid on the 15th day of June and December. The record date is the 1st day of each respective month. For a discussion of restrictions on dividends, see Note 17 of the notes to the accompanying consolidated financial statements, which is incorporated herein by reference.

As of March 1, 2005, there were approximately 1,332 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities: No purchases of our own equity securities, either as part of a publicly announced plan or otherwise, were made during any month of the fourth quarter 2004.

Item 6. Selected Financial Data

Information required by this item is set forth under the heading “SELECTED FINANCIAL DATA” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Related Statistical Disclosures

Information required by this item is set forth under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption “MARKET RISK MANAGEMENT” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is set forth under the headings “QUARTERLY FINANCIAL INFORMATION”, “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS”, “CONSOLIDATED FINANCIAL STATEMENTS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2004, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2004 were effective.

Management’s Report on Internal Control Over Financial Reporting: Information required by this item is set forth under the heading “REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm: Information required by this item is set forth under the heading “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING” in the Financial Information section of our 2004 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 1.01 Entry into a Material Definitive Agreement

On March 4, 2005, the Board of Directors of Summit Financial Group, Inc. (the “Company”) approved the recommendation of the Company’s Compensation and Nominating Committee (the “Committee”) with regard to the compensation of the President and Chief Executive Officer and the Company’s other named executive officers. At its meeting on December 7, 2004, the Committee met to review the performance of the Company in 2004, to establish the President and Chief Executive Officer’s salary and the other named executive officer’s base salary for 2005, to determine the bonuses for the Company’s named executive officers under the Company’s Incentive Compensation Plan in 2004, and to determine the number of options to grant to the Company’s named executive officers under the Company’s Officer Stock Option Plan. A summary of the Committee’s considerations and the compensation awarded to the Chief Executive Officer and the other named executive officers is attached hereto as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III.

Item 10. Directors and Executive Officers

Information required by this item is set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2008”, “DIRECTORS WHOSE TERMS EXPIRE IN 2007”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2006”, “EXECUTIVE OFFICERS” and under the caption “Audit and Compliance Committee” in our 2005 Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, and all directors, officers and employees. We have posted this Code of Ethics on our internet website at www.summitfgi.com under “Governance Documents”. Any amendments to or waivers from any provision of the Code of Ethics applicable to the chief executive officer, chief financial officer, or chief accounting officer will be disclosed by timely posting such information on our internet website.

Item 11. Executive Compensation

Information required by this item is set forth under the headings “COMPENSATION OF NAMED EXECUTIVE OFFICERS”, “INFORMATION REGARDING LONG-TERM INCENTIVE COMPENSATION”, “SUMMARY OF COMPENSATION AGREEMENTS”, “REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE ON EXECUTIVE COMPENSATION”, and “PERFORMANCE COMPARISON” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information on our stock option plan as of December 31, 2004.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation plans
Plan Category	and rights (#)	and rights ($)	(#)

Equity compensation plans approved by stockholders	284,100	$15.09	643,600
Equity compensation plans not approved by stockholders	—	—	—

Total	284,100	$15.09	643,600

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2008”, “DIRECTORS WHOSE TERMS EXPIRE IN 2007”, “DIRECTORS WHOSE TERMS EXPIRE IN 2006”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Related Transactions” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2005 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All financial statements and financial statement schedules required to be filed by this Form or by Regulation S-X, which are applicable to the Registrant, have been presented in the financial statements and notes thereto in Item 8 in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 or elsewhere in this filing where appropriate. The listing of exhibits follows:

A. Exhibits

INDEX TO EXHIBITS

Page(s) in Form
Exhibit			10-K or Prior
Number	Description		Filing Reference
(3)	Articles of Incorporation and By-laws:
	(i)	Articles of Incorporation of Summit Financial Group, Inc. as last amended on October 15, 2002	(a)
	(ii)	By-laws of Summit Financial Group, Inc. as last amended, effective December 31, 1999	(b)

(10)	Material Contracts
	(i)	Employment Agreement with H. Charles Maddy, III	(c)
	(ii)	Change in Control Agreement with H. Charles Maddy, III	(d)
	(iii)	Employment Agreement with Ronald F. Miller	(e)
	(iv)	Employment Agreement with C. David Robertson	(f)
	(v)	Employment Agreement with Patrick N. Frye	(g)
	(vi)	1998 Officers Stock Option Plan	(h)
	(vii)	Board Attendance and Compensation Policy	(i)
	(viii)	Summary of Compensation Paid to Executive Officers of Summit Financial Group, Inc. and Amendments to Executive Agreements

(11)	Statement Re: Computation of Earnings per Share

(13)	Portions of 2004 Annual Report to Shareholders incorporated by reference into this Form 10-K

(14)	Code of Ethics		(j)

(21)	Subsidiaries of Registrant

(23)	Consent of Arnett & Foster, P.L.L.C.

(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3(i) of Summit Financial Group, Inc.’s filing on Form 10-K dated December 31, 2002.

(b)	Incorporated by reference to Exhibit 3(b) of Summit Financial Group, Inc.’s filing on Form 10-Q dated June 30, 2000.

(c)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.

(d)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.

(e)	Incorporated by reference to Exhibit 10(ii) of South Branch Valley Bancorp, Inc.’s filing on Form 10-KSB dated December 31, 1998.

(f)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1999.

(g)	Incorporated by reference to Exhibit 10(b) of South Branch Valley Bancorp, Inc.’s filing on S-4 dated October 13, 1999.

(h)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.

(i)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.

(j)	Incorporated by reference to Exhibit 14 of Summit Financial Group, Inc.’s filing on Form 8-K dated October 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
a West Virginia Corporation
(registrant)

By:	/s/ H. Charles Maddy, III	3/14/2005	By:	/s/ Julie R. Cook	3/14/05

	H. Charles Maddy, III President & Chief Executive Officer	Date		Julie R. Cook Vice President & Chief Accounting Officer	Date

By:	/s/ Robert S. Tissue	3/14/2005

	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Oscar M. Bean	Director	3/4/05

Oscar M. Bean

Director

Frank A. Baer, III

/s/ Dewey F. Bensenhaver, M.D.	Director	3/4/05

Dewey F. Bensenhaver, M.D.

Director

James M. Cookman

/s/ John W. Crites	Director	3/4/05

John W. Crites

/s/ Patrick N. Frye	Director	3/4/05

Patrick N. Frye

/s/ James Paul Geary	Director	3/4/05

James Paul Geary

/s/ Thomas J. Hawse, III	Director	3/4/05

Thomas J. Hawse, III

SIGNATURES - continued

	Title	Date
/s/ Phoebe Fisher Heishman	Director	3/4/05

Phoebe Fisher Heishman

/s/ Gary L. Hinkle	Director	3/4/05

Gary L. Hinkle

/s/ Gerald W. Huffman	Director	3/4/05

Gerald W. Huffman

/s/ H. Charles Maddy, III	Director	3/4/05

H. Charles Maddy, III

/s/ Duke A. McDaniel	Director	3/4/05

Duke A. McDaniel

Director

Harold K. Michael

/s/ Ronald F. Miller	Director	3/4/05

Ronald F. Miller

/s/ George R. Ours, Jr.	Director	3/4/05

George R. Ours, Jr.

Director

Charles S. Piccirillo