Form 10-K/A
period 2004-12-31
SUMMIT FINANCIAL GROUP INC
filed 2005-04-13
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: none

EXPLANATORY NOTE

Summit Financial Group, Inc. (“We”, “Company”), is filing this Amendment No. 1 on Form 10-K/A to correct errors in the High bid and Low bid amounts for the third and fourth quarters of 2004 in the table in Part II, Item 5 in our Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”). Item 15 of Part IV has also been amended to reflect the inclusion of updated certifications pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Except for the above described amendments and updated certifications, this Form 10-K/A does not modify or update other disclosures in, or exhibits to the Original Filing.

The entire Part II Item 5 should have appeared as follows:

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Dividends paid	$-	$0.125	$-	$0.135
High Bid	17.75	20.38	21.75	29.75
Low Bid	17.28	17.00	19.55	21.38

2003
Dividends paid	$-	$0.10	$-	0.115
High Bid	14.25	14.63	18.50	18.48
Low Bid	9.81	13.50	14.25	17.50

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit Number	Description

31.1 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC. a West Virginia Corporation (registrant)

By:	/s/ Julie R. Cook 4/12/2005
Julie R. Cook Date Vice President & Chief Accounting Officer

3