Form 10-Q
period 2005-03-31
SUMMIT FINANCIAL GROUP INC
filed 2005-05-10
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-16587

Summit Financial Group, Inc.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0672148 (IRS Employer Identification No.)

300 North Main Street Moorefield, West Virginia (Address of principal executive offices)	26836 (Zip Code)

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

Common Stock, $2.50 par value
7,039,840 shares outstanding as of May 6, 2005

Summit Financial Group, Inc. and Subsidiaries

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2005 (unaudited), December 31, 2004, and March 31, 2004 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2005 and 2004 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2005 and 2004 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-22

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Summit Financial Group, Inc. and Subsidiaries

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	35

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

	Item 3 . Defaults upon Senior Securities	None

	Item 4. Submission of Matters to a Vote of Security Holders	None

	Item 5. Other Information	None

Item 6. Exhibits

Exhibits

Exhibit 11.	Statement re: Computation of Earnings per Share – Information contained in Note 3 to the Consolidated Financial Statements on page 10 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES		36

Summit Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2005	2004	2004
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$13,243,838	$19,416,219	$9,584,246
Interest bearing deposits with other banks	2,161,772	2,338,698	3,223,383
Federal funds sold	1,615,000	48,000	1,048,000
Securities available for sale	209,223,443	211,361,504	215,732,183
Loans held for sale	15,766,266	14,273,916	9,595,896
Loans, net	623,862,573	602,727,975	532,854,898
Property held for sale	593,137	593,137	475,000
Premises and equipment, net	20,690,209	20,776,007	19,458,692
Accrued interest receivable	3,942,548	3,651,907	3,771,963
Intangible assets	3,461,036	3,498,824	3,612,188
Other assets	12,703,790	10,802,330	9,760,944

Total assets	$907,263,612	$889,488,517	$809,117,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing	$57,008,292	$55,401,552	$48,916,332
Interest bearing	480,403,692	469,212,146	481,421,526

Total deposits	537,411,984	524,613,698	530,337,858

Short-term borrowings	129,696,988	120,629,214	42,546,950
Long-term borrowings	154,042,527	160,860,182	158,266,552
Subordinated debentures owed to unconsolidated subsidiary trusts	11,341,000	11,341,000	11,341,000
Other liabilities	8,371,156	6,336,402	5,951,531

Total liabilities	840,863,655	823,780,496	748,443,891

Commitments and Contingencies

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares, issued 2005 and December 2004 - 33,400 shares	1,158,471	1,158,471	—
Common stock and realted surplus, $2.50 par value; authorized 20,000,000 shares, issued 2005 -7,039,840 shares ; December 2004 - 7,155,420 shares; March 2004 - 7,137,120 shares	17,501,134	18,123,492	12,780,249
Retained earnings	49,519,803	47,108,898	45,878,181
Less cost of shares acquired for the treasury - 2004 - 115,880 shares	—	(627,659)	(627,659)
Accumulated other comprehensive income	(1,779,451)	(55,181)	2,642,731

Total shareholders’ equity	66,399,957	65,708,021	60,673,502

Total liabilities and shareholders’ equity	$907,263,612	$889,488,517	$809,117,393

(*) - December 31, 2004 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Interest income
Interest and fees on loans
Taxable	$9,901,344	$8,216,886
Tax-exempt	108,396	97,292
Interest and dividends on securities
Taxable	1,729,715	1,974,939
Tax-exempt	528,602	551,562
Interest on interest bearing deposits with other banks	22,568	31,180
Interest on Federal funds sold	2,433	921

Total interest income	12,293,058	10,872,780

Interest expense
Interest on deposits	2,516,673	2,414,093
Interest on short-term borrowings	754,027	171,909
Interest on long-term borrowings and subordinated debentures	1,867,330	1,685,420

Total interest expense	5,138,030	4,271,422

Net interest income	7,155,028	6,601,358
Provision for loan losses	330,000	232,500

Net interest income after provision for loan losses	6,825,028	6,368,858

Other income
Insurance commissions	148,039	23,096
Service fees	546,559	509,409
Mortgage origination revenue	5,856,149	4,319,358
Securities gains (losses)	—	19,928
Gain (loss) on sale of assets	(2,325)	(1,615)
Other	119,032	72,255

Total other income	6,667,454	4,942,431

Other expense
Salaries and employee benefits	4,542,210	3,685,959
Net occupancy expense	429,153	303,888
Equipment expense	493,022	429,027
Supplies	91,990	140,362
Professional fees	226,926	170,646
Postage	1,567,124	1,352,973
Advertising	1,325,040	961,636
Amortization of intangibles	37,788	37,788
Other	1,341,844	756,579

Total other expense	10,055,097	7,838,858

Income before income taxes	3,437,385	3,472,431
Income tax expense	1,026,480	1,021,250

Net income	$2,410,905	$2,451,181

Basic earnings per common share	$0.34	$0.35

Diluted earnings per common share	$0.34	$0.35

Average common shares outstanding
Basic	7,039,783	7,020,126

Diluted	7,171,099	7,084,970

Dividends per common share	$—	$—

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders’
	Surplus	Surplus	Earnings	Stock	Income	Equity

Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021

Three Months Ended March 31, 2005
Comprehensive income:
Net income	—	—	2,410,905	—	—	2,410,905
Other comprehensive income, net of deferred tax benefit of ($1,056,811):
Net unrealized (loss) on securities of ($1,724,270)	—	—	—	—	(1,724,270)	(1,724,270)

Total comprehensive income						686,635

Exercise of stock options	—	5,301	—	—	—	5,301
Cancellation of treasury shares	—	(627,659)	—	627,659	—	—

Balance, March 31, 2005	$1,158,471	$17,501,134	$49,519,803	$—	$(1,779,451)	$66,399,957

Balance, December 31, 2003	$—	$17,862,255	$38,328,051	$(627,659)	$1,624,896	$57,187,543

Three Months Ended March 31, 2004
Comprehensive income:
Net income	—	—	2,451,181	—	—	2,451,181
Other comprehensive income, net of deferred taxes of $623,834:
Net unrealized (loss) on securities of $1,030,190, net of reclassification adjustment for gains included in net income of $12,355	—	—	—	—	1,017,835	1,017,835

Total comprehensive income						3,469,016

Exercise of stock options	—	16,943	—	—	—	16,943

Balance, March 31, 2004	$—	$17,879,198	$40,779,232	$(627,659)	$2,642,731	$60,673,502

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$2,410,905	$2,451,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	415,827	341,131
Provision for loan losses	330,000	232,500
Deferred income tax (benefit)	(129,320)	(145,250)
Loans originated for sale	(68,939,267)	(44,941,003)
Principal payments on and proceeds from loans sold	69,752,985	43,376,927
(Gains) on loans sold	(2,306,068)	(1,678,984)
Securities (gains)	—	(19,928)
Loss on disposal of other assets	2,324	1,615
Amortization of securities premiums, net	192,265	142,402
Amortization of goodwill and purchase accounting adjustments, net	40,671	43,086
(Increase)decrease in accrued interest receivable	(290,642)	6,176
(Increase) in other assets	(678,286)	(1,014,566)
Increase in other liabilities	1,010,150	1,444,744

Net cash provided by operating activities	1,811,544	240,031

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits with other banks	176,926	(82,292)
Proceeds from maturities and calls of securities available for sale	2,957,625	6,439,500
Proceeds from sales of securities available for sale	2,321,100	28,823,935
Principal payments received on securities available for sale	7,331,803	11,622,069
Purchases of securities available for sale	(13,401,766)	(25,715,293)
Net (increase)decrease in Federal funds sold	(1,567,000)	(804,000)
Net loans made to customers	(21,479,998)	(34,762,187)
Purchases of premises and equipment	(330,029)	(1,706,885)
Proceeds from sales of other assets	52,700	21,000
Net cash paid in acquisition of Sager Insurance Agency	—	(850,000)

Net cash (used in) investing activities	(23,938,639)	(17,014,153)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	13,971,073	6,266,654
Net increase (decrease) in time deposits	(1,172,786)	12,269,784
Net increase (decrease) in short-term borrowings	9,067,774	(7,167,296)
Proceeds from long-term borrowings	718,000	7,763,250
Repayment of long-term borrowings	(6,634,648)	(7,203,087)
Exercise of stock options	5,301	16,943

Net cash provided by financing activities	15,954,714	11,946,248

Increase (decrease) in cash and due from banks	(6,172,381)	(4,827,874)
Cash and due from banks:
Beginning	19,416,219	14,412,120

Ending	$13,243,838	$9,584,246

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — continued (unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,994,309	$4,385,047

Income taxes	$—	$25,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$15,400	$14,000

Acquisition of Sager Insurance Agency:
Net cash and cash equivalents paid in acquisition of Sager Insurance Agency	$—	$850,000

Fair value of assets acquired (principally building and land)	$—	$250,000
Goodwill	—	600,000

	$—	$850,000

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2004 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2004 and March 31, 2004, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Significant New Accounting Pronouncements

Stock-based compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement 123, Share-Based Payment (Revised 2004). SFAS 123R establishes accounting requirements for share-based compensation to employees. SFAS 123R eliminates our ability to account for stock-based compensation using APB 25 effective July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires us to recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. On April 14, 2005, the SEC announced an amendment to the compliance dates of SFAS 123R, delaying our required implementation until January 1, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or liquidity.

Other than temporary impairment: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 3. Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net Income	$2,410,905	$2,451,181

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	7,039,784	7,020,126

Effect of dilutive securities:
Convertible preferred stock	39,445	—
Stock options	91,870	64,844

	131,315	64,844

Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	7,171,099	7,084,970

Basic earnings per share	$0.34	$0.35

Diluted earnings per share	$0.34	$0.35

Note 4. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2005 and December 31, 2004, and March 31, 2004 are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	March 31, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$23,773,908	$78,764	$282,784	$23,569,888
Mortgage-backed securities	116,243,844	243,813	2,550,706	113,936,951
State and political subdivisions	3,744,254	3,876	—	3,748,130
Corporate debt securities	5,000,123	106,583	461	5,106,245
Federal Reserve Bank stock	436,500	—	—	436,500
Federal Home Loan Bank stock	14,289,100	—	—	14,289,100
Other equity securities	175,535	—	—	175,535

Total taxable	163,663,264	433,036	2,833,951	161,262,349

Tax-exempt:
State and political subdivisions	40,915,050	1,135,196	116,551	41,933,695
Other equity securities	7,481,530	—	1,454,131	6,027,399

Total tax-exempt	48,396,580	1,135,196	1,570,682	47,961,094

Total	$212,059,844	$1,568,232	$4,404,633	$209,223,443

	December 31, 2004
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available for Sale
Taxable:
U. S. Government agencies and corporations	$21,429,728	$154,012	$37,242	$21,546,498
Mortgage-backed securities	118,872,576	513,765	1,029,288	118,357,053
State and political subdivisions	3,745,196	8,954	—	3,754,150
Corporate debt securities	5,000,328	180,939	—	5,181,267
Federal Reserve Bank stock	436,500	—	—	436,500
Federal Home Loan Bank stock	13,843,100	—	—	13,843,100
Other equity securities	175,535	—	—	175,535

Total taxable	163,502,963	857,670	1,066,530	163,294,103

Tax-exempt:
State and political subdivisions	40,475,405	1,508,540	24,043	41,959,902
Other equity securities	7,482,503	—	1,375,004	6,107,499

Total tax-exempt	47,957,908	1,508,540	1,399,047	48,067,401

Total	$211,460,871	$2,366,210	$2,465,577	$211,361,504

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	March 31, 2004
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available for Sale
Taxable:
U. S. Government agencies and corporations	$17,794,757	$479,850	$—	$18,274,607
Mortgage-backed securities	117,221,262	1,572,589	194,851	118,599,000
State and political subdivisions	3,748,011	28,149	—	3,776,160
Corporate debt securities	12,601,813	623,458	—	13,225,271
Federal Reserve Bank stock	436,000	—	—	436,000
Federal Home Loan Bank stock	10,499,000	—	—	10,499,000
Other equity securities	175,535	—	—	175,535

Total taxable	162,476,378	2,704,046	194,851	164,985,573

Tax-exempt:
State and political subdivisions	41,561,208	2,173,834	20,029	43,715,013
Federal Reserve Bank stock	8,400	—	—	8,400
Other equity securities	7,509,726	9,873	496,402	7,023,197

Total tax-exempt	49,079,334	2,183,707	516,431	50,746,610

Total	$211,555,712	$4,887,753	$711,282	$215,732,183

The maturities, amortized cost and estimated fair values of securities at March 31, 2005, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$44,188,709	$43,703,594
Due from one to five years	89,796,220	88,175,397
Due from five to ten years	24,613,788	24,626,734
Due after ten years	31,078,463	31,789,184
Equity securities	22,382,665	20,928,534

	$212,059,845	$209,223,443

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 5. Loans

Loans are summarized as follows:

	March 31,	December 31,	March 31,
	2005	2004	2004
Commerical	$56,393,600	$53,225,840	$47,178,262
Commercial real estate	296,910,832	279,631,237	235,565,159
Real estate - construction	3,805,511	3,916,361	2,697,409
Real estate - mortgage	226,866,186	223,689,617	203,224,889
Consumer	37,066,130	38,947,775	41,059,663
Other	9,458,326	9,604,693	8,968,088

Total loans	630,500,585	609,015,523	538,693,470
Less unearned fees and interest	1,322,218	1,214,262	1,117,909

Total loans net of unearned fees and interest	629,178,367	607,801,261	537,575,561
Less allowance for loan losses	5,315,794	5,073,286	4,720,663

Loans, net	$623,862,573	$602,727,975	$532,854,898

Note 6. Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
Balance, beginning of period	$5,073,286	$4,680,625	$4,680,625
Losses:
Commercial	19,759	136,766	141,815
Commercial real estate	—	6,862	335,777
Real estate - mortgage	50,200	—	5,199
Consumer	32,427	42,657	208,391
Other	54,731	71,694	285,671

Total	157,117	257,979	976,853

Recoveries:
Commercial	—	184	18,702
Commercial real estate	6,577	6,000	27,302
Real estate - mortgage	—	9,413	9,413
Consumer	17,979	31,658	109,211
Other	45,069	18,262	154,886

Total	69,625	65,517	319,514

Net losses	87,492	192,462	657,339
Provision for loan losses	330,000	232,500	1,050,000

Balance, end of period	$5,315,794	$4,720,663	$5,073,286

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 7. Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2005 and other intangible assets at March 31, 2005, December 31, 2004, and March 31, 2004.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total

Balance, January 1, 2005	$1,488,030	$—	$600,000	$2,088,030
Acquired goodwill, net	—	—	—	—

Balance, March 31, 2005	$1,488,030	$—	$600,000	$2,088,030

	Unidentifiable Intangible Assets
	March 31,	December 31,	March 31,
	2005	2004	2004

Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	894,317	856,529	743,165

Net carrying amount	$1,373,006	$1,410,794	$1,524,158

We recorded amortization expense of approximately $38,000 for the three months ended March 31, 2005 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2005 through 2009.

Note 8. Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2005 and 2004 and December 31, 2004:

	March 31,	December 31,	March 31,
	2005	2004	2004
Interest bearing demand deposits	$134,500,291	$122,355,331	$119,924,697
Savings deposits	50,646,930	50,427,556	48,497,876
Certificates of deposit	269,845,854	271,130,829	286,663,692
Individual retirement accounts	25,410,617	25,298,430	26,335,261

Total	$480,403,692	$469,212,146	$481,421,526

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Included in certificates of deposit are brokered certificates of deposit, which totaled $54,716,000, $53,268,000, and $43,639,000 at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of March 31, 2005:

	Amount	Percent
Three months or less	$14,623,687	12.1%
Three through six months	16,562,102	13.7%
Six through twelve months	37,643,519	31.1%
Over twelve months	52,031,166	43.1%

Total	$120,860,474	100.0%

A summary of the scheduled maturities for all time deposits as of March 31, 2005 is as follows:

Nine month period ending December 31, 2005	$131,191,114
Year Ending December 31, 2006	87,511,711
Year Ending December 31, 2007	39,242,536
Year Ending December 31, 2008	17,368,583
Year Ending December 31, 2009	14,671,601
Thereafter	5,270,926

$295,256,471

Note 9. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Quarter Ended March 31, 2005
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at March 31	$118,115,800	$10,881,188	$700,000
Average balance outstanding for the period	105,859,989	10,561,099	506,293
Maximum balance outstanding at any month end during period	118,115,800	10,881,188	700,000
Weighted average interest rate for the period	2.65%	1.88%	2.88%
Weighted average interest rate for balances outstanding at March 31	2.91%	2.13%	5.00%

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2004
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at December 31	$109,798,900	$10,830,314	$—
Average balance outstanding for the year	59,498,008	9,739,367	1,076,402
Maximum balance outstanding at any month end during year	109,798,900	11,098,557	1,173,000
Weighted average interest rate for the year	1.72%	1.59%	2.11%
Weighted average interest rate for balances outstanding at December 31	2.31%	1.85%	—

	Quarter Ended March 31, 2004
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at March 31	$32,421,900	$10,125,050	$—
Average balance outstanding for the quarter	42,532,134	9,973,395	1,694,341
Maximum balance outstanding at any month end during quarter	52,721,900	10,524,126	945,000
Weighted average interest rate for the quarter	1.18%	1.50%	2.16%
Weighted average interest rate for balances outstanding at March 31	1.26%	1.53%	—

Long-term borrowings: Our long-term borrowings of $154,042,527, $160,860,182 and $158,266,552 at March 31, 2005, December 31, 2004, and March 31, 2004 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2005 was 4.27% compared to 4.04% for the first three months of 2004.

Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at March 31, 2005, December 31, 2004 and March 31, 2004.

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2005	$22,111,289
2006	16,948,442
2007	15,272,204
2008	16,085,851
2009	2,110,094
Thereafter	92,855,647

$165,383,527

Note 10. Stock Option Plan

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options.

The Officer Stock Option Plan, which provides for the granting of stock options for up to 960,000 shares of common stock to our key officers, was adopted in 1998 and expires in 2008. Each option granted under the plan vests according to a schedule designated at the grant date and shall have a term of no more than 10 years following the vesting date. Also, the option price per share shall not be less than the fair market value of our common stock on the date of grant. Accordingly, no compensation expense is recognized for options granted under the Plan.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

The following pro forma disclosures present for the quarters ended March 31, 2005 and 2004, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

	Quarter Ended March 31,
(in thousands, except per share data)	2005	2004

Net income:
As reported	$2,411	$2,451

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(34)

Pro forma	$2,370	$2,417

Basic earnings per share:
As reported	$0.34	$0.35

Pro forma	$0.33	$0.34

Diluted earnings per share:
As reported	$0.34	$0.35

Pro forma	$0.33	$0.34

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first quarter of 2005. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Note 11. OFF-BALANCE SHEET ARRANGEMENTS

     We are a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. T he contract amounts of these instruments reflect the extent of involvement that we have in this class of financial instruments.

     Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded portion of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

     A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
2005

Commitments to extend credit:
Revolving home equity and credit card lines	$25,409,078
Construction loans	83,609,825
Other loans	34,360,841
Standby letters of credit	4,866,840

Total	$148,246,584

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem necessary upon extension of credit, is based on our credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Note 12. Issuance of Preferred Stock

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of March 31, 2005, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiaries’, Summit Community Bank’s (“Summit Community”), and Shenandoah Valley National Bank’s (“Shenandoah”) are presented in the following table.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005

Total Capital (to risk weighted assets)
Summit	$79,578	11.9%	$53,548	8.0%	$66,935	10.0%
Summit Community	47,563	10.9%	34,950	8.0%	43,688	10.0%
Shenandoah	24,656	11.0%	17,940	8.0%	22,425	10.0%
Tier I Capital (to risk weighted assets)
Summit	$74,263	11.1%	$26,774	4.0%	$40,161	6.0%
Summit Community	43,932	10.1%	17,475	4.0%	26,213	6.0%
Shenandoah	22,972	10.2%	8,970	4.0%	13,455	6.0%
Tier I Capital (to average assets)
Summit	$74,263	8.4%	$26,661	3.0%	$44,435	5.0%
Summit Community	43,932	7.4%	17,931	3.0%	29,885	5.0%
Shenandoah	22,972	8.2%	8,451	3.0%	14,085	5.0%

As of December 31, 2004
Total Capital (to risk weighted assets)
Summit	$77,301	11.9%	51,863	8.0%	64,829	10.0%
Summit Community	45,672	10.8%	33,817	8.0%	42,271	10.0%
Shenandoah	23,253	10.7%	17,440	8.0%	21,800	10.0%
Tier I Capital (to risk weighted assets)
Summit	72,228	11.1%	25,932	4.0%	38,897	6.0%
Summit Community	42,165	10.0%	16,908	4.0%	25,363	6.0%
Shenandoah	21,687	9.9%	8,720	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	72,228	8.3%	26,256	3.0%	43,761	5.0%
Summit Community	42,165	7.1%	17,739	3.0%	29,565	5.0%
Shenandoah	21,687	8.0%	8,128	3.0%	13,546	5.0%

Note 14. Segment Information

We operate two major business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of our mortgage origination facilities that originate and sell mortgage products. Information for each of our segments is included below:

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For the Quarter Ended March 31, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$12,204	$302	$—	$7	$(220)	$12,293
Interest expense	4,971	218	—	169	(220)	5,138

Net interest income	7,233	84	—	(162)	—	7,155
Provision for loan losses	330	—	—	—	—	330

Net interest income after provision for loan losses	6,903	84	—	(162)	—	6,825

Noninterest income	689	5,856	122	1,176	(1,176)	6,667
Noninterest expense	4,198	5,597	134	1,302	(1,176)	10,055

Income before income taxes	3,394	343	(12)	(288)	—	3,437
Income taxes	1,028	117	(5)	(114)	—	1,026

Net income	$2,366	$226	$(7)	$(174)	$—	$2,411

Intersegment revenue (expense)	$(906,060)	$(262,540)	$(7,500)	$1,176,100	$—	$—

Average assets	$866,756	$19,386	$983	$78,370	$(73,334)	$892,161

	For the Quarter Ended March 31, 2004
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$10,755	$207	$—	$3	$(92)	$10,873
Interest expense	4,169	89	—	105	(92)	4,271

Net interest income	6,586	118	—	(102)	—	6,602
Provision for loan losses	233	—	—	—	—	233

Net interest income after provision for loan losses	6,353	118	—	(102)	—	6,369

Noninterest income	624	4,318	—	888	(888)	4,942
Noninterest expense	3,600	4,062	7	1,058	(888)	7,839

Income before income taxes	3,377	374	(7)	(272)	—	3,472
Income taxes	999	130	(2)	(106)	—	1,021

Net income	$2,378	$244	$(5)	$(166)	$—	$2,451

Intersegment revenue (expense)	$(759,493)	$(128,957)	$—	$888,450	$—	$—

Average assets	$790,425	$9,417	$296	$68,282	$(71,397)	$797,023

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our wholly owned subsidiaries, Summit Community Bank (“Summit Community”), Shenandoah Valley National Bank (“Shenandoah”), Summit Mortgage, and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2004 audited financial statements and Annual Report on Form 10-K.

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

As interest margins remain narrow, we continue to seek other business opportunities which earn non interest income. Our mortgage banking segment contributed $226,000 to our first three months 2005 earnings. During the first quarter of 2004, we acquired an insurance agency located in Moorefield, West Virginia. This acquisition has had no material impact on our results of operations, financial condition, or liquidity.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2004 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 1 to the consolidated financial statements of our 2004 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2004 Annual Report on Form 10-K.

With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2005. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 7 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income (loss) by segment follows:

	For the Quarter Ended
	March 31,
in thousands	2005	2004

Community Banking	$2,366	$2,378
Mortgage Banking	226	244
Parent and Other	(181)	(171)

Consolidated net income	$2,411	$2,451

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2005 was relatively unchanged at $2,411,000, or $0.34 per diluted share as compared to $2,451,000, or $0.35 per diluted share for the quarter ended March 31, 2004. Returns on average equity and assets for the first three months of 2005 were 14.53% and 1.08%, respectively, compared with 16.77% and 1.23% for the same period of 2004.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income. We seek to maximize our net interest income through management of our balance sheet components. This is accomplished by determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining portfolio risk at an acceptable level.

Our net interest income on a fully tax-equivalent basis totaled $7,476,000 for the three month period ended March 31, 2005 compared to $6,924,000 for the same period of 2004, representing an increase of $552,000 or 7.97%. This increase resulted from substantial growth in interest earning assets, primarily loans, which served to more than offset the 23 basis points increase in the cost of funds during the same period. Average interest earning assets grew 12.17% from $753,894,000 during the first three months of 2004 to $845,667,000 for the first three months of 2005. Average interest bearing liabilities grew 11.69% from $684,309,000 at March 31, 2004 to $764,336,000 at March 31, 2005, at an average yield for the first three months of 2005 of 2.73% compared to 2.50% for the same period of 2004.

Our net yield on interest earning assets decreased to 3.59% for the three month period ended March 31, 2005, compared to 3.67% for the same period in 2004. The yields on earning assets increased only 11 basis points, while our total cost of funds increased 23 basis points. Despite the increases in rates by the Fed over the past year, assets that repriced during the first quarter of 2005 typically repriced downward, while at the same time, our cost of short term borrowings moved more proportionately with the rate increases.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected decline in our yield on earning assets. However, if market interest rates were to rise significantly over the next year, the spread between interest earning assets and interest bearing liabilities could decline more, such that its impact could not be offset by growth in earning assets. See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table I - Average Distribution Of Assets, Liabilities And Shareholders’

   Equity, Interest Earnings & Expenses, and Average Yield/Rate

	For the Quarter Ended
	March 31, 2005			March 31, 2004
	AVERAGE	EARNINGS/	YIELD/	AVERAGE	EARNINGS/	YIELD/
(In thousands of dollars)	BALANCES	EXPENSE	RATE	BALANCES	EXPENSE	RATE

ASSETS
Interest earning assets
Loans, net of unearned interest
Taxable	$623,652	$9,902	6.44%	$522,007	$8,217	6.30%
Tax-exempt (1)	9,108	164	7.30%	7,630	147	7.71%
Securities
Taxable	162,314	1,729	4.32%	172,397	1,975	4.58%
Tax-exempt (1)	47,876	793	6.72%	48,288	825	6.83%
Interest bearing deposits other banks and Federal funds sold	2,717	26	3.88%	3,572	31	3.47%

Total interest earning assets	845,667	12,614	6.05%	753,894	11,195	5.94%

Noninterest earning assets
Cash & due from banks	14,513			9,965
Premises & equipment	20,740			18,777
Other assets	16,442			19,161
Allowance for loan losses	(5,201)			(4,774)

Total assets	$892,161			$797,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$127,994	$425	1.35%	$115,233	$253	0.88%
Savings deposits	50,727	79	0.63%	48,053	56	0.47%
Time deposits	298,514	2,013	2.73%	301,375	2,105	2.79%
Short-term borrowings	116,898	754	2.62%	54,183	172	1.27%
Long-term borrowings and subordinated debentures	170,203	1,867	4.45%	165,465	1,685	4.07%

	764,336	5,138	2.73%	684,309	4,271	2.50%
Noninterest bearing liabilities
Demand deposits	56,130			48,394
Other liabilities	5,316			5,847

Total liabilities	825,782			738,550

Shareholders’ equity	66,379			58,473

Total liabilities and shareholders’ equity	$892,161			$797,023

NET INTEREST EARNINGS		$7,476			$6,924

NET INTEREST YIELD ON EARNING ASSETS			3.59%			3.67%

(1)	- Interest income on tax-exempt loans and securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $321,000 and $322,000 for the quarters ended March 31, 2005 and 2004, respectively.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)

	For the Quarter Ended
	March 31, 2005 versus March 31, 2004
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,509	$176	$1,685
Tax-exempt	377	(360)	17
Securities
Taxable	(124)	(122)	(246)
Tax-exempt	(11)	(21)	(32)
Federal funds sold and interest bearing deposits with other banks	(151)	146	(5)

Total interest earned on interest earning assets	1,600	(181)	1,419

Interest paid on:
Interest bearing demand deposits	30	142	172
Savings deposits	3	20	23
Time deposits	(28)	(64)	(92)
Short-term borrowings	304	278	582
Long-term borrowings and subordinated debentures	43	139	182

Total interest paid on interest bearing liabilities	352	515	867

Net interest income	$1,248	$(696)	$552

Noninterest Income

On the strength of mortgage origination revenue, total noninterest income increased to $6,667,000 for the first quarter of 2005, compared to $4,942,000 for the same period of 2004. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Noninterest Income
Dollars in thousands

	For the Quarter Ended March 31,
	2005	2004

Insurance commissions	$148	$23
Service fees	546	509
Mortgage origination revenue	5,856	4,319
Securities gains (losses)	—	20
Other	117	71

Total	$6,667	$4,942

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance commissions: These commissions increased 543% over 2004 primarily due to Summit Insurance Services, LLC, which offers both commercial and personal lines of insurance.

Service fees: Total service fees increased 7.3% for the first quarter of 2005 compared to the same period of 2004. This increase was primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.

Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended March 31,
Dollars in thousands	2005	2004

Loans originated
Amount	$68,929	$44,935
Number	1,308	931

Loans sold
Amount	$66,761	$41,376
Number	1,295	861

Summit Mortgage originates loans solely for the purpose of selling them. We do not service these loans, therefore there is no servicing intangible associated with this segment. Our mortgage banking revenue consists entirely of two components: 1) fees collected at the time of origination and 2) the gains we receive when selling the loans. The breakout of these fees and gains follows:

Mortgage origination revenue

	For the Quarter Ended
	March 31,
Dollars in thousands	2005	2004

Origination fees, net	$3,550	$2,640
Gains	2,306	1,679

Total	$5,856	$4,319

Although mortgage origination revenue increased for the first quarter of 2005, profitability was impacted by the continued change in the mix of loans originated. During first quarter 2005, 18.0% of the total dollar amount of loan originations were first mortgage loans as compared to 9.9% during the first quarter of 2004. Sales of first mortgage loans typically result in smaller margins than sales of second mortgage loans.

Other: Other income increased 64.8% for the first quarter of 2005 compared to 2004. This increase was primarily attributable to an increase in financial services revenue.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Total noninterest expense increased approximately $2,216,000, or 28.3% to $10,055,000 during the first three months of 2005 as compared to the same period in 2004. Table III below shows the breakdown of these increases by segment. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Table III - Noninterest Expense
Dollars in thousands

		Change
	2005	$	%	2004

Community Banking and Other
Salaries and employee benefits	$2,514	$334	15.3%	$2,180
Net occupancy expense	313	41	15.1%	272
Equipment expense	448	65	17.0%	383
Supplies	73	(41)	-36.0%	114
Professional fees	176	71	67.6%	105
Postage	64	13	25.5%	51
Advertising	72	18	33.3%	54
Amortization of intangibles	38	—	0.0%	38
Other	760	180	31.0%	580

Total	$4,458	$681	18.0%	$3,777

		Change
	2005	$	%	2004

Mortgage Banking
Salaries and employee benefits	$2,028	$522	34.7%	$1,506
Net occupancy expense	116	84	262.5%	32
Equipment expense	45	(1)	-2.2%	46
Supplies	19	(7)	-26.9%	26
Professional fees	51	(14)	-21.5%	65
Postage	1,503	201	15.4%	1,302
Advertising	1,253	345	38.0%	908
Other	582	405	228.8%	177

Total	$5,597	$1,535	37.8%	$4,062

		Change
	2005	$	%	2004

Consolidated
Salaries and employee benefits	$4,542	$856	23.2%	$3,686
Net occupancy expense	429	125	41.1%	304
Equipment expense	493	64	14.9%	429
Supplies	92	(48)	-34.3%	140
Professional fees	227	57	33.5%	170
Postage	1,567	214	15.8%	1,353
Advertising	1,325	363	37.7%	962
Amortization of intangibles	38	—	0.0%	38
Other	1,342	585	77.3%	757

Total	$10,055	$2,216	28.3%	$7,839

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Community Banking, Parent and Other Segments

Total noninterest expense for our community banking segment, parent, and other increased $681,000, or 18.0% for the first quarter of 2005, compared to the same period of 2004. The major factors contributing to these increases follow.

Salaries and employee benefits: Salaries and employee benefits expense increased 15.3% for the quarter ended March 31, 2005 due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Harrisonburg, Virginia in late 2004, and staffing Summit Insurance Services, LLC. In the December-January timeframe, we added three seasoned lenders who will become increasingly productive over the remainder of the year. Also included in this increase are general merit raises.

Professional fees: The 67.6% increase in professional fees is primarily attributable to two items: 1) costs incurred in connection with implementing and complying with Sarbanes Oxley, and 2) fees in connection with the hiring of employees for the newly opened community banking office in Harrisonburg, Virginia.

Other: Other expenses increased $180,000 or 31.0% for the first quarter of 2005 compared to the first quarter of 2004. This increase includes the initial listing fee for NASDAQ.

Mortgage Banking Segment

Total noninterest expense for our mortgage banking segment increased 37.8% for the first quarter of 2005 over the same period of 2004. This increase is a result of the 40.5% increase in the number of loan originations for 2005, as these expenses are directly tied to loan originations.

Salaries and employee benefits: The increase of $522,000 in salaries and employee benefits reflects the additional staffing requirements needed as a result of increased production.

Net occupancy expense: Net occupancy expense increased $84,000 or 262.5% for the first quarter of 2005 due to the relocation of our Summit Mortgage headquarters in mid-2004, to support our growth in staffing needs.

Postage and Advertising expense: Postage expense and advertising expense, combined, increased 24.71% from 2004 to 2005. This increase reflects the costs incurred with the direct mail method of obtaining customers.

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

We recorded a $330,000 provision for loan losses for the first three months of 2005, compared to $233,000 for the same period in 2004. Net loan charge offs for the first three months of 2005 were $87,000, as compared to $192,000 over the same period of 2004. At March 31, 2005, the allowance for loan losses totaled $5,316,000 or 0.84% of loans, net of unearned income, compared to $5,073,000 or 0.83% of loans, net of unearned income at December 31, 2004.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months and remain at a historically moderate level.

Table III - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Accruing loans past due 90 days or more	$423	$233	$140
Nonperforming assets:
Nonaccrual loans	413	1,215	532
Nonaccrual securities	334	389	349
Foreclosed properties	593	475	593
Repossessed assets	15	14	53

Total	$1,778	$2,326	$1,667

Total nonperforming loans as a percentage of total loans	0.13%	0.27%	0.11%

Total nonperforming assets as a percentage of total assets	0.20%	0.29%	0.19%

FINANCIAL CONDITION

Our total assets were $907,264,000 at March 31, 2005, compared to $889,489,000 at December 31, 2004, representing a 2.0% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2004 and March 31, 2005.

Table IV - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
	2004	Amount	Percentage	2005
Assets
Securities available for sale	$211,361	$(2,138)	-1.0%	$209,223
Loans, net of unearned income	622,075	22,869	3.7%	644,944

Liabilities
Interest bearing deposits	$469,212	$11,192	2.4%	$480,404
Short-term borrowings	120,629	9,068	7.5%	129,697
Long-term borrowings and subordinated debentures	172,201	(6,817)	-4.0%	165,384

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan growth during the first three months of 2005, occurring principally in the commercial and real estate portfolios, was funded primarily by short-term borrowings from the FHLB.

Refer to Notes 4, 5, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2005 and December 31, 2004.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $121 million, or 13.3% of total assets at March 31, 2005 versus $88 million, or 9.9% of total assets at December 31, 2004.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at March 31, 2005 totaled $66,400,000 compared to $65,708,000 at December 31, 2004.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2005.

	Long
	Term	Subordinated	Operating
	Debt	Debentures	Leases

2004	$22,111,289	$—	$661,316
2005	16,948,442	—	917,999
2006	15,272,204	—	877,659
2007	16,085,851	—	851,534
2008	2,110,094	—	428,100
Thereafter	81,514,647	11,341,000	384,340

Total	$154,042,527	$11,341,000	$4,120,948

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at March 31, 2005 are presented in the following table.

March 31,
2005

Commitments to extend credit:
Revolving home equity and credit card lines	$25,409,078
Construction loans	83,609,825
Other loans	34,360,841
Standby letters of credit	4,866,840

Total	$148,246,584

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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is well matched in year one, with asset sensitivity over the longer period. That is, over the long term, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Our net income would decline modestly in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows our projected earnings sensitivity as of March 31, 2005 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months

Down 100	-0.09%	-2.44%
Up 100	-0.15%	1.12%
Up 200	-0.67%	0.93%

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of March 31, 2005, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2005 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Summit Financial Group, Inc. and Subsidiaries

Part II. Other Information

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

SUMMIT FINANCIAL GROUP, INC. (registrant)
By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

By:	/s/ Julie R. Cook
Julie R. Cook,
Vice President and Chief Accounting Officer

Date: May 6, 2005