Form 10-Q
period 2005-06-30
SUMMIT FINANCIAL GROUP INC
filed 2005-08-08
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
Common Stock, $2.50 par value
7,125,820 shares outstanding as of August 3, 2005

Summit Financial Group, Inc. and Subsidiaries

Summit Financial Group, Inc. and Subsidiaries

Page
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibits

Exhibit 11.	Statement re: Computation of Earnings per Share – Information contained in Note 3 to the Consolidated Financial Statements on page 10 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES		39
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Summit Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2005	2004	2004
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$16,944,283	$19,416,219	$17,143,178
Interest bearing deposits with other banks	2,341,860	2,338,698	3,267,577
Federal funds sold	—	48,000	—
Securities available for sale	209,561,053	211,361,504	213,643,589
Loans held for sale	17,073,628	14,273,916	15,607,459
Loans, net	659,792,179	602,727,975	559,869,306
Property held for sale	906,334	593,137	724,014
Premises and equipment, net	20,514,791	20,776,007	20,120,468
Accrued interest receivable	3,940,495	3,651,907	3,592,845
Intangible assets	3,423,248	3,498,824	3,574,401
Other assets	11,989,316	10,802,330	12,012,510

Total assets	$946,487,187	$889,488,517	$849,555,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing	$63,207,232	$55,401,552	$55,525,469
Interest bearing	501,960,173	469,212,146	481,063,589

Total deposits	565,167,405	524,613,698	536,589,058

Short-term borrowings	127,973,843	120,629,214	71,350,023
Long-term borrowings	165,455,406	160,860,182	164,906,662
Subordinated debentures owed to unconsolidated subsidiary trusts	11,341,000	11,341,000	11,341,000
Other liabilities	6,711,767	6,336,402	6,393,415

Total liabilities	876,649,421	823,780,496	790,580,158

Commitments and Contingencies

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares, issued 2004 - 33,400 shares	—	1,158,471	1,158,471
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares, issued and outstanding 2005 - 7,123,820 shares; issued December 2004 - 7,155,420 shares; issued June 2004 - 7,138,020 shares	18,724,826	18,123,492	17,892,589
Retained earnings	51,639,709	47,108,898	42,575,541
Less cost of shares acquired for the treasury - 2004 - 115,880 shares	—	(627,659)	(627,659)
Accumulated other comprehensive income	(526,769)	(55,181)	(2,023,753)

Total shareholders’ equity	69,837,766	65,708,021	58,975,189

Total liabilities and shareholders’ equity	$946,487,187	$889,488,517	$849,555,347

(*) — December 31, 2004 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans
Taxable	$11,097,070	$8,634,445	$20,998,414	$16,851,331
Tax-exempt	108,117	109,394	216,513	206,686
Interest and dividends on securities
Taxable	1,748,650	1,763,333	3,478,365	3,738,272
Tax-exempt	542,397	552,564	1,070,999	1,104,126
Interest on interest bearing deposits with other banks	22,970	31,615	45,538	62,795
Interest on Federal funds sold	4,843	382	7,276	1,303

Total interest income	13,524,047	11,091,733	25,817,105	21,964,513

Interest expense
Interest on deposits	2,926,400	2,389,607	5,443,073	4,803,700
Interest on short-term borrowings	1,055,296	202,891	1,809,323	374,800
Interest on long-term borrowings and subordinated debentures	1,938,679	1,701,207	3,806,009	3,386,627

Total interest expense	5,920,375	4,293,705	11,058,405	8,565,127

Net interest income	7,603,672	6,798,028	14,758,700	13,399,386
Provision for loan losses	425,000	232,500	755,000	465,000

Net interest income after provision for loan losses	7,178,672	6,565,528	14,003,700	12,934,386

Other income
Insurance commissions	235,126	137,464	383,165	160,560
Service fees	651,148	562,136	1,197,707	1,071,545
Mortgage origination revenue	7,112,749	6,613,961	12,968,898	10,933,319
Securities gains (losses)	5,351	17,132	5,351	37,060
Gain (loss) on sale of assets	1,250	(10,566)	(1,075)	(12,181)
Other	209,645	111,558	328,677	183,813

Total other income	8,215,269	7,431,685	14,882,723	12,374,116

Other expense
Salaries and employee benefits	5,394,241	4,739,787	9,936,451	8,425,746
Net occupancy expense	462,805	386,555	891,958	690,443
Equipment expense	483,172	441,417	976,194	870,444
Supplies	114,299	155,300	206,289	295,662
Professional fees	241,757	210,940	468,683	381,586
Postage	1,458,091	1,434,795	3,025,215	2,787,768
Advertising	1,221,812	1,303,690	2,546,852	2,265,326
Amortization of intangibles	37,788	37,788	75,576	75,576
Other	1,461,110	1,458,178	2,802,954	2,214,757

Total other expense	10,875,075	10,168,450	20,930,172	18,007,308

Income before income taxes	4,518,866	3,828,763	7,956,251	7,301,194
Income tax expense	1,402,627	1,154,700	2,429,107	2,175,950

Net income	$3,116,239	$2,674,063	$5,527,144	$5,125,244

Basic earnings per common share	$0.44	$0.38	$0.78	$0.73

Diluted earnings per common share	$0.43	$0.38	$0.77	$0.72

Average common shares outstanding
Basic	7,081,044	7,021,567	7,060,529	7,020,847

Diluted	7,205,377	7,126,817	7,206,181	7,105,583

Dividends per common share	$0.14	$0.13	$0.14	$0.13

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders’
	Surplus	Surplus	Earnings	Stock	Income	Equity
Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021

Six Months Ended June 30, 2005
Comprehensive income:
Net income	—	—	5,527,144	—	—	5,527,144
Other comprehensive income, net of deferred tax benefit of ($289,038):
Net unrealized (loss) on securities of ($474,906), net of reclassification adjustment for gains included in net income of $3,318	—	—	—	—	(471,588)	(471,588)

Total comprehensive income						5,055,556

Exercise of stock options	—	70,522	—	—	—	70,522
Conversion of preferred shares	(1,158,471)	1,158,471	—	—	—	—
Retirement of treasury shares		(627,659)		627,659		—
Cash dividends declared ($.14 per share)	—	—	(996,333)	—	—	(996,333)

Balance, June 30, 2005	$—	$18,724,826	$51,639,709	$—	$(526,769)	$69,837,766

Balance, December 31, 2003	$—	$17,862,255	$38,328,051	$(627,659)	$1,624,896	$57,187,543

Six Months Ended June 30, 2004
Comprehensive income:
Net income	—	—	5,125,244	—	—	5,125,244
Other comprehensive income, net of deferred tax benefit of ($2,236,269):
Net unrealized (loss) on securities of ($3,659,271), net of reclassification adjustment for gains included in net income of $10,622	—	—	—	—	(3,648,649)	(3,648,649)

Total comprehensive income						1,476,595

Exercise of stock options	—	30,334	—	—	—	30,334
Issuance of preferred shares	1,158,471	—	—	—	—	1,158,471
Cash dividends declared ($.125 per share)	—	—	(877,754)	—	—	(877,754)

Balance, June 30, 2004	$1,158,471	$17,892,589	$42,575,541	$(627,659)	$(2,023,753)	$58,975,189

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$5,527,144	$5,125,244
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	836,948	709,921
Provision for loan losses	755,000	465,000
Deferred income tax (benefit)	(204,943)	(344,550)
Loans originated for sale	(152,552,850)	(118,974,272)
Proceeds from loans sold	155,121,968	113,916,895
(Gain) on sales of loans held for sale	(5,368,830)	(4,197,246)
Securities (gains)	(5,350)	(37,060)
Loss on disposal of other assets	2,325	12,181
Amortization of securities premiums, net	367,041	417,177
Amortization of goodwill and purchase accounting adjustments, net	81,342	92,166
Increase (decrease) in accrued interest receivable	(288,589)	185,294
(Increase) in other assets	(830,845)	(876,689)
Increase in other liabilities	451,055	629,321

Net cash provided by (used in) operating activities	3,891,416	(2,876,618)

Cash Flows from Investing Activities
Net (increase) in interest bearing deposits with other banks	(3,162)	(126,485)
Proceeds from maturities and calls of securities available for sale	6,612,889	14,732,885
Proceeds from maturities and calls of securities held to maturity	—	—
Proceeds from sales of securities available for sale	6,150,328	37,642,019
Principal payments received on securities available for sale	16,928,228	22,408,545
Purchases of securities available for sale	(28,991,673)	(59,189,844)
Net decrease in Federal funds sold	48,000	244,000
Net loans made to customers	(58,165,343)	(62,022,637)
Purchases of premises and equipment	(575,734)	(2,997,647)
Proceeds from sales of other assets	61,700	34,200
Net cash paid in acquisition of Sager Insurance Agency	—	(850,000)

Net cash provided by (used in) investing activities	(57,934,767)	(50,124,964)

Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	28,055,605	18,246,500
Net increase in time deposits	12,405,833	6,541,137
Net increase in short-term borrowings	7,344,629	21,635,777
Proceeds from long-term borrowings	26,718,000	13,660,000
Repayment of long-term borrowings	(22,026,841)	(12,068,075)
Exercise of stock options	70,522	30,334
Dividends paid	(996,333)	(877,754)
Purchase of treasury stock	—	—
Net proceeds from issuance of trust preferred securities	—	7,406,250
Net proceeds from issuance of preferred stock	—	1,158,471

Net cash provided by financing activities	51,571,415	55,732,640

Increase (decrease) in cash and due from banks	(2,471,936)	2,731,058

Cash and due from banks:
Beginning	19,416,219	14,412,120

Ending	$16,944,283	$17,143,178

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,447,430	$8,681,611

Income taxes	$1,600,000	$2,350,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$346,139	$20,550

Acquisition of Sager Insurance Agency:
Net cash and cash equivalents paid in acquisition of Sager Insurance Agency	$—	$850,000

Fair value of assets acquired (principally building and land)	$—	$250,000
Goodwill	—	600,000

	$—	$850,000

Noncash investment in unconsolidated subsidiary trust	$—	$232,000

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
The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2004 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2004 and June 30, 2004, as previously presented, have been reclassified to conform to current year classifications.
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
Other than temporary impairment: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In June 2005, FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP, retitled FSP FAS 115-1, will supersede EITF Issue No. 03-1. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Note 3. Earnings per Share
The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net Income	$3,116,239	$2,674,063	$5,527,144	$5,125,244

Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	7,081,044	7,021,567	7,060,529	7,020,847

Effect of dilutive securities:
Convertible preferred stock	37,144	37,316	56,872	18,658
Stock options	87,189	67,934	88,780	66,078

	124,333	105,250	145,652	84,736

Denominator for diluted earnings per share — weighted average common shares outstanding and assumed conversions	7,205,377	7,126,817	7,206,181	7,105,583

Basic earnings per share	$0.44	$0.38	$0.78	$0.73

Diluted earnings per share	$0.43	$0.38	$0.77	$0.72

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Note 4. Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2005 and December 31, 2004, and June 30, 2004 are summarized as follows:

	June 30, 2005
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$23,671,763	$103,167	$79,949	$23,694,981
Mortgage-backed securities	115,010,307	329,697	1,128,262	114,211,742
State and political subdivisions	3,743,273	3,507	—	3,746,780
Corporate debt securities	4,048,118	89,976	—	4,138,094
Federal Reserve Bank stock	451,500	—	—	451,500
Federal Home Loan Bank stock	15,551,400	—	—	15,551,400
Other equity securities	175,535	—	—	175,535

Total taxable	162,651,896	526,347	1,208,211	161,970,032

Tax-exempt:
State and political subdivisions	40,266,955	1,559,877	15,344	41,811,488
Other equity securities	7,480,557	—	1,701,024	5,779,533

Total tax-exempt	47,747,512	1,559,877	1,716,368	47,591,021

Total	$210,399,408	$2,086,224	$2,924,579	$209,561,053

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2004
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$21,429,728	$154,012	$37,242	$21,546,498
Mortgage-backed securities	118,872,576	513,765	1,029,288	118,357,053
State and political subdivisions	3,745,196	8,954	—	3,754,150
Corporate debt securities	5,000,328	180,939	—	5,181,267
Federal Reserve Bank stock	436,500	—	—	436,500
Federal Home Loan Bank stock	13,843,100	—	—	13,843,100
Other equity securities	175,535	—	—	175,535

Total taxable	163,502,963	857,670	1,066,530	163,294,103

Tax-exempt:
State and political subdivisions	40,475,405	1,508,540	24,043	41,959,902
Other equity securities	7,482,503	—	1,375,004	6,107,499

Total tax-exempt	47,957,908	1,508,540	1,399,047	48,067,401

Total	$211,460,871	$2,366,210	$2,465,577	$211,361,504

	June 30, 2004
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$21,814,444	$252,473	$219,910	$21,847,007
Mortgage-backed securities	124,756,909	375,830	3,273,114	121,859,625
State and political subdivisions	3,747,075	13,645	—	3,760,720
Corporate debt securities	6,656,207	286,057	—	6,942,264
Federal Reserve Bank stock	496,000	—	—	496,000
Federal Home Loan Bank stock	11,869,100	—	—	11,869,100
Other equity securities	175,535	—	—	175,535

Total taxable	169,515,270	928,005	3,493,024	166,950,251

Tax-exempt:
State and political subdivisions	39,850,767	766,779	370,469	40,247,077
Federal Reserve Bank stock	8,400	—	—	8,400
Other equity securities	7,500,240	—	1,062,379	6,437,861

Total tax-exempt	47,359,407	766,779	1,432,848	46,693,338

Total	$216,874,677	$1,694,784	$4,925,872	$213,643,589

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
The maturities, amortized cost and estimated fair values of securities at June 30, 2005, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$44,997,430	$44,826,611
Due from one to five years	90,462,757	89,990,413
Due from five to ten years	25,209,828	25,640,174
Due after ten years	26,070,401	27,145,887
Equity securities	23,658,992	21,957,968

	$210,399,408	$209,561,053

Note 5. Loans
Loans are summarized as follows:

	June 30,	December 31,	June 30,
	2005	2004	2004
Commerical	$59,067,370	$53,225,840	$49,294,033
Commercial real estate	328,071,405	279,631,237	250,562,417
Real estate — construction	3,814,622	3,916,361	2,665,044
Real estate — mortgage	229,768,990	223,689,617	212,370,641
Consumer	36,993,483	38,947,775	41,787,194
Other	9,233,041	9,604,693	9,315,822

Total loans	666,948,911	609,015,523	565,995,151
Less unearned fees and interest	1,459,440	1,214,262	1,173,214

Total loans net of unearned fees and interest	665,489,471	607,801,261	564,821,937
Less allowance for loan losses	5,697,292	5,073,286	4,952,631

Loans, net	$659,792,179	$602,727,975	$559,869,306

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Note 6. Allowance for Loan Losses
An analysis of the allowance for loan losses for the six month periods ended June 30, 2005 and 2004, and for the year ended December 31, 2004 is as follows:

	Six Months Ended
	June 30,		Year Ended
			December 31,
	2005	2004	2004
Balance, beginning of period	$5,073,286	$4,680,625	$4,680,625
Losses:
Commercial	19,759	136,765	141,815
Commercial real estate	—	6,862	335,777
Real estate — mortgage	50,200	—	5,199
Consumer	89,123	76,396	208,391
Other	123,350	111,971	285,671

Total	282,432	331,994	976,853

Recoveries:
Commercial	—	18,314	18,702
Commercial real estate	12,577	15,301	27,302
Real estate — mortgage	—	9,413	9,413
Consumer	32,793	59,927	109,211
Other	106,068	36,045	154,886

Total	151,438	139,000	319,514

Net losses	130,994	192,994	657,339
Provision for loan losses	755,000	465,000	1,050,000

Balance, end of period	$5,697,292	$4,952,631	$5,073,286

Note 7. Goodwill and Other Intangible Assets
The following tables present our goodwill at June 30, 2005 and other intangible assets at June 30, 2005, December 31, 2004, and June 30, 2004.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total

Balance, January 1, 2005	$1,488,030	$—	$600,000	$2,088,030
Acquired goodwill, net	—	—	—	—

Balance, June 30, 2005	$1,488,030	$—	$600,000	$2,088,030

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Unidentifiable Intangible Assets
	June 30,	December 31,	June 30,
	2005	2004	2004

Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	932,105	856,529	780,952

Net carrying amount	$1,335,218	$1,410,794	$1,486,371

We recorded amortization expense of approximately $76,000 for the six months ended June 30, 2005 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2005 through 2009.
Note 8. Deposits
The following is a summary of interest bearing deposits by type as of June 30, 2005 and 2004 and December 31, 2004:

	June 30,	December 31,	June 30,
	2005	2004	2004
Interest bearing demand deposits	$145,625,507	$122,355,331	$122,414,880
Savings deposits	47,407,305	50,427,556	51,378,404
Certificates of deposit	282,914,987	271,130,829	281,125,705
Individual retirement accounts	26,012,374	25,298,430	26,144,600

Total	$501,960,173	$469,212,146	$481,063,589

Included in certificates of deposit are brokered certificates of deposit, which totaled $77,282,000, $53,268,000, and $43,639,000 at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of June 30, 2005:

	Amount	Percent
Three months or less	$17,329,206	12.2%
Three through six months	22,925,447	16.1%
Six through twelve months	34,852,785	24.5%
Over twelve months	67,287,979	47.2%

Total	$142,395,417	100.0%

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
A summary of the scheduled maturities for all time deposits as of June 30, 2005 is as follows:

Six month period ending December 31, 2005	$82,842,966
Year Ending December 31, 2006	120,665,771
Year Ending December 31, 2007	62,465,567
Year Ending December 31, 2008	21,340,898
Year Ending December 31, 2009	14,619,524
Thereafter	6,992,635

$308,927,361

Note 9. Borrowed Funds
Short-term borrowings: A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2005
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at June 30	$115,906,600	$8,671,743	$3,395,500
Average balance outstanding for the period	114,955,701	10,248,299	802,124
Maximum balance outstanding at any month end during period	126,336,000	10,881,188	3,395,500
Weighted average interest rate for the period	2.93%	2.07%	4.50%
Weighted average interest rate for balances outstanding at June 30	3.52%	2.42%	4.08%

	Year Ended December 31, 2004
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at December 31	$109,798,900	$10,830,314	$—
Average balance outstanding for the year	59,498,008	9,739,367	1,076,402
Maximum balance outstanding at any month end during year	109,798,900	11,098,557	1,173,000
Weighted average interest rate for the year	1.72%	1.59%	2.11%
Weighted average interest rate for balances outstanding at December 31	2.31%	1.85%	—

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2004
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at June 30	$62,552,600	$7,624,423	$1,173,000
Average balance outstanding for the period	47,452,738	9,621,707	1,216,539
Maximum balance outstanding at any month end during period	62,552,600	10,524,126	1,173,000
Weighted average interest rate for the period	1.22%	1.52%	1.91%
Weighted average interest rate for balances outstanding at June 30	1.60%	1.30%	1.82%
Long-term borrowings: Our long-term borrowings of $165,455,406, $160,860,182 and $164,906,662 at June 30, 2005, December 31, 2004, and June 30, 2004 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).
These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.
The average interest rate paid on long-term borrowings for the six month period ended June 30, 2005 was 4.41% compared to 4.02% for the first six months of 2004.
Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at June 30, 2005, December 31, 2004 and June 30, 2004.
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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
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
A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2005	$16,725,356
2006	21,967,468
2007	15,272,204
2008	16,085,851
2009	2,110,094
Thereafter	104,635,433

$176,796,406

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
The following pro forma disclosures present for the quarters ended and six months ended June 30, 2005 and 2004, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income:
As reported	$3,116	$2,674	$5,527	$5,125

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(23)	(76)	(57)

Pro forma	$3,080	$2,651	$5,451	$5,068

Basic earnings per share:
As reported	$0.44	$0.38	$0.78	$0.73

Pro forma	$0.43	$0.38	$0.77	$0.72

Diluted earnings per share:
As reported	$0.43	$0.38	$0.77	$0.72

Pro forma	$0.43	$0.37	$0.76	$0.71

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first six months of 2005 or 2004. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
Note 11. Off-Balance Sheet Arrangements
We are a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement that we have in this class of financial instruments.
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
A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30,
2005

Commitments to extend credit:
Revolving home equity and credit card lines	$28,530,194
Construction loans	110,877,354
Other loans	41,726,524
Standby letters of credit	6,737,035

Total	$187,871,107

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
Note 12. Issuance and Conversion of Preferred Stock
On April 23, 2004, the Board of Directors approved an amendment to our Articles of Incorporation establishing the Rockingham National Bank Series Convertible Preferred Stock (“Preferred Stock”) and authorizing up to 40,000 shares of its issuance. On May 17, 2004, we completed the sale of 33,400 shares of Preferred Stock in a private placement. The Preferred Stock was sold to potential investors that we believed would be beneficial to the development and support of the Rockingham National Bank, a division of Summit’s subsidiary, Shenandoah Valley National Bank, and to the outside directors of Shenandoah Valley National Bank. The offering price for each share of the Preferred Stock was the mean of the closing prices of Summit’s common stock reported on the last five (5) business days on which the stock traded prior to and inclusive of May 10, 2004, which was $35.28 per share, and aggregate offering proceeds were $1,158,471, net of related issuance costs. The shares of Preferred Stock converted automatically into 76,820 shares of our common stock on May 15, 2005. The conversion was effected for the December 2004 two-for-one stock split, and was based on the total loans and deposits of the Rockingham National Bank division of Shenandoah Valley National Bank on May 15, 2005.
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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of June 30, 2005, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.
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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Capital (to risk weighted assets)
Summit	$81,937	11.4%	$57,611	8.0%	$72,014	10.0%
Summit Community	48,222	10.6%	36,494	8.0%	45,618	10.0%
Shenandoah	27,194	10.6%	20,463	8.0%	25,579	10.0%
Tier I Capital (to risk weighted assets)
Summit	76,240	10.6%	28,806	4.0%	43,208	6.0%
Summit Community	44,421	9.7%	18,247	4.0%	27,371	6.0%
Shenandoah	25,298	9.9%	10,231	4.0%	15,347	6.0%
Tier I Capital (to average assets)
Summit	76,240	8.2%	27,851	3.0%	46,418	5.0%
Summit Community	44,421	7.2%	18,501	3.0%	30,835	5.0%
Shenandoah	25,298	8.4%	9,077	3.0%	15,129	5.0%

As of December 31, 2004
Total Capital (to risk weighted assets)
Summit	$77,301	11.9%	51,863	8.0%	64,829	10.0%
Summit Community	45,672	10.8%	33,817	8.0%	42,271	10.0%
Shenandoah	23,253	10.7%	17,440	8.0%	21,800	10.0%
Tier I Capital (to risk weighted assets)
Summit	72,228	11.1%	25,932	4.0%	38,897	6.0%
Summit Community	42,165	10.0%	16,908	4.0%	25,363	6.0%
Shenandoah	21,687	9.9%	8,720	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	72,228	8.3%	26,256	3.0%	43,761	5.0%
Summit Community	42,165	7.1%	17,739	3.0%	29,565	5.0%
Shenandoah	21,687	8.0%	8,128	3.0%	13,546	5.0%
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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For the Quarter Ended June 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$13,328	$485	$—	$6	$(295)	$13,524
Interest expense	5,725	294	—	196	(295)	5,920

Net interest income	7,603	191	—	(190)	—	7,604
Provision for loan losses	345	80	—	—	—	425

Net interest income after provision for loan losses	7,258	111	—	(190)	—	7,179

Noninterest income	905	7,113	197	1,183	(1,183)	8,215
Noninterest expense	4,374	6,055	135	1,494	(1,183)	10,875

Income before income taxes	3,789	1,169	62	(501)	—	4,519
Income taxes	1,221	414	26	(258)	—	1,403

Net income	$2,568	$755	$36	$(243)	$—	$3,116

Intersegment revenue (expense)	$(820)	$(355)	$(8)	$1,183	$—	$—

Average assets	$921,770	$23,838	$1,008	$81,095	$(95,937)	$931,774

	For the Quarter Ended June 30, 2004
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$10,941	$301	$—	$3	$(153)	$11,092
Interest expense	4,185	153	—	109	(153)	4,294

Net interest income	6,756	148	—	(106)	—	6,798
Provision for loan losses	233	—	—	—	—	233

Net interest income after provision for loan losses	6,523	148	—	(106)	—	6,565

Noninterest income	743	6,614	85	910	(920)	7,432
Noninterest expense	3,824	5,953	96	1,215	(920)	10,168

Income before income taxes	3,442	809	(11)	(411)	—	3,829
Income taxes	1,050	277	(4)	(168)	—	1,155

Net income	$2,392	$532	$(7)	$(243)	$—	$2,674

Intersegment revenue (expense)	$(715)	$(198)	$(7)	$920	$—	$—

Average assets	$820,144	$16,512	$940	$72,281	$(79,150)	$830,727

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$25,532	$788	$—	$12	$(515)	$25,817
Interest expense	10,695	513	—	365	(515)	11,058

Net interest income	14,837	275	—	(353)	—	14,759
Provision for loan losses	675	80	—	—	—	755

Net interest income after provision for loan losses	14,162	195	—	(353)	—	14,004

Noninterest income	1,593	12,969	319	2,360	(2,359)	14,882
Noninterest expense	8,571	11,652	269	2,797	(2,359)	20,930

Income before income taxes	7,184	1,512	50	(790)	—	7,956
Income taxes	2,250	530	21	(372)	—	2,429

Net income	$4,934	$982	$29	$(418)	$—	$5,527

Intersegment revenue (expense)	$(1,726)	$(618)	$(15)	$2,359	$—	$—

Average assets	$902,753	$21,625	$996	$79,703	$(92,887)	$912,190

	For the Six Months Ended June 30, 2004
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$21,696	$508	$—	$6	$(246)	$21,964
Interest expense	8,355	242	—	214	(246)	8,565

Net interest income	13,341	266	—	(208)	—	13,399
Provision for loan losses	465	—	—	—	—	465

Net interest income after provision for loan losses	12,876	266	—	(208)	—	12,934

Noninterest income	1,366	10,932	86	1,799	(1,809)	12,374
Noninterest expense	7,418	10,015	103	2,280	(1,809)	18,007

Income before income taxes	6,824	1,183	(17)	(689)	—	7,301
Income taxes	2,049	407	(7)	(273)	—	2,176

Net income	$4,775	$776	$(10)	$(416)	$—	$5,125

Intersegment revenue (expense)	$(1,474)	$(327)	$(8)	$1,809	$—	$—

Average assets	$792,605	$12,946	$618	$70,494	$(62,591)	$814,072

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
Strong growth in our interest earning assets resulted in an increase of 9.61%, or $1,350,000, in our net interest earnings on a tax equivalent basis for the first six months in 2005 compared to the same period of 2004. Further, our mortgage banking segment contributed $981,000 to our first six months 2005 earnings. During the first quarter of 2004, we acquired an insurance agency located in Moorefield, West Virginia. This acquisition had no material impact on our results of operations, financial condition, or liquidity.
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
BUSINESS SEGMENT RESULTS
We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
in thousands	2005	2004	2005	2004

Community Banking	$2,568	$2,392	$4,934	$4,775
Mortgage Banking	755	532	982	776
Parent and Other	(207)	(250)	(389)	(426)

Consolidated net income	$3,116	$2,674	$5,527	$5,125

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Earnings Summary
Net income for the quarter ended June 30, 2005 grew 16.54% to $3,116,000, or $0.43 per diluted share as compared to $2,674,000, or $0.38 per diluted share for the quarter ended June 30, 2004. Returns on average equity and assets for the first six months of 2005 were 16.41% and 1.21%, respectively, compared with 17.31% and 1.26% for the same period of 2004.
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
Our net interest income on a fully tax-equivalent basis totaled $15,403,000 for the six months period ended June 30, 2005 compared to $14,053,000 for the same period of 2004, representing an increase of $1,350,000 or 9.61%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 41 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 12.4% from $768,693,000 during the first six months of 2004 to $863,634,000 for the first six months of 2005. Average interest bearing liabilities grew 11.8% from $698,333,000 at June 30, 2004 to $780,807,000 at June 30, 2005, at an average yield for the first six months of 2005 of 2.86% compared to 2.45% for the same period of 2004.
Our net yield on interest earning assets decreased to 3.60% for the six month period ended June 30, 2005, compared to 3.66% for the same period in 2004. The yields on earning assets increased only 30 basis points, while the cost of our interest bearing funds increased by 41 basis points. Despite the increases in rates by the Fed over the past year, assets that repriced during the first half of 2005 typically repriced downward, while at the same time, our cost of short term borrowings moved more proportionately with the rate increases.
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

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table I — Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2005			June 30,2004
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$641,631	$20,998	6.60%	$539,338	$16,852	6.25%
Tax-exempt (1)	9,041	328	7.32%	8,202	313	7.63%
Securities
Taxable	162,072	3,478	4.33%	169,208	3,738	4.42%
Tax-exempt (1)	48,102	1,604	6.72%	48,454	1,651	6.81%
Federal funds sold and interest bearing deposits with other banks	2,788	53	3.83%	3,491	64	3.67%

Total interest earning assets	863,634	26,461	6.18%	768,693	22,618	5.88%

Noninterest earning assets
Cash & due from banks	15,294			12,005
Premises and equipment	20,714			19,432
Other assets	17,883			18,752
Allowance for loan losses	(5,335)			(4,810)

Total assets	$912,190			$814,072

Interest bearing liabilities
Interest bearing demand deposits	$134,987	$1,025	1.53%	$117,539	$531	0.90%
Savings deposits	49,954	158	0.64%	48,390	111	0.46%
Time deposits	302,046	4,260	2.84%	305,785	4,162	2.72%
Short-term borrowings	126,006	1,809	2.90%	58,283	375	1.29%
Long-term borrowings and capital trust securities	167,814	3,806	4.57%	168,336	3,386	4.02%

Total interest bearing liabilities	780,807	11,058	2.86%	698,333	8,565	2.45%

Noninterest bearing liabilities and shareholders’ equity
Demand deposits	57,610			51,059
Other liabilities	6,393			5,461
Shareholders’ equity	67,380			59,219

Total liabilities and shareholders’ equity	$912,190			$814,072

Net interest earnings		$15,403			$14,053

Net yield on interest earning assets			3.60%			3.66%

(1) -	Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $644,000 and $653,000 for the periods ended June 30, 2005 and 2004, respectively.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
         Table II — Changes in Interest Margin Attributable to Rate and Volume
         (Dollars in thousands)

	For the Six Months Ended
	June 30, 2005 versus June 30, 2004
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,201	$946	$4,147
Tax-exempt	568	(553)	15
Securities
Taxable	(175)	(85)	(260)
Tax-exempt	(17)	(30)	(47)
Federal funds sold and interest bearing deposits with other banks	(153)	142	(11)

Total interest earned on interest earning assets	3,424	420	3,844

Interest paid on:
Interest bearing demand deposits	87	407	494
Savings deposits	3	44	47
Time deposits	(2,391)	2,489	98
Short-term borrowings	691	743	1,434
Long-term borrowings and capital trust securities	(610)	1,030	420

Total interest paid on interest bearing liabilities	(2,220)	4,713	2,493

Net interest income	$5,644	$(4,293)	$1,351

Noninterest Income
On the strength of mortgage origination revenue, total noninterest income increased to $8,215,000 for the second quarter of 2005, compared to $7,432,000 for the same period of 2004. Mortgage origination revenue grew to $7,113,000 for the second quarter of 2005, compared to $6,614,000 for the same period of 2004. This revenue includes mortgage loan origination and sales activity conducted through Summit Mortgage. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income
Dollars in thousands

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Insurance commissions	$235	$137	$383	$160
Service fees	651	562	1,198	1,071
Mortgage origination revenue	7,113	6,614	12,969	10,933
Securities gains (losses)	5	17	5	37
Other	211	102	328	173

Total	$8,215	$7,432	$14,883	$12,374

Insurance commissions: These commissions increased 71.5% for second quarter 2005 over second quarter 2004 and 139.4% for the six months ended June 30, 2005 compared to the same period of 2004 primarily due to Summit Insurance Services, LLC, which offers both commercial and personal lines of insurance.
Service fees: Total service fees increased 15.8% for the second quarter of 2005 compared to the same period of 2004 and 11.9% for the first six months of 2005 compared to the same period of 2004. These increases were primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.
Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2005	2004	2005	2004

Loans originated
Amount	$83,616	$74,333	$152,545	$119,268
Number	1,578	1,461	2,886	2,392

Loans sold
Amount	$81,422	$68,013	$148,183	$109,389
Number	1,549	1,364	2,844	2,225
Summit Mortgage originates loans solely for the purpose of selling them. We do not service these loans, therefore there is no servicing intangible associated with this segment. Our mortgage banking revenue consists entirely of two components: 1) fees collected at the time of origination and 2) the gains we receive when selling the loans. The breakout of these fees and gains follows:
Mortgage origination revenue

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2005	2004	2005	2004

Origination fees, net	$4,050	$4,096	$7,600	$6,736
Gains	3,063	2,518	5,369	4,197

Total	$7,113	$6,614	$12,969	$10,933

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Although mortgage origination revenue increased for the first six months of 2005, profitability was impacted by the continued change in mix of loans originated. During the first six months of 2005, 15.0% of the total dollar amount of loan originations were first mortgage loans as compared to 12.5% during the first six months of 2004. During second quarter 2005, 12.5% of the total dollar amount of loan originations were first mortgage loans as compared to 11.5% during the second quarter of 2004. Sales of first mortgage loans typically result in smaller margins than sales of second mortgage loans.
Other: Other income increased 106.9% for the second quarter of 2005 and 89.6% for the six months ended June 30, 2005 compared to the same respective periods of 2004. The two major components of these increases were 1) an increase in financial services revenue and 2) increases in debit card and ATM income due to increased card usage by customers.
Noninterest Expense
Total noninterest expense increased approximately $2,923,000, or 16.2% to $20,930,000 during the first six months of 2005 as compared to the same period in 2004 and $707,000 or 7.0% for second quarter 2005 compared to second quarter 2004. The primary factor contributing to growth in noninterest expense was an increase in salaries and employee benefits expense due to the staffing requirements as a result of our growth. Another major contributor to the increase in total noninterest expense for the six months ended and quarter ended June 30, 2005 was net occupancy expense. This increase was due to expenses related to our new Virginia market offices and the relocation of Summit Mortgage. Table III below shows the breakdown of these increases by segment. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table III — Noninterest Expense
Dollars in thousands

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
	2005	$	%	2004	2005	$	%	2004

Community Banking and Other
Salaries and employee benefits	$2,730	$396	17.0%	$2,334	$5,244	$730	16.2%	$4,514
Net occupancy expense	341	39	12.9%	302	654	80	13.9%	574
Equipment expense	437	38	9.5%	399	884	102	13.0%	782
Supplies	82	(54)	-39.7%	136	155	(95)	-38.0%	250
Professional fees	163	24	17.3%	139	340	95	38.8%	245
Postage	41	(21)	-33.9%	62	105	(8)	-7.1%	113
Advertising	133	41	44.6%	92	205	60	41.4%	145
Amortization of intangibles	38	—	0.0%	38	76	—	0.0%	76
Other	855	142	19.9%	713	1,615	322	24.9%	1,293

Total	$4,820	$605	14.4%	$4,215	$9,278	$1,286	16.1%	$7,992

		Change				Change
	2005	$	%	2004	2005	$	%	2004

Mortgage Banking
Salaries and employee benefits	$2,664	$258	10.7%	$2,406	$4,692	$780	19.9%	$3,912
Net occupancy expense	122	38	45.2%	84	238	122	105.2%	116
Equipment expense	46	4	9.5%	42	92	4	4.5%	88
Supplies	32	13	68.4%	19	51	5	10.9%	46
Professional fees	79	7	9.7%	72	129	(8)	-5.8%	137
Postage	1,417	44	3.2%	1,373	2,920	245	9.2%	2,675
Advertising	1,089	(123)	-10.1%	1,212	2,342	222	10.5%	2,120
Other	606	(139)	-18.7%	745	1,188	267	29.0%	921

Total	$6,055	$102	1.7%	$5,953	$11,652	$1,637	16.3%	$10,015

		Change				Change
	2005	$	%	2004	2005	$	%	2004

Consolidated
Salaries and employee benefits	$5,394	$654	13.8%	$4,740	$9,936	$1,510	17.9%	$8,426
Net occupancy expense	463	77	19.9%	386	892	202	29.3%	690
Equipment expense	483	42	9.5%	441	976	106	12.2%	870
Supplies	114	(41)	-26.5%	155	206	(90)	-30.4%	296
Professional fees	242	31	14.7%	211	469	87	22.8%	382
Postage	1,458	23	1.6%	1,435	3,025	237	8.5%	2,788
Advertising	1,222	(82)	-6.3%	1,304	2,547	282	12.5%	2,265
Amortization of intangibles	38	—	0.0%	38	76	—	0.0%	76
Other	1,461	3	0.2%	1,458	2,803	589	26.6%	2,214

Total	$10,875	$707	7.0%	$10,168	$20,930	$2,923	16.2%	$18,007

Community Banking, Parent and Other Segments
Total noninterest expense for our community banking segment, parent, and other increased $605,000, or 14.4% for the first quarter of 2005, compared to the same period of 2004 and $1,286,000, or 16.1% for the six months ended June 30, 2005 versus the same period of 2004. The major factors contributing to these increases follow.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Salaries and employee benefits: Salaries and employee benefits expense increased 17.0% and 16.2% for the quarter ended June 30, 2005 and the six months ended June 30, 2005, respectively, due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Harrisonburg, Virginia in late 2004 and the mid-2005 anticipated opening of a new community banking office in Warrenton, Virginia, and staffing Summit Insurance Services, LLC. In the December-January timeframe, we added three seasoned lenders who will become increasingly productive over the remainder of the year. Also included in this increase are general merit raises.
Advertising: Both the quarterly increase and six month period increase in advertising is attributed to more aggressive advertising of our recently opened branched in the Virginia markets.
Other: Other expenses increased 14.4% for second quarter 2005 compared to second quarter 2004, and 16.1% for the six months ended June 30, 2005 compared to the same period of 2004. These increases include the initial listing fee for NASDAQ.
Mortgage Banking Segment
Total noninterest expense for our mortgage banking segment increased 1.7% for the second quarter of 2005 over the same period of 2004. These expenses increased $1,637,000 or 16.3% for the six months ended June 30, 2005 compared to the same period of 2004.
Salaries and employee benefits: The increase of $258,000 in salaries and employee benefits for the quarter ended June 30, 2005 and $780,000 for the six months ended June 30, 2005 is comprised primarily of 1) higher loan officer commissions paid due to increased loan production and 2) an increase in profitability based incentive compensation paid to Summit Mortgage management.
Net occupancy expense: Net occupancy expense increased $122,000 or 105.2% for the first six months of 2005 compared to the same period of 2004 and 45.2% for the second quarter 2005 compared to the second quarter 2004 due to the relocation of our Summit Mortgage headquarters in mid-2004, to support our growth in staffing needs.
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
We recorded a $755,000 provision for loan losses for the first six months of 2005, compared to $465,000 for the same period in 2004. Net loan charge offs for the first six months of 2005 were $131,000, as compared to $193,000 over the same period of 2004. At June 30, 2005, the allowance for loan losses totaled $5,697,000 or 0.83% of loans, net of unearned income, compared to $5,073,000 or 0.82% of loans, net of unearned income at December 31, 2004. Our asset quality remains sound. As illustrated in Table III below, our non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, and still remain at a historically moderate level.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
         Table III — Summary of Past Due Loans and Non-Performing Assets
         (Dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Accruing loans past due 90 days or more	$536	$593	$140
Nonperforming assets:
Nonaccrual loans	375	984	532
Nonaccrual securities	326	384	349
Foreclosed properties	906	475	593
Repossessed assets	43	7	53

Total	$2,186	$2,443	$1,667

Total nonperforming loans as a percentage of total loans	0.13%	0.27%	0.11%

Total nonperforming assets as a percentage of total assets	0.23%	0.29%	0.19%

FINANCIAL CONDITION
Our total assets were $946,487,000 at June 30, 2005, compared to $889,489,000 at December 31, 2004, representing a 6.4% increase. Table IV below serves to illustrate significant changes in our financial position between December 31, 2004 and June 30, 2005.
         Table IV — Summary of Significant Changes in Financial Position
         (Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2004	Amount	Percentage	2005
Assets
Securities available for sale	$211,362	(1,801)	-0.9%	$209,561
Loans, net of unearned income	607,801	57,688	9.5%	665,489

Liabilities
Interest bearing deposits	$469,212	$32,748	7.0%	$501,960
Short-term borrowings	120,629	7,345	6.1%	127,974
Long-term borrowings and subordinated debentures	172,201	4,595	2.7%	176,796
Loan growth during the first six months of 2005, occurring principally in the commercial and real estate portfolios, was funded both by borrowings from the FHLB and deposits, including brokered certificates of deposit.
Refer to Notes 4, 5, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2005 and December 31, 2004.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $126 million, or 13.3% of total assets at June 30, 2005 versus $88 million, or 9.9% of total assets at December 31, 2004.
Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.
CAPITAL RESOURCES
One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at June 30, 2005 totaled $69,838,000 compared to $65,708,000 at December 31, 2004.
Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.
CONTRACTUAL CASH OBLIGATIONS
During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at June 30, 2005.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases

2005	$16,725,356	$—	$456,771
2006	21,967,468	—	917,999
2007	15,272,204	—	877,659
2008	16,085,851	—	851,534
2009	2,110,094	—	428,100
Thereafter	93,294,433	11,341,000	384,340

Total	$165,455,406	$11,341,000	$3,916,403

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
OFF-BALANCE SHEET ARRANGEMENTS
We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at June 30, 2005 are presented in the following table.

June 30,
2005

Commitments to extend credit:
Revolving home equity and credit card lines	$28,530,194
Construction loans	110,877,354
Other loans	41,726,524
Standby letters of credit	6,737,035

Total	$187,871,107

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
The following table shows our projected earnings sensitivity as of June 30, 2005 which is well within our ALCO policy limit of +/- 10%:

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months

Down 200 (1)	-0.48%	-3.30%
Down 200, steepening yield curve (2)	0.05%	-0.20%
Up 100 (1)	-0.12%	2.16%
Up 200 (1)	-0.54%	0.66%

(1)	assumes a parallel shift in the yield curve

(2)	assumes steepening curve whereby short term rates decline by 200 basis points while long term rates decline by 50 basis points
CONTROLS AND PROCEDURES
Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of June 30, 2005, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2005 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We, after consultation with legal counsel, believe that Corinthian’s claims made in its lawsuit arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets are without foundation and that meritorious defenses exist as to all the claims. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. We believe that the lawsuit is without merit and will have no material adverse effect on us. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
On May 19, 2005, we held our Annual Meeting of Shareholders, and the shareholders took the following action:
1.	Elected as directors the following individuals to three year terms:

	For	Withheld
Frank A. Baer, III	5,342,850	23,660
Patrick N. Frye	5,322,836	43,674
Duke A. McDaniel	5,346,674	19,836
Ronald F. Miller	5,347,474	19,036
George R. Ours, Jr.	5,335,730	30,780
The following directors’ terms of office continued after the 2005 annual shareholders’ meeting: Oscar M. Bean, Dewey F. Bensenhaver, John W. Crites, James Paul Geary, Phoebe F. Heishman, Charles S. Piccirillo, James M. Cookman, Thomas J. Hawse, III, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, and Harold K. Michael.

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
Date: August 5, 2005