Form 10-Q/A
period 2005-03-31
SUMMIT FINANCIAL GROUP INC
filed 2005-09-15
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 — Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.
Common Stock, $2.50 par value
7,039,840 shares outstanding as of May 6, 2005

Summit Financial Group, Inc. and Subsidiaries

Explanatory Note and Table of Contents
EXPLANATORY NOTE
Summit Financial Group, Inc. (“We”, “Company”), is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2005 to amend the language in the Section 302 certifications of our Chief Executive and Chief Financial Officers and to correct the period ending date in the Section 906 certifications of our Chief Executive and Chief Financial Officers, previously filed with the Securities and Exchange Commission on May 10, 2005 (the “Original Filing”). Item 6 of Part II has been amended to reflect the inclusion of updated certifications pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. Except for the updated certifications, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to the Original Filing.

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets
		March 31, 2005 (unaudited), December 31, 2004, and March 31, 2004 (unaudited)	4

		Consolidated statements of income
		for the three months ended
		March 31, 2005 and 2004 (unaudited)	5

		Consolidated statements of shareholders' equity
		for the three months ended
		March 31, 2005 and 2004 (unaudited)	6

		Consolidated statements of cash flows
		for the three months ended
		March 31, 2005 and 2004 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-22

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	23-34

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	34

Summit Financial Group, Inc. and Subsidiaries

Explanatory Note and Table of Contents

Page
PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

	Item 3.	Defaults upon Senior Securities	None

	Item 4.	Submission of Matters to a Vote of Security Holders	None

	Item 5.	Other Information	None

	Item 6.	Exhibits

Exhibits

Exhibit 11.	Statement re: Computation of Earnings per Share — Information contained in Note 3 to the Consolidated Financial Statements on page 10 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES	36

Summit Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2005	2004	2004
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$13,243,838	$19,416,219	$9,584,246
Interest bearing deposits with other banks	2,161,772	2,338,698	3,223,383
Federal funds sold	1,615,000	48,000	1,048,000
Securities available for sale	209,223,443	211,361,504	215,732,183
Loans held for sale	15,766,266	14,273,916	9,595,896
Loans, net	623,862,573	602,727,975	532,854,898
Property held for sale	593,137	593,137	475,000
Premises and equipment, net	20,690,209	20,776,007	19,458,692
Accrued interest receivable	3,942,548	3,651,907	3,771,963
Intangible assets	3,461,036	3,498,824	3,612,188
Other assets	12,703,790	10,802,330	9,760,944

Total assets	$907,263,612	$889,488,517	$809,117,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing	$57,008,292	$55,401,552	$48,916,332
Interest bearing	480,403,692	469,212,146	481,421,526

Total deposits	537,411,984	524,613,698	530,337,858

Short-term borrowings	129,696,988	120,629,214	42,546,950
Long-term borrowings	154,042,527	160,860,182	158,266,552
Subordinated debentures owed to unconsolidated subsidiary trusts	11,341,000	11,341,000	11,341,000
Other liabilities	8,371,156	6,336,402	5,951,531

Total liabilities	840,863,655	823,780,496	748,443,891

Commitments and Contingencies

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares, issued 2005 and December 2004 — 33,400 shares	1,158,471	1,158,471	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares, issued 2005 — 7,039,840 shares; December 2004 — 7,155,420 shares; March 2004 — 7,137,120 shares	17,501,134	18,123,492	12,780,249
Retained earnings	49,519,803	47,108,898	45,878,181
Less cost of shares acquired for the treasury — 2004 — 115,880 shares	—	(627,659)	(627,659)
Accumulated other comprehensive income	(1,779,451)	(55,181)	2,642,731

Total shareholders’ equity	66,399,957	65,708,021	60,673,502

Total liabilities and shareholders’ equity	$907,263,612	$889,488,517	$809,117,393

(*) — December 31, 2004 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Interest income
Interest and fees on loans
Taxable	$9,901,344	$8,216,886
Tax-exempt	108,396	97,292
Interest and dividends on securities
Taxable	1,729,715	1,974,939
Tax-exempt	528,602	551,562
Interest on interest bearing deposits with other banks	22,568	31,180
Interest on Federal funds sold	2,433	921

Total interest income	12,293,058	10,872,780

Interest expense
Interest on deposits	2,516,673	2,414,093
Interest on short-term borrowings	754,027	171,909
Interest on long-term borrowings and subordinated debentures	1,867,330	1,685,420

Total interest expense	5,138,030	4,271,422

Net interest income	7,155,028	6,601,358
Provision for loan losses	330,000	232,500

Net interest income after provision for loan losses	6,825,028	6,368,858

Other income
Insurance commissions	148,039	23,096
Service fees	546,559	509,409
Mortgage origination revenue	5,856,149	4,319,358
Securities gains (losses)	—	19,928
Gain (loss) on sale of assets	(2,325)	(1,615)
Other	119,032	72,255

Total other income	6,667,454	4,942,431

Other expense
Salaries and employee benefits	4,542,210	3,685,959
Net occupancy expense	429,153	303,888
Equipment expense	493,022	429,027
Supplies	91,990	140,362
Professional fees	226,926	170,646
Postage	1,567,124	1,352,973
Advertising	1,325,040	961,636
Amortization of intangibles	37,788	37,788
Other	1,341,844	756,579

Total other expense	10,055,097	7,838,858

Income before income taxes	3,437,385	3,472,431
Income tax expense	1,026,480	1,021,250

Net income	$2,410,905	$2,451,181

Basic earnings per common share	$0.34	$0.35

Diluted earnings per common share	$0.34	$0.35

Average common shares outstanding
Basic	7,039,783	7,020,126

Diluted	7,171,099	7,084,970

Dividends per common share	$—	$—

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common			Accumulated
	Stock and	Stock and			Other	Total
	Related	Related	Retained	Treasury	Comprehensive	Shareholders’
	Surplus	Surplus	Earnings	Stock	Income	Equity
Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021
Three Months Ended March 31, 2005
Comprehensive income:
Net income	—	—	2,410,905	—	—	2,410,905
Other comprehensive income, net of deferred tax benefit of ($1,056,811):
Net unrealized (loss) on securities of ($1,724,270)	—	—	—	—	(1,724,270)	(1,724,270)

Total comprehensive income						686,635

Exercise of stock options	—	5,301	—	—	—	5,301
Cancellation of treasury shares	—	(627,659)	—	627,659	—	—

Balance, March 31, 2005	$1,158,471	$17,501,134	$49,519,803	$—	$(1,779,451)	$66,399,957

Balance, December 31, 2003	$—	$17,862,255	$38,328,051	$(627,659)	$1,624,896	$57,187,543

Three Months Ended March 31, 2004
Comprehensive income:
Net income	—	—	2,451,181	—	—	2,451,181
Other comprehensive income, net of deferred taxes of $623,834:
Net unrealized (loss) on securities of $1,030,190, net of reclassification adjustment for gains included in net income of $12,355	—	—	—	—	1,017,835	1,017,835

Total comprehensive income						3,469,016

Exercise of stock options	—	16,943	—	—	—	16,943

Balance, March 31, 2004	$—	$17,879,198	$40,779,232	$(627,659)	$2,642,731	$60,673,502

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$2,410,905	$2,451,181
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	415,827	341,131
Provision for loan losses	330,000	232,500
Deferred income tax (benefit)	(129,320)	(145,250)
Loans originated for sale	(68,939,267)	(44,941,003)
Principal payments on and proceeds from loans sold	69,752,985	43,376,927
(Gains) on loans sold	(2,306,068)	(1,678,984)
Securities (gains)	—	(19,928)
Loss on disposal of other assets	2,324	1,615
Amortization of securities premiums, net	192,265	142,402
Amortization of goodwill and purchase accounting adjustments, net	40,671	43,086
(Increase) decrease in accrued interest receivable	(290,642)	6,176
(Increase) in other assets	(678,286)	(1,014,566)
Increase in other liabilities	1,010,150	1,444,744

Net cash provided by operating activities	1,811,544	240,031

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits with other banks	176,926	(82,292)
Proceeds from maturities and calls of securities available for sale	2,957,625	6,439,500
Proceeds from sales of securities available for sale	2,321,100	28,823,935
Principal payments received on securities available for sale	7,331,803	11,622,069
Purchases of securities available for sale	(13,401,766)	(25,715,293)
Net (increase)decrease in Federal funds sold	(1,567,000)	(804,000)
Net loans made to customers	(21,479,998)	(34,762,187)
Purchases of premises and equipment	(330,029)	(1,706,885)
Proceeds from sales of other assets	52,700	21,000
Net cash paid in acquisition of Sager Insurance Agency	—	(850,000)

Net cash (used in) investing activities	(23,938,639)	(17,014,153)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	13,971,073	6,266,654
Net increase (decrease) in time deposits	(1,172,786)	12,269,784
Net increase (decrease) in short-term borrowings	9,067,774	(7,167,296)
Proceeds from long-term borrowings	718,000	7,763,250
Repayment of long-term borrowings	(6,634,648)	(7,203,087)
Exercise of stock options	5,301	16,943

Net cash provided by financing activities	15,954,714	11,946,248

Increase (decrease) in cash and due from banks	(6,172,381)	(4,827,874)
Cash and due from banks:
Beginning	19,416,219	14,412,120

Ending	$13,243,838	$9,584,246

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Note 3. Earnings per Share
The computations of basic and diluted earnings per share follow:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net Income	$2,410,905	$2,451,181

Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	7,039,784	7,020,126

Effect of dilutive securities:
Convertible preferred stock	39,445	—
Stock options	91,870	64,844

	131,315	64,844

Denominator for diluted earnings per share — weighted average common shares outstanding and assumed conversions	7,171,099	7,084,970

Basic earnings per share	$0.34	$0.35

Diluted earnings per share	$0.34	$0.35

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
Note 5. Loans
Loans are summarized as follows:

	March 31,	December 31,	March 31,
	2005	2004	2004
Commercial	$56,393,600	$53,225,840	$47,178,262
Commercial real estate	296,910,832	279,631,237	235,565,159
Real estate — construction	3,805,511	3,916,361	2,697,409
Real estate — mortgage	226,866,186	223,689,617	203,224,889
Consumer	37,066,130	38,947,775	41,059,663
Other	9,458,326	9,604,693	8,968,088

Total loans	630,500,585	609,015,523	538,693,470
Less unearned fees and interest	1,322,218	1,214,262	1,117,909

Total loans net of unearned fees and interest	629,178,367	607,801,261	537,575,561
Less allowance for loan losses	5,315,794	5,073,286	4,720,663

Loans, net	$623,862,573	$602,727,975	$532,854,898

Note 6. Allowance for Loan Losses
An analysis of the allowance for loan losses for the three month periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
Balance, beginning of period	$5,073,286	$4,680,625	$4,680,625
Losses:
Commercial	19,759	136,766	141,815
Commercial real estate	—	6,862	335,777
Real estate — mortgage	50,200	—	5,199
Consumer	32,427	42,657	208,391
Other	54,731	71,694	285,671

Total	157,117	257,979	976,853

Recoveries:
Commercial	—	184	18,702
Commercial real estate	6,577	6,000	27,302
Real estate — mortgage	—	9,413	9,413
Consumer	17,979	31,658	109,211
Other	45,069	18,262	154,886

Total	69,625	65,517	319,514

Net losses	87,492	192,462	657,339
Provision for loan losses	330,000	232,500	1,050,000

Balance, end of period	$5,315,794	$4,720,663	$5,073,286

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
Table I — Average Distribution Of Assets, Liabilities And Shareholders’
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
Table III — Noninterest Expense
Dollars in thousands

		Change
Community Banking and Other	2005	$	%	2004

Salaries and employee benefits	$2,514	$334	15.3%	$2,180
Net occupancy expense	313	41	15.1%	272
Equipment expense	448	65	17.0%	383
Supplies	73	(41)	-36.0%	114
Professional fees	176	71	67.6%	105
Postage	64	13	25.5%	51
Advertising	72	18	33.3%	54
Amortization of intangibles	38	—	0.0%	38
Other	760	180	31.0%	580

Total	$4,458	$681	18.0%	$3,777

		Change
Mortgage Banking	2005	$	%	2004

Salaries and employee benefits	$2,028	$522	34.7%	$1,506
Net occupancy expense	116	84	262.5%	32
Equipment expense	45	(1)	-2.2%	46
Supplies	19	(7)	-26.9%	26
Professional fees	51	(14)	-21.5%	65
Postage	1,503	201	15.4%	1,302
Advertising	1,253	345	38.0%	908
Other	582	405	228.8%	177

Total	$5,597	$1,535	37.8%	$4,062

		Change
Consolidated	2005	$	%	2004

Salaries and employee benefits	$4,542	$856	23.2%	$3,686
Net occupancy expense	429	125	41.1%	304
Equipment expense	493	64	14.9%	429
Supplies	92	(48)	-34.3%	140
Professional fees	227	57	33.5%	170
Postage	1,567	214	15.8%	1,353
Advertising	1,325	363	37.7%	962
Amortization of intangibles	38	—	0.0%	38
Other	1,342	585	77.3%	757

Total	$10,055	$2,216	28.3%	$7,839

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
Table IV — Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance	Increase (Decrease)		Balance
	December 31,			March 31,
	2004	Amount	Percentage	2005
Assets
Securities available for sale	$211,361	$(2,138)	-1.0%	$209,223
Loans, net of unearned income	622,075	22,869	3.7%	644,944

Liabilities
Interest bearing deposits	$469,212	$11,192	2.4%	$480,404
Short-term borrowings	120,629	9,068	7.5%	129,697
Long-term borrowings and subordinated debentures	172,201	(6,817)	-4.0%	165,384

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

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows our projected earnings sensitivity as of March 31, 2005 which is well within our ALCO policy limit of +/- 10%:

	Estimated % Change in Net
Chang in	Interest Income Over:
Interest Rates
(basis points)	12 Months	24 Months

Down 100	-0.09%	-2.44%
Up 100	-0.15%	1.12%
Up 200	-0.67%	0.93%
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

Date: September 13, 2005