Form 10-Q/A
period 2005-06-30
SUMMIT FINANCIAL GROUP INC
filed 2005-09-15
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q/A
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

EXPLANATORY NOTE
Summit Financial Group, Inc. (“We”, “Company”), is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2005 to amend the language in the Section 302 certifications of our Chief Executive and Chief Financial Officers, previously filed with the Securities and Exchange Commission on August 8, 2005 (the “Original Filing”). Item 6 of Part II has been amended to reflect the inclusion of updated certifications pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. Except for the updated certifications, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUMMIT FINANCIAL GROUP, INC.
a West Virginia Corporation
(registrant)
By: /s/ Julie R. Cook      9/13/05
Julie R. Cook                 Date
Vice President &
Chief Accounting Officer

3