Form 10-Q
period 2005-10-31
SUMMIT FINANCIAL GROUP INC
filed 2005-11-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Common Stock, $2.50 par value
7,125,820 shares outstanding as of November 4, 2005

Summit Financial Group, Inc. and Subsidiaries

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		39

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits

		Exhibit 11.	Statement re: Computation of Earnings per Share - Information contained in Note 3 to the Consolidated Financial Statements on page 10 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				40

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2005	2004	2004
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$20,830,680	$19,416,219	$12,372,452
Interest bearing deposits with other banks	2,196,744	2,338,698	3,163,714
Federal funds sold	3,573,000	48,000	1,000
Securities available for sale	215,757,195	211,361,504	209,702,259
Loans held for sale, net	12,695,050	14,273,916	12,096,649
Loans, net	729,431,309	602,727,975	586,200,670
Property held for sale	830,145	593,137	756,181
Premises and equipment, net	21,163,790	20,776,007	20,438,860
Accrued interest receivable	4,392,003	3,651,907	3,762,409
Intangible assets	3,385,460	3,498,824	3,536,613
Other assets	14,847,760	10,802,330	10,215,068
Total assets	$1,029,103,136	$889,488,517	$862,245,875

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$69,346,345	$55,401,552	$50,884,765
Interest bearing	559,572,582	469,212,146	484,936,943
Total deposits	628,918,927	524,613,698	535,821,708
Short-term borrowings	139,680,652	120,629,214	77,518,423
Long-term borrowings	168,041,711	160,860,182	166,992,593
Subordinated debentures owed to unconsolidated subsidiary trusts	11,341,000	11,341,000	11,341,000
Other liabilities	8,692,039	6,336,402	5,282,750
Total liabilities	956,674,329	823,780,496	796,956,474

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value;
authorized 250,000 shares, issued 2004 - 33,400 shares	-	1,158,471	1,158,471
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2005 - 7,125,820 shares; issued December 2004 - 7,155,420
shares; issued September 2004 - 7,145,020 shares	18,776,686	18,123,492	12,828,355
Retained earnings	54,912,652	47,108,898	50,800,508
Less cost of shares acquired for the treasury - 2004 - 115,880 shares	-	(627,659)	(627,659)
Accumulated other comprehensive income	(1,260,531)	(55,181)	1,129,726
Total shareholders' equity	72,428,807	65,708,021	65,289,401

Total liabilities and shareholders' equity	$1,029,103,136	$889,488,517	$862,245,875

(*) - December 31, 2004 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans
Taxable	$12,422,549	$9,217,361	$33,420,963	$26,068,692
Tax-exempt	104,328	117,153	320,841	323,839
Interest and dividends on securities
Taxable	1,750,451	1,721,219	5,228,816	5,459,491
Tax-exempt	533,000	545,597	1,603,999	1,649,723
Interest on interest bearing deposits with other banks	22,743	32,063	68,281	94,858
Interest on Federal funds sold	3,684	1,074	10,960	2,377
Total interest income	14,836,755	11,634,467	40,653,860	33,598,980
Interest expense
Interest on deposits	3,508,549	2,450,508	8,951,622	7,254,208
Interest on short-term borrowings	1,314,966	317,243	3,124,289	692,043
Interest on long-term borrowings and subordinated debentures	2,203,152	1,805,352	6,009,161	5,191,979
Total interest expense	7,026,667	4,573,103	18,085,072	13,138,230
Net interest income	7,810,088	7,061,364	22,568,788	20,460,750
Provision for loan losses	424,400	292,500	1,179,400	757,500
Net interest income after provision for loan losses	7,385,688	6,768,864	21,389,388	19,703,250
Other income
Insurance commissions	222,024	184,329	605,189	344,889
Service fees	711,141	574,949	1,908,848	1,646,494
Mortgage origination revenue	7,303,889	7,732,451	20,272,788	18,665,770
Securities gains (losses)	38,828	(35,657)	44,179	1,403
Gain (loss) on sale of assets	(592)	(17,002)	(1,667)	(29,183)
Other	189,863	105,440	518,540	289,253
Total other income	8,465,153	8,544,510	23,347,877	20,918,626
Other expense
Salaries and employee benefits	5,434,668	5,054,952	15,371,119	13,480,698
Net occupancy expense	479,174	408,402	1,371,132	1,098,845
Equipment expense	464,691	432,551	1,440,885	1,302,995
Supplies	98,151	176,601	304,440	472,263
Professional fees	230,496	188,067	699,179	569,653
Postage	1,450,635	1,702,901	4,475,850	4,490,669
Advertising	1,163,782	1,228,655	3,710,634	3,493,981
Amortization of intangibles	37,788	37,788	113,364	113,364
Other	1,518,339	1,537,324	4,321,293	3,752,081
Total other expense	10,877,724	10,767,241	31,807,896	28,774,549
Income before income taxes	4,973,117	4,546,133	12,929,369	11,847,327
Income tax expense	1,700,175	1,420,115	4,129,282	3,596,065
Net income	$3,272,942	$3,126,018	$8,800,087	$8,251,262

Basic earnings per common share	$0.46	$0.44	$1.24	$1.17
Diluted earnings per common share	$0.45	$0.44	$1.22	$1.16

Average common shares outstanding
Basic	7,125,483	7,026,173	7,082,418	7,022,635
Diluted	7,211,331	7,174,859	7,207,937	7,129,416

Dividends per common share	$-	$-	$0.14	$0.125

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders'
	Surplus	Surplus	Earnings	Stock	Income	Equity

Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021
Nine Months Ended September 30, 2005
Comprehensive income:
Net income	-	-	8,800,087	-	-	8,800,087
Other comprehensive income,
net of deferred tax benefit
of ($738,763):
Net unrealized (loss) on
securities of ($1,232,741), net
of reclassification adjustment
for gains included in net
income of $27,391	-	-	-	-	(1,205,350)	(1,205,350)
Total comprehensive income						7,594,737
Exercise of stock options	-	122,382	-	-	-	122,382
Conversion of preferred shares	(1,158,471)	1,158,471	-	-	-	-
Retirement of treasury shares	-	(627,659)	-	627,659	-	-
Cash dividends declared
($.14 per share)	-	-	(996,333)	-	-	(996,333)

Balance, September 30, 2005	$-	$18,776,686	$54,912,652	$-	$(1,260,531)	$72,428,807

Balance, December 31, 2003	$-	$17,862,255	$38,328,051	$(627,659)	$1,624,896	$57,187,543
Nine Months Ended September 30, 2004
Comprehensive income:
Net income	-	-	8,251,262	-	-	8,251,262
Other comprehensive income,
net of deferred tax benefit
of ($303,491):
Net unrealized (loss) on
securities of ($496,040), net
of reclassification adjustment
for gains included in net
income of $870	-	-	-	-	(495,170)	(495,170)
Total comprehensive income						7,756,092
Exercise of stock options	-	65,049	-	-	-	65,049
Issuance of preferred shares	1,158,471	-	-	-	-	1,158,471
Cash dividends declared
($.125 per share)	-	-	(877,754)	-	-	(877,754)

Balance, September 30, 2004	$1,158,471	$17,927,304	$45,701,559	$(627,659)	$1,129,726	$65,289,401

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$8,800,087	$8,251,262
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,260,195	1,101,384
Provision for loan losses	1,179,400	757,500
Deferred income tax (benefit)	(229,618)	(435,650)
Loans originated for sale	(236,456,985)	(195,059,386)
Proceeds from loans sold	246,429,843	196,463,367
(Gain) on sales of loans held for sale	(8,393,992)	(7,147,794)
Securities (gains)	(44,179)	(1,403)
Loss on disposal of other assets	3,050	30,739
Amortization of securities premiums, net	526,624	636,999
Amortization of goodwill and purchase accounting
adjustments, net	122,013	134,253
Increase (decrease) in accrued interest receivable	(740,097)	15,730
(Increase) in other assets	(748,674)	(805,846)
Increase in other liabilities	1,725,328	551,543
Net cash provided by (used in) operating activities	13,432,995	4,492,698
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	141,953	(22,623)
Proceeds from maturities and calls of securities available for sale	7,077,028	21,021,403
Proceeds from sales of securities available for sale	11,307,578	46,731,835
Principal payments received on securities available for sale	24,827,642	28,521,445
Purchases of securities available for sale	(49,995,187)	(71,980,456)
Net (increase) decrease in Federal funds sold	(3,525,000)	243,000
Net loans made to customers	(128,177,978)	(88,980,707)
Purchases of premises and equipment	(1,647,978)	(3,720,962)
Proceeds from sales of other assets	99,500	283,250
Purchase of life insurance contracts	(2,500,000)	-
Net cash paid in acquisition of Sager Insurance Agency	-	(850,000)
Net cash provided by (used in) investing activities	(142,392,442)	(68,753,815)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	56,922,876	15,115,420
Net increase in time deposits	47,426,912	8,904,869
Net increase in short-term borrowings	19,051,438	27,804,177
Proceeds from long-term borrowings	32,764,000	21,585,000
Repayment of long-term borrowings	(24,917,367)	(18,940,033)
Exercise of stock options	122,382	65,049
Dividends paid	(996,333)	(877,754)
Net proceeds from issuance of trust preferred securities	-	7,406,250
Net proceeds from issuance of preferred stock	-	1,158,471
Net cash provided by financing activities	130,373,908	62,221,449
Increase (decrease) in cash and due from banks	1,414,461	(2,039,668)
Cash and due from banks:
Beginning	19,416,219	14,412,120
Ending	$20,830,680	$12,372,452

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,099,549	$13,221,052
Income taxes	$3,735,000	$4,065,534

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$295,244	$354,756

Acquisition of Sager Insurance Agency:
Net cash and cash equivalents paid in acquisition of Sager Insurance
Agency	$-	$850,000
Fair value of assets acquired (principally building and land)	$-	$250,000
Goodwill	-	600,000
	$-	$850,000

Noncash investment in unconsolidated subsidiary trust	$-	$232,000

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2004 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2004 and September 30, 2004, as previously presented, have been reclassified to conform to current year classifications.

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

Other than temporary impairment: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In June 2005, FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP, retitled FSP FAS 115-1, supersedes EITF Issue No. 03-1, and will become effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 3. Earnings per Share
The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net Income	$3,272,941	$3,126,018	$8,800,087	$8,251,262

Denominator:
Denominator for basic earnings
per share - weighted average
common shares outstanding	7,125,483	7,026,173	7,082,418	7,022,635

Effect of dilutive securities:
Convertible preferred stock	-	75,460	37,707	37,730
Stock options	85,848	73,226	87,811	69,051
	85,848	148,686	125,518	106,781
Denominator for diluted earnings
per share - weighted average
common shares outstanding and
assumed conversions	7,211,331	7,174,859	7,207,936	7,129,416

Basic earnings per share	$0.46	$0.44	$1.24	$1.17

Diluted earnings per share	$0.45	$0.44	$1.22	$1.16

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 4. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2005 and December 31, 2004, and September 30, 2004 are summarized as follows:

	September 30, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$33,407,618	$59,573	$176,736	$33,290,455
Mortgage-backed securities	112,014,499	174,111	1,722,431	110,466,179
State and political subdivisions	3,742,307	1,378	-	3,743,685
Corporate debt securities	4,046,404	61,573	-	4,107,977
Federal Reserve Bank stock	481,500	-	-	481,500
Federal Home Loan Bank stock	16,054,700	-	-	16,054,700
Other equity securities	175,535	-	-	175,535
Total taxable	169,922,563	296,635	1,899,167	168,320,031
Tax-exempt:
State and political subdivisions	40,359,216	1,336,740	53,751	41,642,205
Other equity securities	7,479,584	-	1,684,625	5,794,959
Total tax-exempt	47,838,800	1,336,740	1,738,376	47,437,164
Total	$217,761,363	$1,633,375	$3,637,543	$215,757,195

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2004
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$21,429,728	$154,012	$37,242	$21,546,498
Mortgage-backed securities	118,872,576	513,765	1,029,288	118,357,053
State and political subdivisions	3,745,196	8,954	-	3,754,150
Corporate debt securities	5,000,328	180,939	-	5,181,267
Federal Reserve Bank stock	436,500	-	-	436,500
Federal Home Loan Bank stock	13,843,100	-	-	13,843,100
Other equity securities	175,535	-	-	175,535
Total taxable	163,502,963	857,670	1,066,530	163,294,103
Tax-exempt:
State and political subdivisions	40,475,405	1,508,540	24,043	41,959,902
Other equity securities	7,482,503	-	1,375,004	6,107,499
Total tax-exempt	47,957,908	1,508,540	1,399,047	48,067,401
Total	$211,460,871	$2,366,210	$2,465,577	$211,361,504

	September 30, 2004
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$17,742,890	$269,508	$22,231	$17,990,167
Mortgage-backed securities	119,555,229	820,559	510,271	119,865,517
State and political subdivisions	3,746,155	15,130	-	3,761,285
Corporate debt securities	5,000,672	256,419	-	5,257,091
Federal Reserve Bank stock	526,000	-	-	526,000
Federal Home Loan Bank stock	12,453,200	-	-	12,453,200
Other equity securities	175,535	-	-	175,535
Total taxable	159,199,681	1,361,616	532,502	160,028,795
Tax-exempt:
State and political subdivisions	41,219,731	1,691,544	7,788	42,903,487
Federal Reserve Bank stock	8,400	-	-	8,400
Other equity securities	7,490,763	-	729,186	6,761,577
Total tax-exempt	48,718,894	1,691,544	736,974	49,673,464
Total	$207,918,575	$3,053,160	$1,269,476	$209,702,259

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at September 30, 2005, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$43,991,580	$43,744,180
Due from one to five years	94,871,513	93,656,908
Due from five to ten years	30,009,879	30,264,899
Due after ten years	24,697,070	25,584,514
Equity securities	24,191,319	22,506,694
	$217,761,361	$215,757,195

Note 5. Loans

Loans are summarized as follows:

	September 30,	December 31,	September 30,
	2005	2004	2004
Commerical	$60,723,236	$53,225,840	$49,630,140
Commercial real estate	376,506,511	279,631,237	271,096,757
Real estate - construction	4,124,728	3,916,361	3,351,168
Real estate - mortgage	249,383,215	223,689,617	218,117,609
Consumer	37,430,601	38,947,775	40,558,484
Other	8,824,597	9,604,693	9,784,308
Total loans	736,992,888	609,015,523	592,538,466
Less unearned fees and interest	1,640,249	1,214,262	1,199,675
Total loans net of unearned fees and interest	735,352,639	607,801,261	591,338,791
Less allowance for loan losses	5,921,330	5,073,286	5,138,121
Loans, net	$729,431,309	$602,727,975	$586,200,670

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6. Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2005 and 2004, and for the year ended December 31, 2004 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2005	2004	2004
Balance, beginning of period	$5,073,286	$4,680,625	$4,680,625
Losses:
Commercial	19,759	118,635	141,815
Commercial real estate	-	6,862	335,777
Real estate - mortgage	194,583	5,199	5,199
Consumer	142,557	163,304	208,391
Other	230,172	235,373	285,671
Total	587,071	529,373	976,853
Recoveries:
Commercial	6,495	184	18,702
Commercial real estate	24,255	21,301	27,302
Real estate - mortgage	42	9,413	9,413
Consumer	41,887	77,683	109,211
Other	183,036	120,788	154,886
Total	255,715	229,369	319,514
Net losses	331,356	300,004	657,339
Provision for loan losses	1,179,400	757,500	1,050,000
Balance, end of period	$5,921,330	$5,138,121	$5,073,286

Note 7. Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2005 and other intangible assets at September 30, 2005, December 31, 2004, and September 30, 2004.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total
Balance, January 1, 2005	$1,488,030	$-	$600,000	$2,088,030
Acquired goodwill, net	-	-	-	-

Balance, September 30, 2005	$1,488,030	$-	$600,000	$2,088,030

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Unidentifiable Intangible Assets
	September 30,	December 31,	September 30,
	2005	2004	2004
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	969,893	856,529	818,740
Net carrying amount	$1,297,430	$1,410,794	$1,448,583

We recorded amortization expense of approximately $113,000 for the nine months ended September 30, 2005 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2005 through 2009.

Note 8. Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2005 and 2004 and December 31, 2004:

	September 30,	December 31,	September 30,
	2005	2004	2004
Interest bearing demand deposits	$169,893,431	$122,355,331	$123,686,663
Savings deposits	45,867,540	50,427,556	51,616,243
Certificates of deposit	317,579,019	271,130,829	283,649,197
Individual retirement accounts	26,232,592	25,298,430	25,984,840
Total	$559,572,582	$469,212,146	$484,936,943

Included in certificates of deposit are brokered certificates of deposit, which totaled $107,416,000, $53,268,000, and $51,450,000 at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit and Individual Retirement Accounts in denominations of $100,000 or more as of September 30, 2005:

	Amount	Percent
Three months or less	$24,418,583	13.8%
Three through six months	20,012,341	11.3%
Six through twelve months	46,423,257	26.2%
Over twelve months	86,213,644	48.6%
Total	$177,067,825	100.0%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the scheduled maturities for all time deposits as of September 30, 2005 is as follows:

Three month period ending December 31, 2005	$47,720,078
Year Ending December 31, 2006	162,988,694
Year Ending December 31, 2007	88,853,120
Year Ending December 31, 2008	21,892,322
Year Ending December 31, 2009	14,572,023
Thereafter	7,785,374
$343,811,611

Note 9. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2005
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at September 30	$134,540,600	$5,140,052	$-
Average balance outstanding for the period	121,567,880	9,002,881	896,127
Maximum balance outstanding at
any month end during period	134,540,600	10,881,188	3,395,500
Weighted average interest rate for the period	3.23%	2.22%	4.49%
Weighted average interest rate for balances
outstanding at September 30	3.97%	2.94%	-

	Year Ended December 31, 2004
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at September 30	$109,798,900	$10,830,314	$-
Average balance outstanding for the period	59,498,008	9,739,367	1,076,402
Maximum balance outstanding at
any month end during period	109,798,900	11,098,557	1,173,000
Weighted average interest rate for the period	1.72%	1.59%	2.11%
Weighted average interest rate for balances
outstanding at September 30	2.31%	1.85%	-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2004
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at September 30	$67,101,600	$10,289,823	$127,000
Average balance outstanding for the period	52,308,195	9,651,655	1,166,283
Maximum balance outstanding at
any month end during period	67,101,600	10,524,126	1,173,000
Weighted average interest rate for the period	1.44%	1.52%	1.99%
Weighted average interest rate for balances
outstanding at September 30	2.03%	1.64%	2.29%

Long-term borrowings: Our long-term borrowings of $168,041,711, $160,860,182 and $166,992,593 at September 30, 2005, December 31, 2004, and September 30, 2004 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).
These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2005 was 4.56% compared to 4.02% for the first nine months of 2004.

Subordinated Debentures: We have two statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $11,341,000 at September 30, 2005, December 31, 2004 and September 30, 2004.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2005	$13,847,350
2006	21,947,823
2007	18,318,204
2008	16,085,851
2009	2,110,094
Thereafter	107,073,389
$179,382,711

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

The following pro forma disclosures present for the quarters ended and nine months ended September 30, 2005 and 2004, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended September 30,		NIne Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income:
As reported	$3,273	$3,126	$8,800	$8,251

Deduct total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects	(37)	(12)	(111)	(42)
Pro forma	$3,236	$3,114	$8,689	$8,209

Basic earnings per share:
As reported	$0.46	$0.44	$1.24	$1.17
Pro forma	$0.45	$0.44	$1.22	$1.16

Diluted earnings per share:
As reported	$0.45	$0.44	$1.22	$1.16
Pro forma	$0.44	$0.44	$1.20	$1.15

For purposes of computing the above pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. There were no option grants during the first nine months of 2005 or 2004. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Note 11. Commitments and Contingencies

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

September 30,
2005
Commitments to extend credit:
Revolving home equity and
credit card lines	$27,765,167
Construction loans	118,901,117
Other loans	39,153,168
Standby letters of credit	10,503,804
Total	$196,323,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem necessary upon extension of credit, is based on our credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

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

Hurricanes Katrina and Rita Loss Contingency

In August 2005, Hurricanes Katrina and Rita struck the Gulf Coast of Mississippi and Louisiana resulting in catastrophic wind and flood damage to many homes and businesses throughout the region. Further, the effects of the Hurricanes have severely hampered the region’s economy. Summit Mortgage, our mortgage banking unit, has in the past originated in the normal course of business residential mortgage loans throughout the impacted area which were subsequently sold on the secondary market. Our contracts with the purchasers of such loans generally contain provisions whereby we can be required to repurchase those loans which become delinquent within various periods not exceeding 12 months following their purchase. We are unable at present to estimate the amount of loss, if any, we ultimately may incur as a result of the effects of Hurricanes Katrina and Rita.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of September 30, 2005, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Capital (to risk weighted assets)
Summit	$85,541	10.8%	$63,236	8.0%	$79,045	10.0%
Summit Community	50,429	10.4%	38,734	8.0%	48,417	10.0%
Shenandoah	31,923	10.7%	23,884	8.0%	29,855	10.0%
Tier I Capital (to risk weighted assets)
Summit	79,620	10.1%	31,618	4.0%	47,427	6.0%
Summit Community	46,468	9.6%	19,367	4.0%	29,050	6.0%
Shenandoah	29,963	10.0%	11,942	4.0%	17,913	6.0%
Tier I Capital (to average assets)
Summit	79,620	8.1%	29,556	3.0%	49,260	5.0%
Summit Community	46,468	7.3%	19,114	3.0%	31,856	5.0%
Shenandoah	29,963	8.9%	10,046	3.0%	16,744	5.0%

As of December 31, 2004
Total Capital (to risk weighted assets)
Summit	$77,301	11.9%	51,863	8.0%	64,829	10.0%
Summit Community	45,672	10.8%	33,817	8.0%	42,271	10.0%
Shenandoah	23,253	10.7%	17,440	8.0%	21,800	10.0%
Tier I Capital (to risk weighted assets)
Summit	72,228	11.1%	25,932	4.0%	38,897	6.0%
Summit Community	42,165	10.0%	16,908	4.0%	25,363	6.0%
Shenandoah	21,687	9.9%	8,720	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	72,228	8.3%	26,256	3.0%	43,761	5.0%
Summit Community	42,165	7.1%	17,739	3.0%	29,565	5.0%
Shenandoah	21,687	8.0%	8,128	3.0%	13,546	5.0%

Note 14. Segment Information

We operate two significant business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of our mortgage origination facilities that originate and sell mortgage products. Information for each of our segments is included below:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Quarter Ended September 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$14,619	$516	$-	$7	$(305)	$14,837
Interest expense	6,805	304	-	223	(305)	7,027
Net interest income	7,814	212	-	(216)	-	7,810
Provision for loan losses	360	64	-	-	-	424
Net interest income after provision
for loan losses	7,454	148	-	(216)	-	7,386
Noninterest income	1,012	7,304	149	1,213	(1,213)	8,465
Noninterest expense	4,437	5,969	149	1,536	(1,213)	10,878
Income before income taxes	4,029	1,483	-	(539)	-	4,973
Income taxes	1,277	578	-	(155)	-	1,700
Net income	$2,752	$905	$-	$(384)	$-	$3,273
Intersegment revenue (expense)	$(841)	$(364)	$(8)	$1,213	$-	$-
Average assets	$974,653	$24,144	$926	$84,086	$(98,603)	$985,206

	For the Quarter Ended September 30, 2004
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$11,399	$421	$-	$5	$(191)	$11,634
Interest expense	4,436	189	-	139	(191)	4,573
Net interest income	6,963	232	-	(134)	-	7,061
Provision for loan losses	293	-	-	-	-	293
Net interest income after provision
for loan losses	6,670	232	-	(134)	-	6,768
Noninterest income	700	7,732	113	1,034	(1,034)	8,545
Noninterest expense	3,880	6,585	99	1,237	(1,034)	10,767
Income before income taxes	3,490	1,379	14	(337)	-	4,546
Income taxes	1,064	479	7	(130)	-	1,420
Net income	$2,426	$900	$7	$(207)	$-	$3,126
Intersegment revenue (expense)	$(792)	$(234)	$(8)	$1,034	$-	$-
Average assets	$846,824	$20,185	$990	$74,321	$(84,817)	$857,503

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$40,151	$1,303	$-	$19	$(820)	$40,653
Interest expense	17,501	816	-	588	(820)	18,085
Net interest income	22,650	487	-	(569)	-	22,568
Provision for loan losses	1,035	144	-	-	-	1,179
Net interest income after provision
for loan losses	21,615	343	-	(569)	-	21,389
Noninterest income	2,606	20,273	469	3,572	(3,572)	23,348
Noninterest expense	13,007	17,622	418	4,333	(3,572)	31,808
Income before income taxes	11,214	2,994	51	(1,330)	-	12,929
Income taxes	3,527	1,108	21	(527)	-	4,129
Net income	$7,687	$1,886	$30	$(803)	$-	$8,800
Intersegment revenue (expense)	$(2,568)	$(981)	$(23)	$3,572	$-	$-
Average assets	$926,954	$22,471	$973	$81,184	$(94,014)	$937,568

	For the Nine Months Ended September 30, 2004
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$33,095	$930	$-	$11	$(437)	$33,599
Interest expense	12,790	432	-	353	(437)	13,138
Net interest income	20,305	498	-	(342)	-	20,461
Provision for loan losses	758	-	-	-	-	758
Net interest income after provision
for loan losses	19,547	498	-	(342)	-	19,703
Noninterest income	2,065	18,664	199	2,833	(2,842)	20,919
Noninterest expense	11,299	16,600	202	3,516	(2,842)	28,775
Income before income taxes	10,313	2,562	(3)	(1,025)	-	11,847
Income taxes	3,114	885	-	(403)	-	3,596
Net income	$7,199	$1,677	$(3)	$(622)	$-	$8,251
Intersegment revenue (expense)	$(2,266)	$(562)	$(15)	$2,843	$-	$-
Average assets	$805,533	$15,376	$743	$71,609	$(64,724)	$828,537

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), Shenandoah Valley National Bank (“Shenandoah”), Summit Mortgage, and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2004 audited financial statements and Annual Report on Form 10-K.

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

Strong growth in our interest earning assets resulted in an increase of 9.74%, or $2,088,000, in our net interest earnings on a tax equivalent basis for the first nine months in 2005 compared to the same period of 2004. Further, our mortgage banking segment contributed $1,886,000 to our first nine months 2005 earnings. During the first quarter of 2004, we acquired an insurance agency located in Moorefield, West Virginia. This acquisition had no material impact on our results of operations, financial condition, or liquidity.

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

With the adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we completed the required annual impairment test for 2005 and determined that no impairment write-offs were necessary. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
in thousands	2005	2004	2005	2004
Community Banking	$2,752	$2,426	$7,687	$7,199
Mortgage Banking	905	900	1,886	1,677
Parent and Other	(384)	(200)	(773)	(625)
Consolidated net income	$3,273	$3,126	$8,800	$8,251

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended September 30, 2005 grew 4.70% to $3,273,000, or $0.45 per diluted share as compared to $3,126,000, or $0.44 per diluted share for the quarter ended September 30, 2004. Returns on average equity and assets for the first nine months of 2005 were 16.85% and 1.25%, respectively, compared with 18.31% and 1.33% for the same period of 2004.

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

Our net interest income on a fully tax-equivalent basis totaled $23,531,000 for the nine month period ended September 30, 2005 compared to $21,443,000 for the same period of 2004, representing an increase of $2,088,000 or 9.74%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 55 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 13.16% from $782,780,000 during the first nine months of 2004 to $885,773,000 for the first nine months of 2005. Average interest bearing liabilities grew 12.74% from $710,441,000 at September 30, 2004 to $800,960,000 at September 30, 2005, at an average yield for the first nine months of 2005 of 3.02% compared to 2.47% for the same period of 2004.

Our net yield on interest earning assets decreased to 3.55% for the nine month period ended September 30, 2005, compared to 3.65% for the same period in 2004. On a quarterly basis, our net interest margin was 3.47% for third quarter 2005, representing a decrease of 18 basis points from the 3.65% net yield for the quarter ended September 30, 2004 and 13 basis points from the 3.60% net yield for the second quarter 2005. The positive impact to net interest income of our growth in interest earning assets was somewhat offset by lower net interest margin due to increased cost of interest bearing liabilities, which tend to move more proportionately with rate increases by the Fed. The yields on earning assets increased only 39 basis points, while the cost of our interest bearing funds increased by 55 basis points.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected continued decline in our net interest margin. However, if market interest rates remain significantly unchanged, or go lower over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets. See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I, II, and III below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$663,287	$33,421	6.74%	$554,819	$26,069	6.26%
Tax-exempt (1)	8,884	485	7.30%	8,628	489	7.56%
Securities
Taxable	162,852	5,229	4.29%	167,446	5,459	4.35%
Tax-exempt (1)	47,984	2,402	6.69%	48,344	2,468	6.81%
Federal funds sold and interest
bearing deposits with other banks	2,766	79	3.82%	3,543	97	3.65%
Total interest earning assets	885,773	41,616	6.28%	782,780	34,582	5.89%

Noninterest earning assets
Cash & due from banks	16,567			13,269
Premises and equipment	20,730			19,803
Other assets	20,008			17,577
Allowance for loan losses	(5,510)			(4,892)
Total assets	$937,568			$828,537

Interest bearing liabilities
Interest bearing demand deposits	$141,168	$1,868	1.77%	$119,403	$841	0.94%
Savings deposits	48,699	235	0.65%	49,234	174	0.47%
Time deposits	308,334	6,849	2.97%	307,334	6,240	2.71%
Short-term borrowings	131,459	3,124	3.18%	63,120	692	1.46%
Long-term borrowings
and capital trust securities	171,300	6,009	4.69%	171,350	5,192	4.04%
Total interest bearing liabilities	800,960	18,085	3.02%	710,441	13,139	2.47%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	60,252			52,631
Other liabilities	6,707			5,372
Shareholders' equity	69,649			60,093
Total liabilities and
shareholders' equity	$937,568			$828,537
Net interest earnings		$23,531			$21,443
Net yield on interest earning assets			3.55%			3.65%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $963,000 and $983,000 for the periods ended
September 30, 2005 and 2004, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Quarter Ended
	September 30, 2005			June 30, 2005			September 30, 2004
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$705,853	$12,423	6.98%	$659,150	$11,096	6.75%	$585,400	$9,217	6.30%
Tax-exempt (1)	8,574	157	7.26%	8,976	164	7.33%	9,472	176	7.43%
Securities
Taxable	164,390	1,750	4.22%	161,831	1,749	4.33%	163,866	1,721	4.20%
Tax-exempt (1)	47,750	798	6.63%	48,326	811	6.73%	48,131	817	6.79%
Federal funds sold and interest
bearing deposits with other banks	2,726	28	4.08%	2,846	27	3.81%	3,718	33	3.55%
Total interest earning assets	929,293	15,156	6.47%	881,129	13,847	6.30%	810,587	11,964	5.90%

Noninterest earning assets
Cash & due from banks	19,124			16,058			15,675
Premises and equipment	20,759			20,686			20,539
Other assets	21,842			19,412			15,756
Allowance for loan losses	(5,812)			(5,511)			(5,054)
Total assets	$985,206			$931,774			$857,503

Interest bearing liabilities
Interest bearing demand deposits	$153,329	$843	2.18%	$141,902	$600	1.70%	$123,092	$309	1.00%
Savings deposits	46,226	77	0.66%	49,191	79	0.64%	50,904	63	0.50%
Time deposits	320,708	2,589	3.20%	305,538	2,247	2.95%	310,398	2,079	2.68%
Short-term borrowings	142,240	1,315	3.67%	135,016	1,055	3.13%	72,666	317	1.74%
Long-term borrowings
and capital trust securities	178,145	2,203	4.91%	165,157	1,939	4.71%	177,188	1,805	4.07%
Total interest bearing liabilities	840,648	7,027	3.32%	796,804	5,920	2.98%	734,248	4,573	2.49%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	65,449			59,073			55,737
Other liabilities	7,338			7,451			5,189
Shareholders' equity	71,771			68,446			62,329
Total liabilities and
shareholders' equity	$985,206			$931,774			$857,503
Net interest earnings		$8,129			$7,927			$7,391
Net yield on interest earning assets			3.47%			3.61%			3.65%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $319,000 , $330,000 and $323,000 for the quarters ended
September 30, 2005 and 2004, and June 30, 2005, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table III - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Nine Months Ended			For the Quarter Ended
	September 30, 2005 versus September 30, 2004			September 30, 2005 versus June 30, 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,308	$2,044	$7,352	$896	$431	$1,327
Tax-exempt	13	(17)	(4)	(5)	(2)	(7)
Securities
Taxable	(158)	(72)	(230)	35	(34)	1
Tax-exempt	(20)	(46)	(66)	(6)	(7)	(13)
Federal funds sold and interest
bearing deposits with other banks	(22)	4	(18)	(1)	2	1
Total interest earned on
interest earning assets	5,121	1,913	7,034	919	390	1,309

Interest paid on:
Interest bearing demand
deposits	176	851	1,027	54	189	243
Savings deposits	(2)	63	61	(4)	2	(2)
Time deposits	20	589	609	126	216	342
Short-term borrowings	1,167	1,265	2,432	62	198	260
Long-term borrowings and capital
trust securities	(2)	819	817	172	92	264
Total interest paid on
interest bearing liabilities	1,359	3,587	4,946	410	697	1,107

Net interest income	$3,762	$(1,674)	$2,088	$509	$(307)	$202

Noninterest Income

Total noninterest income remained nearly unchanged at $8,465,000 for the third quarter of 2005, compared to $8,545,000 for the same period of 2004. Service fee income and other income combined increased $236,000 for the third quarter 2005 while mortgage origination revenue declined $428,000 for the third quarter of 2005. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
	For the Quarter Ended		For the Nine Months Ended
Dollars in thousands	September 30,		September 30,
	2005	2004	2005	2004
Insurance commissions	$222	$184	$605	$345
Service fees	711	575	1,909	1,647
Mortgage origination revenue	7,304	7,732	20,273	18,666
Securities gains (losses)	39	(35)	44	1
Other	189	89	517	260
Total	$8,465	$8,545	$23,348	$20,919

Insurance commissions: These commissions increased 20.7% for third quarter 2005 over third quarter 2004 and 75.4% for the nine months ended September 30, 2005 compared to the same period of 2004 primarily due to Summit Insurance Services, LLC, which offers both commercial and personal lines of insurance.

Service fees: Total service fees increased 23.7% for the third quarter of 2005 compared to the same period of 2004 and 15.9% for the first nine months of 2005 compared to the same period of 2004. These increases were primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.

Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2005	2004	2005	2004
Loans originated
Amount	$83,860	$83,616	$236,405	$195,059
Number	1,567	1,578	4,453	3,924

Loans sold
Amount	$87,071	$81,422	$235,254	$189,316
Number	1,566	1,549	4,410	3,835

Summit Mortgage originates loans solely for the purpose of selling them. We do not service these loans, therefore there is no servicing intangible associated with this segment. Our mortgage banking revenue consists entirely of two components: 1) fees collected at the time of origination and 2) the gains we receive when selling the loans. The breakout of these fees and gains follows:

Mortgage origination revenue
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2005	2004	2005	2004

Origination fees, net	$4,279	$4,781	$11,879	$11,518
Gains	3,025	2,951	8,394	7,148

Total	$7,304	$7,732	$20,273	$18,666

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Although mortgage origination revenue increased for the first nine months of 2005, profitability was impacted by the continued change in mix of loans originated. During the first nine months of 2005, 17.1% of the total dollar amount of loan originations were first mortgage loans as compared to 10.9% during the first nine months of 2004. During third quarter 2005, 22.4% of the total dollar amount of loan originations were first mortgage loans as compared to 11.6% during the third quarter of 2004. Sales of first mortgage loans typically result in smaller margins than sales of second mortgage loans.

Other: Other income increased 112.4% for the third quarter of 2005 and 98.8% for the nine months ended September 30, 2005 compared to the same respective periods of 2004. The two major components of these increases were 1) an increase in financial services revenue, 2) increases in debit card and ATM income due to increased card usage by customers, and 3) fee income earned on interest rate swaps between us and loan customers to hedge the interest rate risk of their loans.

Noninterest Expense

Total noninterest expense increased approximately $3,033,000, or 10.5% to $31,808,000 during the first nine months of 2005 as compared to the same period in 2004 and $111,000 or 1.0% for third quarter 2005 compared to third quarter 2004. Salaries and employee benefits expense represented the largest category of expense growth, both for the quarter ended and nine months ended September 30, 2005. This growth was due to the staffing requirements as a result of our growth. Another major contributor to the increase in total noninterest expense for the nine months ended September 30, 2005 was net occupancy expense. This increase was due to expenses related to our new Virginia market offices and the relocation of Summit Mortgage. Table IV below shows the breakdown of these increases by segment. Also, refer to Note 14 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Noninterest Expense
Dollars in thousands

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Community Banking and Other	2005	$	%	2004	2005	$	%	2004
Salaries and employee benefits	$2,797	$445	18.9%	$2,352	$8,040	$1,174	17.1%	$6,866
Net occupancy expense	360	50	16.1%	310	1,014	130	14.7%	884
Equipment expense	421	38	9.9%	383	1,305	140	12.0%	1,165
Supplies	70	(59)	-45.7%	129	227	(153)	-40.3%	380
Professional fees	201	65	47.8%	136	541	162	42.7%	379
Postage	68	6	9.7%	62	173	(3)	-1.7%	176
Advertising	109	48	78.7%	61	314	107	51.7%	207
Amortization of intangibles	38	-	0.0%	38	113	-	0.0%	113
Other	845	134	18.8%	711	2,460	456	22.8%	2,004
Total	$4,909	$727	17.4%	$4,182	$14,187	$2,013	16.5%	$12,174

		Change				Change
Mortgage Banking	2005	$	%	2004	2005	$	%	2004
Salaries and employee benefits	$2,638	$(65)	-2.4%	$2,703	$7,331	$716	10.8%	$6,615
Net occupancy expense	119	21	21.4%	98	357	143	66.8%	214
Equipment expense	44	(6)	-12.0%	50	136	(2)	-1.4%	138
Supplies	28	(20)	-41.7%	48	78	(15)	-16.1%	93
Professional fees	29	(23)	-44.2%	52	158	(32)	-16.8%	190
Postage	1,383	(258)	-15.7%	1,641	4,303	(12)	-0.3%	4,315
Advertising	1,055	(112)	-9.6%	1,167	3,397	109	3.3%	3,288
Other	673	(153)	-18.5%	826	1,861	113	6.5%	1,748
Total	$5,969	$(616)	-9.4%	$6,585	$17,621	$1,020	6.1%	$16,601

		Change				Change
Consolidated	2005	$	%	2004	2005	$	%	2004
Salaries and employee benefits	$5,435	$380	7.5%	$5,055	$15,371	$1,890	14.0%	$13,481
Net occupancy expense	479	71	17.4%	408	1,371	273	24.9%	1,098
Equipment expense	465	32	7.4%	433	1,441	138	10.6%	1,303
Supplies	98	(79)	-44.6%	177	305	(168)	-35.5%	473
Professional fees	230	42	22.3%	188	699	130	22.8%	569
Postage	1,451	(252)	-14.8%	1,703	4,476	(15)	-0.3%	4,491
Advertising	1,164	(64)	-5.2%	1,228	3,711	216	6.2%	3,495
Amortization of intangibles	38	-	0.0%	38	113	-	0.0%	113
Other	1,518	(19)	-1.2%	1,537	4,321	569	15.2%	3,752
Total	$10,878	$111	1.0%	$10,767	$31,808	$3,033	10.5%	$28,775

Community Banking, Parent and Other Segments

Total noninterest expense for our community banking, parent, and other segment increased $727,000, or 17.4% for the third quarter of 2005, compared to the same period of 2004 and $2,013,000, or 16.5% for the nine months ended September 30, 2005 versus the same period of 2004. The major factors contributing to these increases follow.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Salaries and employee benefits: Salaries and employee benefits expense increased 18.9% and 17.1% for the quarter ended September 30, 2005 and the nine months ended September 30, 2005, respectively, due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Harrisonburg, Virginia in late 2004 and another one in Warrenton, Virginia, in July of 2005, and staffing Summit Insurance Services, LLC. In the December-January timeframe, we added three seasoned lenders who will become increasingly productive over the remainder of the year. Also included in this increase are general merit raises.

Advertising: Both the quarterly increase and nine month period increase in advertising is attributed to more aggressive advertising of our recently opened branches in the Virginia markets.

Other: Other expenses increased 18.8% for third quarter 2005 compared to third quarter 2004, and 22.8% for the nine months ended September 30, 2005 compared to the same period of 2004. These increases include the initial listing fee for NASDAQ.

Mortgage Banking Segment

Total noninterest expense for our mortgage banking segment decreased 9.4% for the third quarter of 2005 compared to the same period of 2004. These expenses increased $1,020,000 or 6.1% for the nine months ended September 30, 2005 compared to the same period of 2004.

Salaries and employee benefits: The decrease of $65,000 in salaries and employee benefits for the quarter ended September 30, 2005 compared to third quarter 2004 reflects lower loan officer commissions paid in the third quarter 2005 due to the change in mix of loans originated, as the commissions paid on first mortgage originations are lower than that paid on second mortgage originations. Further, we lowered the commission structure relative to second mortgage originations. For the nine months ended September 30, 2005, salaries and employee benefits increased $716,000 compared to the same period in 2004 as a result of: 1) increases in employee health insurance premiums and increased pension expense due to employees reaching eligibility status and 2) an increase in profitability based incentive compensation paid to Summit Mortgage management.

Net occupancy expense: Net occupancy expense increased $143,000 or 66.8% for the first nine months of 2005 compared to the same period of 2004 due to the relocation of our Summit Mortgage headquarters in mid-2004, to support our growth in staffing needs.

Advertising and Postage: The decrease in advertising and postage expense of $370,000 for the third quarter 2005, compared to third quarter 2004, is attributable to fewer mailings being mailed in third quarter 2005 versus third quarter 2004.

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

We recorded a $1,179,000 provision for loan losses for the first nine months of 2005, compared to $758,000 for the same period in 2004. Net loan charge offs for the first nine months of 2005 were $331,000, as compared to $300,000 over the same period of 2004. At September 30, 2005, the allowance for loan losses totaled $5,921,000 or 0.79% of loans, net of unearned income, compared to $5,073,000 or 0.82% of loans, net of unearned income at December 31, 2004.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our asset quality remains sound. As illustrated in Table V below, our non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, and still remain at a historically moderate level.

Table V - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)
	September 30,		December 31,
	2005	2004	2004
Accruing loans past due 90 days or more	$371	$457	$140
Nonperforming assets:
Nonaccrual loans	646	1,008	532
Nonaccrual securities	-	363	349
Foreclosed properties	830	756	593
Repossessed assets	32	53	53
Total	$1,879	$2,637	$1,667
Total nonperforming loans as a
percentage of total loans	0.14%	0.24%	0.11%
Total nonperforming assets as a
percentage of total assets	0.18%	0.31%	0.19%

FINANCIAL CONDITION

Our total assets were $1,029,103,000 at September 30, 2005, compared to $889,489,000 at December 31, 2004, representing a 15.7% increase. Table VI below serves to illustrate significant changes in our financial position between December 31, 2004 and September 30, 2005.

Table VI - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
	2004	Amount	Percentage	2005
Assets
Securities available for sale	$211,362	4,395	2.1%	$215,757
Loans, net of unearned income	607,801	127,551	21.0%	735,352

Liabilities
Interest bearing deposits	$469,212	$90,361	19.3%	$559,573
Short-term borrowings	120,629	19,052	15.8%	139,681
Long-term borrowings
and subordinated debentures	172,201	7,182	4.2%	179,383

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loan growth during the first nine months of 2005, occurring principally in the commercial and real estate portfolios, was funded both by borrowings from the FHLB and deposits, including brokered certificates of deposit.

Refer to Notes 4, 5, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2005 and December 31, 2004.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $115 million, or 11.2% of total assets at September 30, 2005 versus $88 million, or 9.9% of total assets at December 31, 2004.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at September 30, 2005 totaled $72,429,000 compared to $65,708,000 at December 31, 2004.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at September 30, 2005.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases
2005	$13,847,350	$-	$228,465
2006	21,947,823	-	917,999
2007	18,318,204	-	877,659
2008	16,085,851	-	851,534
2009	2,110,094	-	428,100
Thereafter	95,732,389	11,341,000	384,340
Total	$168,041,711	$11,341,000	$3,688,097

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at September 30, 2005 are presented in the following table.

September 30,
2005
Commitments to extend credit:
Revolving home equity and
credit card lines	$27,765,167
Construction loans	118,901,117
Other loans	39,153,168
Standby letters of credit	10,503,804
Total	$196,323,256

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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is moderately liability sensitive in the short term, and asset sensitive beyond two years. That is, in the short term, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Our net income would increase modestly in a falling interest rate environment. Over the long term, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment while a falling interest rate environment would produce a decrease in net income. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table shows our projected earnings sensitivity as of September 30, 2005 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months
Down 200 (1)	-0.50%	-2.68%
Down 200, steepening yield curve (2)	-0.04%	-1.18%
Up 100 (1)	-0.29%	1.65%
Up 200 (1)	-1.35%	-2.29%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
200 basis points while long term rates decline by 50 basis points

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of September 30, 2005, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2005 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 1. Legal Proceedings

We are involved in various pending legal actions, all of which are regarded as litigation arising in the ordinary course of business and are not expected to have a materially adverse effect on our business or financial condition.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC, now known as Summit Mortgage, and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets. The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian Mortgage and their current employment with Summit Financial, LLC.

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

Date: November 7, 2005

                                                40