Form 10-K
period 2005-12-31
SUMMIT FINANCIAL GROUP INC
filed 2006-03-14
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [§229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2005, was approximately $171,827,000. The number of shares of the Registrant’s Common Stock outstanding on March 9, 2006, was 7,126,220. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
              Part of Form 10-K into which
Document              document is incorporated
Portions of the Registrant’s         Part I - Items 1, 2, 3, 5, and 9A
2005 Annual Report to Shareholders        Part II - Items 6, 7, 7A, and 8

Portions of the Registrant’s Proxy Statement for the     Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 18, 2006

SUMMIT FINANCIAL GROUP, INC

Form 10-K Index

                    Page
PART I.

Item 1. Business	3-9

Item 1A. Risk Factors	10

Item 2. Properties	11

Item 3. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Shareholders	12

PART II.

Item 5. Market for Registrant's Common Equity, Related
Shareholder Matters, and Issuer Purchase of Equity Securities	13

Item 6. Selected Financial Data	13

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations	13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	13

Item 8. Financial Statements and Supplementary Data	13

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	14

Item 9A. Controls and Procedures	14

Item 9B. Other Information	14

PART III.

Item 10. Directors and Executive Officers of the Registrant	15

Item 11. Executive Compensation	15

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Shareholder Matters	15

Item 13. Certain Relationships and Related Transactions	15

Item 14. Principal Accounting Fees and Services	15

PART IV.

Item 15. Exhibits, Financial Statement Schedules	16-17

SIGNATURES	18

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

PART I.

Item 1. Business

General

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.1 billion financial holding company headquartered in Moorefield, West Virginia. We operate two major business segments, community banking and mortgage banking. Our community banking segment provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia. We provide these services through our two community bank subsidiaries: Summit Community Bank (“Summit Community”), and Shenandoah Valley National Bank (“Shenandoah”) (collectively, the “Bank Subsidiaries”). Our mortgage banking segment originates loans to customers throughout the United States from its headquarters in Chesapeake, Virginia. This entity, formerly known as Summit Financial, LLC, began operating as Summit Mortgage, a division of Shenandoah Valley National Bank during first quarter 2005. We also operate Summit Insurance Services, LLC in Moorefield, West Virginia. Our segmented financial information for 2005, 2004, and 2003 is set forth in the tables in Note 16 of the notes of the accompanying consolidated financial statements and a discussion of this information is in the Management’s Discussion and Analysis section of our 2005 annual report and is incorporated herein by reference.

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

Federal law restricts subsidiary banks of a financial holding company from making certain extensions of credit to the parent financial holding company or to any of its subsidiaries, from investing in the holding company stock, and limits the ability of a subsidiary bank to take its parent company stock as collateral for the loans of any borrower. Additionally, federal law prohibits a financial holding company and its subsidiaries from engaging in certain tie--in arrangements in conjunction with the extension of credit or furnishing of services.

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

Permitted Non-banking Activities

The FRB permits, within prescribed limits, financial holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. Such activities are not limited to the state of West Virginia. Some examples of non-banking activities which presently may be performed by a financial holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the financial holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000, traveler's checks and U.S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

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

Our regulatory capital ratios and each of the Bank Subsidiaries’ capital ratios as of year end 2005 are set forth in the table in Note 15 of the notes to the consolidated financial statements in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2005. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”). The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities. Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

In the most recent CRA examinations by the applicable bank regulatory authorities, each of the Bank Subsidiaries was given “satisfactory” or better CRA ratings.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through the financial holding company, which have as its “umbrella regulator” the FRB. Functional regulation of the financial holding company’s separately regulated subsidiaries are conducted by their primary functional regulators. The GLB Act makes a CRA rating of satisfactory or above necessary for insured depository institutions and their financial holding companies to engage in new financial activities. The GLB Act also provides a Federal right to privacy of non-public personal information of individual customers.

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

Employees

At February 28, 2006, we employed 276 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 - Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2005, which portions have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information	Page Reference
1. Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a. Average Balance Sheets	6
b. Analysis of Net Interest Earnings	5
c. Rate Volume Analysis of Changes in Interest Income and Expense	7
2. Investment Portfolio
a. Book Value of Investments	12
b. Maturity Schedule of Investments	12
c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	12
3. Loan Portfolio
a. Types of Loans	11
b. Maturities and Sensitivity to Changes in Interest Rates	34
c. Risk Elements	13
d. Other Interest Bearing Assets	n/a
4. Summary of Loan Loss Experience	15
5. Deposits
a. Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid	6
b. Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More	36
6. Return of Equity and Assets	2
7. Short-term Borrowings	37

Item 1A. Risk Factors

Investments in Summit Financial Group, Inc. common stock involve risk as discussed below.

Market Price Fluctuations

The market price of our stock may fluctuate significantly in response to several factors, including:
•	Changes in securities analysts’ estimates of financial performance
•	Volatility of stock market prices and volumes
•	Rumors or erroneous information
•	Changes in market valuations of similar companies
•	Changes in interest rates
•	New developments in the banking industry
•	Variations in our quarterly or annual operating results
•	New litigation or changes in existing litigation
•	Regulatory actions

Government Regulation

Future governmental regulation and legislation could limit growth. We and our subsidiaries are subject to extensive state and federal regulation, supervision, and legislation that govern nearly every aspect of our operations. Changes to these laws could affect our ability to deliver or expand our services and diminish the value of our business.

Interest Rate Risk

Changes in interest rates could reduce income and cash flow. Our income and cash flow depend primarily on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, purchases of investments, volumes of deposits, and rates received on loans and investment securities and paid on deposits. Our results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve.

Credit Risk

We take credit risk by virtue of making loans, purchasing non-governmental securities, extending loan commitments and letters of credit, and being counterparties to off-balance sheet financial instruments such as interest rate derivatives. We manage the credit risk through a program of consistent underwriting standards, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit already extended. Our credit administration function uses risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide us with the information necessary to implement policy adjustments where necessary, and to take proactive corrective actions.

Competition

We face aggressive competition not only from banks, but also from other financial institutions, including finance companies and credit unions, and, to a limited degree, from other providers of financial services, such as money market mutual funds, brokerage firms, and consumer finance companies. A number of competitors in our market areas are larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. Our profitability depends upon our ability to attract loans and deposits. There is a risk that aggressive competition could result in our controlling a smaller share of our markets. A decline in market share could adversely affect our results of operations and financial condition.

Growth and Capital

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition. We have had significant growth during the past five years, and we plan to continue to grow and expand. Our ability to continue to grow depends on our ability to open new branch offices, attract deposits to those locations, and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. It is possible that we may need to raise additional capital to support future growth. We cannot make any assurance that additional capital would be available on terms satisfactory to us at all. This could force us to limit our growth strategy. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Key Personnel

Our success is dependent upon the continued service and skills of our executive officers and senior management. If we lose the services of these key personnel, it could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Other

Additional factors could have a negative effect on our financial performance and the value of our common stock. Some of these factors are general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own. Additionally, the Bank Subsidiaries’ headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2005, our Bank Subsidiaries operated 14 banking offices and Summit Mortgage operated 2 mortgage origination offices as follows:

Subsidiary / Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	-	1
Mathias, West Virginia	1	-	1
Franklin, West Virginia	1	-	1
Petersburg, West Virginia	1	-	1
Charleston, West Virginia	2	-	2
Rainelle, West Virginia	1	-	1
Rupert, West Virginia	1	-	1
Shenandoah Valley National Bank
Winchester, Virginia	1	1	2
Leesburg, Virginia	-	1	1
Harrisonburg, Virginia	-	2	2
Warrenton, Virginia	-	1	1
Summit Mortgage
Herndon, Virginia	-	1	1
Chesapeake, Virginia	-	1	1

We believe that the premises occupied by us and the Bank Subsidiaries generally are well-located and suitably equipped to serve as financial services facilities. See Notes 6 and 7 of our consolidated financial statements in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 3. Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 13 of our consolidated financial statements in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2005 to a vote of Company shareholders.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information: Our stock trades on The NASDAQ SmallCap Market under the symbol “SMMF”. The following table presents cash dividends paid per share and information regarding bid prices per share of Summit's common stock for the periods indicated. The bid prices presented are based on information reported by NASDAQ, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and not represent actual transactions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Dividends paid	$-	$0.14	$-	$0.16
High Bid	36.00	33.49	33.55	28.00
Low Bid	26.51	23.82	25.54	22.48

2004
Dividends paid	$-	$0.125	$-	$0.135
High Bid	17.75	20.38	21.75	29.75
Low Bid	17.28	17.00	19.55	21.38

Dividends on Summit’s common stock are paid on the 15th day of June and December. The record date is the 1st day of each respective month. For a discussion of restrictions on dividends, see Note 15 of the notes to the accompanying consolidated financial statements, which is incorporated herein by reference.

As of March 1, 2006, there were approximately 1,367 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities: No purchases of our own equity securities, either as part of a publicly announced plan or otherwise, were made during any month of the fourth quarter 2005.

Item 6. Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is set forth under the heading "MANAGEMENT’S DISCUSSION AND ANALYSIS" in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is set forth under the headings "QUARTERLY FINANCIAL INFORMATION", “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS”, “CONSOLIDATED FINANCIAL STATEMENTS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2005, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2005 were effective.

Management’s Report on Internal Control Over Financial Reporting: Information required by this item is set forth under the heading "REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING" in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm:  Information required by this item is set forth under the heading "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING" in the Financial Information section of our 2005 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

 On March 4, 2005, Summit Financial Group, Inc. (the “Company”) entered into an Employment Agreement (the “Employment Agreement”) and a new Change in Control Agreement (the “Change in Control Agreement”) with H. Charles Maddy, III, the President and Chief Executive Officer of the Company. The term of the Employment Agreement is three years, commencing on March 4, 2005, and ending on March 4, 2008. Under the terms of the Employment Agreement, the Company will review the Employment Agreement annually, and may, with the approval of Mr. Maddy, extend the term of the Employment Agreement annually for additional one year periods.

 At its meeting on December 6, 2005, the Compensation and Nominating Committee of the Board of Directors of the Company extended Mr. Maddy’s Employment Agreement for an additional year until March 4, 2009. Mr. Maddy approved this extension.

PART III.

Item 10. Directors and Executive Officers

Information required by this item is set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2009”, “DIRECTORS WHOSE TERMS EXPIRE IN 2008”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2007”, “EXECUTIVE OFFICERS” and under the caption “Audit and Compliance Committee” in our 2006 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2005 proxy statement.

Item 11. Executive Compensation

Information required by this item is set forth under the headings “COMPENSATION OF NAMED EXECUTIVE OFFICERS”, “INFORMATION REGARDING LONG-TERM INCENTIVE COMPENSATION FOR FISCAL YEAR 2005”, “SUMMARY OF COMPENSATION AGREEMENTS”, “REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE ON EXECUTIVE COMPENSATION”, and “SHAREHOLDER RETURN PERFORMANCE GRAPH”, and under the caption “Fees and Benefit Plans for Directors” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plan as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	361,740	$ 17.41	556,100
Equity compensation plans not approved by stockholders	-	-	-
Total	361,740	$ 17.41	556,100

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2009”, “DIRECTORS WHOSE TERMS EXPIRE IN 2008”, “DIRECTORS WHOSE TERMS EXPIRE IN 2007”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Related Transactions” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2006 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

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

Page(s) in Form 10-K or Prior
Exhibit Number	Description	Filing Reference
(3)	Articles of Incorporation and By-laws:
(i) Amendment to Articles of Incorporation of Summit Financial Group, Inc. dated May 14, 2004
(ii) Articles of Incorporation of Summit Financial Group, Inc. as last amended on August 17, 2004
(iii) By-laws of Summit Financial Group, Inc. as last amended, effective February 21, 2003

(10)	Material Contracts
	(i) Employment Agreement with H. Charles Maddy, III	(a)
	(ii) Change in Control Agreement with H. Charles Maddy, III	(b)
	(iii) Employment Agreement with Ronald F. Miller	(c)
	(iv) Employment Agreement with C. David Robertson	(d)
	(v) Employment Agreement with Patrick N. Frye	(e)
	(v) Employment Agreement with Robert S. Tissue	(e)
	(v) Employment Agreement with Scott C. Jennings	(e)
(vi) Employment Agreement with Douglas T. Mitchell
	(vii) 1998 Officers Stock Option Plan	(f)
(viii) Board Attendance and Compensation Policy, as amended
	(ix) Summary of Compensation Paid to ExecutiveOfficers of Summit Financial Group, Inc. and Amendments to Executive Agreement	(g)
(x) Summit Financial Group, Inc. Directors Deferral Plan
(xi) Amendment No. 1 to Directors Deferral Plan Agreement
(xii) Summit Financial Group, Inc. Incentive Plan
(xiii)Shenandoah Valley National Bank Incentive Plan
(xiv) Summit Community Bank Incentive Compensation Plan

(12)	Statements Re: Computation of Ratios

(13)	Portions of 2005 Annual Report to Shareholders incorporated by reference into this Form 10-K

(21)	Subsidiaries of Registrant

(23)	Consent of Arnett & Foster, P.L.L.C.

(24)	Power of Attorney

(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)  Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(b)  Incorporated by reference to Exhibit 10.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(c)   Incorporated by reference to Exhibit 10(ii) of South Branch Valley Bancorp, Inc.’s filing on Form 10-KSB dated December 31, 1998.
(d)  Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1999.
(e)  Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc. filing on Form 8-K dated December 30, 2005
(f)  Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(g)  Incorporated by reference to Summit Financial Group, Inc.’s filing on Form 8-K dated December 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
a West Virginia Corporation
(registrant)

By: /s/ H. Charles Maddy, III 3/14/2006	By: /s/ Julie R. Cook 3/14/06
H. Charles Maddy, III Date	Julie R. Cook Date
President & Chief Executive Officer	Vice President &
Chief Accounting Officer

By: /s/ Robert S. Tissue 3/14/2006
Robert S. Tissue Date
Senior Vice President &
Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue  3/14/2006
Robert S. Tissue    Date
Attorney-in-fact