Form 10-Q
period 2006-03-31
SUMMIT FINANCIAL GROUP INC
filed 2006-05-10
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
7,135,120 shares outstanding as of May 9, 2006

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		36

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		37

	Item 6.	Exhibits

Exhibits
		Exhibit 3.i	Articles of Incorporation of Summit Financial Group, Inc. as last amended and restated on April 28, 2006

		Exhibit 10.1	Amendment to Employment Agreement with Ronald F. Miller

		Exhibit 10.2	Amended and Restated Employment Agreement with C. David Robertson

		Exhibit 10.3	Form of Non-Qualified Stock Option Grant Agreement

		Exhibit 10.4	Form of First Amendment to Non-Qualified Stock Option Grant Agreement

		Exhibit 11.	Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 9 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				38

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2006	2005	2005
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$14,780,214	$22,535,761	$13,243,838
Interest bearing deposits with other banks	1,658,080	1,536,506	2,161,772
Federal funds sold	607,000	3,650,000	1,615,000
Securities available for sale	233,804,893	223,772,298	209,223,443
Loans held for sale, net	12,342,886	16,584,990	15,766,266
Loans, net	825,021,590	793,766,837	623,862,573
Property held for sale	343,287	378,287	593,137
Premises and equipment, net	23,476,910	23,089,412	20,690,209
Accrued interest receivable	4,857,217	4,835,763	3,942,548
Intangible assets	3,309,885	3,347,672	3,461,036
Other assets	17,489,568	16,034,499	12,703,790
Total assets	$1,137,691,530	$1,109,532,025	$907,263,612

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$62,859,549	$62,631,410	$57,008,292
Interest bearing	667,876,124	611,269,308	480,403,692
Total deposits	730,735,673	673,900,718	537,411,984
Short-term borrowings	136,482,684	182,028,113	129,696,988
Long-term borrowings	163,547,368	150,911,835	154,042,527
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589,000	19,589,000	11,341,000
Other liabilities	11,520,645	9,299,134	8,371,156
Total liabilities	1,061,875,370	1,035,728,800	840,863,655

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value;
authorized 250,000 shares, issued 2004 - 33,400 shares	-	-	1,158,471
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2006 - 7,134,920 shares; issued December 2005 - 7,126,220
shares; issued March 2005 - 7,125,820 shares	18,905,744	18,856,774	17,501,134
Retained earnings	59,186,406	56,214,807	49,519,803
Accumulated other comprehensive income	(2,275,990)	(1,268,356)	(1,779,451)
Total shareholders' equity	75,816,160	73,803,225	66,399,957

Total liabilities and shareholders' equity	$1,137,691,530	$1,109,532,025	$907,263,612

(*) - December 31, 2005 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Interest income
Interest and fees on loans
Taxable	$15,392,181	$9,901,344
Tax-exempt	99,745	108,396
Interest and dividends on securities
Taxable	2,134,877	1,729,715
Tax-exempt	511,765	528,602
Interest on interest bearing deposits with other banks	16,457	22,568
Interest on Federal funds sold	7,768	2,433
Total interest income	18,162,793	12,293,058
Interest expense
Interest on deposits	5,153,192	2,516,673
Interest on short-term borrowings	1,963,989	754,027
Interest on long-term borrowings and subordinated debentures	2,414,469	1,867,330
Total interest expense	9,531,650	5,138,030
Net interest income	8,631,143	7,155,028
Provision for loan losses	395,000	330,000
Net interest income after provision for loan losses	8,236,143	6,825,028
Other income
Insurance commissions	230,066	148,039
Service fees	630,890	546,559
Mortgage origination revenue	6,583,913	5,856,149
Gain (loss) on sale of assets	(3,875)	(2,325)
Other	146,279	119,032
Total other income	7,587,273	6,667,454
Other expense
Salaries and employee benefits	5,158,032	4,542,210
Net occupancy expense	570,727	429,153
Equipment expense	519,859	493,022
Supplies	205,150	157,725
Professional fees	285,041	226,926
Postage	1,791,474	1,567,124
Advertising	1,339,315	1,325,040
Amortization of intangibles	37,788	37,788
Other	1,610,581	1,276,109
Total other expense	11,517,967	10,055,097
Income before income taxes	4,305,449	3,437,385
Income tax expense	1,333,850	1,026,480
Net income	$2,971,599	$2,410,905

Basic earnings per common share	$0.42	$0.34
Diluted earnings per common share	$0.41	$0.34

Average common shares outstanding
Basic	7,128,076	7,039,783
Diluted	7,192,924	7,171,099

Dividends per common share	$-	$-

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders'
	Surplus	Surplus	Earnings	Stock	Income	Equity

Balance, December 31, 2005	$-	$18,856,774	$56,214,807	$-	$(1,268,356)	$73,803,225
Three Months Ended March 31, 2006
Comprehensive income:
Net income	-	-	2,971,599	-	-	2,971,599
Other comprehensive income,
net of deferred tax benefit
of ($617,582):
Net unrealized (loss) on
securities of ($1,007,634), net
of reclassification adjustment
for gains included in net
income of $0	-	-	-	-	(1,007,634)	(1,007,634)
Total comprehensive income						1,963,965
Exercise of stock options	-	48,970	-	-	-	48,970

Balance, March 31, 2006	$-	$18,905,744	$59,186,406	$-	$(2,275,990)	$75,816,160

Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021
Three Months Ended March 31, 2005
Comprehensive income:
Net income	-	-	2,410,905	-	-	2,410,905
Other comprehensive income,
net of deferred tax benefit
of ($1,056,811):
Net unrealized (loss) on
securities of ($1,724,270)	-	-	-	-	(1,724,270)	(1,724,270)
Total comprehensive income						686,635
Exercise of stock options	-	5,301	-	-	-	5,301
Cancellation of
treasury shares	-	(627,659)	-	627,659	-	-

Balance, March 31, 2005	$1,158,471	$17,501,134	$49,519,803	$-	$(1,779,451)	$66,399,957

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$2,971,599	$2,410,905
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	411,139	415,827
Provision for loan losses	395,000	330,000
Stock compensation expense	6,617	-
Deferred income tax (benefit)	(127,450)	(129,320)
Loans originated for sale	(73,051,790)	(68,939,267)
Proceeds from loans sold	80,031,236	69,752,985
(Gain) on sales of loans held for sale	(2,737,342)	(2,306,068)
Securities (gains)	-	-
Loss on disposal of other assets	3,875	2,325
Amortization of securities premiums, net	66,874	192,265
Amortization of goodwill and purchase accounting
adjustments, net	40,670	40,671
(Decrease) in accrued interest receivable	(21,454)	(290,642)
(Increase) in other assets	(281,102)	(678,287)
Increase in other liabilities	1,695,198	1,010,150
Net cash provided by (used in) operating activities	9,403,070	1,811,544
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	(121,574)	176,926
Proceeds from maturities and calls of securities available for sale	955,937	2,957,625
Proceeds from sales of securities available for sale	2,905,400	2,321,100
Principal payments received on securities available for sale	5,585,097	7,331,803
Purchases of securities available for sale	(21,145,507)	(13,401,766)
Net (increase) decrease in Federal funds sold	3,043,000	(1,567,000)
Net loans made to customers	(31,652,753)	(21,479,998)
Purchases of premises and equipment	(798,637)	(330,029)
Proceeds from sales of other assets	16,695	52,700
Purchase of life insurance contracts	(440,000)	-
Net cash provided by (used in) investing activities	(41,652,342)	(23,938,639)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	8,955,789	13,971,073
Net increase(decrease) in time deposits	47,937,426	(1,172,786)
Net increase(decrease) in short-term borrowings	(45,545,429)	9,067,774
Proceeds from long-term borrowings	15,000,000	718,000
Repayment of long-term borrowings	(1,896,415)	(6,634,648)
Exercise of stock options	42,354	5,301
Net cash provided by financing activities	24,493,725	15,954,714
Increase (decrease) in cash and due from banks	(7,755,547)	(6,172,381)
Cash and due from banks:
Beginning	22,535,761	19,416,219
Ending	$14,780,214	$13,243,838

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,976,219	$4,994,309
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$3,000	$15,400

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2005 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2005 and March 31, 2005, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net Income	$2,971,599	$2,410,905

Denominator:
Denominator for basic earnings
per share - weighted average
common shares outstanding	7,128,076	7,039,783

Effect of dilutive securities:
Convertible preferred stock	-	39,445
Stock options	64,848	91,871
	64,848	131,316
Denominator for diluted earnings
per share - weighted average
common shares outstanding and
assumed conversions	7,192,924	7,171,099

Basic earnings per share	$0.42	$0.34

Diluted earnings per share	$0.41	$0.34

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2006, December 31, 2005, and March 31, 2005 are summarized as follows:

	March 31, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$42,089,023	$13,026	$671,421	$41,430,628
Mortgage-backed securities	127,013,475	87,964	4,000,383	123,101,056
State and political subdivisions	3,889,504	-	15,969	3,873,535
Corporate debt securities	3,290,502	24,114	3,893	3,310,723
Federal Reserve Bank stock	639,000	-	-	639,000
Federal Home Loan Bank stock	16,384,900	-	-	16,384,900
Other equity securities	150,410	-	-	150,410
Total taxable	193,456,814	125,104	4,691,666	188,890,252
Tax-exempt:
State and political subdivisions	37,981,230	832,995	127,911	38,686,314
Other equity securities	5,977,638	269,909	19,220	6,228,327
Total tax-exempt	43,958,868	1,102,904	147,131	44,914,641
Total	$237,415,682	$1,228,008	$4,838,797	$233,804,893

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,227,124	$33,754	$426,554	$39,834,324
Mortgage-backed securities	117,530,036	150,766	2,884,861	114,795,941
State and political subdivisions	3,741,271	219	-	3,741,490
Corporate debt securities	3,294,123	37,063	2,206	3,328,980
Federal Reserve Bank stock	571,500	-	-	571,500
Federal Home Loan Bank stock	15,761,400	-	-	15,761,400
Other equity securities	150,410	-	-	150,410
Total taxable	181,275,864	221,802	3,313,621	178,184,045
Tax-exempt:
State and political subdivisions	38,529,013	1,191,186	74,709	39,645,490
Other equity securities	5,978,611	-	35,848	5,942,763
Total tax-exempt	44,507,624	1,191,186	110,557	45,588,253
Total	$225,783,488	$1,412,988	$3,424,178	$223,772,298

	March 31, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$23,773,908	$78,764	$282,784	$23,569,888
Mortgage-backed securities	116,243,844	243,813	2,550,706	113,936,951
State and political subdivisions	3,744,254	3,876	-	3,748,130
Corporate debt securities	5,000,123	106,583	461	5,106,245
Federal Reserve Bank stock	436,500	-	-	436,500
Federal Home Loan Bank stock	14,289,100	-	-	14,289,100
Other equity securities	175,535	-	-	175,535
Total taxable	163,663,264	433,036	2,833,951	161,262,349
Tax-exempt:
State and political subdivisions	40,915,050	1,135,196	116,551	41,933,695
Other equity securities	7,481,530	-	1,454,131	6,027,399
Total tax-exempt	48,396,580	1,135,196	1,570,682	47,961,094
Total	$212,059,844	$1,568,232	$4,404,633	$209,223,443

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at March 31, 2006, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$44,681,789	$43,745,117
Due from one to five years	111,642,308	108,525,127
Due from five to ten years	33,060,278	32,778,820
Due after ten years	24,879,359	25,353,192
Equity securities	23,151,948	23,402,637
	$237,415,682	$233,804,893

Note 4. Loans

Loans are summarized as follows:

	March 31,	December 31,
	2006	2005
Commercial	$66,563,444	$63,205,991
Commercial real estate	275,896,117	266,228,999
Construction and development	165,026,192	141,206,211
Residential real estate	282,013,023	285,596,743
Consumer	37,356,618	36,863,170
Other	6,381,884	8,597,768
Total loans	833,237,278	801,698,882
Less unearned income	1,730,728	1,780,315
Total loans net of unearned income	831,506,550	799,918,567
Less allowance for loan losses	6,484,960	6,151,730
Loans, net	$825,021,590	$793,766,837

Due to the reclassification of real estate loans to include the construction and development category, real estate loan balances prior to December 31, 2005 conforming to the new classifications are not available.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2006 and 2005, and for the year ended December 31, 2005 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Balance, beginning of period	$6,151,730	$5,073,286	$5,073,286
Losses:
Commercial	-	19,759	35,809
Commercial real estate	-	-	-
Real estate - mortgage	60,000	50,200	204,926
Consumer	72,724	32,427	173,020
Other	47,410	54,731	364,311
Total	180,134	157,117	778,066
Recoveries:
Commercial	1,025	-	6,495
Commercial real estate	19,447	6,577	41,228
Real estate - mortgage	82	-	42
Consumer	15,970	17,979	55,700
Other	81,840	45,069	273,645
Total	118,364	69,625	377,110
Net losses	61,770	87,492	400,956
Provision for loan losses	395,000	330,000	1,479,400
Balance, end of period	$6,484,960	$5,315,794	$6,151,730

Note 6. Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2006 and other intangible assets at March 31, 2006, December 31, 2005, and March 31, 2005.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total
Balance, January 1, 2006	$1,488,030	$-	$600,000	$2,088,030
Acquired goodwill, net	-	-	-	-

Balance, March 31, 2006	$1,488,030	$-	$600,000	$2,088,030

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Unidentifiable Intangible Assets
	March 31,	December 31,	March 31,
	2006	2005	2005
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	1,045,468	1,007,681	894,317
Net carrying amount	$1,221,855	$1,259,642	$1,373,006

We recorded amortization expense of approximately $38,000 for the three months ended March 31, 2006 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2006 through 2009.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2006 and 2005 and December 31, 2005:

	March 31,	December 31,	March 31,
	2006	2005	2005
Interest bearing demand deposits	$214,571,646	$200,637,520	$134,500,291
Savings deposits	39,474,064	44,680,540	50,646,930
Retail time deposits	243,645,391	236,775,248	240,540,471
Brokered time deposits	170,185,023	129,176,000	54,716,000
Total	$667,876,124	$611,269,308	$480,403,692

Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of March 31, 2006:

	Amount	Percent
Three months or less	$26,462,733	12.0%
Three through six months	31,618,246	14.3%
Six through twelve months	58,521,663	26.6%
Over twelve months	103,754,753	47.1%
Total	$220,357,395	100.0%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the scheduled maturities for all time deposits as of March 31, 2006 is as follows:

Nine month period ending December 31, 2006	$191,140,078
Year Ending December 31, 2007	143,050,876
Year Ending December 31, 2008	46,309,904
Year Ending December 31, 2009	18,287,243
Year Ending December 31, 2010	12,857,730
Thereafter	2,184,583
$413,830,414

Note 8. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:
	Quarter Ended March 31, 2006
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at March 31	$128,538,400	$7,036,562	$907,722
Average balance outstanding for the period	165,480,730	6,594,377	305,069
Maximum balance outstanding at
any month end during period	175,407,800	7,036,562	907,722
Weighted average interest rate for the period	4.56%	3.72%	6.40%
Weighted average interest rate for balances
outstanding at March 31	4.79%	4.00%	7.25%

	Year Ended December 31, 2005
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at December 31	$175,510,100	$6,518,013	$-
Average balance outstanding for the period	130,023,493	8,060,676	888,214
Maximum balance outstanding at
any month end during period	175,510,100	10,881,188	3,395,500
Weighted average interest rate for the period	3.54%	2.27%	4.77%
Weighted average interest rate for balances
outstanding at December 31	4.27%	3.65%	-

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

Long-term borrowings: Our long-term borrowings of $163,547,368, $150,911,835 and $154,042,527 at March 31, 2006, December 31, 2005, and March 31, 2005 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2006 was 5.03% compared to 4.27% for the first three months of 2005.

Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $19,589,000 at March 31, 2006 and December 31, 2005, and $11,341,000 March 31, 2005.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us. SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital Trust II issued $7,500,000 in capital securities and $232,000 in common securities and invested the proceeds in $7,732,000 of debentures. SFG Capital Trust III issued $8,000,000 in capital securities and $248,000 in common securities and invested the proceeds in $8,248,000 of debentures. Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III are first redeemable by us in November 2007, March 2009, and March 2011, respectively.

The capital securities held by SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III qualify as Tier 1 capital under Federal Reserve Board guidelines. In accordance with these Guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2006	$20,051,398
2007	23,318,204
2008	26,085,851
2009	2,110,094
2010	62,263,419
Thereafter	49,307,402
$183,136,368

Note 9. Stock Option Plan

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (Revised 2004), which is a revision of SFAS No. 123, Accounting for Stock Issued for Employees. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, we reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB No. 25, we reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

We transitioned to SFAS No. 123R using the modified prospective application method ("modified prospective application"). As permitted under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. The assumptions used in the Black-Scholes option-pricing model are as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Risk-free interest rate	4.40%	3.60%
Expected dividend yield	1.25%	1.04%
Volatility factor	25	20
Expected life of option	8	8

There were no option grants during the first three months of 2006 or the first three months of 2005. Therefore, the factors for March 31, 2006 and March 31, 2005 are consistent with amounts reported in our 2005 Annual Report and 2004 Annual Report, respectively.

During first quarter 2006, we recognized $6,617 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $2,250. At March 31, 2006, we had approximately $37,500 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next three years.

The following pro forma disclosures present for the quarter ended March 31, 2005, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123). For purposes of computing the pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Quarter Ended
(in thousands, except per share data)	March 31, 2005

Net income:
As reported	$2,411

Deduct total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(41)
Pro forma	$2,370

Basic earnings per share:
As reported	$0.34
Pro forma	$0.33

Diluted earnings per share:
As reported	$0.34
Pro forma	$0.33

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of activity in our Officer Stock Option Plan during the first quarters of 2006 and 2005 is as follows:

Quarter Ended
	March 31, 2006		March 31, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	361,740	$17.41	284,100	$15.09
Granted	-	-	-	-
Exercised	(8,700)	4.87	(300)	17.67
Forfeited	-	-	-	-
Outstanding, March 31	353,040	$17.72	283,800	$15.09

Other information regarding options outstanding and exercisable at March 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	85,600	$5.36	6.68	1266	78,800	$5.30	1,169
6.01 - 10.00	33,640	9.49	9.79	358	19,240	9.49	205
10.01 - 17.50	3,500	17.43	7.92	9	3,500	17.43	9
17.51 - 20.00	51,800	17.79	10.72	122	20,600	17.79	48
20.01 - 25.93	178,500	25.19	9.32	-	178,500	25.19	-

	353,040	17.72		1,755	300,640	18.37	1,431

Note 10. Commitments and Contingencies

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$29,721,912
Construction loans	93,553,614
Other loans	36,181,376
Standby letters of credit	12,772,599
Total	$172,229,501

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

Note 11. Restrictions on Capital

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of March 31, 2006, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiaries’, Summit Community Bank’s (“Summit Community”), and Shenandoah Valley National Bank’s (“Shenandoah”) are presented in the following table.

(Dollars in thousands)
					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total Capital (to risk weighted assets)
Summit	$100,379	11.6%	$69,364	8.0%	$86,705	10.0%
Summit Community	56,901	10.7%	42,632	8.0%	53,290	10.0%
Shenandoah	37,253	11.3%	26,348	8.0%	32,935	10.0%
Tier I Capital (to risk weighted assets)
Summit	93,781	10.8%	34,682	4.0%	52,023	6.0%
Summit Community	52,599	9.9%	21,316	4.0%	31,974	6.0%
Shenandoah	34,957	10.6%	13,174	4.0%	19,761	6.0%
Tier I Capital (to average assets)
Summit	93,781	8.3%	33,702	3.0%	56,170	5.0%
Summit Community	52,599	7.4%	21,369	3.0%	35,614	5.0%
Shenandoah	34,957	8.7%	12,035	3.0%	20,058	5.0%

As of December 31, 2005
Total Capital (to risk weighted assets)
Summit	$96,837	11.4%	68,010	8.0%	85,013	10.0%
Summit Community	54,550	10.4%	41,792	8.0%	52,240	10.0%
Shenandoah	35,834	11.2%	25,589	8.0%	31,986	10.0%
Tier I Capital (to risk weighted assets)
Summit	90,686	10.7%	34,005	4.0%	38,897	6.0%
Summit Community	50,490	9.7%	20,896	4.0%	25,363	6.0%
Shenandoah	33,743	10.5%	12,794	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	90,686	8.6%	31,764	3.0%	52,940	5.0%
Summit Community	50,490	7.5%	20,251	3.0%	33,752	5.0%
Shenandoah	33,743	9.0%	11,199	3.0%	18,664	5.0%

Note 12. Segment Information

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Quarter Ended March 31, 2006
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$17,900	$562	$-	$12	$(311)	$18,163
Interest expense	9,163	311	-	369	(311)	9,532
Net interest income	8,737	251	-	(357)	-	8,631
Provision for loan losses	325	70	-	-	-	395
Net interest income after provision
for loan losses	8,412	181	-	(357)	-	8,236
Noninterest income	810	6,584	193	1,497	(1,497)	7,587
Noninterest expense	4,992	6,232	175	1,616	(1,497)	11,518
Income before income taxes	4,230	533	18	(476)	-	4,305
Income taxes	1,315	200	8	(189)	-	1,334
Net income	$2,915	$333	$10	$(287)	$-	$2,971
Intersegment revenue (expense)	$(1,104)	$(385)	$(8)	$1,497	$-	$-
Average assets	$1,116,002	$22,598	$997	$96,822	$(109,706)	$1,126,713

	For the Quarter Ended March 31, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$12,204	$302	$-	$7	$(220)	$12,293
Interest expense	4,971	218	-	169	(220)	5,138
Net interest income	7,233	84	-	(162)	-	7,155
Provision for loan losses	330	-	-	-	-	330
Net interest income after provision
for loan losses	6,903	84	-	(162)	-	6,825
Noninterest income	689	5,856	122	1,176	(1,176)	6,667
Noninterest expense	4,198	5,597	134	1,302	(1,176)	10,055
Income before income taxes	3,394	343	(12)	(288)	-	3,437
Income taxes	1,029	117	(5)	(115)	-	1,026
Net income	$2,365	$226	$(7)	$(173)	$-	$2,411
Intersegment revenue (expense)	$(906)	$(263)	$(8)	$1,177	$-	$-
Average assets	$883,731	$19,386	$983	$77,902	$(89,841)	$892,161

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), Shenandoah Valley National Bank (“Shenandoah”), Summit Mortgage, and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2005 audited financial statements and Annual Report on Form 10-K.

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

Strong growth in our interest earning assets resulted in an increase of 19.53%, or $1,460,000, in our net interest earnings on a tax equivalent basis for the first three months in 2006 compared to the same period of 2005. Further, our mortgage banking segment contributed $333,000 to our first three months 2006 earnings.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2005 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 1 to the consolidated financial statements of our 2005 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2005 Annual Report on Form 10-K.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2006. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 8 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 12 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:

	For the Quarter Ended
	March 31,
in thousands	2006	2005
Community Banking	$2,915	$2,365
Mortgage Banking	333	226
Parent and Other	(277)	(180)
Consolidated net income	$2,971	$2,411

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2006 grew 23.2% to $2,971,000, or $0.41 per diluted share as compared to $2,411,000, or $0.34 per diluted share for the quarter ended March 31, 2005. Returns on average equity and assets for the first three months of 2006 were 15.60% and 1.05%, respectively, compared with 14.53% and 1.08% for the same period of 2005.

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

Our net interest income on a fully tax-equivalent basis totaled $8,936,000 for the three month period ended March 31, 2006 compared to $7,476,000 for the same period of 2005, representing an increase of $1,460,000 or 19.53%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 122 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 26.65% from $845,667,000 during the first three months of 2005 to $1,070,582,000 for the first three months of 2006. Average interest bearing liabilities grew 27.93% from $764,336,000 at March 31, 2005 to $977,829,000 at March 31, 2006, at an average yield for the first three months of 2006 of 3.95% compared to 2.73% for the same period of 2005.

Our net yield on interest earning assets decreased to 3.39% for the three month period ended March 31, 2006, compared to 3.59% for the same period in 2005. On a quarterly basis, our net interest margin was unchanged compared to the linked quarter. The positive impact to net interest income of our growth in interest earning assets was somewhat offset by lower net interest margin due to increased cost of interest bearing liabilities, which tend to move more proportionately with rate increases by the Fed. The yields on earning assets increased 95 basis points, while the cost of our interest bearing funds increased by 122 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2006			December 31, 2005			March 31, 2005
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$829,381	$15,392	7.53%	$773,394	$14,160	7.26%	$623,652	$9,901	6.44%
Tax-exempt (1)	8,244	150	7.38%	8,106	150	7.34%	9,108	164	7.30%
Securities
Taxable	186,586	2,135	4.64%	169,871	1,847	4.31%	162,314	1,730	4.32%
Tax-exempt (1)	44,077	767	7.06%	46,315	778	6.66%	47,876	794	6.73%
Federal funds sold and interest
bearing deposits with other banks	2,294	24	4.24%	2,899	32	4.38%	2,717	25	3.73%
Total interest earning assets	1,070,582	18,468	7.00%	1,000,585	16,967	6.73%	845,667	12,614	6.05%

Noninterest earning assets
Cash & due from banks	14,449			20,525			14,513
Premises and equipment	23,361			22,732			20,740
Other assets	24,659			24,389			16,442
Allowance for loan losses	(6,338)			(6,075)			(5,201)
Total assets	$1,126,713			$1,062,156			$892,161

Interest bearing liabilities
Interest bearing demand deposits	$204,161	$1,543	3.07%	$181,251	$1,252	2.74%	$127,994	$425	1.35%
Savings deposits	43,067	73	0.69%	44,917	77	0.68%	50,727	79	0.63%
Time deposits	374,170	3,537	3.83%	352,146	3,122	3.52%	298,514	2,013	2.73%
Short-term borrowings	172,380	1,964	4.62%	160,159	1,700	4.21%	116,898	754	2.62%
Long-term borrowings
and capital trust securities	184,051	2,415	5.32%	175,116	2,270	5.14%	170,203	1,867	4.45%
Total interest bearing liabilities	977,829	9,532	3.95%	913,589	8,421	3.66%	764,336	5,138	2.73%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	63,308			65,378			56,130
Other liabilities	9,395			8,882			5,316
Shareholders' equity	76,181			74,307			66,379
Total liabilities and
shareholders' equity	$1,126,713			$1,062,156			$892,161
Net interest earnings		$8,936			$8,546			$7,476
Net yield on interest earning assets			3.39%			3.39%			3.59%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $305,000, $309,000 and $320,000 for the periods ended
March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Quarter Ended			For the Quarter Ended
	March 31, 2006 versus March 31, 2005			March 31, 2006 versus December 31, 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,631	$1,860	$5,491	$822	$410	$1,232
Tax-exempt	(16)	2	(14)	-	-	-
Securities
Taxable	272	133	405	163	125	288
Tax-exempt	(65)	38	(27)	(46)	35	(11)
Federal funds sold and interest
bearing deposits with other banks	(4)	3	(1)	(7)	(1)	(8)
Total interest earned on
interest earning assets	3,818	2,036	5,854	932	569	1,501

Interest paid on:
Interest bearing demand
deposits	356	762	1,118	150	141	291
Savings deposits	(13)	7	(6)	(4)	-	(4)
Time deposits	589	935	1,524	170	245	415
Short-term borrowings	463	747	1,210	116	148	264
Long-term borrowings and capital
trust securities	161	387	548	86	59	145
Total interest paid on
interest bearing liabilities	1,556	2,838	4,394	518	593	1,111

Net interest income	$2,262	$(802)	$1,460	$414	$(24)	$390

Noninterest Income

Total noninterest income increased to $7,587,000 for the first quarter of 2006, compared to $6,667,000 for the same period of 2005. Service fee income and other income combined increased $112,000 for the first quarter 2006 while mortgage origination revenue increased $728,000 for the first quarter of 2006. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
	For the Quarter Ended
Dollars in thousands	March 31,
	2006	2005
Insurance commissions	$230	$148
Service fees	631	546
Mortgage origination revenue	6,584	5,856
(Loss) on sale of assets	(4)	(2)
Other	146	119
Total	$7,587	$6,667

Insurance commissions: These commissions increased 55.4% for first quarter 2006 over first quarter 2005 primarily due to commissions received by Summit Insurance Services, LLC, which offers both commercial and personal lines of insurance.

Service fees: Total service fees increased 15.6% for the first quarter of 2006 compared to the same period of 2005. These increases were primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.

Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended
	March 31,
Dollars in thousands	2006	2005
Loans originated
Amount	$72,967	$68,929
Number	1,386	1,308

Loans sold
Amount	$76,375	$66,761
Number	1,421	1,295

Summit Mortgage originates loans solely for the purpose of selling them. We do not service these loans, therefore there is no servicing intangible associated with this segment. Our mortgage banking revenue consists entirely of two components: 1) fees collected at the time of origination and 2) the gains we receive when selling the loans. The breakout of these fees and gains follows:

Mortgage origination revenue
	For the Quarter Ended
	March 31,
Dollars in thousands	2006	2005

Origination fees, net	$3,847	$3,550
Gains	2,737	2,306

Total	$6,584	$5,856

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Mortgage origination revenue increased for the first three months of 2006, and is impacted by changes in the mix of loans originated. During the first three months of 2006, 15.2% of the total dollar amount of loan originations were first mortgage loans as compared to 20.8% during the first three months of 2005. Sales of first mortgage loans typically result in smaller margins than sales of second mortgage loans.

Other: Other income increased 22.7% for the first quarter of 2006. The major components of this increase were increases in debit card and ATM income due to increased card usage by customers.

Noninterest Expense

Total noninterest expense increased approximately $1,463,000, or 14.5% to $11,518,000 during the first three months of 2006 as compared to the same period in 2005. Salaries and employee benefits expense represented the largest category of expense growth. This growth was due to the staffing requirements as a result of our growth. Another major contributor to the increase in total noninterest expense for the three months ended March 31, 2006 was net occupancy expense. This increase was due to expenses related to our new Virginia market offices and the relocation of Summit Mortgage. Table III below shows the breakdown of these increases by segment. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table III - Noninterest Expense
Dollars in thousands

	For the Quarter Ended March 31,
		Change
Community Banking and Other	2006	$	%	2005
Salaries and employee benefits	$3,055	$541	21.5%	$2,514
Net occupancy expense	401	88	28.1%	313
Equipment expense	450	2	0.4%	448
Supplies	166	27	19.4%	139
Professional fees	207	31	17.6%	176
Postage	55	(9)	-14.1%	64
Advertising	49	(23)	-31.9%	72
Amortization of intangibles	38	-	0.0%	38
Other	865	171	24.6%	694
Total	$5,286	$828	18.6%	$4,458

		Change
Mortgage Banking	2006	$	%	2005
Salaries and employee benefits	$2,103	$75	3.7%	$2,028
Net occupancy expense	170	54	46.6%	116
Equipment expense	70	25	55.6%	45
Supplies	39	20	105.3%	19
Professional fees	78	27	52.9%	51
Postage	1,736	233	15.5%	1,503
Advertising	1,290	37	3.0%	1,253
Other	746	164	28.2%	582
Total	$6,232	$635	11.3%	$5,597

		Change
Consolidated	2006	$	%	2005
Salaries and employee benefits	$5,158	$616	13.6%	$4,542
Net occupancy expense	571	142	33.1%	429
Equipment expense	520	27	5.5%	493
Supplies	205	47	29.7%	158
Professional fees	285	58	25.6%	227
Postage	1,791	224	14.3%	1,567
Advertising	1,339	14	1.1%	1,325
Amortization of intangibles	38	-	0.0%	38
Other	1,611	335	26.3%	1,276
Total	$11,518	$1,463	14.5%	$10,055

Community Banking, Parent and Other Segments

Total noninterest expense for our community banking, parent, and other segment increased $828,000, or 18.6% for the first quarter of 2006, compared to the same period of 2005. The major factors contributing to these increases follow.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Salaries and employee benefits: Salaries and employee benefits expense increased 21.5% for the quarter ended March 31, 2006, due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Warrenton, Virginia, in July of 2005. Also included in this increase are general merit raises.

Net occupancy expense: The quarterly increase in net occupancy expense is primarily attributed to the cost of occupying the new Warrenton, Virginia office.

Other: Other expenses increased 24.6% for first quarter 2006 compared to first quarter 2005. This increase includes $52,000 of losses in fraudulent checks.

Mortgage Banking Segment

Total noninterest expense for our mortgage banking segment increased $635,000, or 11.3% for the first quarter of 2006 compared to the same period of 2005.

Salaries and employee benefits: The increase of $75,000 in salaries and employee benefits for the quarter ended March 31, 2006 compared to first quarter 2005 was primarily the result of an increase in profitability based incentive compensation paid to Summit Mortgage management.

Net occupancy expense: Net occupancy expense increased 46.6% for the first quarter of 2006 compared to the same period of 2005 due to the relocation of our Summit Mortgage headquarters to Chesapeake, Virginia in late 2005.

Postage: The increase in postage expense of $233,000 for the first quarter 2006, compared to first quarter 2005, is attributable to the increase in postage rates by the US Postal Service. Also, the number of mailers mailed during first quarter 2006 was slightly higher than first quarter 2005.

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

We recorded a $395,000 provision for loan losses for the first three months of 2006, compared to $330,000 for the same period in 2005. Net loan charge offs for the first three months of 2006 were $62,000, as compared to $87,000 over the same period of 2005. At March 31, 2006, the allowance for loan losses totaled $6,485,000 or 0.77% of loans, net of unearned income, compared to $6,152,000 or 0.75% of loans, net of unearned income at December 31, 2005.

Our asset quality remains sound. As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)
	March 31,		December 31,
	2006	2005	2005
Accruing loans past due 90 days or more	$1,046	$423	$799
Nonperforming assets:
Nonaccrual loans	926	413	583
Nonaccrual securities	-	334	-
Foreclosed properties	343	593	378
Repossessed assets	3	15	17
Total	$2,318	$1,778	$1,777
Total nonperforming loans as a
percentage of total loans	0.23%	0.13%	0.17%
Total nonperforming assets as a
percentage of total assets	0.20%	0.20%	0.16%

FINANCIAL CONDITION

Our total assets were $1,137,692,000 at March 31, 2006, compared to $1,109,532,000 at December 31, 2005, representing a 2.5% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2005 and March 31, 2006.

Table V - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
	2005	Amount	Percentage	2006
Assets
Securities available for sale	$223,772	10,033	4.5%	$233,805
Loans, net of unearned income	793,767	31,255	3.9%	825,022

Liabilities
Deposits	$673,901	$56,835	8.4%	$730,736
Short-term borrowings	182,028	(45,545)	-25.0%	136,483
Long-term borrowings
and subordinated debentures	170,501	12,635	7.4%	183,136

Loan growth during the first three months of 2006, occurring principally in the commercial and real estate portfolios, was funded both by borrowings from the FHLB and deposits, including brokered certificates of deposit.

Deposits increased nearly $57 million during the first quarter of 2006. This increase was primarily in brokered deposits, which in turn were used to pay down FHLB short-term borrowings. We also borrowed FHLB long-term borrowings, and used those proceeds to pay on the FHLB overnight borrowings.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Refer to Notes 3, 4, 7, and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2006 and December 31, 2005.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $180 million, or 15.9% of total assets at March 31, 2006 versus $125 million, or 11.3% of total assets at December 31, 2005.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at March 31, 2006 totaled $75,816,000 compared to $73,803,000 at December 31, 2005.

Refer to Note 11 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2006.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases
2006	$20,051,398	$-	$838,402
2007	23,318,204	-	1,030,983
2008	26,085,851	-	982,772
2009	2,110,094	-	431,349
2010	62,263,419	-	116,263
Thereafter	29,718,402	19,589,000	257,140
Total	$163,547,368	$19,589,000	$3,656,909

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at March 31, 2006 are presented in the following table.

March 31,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$29,721,912
Construction loans	93,553,614
Other loans	36,181,376
Standby letters of credit	12,772,599
Total	$172,229,501

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table shows our projected earnings sensitivity as of March 31, 2006 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months
Down 200 (1)	0.08%	-1.08%
Down 200, steepening yield curve (2)	0.96%	4.60%
Up 100 (1)	-0.95%	-0.61%
Up 200 (1)	-2.60%	-7.45%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
200 basis points, while long term rates decline by 50 basis points

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of March 31, 2006, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2006 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets. The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian Mortgage and their employment with Summit Financial, LLC. Summit Financial, LLC now operates as Summit Mortgage, a division of Shenandoah Valley National Bank.

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

On January 4, 2006, Mary Forrest, an individual, filed suit in the United States District Court for the Eastern District of Wisconsin, Milwaukee Division, against our subsidiary, Shenandoah Valley National Bank. The plaintiff claims that Shenandoah violated the Federal Fair Credit Reporting Act (“FCRA”) alleging that Shenandoah used information contained in her consumer report, without extending a “firm offer of credit” within the meaning of the FCRA. Plaintiff requests statutory damages. This case is a purported class action. Presently, we do not have final information as to the size of the alleged class. Responsive pleadings have been filed, and discovery will be initiated shortly. We will continue to evaluate the claim in this lawsuit and intend to vigorously defend against it. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

Item 1A. Risk Factors

See Part I, Item 1A of our 2005 Annual Report on Form 10-K.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 5. Other Information

As previously discussed in our filing on Form 8-K filed by us on December 9, 2005, effective December 6, 2005, we accelerated the vesting of  the options we granted to eligible officers in 2004 and imposed restrictions on the sale of the stock underlying these accelerated options. For the accelerated options, an employee may not sell the underlying stock until the original date on which the option would have vested had we not accelerated vesting.  A copy of the Form of First Amendment to Non Qualified Stock Option Grant Agreement is attached hereto as Exhibit 10.4.

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

Date: May 10, 2006