Form 10-Q
period 2006-06-30
SUMMIT FINANCIAL GROUP INC
filed 2006-08-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.
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
Common Stock, $2.50 par value
7,135,120 shares outstanding as of August 4, 2006

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2006 (unaudited), December 31, 2005, and June 30, 2005 (unaudited)	4

		Consolidated statements of income for the three months and six months ended June 30, 2006 and 2005 (unaudited)	5

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2006 and 2005 (unaudited)	6

		Consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-22

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

	Item 4.	Controls and Procedures	35

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		36

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		37

	Item 5.	Other Information		37-39

	Item 6.	Exhibits

Exhibit 3.2 By-laws of Summit Financial Group Inc., as last amended and restated August 8, 2006
		Exhibit 11.	Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 9 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				40

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2006	2005	2005
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$12,529,955	$22,535,761	$16,944,283
Interest bearing deposits with other banks	123,007	1,536,506	2,341,860
Federal funds sold	1,590,000	3,650,000	-
Securities available for sale	238,381,668	223,772,298	209,561,053
Loans held for sale	9,702,114	16,584,990	17,073,628
Loans, net	866,680,077	793,766,837	659,792,179
Property held for sale	358,287	378,287	906,334
Premises and equipment, net	23,553,482	23,089,412	20,514,791
Accrued interest receivable	5,024,931	4,835,763	3,940,495
Intangible assets	3,272,097	3,347,672	3,423,248
Other assets	18,432,692	16,034,499	11,989,316
Total assets	$1,179,648,310	$1,109,532,025	$946,487,187

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$66,070,752	$62,631,410	$63,207,232
Interest bearing	695,491,425	611,269,308	501,960,173
Total deposits	761,562,177	673,900,718	565,167,405
Short-term borrowings	164,185,071	182,028,113	127,973,843
Long-term borrowings	147,578,964	150,911,835	165,455,406
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589,000	19,589,000	11,341,000
Other liabilities	10,174,068	9,299,134	6,711,767
Total liabilities	1,103,089,280	1,035,728,800	876,649,421

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2005 - 7,135,120 shares; issued December 2005 - 7,126,220
shares; issued June 2005 - 7,123,820 shares	18,913,551	18,856,774	18,724,826
Retained earnings	60,678,420	56,214,807	51,639,709
Accumulated other comprehensive income	(3,032,941)	(1,268,356)	(526,769)
Total shareholders' equity	76,559,030	73,803,225	69,837,766

Total liabilities and shareholders' equity	$1,179,648,310	$1,109,532,025	$946,487,187

(*) - December 31, 2005 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans
Taxable	$16,685,053	$11,097,070	$32,077,234	$20,998,414
Tax-exempt	101,903	108,117	201,648	216,513
Interest and dividends on securities
Taxable	2,249,793	1,748,650	4,384,670	3,478,365
Tax-exempt	537,145	542,397	1,048,910	1,070,999
Interest on interest bearing deposits with other banks	4,080	22,970	20,537	45,538
Interest on Federal funds sold	8,467	4,843	16,235	7,276
Total interest income	19,586,441	13,524,047	37,749,234	25,817,105
Interest expense
Interest on deposits	6,407,742	2,926,400	11,560,934	5,443,073
Interest on short-term borrowings	1,830,754	1,055,296	3,794,743	1,809,323
Interest on long-term borrowings and subordinated debentures	2,517,516	1,938,679	4,931,985	3,806,009
Total interest expense	10,756,012	5,920,375	20,287,662	11,058,405
Net interest income	8,830,429	7,603,672	17,461,572	14,758,700
Provision for loan losses	480,000	425,000	875,000	755,000
Net interest income after provision for loan losses	8,350,429	7,178,672	16,586,572	14,003,700
Other income
Insurance commissions	246,897	235,126	476,963	383,165
Service fees	725,443	651,148	1,356,333	1,197,707
Mortgage origination revenue	5,945,390	7,112,749	12,529,303	12,968,898
Securities gains (losses)	-	5,351	-	5,351
Gain (loss) on sale of assets	-	1,250	(3,875)	(1,075)
Other	136,252	209,645	282,531	328,677
Total other income	7,053,982	8,215,269	14,641,255	14,882,723
Other expense
Salaries and employee benefits	4,854,615	5,394,241	10,012,647	9,936,451
Net occupancy expense	570,389	462,805	1,141,116	891,958
Equipment expense	575,507	483,172	1,095,366	976,194
Supplies	254,631	181,410	459,781	339,135
Professional fees	489,312	241,757	774,353	468,683
Postage	1,749,576	1,458,091	3,541,050	3,025,215
Advertising	1,313,834	1,221,812	2,653,149	2,546,852
Amortization of intangibles	37,788	37,788	75,576	75,576
Other	1,725,226	1,393,999	3,335,807	2,670,108
Total other expense	11,570,878	10,875,075	23,088,845	20,930,172
Income before income taxes	3,833,533	4,518,866	8,138,982	7,956,251
Income tax expense	1,199,900	1,402,627	2,533,750	2,429,107
Net income	$2,633,633	$3,116,239	$5,605,232	$5,527,144

Basic earnings per common share	$0.37	$0.44	$0.79	$0.78
Diluted earnings per common share	$0.37	$0.43	$0.78	$0.77

Average common shares outstanding
Basic	7,135,107	7,081,044	7,131,611	7,060,529
Diluted	7,193,407	7,205,377	7,193,199	7,206,181

Dividends per common share	$0.16	$0.14	$0.16	$0.14

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders'
	Surplus	Surplus	Earnings	Stock	Income	Equity

Balance, December 31, 2005	$-	$18,856,774	$56,214,807	$-	$(1,268,356)	$73,803,225
Six Months Ended June 30, 2006
Comprehensive income:
Net income	-	-	5,605,232	-	-	5,605,232
Other comprehensive income,
net of deferred tax benefit
of ($909,029):
Net unrealized (loss) on
securities of ($1,764,585), net
of reclassification adjustment
for gains included in net
income of $0	-	-	-	-	(1,764,585)	(1,764,585)
Total comprehensive income						3,840,647
Exercise of stock options	-	56,777	-	-	-	56,777
Cash dividends declared
($.16 per share)	-	-	(1,141,619)	-	-	(1,141,619)

Balance, June 30, 2006	$-	$18,913,551	$60,678,420	$-	$(3,032,941)	$76,559,030

Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021
Six Months Ended June 30, 2005
Comprehensive income:
Net income	-	-	5,527,144	-	-	5,527,144
Other comprehensive income,
net of deferred tax benefit
of ($289,038):
Net unrealized (loss) on
securities of ($474,906), net
of reclassification adjustment
for gains included in net
income of $3,318	-	-	-	-	(471,588)	(471,588)
Total comprehensive income						5,055,556
Exercise of stock options	-	70,522	-	-	-	70,522
Conversion of preferred shares	(1,158,471)	1,158,471	-	-	-	-
Retirement of treasury shares		(627,659)		627,659		-
Cash dividends declared
($.14 per share)	-	-	(996,333)	-	-	(996,333)

Balance, June 30, 2005	$-	$18,724,826	$51,639,709	$-	$(526,769)	$69,837,766

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$5,605,232	$5,527,144
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	852,664	836,948
Provision for loan losses	875,000	755,000
Stock compensation expense	13,234	-
Deferred income tax (benefit)	(191,900)	(204,943)
Loans originated for sale	(140,305,196)	(152,552,850)
Proceeds from loans sold	152,289,872	155,121,968
(Gain) on sales of loans held for sale	(5,101,800)	(5,368,830)
Securities (gains)	-	(5,351)
Loss on disposal of premises, equipment and other assets	3,875	1,075
Amortization of securities premiums, net	101,307	367,041
Amortization of goodwill and purchase accounting
adjustments, net	81,341	81,342
Increase (decrease) in accrued interest receivable	(189,168)	(288,589)
(Increase) in other assets	(271,306)	(830,844)
Increase in other liabilities	130,771	451,055
Net cash provided by (used in) operating activities	13,893,926	3,890,166
Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits
with other banks	1,413,499	(3,162)
Proceeds from maturities and calls of securities available for sale	3,500,308	6,612,889
Proceeds from sales of securities available for sale	8,622,800	6,150,328
Principal payments received on securities available for sale	11,953,673	16,928,228
Purchases of securities available for sale	(41,578,640)	(28,991,673)
Net decrease in Federal funds sold	2,060,000	48,000
Net loans made to customers	(73,831,916)	(58,165,343)
Purchases of premises and equipment	(1,316,734)	(575,734)
Proceeds from sales of premises, equipment and other assets	25,645	62,950
Purchase of life insurance contracts	(880,000)	-
Net cash provided by (used in) investing activities	(90,031,365)	(57,933,517)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	11,137,632	28,055,605
Net increase in time deposits	76,599,152	12,405,833
Net increase(decrease) in short-term borrowings	(17,843,042)	7,344,629
Proceeds from long-term borrowings	17,801,000	26,718,000
Repayment of long-term borrowings	(20,465,034)	(22,026,841)
Exercise of stock options	43,544	70,522
Dividends paid	(1,141,619)	(996,333)
Net cash provided by financing activities	66,131,633	51,571,415
Increase (decrease) in cash and due from banks	(10,005,806)	(2,471,936)
Cash and due from banks:
Beginning	22,535,761	19,416,219
Ending	$12,529,955	$16,944,283

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,832,325	$10,447,430
Income taxes	$2,641,000	$1,600,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$43,676	$346,139

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2005 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2005 and June 30, 2005, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Earnings per Share
The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net Income	$2,633,633	$3,116,239	$5,605,232	$5,527,144

Denominator:
Denominator for basic earnings
per share - weighted average
common shares outstanding	7,135,107	7,081,044	7,131,611	7,060,529

Effect of dilutive securities:
Convertible preferred stock	-	37,144	-	56,872
Stock options	58,300	87,189	61,588	88,780
	58,300	124,333	61,588	145,652
Denominator for diluted earnings
per share - weighted average
common shares outstanding and
assumed conversions	7,193,407	7,205,377	7,193,199	7,206,181

Basic earnings per share	$0.37	$0.44	$0.79	$0.78

Diluted earnings per share	$0.37	$0.43	$0.78	$0.77

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2006 and December 31, 2005, and June 30, 2005 are summarized as follows:

	June 30, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,447,891	$2,357	$829,676	$39,620,572
Mortgage-backed securities	131,993,225	35,295	4,693,034	127,335,486
State and political subdivisions	3,758,832	-	37,100	3,721,732
Corporate debt securities	2,537,384	14,637	4,840	2,547,181
Federal Reserve Bank stock	639,000	-	-	639,000
Federal Home Loan Bank stock	15,769,300	-	-	15,769,300
Other equity securities	150,410	-	-	150,410
Total taxable	195,296,042	52,289	5,564,650	189,783,681
Tax-exempt:
State and political subdivisions	41,911,326	644,454	334,506	42,221,274
Other equity securities	5,976,665	429,969	29,921	6,376,713
Total tax-exempt	47,887,991	1,074,423	364,427	48,597,987
Total	$243,184,033	$1,126,712	$5,929,077	$238,381,668

	December 31, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,227,124	$33,754	$426,554	$39,834,324
Mortgage-backed securities	117,530,036	150,766	2,884,861	114,795,941
State and political subdivisions	3,741,271	219	-	3,741,490
Corporate debt securities	3,294,123	37,063	2,206	3,328,980
Federal Reserve Bank stock	571,500	-	-	571,500
Federal Home Loan Bank stock	15,761,400	-	-	15,761,400
Other equity securities	150,410	-	-	150,410
Total taxable	181,275,864	221,802	3,313,621	178,184,045
Tax-exempt:
State and political subdivisions	38,529,013	1,191,186	74,709	39,645,490
Other equity securities	5,978,611	-	35,848	5,942,763
Total tax-exempt	44,507,624	1,191,186	110,557	45,588,253
Total	$225,783,488	$1,412,988	$3,424,178	$223,772,298

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$23,671,763	$103,167	$79,949	$23,694,981
Mortgage-backed securities	115,010,307	329,697	1,128,262	114,211,742
State and political subdivisions	3,743,273	3,507	-	3,746,780
Corporate debt securities	4,048,118	89,976	-	4,138,094
Federal Reserve Bank stock	451,500	-	-	451,500
Federal Home Loan Bank stock	15,551,400	-	-	15,551,400
Other equity securities	175,535	-	-	175,535
Total taxable	162,651,896	526,347	1,208,211	161,970,032
Tax-exempt:
State and political subdivisions	40,266,955	1,559,877	15,344	41,811,488
Other equity securities	7,480,557	-	1,701,024	5,779,533
Total tax-exempt	47,747,512	1,559,877	1,716,368	47,591,021
Total	$210,399,408	$2,086,224	$2,924,579	$209,561,053

The maturities, amortized cost and estimated fair values of securities at June 30, 2006, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$48,330,932	$47,151,587
Due from one to five years	109,068,697	105,447,399
Due from five to ten years	34,096,433	33,572,390
Due after ten years	29,152,596	29,274,869
Equity securities	22,535,375	22,935,423
	$243,184,033	$238,381,668

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 4. Loans

Loans are summarized as follows:

	June 30,	December 31,
	2006	2005
Commercial	$64,341,549	$63,205,991
Commercial real estate	296,680,636	266,228,999
Construction and development	181,999,992	141,206,211
Residential real estate	288,990,666	285,596,743
Consumer	37,040,264	36,863,170
Other	6,187,640	8,597,768
Total loans	875,240,747	801,698,882
Less unearned income	1,766,864	1,780,315
Total loans net of unearned income	873,473,883	799,918,567
Less allowance for loan losses	6,793,806	6,151,730
Loans, net	$866,680,077	$793,766,837

Due to the reclassification of real estate loans to include the construction and development category, real estate loan balances prior to December 31, 2005 conforming to the new classifications are not available.

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2006 and 2005, and for the year ended December 31, 2005 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Balance, beginning of period	$6,151,730	$5,073,286	$5,073,286
Losses:
Commercial	31,744	19,759	35,809
Commercial real estate	18,891	-	-
Real estate - mortgage	95,586	50,200	204,926
Consumer	81,036	89,123	173,020
Other	201,981	123,350	364,311
Total	429,238	282,432	778,066
Recoveries:
Commercial	1,025	-	6,495
Commercial real estate	36,910	12,577	41,228
Real estate - mortgage	6,518	-	42
Consumer	25,625	32,793	55,700
Other	126,236	106,068	273,645
Total	196,314	151,438	377,110
Net losses	232,924	130,994	400,956
Provision for loan losses	875,000	755,000	1,479,400
Balance, end of period	$6,793,806	$5,697,292	$6,151,730

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6. Goodwill and Other Intangible Assets

The following tables present our goodwill at June 30, 2006 and other intangible assets at June 30, 2006, December 31, 2005, and June 30, 2005.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total
Balance, January 1, 2006	$1,488,030	$-	$600,000	$2,088,030
Acquired goodwill, net	-	-	-	-

Balance, June 30, 2006	$1,488,030	$-	$600,000	$2,088,030

	Unidentifiable Intangible Assets
	June 30,	December 31,	June 30,
	2006	2005	2005
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	1,083,256	1,007,681	932,105
Net carrying amount	$1,184,067	$1,259,642	$1,335,218

We recorded amortization expense of approximately $76,000 for the six months ended June 30, 2006 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2006 through 2010.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2006 and 2005 and December 31, 2005:

	June 30,	December 31,	June 30,
	2006	2005	2005
Interest bearing demand deposits	$214,279,129	$200,637,520	$145,625,507
Savings deposits	38,737,221	44,680,540	47,407,305
Retail time deposits	251,643,514	237,262,760	231,775,092
Brokered time deposits	190,831,561	128,688,488	77,152,269
Total	$695,491,425	$611,269,308	$501,960,173

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of June 30, 2006:

	Amount	Percent
Three months or less	$32,455,607	12.6%
Three through six months	27,795,236	10.8%
Six through twelve months	79,850,643	31.0%
Over twelve months	117,079,576	45.5%
Total	$257,181,062	100.0%

A summary of the scheduled maturities for all time deposits as of June 30, 2006 is as follows:

Six month period ending December 31, 2006	$131,296,676
Year Ending December 31, 2007	194,552,711
Year Ending December 31, 2008	63,042,550
Year Ending December 31, 2009	28,257,149
Year Ending December 31, 2010	22,831,646
Thereafter	2,494,343
$442,475,075

Note 8. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2006
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at June 30	$157,796,000	$5,749,071	$640,000
Average balance outstanding for the period	151,198,679	6,333,903	832,271
Maximum balance outstanding at
any month end during period	175,407,800	7,036,562	1,164,122
Weighted average interest rate for the period	4.82%	3.92%	7.03%
Weighted average interest rate for balances
outstanding at June 30	5.36%	4.17%	7.75%

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

Long-term borrowings: Our long-term borrowings of $147,578,964, $150,911,835 and $165,455,406 at June 30, 2006, December 31, 2005, and June 30, 2005 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2006 was 5.19% compared to 4.41% for the first six months of 2005.

Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $19,589,000 at June 30, 2006 and December 31, 2005, and $11,341,000 June 30, 2005.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2006	$19,494,542
2007	23,318,204
2008	24,585,851
2009	3,911,094
2010	52,050,871
Thereafter	43,807,402
$167,167,964

Note 9. Stock Option Plan

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (Revised 2004), which is a revision of SFAS No. 123, Accounting for Stock Issued for Employees. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, we reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB No. 25, we reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

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

	For the Six Months
	Ended June 30,
	2006	2005
Risk-free interest rate	4.40%	3.60%
Expected dividend yield	1.25%	1.04%
Volatility factor	25	20
Expected life of option	8	8

There were no option grants during the first six months of 2006 or 2005. Therefore, the factors for June 30, 2006 and June 30, 2005 are consistent with amounts reported in our 2005 Annual Report and 2004 Annual Report, respectively.

During first six months of 2006, we recognized $13,234 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $5,000. At June 30, 2006, we had approximately $31,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next three years.

The following pro forma disclosures present for the quarter and six months ended June 30, 2005, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123). For purposes of computing the pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended	Six MonthsEnded
(in thousands, except per share data)	June 30, 2005

Net income:
As reported	$3,116	$5,527

Deduct total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects	(36)	(76)
Pro forma	$3,080	$5,451

Basic earnings per share:
As reported	$0.44	$0.78
Pro forma	$0.43	$0.77

Diluted earnings per share:
As reported	$0.43	$0.77
Pro forma	$0.43	$0.76

A summary of activity in our Officer Stock Option Plan during the first six months of 2006 and 2005 is as follows:

For the Six Months Ended
	June 30, 2006		June 30, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	361,740	$17.41	284,100	$15.09
Granted	-	-	-	-
Exercised	(8,900)	4.89	(7,460)	9.45
Forfeited	-	-	-	-
Outstanding, June 30	352,840	$17.73	276,640	$15.24

Other information regarding options outstanding and exercisable at June 30, 2006 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	85,400	$5.35	6.42	1,588	78,600	$5.30	1,465
6.01 - 10.00	33,640	9.49	9.54	484	19,240	9.49	278
10.01 - 17.50	3,500	17.43	7.67	57	3,500	17.43	23
17.51 - 20.00	51,800	17.79	10.47	698	20,600	17.79	127
20.01 - 25.93	178,500	25.19	9.07	-	178,500	25.19	-

	352,840	17.73		2,827	300,440	18.38	1,893

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$32,410,329
Construction loans	91,704,660
Other loans	37,552,776
Standby letters of credit	10,688,250
Total	$172,356,015

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of June 30, 2006, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

(Dollars in thousands)
					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to risk weighted assets)
Summit	$102,289	11.3%	$72,328	8.0%	$90,409	10.0%
Summit Community	57,432	10.8%	42,621	8.0%	53,276	10.0%
Shenandoah	39,553	10.9%	29,021	8.0%	36,277	10.0%
Tier I Capital (to risk weighted assets)
Summit	95,317	10.5%	36,164	4.0%	54,246	6.0%
Summit Community	53,056	10.0%	21,310	4.0%	31,966	6.0%
Shenandoah	36,957	10.2%	14,511	4.0%	21,766	6.0%
Tier I Capital (to average assets)
Summit	95,317	8.2%	34,754	3.0%	57,924	5.0%
Summit Community	53,056	7.4%	21,628	3.0%	36,046	5.0%
Shenandoah	36,957	8.7%	12,792	3.0%	21,320	5.0%

As of December 31, 2005
Total Capital (to risk weighted assets)
Summit	$96,837	11.4%	68,010	8.0%	85,013	10.0%
Summit Community	54,550	10.4%	41,792	8.0%	52,240	10.0%
Shenandoah	35,834	11.2%	25,589	8.0%	31,986	10.0%
Tier I Capital (to risk weighted assets)
Summit	90,686	10.7%	34,005	4.0%	38,897	6.0%
Summit Community	50,490	9.7%	20,896	4.0%	25,363	6.0%
Shenandoah	33,743	10.5%	12,794	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	90,686	8.6%	31,764	3.0%	52,940	5.0%
Summit Community	50,490	7.5%	20,251	3.0%	33,752	5.0%
Shenandoah	33,743	9.0%	11,199	3.0%	18,664	5.0%

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

	For the Quarter Ended June 30, 2006
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$19,399	$412	$-	$11	$(235)	$19,587
Interest expense	10,347	234	-	410	(235)	10,756
Net interest income	9,052	178	-	(399)	-	8,831
Provision for loan losses	330	150	-	-	-	480
Net interest income after provision
for loan losses	8,722	28	-	(399)	-	8,351
Noninterest income	923	5,945	186	1,465	(1,465)	7,054
Noninterest expense	5,153	5,974	179	1,730	(1,465)	11,571
Income before income taxes	4,492	(1)	7	(664)	-	3,834
Income taxes	1,462	7	-	(269)	-	1,200
Net income	$3,030	$(8)	$7	$(395)	$-	$2,634
Intersegment revenue (expense)	$(1,148)	$(309)	$(8)	$1,465	$-	$-
Average assets	$1,150,170	$17,998	$1,041	$99,375	$(106,829)	$1,161,755

	For the Quarter Ended June 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$13,328	$485	$-	$6	$(295)	$13,524
Interest expense	5,725	294	-	196	(295)	5,920
Net interest income	7,603	191	-	(190)	-	7,604
Provision for loan losses	345	80	-	-	-	425
Net interest income after provision
for loan losses	7,258	111	-	(190)	-	7,179
Noninterest income	905	7,113	197	1,183	(1,183)	8,215
Noninterest expense	4,374	6,055	135	1,494	(1,183)	10,875
Income before income taxes	3,789	1,169	62	(501)	-	4,519
Income taxes	1,221	414	26	(258)	-	1,403
Net income	$2,568	$755	$36	$(243)	$-	$3,116
Intersegment revenue (expense)	$(820)	$(355)	$(8)	$1,183	$-	$-
Average assets	$921,770	$23,838	$1,008	$81,095	$(95,937)	$931,774

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30, 2006
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$37,298	$974	$-	$23	$(546)	$37,749
Interest expense	19,509	545	-	779	(546)	20,287
Net interest income	17,789	429	-	(756)	-	17,462
Provision for loan losses	655	220	-	-	-	875
Net interest income after provision
for loan losses	17,134	209	-	(756)	-	16,587
Noninterest income	1,733	12,529	379	2,963	(2,963)	14,641
Noninterest expense	10,145	12,206	354	3,347	(2,963)	23,089
Income before income taxes	8,722	532	25	(1,140)	-	8,139
Income taxes	2,776	208	8	(458)	-	2,534
Net income	$5,946	$324	$17	$(682)	$-	$5,605
Intersegment revenue (expense)	$(2,251)	$(695)	$(17)	$2,963	$-	$-
Average assets	$1,133,212	$20,286	$1,019	$98,270	$(108,322)	$1,144,465

	For the Six Months Ended June 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$25,532	$788	$-	$12	$(515)	$25,817
Interest expense	10,695	513	-	365	(515)	11,058
Net interest income	14,837	275	-	(353)	-	14,759
Provision for loan losses	675	80	-	-	-	755
Net interest income after provision
for loan losses	14,162	195	-	(353)	-	14,004
Noninterest income	1,593	12,969	319	2,360	(2,359)	14,882
Noninterest expense	8,571	11,652	269	2,797	(2,359)	20,930
Income before income taxes	7,184	1,512	50	(790)	-	7,956
Income taxes	2,250	530	21	(372)	-	2,429
Net income	$4,934	$982	$29	$(418)	$-	$5,527
Intersegment revenue (expense)	$(1,726)	$(618)	$(15)	$2,359	$-	$-
Average assets	$902,753	$21,625	$996	$79,703	$(92,887)	$912,190

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

This quarterly report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “estimates” and other similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could” are intended to identify such forward-looking statements.

Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Factors that might cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; the impact of technological advances; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy.

OVERVIEW

Our primary source of income is net interest income from loans and deposits. Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Strong growth in our interest earning assets resulted in an increase of 17.41%, or $2,681,000, in our net interest earnings on a tax equivalent basis for the first six months in 2006 compared to the same period of 2005. Our mortgage banking segment contributed $324,000 to our first six months 2006 earnings compared to $982,000 for the comparable period of 2005, as we experienced a sharp decline in mortgage loan originations during second quarter 2006.

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

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 12 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
in thousands	2006	2005	2006	2005
Community Banking	$3,030	$2,568	$5,946	$4,934
Mortgage Banking	(8)	755	324	982
Parent and Other	(388)	(207)	(665)	(389)
Consolidated net income	$2,634	$3,116	$5,605	$5,527

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2006 grew 1.41% to $5,605,000, or $0.78 per diluted share as compared to $5,527,000, or $0.77 per diluted share for the six months ended June 30, 2005. For the quarter ended June 30, 2006, net income declined 15.47% to $2,634,000 from the $3,116,000 net income for the second quarter 2005. Returns on average equity and assets for the first six months of 2005 were 14.53% and 0.98%, respectively, compared with 16.41% and 1.21% for the same period of 2005.

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

Our net interest income on a fully tax-equivalent basis totaled $18,084,000 for the six months period ended June 30, 2006 compared to $15,403,000 for the same period of 2005, representing an increase of $2,681,000 or 17.41%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 126 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 25.91% from $863,634,000 during the first six months of 2005 to $1,087,366,000 for the first six months of 2006. Average interest bearing liabilities grew 27.12% from $780,807,000 at June 30, 2005 to $992,532,000 at June 30, 2006 at an average yield for the first six months of 2006 of 4.12% compared to 2.86% for the same period of 2005.

Our net yield on interest earning assets decreased to 3.35% for the six month period ended June 30, 2006, compared to 3.60% for the same period in 2005. On a quarterly basis, our net interest margin declined to 3.32% at June 30, 2006, from 3.39% for the quarter ended March 31, 2006. The positive impact to net interest income of our growth in interest earning assets was somewhat offset by lower net interest margin due to increased cost of interest bearing liabilities, which tend to move more proportionately with rate increases by the Fed. The yields on earning assets increased only 94 basis points, while the cost of our interest bearing funds increased by 126 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$844,093	$32,077	7.66%	$641,631	$20,998	6.60%
Tax-exempt (1)	8,242	305	7.46%	9,041	328	7.32%
Securities
Taxable	188,414	4,385	4.69%	162,072	3,478	4.33%
Tax-exempt (1)	44,988	1,568	7.03%	48,102	1,604	6.72%
Federal funds sold and interest
bearing deposits with other banks	1,629	37	4.58%	2,788	53	3.83%
Total interest earning assets	1,087,366	38,372	7.12%	863,634	26,461	6.18%

Noninterest earning assets
Cash & due from banks	14,259			15,294
Premises and equipment	23,475			20,714
Other assets	25,890			17,883
Allowance for loan losses	(6,525)			(5,335)
Total assets	$1,144,465			$912,190

Interest bearing liabilities
Interest bearing demand deposits	$209,565	$3,366	3.24%	$134,987	$1,025	1.53%
Savings deposits	40,209	147	0.74%	49,954	158	0.64%
Time deposits	402,422	8,048	4.03%	302,046	4,260	2.84%
Short-term borrowings	158,365	3,795	4.83%	126,006	1,809	2.90%
Long-term borrowings
and capital trust securities	181,971	4,932	5.47%	167,814	3,806	4.57%
Total interest bearing liabilities	992,532	20,288	4.12%	780,807	11,058	2.86%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	64,906			57,610
Other liabilities	9,850			6,393
Shareholders' equity	77,177			67,380
Total liabilities and
shareholders' equity	$1,144,465			$912,190
Net interest earnings		$18,084			$15,403
Net yield on interest earning assets			3.35%			3.60%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented.
       The tax equivalent adjustment resulted in an increase in interest income of $622,000 and $644,000 for the periods ended
       June 30, 2006 and 2005, respectively.
 [

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2006 versus June 30, 2005
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$7,333	$3,746	$11,079
Tax-exempt	(29)	6	(23)
Securities
Taxable	596	311	907
Tax-exempt	(107)	71	(36)
Federal funds sold and interest
bearing deposits with other banks	(25)	9	(16)
Total interest earned on
interest earning assets	7,768	4,143	11,911

Interest paid on:
Interest bearing demand
deposits	775	1,566	2,341
Savings deposits	(34)	23	(11)
Time deposits	1,678	2,110	3,788
Short-term borrowings	551	1,435	1,986
Long-term borrowings and capital
trust securities	340	786	1,126
Total interest paid on
interest bearing liabilities	3,310	5,920	9,230

Net interest income	$4,458	$(1,777)	$2,681

Noninterest Income

Total noninterest income decreased to $7,054,000 for the second quarter of 2006, compared to $8,215,000 for the same period of 2005 due to a sharp decline in mortgage origination revenue. Mortgage origination revenue declined to $5,945,000 for the second quarter of 2006, compared to $7,113,000 for the same period of 2005. This revenue includes mortgage loan origination and sales activity conducted through Summit Mortgage. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
Dollars in thousands	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Insurance commissions	$247	$235	$477	$383
Service fees	726	651	1,356	1,198
Mortgage origination revenue	5,945	7,113	12,529	12,969
Securities gains (losses)	-	5	-	5
Other	136	211	279	327
Total	$7,054	$8,215	$14,641	$14,882

Insurance commissions: These commissions increased 5.1% for second quarter 2006 over second quarter 2005 and 24.5% for the six months ended June 30, 2006 compared to the same period of 2005 primarily due to Summit Insurance Services, LLC, which offers both commercial and personal lines of insurance.

Service fees: Total service fees increased 11.5% for the second quarter of 2006 compared to the same period of 2005 and 13.2% for the first six months of 2006 compared to the same period of 2005. These increases were primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.

Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2006	2005	2006	2005
Loans originated
1st mortgage
Amount	$13,665	$10,484	$24,764	$24,794
Number	68	57	132	136
2nd mortgage
Amount	$53,465	$73,132	$115,333	$127,751
Number	1,154	1,521	2,476	2,750
Total
Amount	$67,130	$83,616	$140,097	$152,545
Number	1,222	1,578	2,608	2,886

Loans sold
Amount	$69,315	$81,422	$145,690	$148,183
Number	1,304	1,549	2,725	2,844

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Mortgage Origination Revenue
	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2006	2005	2006	2005

Origination fees, net	$3,580	$4,050	$7,427	$7,600
Gains	2,365	3,063	5,102	5,369

Total	$5,945	$7,113	$12,529	$12,969

Loan originations in the second quarter of 2006 were $67.1 million, a decline of 8.0 percent from the linked quarter and 19.7 percent from the prior-year second quarter. We believe that several factors have contributed to this business segment’s slowdown, including changes in the legal environment within the industry, increased competition in the overall market for the types of mortgage products offered by Summit Mortgage, and the payment of legal expenses arising from legal compliance reviews and litigation defense.

In addition, Summit Mortgage suspended its direct mailings during the second quarter of 2006, to residents of Indiana, Illinois and Wisconsin, one of its strongest performing markets. Mailings were also briefly suspended in all other states, from late May until early June, 2006. Suspension of these mailings enabled Summit Mortgage to assess several recent federal court decisions concerning the Fair Credit Reporting Act (FCRA), a federal law which prescribes the legal requirements its prescreened offers of credit must meet, and two lawsuits which were filed against the company. Management believes, based on advice from legal counsel, that its mailings fully complied with all applicable legal requirements, including those of the FCRA. Summit Mortgage has also developed a new uniform mailer that it believes complies with the evolving standards in all jurisdictions where it does business.  While initial response to the revised mailer was poor, recent indications are that its response rate has improved significantly following further modification. However, even with improving response rates, due to the length of this business segment’s production-sales cycle, management reasonably expects this business segment’s third quarter 2006 results to be equally as or more unprofitable than second quarter 2006.

Other: Other income decreased 35.5% for the second quarter of 2006 and 14.7% for the six months ended June 30, 2006 compared to the same respective periods of 2005. Our increase in debit card and ATM income due to increased card usage by customers was more than offset by decreases in both financial services revenue and derivative income.

Noninterest Expense

Total noninterest expense increased approximately $2,159,000, or 10.3% to $23,089,000 during the first six months of 2006 as compared to the same period in 2005 and $696,000 or 6.4% for second quarter 2006 compared to second quarter 2005. The primary factors contributing to growth in noninterest expense were 1) an increase in postage expense due to the postal service rate increase and 2) an increase in professional fees, as a result of increased legal expenses arising from legal compliance reviews and litigation defense. Table III below shows the breakdown of these increases by segment. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table III - Noninterest Expense
Dollars in thousands

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Community Banking and Other	2006	$	%	2005	2006	$	%	2005
Salaries and employee benefits	$3,049	$319	11.7%	$2,730	$6,104	$860	16.4%	$5,244
Net occupancy expense	390	49	14.4%	341	791	137	20.9%	654
Equipment expense	496	59	13.5%	437	946	62	7.0%	884
Supplies	222	41	22.7%	181	388	49	14.5%	339
Professional fees	245	82	50.3%	163	452	112	32.9%	340
Postage	60	19	46.3%	41	115	10	9.5%	105
Advertising	151	18	13.5%	133	200	(5)	-2.4%	205
Amortization of intangibles	38	-	0.0%	38	76	-	0.0%	76
Other	946	190	25.1%	756	1,811	380	26.6%	1,431
Total	$5,597	$777	16.1%	$4,820	$10,883	$1,605	17.3%	$9,278

		Change				Change
Mortgage Banking	2006	$	%	2005	2006	$	%	2005
Salaries and employee benefits	$1,806	$(858)	-32.2%	$2,664	$3,908	$(784)	-16.7%	$4,692
Net occupancy expense	180	58	47.5%	122	350	112	47.1%	238
Equipment expense	79	33	71.7%	46	150	58	63.0%	92
Supplies	33	1	3.1%	32	72	21	41.2%	51
Professional fees	244	165	208.9%	79	322	193	149.6%	129
Postage	1,690	273	19.3%	1,417	3,426	506	17.3%	2,920
Advertising	1,163	74	6.8%	1,089	2,453	111	4.7%	2,342
Other	779	173	28.5%	606	1,525	337	28.4%	1,188
Total	$5,974	$(81)	-1.3%	$6,055	$12,206	$554	4.8%	$11,652

		Change				Change
Consolidated	2006		$%	2005	2006		$%	2005
Salaries and employee benefits	$4,855	$(539)	-10.0%	$5,394	$10,012	$76	0.8%	$9,936
Net occupancy expense	570	107	23.1%	463	1,141	249	27.9%	892
Equipment expense	575	92	19.0%	483	1,096	120	12.3%	976
Supplies	255	42	19.7%	213	460	70	17.9%	390
Professional fees	489	247	102.1%	242	774	305	65.0%	469
Postage	1,750	292	20.0%	1,458	3,541	516	17.1%	3,025
Advertising	1,314	92	7.5%	1,222	2,653	106	4.2%	2,547
Amortization of intangibles	38	-	0.0%	38	76	-	0.0%	76
Other	1,725	363	26.7%	1,362	3,336	717	27.4%	2,619
Total	$11,571	$696	6.4%	$10,875	$23,089	$2,159	10.3%	$20,930

Community Banking, Parent and Other Segments

Total noninterest expense for our community banking segment, parent, and other increased $777,000, or 16.1% for the second quarter of 2006, compared to the same period of 2005 and $1,605,000, or 17.3% for the six months ended June 30, 2006 versus the same period of 2005. The major factors contributing to these increases follow.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Salaries and employee benefits: Salaries and employee benefits expense increased 11.7% and 16.4% for the quarter ended June 30, 2006 and the six months ended June 30, 2006, respectively, due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Warrenton, Virginia in mid-2005 and one in Martinsburg, West Virginia during second quarter 2006. Also included in this increase are general merit raises.

Other: Other expenses increased 25.1% for second quarter 2006 compared to second quarter 2005, and 26.6% for the six months ended June 30, 2006 compared to the same period of 2005. These increases include $60,000 of losses in fraudulent checks.

Mortgage Banking Segment

Total noninterest expense for our mortgage banking segment decreased 1.3% for the second quarter of 2006 over the same period of 2005. These expenses increased $554,000 or 4.8% for the six months ended June 30, 2006 compared to the same period of 2005.

Salaries and employee benefits: The decrease of $858,000 in salaries and employee benefits for the quarter ended June 30, 2006 and $784,000 for the six months ended June 30, 2006 is comprised primarily of 1) lower loan officer commissions paid due to decreased loan production and 2) a decrease in profitability based incentive compensation paid to Summit Mortgage management.

Net occupancy expense: Net occupancy expense increased 47.5% for the second quarter 2006 compared to the same period of 2005 and 47.1% for the first six months of 2006 compared to comparable period of 2005 due to the relocation of our Summit Mortgage headquarters to Chesapeake, Virginia in late 2005.

Professional fees: Professional fees increased 208.9% for the second quarter 2006, compared to the second quarter 2005, and 149.6% for the six months ended June 30, 2006 compared to the same period of 2005. This increase is primarily attributable to increased legal expenses arising from legal compliance reviews and litigation defense.

Postage: The increase in postage expense of $273,000 and $506,000 for the quarter and six months ended June 30, 2006, respectively, was the result of 1) a 10% increase in the number of direct mail pieces mailed and 2) a rate increase by the US Postal Service.

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

We recorded an $875,000 provision for loan losses for the first six months of 2006, compared to $755,000 for the same period in 2005. Net loan charge offs for the first six months of 2006 were $233,000, as compared to $131,000 over the same period of 2005. At June 30, 2006, the allowance for loan losses totaled $6,794,000 or 0.77% of loans, both portfolio and held for sale, net of unearned income, compared to $6,152,000 or 0.75% at December 31, 2005. Our asset quality remains sound. As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have decreased during the past 12 months, and still remain at a historically moderate level.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)
	June 30,		December 31,
	2006	2005	2005
Accruing loans past due 90 days or more	$290	$536	$799
Nonperforming assets:
Nonaccrual loans	1,303	375	750
Nonaccrual securities	-	326	-
Foreclosed properties	358	906	378
Repossessed assets	15	43	17
Total	$1,966	$2,186	$1,944
Total nonperforming loans as a
percentage of total loans	0.18%	0.13%	0.19%
Total nonperforming assets as a
percentage of total assets	0.17%	0.23%	0.18%

FINANCIAL CONDITION

Our total assets were $1,179,648,000 at June 30, 2006, compared to $1,109,532,000 at December 31, 2005, representing a 6.3% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2005 and June 30, 2006.

Table V - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2005	Amount	Percentage	2006
Assets
Securities available for sale	$223,772	14,610	6.5%	$238,382
Loans, net of unearned income	799,919	73,555	9.2%	873,474

Liabilities
Deposits	$673,901	$87,661	13.0%	$761,562
Short-term borrowings	182,028	(17,843)	-9.8%	164,185
Long-term borrowings
and subordinated debentures	170,501	(3,333)	-2.0%	167,168

Loan growth during the first six months of 2006, occurring principally in the commercial and real estate portfolios, was funded both by borrowings from the FHLB and deposits, including brokered certificates of deposit.

Refer to Notes 3, 4, 7, and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2006 and December 31, 2005.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $184 million, or 15.6% of total assets at June 30, 2006 versus $125 million, or 11.3% of total assets at December 31, 2005.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at June 30, 2006 totaled $76,559,000 compared to $73,803,000 at December 31, 2005.

During second quarter 2006, our Board of Directors declared and paid the first half 2006 cash dividend of $0.16 per share compared to $0.14 paid for the first half of 2005. The first half 2006 dividend totaled $1,141,619, representing a 14.58% increase over the $996,333 paid during the first half 2005.

Refer to Note 11 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

On August 8, 2006, theBoard of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of Summit’s common stock. The timing and quantity of purchases under this stock repurchase plan will be at the discretion of management, and the plan may be discontinued, or suspended and reinitiated, at any time. All shares acquired under the plan will be retired. Management believes, depending on market and business conditions, the stock repurchase plan should enhance the value of its common stock for the benefit of the Company’s shareholders and have no material adverse impact on our capital resources.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at June 30, 2006.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases
2006	$19,494,542	$-	$542,192
2007	23,318,204	-	1,030,983
2008	24,585,851	-	982,772
2009	3,911,094	-	431,349
2010	52,050,871	-	116,263
Thereafter	24,218,402	19,589,000	257,140
Total	$147,578,964	$19,589,000	$3,360,699

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at June 30, 2006 are presented in the following table.

June 30,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$32,410,329
Construction loans	91,704,660
Other loans	37,552,776
Standby letters of credit	10,688,250
Total	$172,356,015

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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is slightly liability sensitive in year one, with asset sensitivity over the longer period. That is, in the first year, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate and environment, and beyond the first year, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Our net income would increase modestly in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table shows our projected earnings sensitivity as of June 30, 2006 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months
Down 200 (1)	1.50%	2.50%
Down 200, steepening yield curve (2)	2.46%	8.20%
Up 100 (1)	-0.88%	1.56%
Up 200 (1)	-2.80%	-4.20%

                        1) assumes a parallel shift in the yield curve
                        2) assumes steepening curve whereby short term rates decline by 200 basis points while long term rates decline by 50 basis points

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of June 30, 2006, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2006 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We, aAfter consultation with legal counsel, we believe that Corinthian’s claims made in its lawsuit arising out of the hiring of former employees of Corinthian Mortgage Corporation and the alleged use of trade secrets are without foundation and that meritorious defenses exist as to all the claims. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. We believe that the lawsuit is without merit and will have no material adverse effect on us. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

On January 4, 2006, Mary Forrest, an individual, filed suit in the United States District Court for the Eastern District of Wisconsin, Milwaukee Division, against our subsidiary, Shenandoah Valley National Bank (“Shenandoah”). Further, on May 19, 2006, Marti L. Klutho, an individual, filed suit in the United States District Court for the Eastern District of Missouri, Eastern Division, also against Shenandoah. The plaintiffs in each case claims that Shenandoah violated the Federal Fair Credit Reporting Act (“FCRA”) alleging that Shenandoah used information contained in their consumer reports, without extending a “firm offer of credit” within the meaning of the FCRA. Plaintiffs requests statutory damages. Theseis cases areis a purported class actions. Presently, we do not have final information as to the size of the alleged classes. Responsive pleadings have been filed, and discovery is in the initial stageswill be initiated shortly. We will continue to evaluate the claims in these lawsuits and intend to vigorously defend against it them. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, we held our Annual Meeting of Shareholders, and the shareholders took the following actions:

1.	Elected as directors the following individuals to three year terms:

	For	Withheld
James M. Cookman	5,671,413	62,809
Thomas J. Hawse, III	5,693,296	40,926
Gary L. Hinkle	5,693,765	40,457
Gerald W. Huffman	5,693,765	40,457
H. Charles Maddy, III	5,662,127	72,095

The following directors’ terms of office continued after the 2006 annual shareholders’ meeting: Frank A. Baer, III, Oscar M. Bean, Dewey F. Bensenhaver, John W. Crites, Patrick N. Frye, James Paul Geary, Phoebe F. Heishman, Duke A. McDaniel, Ronald F. Miller, G. R. Ours, Jr., and Charles S. Piccirillo.

2.	Ratified Arnett & Foster, PLLC, to serve as our independent registered public accounting firm for the year ending December 31, 2006.

    For   Against   Abstentions
5,699,418                     12,680       22,124

Item 5. Other Information

On August 9, 2006, the Board of Directors of Summit Financial Group, Inc. (the “Company”) adopted amendments to the Company’s Bylaws to bring the Company’s Bylaws into compliance with the West Virginia Business Corporation Act, which was amended in 2002. A description of the provisions that were adopted or changed by amendment is set forth below. In addition, a complete copy of the Company’s Amended and Restated Bylaws is filed as Exhibit 3.2 and incorporated herein by reference.

Article / Section	Revisions
Article II Section 1	Changed the date of the annual meeting of shareholders from the third Tuesday of April at noon to the third Thursday of May at 1:00 p.m.
Article II Section 2

This section previously required the president to call a special meeting of the shareholders at the request of the holders of not less than 10% of all of the outstanding shares of the corporation entitled to vote at the meeting. The method for determining the minimum number of shareholders that could request a special meeting and the method for making the request were revised. This section now requires the president to call a special meeting if the holders of at least 10% of all of the votes entitled to be cast on an issue to be considered at the proposed special meeting sign, date and deliver to the corporation one or more written demands for the meeting describing the purpose or purposes for which it shall be held.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Article / Section	Revisions
Article II Section 5

The ability of the corporation to close the stock transfer books for purposes of determining shareholders entitled to notice of or to vote at a meeting or to receive dividends was deleted. The ability of the Board of Directors to fix a record date was retained and the language relating to the fixing of a record date was changed to (i) increase the period of time that the record date may be set in advance of the meeting from not more than 50 days before the meeting to not more than 70 days before the meeting and (ii) provide that a record date is effective for any adjournment of a meeting unless the Board of Directors fixes a new record date, which is required if the meeting is adjourned to a date more than 120 days after the date of the original meeting.

Article II Section 6	Added the requirement that the list of shareholders be available for inspection by shareholders during the meeting for which the list was prepared.
Article II Section 7
The method for determining a quorum was changed from the majority of outstanding shares of the corporation entitled to vote to a majority of the votes entitled to be cast on a matter. In addition, a provision was added to clarify that any business may be transacted at an adjourned meeting at which a quorum is present unless a new record date is set or must be set for the adjourned meeting.

Article II Section 10
This section was revised to incorporate the provisions in the West Virginia Code dealing with the corporation’s acceptance of votes where the name signed on the vote does not correspond to the name of the shareholder. This section now reads as follows:

“If the name signed on a vote, consent, waiver or proxy does not correspond to the name of a shareholder, the corporation is entitled to accept such vote, consent, waiver or proxy and give it effect as the act of the shareholder if: (a) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity; (b) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented; (c) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented; (d) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory’s authority to sign for the shareholder has been presented; and (e) two or more persons are shareholders as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries and the person signing appears to be acting on behalf of all co-tenants or fiduciaries. The corporation may reject a vote, consent, waiver or proxy if the secretary or other officer authorized to tabulate votes, acting in good faith, has reasonable basis for doubt as to the validity of the signature or the signatory’s authority to sign for the shareholder.”

Article III Section 3
The requirement that a regular meeting of the Board of Directors be held immediately after and at the same place as the annual meeting of shareholders was deleted. Language was added to permit the Board of Directors to set the date of regular meetings by resolution.

Article III Section 4	The number of directors required to call a special meeting of the Board of Directors was changed from 4 directors to fifty percent of the directors.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Article / Section	Revisions
Article III Section 5
The references to notice of a special meeting of the Board of Directors by telegram was deleted and replaced with notice by electronic transmission. The requirement that the notice set forth the nature of the business intended to be transacted in the case of amending the bylaws or authorizing the sale of all or substantially all of the assets of the corporation was deleted.

Article III Section 7
The required vote of the directors to authorize (i) mergers and closures of banks and branches, (ii) amendments to the Articles of Incorporation or Bylaws of the corporation, or (iii) the adoption of any agreement or plan to merge, consolidate, liquidate, dissolve or sell shares of stock or the sale, lease or exchange of all or substantially all of the assets of the corporation was changed from three-fourths of the directors to two-thirds of the directors. In addition, the three-fourths required vote to change Potomac Valley Bank’s name was deleted.

Article III Section 7
The following provision was added delegating the authority of the Board of Directors to the Executive Committee:

“The Executive Committee shall have the authority to act on behalf of the Board of Directors and in the name of and on behalf of the corporation, to the fullest extent permitted by law and the corporation’s Articles of Incorporation and these Bylaws.”

Article III Section 8
Language was added to clarify that vacancies in the Board of Directors are not required to be filled but may be filled by the Board of Directors and that the purpose of the meeting need not be specified if the purpose of the meeting is to fill a vacancy.

Article III Section 10	Deleted the ability of a director to dissent to action taken at the meeting by forwarding his dissent by registered mail to the secretary of the corporation after the adjournment of the meeting.
Article IV Section 1	Deleted the prohibition against an individual serving as both the president and the secretary of the corporation.
Article IV Section 9	Added the phrase “as permitted by law” to limit the power of committees created by the Board of Directors.
Article V Section 1
Deleted the requirement that a construction contract had to be approved by the unanimous vote of the directors and added the requirement that a construction contract involving an amount greater than the amount authorized by the corporation’s Capital Expenditure and Purchasing Policy has to be approved by the directors. This revision conformed the bylaw provision to the corporation’s Capital Expenditure and Purchasing Policy.

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

Date: August 8, 2006

                                               40