Form 10-Q
period 2006-09-30
SUMMIT FINANCIAL GROUP INC
filed 2006-11-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
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
Common Stock, $2.50 par value
7,087,920 shares outstanding as of November 6, 2006

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		37

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

		Exhibit 11.	Statement re: Computation of Earnings per Share - Information contained in Note 2 to the Consolidated Financial Statements on page 9 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				38

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2006	2005	2005
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$11,604,346	$22,535,761	$20,830,680
Interest bearing deposits with other banks	119,013	1,536,506	2,196,744
Federal funds sold	399,000	3,650,000	3,573,000
Securities available for sale	246,331,602	223,772,298	215,757,195
Loans held for sale	6,509,914	16,584,990	12,695,050
Loans, net	895,265,891	793,766,837	729,431,309
Property held for sale	249,137	378,287	830,145
Premises and equipment, net	23,505,342	23,089,412	21,163,790
Accrued interest receivable	6,079,101	4,835,763	4,392,003
Intangible assets	3,234,308	3,347,672	3,385,460
Other assets	17,192,969	16,034,499	14,847,760
Total assets	$1,210,490,623	$1,109,532,025	$1,029,103,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$64,750,662	$62,631,410	$69,346,345
Interest bearing	800,311,691	611,269,308	559,572,582
Total deposits	865,062,353	673,900,718	628,918,927
Short-term borrowings	90,422,000	182,028,113	139,680,652
Long-term borrowings	144,274,780	150,911,835	168,041,711
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589,000	19,589,000	11,341,000
Other liabilities	10,512,864	9,299,134	8,692,039
Total liabilities	1,129,860,997	1,035,728,800	956,674,329

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2006 - 7,102,720 shares; issued December 2005 - 7,126,220
shares; issued September 2005 - 7,125,820 shares	18,310,230	18,856,774	18,776,686
Retained earnings	63,159,114	56,214,807	54,912,652
Accumulated other comprehensive income	(839,718)	(1,268,356)	(1,260,531)
Total shareholders' equity	80,629,626	73,803,225	72,428,807

Total liabilities and shareholders' equity	$1,210,490,623	$1,109,532,025	$1,029,103,136

(*) - December 31, 2005 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans
Taxable	$18,102,418	$12,422,549	$50,179,652	$33,420,963
Tax-exempt	113,551	104,328	315,199	320,841
Interest and dividends on securities
Taxable	2,451,769	1,750,451	6,836,439	5,228,816
Tax-exempt	546,050	533,000	1,594,960	1,603,999
Interest on interest bearing deposits with other banks	2,860	22,743	23,397	68,281
Interest on Federal funds sold	13,482	3,684	29,717	10,960
Total interest income	21,230,130	14,836,755	58,979,364	40,653,860
Interest expense
Interest on deposits	7,760,937	3,508,549	19,321,871	8,951,622
Interest on short-term borrowings	1,777,008	1,314,966	5,571,751	3,124,289
Interest on long-term borrowings and subordinated debentures	2,461,623	2,203,152	7,393,608	6,009,161
Total interest expense	11,999,568	7,026,667	32,287,230	18,085,072
Net interest income	9,230,562	7,810,088	26,692,134	22,568,788
Provision for loan losses	410,000	424,400	1,285,000	1,179,400
Net interest income after provision for loan losses	8,820,562	7,385,688	25,407,134	21,389,388
Other income
Insurance commissions	218,771	222,024	695,734	605,189
Service fees	699,718	711,141	2,056,051	1,908,848
Mortgage origination revenue	4,027,645	7,303,889	16,556,948	20,272,788
Securities gains (losses)	-	38,828	-	44,179
Gain (loss) on sale of assets	(4,290)	(592)	(8,165)	(1,667)
Other	135,196	189,863	417,727	518,540
Total other income	5,077,040	8,465,153	19,718,295	23,347,877
Other expense
Salaries and employee benefits	4,302,421	5,434,668	14,315,068	15,371,119
Net occupancy expense	564,666	479,174	1,705,782	1,371,132
Equipment expense	553,104	464,691	1,648,470	1,440,885
Supplies	228,839	167,965	688,620	507,100
Professional fees	374,184	230,496	1,148,537	699,179
Postage	1,678,196	1,450,635	5,219,246	4,475,850
Advertising	1,191,490	1,163,782	3,844,639	3,710,634
Amortization of intangibles	37,788	37,788	113,364	113,364
Other	1,439,370	1,448,525	4,775,177	4,118,633
Total other expense	10,370,058	10,877,724	33,458,903	31,807,896
Income before income taxes	3,527,544	4,973,117	11,666,526	12,929,369
Income tax expense	1,046,850	1,700,175	3,580,600	4,129,282
Net income	$2,480,694	$3,272,942	$8,085,926	$8,800,087

Basic earnings per common share	$0.35	$0.46	$1.13	$1.24
Diluted earnings per common share	$0.35	$0.45	$1.12	$1.22

Average common shares outstanding
Basic	7,127,650	7,125,483	7,130,276	7,082,418
Diluted	7,187,274	7,211,331	7,194,351	7,207,937

Dividends per common share	$-	$-	$0.16	$0.14

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common			Other	Total
	Stock and	Stock and			Compre-	Share-
	Related	Related	Retained	Treasury	hensive	holders'
	Surplus	Surplus	Earnings	Stock	Income	Equity

Balance, December 31, 2005	$-	$18,856,774	$56,214,807	$-	$(1,268,356)	$73,803,225
Nine Months Ended September 30, 2006
Comprehensive income:
Net income	-	-	8,085,926	-	-	8,085,926
Other comprehensive income,
net of deferred tax benefit
of $262,714:
Net unrealized gain on
securities of $428,638, net
of reclassification adjustment
for gains included in net
income of $0	-	-	-	-	428,638	428,638
Total comprehensive income						8,514,564
Exercise of stock options	-	43,543	-	-	-	43,543
Excess tax benefit on stock-based
compensation	-	26,470	-	-	-	26,470
Repurchase of common shares	-	(616,557)	-	-	-	(616,557)
Cash dividends declared
($.16 per share)	-	-	(1,141,619)	-	-	(1,141,619)

Balance, September 30, 2006	$-	$18,310,230	$63,159,114	$-	$(839,718)	$80,629,626

Balance, December 31, 2004	$1,158,471	$18,123,492	$47,108,898	$(627,659)	$(55,181)	$65,708,021
Nine Months Ended September 30, 2005
Comprehensive income:
Net income	-	-	8,800,087	-	-	8,800,087
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

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$8,085,926	$8,800,087
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,313,456	1,260,195
Provision for loan losses	1,285,000	1,179,400
Stock compensation expense	26,470	-
Deferred income tax (benefit)	(339,450)	(229,618)
Loans originated for sale	(189,951,707)	(236,456,985)
Proceeds from loans sold	206,595,684	246,429,843
(Gain) on sales of loans held for sale	(6,568,901)	(8,393,992)
Securities (gains)	-	(44,179)
Loss on disposal of premises, equipment and other assets	8,165	1,667
Amortization of securities premiums, net	97,582	526,624
Amortization of goodwill and purchase accounting
adjustments, net	122,013	122,013
(Decrease) in accrued interest receivable	(1,243,338)	(740,097)
(Increase) in other assets	(186,793)	(747,291)
Increase in other liabilities	1,194,607	1,725,328
Net cash provided by operating activities	20,438,714	13,432,995
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	1,417,493	141,953
Proceeds from maturities and calls of securities available for sale	8,572,439	7,077,028
Proceeds from sales of securities available for sale	14,921,400	11,307,578
Principal payments received on securities available for sale	18,488,157	24,827,642
Purchases of securities available for sale	(63,964,260)	(49,995,187)
Net (increase) decrease in Federal funds sold	3,251,000	(3,525,000)
Net loans made to customers	(102,833,730)	(128,177,978)
Purchases of premises and equipment	(1,763,132)	(1,647,978)
Proceeds from sales of premises, equipment and other assets	197,546	99,500
Purchase of life insurance contracts	(880,000)	(2,500,000)
Net cash (used in) investing activities	(122,593,087)	(142,392,442)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	25,773,434	56,922,876
Net increase in time deposits	165,383,132	47,426,912
Net increase (decrease) in short-term borrowings	(91,606,113)	19,051,438
Proceeds from long-term borrowings	18,551,000	32,764,000
Repayment of long-term borrowings	(25,163,862)	(24,917,367)
Exercise of stock options	43,543	122,382
Dividends paid	(1,141,619)	(996,333)
Repurchase of Common Stock	(616,557)	-
Net cash provided by financing activities	91,222,958	130,373,908
Increase (decrease) in cash and due from banks	(10,931,415)	1,414,461
Cash and due from banks:
Beginning	22,535,761	19,416,219
Ending	$11,604,346	$20,830,680

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$31,809,107	$17,099,549
Income taxes	$3,856,000	$3,735,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$49,676	$295,244

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2005 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2005 and September 30, 2005, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net Income	$2,480,694	$3,272,942	$8,085,926	$8,800,087

Denominator:
Denominator for basic earnings
per share - weighted average
common shares outstanding	7,127,650	7,125,483	7,130,276	7,082,418

Effect of dilutive securities:
Convertible preferred stock	-	-	-	37,707
Stock options	59,624	85,848	64,075	87,812
	59,624	85,848	64,075	125,519
Denominator for diluted earnings
per share - weighted average
common shares outstanding and
assumed conversions	7,187,274	7,211,331	7,194,351	7,207,937

Basic earnings per share	$0.35	$0.46	$1.13	$1.24

Diluted earnings per share	$0.35	$0.45	$1.12	$1.22

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September
30, 2006, December 31, 2005, and September 30, 2005 are summarized as follows:

	September 30, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$38,303,725	$3,474	$417,259	$37,889,940
Mortgage-backed securities	141,371,935	292,390	2,807,581	138,856,744
State and political subdivisions	3,758,861	11,478	12,253	3,758,086
Corporate debt securities	2,184,799	18,958	2,527	2,201,230
Federal Reserve Bank stock	669,000	-	-	669,000
Federal Home Loan Bank stock	12,562,500	-	-	12,562,500
Other equity securities	150,410	-	-	150,410
Total taxable	199,001,230	326,300	3,239,620	196,087,910
Tax-exempt:
State and political subdivisions	42,691,242	1,229,296	63,163	43,857,375
Other equity securities	5,975,692	427,384	16,759	6,386,317
Total tax-exempt	48,666,934	1,656,680	79,922	50,243,692
Total	$247,668,164	$1,982,980	$3,319,542	$246,331,602

	December 31, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,227,124	$33,754	$426,554	$39,834,324
Mortgage-backed securities	117,530,036	150,766	2,884,861	114,795,941
State and political subdivisions	3,741,271	219	-	3,741,490
Corporate debt securities	3,294,123	37,063	2,206	3,328,980
Federal Reserve Bank stock	571,500	-	-	571,500
Federal Home Loan Bank stock	15,761,400	-	-	15,761,400
Other equity securities	150,410	-	-	150,410
Total taxable	181,275,864	221,802	3,313,621	178,184,045
Tax-exempt:
State and political subdivisions	38,529,013	1,191,186	74,709	39,645,490
Other equity securities	5,978,611	-	35,848	5,942,763
Total tax-exempt	44,507,624	1,191,186	110,557	45,588,253
Total	$225,783,488	$1,412,988	$3,424,178	$223,772,298

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2005
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$33,407,618	$59,573	$176,736	$33,290,455
Mortgage-backed securities	112,014,499	174,111	1,722,431	110,466,179
State and political subdivisions	3,742,307	1,378	-	3,743,685
Corporate debt securities	4,046,404	61,573	-	4,107,977
Federal Reserve Bank stock	481,500	-	-	481,500
Federal Home Loan Bank stock	16,054,700	-	-	16,054,700
Other equity securities	175,535	-	-	175,535
Total taxable	169,922,563	296,635	1,899,167	168,320,031
Tax-exempt:
State and political subdivisions	40,359,216	1,336,740	53,751	41,642,205
Other equity securities	7,479,584	-	1,684,625	5,794,959
Total tax-exempt	47,838,800	1,336,740	1,738,376	47,437,164
Total	$217,761,363	$1,633,375	$3,637,543	$215,757,195

The maturities, amortized cost and estimated fair values of securities at September 30, 2006 are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$51,722,749	$50,885,728
Due from one to five years	110,746,000	108,889,896
Due from five to ten years	30,718,532	30,776,980
Due after ten years	35,123,281	36,010,771
Equity securities	19,357,602	19,768,227
	$247,668,164	$246,331,602

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 4. Loans

Loans are summarized as follows:

	September 30,	December 31,
	2006	2005
Commercial	$67,352,085	$63,205,991
Commercial real estate	300,675,588	266,228,999
Construction and development	207,544,988	141,206,211
Residential real estate	284,635,823	285,596,743
Consumer	36,884,746	36,863,170
Other	7,085,912	8,597,768
Total loans	904,179,142	801,698,882
Less unearned income	1,805,904	1,780,315
Total loans net of unearned income	902,373,238	799,918,567
Less allowance for loan losses	7,107,347	6,151,730
Loans, net	$895,265,891	$793,766,837

Due to the reclassification of real estate loans to include the construction and development category, real estate loan balances prior to December 31, 2005 conforming to the new classifications are not available.

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2006 and 2005, and for the year ended December 31, 2005 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Balance, beginning of period	$6,151,730	$5,073,286	$5,073,286
Losses:
Commercial	31,744	19,759	35,809
Commercial real estate	38,542	-	-
Real estate - mortgage	147,471	194,583	204,926
Consumer	114,276	142,557	173,020
Other	243,097	230,172	364,311
Total	575,130	587,071	778,066
Recoveries:
Commercial	1,025	6,495	6,495
Commercial real estate	42,618	24,255	41,228
Real estate - mortgage	6,518	42	42
Consumer	43,628	41,887	55,700
Other	151,958	183,036	273,645
Total	245,747	255,715	377,110
Net losses	329,383	331,356	400,956
Provision for loan losses	1,285,000	1,179,400	1,479,400
Balance, end of period	$7,107,347	$5,921,330	$6,151,730

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6. Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2006 and other intangible assets at September 30, 2006, December 31, 2005, and September 30, 2005.

	Goodwill Activity by Operating Segment
	Community	Mortgage	Parent and
	Banking	Banking	Other	Total
Balance, January 1, 2006	$1,488,030	$-	$600,000	$2,088,030
Acquired goodwill, net	-	-	-	-

Balance, September 30, 2006	$1,488,030	$-	$600,000	$2,088,030

	Unidentifiable Intangible Assets
	September 30,	December 31,	September 30,
	2006	2005	2005
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	1,121,045	1,007,681	969,893
Net carrying amount	$1,146,278	$1,259,642	$1,297,430

We recorded amortization expense of approximately $113,000 for the nine months ended September 30, 2006 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2006 through 2010.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2006 and 2005 and December 31, 2005:
	September 30,	December 31,	September 30,
	2006	2005	2005
Interest bearing demand deposits	$223,992,153	$200,637,520	$169,893,431
Savings deposits	44,980,089	44,680,540	45,867,540
Retail time deposits	264,570,379	237,262,760	236,439,907
Brokered time deposits	266,769,070	128,688,488	107,371,704
Total	$800,311,691	$611,269,308	$559,572,582

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of September 30, 2006:

	Amount	Percent
Three months or less	$34,100,049	11.2%
Three through six months	62,053,077	20.4%
Six through twelve months	104,912,592	34.4%
Over twelve months	103,493,514	34.0%
Total	$304,559,232	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2006 is as follows:

Three month period ending December 31, 2006	$111,893,741
Year Ending December 31, 2007	297,821,360
Year Ending December 31, 2008	67,383,091
Year Ending December 31, 2009	28,493,709
Year Ending December 31, 2010	22,817,367
Thereafter	2,930,181
$531,339,449

Note 8. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2006
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at September 30	$84,399,000	$5,215,600	$807,400
Average balance outstanding for the period	141,997,959	5,971,420	908,290
Maximum balance outstanding at
any month end during period	175,407,800	7,036,562	1,164,122
Weighted average interest rate for the period	5.01%	4.00%	7.60%
Weighted average interest rate for balances
outstanding at September 30	5.30%	4.15%	7.75%

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

Long-term borrowings: Our long-term borrowings of $144,274,780, $150,911,835 and $168,041,711 at September 30, 2006, December 31, 2005, and September 30, 2005 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2006 was 5.34% compared to 4.56% for the first nine months of 2005.

Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $19,589,000 at September 30, 2006 and December 31, 2005, and $11,341,000 at September 30, 2005.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2006	$14,816,481
2007	23,318,204
2008	24,585,851
2009	3,911,094
2010	52,674,748
Thereafter	44,557,402
$163,863,780

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

	For the Nine Months
	Ended September 30,
	2006	2005
Risk-free interest rate	4.40%	3.60%
Expected dividend yield	1.25%	1.04%
Volatility factor	25	20
Expected life of option	8	8

There were no option grants during the first nine months of 2006 or 2005. Therefore, the factors for September 30, 2006 and September 30, 2005 are consistent with amounts reported in our 2005 Annual Report and 2004 Annual Report, respectively.

During the first nine months of 2006, we recognized $26,470 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $10,000. At September 30, 2006, we had approximately $62,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next three years.

The following pro forma disclosures present for the quarter and nine months ended September 30, 2005, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123). For purposes of computing the pro forma amounts, we estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2005
Net income:
As reported	$3,273	$8,800

Deduct total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(37)	(111)
Pro forma	$3,236	$8,689

Basic earnings per share:
As reported	$0.46	$1.24
Pro forma	$0.45	$1.22

Diluted earnings per share:
As reported	$0.45	$1.22
Pro forma	$0.44	$1.20

A summary of activity in our Officer Stock Option Plan during the first nine months of 2006 and 2005 is as follows:

For the Nine Months Ended
	September 30, 2006		September 30, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	361,740	$17.41	284,100	$15.09
Granted	-	-	-	-
Exercised	(8,900)	4.89	(9,460)	12.94
Forfeited	-	-	-	-
Outstanding, September 30	352,840	$17.73	274,640	$15.17

Other information regarding options outstanding and exercisable at September 30, 2006 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	85,400	$5.35	6.17	1,111	78,600	$5.30	1,027
6.01 - 10.00	33,640	9.49	9.29	298	19,240	9.49	171
10.01 - 17.50	3,500	17.43	7.42	3	3,500	17.43	3
17.51 - 20.00	51,800	17.79	10.21	30	20,600	17.79	12
20.01 - 25.93	178,500	25.19	8.82	-	178,500	25.19	-

	352,840	17.73		1,442	300,440	18.38	1,213

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$33,587,424
Construction loans	97,271,727
Other loans	41,711,519
Standby letters of credit	14,721,512
Total	$187,292,182

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

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
(Dollars in thousands)	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Capital (to risk weighted assets)
Summit	$104,527	11.1%	$75,240	8.0%	$94,050	10.0%
Summit Community	59,938	10.7%	44,780	8.0%	55,975	10.0%
Shenandoah	40,219	10.8%	29,818	8.0%	37,272	10.0%
Tier I Capital (to risk weighted assets)
Summit	97,234	10.3%	37,620	4.0%	56,430	6.0%
Summit Community	55,538	9.9%	22,390	4.0%	33,585	6.0%
Shenandoah	37,326	10.0%	14,909	4.0%	22,363	6.0%
Tier I Capital (to average assets)
Summit	97,234	8.2%	35,727	3.0%	59,546	5.0%
Summit Community	55,538	7.6%	21,865	3.0%	36,441	5.0%
Shenandoah	37,326	8.3%	13,545	3.0%	22,575	5.0%

As of December 31, 2005
Total Capital (to risk weighted assets)
Summit	$96,837	11.4%	68,010	8.0%	85,013	10.0%
Summit Community	54,550	10.4%	41,792	8.0%	52,240	10.0%
Shenandoah	35,834	11.2%	25,589	8.0%	31,986	10.0%
Tier I Capital (to risk weighted assets)
Summit	90,686	10.7%	34,005	4.0%	38,897	6.0%
Summit Community	50,490	9.7%	20,896	4.0%	25,363	6.0%
Shenandoah	33,743	10.5%	12,794	4.0%	13,080	6.0%
Tier I Capital (to average assets)
Summit	90,686	8.6%	31,764	3.0%	52,940	5.0%
Summit Community	50,490	7.5%	20,251	3.0%	33,752	5.0%
Shenandoah	33,743	9.0%	11,199	3.0%	18,664	5.0%

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

	For the Quarter Ended September 30, 2006
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$21,096	$300	$-	$12	$(178)	$21,230
Interest expense	11,569	144	-	464	(178)	11,999
Net interest income	9,527	156	-	(452)	-	9,231
Provision for loan losses	260	150	-	-	-	410
Net interest income after provision
for loan losses	9,267	6	-	(452)	-	8,821
Noninterest income	904	4,027	146	1,462	(1,462)	5,077
Noninterest expense	4,955	5,168	143	1,566	(1,462)	10,370
Income before income taxes	5,216	(1,135)	3	(556)	-	3,528
Income taxes	1,669	(400)	3	(225)	-	1,047
Net income	$3,547	$(735)	$-	$(331)	$-	$2,481
Intersegment revenue (expense)	$(1,235)	$(219)	$(8)	$1,462	$-	$-
Average assets	$1,182,638	$12,335	$1,035	$102,458	$(104,318)	$1,194,148

	For the Quarter Ended September 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$14,619	$516	$-	$7	$(305)	$14,837
Interest expense	6,805	304	-	223	(305)	7,027
Net interest income	7,814	212	-	(216)	-	7,810
Provision for loan losses	360	64	-	-	-	424
Net interest income after provision
for loan losses	7,454	148	-	(216)	-	7,386
Noninterest income	1,012	7,304	149	1,213	(1,213)	8,465
Noninterest expense	4,437	5,969	149	1,536	(1,213)	10,878
Income before income taxes	4,029	1,483	-	(539)	-	4,973
Income taxes	1,277	578	-	(155)	-	1,700
Net income	$2,752	$905	$-	$(384)	$-	$3,273
Intersegment revenue (expense)	$(841)	$(364)	$(8)	$1,213	$-	$-
Average assets	$974,653	$24,144	$926	$84,086	$(98,603)	$985,206

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30, 2006
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$58,394	$1,274	$-	$35	$(724)	$58,979
Interest expense	31,079	689	-	1,243	(724)	32,287
Net interest income	27,315	585	-	(1,208)	-	26,692
Provision for loan losses	915	370	-	-	-	1,285
Net interest income after provision
for loan losses	26,400	215	-	(1,208)	-	25,407
Noninterest income	2,637	16,557	524	4,425	(4,425)	19,718
Noninterest expense	15,101	17,374	496	4,913	(4,425)	33,459
Income before income taxes	13,936	(602)	28	(1,696)	-	11,666
Income taxes	4,445	(192)	11	(684)	-	3,580
Net income	$9,491	$(410)	$17	$(1,012)	$-	$8,086
Intersegment revenue (expense)	$(3,486)	$(914)	$(25)	$4,425	$-	$-
Average assets	$1,149,873	$17,606	$1,025	$99,505	$(107,825)	$1,160,184

	For the Nine Months Ended September 30, 2005
	Community	Mortgage	Insurance	Parent and
Dollars in thousands	Banking	Banking	Services	Other	Eliminations	Total

Condensed Statements of Income
Interest income	$40,151	$1,303	$-	$19	$(820)	$40,653
Interest expense	17,501	816	-	588	(820)	18,085
Net interest income	22,650	487	-	(569)	-	22,568
Provision for loan losses	1,035	144	-	-	-	1,179
Net interest income after provision
for loan losses	21,615	343	-	(569)	-	21,389
Noninterest income	2,606	20,273	469	3,572	(3,572)	23,348
Noninterest expense	13,007	17,622	418	4,333	(3,572)	31,808
Income before income taxes	11,214	2,994	51	(1,330)	-	12,929
Income taxes	3,527	1,108	21	(527)	-	4,129
Net income	$7,687	$1,886	$30	$(803)	$-	$8,800
Intersegment revenue (expense)	$(2,568)	$(981)	$(23)	$3,572	$-	$-
Average assets	$926,954	$22,471	$973	$81,184	$(94,014)	$937,568

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

Strong growth in our interest earning assets resulted in an increase of 17.47%, or $4,112,000, in our net interest earnings on a tax equivalent basis for the first nine months in 2006 compared to the same period of 2005. While our community banking segment’s net income increased 23.47% for the first nine months of 2006 compared to the same period of 2005, our mortgage banking segment incurred a loss of $410,000 for the first nine months of 2006, compared to net income of $1,886,000 for the first nine months of 2005, as we have experienced a sharp decline in mortgage loan originations during 2006.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we completed the required annual impairment test for 2006 and determined that no impairment write-offs were necessary. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 8 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 12 of the accompanying consolidated financial statements. The results of each business segment are intended to reflect each segment as if it were a stand alone business. Net income by segment follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
in thousands	2006	2005	2006	2005
Community Banking	$3,547	$2,752	$9,491	$7,687
Mortgage Banking	(735)	905	(410)	1,886
Parent and Other	(331)	(384)	(995)	(773)
Consolidated net income	$2,481	$3,273	$8,086	$8,800

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2006 declined 8.11% to $8,086,000, or $1.12 per diluted share as compared to $8,800,000, or $1.22 per diluted share for the nine months ended September 30, 2005. For the quarter ended September 30, 2006, net income declined 24.21% to $2,481,000 from the $3,273,000 net income for the third quarter 2005. Returns on average equity and assets for the first nine months of 2006 were 13.86% and 0.93%, respectively, compared with 16.85% and 1.25% for the same period of 2005.

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

Our net interest income on a fully tax-equivalent basis totaled $27,643,000 for the nine month period ended September 30, 2006 compared to $23,531,000 for the same period of 2005, representing an increase of $4,112,000 or 17.47%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 126 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 24.57% from $885,773,000 during the first nine months of 2005 to $1,103,395,000 for the first nine months of 2006. Average interest bearing liabilities grew 25.81% from $800,960,000 at September 30, 2005 to $1,007,694,000 at September 30, 2006 at an average cost for the first nine months of 2006 of 4.28% compared to 3.02% for the same period of 2005.

Our net yield on interest earning assets decreased to 3.35% for the nine month period ended September 30, 2006, compared to 3.55% for the same period in 2005. On a quarterly basis, our net interest margin increased slightly to 3.33% at September 30, 2006, from 3.32% for the quarter ended June 30, 2006. The positive impact to net interest income of our growth in interest earning assets was somewhat offset by increased cost of interest bearing liabilities, which tend to move more proportionately with rate increases by the Fed. The yields on earning assets increased 98 basis points, while the cost of our interest bearing funds increased by 126 basis points.

We anticipate modest growth in our net interest income to continue over the near term due to growth in the volume of interest earning assets. However, if market interest rates remain significantly unchanged, or go lower over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets. See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us. Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$857,851	$50,180	7.82%	$663,287	$33,421	6.74%
Tax-exempt (1)	8,373	476	7.60%	8,884	485	7.30%
Securities
Taxable	189,768	6,837	4.82%	162,852	5,229	4.29%
Tax-exempt (1)	45,950	2,385	6.94%	47,984	2,402	6.69%
Federal funds sold and interest
bearing deposits with other banks	1,453	52	4.78%	2,766	79	3.82%
Total interest earning assets	1,103,395	59,930	7.26%	885,773	41,616	6.28%

Noninterest earning assets
Cash & due from banks	13,760			16,567
Premises and equipment	23,552			20,730
Other assets	26,160			20,008
Allowance for loan losses	(6,683)			(5,510)
Total assets	$1,160,184			$937,568

Interest bearing liabilities
Interest bearing demand deposits	$213,518	$5,410	3.39%	$141,168	$1,868	1.77%
Savings deposits	40,826	311	1.02%	48,699	235	0.65%
Time deposits	428,224	13,601	4.25%	308,334	6,849	2.97%
Short-term borrowings	148,876	5,572	5.00%	131,459	3,124	3.18%
Long-term borrowings
and capital trust securities	176,250	7,393	5.61%	171,300	6,009	4.69%
Total interest bearing liabilities	1,007,694	32,287	4.28%	800,960	18,085	3.02%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	64,618			60,252
Other liabilities	10,059			6,707
Shareholders' equity	77,813			69,649
Total liabilities and
shareholders' equity	$1,160,184			$937,568
Net interest earnings		$27,643			$23,531
Net yield on interest earning assets			3.35%			3.55%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for both periods presented. The tax equivalent adjustment resulted in an increase in interest income of $951,000 and $962,000 for the periods ended  September 30, 2006 and 2005, respectively.
 [

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2006 versus September 30, 2005
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$10,822	$5,937	$16,759
Tax-exempt	(29)	20	(9)
Securities
Taxable	925	683	1,608
Tax-exempt	(104)	87	(17)
Federal funds sold and interest
bearing deposits with other banks	(44)	17	(27)
Total interest earned on
interest earning assets	11,570	6,744	18,314

Interest paid on:
Interest bearing demand
deposits	1,271	2,271	3,542
Savings deposits	(43)	119	76
Time deposits	3,207	3,545	6,752
Short-term borrowings	459	1,989	2,448
Long-term borrowings and capital
trust securities	178	1,206	1,384
Total interest paid on
interest bearing liabilities	5,072	9,130	14,202

Net interest income	$6,498	$(2,386)	$4,112

Noninterest Income

Total noninterest income decreased to $5,077,000 for the third quarter of 2006, compared to $8,465,000 for the same period of 2005 due to a sharp decline in mortgage origination revenue. Mortgage origination revenue declined to $4,027,000 for the third quarter of 2006, compared to $7,304,000 for the same period of 2005. This revenue includes mortgage loan origination and sales activity conducted through Summit Mortgage. Further detail regarding noninterest income is reflected in the following table. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
Dollars in thousands	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Insurance commissions	$219	$222	$696	$605
Service fees	700	711	2,056	1,909
Mortgage origination revenue	4,027	7,304	16,557	20,273
Securities gains (losses)	-	39	-	44
Other	131	189	409	517
Total	$5,077	$8,465	$19,718	$23,348

Insurance commissions: These commissions increased 15.04% for nine months ended September 30, 2006 over the same period of 2005 primarily due to increased commercial lines commissions earned by Summit Insurance Services, LLC.

Service fees: Total service fees increased 7.70% for the nine months ended September 30, 2006 compared to the same period of 2005. This increase was primarily attributable to an increase in overdraft and nonsufficient funds (NSF) fees due to increased overdrafts by customers.

Mortgage origination revenue: The following table shows our mortgage origination segment’s loan activity:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2006	2005	2006	2005
Loans originated
1st mortgage
Amount	$14,045	$18,771	$38,809	$43,565
Number	78	104	210	240
2nd mortgage
Amount	$35,500	$65,089	$150,833	$192,840
Number	803	1,463	3,279	4,213
Total
Amount	$49,545	$83,860	$189,642	$236,405
Number	881	1,567	3,489	4,453

Loans sold
Amount	$52,496	$87,071	$198,186	$235,254
Number	935	1,566	3,660	4,410

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Mortgage Origination Revenue
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2006	2005	2006	2005

Origination fees, net	$2,560	$4,279	$9,988	$11,879
Gains	1,467	3,025	6,569	8,394

Total	$4,027	$7,304	$16,557	$20,273

Loan originations in the third quarter of 2006 were $49.5 million, a decline of 40.9 percent from the prior-year third quarter. For the nine months ended September 30, 2006, loan originations were $189,642,000 as compared to $236,405,000 for the same period of 2005, a decrease of 19.8%. The decrease in activity is principally the result of reduced response rates to our direct mail marketing programs. We continue to revise these programs seeking to improve their efficiency. Also, we believe that several other factors have contributed to this business segment’s slowdown, including changes in the legal environment within the industry, increased competition in the overall market for the types of mortgage products offered by Summit Mortgage, and the payment of legal expenses arising from legal compliance reviews and litigation defense. Management is currently conducting an intense review of this business segment, but does not anticipate profitability during 4th quarter 2006. Further, we continue to evaluate this business segment strategically.

Other: Other income decreased 30.69% for the third quarter of 2006 and 20.89% for the nine months ended September 30, 2006 compared to the same respective periods of 2005. Our increase in debit card and ATM income due to increased card usage by customers was more than offset by decreases in both financial services revenue and derivative income.

Noninterest Expense

Total noninterest expense increased approximately $1,651,000, or 5.2% to $33,459,000 during the first nine months of 2006 as compared to the same period in 2005 and declined $508,000 or 4.7% for third quarter 2006 compared to third quarter 2005. The primary factors contributing to the nine month growth in noninterest expense were 1) an increase in postage expense due to the postal service rate increase and 2) an increase in professional fees, as a result of increased legal expenses arising from legal compliance reviews and litigation defense. The quarterly decrease is primarily attributable to decreased salaries and employee benefits due to lower commissions earned by Summit Mortgage employees and reduced performance based incentives paid to both Company management and

Summit Mortgage management. Table III below shows the breakdown of these changes by segment. Also, refer to Note 12 of the accompanying consolidated financial statements for our segment information.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table III - Noninterest Expense
Dollars in thousands

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Community Banking and Other	2006	$	%	2005	2006	$	%	2005
Salaries and employee benefits	$2,817	$20	0.7%	$2,797	$8,921	$881	11.0%	$8,040
Net occupancy expense	388	28	7.8%	360	1,179	166	16.4%	1,013
Equipment expense	475	54	12.8%	421	1,421	116	8.9%	1,305
Supplies	214	74	52.9%	140	603	174	40.6%	429
Professional fees	188	(13)	-6.5%	201	641	100	18.5%	541
Postage	91	23	33.8%	68	207	34	19.7%	173
Advertising	64	(45)	-41.3%	109	263	(51)	-16.2%	314
Amortization of intangibles	38	-	0.0%	38	113	-	0.0%	113
Other	927	152	19.6%	775	2,737	479	21.2%	2,258
Total	$5,202	$293	6.0%	$4,909	$16,085	$1,899	13.4%	$14,186

		Change				Change
Mortgage Banking	2006		$%	2005	2006		$%	2005
Salaries and employee benefits	$1,485	$(1,153)	-43.7%	$2,638	$5,394	$(1,937)	-26.4%	$7,331
Net occupancy expense	177	58	48.7%	119	527	169	47.2%	358
Equipment expense	78	34	77.3%	44	227	91	66.9%	136
Supplies	15	(13)	-46.4%	28	86	8	10.3%	78
Professional fees	186	157	541.4%	29	508	350	221.5%	158
Postage	1,587	204	14.8%	1,383	5,012	709	16.5%	4,303
Advertising	1,128	73	6.9%	1,055	3,582	185	5.4%	3,397
Other	512	(161)	-23.9%	673	2,038	177	9.5%	1,861
Total	$5,168	$(801)	-13.4%	$5,969	$17,374	$(248)	-1.4%	$17,622

		Change				Change
Consolidated	2006		$%	2005	2006		$%	2005
Salaries and employee benefits	$4,302	$(1,133)	-20.8%	$5,435	$14,315	$(1,056)	-6.9%	$15,371
Net occupancy expense	565	86	18.0%	479	1,706	335	24.4%	1,371
Equipment expense	553	88	18.9%	465	1,648	207	14.4%	1,441
Supplies	229	61	36.3%	168	689	182	35.9%	507
Professional fees	374	144	62.6%	230	1,149	450	64.4%	699
Postage	1,678	227	15.6%	1,451	5,219	743	16.6%	4,476
Advertising	1,192	28	2.4%	1,164	3,845	134	3.6%	3,711
Amortization of intangibles	38	-	0.0%	38	113	-	0.0%	113
Other	1,439	(9)	-0.6%	1,448	4,775	656	15.9%	4,119
Total	$10,370	$(508)	-4.7%	$10,878	$33,459	$1,651	5.2%	$31,808

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Community Banking, Parent and Other Segments

Total noninterest expense for our community banking segment, parent, and other increased $293,000, or 6.0% for the third quarter of 2006, compared to the same period of 2005 and $1,899,000, or 13.4% for the nine months ended September 30, 2006 versus the same period of 2005. The major factors contributing to these increases follow.

Salaries and employee benefits: Salaries and employee benefits expense increased 11.0% for the nine months ended September 30, 2006 compared to the same period of 2005 due to additional staffing requirements needed as a result of our growth, including opening a new community banking office in Warrenton, Virginia in mid-2005 and one in Martinsburg, West Virginia during second quarter 2006. Also included in this increase are general merit raises.

Other: Other expenses increased 19.6% for third quarter 2006 compared to third quarter 2005, and 21.3% for the nine months ended September 30, 2006 compared to the same period of 2005. These increases include $79,000 of losses in fraudulent checks during the nine months ended September 30, 2006.

Mortgage Banking Segment

Total noninterest expense for our mortgage banking segment decreased 13.4% for the third quarter of 2006 compared to third quarter 2005 and 1.4% for the nine months ended September 30, 2006 compared to the same period of 2005.

Salaries and employee benefits: The decrease of $1,153,000 in salaries and employee benefits for the quarter ended September 30, 2006 and $1,937,000 for the nine months ended September 30, 2006 is comprised primarily of 1) lower loan officer commissions paid due to decreased loan production and 2) a decrease in profitability based incentive compensation paid to Summit Mortgage management.

Net occupancy expense: Net occupancy expense increased 48.7% for the third quarter 2006 compared to the same period of 2005 and 47.2% for the first nine months of 2006 compared to comparable period of 2005 due to the relocation of our Summit Mortgage headquarters to Chesapeake, Virginia in late 2005.

Professional fees: Professional fees increased 541.4% for the third quarter 2006, compared to the third quarter 2005, and 221.5% for the nine months ended September 30, 2006 compared to the same period of 2005. This increase is primarily attributable to increased legal expenses arising from legal compliance reviews and litigation defense.

Postage: The increase in postage expense of $204,000 and $709,000 for the quarter and nine months ended September 30, 2006, respectively, was primarily the result of a rate increase by the US Postal Service.

Other: The decrease of $161,000, or 23.9%, in other expenses for third quarter 2006 compared to third quarter 2005 is primarily attributable to decreased loan origination costs directly related to the number of loans originated.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded a $1,285,000 provision for loan losses for the first nine months of 2006, compared to $1,179,000 for the same period in 2005. Net loan charge offs for the first nine months of 2006 were $329,000, as compared to $331,000 over the same period of 2005. At September 30, 2006, the allowance for loan losses totaled $7,107,000 or 0.78% of loans, both portfolio and held for sale, net of unearned income, compared to $6,152,000 or 0.75% at December 31, 2005. Our asset quality remains sound. As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but still remain at a historically moderate level.

Table IV - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)
	September 30,		December 31,
	2006	2005	2005
Accruing loans past due 90 days or more	$728	$371	$799
Nonperforming assets:
Nonaccrual loans	1,239	646	750
Foreclosed properties	249	830	378
Repossessed assets	6	32	17
Total	$2,222	$1,879	$1,944
Total nonperforming loans as a
percentage of total loans	0.22%	0.14%	0.19%
Total nonperforming assets as a
percentage of total assets	0.18%	0.18%	0.18%

FINANCIAL CONDITION

Our total assets were $1,210,491,000 at September 30, 2006, compared to $1,109,532,000 at December 31, 2005, representing a 9.1% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2005 and September 30, 2006.

Table V - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
	2005	Amount	Percentage	2006
Assets
Securities available for sale	$223,772	22,560	10.1%	$246,332
Loans, net of unearned income	799,919	102,454	12.8%	902,373

Liabilities
Deposits	$673,901	$191,161	28.4%	$865,062
Short-term borrowings	182,028	(91,606)	-50.3%	90,422
Long-term borrowings
and subordinated debentures	170,501	(6,637)	-3.9%	163,864

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loan growth during the first nine months of 2006, occurring principally in the commercial and real estate portfolios, was funded primarily by deposits, including brokered certificates of deposit.

Refer to Notes 3, 4, 7, and 8 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2006 and December 31, 2005.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $268 million, or 22.2% of total assets at September 30, 2006 versus $125 million, or 11.3% of total assets at December 31, 2005.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at September 30, 2006 totaled $80,630,000 compared to $73,803,000 at December 31, 2005.

Refer to Note 11 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

On August 8, 2006, the Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of Summit’s common stock. During third quarter 2006, we repurchased 32,400 shares under this plan.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at September 30, 2006.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases
2006	$14,816,481	$-	$271,544
2007	23,318,204	-	1,066,920
2008	24,585,851	-	982,772
2009	3,911,094	-	431,349
2010	52,674,748	-	116,263
Thereafter	44,557,402	19,589,000	257,140
Total	$163,863,780	$19,589,000	$3,125,988

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at September 30, 2006 are presented in the following table.

September 30,
2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$33,587,424
Construction loans	97,271,727
Other loans	41,711,519
Standby letters of credit	14,721,512
Total	$187,292,182

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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is liability sensitive in year one, with asset sensitivity over the longer period. That is, in the first year, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate and environment, and beyond the first year, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Our net income would increase modestly in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table shows our projected earnings sensitivity as of September 30, 2006 which is well within our ALCO policy limit of - 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	12 Months	24 Months
Down 200 (1)	1.41%	3.09%
Down 200, steepening yield curve (2)	2.37%	8.98%
Up 100 (1)	-1.07%	-0.07%
Up 200 (1)	-2.94%	-6.33%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by 200 basis points while long term rates decline by 50 basis points

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of September 30, 2006, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2006 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation (“Corinthian “) and the alleged use of trade secrets. The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian and their employment with Summit Financial, LLC. Summit Financial, LLC now operates as Summit Mortgage, a division of Shenandoah Valley National Bank.

The plaintiff seeks damages in the amount proven at trial on each claim and punitive damages in the amount of $350,000 on each claim.  Plaintiff also seeks permanent and temporary injunctive relief prohibiting the alleged use of trade secrets by Summit Financial and the alleged solicitation of Corinthian’s employees.  On January 22, 2004, we successfully defeated the Petition for Temporary Injunction brought against us by Corinthian. The Circuit Court of Fairfax County, Virginia denied Corinthian’s petition.

After consultation with legal counsel, we believe that significant and meritorious defenses exist as to all the claims. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

On October 13, 2006, Corinthian filed a Motion to Amend its Complaint. Among other things, Corinthian will seek to add Summit Financial Group, Inc as a defendant in the case. The Motion to Amend will be heard on November 17, 2006. The Company does not intend to oppose the filing of the Motion to Amend, but will file appropriate responsive pleadings if the motion is granted.

On January 4, 2006, Mary Forrest, an individual, filed suit in the United States District Court for the Eastern District of Wisconsin, Milwaukee Division, against our subsidiary, Shenandoah Valley National Bank (“Shenandoah”). Further, on May 19, 2006, Marti L. Klutho, an individual, filed suit in the United States District Court for the Eastern District of Missouri, Eastern Division, also against Shenandoah. The plaintiffs in each case claim that Shenandoah violated the Federal Fair Credit Reporting Act (“FCRA”) alleging that Shenandoah used information contained in their consumer reports, without extending a “firm offer of credit” within the meaning of the FCRA. Plaintiffs request statutory damages. These cases are purported class actions. Presently, we do not have final information as to the size of the alleged classes. Responsive pleadings have been filed, and discovery is in the initial stages. We will continue to evaluate the claims in these lawsuits and intend to vigorously defend against them. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.

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

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) In August 2006, the Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of Summit’s common stock (“August 2006 Repurchase Plan”). The timing and quantity of purchases under this stock repurchase plan will be at the discretion of management, and the plan may be discontinued, or suspended and reinitiated, at any time.

    The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan and Summit’s Employee Stock Ownership Plan during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (c)
July 1, 2006 - July 31, 2006	2,000	$18.60	-	225,000
August 1, 2006 - August 31, 2006	25,000	19.03	18,000	207,000
September 1, 2006 - September 30, 2006	17,600	19.04	14,400	192,600

(a)  Includes shares repurchased under the August 2006 Repurchase Plan and shares acquired under the Company’s Employee Stock Ownership Plan (the ESOP).

(b)  Included in total number of shares purchased [column (a)].

(c)  Shares available to be repurchased under the August 2006 Repurchase Plan.

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

Date: November 6, 2006