Form 10-K
period 2006-12-31
SUMMIT FINANCIAL GROUP INC
filed 2007-03-13
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2006, was approximately $121,222,000. The number of shares of the Registrant’s Common Stock outstanding on March 6, 2007, was 7,084,980. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant’s 2006 Annual Report to Shareholders	Part I - Items 1, 2, 3, 5, and 9A Part II - Items 6, 7, 7A, and 8
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007	Part III - Items 10, 11, 12, 13, and 14

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

Page
PART I.

Item 1. Business	3-9

Item 1A. Risk Factors	10

Item 1B. Unresolved Staff Comments	11

Item 2. Properties	11

Item 3. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Shareholders	12

PART II.

Item 5. Market for Registrant's Common Equity, Related
Shareholder Matters, and Issuer Purchase of Equity Securities	13-14

Item 6. Selected Financial Data	14

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation	14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	15

Item 8. Financial Statements and Supplementary Data	15

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	15

Item 9A. Controls and Procedures	15

Item 9B. Other Information	15

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance	16

Item 11. Executive Compensation	16

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Shareholder Matters	16

Item 13. Certain Relationships and Related Transactions and Director Independence	16

Item 14. Principal Accounting Fees and Services	16

PART IV.

Item 15. Exhibits, Financial Statement Schedules	17-18

SIGNATURES	19

FORWARD LOOKING INFORMATION

This filing contains certain forward looking statements (as defined in the Private Securities Litigation Act of 1995), which reflect our beliefs and expectations based on information currently available. These forward looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, our ability to effectively carry out our business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions and continuing consolidation in the financial services industry. Although we believe the expectations reflected in such forward looking statements are reasonable, actual results may differ materially.

PART I.

Item 1. Business

General

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.2 billion financial holding company headquartered in Moorefield, West Virginia. We provide commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia. We provide these services through our two community bank subsidiaries: Summit Community Bank (“Summit Community”), and Shenandoah Valley National Bank (“Shenandoah”) (collectively, the “Bank Subsidiaries”). We also operate Summit Insurance Services, LLC in Moorefield, West Virginia.

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

Discontinuation of Mortgage Banking

Prior to December 31, 2006, our business was conducted through two primary segments, community banking and mortgage banking.  During fourth quarter 2006, we discontinued substantially all activities of Summit Mortgage, our mortgage banking segment due to it's poor operating results and the continuing uncertainty for performance improvement, principally the result of reduced response rates to our direct mail marketing programs.  We believe that these reduced response rates resulted from additional competitive pressures as other larger mortgage originators entered Summit Mortgage’s traditional market for residential second mortgage debt consolidation loans.   Accordingly, all results of operations related to the mortgage banking segment have been reclassified, and are now reflected as discontinued operations.  Refer to Note 3 of the accompanying consolidated financial statements for information related to discontinued operations.

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

Our regulatory capital ratios and each of the Bank Subsidiaries’ capital ratios as of year end 2006 are set forth in the table in Note 15 of the notes to the consolidated financial statements in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Each of the Bank Subsidiaries were "well capitalized" institutions as of December 31, 2006. As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Employees

At March 1, 2007, we employed 224 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 - Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2006, which portions have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information	Page Reference
1. Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a. Average Balance Sheets	6
b. Analysis of Net Interest Earnings	5
c. Rate Volume Analysis of Changes in Interest Income and Expense	7
2. Investment Portfolio
a. Book Value of Investments	10
b. Maturity Schedule of Investments	10
c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	10
3. Loan Portfolio
a. Types of Loans	9
b. Maturities and Sensitivity to Changes in Interest Rates	33
c. Risk Elements	11
d. Other Interest Bearing Assets	n/a
4. Summary of Loan Loss Experience	13
5. Deposits
a. Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid	6
b. Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More	36
6. Return of Equity and Assets	2
7. Short-term Borrowings	37

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own. Additionally, the Bank Subsidiaries’ headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements. At December 31, 2006, our Bank Subsidiaries operated 15 banking offices as follows:

Subsidiary / Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	-	1
Mathias, West Virginia	1	-	1
Franklin, West Virginia	1	-	1
Petersburg, West Virginia	1	-	1
Charleston, West Virginia	2	-	2
Rainelle, West Virginia	1	-	1
Rupert, West Virginia	1	-	1
Shenandoah Valley National Bank
Winchester, Virginia	1	1	2
Leesburg, Virginia	-	1	1
Harrisonburg, Virginia	-	2	2
Warrenton, Virginia	-	1	1
Martinsburg, West Virginia	1	-	1

We believe that the premises occupied by us and the Bank Subsidiaries generally are well-located and suitably equipped to serve as financial services facilities. See Notes 7 and 8 of our consolidated financial statements in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 3. Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 14 of our consolidated financial statements in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2006 to a vote of Company shareholders.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Dividends paid	$-	$0.16	$-	$0.16
High Bid	25.09	24.52	24.18	20.16
Low Bid	19.90	19.10	17.95	17.50

2005
Dividends paid	$-	$0.14	$-	$0.16
High Bid	36.00	33.49	33.55	28.00
Low Bid	26.51	23.82	25.54	22.48

Dividends on Summit’s common stock are paid on the 15th day of June and December. The record date is the 1st day of each respective month. For a discussion of restrictions on dividends, see Note 15 of the notes to the accompanying consolidated financial statements, which is incorporated herein by reference.

As of March 5, 2007, there were approximately 1,322 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:

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

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan during the quarter ended December 31, 2006. There were no purchases under Summit’s Employee Stock Ownership Plan during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2006 - October 31, 2006	15,000	$18.93	15,000	177,600
November 1, 2006 - November 30, 2006	-	-	-	177,600
December 1, 2006 - December 31, 2006	6,500	18.99	6,500	171,100

(a)  Includes shares repurchased under the August 2006 Repurchase Plan.
(b) Shares available to be repurchased under the August 2006 Repurchase Plan.

Performance Graph:

Set forth below is a line graph comparing the cumulative total return of Summit’s Common Stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index (“NASDAQ Composite”) and a peer group for the five-year period ending December 31, 2006. The “Summit Peer Group” consists of publicly-traded bank holding companies headquartered in West Virginia and Virginia having total assets between $500 million and $2 billion.

The cumulative total shareholder return assumes a $100 investment on December 31, 2001 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

The Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Summit specifically incorporates it by reference into such filing.

Item 6. Selected Financial Data

Information required by this item is set forth under the heading "SELECTED FINANCIAL DATA" in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Information required by this item is set forth under the heading "MANAGEMENT’S DISCUSSION AND ANALYSIS" in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth under the caption "MARKET RISK MANAGEMENT" in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is set forth under the headings "QUARTERLY FINANCIAL INFORMATION", “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS”, “CONSOLIDATED FINANCIAL STATEMENTS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2006, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2006 were effective.

Management’s Report on Internal Control Over Financial Reporting: Information required by this item is set forth under the heading "REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING" in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm:  Information required by this item is set forth under the heading "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING" in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2010”, “DIRECTORS WHOSE TERMS EXPIRE IN 2009”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2008”, “EXECUTIVE OFFICERS” and under the captions “Family Relationships” and “Audit and Compliance Committee” in our 2007 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2006 proxy statement.

Item 11. Executive Compensation

Information required by this item is set forth under the headings “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, and “COMPENSATION AND NOMINATING COMMITTEE REPORT”, and under the caption “Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	349,080	$17.83	556,100
Equity compensation plans not approved by stockholders	-	-	-
Total	349,080	$17.83	556,100

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2010”, “DIRECTORS WHOSE TERMS EXPIRE IN 2009”, “DIRECTORS WHOSE TERMS EXPIRE IN 2008”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Related Persons Transactions” and “Independence of Directors and Nominees” in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2007 Proxy Statement, and is incorporated herein by reference.

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

Page(s) in Form 10-K or Prior
Exhibit Number	Description	Filing Reference
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Amended and Restated By-laws of Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i) Employment Agreement with H. Charles Maddy, III	(c)
	(ii) Change in Control Agreement with H. Charles Maddy, III	(d)
	(iii) Amendment to Employment Agreement with H. Charles Maddy, III	(e)
	(iv) Employment Agreement with Ronald F. Miller	(f)
	(v) Amendment to Employment Agreement with Ronald F. Miller	(g)
	(vi) Amended and Restated Employment Agreement with C. David Robertson	(h)
	(vii) Employment Agreement with Patrick N. Frye	(i)
	(vii) Employment Agreement with Robert S. Tissue	(i)
	(vii) Employment Agreement with Scott C. Jennings	(i)
	(viii) Employment Agreement with Douglas T. Mitchell	(j)
	(ix) 1998 Officers Stock Option Plan	(k)
	(x) Board Attendance and Compensation Policy, as amended	(l)
	(xi) Summary of Compensation Paid to ExecutiveOfficers of Summit Financial Group, Inc. and Amendments to Executive Agreement	(m)
	(xii) Summit Financial Group, Inc. Directors Deferral Plan	(n)
	(xiii) Amendment No. 1 to Directors Deferral Plan Agreement	(o)
	(xiv) Summit Financial Group, Inc. Incentive Plan	(p)
	(xv)Shenandoah Valley National Bank Incentive Plan	(q)
	(xvi) Summit Community Bank Incentive Compensation Plan	(r)
	(xvii) Form of Non-Qualified Stock Option Grant Agreement	(s)
	(xviii) Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(t)

(12)	Statements Re: Computation of Ratios

(13)	Portions of 2005 Annual Report to Shareholders incorporated by reference into this Form 10-K

(21)	Subsidiaries of Registrant

(23)	Consent of Arnett & Foster, P.L.L.C.

(24)	Power of Attorney

(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a) Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b) Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)  Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(d)  Incorporated by reference to Exhibit 10.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(e) Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2006.
(f)  Incorporated by reference to Exhibit 10(ii) of South Branch Valley Bancorp, Inc.’s filing on Form 10-KSB  dated December 31, 1998.
(g) Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006
(h)  Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(i)  Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc. filing on Form 8-K dated December 30, 2005
(j) Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(k)  Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(l) Incorporated by reference to Exhibit 10.8 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(m)  Incorporated by reference to Summit Financial Group, Inc.’s filing on Form 8-K dated December 14, 2006.
(n) Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(o) Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(p) Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2006.
(q) Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2006.
(r) Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2006.
(s) Incorporated by reference to Exhibit 10.3 of Sumit Financial Group Inc.'s filing on Form 10-Q dated March 31, 2006.
(t) Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.'s filing on Form 10-Q dated March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUMMIT FINANCIAL GROUP, INC.
                            a West Virginia Corporation
                            (registrant)

By: /s/ H. Charles Maddy, III  3/13/2007              By: /s/ Julie R. Cook  3/13/07
      H. Charles Maddy, III           Date                 Julie R. Cook         Date
      President & Chief Executive Officer                Vice President &
                         Chief Accounting Officer

By: /s/ Robert S. Tissue  3/13/2007
       Robert S. Tissue           Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue  3/13/2007
      Robert S. Tissue           Date
      Attorney-in-fact