Form 10-Q
period 2007-03-31
SUMMIT FINANCIAL GROUP INC
filed 2007-05-10
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                                                                   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.
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

Common Stock, $2.50 par value
7,084,980 shares outstanding as of May 4, 2007

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2007 (unaudited), December 31, 2006, and March 31, 2006 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2007 and 2006 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2007 and 2006 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-22

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4.	Controls and Procedures	33

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		34

	Item 1A.	Risk Factors		35

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
Exhibit 3.1 By-Laws of Summit Financial Group, Inc. as last amended and restated on April 27, 2007 Exhibit 10.1 Chief Banking Officer Incentive Plan
		Exhibit 11	Statement re: Computation of Earnings per Share - Information contained in Note 4 to the Consolidated Financial Statements on page 11 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				36

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$12,232,258	$12,030,969	$14,780,214
Interest bearing deposits with other banks	105,752	270,589	1,658,080
Federal funds sold	1,412,000	517,000	607,000
Securities available for sale	258,172,895	247,874,120	233,804,893
Loans, net	930,768,989	916,045,185	824,359,382
Property held for sale	42,000	41,000	268,287
Premises and equipment, net	22,178,553	22,445,635	22,782,107
Accrued interest receivable	6,656,344	6,351,575	4,845,037
Intangible assets	3,158,732	3,196,520	3,309,885
Other assets	17,027,641	16,343,431	16,699,264
Assets related to discontinued operations	2,169,610	9,714,749	14,577,381
Total assets	$1,253,924,774	$1,234,830,773	$1,137,691,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$60,644,647	$62,591,493	$62,860,714
Interest bearing	816,580,699	826,096,142	667,876,124
Total deposits	877,225,346	888,687,635	730,736,838
Short-term borrowings	79,886,486	60,427,675	136,482,684
Long-term borrowings	182,225,213	174,292,074	163,547,368
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589,000	19,589,000	19,589,000
Other liabilities	10,959,819	9,849,834	10,763,518
Liabilities realted to discontinued operations	1,104,319	2,109,320	755,962
Total liabilities	1,170,990,183	1,154,955,538	1,061,875,370

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2007 - 7,084,980 shares; issued December 2006 - 7,084,980
shares; issued March 2006 - 7,134,920 shares	18,028,656	18,020,591	18,905,744
Retained earnings	64,807,164	62,206,325	59,186,406
Accumulated other comprehensive income	98,771	(351,681)	(2,275,990)
Total shareholders' equity	82,934,591	79,875,235	75,816,160

Total liabilities and shareholders' equity	$1,253,924,774	$1,234,830,773	$1,137,691,530

(*) - December 31, 2006 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Interest income
Interest and fees on loans
Taxable	$18,597,172	$15,140,378
Tax-exempt	115,189	99,745
Interest and dividends on securities
Taxable	2,579,027	2,134,877
Tax-exempt	544,882	511,765
Interest on interest bearing deposits with other banks	2,692	16,457
Interest on Federal funds sold	3,185	7,768
Total interest income	21,842,147	17,910,990
Interest expense
Interest on deposits	9,028,100	5,153,192
Interest on short-term borrowings	958,063	1,963,989
Interest on long-term borrowings and subordinated debentures	2,831,973	2,414,469
Total interest expense	12,818,136	9,531,650
Net interest income	9,024,011	8,379,340
Provision for loan losses	390,000	325,000
Net interest income after provision for loan losses	8,634,011	8,054,340
Other income
Insurance commissions	206,083	230,066
Service fees	616,914	630,890
Gain (loss) on sale of assets	1,828	(3,875)
Other	187,623	146,279
Total other income	1,012,448	1,003,360
Other expense
Salaries and employee benefits	3,225,616	3,055,157
Net occupancy expense	418,298	401,119
Equipment expense	446,111	449,568
Supplies	172,118	165,879
Professional fees	174,334	207,534
Postage	67,224	55,700
Advertising	24,551	48,886
Amortization of intangibles	37,788	37,788
Other	1,083,306	939,498
Total other expense	5,649,346	5,361,129
Income before income taxes	3,997,113	3,696,571
Income tax expense	1,201,050	1,107,850
Income from continuing operations	$2,796,063	$2,588,721
Discontinued Operations
Reversal of severance in exit costs	80,011	-
Operating income(loss)	(371,736)	608,878
Income from discontinued operations before income tax expense(benefit)	(291,725)	608,878
Income tax expense(benefit)	(96,500)	226,000
Income from discontinued operations	(195,225)	382,878
Net Income	$2,600,838	$2,971,599

Basic earnings from continuing operations per common share	$0.40	$0.36
Basic earnings per common share	$0.37	$0.42

Diluted earnings from continuing operations per common share	$0.39	$0.36
Diluted earnings per common share	$0.36	$0.41

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders'
	Surplus	Earnings	Income	Equity

Balance, December 31, 2006	$18,020,591	$62,206,325	$(351,681)	$79,875,235
Three Months Ended March 31, 2007
Comprehensive income:
Net income	-	2,600,838	-	2,600,838
Other comprehensive income,
net of deferred tax expense
of $276,083:
Net unrealized gain on
securities of $450,452, net
of reclassification adjustment
for gains included in net
income of $0	-	-	450,452	450,452
Total comprehensive income				3,051,290
Exercise of stock options	8,065	-	-	8,065

Balance, March 31, 2007	$18,028,656	$64,807,163	$98,771	$82,934,590

Balance, December 31, 2005	$18,856,774	$56,214,807	$(1,268,356)	$73,803,225
Three Months Ended March 31, 2006
Comprehensive income:
Net income	-	2,971,599	-	2,971,599
Other comprehensive income,
net of deferred tax benefit
of ($617,582):
Net unrealized (loss) on
securities of ($1,007,634)	-	-	(1,007,634)	(1,007,634)
Total comprehensive income				1,963,965
Exercise of stock options	48,970	-	-	48,970

Balance, March 31, 2006	$18,905,744	$59,186,406	$(2,275,990)	$75,816,160

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$2,600,838	$2,971,599
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	385,779	411,139
Provision for loan losses	640,000	395,000
Stock compensation expense	8,065	6,617
Deferred income tax (benefit)	28,200	(127,450)
Loans originated for sale	(8,149,409)	(73,051,790)
Proceeds from loans sold	15,674,280	80,031,236
(Gain) on sales of loans held for sale	(286,302)	(2,737,342)
Securities (gains)	-	-
Reversal of exit costs accrual of discontinued operations	(80,192)
Loss on disposal of other assets	(1,828)	3,875
Amortization of securities premiums, net	(14,781)	66,874
Amortization of goodwill and purchase accounting
adjustments, net	40,671	40,670
(Decrease) in accrued interest receivable	(304,957)	(21,454)
(Increase) in other assets	(818,316)	(281,102)
Increase in other liabilities	526,873	1,695,198
Net cash provided by (used in) operating activities	10,248,921	9,403,070
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	164,837	(121,574)
Proceeds from maturities and calls of securities available for sale	4,484,392	955,937
Proceeds from sales of securities available for sale	1,623,800	2,905,400
Principal payments received on securities available for sale	6,817,338	5,585,097
Purchases of securities available for sale	(22,498,098)	(21,145,507)
Net (increase) decrease in Federal funds sold	(895,000)	3,043,000
Net loans made to customers	(15,361,000)	(31,652,753)
Purchases of premises and equipment	(122,839)	(798,637)
Proceeds from sales of other assets	85,675	16,695
Purchase of life insurance contracts	-	(440,000)
Net cash provided by (used in) investing activities	(25,700,895)	(41,652,342)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	5,238,895	8,955,789
Net increase(decrease) in time deposits	(16,754,207)	47,937,426
Net increase(decrease) in short-term borrowings	19,458,811	(45,545,429)
Proceeds from long-term borrowings	10,000,000	15,000,000
Repayment of long-term borrowings	(2,290,236)	(1,896,415)
Exercise of stock options	-	42,354
Net cash provided by financing activities	15,653,263	24,493,725
Increase (decrease) in cash and due from banks	201,289	(7,755,547)
Cash and due from banks:
Beginning	12,030,969	22,535,761
Ending	$12,232,258	$14,780,214

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,231,731	$8,976,219
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$43,000	$3,000

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2006 and March 31, 2006, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Significant New Accounting Pronouncements

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We adopted the provisions of this statement January 1, 2007, which has not had a material effect on our financial statements.

Note 3. Discontinued Operations

The following table lists the assets and liabilities of Summit Mortgage included in the balance sheet as assets and liabilities related to discontinued operations.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
Assets:
Loans held for sale, net	$1,189,966	$8,428,535	$12,342,886
Loans, net	133,838	179,642	662,208
Premises and equipment, net	-	-	694,803
Property held for sale	-	75,000	75,000
Other assets	845,806	1,031,572	802,483
Total assets	$2,169,610	$9,714,749	$14,577,380
Liabilities:
Accrued expenses and other liabilities	$1,104,319	$2,109,320	$755,962
Total liabilities	$1,104,319	$2,109,320	$755,962

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations. The income (loss) from discontinued operations for the periods ended March 31, 2007 and 2006 is presented below.

Statements of Income from Discontinued Operations

	For the Quarter Ended March 31,
	2007	2006
Interest income	$112,721	$562,351
Interest expense	45,411	310,548
Net interest income	67,310	251,803
Provision for loan losses	250,000	70,000
Net interest income after provision for loan losses	(182,690)	181,803

Noninterest income
Mortgage origination revenue	803,056	6,583,913
(Loss) on sale of assets	(50,814)	-
Total noninterest income	752,242	6,583,913

Noninterest expense
Salaries and employee benefits	442,368	2,102,875
Net occupancy expense	(3,880)	169,608
Equipment expense	21,892	70,291
Professional fees	97,422	77,507
Postage	33	1,735,774
Advertising	97,674	1,290,429
Impairment of long-lived assets	-	-
Exit costs	(80,011)	-
Other	285,780	710,354
Total noninterest expense	861,278	6,156,838
Income (loss) before income tax expense	(291,726)	608,878
Income tax expense (benefit)	(96,500)	226,000
Income (loss) from discontinued operations	$(195,226)	$382,878

Included in liabilities related to discontinued operations in the accompanying consolidated financial statements is an accrual for exit costs related to the discontinuance of the mortgage banking segment. During fourth quarter 2006, we accrued $1,859,000 for exit costs, which was comprised of costs related to operating lease terminations, vendor contract terminations, and severance payments. The changes in that accrual are as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Operating Lease Terminations	Vendor Contract Termination	Severance Payments	Total
Balance, December 31, 2006	$734,000	$740,000	$385,000	$1,859,000
Less:
Payments from the accrual	(184,863)	-	(287,889)	(472,752)
Reversal of over accrual	-	-	(80,011)	(80,011)
Balance, March 31, 2007	$549,137	$740,000	$17,100	$1,306,237

Note 4. Earnings per Share

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2007	2006
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$2,796,063	$2,588,721
Income (loss) from discontinued operations	(195,225)	382,878
Net Income	$2,600,838	$2,971,599

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,084,980	7,128,076
Effect of dilutive securities:
Stock options	62,190	60,987
	62,190	60,987
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,147,170	7,189,063

Basic earnings per share from continuing operations	$0.40	$0.36
Basic earnings per share from discontinued operations	(0.03)	0.06
Basic earnings per share	$0.37	$0.42

Diluted earnings per share from continuing operations	$0.39	$0.36
Diluted earnings per share from discontinued operations	(0.03)	0.05
Diluted earnings per share	$0.36	$0.41

Note 5. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2007, December 31, 2006, and March 31, 2006 are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2007
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$36,774,275	$7,704	$263,509	$36,518,470
Mortgage-backed securities	153,538,946	649,600	1,876,262	152,312,284
State and political subdivisions	3,758,987	25,684	-	3,784,671
Corporate debt securities	1,679,740	17,968	1,551	1,696,157
Federal Reserve Bank stock	729,000	-	-	729,000
Federal Home Loan Bank stock	13,735,100	-	-	13,735,100
Other equity securities	150,410	-	-	150,410
Total taxable	210,366,458	700,956	2,141,322	208,926,092
Tax-exempt:
State and political subdivisions	41,685,349	1,046,096	60,783	42,670,662
Other equity securities	5,973,746	614,134	11,739	6,576,141
Total tax-exempt	47,659,095	1,660,230	72,522	49,246,803
Total	$258,025,553	$2,361,186	$2,213,844	$258,172,895

	December 31, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$37,671,345	$2,727	$333,799	$37,340,273
Mortgage-backed securities	146,108,268	470,268	2,262,050	144,316,486
State and political subdivisions	3,758,978	25,225	-	3,784,203
Corporate debt securities	1,682,275	18,908	2,274	1,698,909
Federal Reserve Bank stock	669,000	-	-	669,000
Federal Home Loan Bank stock	12,093,900	-	-	12,093,900
Other equity securities	150,410	-	-	150,410
Total taxable	202,134,176	517,128	2,598,123	200,053,181
Tax-exempt:
State and political subdivisions	40,329,315	1,026,437	67,709	41,288,043
Other equity securities	5,974,719	572,752	14,575	6,532,896
Total tax-exempt	46,304,034	1,599,189	82,284	47,820,939
Total	$248,438,210	$2,116,317	$2,680,407	$247,874,120

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$42,089,023	$13,026	$671,421	$41,430,628
Mortgage-backed securities	127,013,475	87,964	4,000,383	123,101,056
State and political subdivisions	3,889,504	-	15,969	3,873,535
Corporate debt securities	3,290,502	24,114	3,893	3,310,723
Federal Reserve Bank stock	639,000	-	-	639,000
Federal Home Loan Bank stock	16,384,900	-	-	16,384,900
Other equity securities	150,410	-	-	150,410
Total taxable	193,456,814	125,104	4,691,666	188,890,252
Tax-exempt:
State and political subdivisions	37,981,230	832,995	127,911	38,686,314
Other equity securities	5,977,638	269,909	19,220	6,228,327
Total tax-exempt	43,958,868	1,102,904	147,131	44,914,641
Total	$237,415,682	$1,228,008	$4,838,797	$233,804,893

The maturities, amortized cost and estimated fair values of securities at March 31, 2007, are summarized as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$57,430,744	$56,497,112
Due from one to five years	106,222,649	105,669,469
Due from five to ten years	38,674,141	38,946,187
Due after ten years	35,109,763	35,869,476
Equity securities	20,588,256	21,190,651
	$258,025,553	$258,172,895

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6. Loans

Loans are summarized as follows:

	March 31,	December 31,	March 31,
	2007	2006	2006
Commercial	$69,700,489	$69,469,550	$66,563,444
Commercial real estate	329,561,244	314,198,436	275,896,117
Construction and development	220,429,701	215,820,164	165,026,192
Residential real estate	279,563,537	282,512,334	281,300,798
Consumer	33,845,269	36,455,257	37,356,618
Other	7,208,600	6,968,465	6,381,884
Total loans	940,308,840	925,424,206	832,525,053
Less unearned income	1,757,328	1,867,613	1,730,728
Total loans net of unearned income	938,551,512	923,556,593	830,794,325
Less allowance for loan losses	7,782,523	7,511,408	6,434,943
Loans, net	$930,768,989	$916,045,185	$824,359,382

Note 7. Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2007 and 2006, and for the year ended December 31, 2006 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Balance, beginning of period	$7,511,408	$6,111,713	$6,111,713
Losses:
Commercial	50,000	-	31,744
Commercial real estate	40,000	-	185,436
Real estate - mortgage	-	-	35,011
Consumer	49,416	72,724	199,505
Other	67,028	47,410	289,159
Total	206,444	120,134	740,855
Recoveries:
Commercial	20,737	1,025	1,269
Commercial real estate	4,400	19,447	45,918
Real estate - mortgage	123	82	6,518
Consumer	14,240	15,970	62,535
Other	48,059	81,840	179,310
Total	87,559	118,364	295,550
Net losses	118,885	1,770	445,305
Provision for loan losses	390,000	325,000	1,845,000
Balance, end of period	$7,782,523	$6,434,943	$7,511,408

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8. Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2007 and other intangible assets at March 31, 2007, December 31, 2006, and March 31, 2006.

Goodwill Activity
Balance, January 1, 2007	$2,088,030
Acquired goodwill, net	-

Balance, March 31, 2007	$2,088,030

	Unidentifiable Intangible Assets
	March 31,	December 31,	March 31,
	2007	2006	2006
Unidentifiable intangible assets
Gross carrying amount	$2,267,323	$2,267,323	$2,267,323
Less: accumulated amortization	1,196,621	1,158,833	1,045,468
Net carrying amount	$1,070,702	$1,108,490	$1,221,855

We recorded amortization expense of approximately $38,000 for the three months ended March 31, 2007 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2007 through 2011.

Note 9. Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2007 and 2006 and December 31, 2006:

	March 31,	December 31,	March 31,
	2007	2006	2006
Interest bearing demand deposits	$230,634,293	$220,166,660	$214,571,646
Savings deposits	44,712,689	47,983,961	39,474,064
Retail time deposits	287,439,479	278,321,917	243,645,391
Brokered time deposits	253,794,238	279,623,604	170,185,023
Total	$816,580,699	$826,096,142	$667,876,124

Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of March 31, 2007:

	Amount	Percent
Three months or less	$67,885,301	23.3%
Three through six months	58,151,193	20.0%
Six through twelve months	53,407,632	18.4%
Over twelve months	111,555,130	38.3%
Total	$290,999,256	100.0%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the scheduled maturities for all time deposits as of March 31, 2007 is as follows:

Nine month period ending December 31, 2007	$375,116,669
Year Ending December 31, 2008	97,064,945
Year Ending December 31, 2009	42,130,644
Year Ending December 31, 2010	23,265,877
Year Ending December 31, 2011	2,118,020
Thereafter	1,537,562
$541,233,717

Note 10. Borrowed Funds

Short-term borrowings: A summary of short-term borrowings is presented below:

	Quarter Ended March 31, 2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at March 31	$71,132,900	$7,358,186	$1,395,400
Average balance outstanding for the period	64,449,678	6,507,188	1,458,241
Maximum balance outstanding at
any month end during period	71,132,900	7,358,185	1,625,900
Weighted average interest rate for the period	5.36%	4.09%	7.51%
Weighted average interest rate for balances
outstanding at March 31	5.35%	4.13%	7.75%

	Year Ended December 31, 2006
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
	Advances	Agreements	of Credit
Balance at December 31	$54,765,000	$4,730,575	$932,100
Average balance outstanding for the period	123,952,970	5,792,863	1,025,717
Maximum balance outstanding at
any month end during period	175,407,800	7,036,562	1,171,200
Weighted average interest rate for the period	5.08%	4.03%	7.49%
Weighted average interest rate for balances
outstanding at December 31	5.39%	4.08%	7.75%

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

Long-term borrowings: Our long-term borrowings of $182,225,213, $174,292,074 and $163,547,368 at March 31, 2007, December 31, 2006, and March 31, 2006 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2007 was 5.54% compared to 5.03% for the first three months of 2006.

Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $19,589,000 at March 31, 2007, December 31, 2006, and March 31, 2006.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending
December 31,	Amount
2007	$21,029,707
2008	52,376,851
2009	28,911,094
2010	52,939,159
2011	2,465,409
Thereafter	44,091,993
$201,814,213

Note 11. Stock Option Plan

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. There were no option grants during the first three months of 2007or 2006.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

During first quarter 2007, we recognized $8,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $3,000, compared to $6,600 compensation expense for first quarter 2006 with a deferred tax asset of $2,250. At March 31, 2007, we had approximately $36,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next two years.

A summary of activity in our Officer Stock Option Plan during the first quarters of 2007 and 2006 is as follows:

	March 31, 2007		March 31, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	349,080	$17.83	361,740	$17.41
Granted	-	-	-	-
Exercised	-	-	(8,700)	4.87
Forfeited	-	-	-	-
Outstanding, March 31	349,080	$17.83	353,040	$17.72

Other information regarding options outstanding and exercisable at March 31, 2007 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	83,600	$5.34	5.60	1297	83,600	$5.34	1,297
6.01 - 10.00	31,680	9.49	8.76	360	24,480	9.49	278
10.01 - 17.50	3,500	17.43	6.92	12	3,500	17.43	12
17.51 - 20.00	51,800	17.79	9.72	159	31,000	17.79	95
20.01 - 25.93	178,500	25.19	8.32	-	178,500	25.19	-

	349,080	17.83		1,828	321,080	18.02	1,682

Note 12. Commitments and Contingencies

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
2007
Commitments to extend credit:
Revolving home equity and
credit card lines	$34,023,333
Construction loans	88,947,000
Other loans	32,560,000
Standby letters of credit	13,928,392
Total	$169,458,725

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of March 31, 2007, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands)
					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to risk weighted assets)
Summit	$107,421	11.0%	$78,105	8.0%	$97,631	10.0%
Summit Community	63,062	10.9%	46,107	8.0%	57,634	10.0%
Shenandoah	42,518	10.9%	31,335	8.0%	39,168	10.0%
Tier I Capital (to risk weighted assets)
Summit	98,676	10.1%	39,052	4.0%	58,579	6.0%
Summit Community	58,381	10.1%	23,053	4.0%	34,580	6.0%
Shenandoah	38,454	9.8%	15,667	4.0%	23,501	6.0%
Tier I Capital (to average assets)
Summit	98,676	8.0%	37,101	3.0%	61,835	5.0%
Summit Community	58,381	7.7%	22,745	3.0%	37,908	5.0%
Shenandoah	38,454	8.0%	14,345	3.0%	23,909	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$104,231	10.8%	76,991	8.0%	96,239	10.0%
Summit Community	60,813	10.6%	46,032	8.0%	57,540	10.0%
Shenandoah	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier I Capital (to risk weighted assets)
Summit	96,028	10.0%	38,495	4.0%	57,743	6.0%
Summit Community	56,170	9.8%	23,016	4.0%	34,524	6.0%
Shenandoah	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier I Capital (to average assets)
Summit	96,028	7.9%	36,492	3.0%	60,820	5.0%
Summit Community	56,170	7.5%	22,383	3.0%	37,305	5.0%
Shenandoah	37,683	8.0%	14,097	3.0%	23,495	5.0%

Note 14. Subsequent Events

As announced on April 12, 2007, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Greater Atlantic Financial Corporation, Inc. (“Greater Atlantic”), headquartered in Reston, Virginia.

Under the terms of the Agreement, we will pay $4.60 per share in cash and stock for the outstanding common stock of Great Atlantic, subject to adjustment based on Greater Atlantic’s shareholders’ equity at the end of the month in which the sale of the Pasadena branch office is completed. If, at that month-end, Greater Atlantic’s shareholders’ equity, as adjusted in accordance with the terms of the Agreement, is less than $6.7 million, then the total aggregate value of the transaction consideration will be decreased dollar-for-dollar. If Greater Atlantic’s month end adjusted shareholders’ equity exceeds $6.7 million, then the aggregate value of the transaction consideration will be increased dollar-for-dollar, but only to the extent that the amount in excess of $6.7 million is attributable to the sale of the Pasadena branch office, net of all taxes, if any, Greater Atlantic would be required to pay. Greater Atlantic has entered into a definitive agreement with another financial institution to sell its Pasadena, Maryland branch office for a deposit premium of 8.5%, prior to the close to of its transaction with Summit. At March 31, 2007, the deposits at the Pasadena branch office approximated $50.9 million, resulting in a present deposit premium of $4.3 million. The aggregate value of the final transaction consideration will be determined before proxy solicitation materials are sent to Greater Atlantic’s shareholders for purposes of soliciting their vote on the transaction.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The final transaction consideration will be paid 70% in the form of Summit common stock and 30% in cash. The exchange ratio for determining the number of shares of Summit common stock to be issued for each share of Greater Atlantic’s common stock will be based on the average closing price of Summit’s common stock for the twenty trading days before the closing date of the transaction (“Summit’s Average Closing Stock Price”), subject to a “collar”. The collar ranges from $17.82 per share to $24.10 per share. If Summit’s Average Closing Stock Price falls within this range, then Greater Atlantic shareholders will receive shares of Summit’s common stock based on an exchange ratio equal to 70% of the final per share transaction consideration divided by Summit’s Average Closing Stock Price. However, if Summit’s Average Closing Stock Price is less than $17.82 per share, the exchange ratio will equal 70% of the final per share transaction consideration divided by $17.82; and if Summit’s Average Closing Stock Price is more than $24.10 per share, then the exchange ratio will equal 70% of the final per share transaction consideration divided by $24.10.

Consummation of the Merger is subject to approval of the shareholders of Greater Atlantic and the receipt of all required regulatory approvals, as well as other customary conditions. This acquisition is expected to close during fourth quarter of this year.

Also, as previously announced on April 27, 2007, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Kelly Insurance Agency, Inc. and Kelly Property and Casualty Inc. (collectively, the “Kelly Agencies”) headquartered in Leesburg, Virginia.

Under the terms of the Agreement, we will pay $6.2 million for the outstanding common stock of the Kelly Agencies, subject to adjustment based on the Kelly Agencies’ working capital as of the closing date. If, at closing, the Kelly Agencies’ working capital, determined in accordance with the terms of the Agreement, is less than $135,000, then the deal’s aggregate consideration will be decreased dollar-for-dollar. If the Kelly Agencies’ working capital at closing exceeds $135,000, then the deal’s aggregate consideration will be increased dollar-for-dollar.

The final transaction consideration will be paid 100% in the form of Summit common stock. The exchange ratio for determining the number of shares of Summit common stock to be issued for each share of Kelly Agencies’ common stock will be based on the average closing price of Summit’s common stock for the five trading days before the closing date of the transaction (“Summit’s Average Closing Stock Price”). The Kelly Insurance Agencies’ shareholders will receive shares of Summit’s common stock based on an exchange ratio equal to the final per share transaction consideration divided by Summit’s Average Closing Stock Price.

Consummation of the Agreement is subject to approval of the shareholders of the Kelly Agencies and the receipt of all required regulatory approvals, as well as other customary conditions. This acquisition is expected to close during third quarter of this year.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), Shenandoah Valley National Bank (“Shenandoah”), and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K.

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

Growth in our interest earning assets resulted in an increase of 5.37%, or $480,000, in our net interest earnings on a tax equivalent basis for the first three months in 2007 compared to the same period of 2006.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2006 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 1 to the consolidated financial statements of our 2006 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2007. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the quarter ended March 31, 2007 grew 8.00% to $2,796,000, or $0.39 per diluted share as compared to $2,589,000, or $0.36 per diluted share for the quarter ended March 31, 2006. Consolidated net income, which includes the results of discontinued operations, for the periods ended March 31, 2007 and 2006 was $2,601,000 and 2,972,000, respectively. Returns on average equity and assets for the first three months of 2007 were 12.72% and 0.83%, respectively, compared with 15.60% and 1.05% for the same period of 2006.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $9,416,000 for the three month period ended March 31, 2007 compared to $8,936,000 for the same period of 2006, representing an increase of $480,000 or 5.37%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 80 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 11.52% from $1,070,582,000 during the first three months of 2006 to $1,193,946,000 for the first three months of 2007. Average interest bearing liabilities grew 11.81% from $977,829,000 at March 31, 2006 to $1,093,276,000 at March 31, 2007, at an average yield for the first three months of 2007 of 4.75% compared to 3.95% for the same period of 2006.

Our consolidated net interest margin decreased to 3.20% for the three month period ended March 31, 2007, compared to 3.39% for the same period in 2006. Our net interest margin decreased 5 basis points compared to the linked quarter. Our margin continues to be affected by our loan growth in an extremely competitive environment. The current competitive pressures are causing loan rates to be lower. Also, our loan growth is at a faster pace than we have been able to grow lower cost retail funds, causing us to rely more on higher cost, non-retail deposit funding vehicles. The current competitive and market conditions are also causing deposit rates to be higher. For the three months ended March 31, 2007 compared to March 31, 2006, the yields on earning assets increased 55 basis points, while the cost of our interest bearing funds increased by 80 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$928,979	$18,665	8.15%	$829,381	$15,392	7.53%
Tax-exempt (1)	8,917	173	7.87%	8,244	150	7.38%
Securities
Taxable	208,315	2,577	5.02%	186,586	2,135	4.64%
Tax-exempt (1)	47,289	814	6.98%	44,077	767	7.06%
Federal funds sold and interest
bearing deposits with other banks	446	5	4.55%	2,294	24	4.24%
Total interest earning assets	1,193,946	22,234	7.55%	1,070,582	18,468	7.00%

Noninterest earning assets
Cash & due from banks	13,099			14,449
Premises and equipment	22,332			23,361
Other assets	26,993			24,659
Allowance for loan losses	(8,135)			(6,338)
Total assets	$1,248,235			$1,126,713

Interest bearing liabilities
Interest bearing demand deposits	$221,924	$2,066	3.78%	$204,161	$1,543	3.07%
Savings deposits	46,407	217	1.90%	43,067	73	0.69%
Time deposits	556,525	6,745	4.92%	374,170	3,537	3.83%
Short-term borrowings	72,415	958	5.37%	172,380	1,964	4.62%
Long-term borrowings
and capital trust securities	196,005	2,832	5.86%	184,051	2,415	5.32%
Total interest bearing liabilities	1,093,276	12,818	4.75%	977,829	9,532	3.95%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	61,288			63,308
Other liabilities	11,881			9,395
Shareholders' equity	81,790			76,181
Total liabilities and
shareholders' equity	$1,248,235			$1,126,713
Net interest earnings		$9,416			$8,936
Net yield on interest earning assets			3.20%			3.39%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $319,000 and $305,000 for the periods ended
March 31, 2007 and March 31, 2006, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Quarter Ended
	March 31, 2007 versus March 31, 2006
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,938	$1,335	$3,273
Tax-exempt	12	11	23
Securities
Taxable	261	181	442
Tax-exempt	55	(8)	47
Federal funds sold and interest
bearing deposits with other banks	(20)	1	(19)
Total interest earned on
interest earning assets	2,246	1,520	3,766

Interest paid on:
Interest bearing demand
deposits	142	381	523
Savings deposits	6	138	144
Time deposits	2,032	1,176	3,208
Short-term borrowings	(1,283)	277	(1,006)
Long-term borrowings and capital
trust securities	163	254	417
Total interest paid on
interest bearing liabilities	1,060	2,226	3,286

Net interest income	$1,186	$(706)	$480

Noninterest Income

Total noninterest income from continuing operations increased to $1,012,000 for the first quarter of 2007, compared to $1,003,000 for the same period of 2006. Other income increased $41,000 for the first quarter 2007 due to increases in financial services revenue and debit card income due to increased customer activity. Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
	For the Quarter Ended
	March 31,
Dollars in thousands	2007	2006
Insurance commissions	$206	$230
Service fees	617	631
(Loss) on sale of assets	2	(4)
Other	187	146
Total	$1,012	$1,003

Noninterest Expense

Total noninterest expense for continuing operations increased approximately $288,000, or 5.4% to $5,649,000 during the first three months of 2007 as compared to the same period in 2006. Salaries and employee benefits expense represented the largest category of expense growth. Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
Dollars in thousands

	For the Quarter Ended March 31,
		Change
	2007	$	%	2006
Salaries and employee benefits	$3,226	$171	5.6%	$3,055
Net occupancy expense	418	17	4.2%	401
Equipment expense	446	(4)	-0.9%	450
Supplies	172	6	3.6%	166
Professional fees	174	(33)	-15.9%	207
Amortization of intangibles	38	-	0.0%	38
Other	1,175	131	12.5%	1,044
Total	$5,649	$288	5.4%	$5,361

Salaries and employee benefits: The 5.6% growth in salaries and employee benefits was primarily due to general merit raises.

Other: Other expenses increased 12.5% for first quarter 2007 compared to first quarter 2006. This increase includes $30,000 of merger expenses related to the upcoming merger of our two subsidiary banks, an increase of $60,000 in FDIC insurance premiums, and an increase of $30,000 in ATM expense.

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

We recorded a $390,000 provision for loan losses for the first three months of 2007, compared to $325,000 for the same period in 2006. Net loan charge offs for the first three months of 2007 were $119,000, as compared to $2,000 over the same period of 2006. At March 31, 2007, the allowance for loan losses totaled $7,783,000 or 0.83% of loans, net of unearned income, compared to $7,511,000 or 0.81% of loans, net of unearned income at December 31, 2006.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overall, our asset quality remains sound. As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months, but have shown a slight decrease between December 31, 2006 and March 31, 2007, and still remain at a historically moderate level.

Table IV - Summary of Past Due Loans and Non-Performing Assets
(Dollars in thousands)
	March 31,		December 31,
	2007	2006	2006
Accruing loans past due 90 days or more	$4,233	$1,046	$4,638
Nonperforming assets:
Nonaccrual loans	241	401	638
Foreclosed properties	42	268	77
Repossessed assets	1	3	-
Total	$4,517	$1,718	$5,353
Total nonperforming loans as a
percentage of total loans	0.48%	0.17%	0.57%
Total nonperforming assets as a
percentage of total assets	0.36%	0.15%	0.43%

However, we have experienced an upward trend in our internally classified assets. This trend has primarily been in residential real estate development loans due to the recent slowdown in the sales of newly constructed homes. The ratio of internally classified loans to total loans increased from 4.13% at December 31, 2006 to 6.45% at March 31, 2007. This increase is primarily due to two customer relationships. Management downgraded these two relationships, as they fell outside of our internal lending policy guidelines but does not expect any material future losses related to these two relationships. Refer to the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans

FINANCIAL CONDITION

Our total assets were $1,253,925,000 at March 31, 2007, compared to $1,234,831,000 at December 31, 2006, representing a 1.5% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2006 and March 31, 2007.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position
(Dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
	2006	Amount	Percentage	2007
Assets
Securities available for sale	$247,874	10,299	4.2%	$258,173
Loans, net of unearned income	916,045	14,724	1.6%	930,769

Liabilities
Deposits	$888,688	$(11,463)	-1.3%	$877,225
Short-term borrowings	60,428	19,458	32.2%	79,886
Long-term borrowings
and subordinated debentures	193,881	7,933	4.1%	201,814

Loan growth during the first three months of 2007, occurring principally in the commercial and real estate portfolios, was funded both by borrowings from the FHLB and deposits, including brokered certificates of deposit.

Deposits decreased approximately $11 million during the first quarter of 2007. This decrease was primarily in brokered deposits, which were replaced with FHLB short-term borrowings, which is reflected in their $19 million increase.

Refer to Notes 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2007 and December 31, 2006.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $215 million, or 17.2% of total assets at March 31, 2007 versus $275 million, or 22.3% of total assets at December 31, 2006.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at March 31, 2007 totaled $82,935,000 compared to $79,875,000 at December 31, 2006.

Refer to Note 11 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2007.

	Long	Capital
	Term	Trust	Operating
	Debt	Securities	Leases
2007	$21,029,707	$-	$836,447
2008	52,376,851	-	997,070
2009	28,911,094	-	431,349
2010	52,939,159	-	123,389
2011	2,465,409	-	88,620
Thereafter	24,502,993	19,589,000	199,395
Total	$182,225,213	$19,589,000	$2,676,270

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at March 31, 2007 are presented in the following table.

March 31,
2007
Commitments to extend credit:
Revolving home equity and
credit card lines	$34,023,333
Construction loans	88,947,000
Other loans	32,560,000
Standby letters of credit	13,928,392
Total	$169,458,725

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

Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. Our interest rate risk position is liability sensitive. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Net income would increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk. We primarily use earnings simulations modeling to monitor interest rate risk. The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve. Each increase or decrease in interest rates is assumed to gradually take place over the next 12 months, and then remain stable. Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds. Noncontractual deposit repricings are modeled on historical patterns.

The following table shows our projected earnings sensitivity as of March 31, 2007 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 200 (1)	1.60%	4.70%
Down 200, steepening yield curve (2)	2.59%	9.23%
Up 100 (1)	-0.80%	-0.82%
Up 200 (1)	-2.03%	-7.09%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
200 basis points, while long term rates decline by 50 basis points

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2007, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2007 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation (“Corinthian “) and the alleged use of its proprietary information. The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian and their employment with Summit Financial, LLC. In an 8-K filed on November 15, 2006, Summit announced it would close its mortgage operations which at the time operated as Summit Mortgage, a division of Shenandoah Valley National Bank .

The plaintiff seeks damages in the amount proven at trial on each claim and punitive damages in the amount of $350,000..  Plaintiff also seeks permanent and temporary injunctive relief prohibiting the alleged use of proprietary information by Summit Financial and the alleged solicitation of Corinthian’s employees.  On January 22, 2004, the Circuit Court of Fairfax County, Virginia denied Corinthian’s petition for a temporary injunction

On November 20, 2006, Corinthian filed an Amended Complaint. Among other things, Corinthian sought to add Summit Financial Group, Inc as a defendant in the case and requested damages in the amount of $20 million dollars. After consultation with legal counsel, we believe that significant and meritorious defenses exist as to all the claims including with respect to plaintiff’s claim for damages. We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition. However, an adverse decision resulting in a large damage award could have a significant negative impact on Summit’s regulatory capital thereby limiting Summit’s near term growth and its ability to pay dividends to its shareholders.
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

In the Forrest case, responsive pleadings have been filed, written discovery has been exchanged by the parties, and plaintiff's deposition has been taken. Plaintiff moved for to certify the case as a class action. Her motion was denied on the ground that plaintiff is not an adequate class representative. Plaintiff thereafter requested permission to appeal to the United States Court of Appeals for the Seventh Circuit, and her request was denied. Although the denial does not dispose of the certification issue with finality, this is currently a single plaintiff case. This case and certain other similar cases pending in the Eastern District of Wisconsin have been stayed awaiting a ruling from the United States Supreme Court on the issue of what constitutes a "willful" violation under the FCRA. The prosecution and defense of these cases will resume when the Supreme Court case is decided. The Company intends to vigorously defend this case. However, because the Company's investigation and discovery are not complete and the Supreme Court case has not been decided, management is unable to estimate the impact, in any, of an adverse decision.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

In the Klutho case, responsive pleadings have been filed. No discovery has been undertaken. Plaintiff has not moved for class certification. The Company moved for judgment on the pleadings, claiming that plaintiff has no legally viable claim. The Company's motion has been taken under advisement and awaits ruling. The Company intends to vigorously defend this case. However, because the Company's motion has not yet been decided and investigation and discovery, if necessary, are not complete, management is unable to estimate the impact, if any, of an adverse decision.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 9, 2007