Form 10-Q
period 2007-06-30
SUMMIT FINANCIAL GROUP INC
filed 2007-08-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Common Stock, $2.50 par value
7,084,980 shares outstanding as of August 6, 2007

Summit Financial Group, Inc. and Subsidiaries

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated balance sheets June 30, 2007 (unaudited), December 31, 2006, and June 30, 2006 (unaudited)	4

Consolidated statements of income for the three months and six months ended June 30, 2007 and 2006 (unaudited)	5

Consolidated statements of shareholders’ equity for the six months ended June 30, 2007 and 2006 (unaudited)	6

Consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 (unaudited)	7-8

Notes to consolidated financial statements (unaudited)	9-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Summit Financial Group, Inc. and Subsidiaries

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	34-35

	Item 1A.	Risk Factors	35

	Item 2.	Changes in Securities and Use of Proceeds	None

	Item 3.	Defaults upon Senior Securities	None

	Item 4.	Submission of Matters to a Vote of Security Holders	35

	Item 5.	Other Information	None

	Item 6.	Exhibits

		Exhibits

Exhibit 11   Statement re: Computation of Earnings per Share – Information contained in Note 5 to the Consolidated Financial Statements on page 12 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1 Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2 Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES			36

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2007	2006	2006
(dollars in thousands)	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$15,198	$12,031	$12,530
Interest bearing deposits with other banks	105	271	123
Federal funds sold	1,717	517	1,590
Securities available for sale	259,526	247,874	238,382
Loans held for sale, net	2,337	—	—
Loans, net	949,175	916,045	866,170
Property held for sale	850	41	283
Premises and equipment, net	22,133	22,446	22,870
Accrued interest receivable	6,812	6,352	5,018
Intangible assets	3,121	3,196	3,272
Other assets	18,410	16,343	17,778
Assets related to discontinued operations	336	9,715	11,632

Total assets	$1,279,720	$1,234,831	$1,179,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing	$64,373	$62,592	$66,071
Interest bearing	786,016	826,096	695,492

Total deposits	850,389	888,688	761,563

Short-term borrowings	100,901	60,428	164,185
Long-term borrowings	214,887	174,292	147,579
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,365	9,850	9,844
Liabilities realted to discontinued operations	522	2,109	329

Total liabilities	1,196,653	1,154,956	1,103,089

Commitments and Contingencies

Shareholders’ Equity
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares, issued and outstanding 2007 and December 2006 - 7,084,980 shares; issued June 2006 - 7,135,120 shares	18,037	18,021	18,914
Retained earnings	66,636	62,206	60,678
Accumulated other comprehensive income	(1,606)	(352)	(3,033)

Total shareholders’ equity	83,067	79,875	76,559

Total liabilities and shareholders’ equity	$1,279,720	$1,234,831	$1,179,648

(*)	- December 31, 2006 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income
Interest and fees on loans
Taxable	$18,958	$16,508	$37,555	$31,648
Tax-exempt	121	102	236	202
Interest and dividends on securities
Taxable	2,739	2,250	5,318	4,385
Tax-exempt	524	537	1,068	1,049
Interest on interest bearing deposits with other banks	6	4	9	20
Interest on Federal funds sold	21	8	25	16

Total interest income	22,369	19,409	44,211	37,320

Interest expense
Interest on deposits	8,882	6,408	17,910	11,561
Interest on short-term borrowings	960	1,831	1,918	3,795
Interest on long-term borrowings and subordinated debentures	3,181	2,517	6,013	4,932

Total interest expense	13,023	10,756	25,841	20,288

Net interest income	9,346	8,653	18,370	17,032
Provision for loan losses	390	330	780	655

Net interest income after provision for loan losses	8,956	8,323	17,590	16,377

Other income
Insurance commissions	209	247	416	477
Service fees	736	726	1,353	1,356
Securities gains (losses)	—	—	—	—
Gain (loss) on sale of assets	(33)	—	(32)	(4)
Other	242	136	429	283

Total other income	1,154	1,109	2,166	2,112

Other expense
Salaries and employee benefits	3,238	3,049	6,463	6,104
Net occupancy expense	408	390	826	791
Equipment expense	493	496	940	946
Supplies	197	222	370	388
Professional fees	193	245	367	452
Amortization of intangibles	38	38	76	76
Other	1,151	1,232	2,326	2,276

Total other expense	5,718	5,672	11,368	11,033

Income before income taxes	4,392	3,760	8,388	7,456
Income tax expense	1,240	1,167	2,441	2,275

Income from continuing operations	3,152	2,593	5,947	5,181

Discontinued Operations
Exit costs	43	—	123	—
Operating income(loss)	(227)	74	(598)	683

Income from discontinued operations before income tax expense(benefit)	(184)	74	(475)	683
Income tax expense(benefit)	(66)	33	(162)	259

Income from discontinued operations	(118)	41	(313)	424

Net Income	$3,034	$2,634	$5,634	$5,605

Basic earnings from continuing operations per common share	$0.45	$0.36	$0.84	$0.73

Basic earnings per common share	$0.43	$0.37	$0.80	$0.79

Diluted earnings from continuing operations per common share	$0.44	$0.36	$0.83	$0.72

Diluted earnings per common share	$0.42	$0.37	$0.79	$0.78

Dividends per common share	$0.17	$0.16	$0.17	$0.16

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders’
(dollars in thousands, except per share amounts)	Surplus	Earnings	Income	Equity
Balance, December 31, 2006	$18,021	$62,206	$(352)	$79,875

Six Months Ended June 30, 2007
Comprehensive income:
Net income	—	5,634	—	5,634
Other comprehensive income, net of deferred tax benefit of ($769):
Net unrealized loss on securities of ($1,254)	—	—	(1,254)	(1,254)

Total comprehensive income				4,380

Stock compensation expense	16	—	—	16
Cash dividends declared ($0.17 per share)	—	(1,204)	—	(1,204)

Balance, June 30, 2007	$18,037	$66,636	$(1,606)	$83,067

Balance, December 31, 2005	$18,857	$56,215	$(1,268)	$73,804

Six Months Ended June 30, 2006
Comprehensive income:
Net income	—	5,605	—	5,605
Other comprehensive income, net of deferred tax benefit of ($909):
Net unrealized (loss) on securities of ($1,765)	—	—	(1,765)	(1,765)

Total comprehensive income				3,840

Exercise of stock options	44	—	—	44
Stock compensation expense	13			13
Cash dividends declared ($0.16 per share)	—	(1,142)	—	(1,142)

Balance, June 30, 2006	$18,914	$60,678	$(3,033)	$76,559

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2007	2006
Cash Flows from Operating Activities
Net income	$5,634	$5,605
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	763	853
Provision for loan losses	1,030	875
Stock compensation expense	16	13
Deferred income tax (benefit)	230	(192)
Loans originated for sale	(12,695)	(140,305)
Proceeds from loans sold	19,348	152,290
(Gain) on sales of loans held for sale	(562)	(5,102)
Securities (gains)	—	—
Exit costs related to discontinued operations	(123)	—
Loss on disposal of other assets	32	4
Amortization of securities premiums, net	(37)	101
Amortization of goodwill and purchase accounting adjustments, net	81	81
(Decrease) in accrued interest receivable	(465)	(189)
(Increase) in other assets	(810)	(271)
Increase(decrease) in other liabilities	(954)	131

Net cash provided by (used in) operating activities	11,488	13,894

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits with other banks	166	1,414
Proceeds from maturities and calls of securities available for sale	12,404	3,500
Proceeds from sales of securities available for sale	7,141	8,623
Principal payments received on securities available for sale	14,098	11,954
Purchases of securities available for sale	(47,265)	(41,579)
Net (increase) decrease in Federal funds sold	(1,200)	2,060
Net loans made to customers	(34,832)	(73,832)
Purchases of premises and equipment	(488)	(1,317)
Proceeds from sales of other assets	86	26
Purchase of life insurance contracts	—	(880)

Net cash provided by (used in) investing activities	(49,890)	(90,031)

Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	6,047	11,137
Net increase(decrease) in time deposits	(44,395)	76,599
Net increase(decrease) in short-term borrowings	40,473	(17,843)
Proceeds from long-term borrowings	50,000	17,801
Repayment of long-term borrowings	(9,352)	(20,465)
Exercise of stock options	—	44
Dividends paid	(1,204)	(1,142)

Net cash provided by financing activities	41,569	66,131

Increase (decrease) in cash and due from banks	3,167	(10,006)
Cash and due from banks:
Beginning	12,031	22,536

Ending	$15,198	$12,530

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$25,414	$19,832

Income taxes	$2,190	$2,641

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$852	$44

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
The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K. Certain accounts in the consolidated financial statements for December 31, 2006 and June 30, 2006, as previously presented, have been reclassified to conform to current year classifications.
Note 2. Significant New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We adopted the provisions of this statement January 1, 2007, which has not had a material effect on our financial statements.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements, but does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and early application is encouraged. We are currently evaluating the adoption of this statement and have not determined the impact it will have on our financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
of instruments. This statement becomes effective for us January 1, 2008. We are currently evaluating the adoption of this statement and have not determined the impact it will have on our financial statements.
Note 3. Acquisition and Subsequent Event
Effective July 2, 2007, we acquired Kelly Insurance Agency, Inc. and Kelly Property and Casualty, Inc., two Virginia corporations located in Leesburg, Virginia, which were merged into Summit Insurance Services, LLC, our wholly owned subsidiary. We have deemed this transaction to be an immaterial acquisition.
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

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006

Assets:
Loans held for sale, net	$—	$8,428	$9,702
Loans, net	—	180	510
Premises and equipment, net	—	—	683
Property held for sale	—	75	75
Other assets	336	1,032	662

Total assets	$336	$9,715	$11,632

Liabilities:
Accrued expenses and other liabilities	$522	$2,109	$329

Total liabilities	$522	$2,109	$329

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations. The income (loss) from discontinued operations for the periods ended June 30, 2007 and 2006 is presented below.
Statements of Income from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006

Interest income	$22	$411	$134	$974
Interest expense	—	234	45	545

Net interest income	22	177	89	429
Provision for loan losses	—	150	250	220

Net interest income after provision for loan losses	22	27	(161)	209

Noninterest income
Mortgage origination revenue	13	5,946	816	12,529
(Loss) on sale of assets	—	—	(51)	—

Total noninterest income	13	5,946	765	12,529

Noninterest expense
Salaries and employee benefits	100	1,806	542	3,908
Net occupancy expense	13	180	9	349
Equipment expense	1	79	23	150
Professional fees	100	244	197	322
Postage	—	1,690	—	3,426
Advertising	—	1,163	98	2,453
Impairment of long-lived assets	—	—	—	—
Exit costs	(43)	—	(123)	—
Other	48	737	334	1,447

Total noninterest expense	219	5,899	1,080	12,055

Income (loss) before income tax expense	(184)	74	(476)	683
Income tax expense (benefit)	(66)	33	(163)	259

Income (loss) from discontinued operations	$(118)	$41	$(313)	$424

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

	Operating Lease	Vendor Contract	Severance
(dollars in thousands)	Terminations	Terminations	Payments	Total

Balance, December 31, 2006	$734	$740	$385	$1,859
Less:
Payments from the accrual	(379)	(509)	(305)	(1,193)
Addition to the accrual	188	—	—	188
Reversal of over accrual	—	(231)	(80)	(311)

Balance, June 30, 2007	$543	$—	$—	$543

Note 5. Earnings per Share
The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$3,152	$2,593	$5,947	$5,181
Income (loss) from discontinued operations	(118)	41	(313)	424

Net Income	$3,034	$2,634	$5,634	$5,605

Denominator
Denominator for basic earnings per share - weighted average common shares outstanding	7,084,980	7,135,107	7,084,980	7,131,611
Effect of dilutive securities:
Stock options	63,261	58,300	62,904	61,588

	63,261	58,300	62,904	61,588

Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	7,148,241	7,193,407	7,147,884	7,193,199

Basic earnings per share from continuing operations	$0.45	$0.36	$0.84	$0.73
Basic earnings per share from discontinued operations	(0.02)	0.01	(0.04)	0.06

Basic earnings per share	$0.43	$0.37	$0.80	$0.79

Diluted earnings per share from continuing operations	$0.44	$0.36	$0.83	$0.72
Diluted earnings per share from discontinued operations	(0.02)	0.01	(0.04)	0.06

Diluted earnings per share	$0.42	$0.37	$0.79	$0.78

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 6. Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2007, December 31, 2006, and June 30, 2006 are summarized as follows:

	June 30, 2007
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$35,662	$1	$408	$35,254
Mortgage-backed securities	161,547	190	3,381	158,357
State and political subdivisions	3,759	18	—	3,777
Corporate debt securities	1,677	12	16	1,674
Federal Home Loan Bank stock	13,403	—	—	13,403
Other equity securities	677	—	—	677

Total taxable	216,725	221	3,805	213,142

Tax-exempt:
State and political subdivisions	40,900	685	256	41,329
Other equity securities	4,473	594	12	5,055

Total tax-exempt	45,373	1,279	268	46,384

Total	$262,098	$1,500	$4,073	$259,526

	December 31, 2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$37,671	$3	$334	$37,340
Mortgage-backed securities	146,108	470	2,262	144,316
State and political subdivisions	3,759	25	—	3,784
Corporate debt securities	1,682	19	2	1,699
Federal Reserve Bank stock	669	—	—	669
Federal Home Loan Bank stock	12,094	—	—	12,094
Other equity securities	151	—	—	151

Total taxable	202,134	517	2,598	200,053

Tax-exempt:
State and political subdivisions	40,329	1,026	68	41,287
Other equity securities	5,975	573	14	6,534

Total tax-exempt	46,304	1,599	82	47,821

Total	$248,438	$2,116	$2,680	$247,874

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies and corporations	$40,448	$2	$830	$39,620
Mortgage-backed securities	131,993	35	4,693	127,335
State and political subdivisions	3,759	—	37	3,722
Corporate debt securities	2,537	15	5	2,547
Federal Reserve Bank stock	639	—	—	639
Federal Home Loan Bank stock	15,769	—	—	15,769
Other equity securities	151	—	—	151

Total taxable	195,296	52	5,565	189,783

Tax-exempt:
State and political subdivisions	41,911	645	334	42,222
Other equity securities	5,977	430	30	6,377

Total tax-exempt	47,888	1,075	364	48,599

Total	$243,184	$1,127	$5,929	$238,382

The maturities, amortized cost and estimated fair values of securities at June 30, 2007, are summarized as follows:

	Available for Sale
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Due in one year or less	$54,515	$53,643
Due from one to five years	113,797	111,492
Due from five to ten years	39,912	39,670
Due after ten years	35,321	35,586
Equity securities	18,553	19,135

	$262,098	$259,526

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 7. Loans
Loans are summarized as follows:

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Commercial	$81,292	$69,470	$64,341
Commercial real estate	354,833	314,198	296,681
Construction and development	198,721	215,820	182,000
Residential real estate	283,821	282,512	288,316
Consumer	33,937	36,455	37,040
Other	7,111	6,969	6,188

Total loans	959,715	925,424	874,566
Less unearned income	1,772	1,868	1,767

Total loans net of unearned income	957,943	923,556	872,799
Less allowance for loan losses	8,768	7,511	6,629

Loans, net	$949,175	$916,045	$866,170

Note 8. Allowance for Loan Losses
An analysis of the allowance for loan losses for the six month periods ended June 30, 2007 and 2006, and for the year ended December 31, 2006 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(dollars in thousands)	2007	2006	2006
Balance, beginning of period	$7,511	$6,112	$6,112
Losses:
Commercial	50	32	32
Commercial real estate	40	19	185
Construction and development	—	—	—
Real estate — mortgage	77	—	35
Consumer	82	81	200
Other	98	202	289

Total	347	334	741

Recoveries:
Commercial	21	1	1
Commercial real estate	7	37	46
Construction and development	—	—	—
Real estate — mortgage	5	6	6
Consumer	27	26	63
Other	72	126	179

Total	132	196	295

Net losses	215	138	446
Provision for loan losses	1,030	655	1,845

Reclassification of reserves related to loans previously reflected in discontinued operations	442	—	—

Balance, end of period	$8,768	$6,629	$7,511

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 9. Goodwill and Other Intangible Assets
The following tables present our goodwill at June 30, 2007 and other intangible assets at June 30, 2007, December 31, 2006, and June 30, 2006.

(dollars in thousands)	Goodwill Activity
Balance, January 1, 2007	$2,088
Acquired goodwill, net	—

Balance, June 30, 2007	$2,088

	Unidentifiable Intangible Assets
	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,234	1,159	1,083

Net carrying amount	$1,033	$1,108	$1,184

We recorded amortization expense of approximately $76,000 for the six months ended June 30, 2007 relative to our unidentifiable intangible assets. Annual amortization is expected to be approximately $151,000 for each of the years ending 2007 through 2011.
Note 10. Deposits
The following is a summary of interest bearing deposits by type as of June 30, 2007 and 2006 and December 31, 2006:

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Interest bearing demand deposits	$230,509	$220,167	$214,279
Savings deposits	41,910	47,984	38,737
Retail time deposits	289,826	278,322	251,644
Brokered time deposits	223,771	279,623	190,832

Total	$786,016	$826,096	$695,492

Brokered deposits represent certificates of deposit acquired through a third party. The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of June 30, 2007:

(dollars in thousands)	Amount	Percent
Three months or less	$59,544	20.7%
Three through six months	53,013	18.4%
Six through twelve months	83,012	28.9%
Over twelve months	92,162	32.0%

Total	$287,731	100.0%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
A summary of the scheduled maturities for all time deposits as of June 30, 2007 is as follows:

(dollars in thousands)

Six month period ending December 31, 2007	$252,926
Year ending December 31, 2008	189,059
Year ending December 31, 2009	43,695
Year ending December 31, 2010	23,336
Year ending December 31, 2011	2,169
Thereafter	2,412

$513,597

Note 11. Borrowed Funds
Short-term borrowings: A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at June 30	$93,659	$5,654	$1,588
Average balance outstanding for the period	63,636	6,409	1,886
Maximum balance outstanding at any month end during period	93,659	7,358	2,669
Weighted average interest rate for the period	5.39%	4.10%	7.66%
Weighted average interest rate for balances outstanding at June 30	5.30%	4.11%	7.75%

	Year Ended December 31, 2006
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at December 31	$54,765	$4,731	$932
Average balance outstanding for the period	123,953	5,793	1,026
Maximum balance outstanding at any month end during period	175,408	7,037	1,171
Weighted average interest rate for the period	5.08%	4.03%	7.49%
Weighted average interest rate for balances outstanding at December 31	5.39%	4.08%	7.75%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2006
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
(dollars in thousands)	Advances	Agreements	Credit
Balance at June 30	$157,796	$5,749	$640
Average balance outstanding for the period	151,199	6,334	832
Maximum balance outstanding at any month end during period	175,408	7,037	1,164
Weighted average interest rate for the period	4.82%	3.92%	7.03%
Weighted average interest rate for balances outstanding at June 30	5.36%	4.17%	7.75%
Long-term borrowings: Our long-term borrowings of $214,887,000, $174,292,000 and $147,579,000 at June 30, 2007, December 31, 2006, and June 30, 2006 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).
These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.
The average interest rate paid on long-term borrowings for the six month period ended June 30, 2007 was 5.51% compared to 5.19% for the first six months of 2006.
Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures totaled $19,589,000 at June 30, 2007, December 31, 2006, and June 30, 2006.
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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

(dollars in thousands)
Year Ending
December 31,	Amount
2007	$13,968
2008	52,377
2009	28,911
2010	52,662
2011	2,466
Thereafter	84,092

$234,476

Note 12. Stock Option Plan
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
We transitioned to SFAS No. 123R using the modified prospective application method (“modified prospective application”). As permitted under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.
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
The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. There were no option grants during the first six months of 2007or 2006.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
During the first six months of 2007, we recognized $16,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $6,000, compared to $13,200 compensation expense for the first six months of 2006 with a deferred tax asset of $5,000. At June 30, 2007, we had approximately $28,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next eighteen months.
A summary of activity in our Officer Stock Option Plan during the first six months of 2007 and 2006 is as follows:

For the Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	349,080	$17.83	361,740	$17.41
Granted	—	—	—	—
Exercised	—	—	(8,900)	4.89
Forfeited	—	—	—	—

Outstanding, June 30	349,080	$17.83	352,840	$17.73

Other information regarding options outstanding and exercisable at June 30, 2007 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)

$4.63 - $6.00	83,600	$5.34	5.35	$1,213	83,600	$5.34	$1,213
6.01 - 10.00	31,680	9.49	8.51	328	24,480	9.49	254
10.01 - 17.50	3,500	17.43	6.67	8	3,500	17.43	8
17.51 - 20.00	51,800	17.79	9.47	107	31,000	17.79	64
20.01 - 25.93	178,500	25.19	8.07	—	178,500	25.19	—

	349,080	17.83		$1,656	321,080	18.02	$1,539

Note 13. Commitments and Contingencies
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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
made under the loan facility. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
(dollars in thousands)	2007

Commitments to extend credit:
Revolving home equity and credit card lines	$34,713
Construction loans	81,354
Other loans	39,209
Standby letters of credit	11,747

Total	$167,023

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
Note 14. Restrictions on Capital
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
Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of June 30, 2007, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.
The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital (to risk weighted assets)
Summit	$109,581	11.1%	$78,982	8.0%	$98,727	10.0%
Summit Community	107,527	11.0%	78,276	8.0%	97,845	10.0%
Tier I Capital (to risk weighted assets)
Summit	$100,551	10.2%	39,491	4.0%	59,236	6.0%
Summit Community	98,497	10.1%	39,138	4.0%	58,707	6.0%
Tier I Capital (to average assets)
Summit	$100,551	8.0%	37,600	3.0%	62,667	5.0%
Summit Community	98,497	7.9%	37,588	3.0%	62,647	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$104,231	10.8%	76,991	8.0%	96,239	10.0%
Summit Community	60,813	10.6%	46,032	8.0%	57,540	10.0%
Shenandoah	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier I Capital (to risk weighted assets)
Summit	96,028	10.0%	38,495	4.0%	57,743	6.0%
Summit Community	56,170	9.8%	23,016	4.0%	34,524	6.0%
Shenandoah	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier I Capital (to average assets)
Summit	96,028	7.9%	36,492	3.0%	60,820	5.0%
Summit Community	56,170	7.5%	22,383	3.0%	37,305	5.0%
Shenandoah	37,683	8.0%	14,097	3.0%	23,495	5.0%

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K.
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
Growth in our interest earning assets resulted in an increase of 5.66%, or $1,024,000 in our net interest earnings on a tax equivalent basis for the first six months in 2007 compared to the same period of 2006.
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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Earnings Summary
Income from continuing operations for the six months ended June 30, 2007 grew 14.78% to $5,947,000, or $0.83 per diluted share as compared to $5,181,000, or $0.72 per diluted share for the six months ended June 30, 2006. For the quarter ended June 30, 2007, income from continuing operations increased 21.56% to $3,152,000, or $0.44 per diluted share as compared to $2,593,000, or $0.36 per diluted share for the same period of 2006. Consolidated net income, which includes the results of discontinued operations, grew to $5,634,000 for the six months ended June 30, 2007 compared to $5,605,000 for the same period of 2006. On a quarterly basis, consolidated net income grew 15.19% to $3,034,000 for second quarter 2007 compared to $2,634,000 for the second quarter 2006. Consolidated returns on average equity and assets for the first six months of 2007 were 13.53% and 0.90%, respectively, compared with 14.53% and 0.98% for the same period of 2006.
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
Our consolidated net interest income on a fully tax-equivalent basis totaled $19,108,000 for the six month period ended June 30, 2007 compared to $18,084,000 for the same period of 2006, representing an increase of $1,024,000 or 5.66%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 62 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 10.50% from $1,087,366,000 during the first six months of 2006 to $1,201,516,000 for the first six months of 2007. Average interest bearing liabilities grew 10.69% from $992,532,000 at June 30, 2006 to $1,098,677,000 at June 30, 2007, at an average yield for the first six months of 2007 of 4.74% compared to 4.12% for the same period of 2006.
Our consolidated net interest margin decreased to 3.21% for the six month period ended June 30, 2007, compared to 3.35% for the same period in 2006. On a quarterly basis, our net interest margin declined to 3.22% at June 30, 2007, from 3.32% for the quarter ended June 30, 2006. Our net interest margin increased 2 basis points compared to the linked quarter. Our margin continues to be affected by our loan growth in an extremely competitive environment. The current competitive pressures are causing loan rates to be lower. Also, our loan growth is at a faster pace than we have been able to grow lower cost retail funds, causing us to rely more on higher cost, non-retail deposit funding vehicles. The current competitive and market conditions are also causing deposit rates to be higher. For the six months ended June 30, 2007 compared to June 30, 2006, the yields on earning assets increased 42 basis points, while the cost of our interest bearing funds increased by 62 basis points.
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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table I — Average Balance Sheet and Net Interest Income Analysis
(dollars in thousands)

	For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$934,513	$37,645	8.12%	$844,093	$32,077	7.66%
Tax-exempt (1)	9,147	358	7.89%	8,242	305	7.46%
Securities
Taxable	209,965	5,316	5.11%	188,414	4,385	4.69%
Tax-exempt (1)	46,433	1,597	6.94%	44,988	1,568	7.03%
Federal funds sold and interest bearing deposits with other banks	1,458	33	4.56%	1,629	37	4.58%

Total interest earning assets	1,201,516	44,949	7.54%	1,087,366	38,372	7.12%

Noninterest earning assets
Cash & due from banks	13,821			14,259
Premises and equipment	22,260			23,475
Other assets	27,452			25,890
Allowance for loan losses	(8,376)			(6,525)

Total assets	$1,256,673			$1,144,465

Interest bearing liabilities
Interest bearing demand deposits	$225,705	$4,150	3.71%	$209,565	$3,366	3.24%
Savings deposits	44,820	398	1.79%	40,209	147	0.74%
Time deposits	546,634	13,362	4.93%	402,422	8,048	4.03%
Short-term borrowings	71,930	1,918	5.38%	158,365	3,795	4.83%
Long-term borrowings and capital trust securities	209,588	6,013	5.79%	181,971	4,932	5.47%

Total interest bearing liabilities	1,098,677	25,841	4.74%	992,532	20,288	4.12%

Noninterest bearing liabilities and shareholders’ equity
Demand deposits	62,986			64,906
Other liabilities	11,722			9,850
Shareholders’ equity	83,288			77,177

Total liabilities and shareholders’ equity	$1,256,673			$1,144,465

Net interest earnings		$19,108			$18,084

Net yield on interest earning assets			3.21%			3.35%

(1)
- Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $649,000 and $623,000 for the periods ended June 30, 2007 and June 30 2006, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table II — Changes in Interest Margin Attributable to Rate and Volume
(dollars in thousands)

	For the Six Months Ended
	June 30, 2007 versus June 30, 2006
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,568	$2,000	$5,568
Tax-exempt	34	19	53
Securities
Taxable	527	404	931
Tax-exempt	50	(21)	29
Federal funds sold and interest bearing deposits with other banks	(4)	—	(4)

Total interest earned on interest earning assets	4,175	2,402	6,577

Interest paid on:
Interest bearing demand deposits	272	512	784
Savings deposits	19	232	251
Time deposits	3,280	2,034	5,314
Short-term borrowings	(2,265)	388	(1,877)
Long-term borrowings and capital trust securities	781	300	1,081

Total interest paid on interest bearing liabilities	2,087	3,466	5,553

Net interest income	$2,088	$(1,064)	$1,024

Noninterest Income
Total noninterest income from continuing operations increased to $2,166,000 for the six months ended June 30, 2007, compared to $2,112,000 for the same period of 2006. Other income increased $146,000 for the six months ended June 30, 2007 compared to the same period of 2006 and $106,000 for the second quarter of 2007 compared to second quarter 2006 due to increases in financial services revenue and debit card income due to increased customer activity. Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income
(dollars in thousands)

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Insurance commissions	$209	$247	$416	$477
Service fees	736	726	1,353	1,356
(Loss) on sale of assets	(33)	—	(32)	(4)
Other	242	136	429	283

Total	$1,154	$1,109	$2,166	$2,112

Noninterest Expense
Total noninterest expense for continuing operations was well controlled, increasing approximately $335,000, or 3.0% during the first six months of 2007 as compared to the same period in 2006 and $46,000 or 0.8% for second quarter 2007 compared to second quarter 2006 Salaries and employee benefits expense represented the largest category of expense growth, which resulted primarily from general merit raises. Table III below shows the breakdown of these increases.
Table III — Noninterest Expense
(dollars in thousands)

	For the Quarter Ended June 30,				For the Six Months Ended June 30.
	Change				Change
	2007	$	%	2006	2007	$	%	2006
Salaries and employee benefits	$3,238	$189	6.2%	$3,049	$6,463	$359	5.9%	$6,104
Net occupancy expense	408	18	4.6%	390	826	35	4.4%	791
Equipment expense	493	(3)	-0.6%	496	940	(6)	-0.6%	946
Supplies	197	(25)	-11.3%	222	370	(18)	-4.6%	388
Professional fees	193	(52)	-21.2%	245	367	(85)	-18.8%	452
Amortization of intangibles	38	—	0.0%	38	76	—	0.0%	76
Other	1,151	(81)	-6.6%	1,232	2,326	50	2.2%	2,276

Total	$5,718	$46	0.8%	$5,672	$11,368	$335	3.0%	$11,033

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
We recorded a $780,000 provision for loan losses for the first six months of 2007, compared to $655,000 for the same period in 2006. Net loan charge offs for the first six months of 2007 were $215,000, as compared to $138,000 over the same period of 2006. At June 30, 2007, the allowance for loan losses totaled $8,768,000 or 0.91% of loans, net of unearned income, compared to $7,511,000 or 0.81% of loans, net of unearned income at December 31, 2006.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.
Table IV — Summary of Past Due Loans and Non-Performing Assets
(dollars in thousands)

	June 30,		December 31,
	2007	2006	2006
Accruing loans past due 90 days or more	$5,631	$290	$4,638
Nonperforming assets:
Nonaccrual loans	1,676	697	638
Foreclosed properties	850	283	77
Repossessed assets	1	15	—

Total	$8,158	$1,285	$5,353

Total nonperforming loans as a percentage of total loans	0.76%	0.11%	0.57%

Total nonperforming assets as a percentage of total assets	0.64%	0.11%	0.43%

Relationships with three developers comprise in excess of 50 percent of total nonperforming assets. Each of these loans is well-collateralized and adequate reserves are in place. We have experienced an upward trend in our internally classified assets. This trend has primarily been in residential real estate development loans due to the recent slowdown in the sales of newly constructed homes.
In addition, as a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 4.12% at December 31, 2006 to 5.81% at June 30, 2007. Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices. Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection. In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by each subsidiary bank’s primary regulatory agency. The increase in internally classified loans at June 30, 2007 is primarily due to two customer relationships. Management downgraded these two relationships, as they fell outside of our internal lending policy guidelines and does not expect any material future losses related to these two relationships. Refer to the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.
FINANCIAL CONDITION
Our total assets were $1,279,720,000 at June 30, 2007, compared to $1,234,831,000 at December 31, 2006, representing a 3.6% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2006 and June 30, 2007.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table V — Summary of Significant Changes in Financial Position
(dollars in thousands)

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2006	Amount	Percentage	2007
Assets
Securities available for sale	$247,874	11,652	4.7%	$259,526
Loans, net	916,045	33,130	3.6%	949,175

Liabilities
Deposits	$888,688	$(38,299)	-4.3%	$850,389
Short-term borrowings	60,428	40,473	67.0%	100,901
Long-term borrowings and subordinated debentures	193,881	40,595	20.9%	234,476
Loan growth during the first six months of 2007, occurring principally in the commercial real estate portfolio, was funded primarily by borrowings from the FHLB.
Deposits decreased approximately $38 million during the first half of 2007. This decrease was primarily in brokered deposits, which were replaced with FHLB short-term borrowings, which is reflected in their $40 million increase.
Refer to Notes 6, 7, 10, and 11 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2007 and December 31, 2006.
LIQUIDITY
Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $289 million, or 22.6% of total assets at June 30, 2007 versus $275 million, or 22.3% of total assets at December 31, 2006.
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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAPITAL RESOURCES
One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at June 30, 2007 totaled $83,067,000 compared to $79,875,000 at December 31, 2006.
During second quarter 2007, our Board of Directors declared and paid the first half 2007 cash dividend of $0.17 per share compared to $0.16 paid for the first half of 2006. The first half 2007 dividend totaled $1,204,000, representing a 5.43% increase over the $1,142,000 paid during the first half 2006.
Refer to Note 14 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.
CONTRACTUAL CASH OBLIGATIONS
During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at June 30, 2007.

	Long	Capital
	Term	Trust	Operating
(dollars in thousands)	Debt	Securities	Leases

2007	$13,968	$—	$185
2008	52,377	—	259
2009	28,911	—	227
2010	52,662	—	123
2011	2,466	—	89
Thereafter	64,503	19,589	199

Total	$214,887	$19,589	$1,082

OFF-BALANCE SHEET ARRANGEMENTS
We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital. These arrangements at June 30, 2007 are presented in the following table.

June 30,
(dollars in thousands)	2007

Commitments to extend credit:
Revolving home equity and credit card lines	$34,023
Construction loans	88,947
Other loans	32,560
Standby letters of credit	13,928

Total	$169,458

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
Some amount of interest rate risk is inherent and appropriate to the banking business. Our net income is affected by changes in the absolute level of interest rates. The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive in the intermediate term. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Net income would increase in a falling interest rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.
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
The following table shows our projected earnings sensitivity as of June 30, 2007 which is well within our ALCO policy limit of a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	0 - 24 Months

Down 200 (1)	1.32%	5.79%
Down 200, steepening yield curve (2)	2.24%	10.01%
Up 100 (1)	0.75%	0.18%
Up 200 (1)	0.66%	-4.21%

(1)	assumes a parallel shift in the yield curve

(2)	assumes steepening curve whereby short term rates decline by 200 basis points, while long term rates decline by 50 basis points

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTROLS AND PROCEDURES
Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2007, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2007 were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information
Item 1. Legal Proceedings
We are involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements. The Company is also involved in other legal proceedings described more fully below.
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
The plaintiff seeks damages in the amount proven at trial on each claim and punitive damages in the amount of $350,000. Plaintiff also seeks permanent and temporary injunctive relief prohibiting the alleged use of proprietary information by Summit Financial and the alleged solicitation of Corinthian’s employees. On January 22, 2004, the Circuit Court of Fairfax County, Virginia denied Corinthian’s petition for a temporary injunction.
On November 20, 2006, Corinthian filed an Amended Complaint which joined Summit Financial Group as a defendant and requested damages in the amount of 20 million dollars. Trial of this matter is currently scheduled to begin on January 14, 2008.
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
On January 4, 2006, Mary Forrest, an individual, filed an alleged class action suit in the United States District Court for the Eastern District of Wisconsin, Milwaukee Division, against our subsidiary, Shenandoah Valley National Bank (“Shenandoah”). Further, on May 19, 2006, Marti L. Klutho, an individual, filed an alleged class action suit in the United States District Court for the Eastern District of Missouri, Eastern Division, also against Shenandoah. The plaintiffs in each case claim that Shenandoah violated the Federal Fair Credit Reporting Act (“FCRA”) alleging that Shenandoah used information contained in their consumer reports, without extending a “firm offer of credit” within the meaning of the FCRA.
In the Forrest case, responsive pleadings have been filed, written discovery has been exchanged by the parties, and plaintiff’s deposition has been taken. Plaintiff moved to certify the case as a class action. Her motion was denied on the ground that plaintiff is not an adequate class representative. Plaintiff thereafter requested permission to appeal to the United States Court of Appeals for the Seventh Circuit, and her request was denied. Although the denial does not dispose of the certification issue with finality, this is currently a single plaintiff case. This case and certain other similar cases pending in the Eastern District of Wisconsin were stayed awaiting a ruling from the United States Supreme Court on the standard for determining what constitutes a “willful” violation under the FCRA. On June 4, 2007, the United States Supreme Court determined that willfulness under the FCRA covers both knowing and reckless violations of the Act. On June 19, 2007, the District Court lifted the stay and set a scheduling conference to take place on August 14, 2007. The Company intends to vigorously defend this case. However, because the Company’s investigation and discovery are not complete, management is unable to estimate the impact, in any, of an adverse decision.

Summit Financial Group, Inc. and Subsidiaries
In the Klutho case the Company moved for judgment on the pleadings, claiming that plaintiff has no legally viable claim. The Court granted the Company’s motion and dismissed the plaintiff’s claims in their entirety with prejudice on May 22, 2007. Plaintiff has not attempted to challenge the court’s ruling, and the time for plaintiff to file any post-judgment motions and/or a notice of appeal have expired; therefore, the Klutho case is concluded.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 17, 2007, we held our Annual Meeting of Shareholders, and the shareholders took the following actions:
1.	Elected as directors the following individuals to three year terms:

	For	Withheld
Oscar M. Bean	5,597,219	42,793
Dewey F. Bensenhaver	5,609,833	30,179
John W. Crites	5,602,071	37,941
James P. Geary II	5,568,257	71,755
Phoebe F. Heishman	5,536,356	103,656
Charles S. Piccirillo	5,538,602	101,410
The following directors’ terms of office continued after the 2007 annual shareholders’ meeting: Frank A. Baer, III, James M. Cookman, Patrick N. Frye, Thomas J. Hawse, III, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, Duke A. McDaniel, Ronald F. Miller, and G. R. Ours, Jr.
2.	Ratified Arnett & Foster, PLLC, to serve as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstentions
5,523,335	8,091	42,712

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
Date: August 8, 2007