Form 10-K/A
period 2006-12-31
SUMMIT FINANCIAL GROUP INC
filed 2007-09-26
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K/A, and the Parts and Items of the Form 10-K/A into which the documents are incorporated.

Document	Part of Form 10-K/A into which document is incorporated
Portions of the Registrant’s 2006 Annual Report to Shareholders	Part I - Items 1, 2, 3, 5, and 9A Part II - Items 6, 7, 7A, and 8
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007	Part III - Items 10, 11, 12, 13, and 14

EXPLANATORY NOTE

Summit Financial Group, Inc. (“Company” or “Summit”) is filing this amendment to its Annual Report on From 10-K for the year ended December 31, 2006 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”).  This amendment is being filed to correct errors in the originally filed Annual Report on Form 10-K related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In 2003, we entered into four interest rate swap agreements on certain convertible rate advances from the Federal Home Loan Bank(“FHLB”) that were designated as fair value hedges.  The terms of the FHLB convertible rate advances include an option of the FHLB to convert the debt’s fixed interest rate to a variable rate on a quarterly basis.  We evaluated these hedging relationships and concluded that the short-cut method of hedge accounting could be applied and the assumption of no ineffectiveness was valid based upon:  (a) the criteria in paragraph 68 of SFAS 133 were met, and (b) the conversion options in the FHLB advances were mirrored in the interest rate swaps.

Based on comments received from the Securities and Exchange Commission, we learned that the above interpretation of paragraph 68 is incorrect.  The conversion is not specifically listed in paragraph 68, and the presence of that term prohibits the application of the short-cut method of hedge accounting, even if the terms are mirrored between the interest rate swap and the hedged item.  Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the advances and results in all fair value changes for the interest rate swaps being recognized in noninterest income.  Additionally, the net cash settlement payments received/paid during each period for these interest rate swaps were reclassified from interest expense on long-term borrowings to noninterest income.

See Note 1, Restatement, in the Notes to Consolidated Financial Statements for a summary of the effects of this restatement.

We have also updated information relative to material subsequent events and legal matters in Notes 15 and 21 of the Notes to Consolidated Financial Statements to reflect the current status of such items through the filing date of this Form 10-K/A.

SUMMIT FINANCIAL GROUP, INC
Form 10-K/A Index

Page
PART I.

Item 1. Business	4-10

Item 1A. Risk Factors	11

Item 1B. Unresolved Staff Comments	12

Item 2. Properties	12

Item 3. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Shareholders	13

PART II.

Item 5. Market for Registrant's Common Equity, Related
Shareholder Matters, and Issuer Purchase of Equity Securities	14-15

Item 6. Selected Financial Data	15

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation	15

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	16

Item 8. Financial Statements and Supplementary Data	16

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	16

Item 9A. Controls and Procedures	16

Item 9B. Other Information	16

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance	17

Item 11. Executive Compensation	17

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Shareholder Matters	17

Item 13. Certain Relationships and Related Transactions and Director Independence	17

Item 14. Principal Accounting Fees and Services	17

PART IV.

Item 15. Exhibits, Financial Statement Schedules	18-19

SIGNATURES	20

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

Statistical Information

The information noted below is provided pursuant to Guide 3 - Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2006, which portions have been filed as an exhibit to this Form 10-K/A and are incorporated herein by reference.

Description of Information	Page Reference
1. Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a. Average Balace Sheets	6
b. Analysis of Net Interest Earnings	5
c. Rate Volume Analysis of Changes in Interest Income and Expense	7
2. Investment Portfolio
a. Book Value of Investments	10
b. Maturity Schedule of Investments	10
c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	10
3. Loan Portfolio
a. Types of Loans	9
b. Maturities and Sensitivity to Changes in Interest Rates	33
c. Risk Elements	11
d. Other Interest Bearing Assets	n/a
4. Summary of Loan Loss Experience	13
5. Deposits
a. Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid	6
b. Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More	36
6. Return of Equity and Assets	2
7. Short-term Borrowings	37

Item 1A. Risk Factors

Investments in Summit Financial Group, Inc. common stock involve risk as discussed below.

Market Price Fluctuations

The market price of our stock may fluctuate significantly in response to several factors, including:
·        Changes in securities analysts’ estimates of financial performance
·        Volatility of stock market prices and volumes
·        Rumors or erroneous information
·        Changes in market valuations of similar companies
·        Changes in interest rates
·        New developments in the banking industry
·        Variations in our quarterly or annual operating results
·        New litigation or changes in existing litigation
·        Regulatory actions

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

Item 3.                      Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 15 of our consolidated financial statements in the Financial Information section of our 2006 Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting (As Restated): Information required by this item is set forth under the heading "REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)" in the Financial Information section of our Revised 2006 Annual Report , portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm :  Summit Financial Group, Inc.’s independent auditor, Arnett & Foster, LLC, a registered public accounting firm, has audited management’s revised assessment of our internal control over financial reporting as of December 31, 2006, as stated in their report herein: "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)" in the Financial Information section of our 2006 Revised Annual Report, portions of which are attached hereto as Exhibit 13 and incorporated herein by reference.

(a)	Restatement

As a result of a review by the Staff of the Securities and Exchange Commission (the “Staff”) of Summit’s Form 10-K filed for the year ended December 31, 2006, the Company learned that its interpretation with respect to applying the short-cut method of hedge accounting under paragraph 68 of SFAS 133 to certain of its interest rate swaps was incorrect.

In August 2003, Summit entered into four interest rate swaps with notional values totaling $36 million that were designated as fair value hedges of certain convertible rate advances from the Federal Home Loan Bank (“FHLB”).  The terms of the FHLB convertible rate advances include an option of the FHLB to convert the debt’s fixed interest rate to a variable rate on a quarterly basis.  Summit evaluated these hedging relationships and concluded that the short-cut method of hedge accounting could be applied and the assumption of no ineffectiveness was valid based upon:  (a) the criteria in paragraph 68 of SFAS 133 were met, and (b) the conversion options in the FHLB advances were mirrored in the interest rate swaps.

Based on comments received from the Staff, Summit learned that the above interpretation of paragraph 68 is incorrect.  The conversion is not specifically listed in paragraph 68, and the presence of that term prohibits the application of the short-cut method of hedge accounting, even if the terms are mirrored between the interest rate swap and the hedged item. Although these hedging relationships would have qualified for hedge accounting if the “long haul” method had been applied, SFAS 133 does not permit the use of the “long haul” method retroactively. Consequently, the restatement assumes hedge accounting was not applied to these derivatives and the related hedged item during the periods under review.

On August 16, 2007, Management, the Audit Committee of the Board of Directors and the Executive Committee of the Board of Directors of Summit Financial Group, Inc. (“Summit” or the “Company”) concluded that a restatement of its financial statements and other financial information for the year ended December 31, 2006 and for the quarters ended March 31 and June 30 of 2007 (including the financial statements and other financial information for all comparative periods contained therein) with respect to the accounting for certain derivatives transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) was necessary.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As a result we determined that a deficiency in processes and procedures over financial reporting of derivatives and hedging originally classified as effective at December 31, 2006 should have been classified as ineffective at December 31, 2006. Solely as a result of this condition, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006, March 31, 2007 and June 30, 2007.

(c) Remediation of Material Weakness in Internal Control

We believe that we will have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions used as hedges as of September 30, 2007. The remedial actions planned include:

•
implementing additional management and oversight controls to review and approve hedging strategies and related documentation to ensure hedge accounting is appropriately applied with respect to SFAS 133 and related guidance;

•	retesting our internal financial controls with respect to the deficiencies related to the material weakness to ensure they are operating effectively to ensure compliance with SFAS 133; and

•
improving training, education and accounting reviews to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations.

Changes in Internal Control Over Financial Reporting: As previously reported, there were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Page(s) in Form 10-K or Prior
Exhibit Number	Description	Filing Reference
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Amended and Restated By-laws of Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i) Employment Agreement with H. Charles Maddy, III	(c)
	(ii) Change in Control Agreement with H. Charles Maddy, III	(d)
	(iii) Amendment to Employment Agreement with H. Charles Maddy, III	(e)
	(iv) Employment Agreement with Ronald F. Miller	(f)
	(v) Amendment to Employment Agreement with Ronald F. Miller	(g)
	(vi) Amended and Restated Employment Agreement with C. David Robertson	(h)
	(vii) Employment Agreement with Patrick N. Frye	(i)
	(vii) Employment Agreement with Robert S. Tissue	(i)
	(vii) Employment Agreement with Scott C. Jennings	(i)
	(viii) Employment Agreement with Douglas T. Mitchell	(j)
	(ix) 1998 Officers Stock Option Plan	(k)
	(x) Board Attendance and Compensation Policy, as amended	(l)
	(xi) Summary of Compensation Paid to ExecutiveOfficers of Summit Financial Group, Inc. and Amendments to Executive Agreement	(m)
	(xii) Summit Financial Group, Inc. Directors Deferral Plan	(n)
	(xiii) Amendment No. 1 to Directors Deferral Plan Agreement	(o)
	(xiv) Summit Financial Group, Inc. Incentive Plan	(p)
	(xv)Shenandoah Valley National Bank Incentive Plan	(q)
	(xvi) Summit Community Bank Incentive Compensation Plan	(r)
	(xvii) Form of Non-Qualified Stock Option Grant Agreement	(s)
	(xviii) Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(t)

(12)	Statements Re: Computation of Ratios

(13)	Portions of 2006 Annual Report to Shareholders incorporated by reference into this Form 10-K

(21)	Subsidiaries of Registrant

(23)	Consent of Arnett & Foster, P.L.L.C.

(24)	Power of Attorney

(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a) Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b) Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(d)Incorporated by reference to Exhibit 10.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(e) Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2006.
(f)Incorporated by reference to Exhibit 10(ii) of South Branch Valley Bancorp, Inc.’s filing on Form 10-KSB dated December 31, 1998.
(g) Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006
(h)Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(i)Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc. filing on Form 8-K dated December 30, 2005
(j)Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(k)Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(l)Incorporated by reference to Exhibit 10.8 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(m) Incorporated by reference to Summit Financial Group, Inc.’s filing on Form 8-K dated December 14, 2006.
(n)Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(o)Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
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

       SUMMIT FINANCIAL GROUP, INC.
       a West Virginia Corporation
       (registrant)

By: /s/ H. Charles Maddy, III                              September 25, 2007                                                  By: /s/ Julie R. Cook             September 25, 2007
      H. Charles Maddy, III                                                Date                                                                      Julie R. Cook                                Date
      President & Chief Executive Officer                                                                                                      Vice President &
                                                           Chief Accounting Officer

By: /s/ Robert S. Tissue             September 25, 2007
       Robert S. Tissue                                                        Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                         September 25, 2007
      Robert S. Tissue                                                              Date
      Attorney-in-fact