Form 10-Q/A
period 2007-03-31
SUMMIT FINANCIAL GROUP INC
filed 2007-09-26
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Summit Financial Group, Inc. (“Company” or “Summit”) is filing this amendment to its Quarterly Report on From 10-Q for the quarter ended March 31, 2007 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”).  This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

We have also updated information relative to material subsequent events and legal matters in Note 15 of the Notes to Consolidated Financial Statements and Part II Other Information Item 1. Legal Proceedings to reflect the current status of such items through the filing date of this Form 10-Q/A.

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2007 (unaudited), December 31, 2006, and March 31, 2006 (unaudited)	5

		Consolidated statements of income for the three months ended March 31, 2007 and 2006 (unaudited)	6

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2007 and 2006 (unaudited)	7

		Consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-24

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

	Item 4.	Controls and Procedures	34-35

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		37

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits

		Exhibit 3.1	By-Laws of Summit Financial Group, Inc. as last amended and restated on April 27, 2007

		Exhibit 10.1	Chief Banking Officer Incentive Plan

		Exhibit 11	Statement re: Computation of Earnings per Share - Information contained in Note 5 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				38

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
	(unaudited) (Restated)	(*) (Restated)	(unaudited) (Restated)
ASSETS
Cash and due from banks	$12,232,258	$12,030,969	$14,780,214
Interest bearing deposits with other banks	105,752	270,589	1,658,080
Federal funds sold	1,412,000	517,000	607,000
Securities available for sale	258,172,895	247,874,120	233,804,893
Loans, net	930,768,989	916,045,185	824,359,382
Property held for sale	42,000	41,000	268,287
Premises and equipment, net	22,178,553	22,445,635	22,782,107
Accrued interest receivable	6,656,344	6,351,575	4,845,037
Intangible assets	3,158,732	3,196,520	3,309,885
Other assets	17,631,089	17,031,762	17,560,138
Assets related to discontinued operations	2,169,610	9,714,749	14,577,381
Total assets	$1,254,528,222	$1,235,519,104	$1,138,552,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$60,644,647	$62,591,493	$62,860,714
Interest bearing	816,580,699	826,096,142	667,876,124
Total deposits	877,225,346	888,687,635	730,736,838
Short-term borrowings	79,886,486	60,427,675	136,482,684
Long-term borrowings	183,819,248	176,109,484	165,812,828
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589,000	19,589,000	19,589,000
Other liabilities	10,953,808	9,843,823	10,763,518
Liabilities related to discontinued operations	1,104,319	2,109,320	755,962
Total liabilities	1,172,578,207	1,156,766,937	1,064,140,830

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2007 - 7,084,980 shares; issued December 2006 - 7,084,980
shares; issued March 2006 - 7,134,920 shares	18,028,656	18,020,591	18,905,744
Retained earnings	63,822,588	61,083,257	57,781,820
Accumulated other comprehensive income	98,771	(351,681)	(2,275,990)
Total shareholders' equity	81,950,015	78,752,167	74,411,574

Total liabilities and shareholders' equity	$1,254,528,222	$1,235,519,104	$1,138,552,404
 (*) - December 31, 2006 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statement

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
	2007 (Restated)	2006 (Restated)
Interest income
Interest and fees on loans
Taxable	$18,597,172	$15,140,378
Tax-exempt	115,189	99,745
Interest and dividends on securities
Taxable	2,579,027	2,134,877
Tax-exempt	544,882	511,765
Interest on interest bearing deposits with other banks	2,692	16,457
Interest on Federal funds sold	3,185	7,768
Total interest income	21,842,147	17,910,990
Interest expense
Interest on deposits	9,028,100	5,153,192
Interest on short-term borrowings	958,063	1,963,989
Interest on long-term borrowings and subordinated debentures	2,652,653	2,335,186
Total interest expense	12,638,816	9,452,367
Net interest income	9,203,331	8,458,623
Provision for loan losses	390,000	325,000
Net interest income after provision for loan losses	8,813,331	8,133,623
Other income
Insurance commissions	206,083	230,066
Service fees	616,914	630,890
Gain (loss) on sale of assets	1,828	(3,875)
Net cash settlement on derivative instruments	(184,346)	(71,760)
Change in fair value of derivative instruments	226,673	(473,060)
Other	189,351	140,897
Total other income	1,056,503	453,158
Other expense
Salaries and employee benefits	3,225,616	3,055,157
Net occupancy expense	418,298	401,119
Equipment expense	446,111	449,568
Supplies	172,118	165,879
Professional fees	174,334	207,534
Postage	67,224	55,700
Advertising	24,551	48,886
Amortization of intangibles	37,788	37,788
Other	1,083,306	939,498
Total other expense	5,649,346	5,361,129
Income before income taxes	4,220,488	3,225,652
Income tax expense	1,285,932	928,901
Income from continuing operations	$2,934,556	$2,296,751
Discontinued Operations
Reversal of severance in exit costs	80,011	-
Operating income(loss)	(371,736)	608,878
Income from discontinued operations before income tax expense(benefit)	(291,725)	608,878
Income tax expense(benefit)	(96,500)	226,000
Income from discontinued operations	(195,225)	382,878
Net Income	$2,739,331	$2,679,629

Basic earnings from continuing operations per common share	$0.41	$0.32
Basic earnings per common share	$0.39	$0.38

Diluted earnings from continuing operations per common share	$0.41	$0.32
Diluted earnings per common share	$0.38	$0.37

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (unaudited)

			Accumulated	Total
	Common		Other	Share-
	Stock and	Retained	Compre-	holders'
	Related	Earnings	hensive	Equity
	Surplus	(Restated)	Income	(Restated)

Balance, December 31, 2006	$18,020,591	$61,083,257	$(351,681)	$78,752,167
Three Months Ended March 31, 2007
Comprehensive income:
Net income	-	2,739,331	-	2,739,331
Other comprehensive income,
net of deferred tax expense
of $276,083:
Net unrealized gain on
securities of $450,452, net
of reclassification adjustment
for gains included in net
income of $0	-	-	450,452	450,452
Total comprehensive income				3,189,783
Exercise of stock options	8,065	-	-	8,065

Balance, March 31, 2007	$18,028,656	$63,822,588	$98,771	$81,950,015

Balance, December 31, 2005	$18,856,774	$55,102,191	$(1,268,356)	$72,690,609
Three Months Ended March 31, 2006
Comprehensive income:
Net income	-	2,679,629	-	2,679,629
Other comprehensive income,
net of deferred tax benefit
of ($617,582):
Net unrealized (loss) on
securities of ($1,007,634)	-	-	(1,007,634)	(1,007,634)
Total comprehensive income				1,671,995
Exercise of stock options	48,970	-	-	48,970

Balance, March 31, 2006	$18,905,744	$57,781,820	$(2,275,990)	$74,411,574

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2007 (Restated)	2006 (Restated)
Cash Flows from Operating Activities
Net income	$2,739,331	$2,679,629
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	385,779	411,139
Provision for loan losses	640,000	395,000
Stock compensation expense	8,065	6,617
Deferred income tax (benefit)	113,082	(306,399)
Loans originated for sale	(8,149,409)	(73,051,790)
Proceeds from loans sold	15,674,280	80,031,236
(Gain) on sales of loans held for sale	(286,302)	(2,737,342)
Securities (gains)	-	-
Change in fair value of derivative instruments	(226,673)	473,060
Reversal of exit costs accrual of discontinued operations	(80,192)
Loss on disposal of other assets	(1,828)	3,875
Amortization of securities premiums, net	(14,781)	66,874
Amortization of goodwill and purchase accounting
adjustments, net	40,671	40,670
(Decrease) in accrued interest receivable	(304,957)	(21,454)
(Increase) in other assets	(818,316)	(281,102)
Increase in other liabilities	530,171	1,693,057
Net cash provided by (used in) operating activities	10,248,921	9,403,070
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	164,837	(121,574)
Proceeds from maturities and calls of securities available for sale	4,484,392	955,937
Proceeds from sales of securities available for sale	1,623,800	2,905,400
Principal payments received on securities available for sale	6,817,338	5,585,097
Purchases of securities available for sale	(22,498,098)	(21,145,507)
Net (increase) decrease in Federal funds sold	(895,000)	3,043,000
Net loans made to customers	(15,361,000)	(31,652,753)
Purchases of premises and equipment	(122,839)	(798,637)
Proceeds from sales of other assets	85,675	16,695
Purchase of life insurance contracts	-	(440,000)
Net cash provided by (used in) investing activities	(25,700,895)	(41,652,342)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	5,238,895	8,955,789
Net increase(decrease) in time deposits	(16,754,207)	47,937,426
Net increase(decrease) in short-term borrowings	19,458,811	(45,545,429)
Proceeds from long-term borrowings	10,000,000	15,000,000
Repayment of long-term borrowings	(2,290,236)	(1,896,415)
Exercise of stock options	-	42,354
Net cash provided by financing activities	15,653,263	24,493,725
Increase (decrease) in cash and due from banks	201,289	(7,755,547)
Cash and due from banks:
Beginning	12,030,969	22,535,761
Ending	$12,232,258	$14,780,214

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
	2006 (Restated)	2005 (Restated)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,231,731	$8,976,219
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$43,000	$3,000

See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)
                  `

Note 1. Restatement

Summit Financial Group, Inc. (“We”, “Company”, or “Summit”) is restating its consolidated financial statements and other financial information to correct errors related to our derivative accounting under Statement of Financial Accounting Standards No. 133, Accourting for Derivative Instruments and Hedging Activities (“SFAS. No. 133”).

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

Recently, we learned that the above interpretation of paragraph 68 is incorrect.  The conversion is not specifically listed in paragraph 68, and the presence of that term prohibits the application of the short-cut method of hedge accounting, even if the terms are mirrored between the interest rate swap and the hedged item.  Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the advances and results in all fair value changes for the interest rate swaps being recognized in noninterest income.  Additionally, the net cash settlement payments received/paid during each period for these interest rate swaps were reclassified from interest expense on long-term borrowings to noninterest income.

The following tables reflect a summary of both the originally reported and restated amounts:

Consolidated Balance Sheets

	March 31, 2007		December 31, 2006		March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Other assets	$17,027,641	$17,631,089	$16,343,431	$17,031,762	$16,699,264	$17,560,138
Total assets	1,253,924,774	1,254,528,222	1,234,830,773	1,235,519,104	1,137,691,530	1,138,552,404
Long-term borrowings	182,225,213	183,819,248	174,292,074	176,109,484	163,547,368	165,812,828
Total liabilities	1,170,990,183	1,172,578,207	1,154,955,538	1,156,766,937	1,061,875,370	1,064,140,830
Retained earnings	64,807,164	63,822,588	62,206,325	61,083,257	59,186,406	57,781,820
Total shareholders' equity	82,934,591	81,950,015	79,875,235	78,752,167	75,816,160	74,411,574
Total liabilities and shareholders' equity	1,253,924,774	1,254,528,222	1,234,830,773	1,235,519,104	1,137,691,530	1,138,552,404

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)

Consolidated Statements of Income

	Three Months Ended March 31,
	2007		2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Interest income	$21,842,147	$21,842,147	$17,910,990	$17,910,990
Interest expense	12,818,136	12,638,816	9,531,650	9,452,367
Net interest income	9,024,011	9,203,331	8,379,340	8,458,623
Provision for loan losses	390,000	390,000	325,000	325,000
Noninterest income:
Net cash settlement
on derivative instruments	-	(184,346)	-	(71,760)
Change in fair value of
derivative instruments	-	226,673	-	(473,060)
Other noninterest income	1,012,448	1,014,176	1,003,360	997,978
Noninterest expense	5,649,346	5,649,346	5,361,129	5,361,129
Income from continuing operations
before income taxes	3,997,113	4,220,488	3,696,571	3,225,652
Income tax expense	1,201,050	1,285,932	1,107,850	928,901
Income from continuing operations
Income (loss) from discontinued	2,796,063	2,934,556	2,588,721	2,296,751
operations, net of income taxes	(195,225)	(195,225)	382,878	382,878
Net income	$2,600,838	$2,739,331	$2,971,599	$2,679,629

Diluted earnings per share:
Income from continuing operations	$0.39	$0.41	$0.36	$0.32
Net income	$0.36	$0.38	$0.41	$0.37
Average diluted shares outstanding	7,147,170	7,147,170	7,189,063	7,189,063

Consolidated Statements of Shareholders' Equity

	March 31,
	2007		2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance, beginning of period	$73,803,225	$78,752,167	$73,803,225	$72,690,609
Increase attributable to net income	8,267,205	2,739,331	2,974,599	2,679,629
Balance, end of period	82,934,590	81,950,015	75,816,160	74,411,574

In addition, the following Notes to Consolidated Financial Statements have been restated:  5, 11 and 14.

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)

Note 2. Basis of Presentation

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K/A. Certain accounts in the consolidated financial statements for December 31, 2006 and March 31, 2006, as previously presented, have been reclassified to conform to current year classifications.

Note 3. Significant New Accounting Pronouncements

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

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)

	Operating Lease Terminations	Vendor Contract Terminations	Severance Payments	Total
Balance, December 31, 2006	$734,000	$740,000	$385,000	$1,859,000
Less:
Payments from the accrual	(184,863)	-	(287,889)	(472,752)
Reversal of over accrual	-	-	(80,011)	(80,011)
Balance, March 31, 2007	$549,137	$740,000	$17,100	$1,306,237

Note 5. Earnings per Share

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31, (Restated)
	2007	2006
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$2,934,556	$2,296,751
Income (loss) from discontinued operations	(195,225)	382,878
Net Income	$2,739,331	$2,679.629

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,084,980	7,128,076
Effect of dilutive securities:
Stock options	62,190	60,987
	62,190	60,987
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,147,170	7,189,063

Basic earnings per share from continuing operations	$0.41	$0.32
Basic earnings per share from discontinued operations	(0.03)	0.06
Basic earnings per share	$0.39	$0.38

Diluted earnings per share from continuing operations	$0.41	$0.32
Diluted earnings per share from discontinued operations	(0.03)	0.05
Diluted earnings per share	$0.38	$0.37

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

Long-term borrowings: Our long-term borrowings of $183,819,248, $176,109,484 and $165,812,828 at March 31, 2007, December 31, 2006, and March 31, 2006 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

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

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Year Ending	Amount
December 31,	(Restated)
2007	$21,029,707
2008	52,376,851
2009	28,911,094
2010	54,533,194
2011	2,465,409
Thereafter	44,091,993
$203,408,248

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

 Summit Financial Group, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands)
					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount (Restated)	Ratio (Restated)	Amount (Restated)	Ratio	Amount (Restated)	Ratio
As of March 31, 2007
Total Capital (to risk weighted assets)
Summit	$106,436	10.9%	$78,153	8.0%	$97,691	10.0%
Summit Community	62,077	10.8%	46,155	8.0%	57,694	10.0%
Shenandoah	42,518	10.9%	31,335	8.0%	39,168	10.0%
Tier I Capital (to risk weighted assets)
Summit	97,691	10.0%	39,076	4.0%	58,615	6.0%
Summit Community	57,396	10.0%	23,078	4.0%	34,616	6.0%
Shenandoah	38,454	9.8%	15,667	4.0%	23,501	6.0%
Tier I Capital (to average assets)
Summit	97,691	7.9%	37,101	3.0%	61,835	5.0%
Summit Community	57,396	7.6%	22,745	3.0%	37,908	5.0%
Shenandoah	38,454	8.0%	14,345	3.0%	23,909	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$103,102	10.7%	77,046	8.0%	96,307	10.0%
Summit Community	59,684	10.4%	46,087	8.0%	57,609	10.0%
Shenandoah	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier I Capital (to risk weighted assets)
Summit	94,899	9.9%	38,523	4.0%	57,784	6.0%
Summit Community	55,041	9.6%	23,044	4.0%	34,565	6.0%
Shenandoah	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier I Capital (to average assets)
Summit	94,899	7.8%	36,492	3.0%	60,820	5.0%
Summit Community	55,041	7.4%	22,383	3.0%	37,305	5.0%
Shenandoah	37,683	8.0%	14,097	3.0%	23,495	5.0%

Note 15. Subsequent Events

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

Under the terms of the Agreement, we will pay $4.60 per share in cash and stock for the outstanding common stock of Great Atlantic, subject to adjustment based on Greater Atlantic’s shareholders’ equity at the end of the month in which the sale of the Pasadena branch office is completed.  If, at that month-end, Greater Atlantic’s shareholders’ equity, as adjusted in accordance with the terms of the Agreement, is less than $6.7 million, then the total aggregate value of the transaction consideration will be decreased dollar-for-dollar.  If Greater Atlantic’s month end adjusted shareholders’ equity exceeds $6.7 million, then the aggregate value of the transaction consideration will be increased dollar-for-dollar, but only to the extent that the amount in excess of $6.7 million is attributable to the sale of the Pasadena branch office, net of all taxes, if any, Greater Atlantic would be required to pay.  Greater Atlantic has entered into a definitive agreement with another financial institution to sell its Pasadena, Maryland branch office for a deposit premium of 8.5%, prior to the close to of its transaction with Summit.  This branch sale closed on August 24, 2007, at which time the deposits at the Pasadena branch office approximated $51.5 million, resulting in a deposit premium of $4.3 million.  The aggregate value of the final transaction consideration will be determined before proxy solicitation materials are sent to Greater Atlantic’s shareholders for purposes of soliciting their vote on the transaction.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), Shenandoah Valley National Bank (“Shenandoah”), and Summit Insurance Services, LLC for the periods indicated. This discussion and analysis should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K/A.

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

RESTATEMENT

As discussed in Note 1, Restatement, in the Notes to Consolidated Financial Statements, we are restating financial statements and other financial information for the quarter ended March 31, 2007 and all comparative financial information included herein.

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

Growth in our interest earning assets resulted in an increase of 6.42%, or $579,000, in our net interest earnings on a tax equivalent basis for the first three months in 2007 compared to the same period of 2006.

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

Our most significant accounting policies are presented in Note 2 to the consolidated financial statements of our 2006 Annual Report on Form 10-K/A. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on our consolidated balance sheet. To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods. Note 2 to the consolidated financial statements of our 2006 Annual Report on Form 10-K/A describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K/A.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. A fair value is determined based on at least one of three various market valuation methodologies. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value. During the third quarter, we will complete the required annual impairment test for 2007. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 2 and 10 of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the quarter ended March 31, 2007 grew 27.78% to $2,935,000, or $0.41 per diluted share as compared to $2,297,000, or $0.32 per diluted share for the quarter ended March 31, 2006. Consolidated net income, which includes the results of discontinued operations, for the periods ended March 31, 2007 and 2006 was $2,739,000 and $2,680,000, respectively. Returns on average equity and assets for the first three months of 2007 were 13.40% and 0.88%, respectively, compared with 14.07% and .95% for the same period of 2006.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $9,595,000 for the three month period ended March 31, 2007 compared to $9,016,000 for the same period of 2006, representing an increase of $579,000 or 6.42%. This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 77 basis points increase in the cost of interest bearing liabilities during the same period. Average interest earning assets grew 11.52% from $1,070,582,000 during the first three months of 2006 to $1,193,946,000 for the first three months of 2007. Average interest bearing liabilities grew 11.81% from $977,829,000 at March 31, 2006 to $1,093,276,000 at March 31, 2007, at an average yield for the first three months of 2007 of 4.69% compared to 3.92% for the same period of 2006.

Our consolidated net interest margin decreased to 3.26% for the three month period ended March 31, 2007, compared to 3.42% for the same period in 2006. Our net interest margin decreased 6 basis points compared to the linked quarter. Our margin continues to be affected by our loan growth in an extremely competitive environment. The current competitive pressures are causing loan rates to be lower. Also, our loan growth is at a faster pace than we have been able to grow lower cost retail funds, causing us to rely more on higher cost, non-retail deposit funding vehicles. The current competitive and market conditions are also causing deposit rates to be higher. For the three months ended March 31, 2007 compared to March 31, 2006, the yields on earning assets increased 55 basis points, while the cost of our interest bearing funds increased by 77 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2007			March 31, 2006
		Earnings/	Yield/		Earnings/	Yield/
	Average Balance	Expense (Restated)	Rate (Restated)	Average Balance	Expense (Restated)	Rate (Restated)
Interest earning assets
Loans, net of unearned income
Taxable	$928,979	$18,665	8.15%	$829,381	$15,392	7.53%
Tax-exempt (1)	8,917	173	7.87%	8,244	150	7.38%
Securities
Taxable	208,315	2,577	5.02%	186,586	2,135	4.64%
Tax-exempt (1)	47,289	814	6.98%	44,077	767	7.06%
Federal funds sold and interest
bearing deposits with other banks	446	5	4.55%	2,294	24	4.24%
Total interest earning assets	1,193,946	22,234	7.55%	1,070,582	18,468	7.00%

Noninterest earning assets
Cash & due from banks	13,099			14,449
Premises and equipment	22,332			23,361
Other assets	26,993			24,659
Allowance for loan losses	(8,135)			(6,338)
Total assets	$1,248,235			$1,126,713

Interest bearing liabilities
Interest bearing demand deposits	$221,924	$2,066	3.78%	$204,161	$1,543	3.07%
Savings deposits	46,407	217	1.90%	43,067	73	0.69%
Time deposits	556,525	6,745	4.92%	374,170	3,537	3.83%
Short-term borrowings	72,415	958	5.37%	172,380	1,964	4.62%
Long-term borrowings
and capital trust securities	196,005	2,653	5.49%	184,051	2,335	5.15%
Total interest bearing liabilities	1,093,276	12,639	4.69%	977,829	9,452	3.92%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	61,288			63,308
Other liabilities	11,881			9,395
Shareholders' equity	81,790			76,181
Total liabilities and
shareholders' equity	$1,248,235			$1,126,713
Net interest earnings		$9,595			$9,016
Net yield on interest earning assets			3.26%			3.42%

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(Dollars in thousands)
	For the Quarter Ended
	March 31, 2007 versus March 31, 2006 (Restated)
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,938	$1,335	$3,273
Tax-exempt	12	11	23
Securities
Taxable	261	181	442
Tax-exempt	55	(8)	47
Federal funds sold and interest
bearing deposits with other banks	(20)	1	(19)
Total interest earned on
interest earning assets	2,246	1,520	3,766

Interest paid on:
Interest bearing demand
deposits	142	381	523
Savings deposits	6	138	144
Time deposits	2,032	1,176	3,208
Short-term borrowings	(1,283)	277	(1,006)
Long-term borrowings and capital
trust securities	157	161	318
Total interest paid on
interest bearing liabilities	1,054	2,133	3,187

Net interest income	$1,192	$(613)	$579

Noninterest Income

Total noninterest income from continuing operations increased to $1,057,000 for the first quarter of 2007, compared to $453,000 for the same period of 2006. Other income increased $48,000 for the first quarter 2007 due to increases in financial services revenue and debit card income due to increased customer activity. Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
	For the Quarter Ended
	March 31,
Dollars in thousands	2007 (Restated)	2006 (Restated)
Insurance commissions	$206	$230
Service fees	617	631
Net cash settlement on derivative instruments	(184)	(72)
Change in fair value of derivative instruments	227	(473)
(Loss) on sale of assets	2	(4)
Other	189	141
Total	$1,057	$453

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

However, we have experienced an upward trend in our internally classified assets. This trend has primarily been in residential real estate development loans due to the recent slowdown in the sales of newly constructed homes. The ratio of internally classified loans to total loans increased from 4.13% at December 31, 2006 to 6.45% at March 31, 2007. This increase is primarily due to two customer relationships. Management downgraded these two relationships, as they fell outside of our internal lending policy guidelines but does not expect any material future losses related to these two relationships. Refer to the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans

FINANCIAL CONDITION

Our total assets were $1,254,528,000 at March 31, 2007, compared to $1,235,519,000 at December 31, 2006, representing a 1.5% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2006 and March 31, 2007.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position
(Dollars in thousands)

		Increase (Decrease)
	Balance December 31, 2006 (Restated)	Amount	Percentage	Balance March 31, 2007 (Restated)
Assets
Securities available for sale	$247,874	10,299	4.2%	$258,173
Loans, net of unearned income	916,045	14,724	1.6%	930,769

Liabilities
Deposits	$888,688	$(11,463)	-1.3%	$877,225
Short-term borrowings	60,428	19,458	32.2%	79,886
Long-term borrowings
and subordinated debentures	195,698	7,710	3.9%	203,408

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

Refer to Notes 6, 7, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2007 and December 31, 2006.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position. Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth. Shareholders’ equity at March 31, 2007 totaled $81,950,000 compared to $78,752,000 at December 31, 2006.

Refer to Note 14 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations. The following table summarizes our contractual cash obligations at March 31, 2007.

	Long
	Term	Capital
	Debt (Restated)	Trust Securities	Operating Leases
2007	$21,029,707	$-	$836,447
2008	52,376,851	-	997,070
2009	28,911,094	-	431,349
2010	54,533,194	-	123,389
2011	2,465,409	-	88,620
Thereafter	24,502,993	19,589,000	199,395
Total	$183,819,248	$19,589,000	$2,676,270

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

As a result of a review by the Staff of the Securities and Exchange Commission (the “Staff”) of Summit’s Form 10-K filed for the year ended December 31, 2006, the Company determined that its interpretation with respect to applying the short-cut method of hedge accounting under paragraph 68 of SFAS 133 to certain of its interest rate swaps was incorrect.

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As a result we determined that a deficiency in processes and procedures over financial reporting of derivatives and hedging originally classified as effective at March 31, 2007 should have been classified as ineffective at March 31, 2007. Solely as a result of this condition, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006, March 31, 2007 and June 30, 2007.

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

Changes in Internal Control Over Financial Reporting: As previously reported, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2006, Mary Forrest, an individual, filed an alleged class action suit in the United States District Court for the Eastern District of Wisconsin, Milwaukee Division, against our subsidiary, Shenandoah Valley National Bank (“Shenandoah”).  Further, on May 19, 2006, Marti L. Klutho, an individual, filed an alleged class action suit in the United States District Court for the Eastern District of Missouri, Eastern Division, also against Shenandoah.  The plaintiffs in each case claimed that Shenandoah violated the Federal Fair Credit Reporting Act (“FCRA”) alleging that Shenandoah used information contained in their consumer reports, without extending a “firm offer of credit” within the meaning of the FCRA.

In the Klutho case the Company moved for judgment on the pleadings, claiming that plaintiff has no legally viable claim.  On May 22, 2007, Shenandoah's motion for judgment in the Klutho case was granted,  and the case was dismissed.   Plaintiff did not appeal, and the case has been concluded.

 On March 28, 2007,  plaintiff's motion for class certification in the Forrest case was denied.   Her subsequent petition for appeal to the Federal Seventh Circuit Court of Appeals was also denied.  The parties have since settled on a one plaintiff basis for an insignificant amount, and this case has also been concluded.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: September 25, 2007