Form 10-Q/A
period 2007-06-30
SUMMIT FINANCIAL GROUP INC
filed 2007-09-26
CIK 811808

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

 EXPLANATORY NOTE

Summit Financial Group, Inc. (“Company” or “Summit”) is filing this amendment to its Quarterly Report on From 10-Q for the quarter ended June 30, 2007 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”).  This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

We have also updated information relative to material subsequent events and legal matters in Note 4 of the Notes to Consolidated Financial Statements and Part II Other Information Item 1. Legal Proceedings to reflect the current status of such items through the filing date of this Form 10-Q/A.

  Summit Financial Group, Inc. and Subsidiaries
  Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2007 (unaudited), December 31, 2006, and June 30, 2006 (unaudited)	5

		Consolidated statements of income for the three months and six months ended June 30, 2007 and 2006 (unaudited)	6

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2007 and 2006 (unaudited)	7

		Consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-25

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-36

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	36

 Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		37

	Item 1A.	Risk Factors		38

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		38

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 6 to the Consolidated Financial Statements on page 12 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				39

 Summit Financial Group, Inc. and Subsidiaries
 Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2007	2006	2006
	(unaudited)	(*)	(unaudited)
(dollars in thousands)	(Restated)	(Restated)	(Restated)
ASSETS
Cash and due from banks	$15,198	$12,031	$12,530
Interest bearing deposits with other banks	105	271	123
Federal funds sold	1,717	517	1,590
Securities available for sale	259,526	247,874	238,382
Loans held for sale, net	2,337	-	-
Loans, net	949,175	916,045	866,170
Property held for sale	850	41	283
Premises and equipment, net	22,133	22,446	22,870
Accrued interest receivable	6,812	6,352	5,018
Intangible assets	3,121	3,196	3,272
Other assets	19,118	17,031	18,720
Assets related to discontinued operations	336	9,715	11,632
Total assets	$1,280,428	$1,235,519	$1,180,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$64,373	$62,592	$66,071
Interest bearing	786,016	826,096	695,492
Total deposits	850,389	888,688	761,563
Short-term borrowings	100,901	60,428	164,185
Long-term borrowings	216,758	176,109	150,057
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,359	9,844	9,844
Liabilities realted to discontinued operations	522	2,109	329
Total liabilities	1,198,518	1,156,767	1,105,567

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2007 and December 2006 - 7,084,980 shares;
issued June 2006 - 7,135,120 shares	18,037	18,021	18,914
Retained earnings	65,479	61,083	59,142
Accumulated other comprehensive income	(1,606)	(352)	(3,033)
Total shareholders' equity	81,910	78,752	75,023

Total liabilities and shareholders' equity	$1,280,428	$1,235,519	$1,180,590

(*) - December 31, 2006 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
 Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
(dollars in thousands, except per share amounts)	(Restated)	(Restated)	(Restated)	(Restated)
Interest income
Interest and fees on loans
Taxable	$18,958	$16,508	$37,555	$31,648
Tax-exempt	121	102	236	202
Interest and dividends on securities
Taxable	2,739	2,250	5,318	4,385
Tax-exempt	524	537	1,068	1,049
Interest on interest bearing deposits with other banks	6	4	9	20
Interest on Federal funds sold	21	8	25	16
Total interest income	22,369	19,409	44,211	37,320
Interest expense
Interest on deposits	8,882	6,408	17,910	11,561
Interest on short-term borrowings	960	1,831	1,918	3,795
Interest on long-term borrowings and subordinated debentures	3,000	2,370	5,653	4,705
Total interest expense	12,842	10,609	25,481	20,061
Net interest income	9,527	8,800	18,730	17,259
Provision for loan losses	390	330	780	655
Net interest income after provision for loan losses	9,137	8,470	17,950	16,604
Other income
Insurance commissions	209	247	416	477
Service fees	736	726	1,353	1,356
Securities gains (losses)	-	-	-	-
Net cash settlement on interest rate swaps	(179)	(111)	(363)	(182)
Change in fair value of interest rate swap	(273)	(246)	(47)	(719)
Gain (loss) on sale of assets	(33)	-	(32)	(4)
Other	236	133	426	273
Total other income	696	749	1,753	1,201
Other expense
Salaries and employee benefits	3,238	3,049	6,463	6,104
Net occupancy expense	408	390	826	791
Equipment expense	493	496	940	946
Supplies	197	222	370	388
Professional fees	193	245	367	452
Amortization of intangibles	38	38	76	76
Other	1,151	1,232	2,326	2,276
Total other expense	5,718	5,672	11,368	11,033
Income before income taxes	4,115	3,547	8,335	6,772
Income tax expense	1,135	1,086	2,421	2,015
Income from continuing operations	$2,980	$2,461	$5,914	$4,757
Discontinued Operations
Exit costs	43	-	123	-
Operating income(loss)	(227)	74	(598)	683
Income from discontinued operations before income tax expense(benefit)	(184)	74	(475)	683
Income tax expense(benefit)	(66)	33	(162)	259
Income from discontinued operations	(118)	41	(313)	424
Net Income	$2,862	$2,502	$5,601	$5,181

Basic earnings from continuing operations per common share	$0.42	$0.34	$0.83	$0.67
Basic earnings per common share	$0.40	$0.35	$0.79	$0.73
Diluted earnings from continuing operations per common share	$0.42	$0.34	$0.83	$0.66
Diluted earnings per common share	$0.40	$0.35	$0.78	$0.72
Dividends per common share	$0.17	$0.16	$0.17	$0.16

See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
 Statement of Shareholders' Equity (unaudited)

			Accumulated	Total
	Common		Other	Share-
	Stock and	Retained	Compre-	holders'
	Related	Earnings	hensive	Equity
(dollars in thousands, except per share amounts)	Surplus	(Restated)	Income	(Restated)

Balance, December 31, 2006	$18,021	$61,083	$(352)	$78,752
Six Months Ended June 30, 2007
Comprehensive income:
Net income	-	5,601	-	5,601
Other comprehensive income,
net of deferred tax benefit
of ($769):
Net unrealized loss on
securities of ($1,254)	-	-	(1,254)	(1,254)
Total comprehensive income				4,347
Stock compensation expense	16	-	-	16
Cash dividends declared ($0.17 per share)	-	(1,205)	-	(1,205)

Balance, June 30, 2007	$18,037	$65,479	$(1,606)	$81,910

Balance, December 31, 2005	$18,857	$55,102	$(1,268)	$72,691
Six Months Ended June 30, 2006
Comprehensive income:
Net income	-	5,181	-	5,181
Other comprehensive income,
net of deferred tax benefit
of ($909):
Net unrealized (loss) on
securities of ($1,765)	-	-	(1,765)	(1,765)
Total comprehensive income				3,416
Exercise of stock options	44	-	-	44
Stock compensation expense	13			13
Cash dividends declared ($0.16 per share)	-	(1,141)	-	(1,141)

Balance, June 30, 2006	$18,914	$59,142	$(3,033)	$75,023

See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
(dollars in thousands)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$5,601	$5,181
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	763	853
Provision for loan losses	1,030	875
Stock compensation expense	16	13
Deferred income tax (benefit)	210	(452)
Loans originated for sale	(12,695)	(140,305)
Proceeds from loans sold	19,348	152,290
(Gain) on sales of loans held for sale	(562)	(5,102)
Securities (gains)	-	-
Change in fair value of derivative instruments	47	719
Exit costs related to discontinued operations	(123)	-
Loss on disposal of other assets	32	4
Amortization of securities premiums, net	(37)	101
Amortization of goodwill and purchase accounting
adjustments, net	81	81
(Decrease) in accrued interest receivable	(465)	(189)
(Increase) in other assets	(810)	(271)
Increase(decrease) in other liabilities	(947)	95
Net cash provided by (used in) operating activities	11,489	13,893
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	166	1,414
Proceeds from maturities and calls of securities available for sale	12,404	3,500
Proceeds from sales of securities available for sale	7,141	8,623
Principal payments received on securities available for sale	14,098	11,954
Purchases of securities available for sale	(47,265)	(41,579)
Net (increase) decrease in Federal funds sold	(1,200)	2,060
Net loans made to customers	(34,832)	(73,832)
Purchases of premises and equipment	(488)	(1,317)
Proceeds from sales of other assets	86	26
Purchase of life insurance contracts	-	(880)
Net cash provided by (used in) investing activities	(49,890)	(90,031)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	6,047	11,137
Net increase(decrease) in time deposits	(44,395)	76,599
Net increase(decrease) in short-term borrowings	40,473	(17,843)
Proceeds from long-term borrowings	50,000	17,801
Repayment of long-term borrowings	(9,352)	(20,465)
Exercise of stock options	-	44
Dividends paid	(1,205)	(1,141)
Net cash provided by financing activities	41,568	66,132
Increase (decrease) in cash and due from banks	3,167	(10,006)
Cash and due from banks:
Beginning	12,031	22,536
Ending	$15,198	$12,530

(Continued)

See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
(dollars in thousands)	(Restated)	(Restated)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$25,414	$19,832
Income taxes	$2,190	$2,641

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$852	$44

 See Notes to Consolidated Financial Statements

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1. Restatement

Summit Financial Group, Inc. (“We”, “Company”, or “Summit”) is restating its consolidated financial statements and other financial information to correct errors related to our derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. No. 133”).

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

The following tables reflect a summary of both the originally reported and restated amounts:

Consolidated Balance Sheets
(dollars in thousands)
	June 30, 2007		December 31, 2006		June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Other assets	$18,410	$19,118	$16,343	$17,031	$17,778	$18,720
Total assets	1,279,720	1,280,428	1,234,831	1,235,519	1,179,648	1,180,590
Long-term borrowings	214,887	216,758	174,292	176,109	147,579	150,057
Total liabilities	1,196,653	1,198,518	1,154,956	1,156,767	1,103,089	1,105,567
Retained earnings	66,636	65,479	62,206	6,183	60,678	59,142
Total shareholders' equity	83,067	81,910	79,875	78,752	76,559	75,023
Total liabilities and shareholders' equity	1,279,720	1,280,428	1,234,831	1,235,519	1,179,648	1,180,590

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Consolidated Statements of Income
(dollars in thousands)
	Three Months Ended June 30,				Six Months Ended March 31,
	2007		2006		2007		2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Interest income	$22,369	$22,369	$19,409	$19,409	$44,211	$44,211	$37,320	$37,320
Interest expense	13,023	12,842	10,756	10,609	25,841	25,481	20,288	20,061
Net interest income	9,346	9,527	8,653	8,800	18,370	18,730	17,032	17,259
Provision for loan losses	390	390	330	330	780	780	655	655
Noninterest income:
Net cash settlement
on derivative instruments	-	(179)	-	(111)	-	(363)	-	(182)
Change in fair value of		-
derivative instruments	-	(273)	-	(246)	-	(47)	-	(719)
Other noninterest income	1,154	1,148	1,109	1,106	2,166	2,163	2,112	2,102
Noninterest expense	5,718	5,718	5,672	5,672	11,368	11,368	11,033	11,033
Income from continuing operations
before income taxes	4,392	4,115	3,760	3,547	8,388	8,335	7,456	6,772
Income tax expense	1,240	1,135	1,167	1,086	2,441	2,421	2,275	2,015
Income from continuing operations
Income (loss) from discontinued	3,152	2,980	2,593	2,461	5,947	5,914	5,181	4,757
operations, net of income taxes	(118)	(118)	41	41	(313)	(313)	424	424
Net income	$3,034	$2,862	$2,634	$2,502	$5,634	$5,601	$5,605	$5,181

Diluted earnings per share:
Income from continuing operations	$0.44	$0.42	$0.36	$0.34	$0.83	$0.83	$0.72	$0.66
Net income	$0.42	$0.40	$0.37	$0.35	$0.79	$0.78	$0.78	$0.72
Average diluted shares outstanding	7,148,241	7,148,241	7,189,644	7,189,644	7,148,241	7,148,241	7,189,644	7,187,644

Consolidated Statements of Shareholders' Equity
(dollars in thousands)
	June 30,
	2007		2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance, beginning of period	$79,875	$78,752	$73,804	$72,691
Increase attributable to net income	5,634	5,601	5,605	5,181
Balance, end of period	83,067	81,910	76,559	75,023

In addition, the following Notes to Consolidated Financial Statements have been restated:  6, 12 and 15.

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 2.  Basis of Presentation

We, Summit Financial Group, Inc. and subsidiaries, prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q/A and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual year end financial statements.  In our opinion, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method , (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  This statement becomes effective for us January 1, 2008.  We are currently evaluating the adoption of this statement and have not determined the impact it will have on our financial statements.

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

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Assets:
Loans held for sale, net	$-	$8,428	$9,702
Loans, net	-	180	510
Premises and equipment, net	-	-	683
Property held for sale	-	75	75
Other assets	336	1,032	662
Total assets	$336	$9,715	$11,632
Liabilities:
Accrued expenses and other liabilities	$522	$2,109	$329
Total liabilities	$522	$2,109	$329

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the periods ended June 30, 2007 and 2006 is presented below.

Statements of Income from Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Interest income	$22	$411	$134	$974
Interest expense	-	234	45	545
Net interest income	22	177	89	429
Provision for loan losses	-	150	250	220
Net interest income after provision for loan losses	22	27	(161)	209

Noninterest income
Mortgage origination revenue	13	5,946	816	12,529
(Loss) on sale of assets	-	-	(51)	-
Total noninterest income	13	5,946	765	12,529
Noninterest expense
Salaries and employee benefits	100	1,806	542	3,908
Net occupancy expense	13	180	9	349
Equipment expense	1	79	23	150
Professional fees	100	244	197	322
Postage	-	1,690	-	3,426
Advertising	-	1,163	98	2,453
Impairment of long-lived assets	-	-	-	-
Exit costs	(43)	-	(123)	-
Other	48	737	334	1,447
Total noninterest expense	219	5,899	1,080	12,055
Income (loss) before income tax expense	(184)	74	(476)	683
Income tax expense (benefit)	(66)	33	(163)	259
Income (loss) from discontinued operations	$(118)	$41	$(313)	$424

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

(dollars in thousands)	Operating Lease Terminations	Vendor Contract Terminations	Severance Payments	Total
Balance, December 31, 2006	$734	$740	$385	$1,859
Less:
Payments from the accrual	(379)	(509)	(305)	(1,193)
Addition to the accrual	188	-	-	188
Reversal of over accrual	-	(231)	(80)	(311)
Balance, June 30, 2007	$543	$-	$-	$543

Note 6.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Restated)		(Restated)
(dollars in thousands , except per share amounts)	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$2,980	$2,461	$5,914	$4,757
Income (loss) from discontinued operations	(118)	41	(313)	424
Net Income	$2,862	$2,502	$5,601	$5,181

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,084,980	7,135,107	7,084,980	7,131,611
Effect of dilutive securities:
Stock options	63,261	58,300	62,904	61,588
	63,261	58,300	62,904	61,588
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,148,241	7,193,407	7,147,884	7,193,199

Basic earnings per share from continuing operations	$0.42	$0.34	$0.83	$0.67
Basic earnings per share from discontinued operations	(0.02)	0.01	(0.04)	0.06
Basic earnings per share	$0.40	$0.35	$0.79	$0.73

Diluted earnings per share from continuing operations	$0.42	$0.34	$0.83	$0.66
Diluted earnings per share from discontinued operations	(0.02)	0.01	(0.04)	0.06
Diluted earnings per share	$0.40	$0.35	$0.78	$0.72

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 7.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2007, December 31, 2006, and June 30, 2006 are summarized as follows:

	June 30, 2007
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$35,662	$1	$408	$35,254
Mortgage-backed securities	161,547	190	3,381	158,357
State and political subdivisions	3,759	18	-	3,777
Corporate debt securities	1,677	12	16	1,674
Federal Home Loan Bank stock	13,403	-	-	13,403
Other equity securities	677	-	-	677
Total taxable	216,725	221	3,805	213,142
Tax-exempt:
State and political subdivisions	40,900	685	256	41,329
Other equity securities	4,473	594	12	5,055
Total tax-exempt	45,373	1,279	268	46,384
Total	$262,098	$1,500	$4,073	$259,526

	December 31, 2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$37,671	$3	$334	$37,340
Mortgage-backed securities	146,108	470	2,262	144,316
State and political subdivisions	3,759	25	-	3,784
Corporate debt securities	1,682	19	2	1,699
Federal Reserve Bank stock	669	-	-	669
Federal Home Loan Bank stock	12,094	-	-	12,094
Other equity securities	151	-	-	151
Total taxable	202,134	517	2,598	200,053
Tax-exempt:
State and political subdivisions	40,329	1,026	68	41,287
Other equity securities	5,975	573	14	6,534
Total tax-exempt	46,304	1,599	82	47,821
Total	$248,438	$2,116	$2,680	$247,874

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,448	$2	$830	$39,620
Mortgage-backed securities	131,993	35	4,693	127,335
State and political subdivisions	3,759	-	37	3,722
Corporate debt securities	2,537	15	5	2,547
Federal Reserve Bank stock	639	-	-	639
Federal Home Loan Bank stock	15,769	-	-	15,769
Other equity securities	151	-	-	151
Total taxable	195,296	52	5,565	189,783
Tax-exempt:
State and political subdivisions	41,911	645	334	42,222
Other equity securities	5,977	430	30	6,377
Total tax-exempt	47,888	1,075	364	48,599
Total	$243,184	$1,127	$5,929	$238,382

The maturities, amortized cost and estimated fair values of securities at June 30, 2007, are summarized as follows:

	Available for Sale
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due in one year or less	$54,515	$53,643
Due from one to five years	113,797	111,492
Due from five to ten years	39,912	39,670
Due after ten years	35,321	35,586
Equity securities	18,553	19,135
	$262,098	$259,526

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

Note 9.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2007 and 2006, and for the year ended December 31, 2006 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(dollars in thousands)	2007	2006	2006
Balance, beginning of period	$7,511	$6,112	$6,112
Losses:
Commercial	50	32	32
Commercial real estate	40	19	185
Construction and development	-	-	-
Real estate - mortgage	77	-	35
Consumer	82	81	200
Other	98	202	289
Total	347	334	741
Recoveries:
Commercial	21	1	1
Commercial real estate	7	37	46
Construction and development	-	-	-
Real estate - mortgage	5	6	6
Consumer	27	26	63
Other	72	126	179
Total	132	196	295
Net losses	215	138	446
Provision for loan losses	1,030	655	1,845
Reclassification of reserves related to loans previously reflected in discontinued operations	442	-	-

Balance, end of period	$8,768	$6,629	$7,511

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10.  Goodwill and Other Intangible Assets

The following tables present our goodwill at June 30, 2007 and other intangible assets at June 30, 2007, December 31, 2006, and June 30, 2006.

(dollars in thousands)	Goodwill Activity
Balance, January 1, 2007	$2,088
Acquired goodwill, net	-

Balance, June 30, 2007	$2,088

	Unidentifiable Intangible Assets
	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,234	1,159	1,083
Net carrying amount	$1,033	$1,108	$1,184

We recorded amortization expense of approximately $76,000 for the six months ended June 30, 2007 relative to our unidentifiable intangible assets.  Annual amortization is expected to be approximately $151,000 for each of the years ending 2007 through 2011.

Note 11.  Deposits

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

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of June 30, 2007:

(dollars in thousands)	Amount	Percent
Three months or less	$ 59,544	20.7%
Three through six months	53,013	18.4%
Six through twelve months	83,012	28.9%
Over twelve months	92,162	32.0%
Total	$ 287,731	100.0%

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

Note 12.  Borrowed Funds

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

Long-term borrowings:  Our long-term borrowings of $216,758,000, $176,109,000 and $150,057,000 at June 30, 2007, December 31, 2006, and June 30, 2006 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

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

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

(dollars in thousands)

Year Ending	Amount
December 31,	Restated
2007	$13,968
2008	52,377
2009	28,911
2010	54,533
2011	2,466
Thereafter	84,092
$236,347

Note 13.  Stock Option Plan

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

A summary of activity in our Officer Stock Option Plan during the first six months of 2007 and 2006 is as follows:

For the Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	349,080	$17.83	361,740	$17.41
Granted	-	-	-	-
Exercised	-	-	(8,900)	4.89
Forfeited	-	-	-	-
Outstanding, June 30	349,080	$17.83	352,840	$17.73

Other information regarding options outstanding and exercisable at June 30, 2007 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	83,600	$5.34	5.35	$1,213	83,600	$5.34	$1,213
6.01 - 10.00	31,680	9.49	8.51	328	24,480	9.49	254
10.01 - 17.50	3,500	17.43	6.67	8	3,500	17.43	8
17.51 - 20.00	51,800	17.79	9.47	107	31,000	17.79	64
20.01 - 25.93	178,500	25.19	8.07	-	178,500	25.19	-

	349,080	17.83		$1,656	321,080	18.02	$1,539

Note 14.     Commitments and Contingencies

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

Note 15.  Restrictions on Capital

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

 Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
	Amount	Ratio	Amount		Amount
(dollars in thousands)	(Restated)	(Restated)	(Restated)	Ratio	(Restated)	Ratio
As of June 30, 2007
Total Capital (to risk weighted assets)
Summit	$108,424	11.0%	$79,038	8.0%	$98,798	10.0%
Summit Community	106,370	10.9%	78,333	8.0%	97,916	10.0%
Tier I Capital (to risk weighted assets)
Summit	$99,394	10.1%	39,519	4.0%	59,279	6.0%
Summit Community	97,340	9.9%	39,166	4.0%	58,750	6.0%
Tier I Capital (to average assets)
Summit	$99,394	7.9%	37,600	3.0%	62,667	5.0%
Summit Community	97,340	7.8%	37,588	3.0%	62,647	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$103,102	10.7%	77,086	8.0%	96,357	10.0%
Summit Community	59,684	10.4%	45,911	8.0%	57,388	10.0%
Shenandoah	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier I Capital (to risk weighted assets)
Summit	94,899	9.9%	38,343	4.0%	57,515	6.0%
Summit Community	55,041	9.6%	22,934	4.0%	34,401	6.0%
Shenandoah	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier I Capital (to average assets)
Summit	94,899	7.8%	36,496	3.0%	60,826	5.0%
Summit Community	55,041	7.4%	22,314	3.0%	37,190	5.0%
Shenandoah	37,683	8.0%	14,097	3.0%	23,495	5.0%

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

RESTATEMENT

As discussed in Note 1, Restatement, in the Notes to Consolidated Financial Statements, we are restating financial statements and other financial information for the quarter ended and six months ended June 30, 2007 and all comparative financial information included herein.

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

Growth in our interest earning assets resulted in an increase of 6.32%, or $1,157,000 in our net interest earnings on a tax equivalent basis for the first six months in 2007 compared to the same period of 2006.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we will complete the required annual impairment test for 2007.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 2 and 10of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the six months ended June 30, 2007 grew 24.32% to $5,914,000, or $0.83 per diluted share as compared to $4,757,000, or $0.66per diluted share for the six months ended June 30, 2006.  For the quarter ended June 30, 2007, income from continuing operations increased 21.56% to $2,980,000, or $0.42 per diluted share as compared to $2,461,000, or $0.34 per diluted share for the same period of 2006.  Consolidated net income, which includes the results of discontinued operations, grew to $5,601,000 for the six months ended June 30, 2007 compared to $5,181,000 for the same period of 2006.  On a quarterly basis, consolidated net income grew 14.39% to $2,862,000 for second quarter 2007 compared to $2,502,000 for the second quarter 2006.  Consolidated returns on average equity and assets for the first six months of 2007 were 13.45% and 0.89%, respectively, compared with 12.33% and 0.83% for the same period of 2006.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $19,468,000 for the six month period ended June 30, 2007 compared to $18,311,000 for the same period of 2006, representing an increase of $1,157,000 or 6.32%.  This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 60 basis points increase in the cost of interest bearing liabilities during the same period.  Average interest earning assets grew 10.50% from $1,087,366,000 during the first six months of 2006 to $1,201,516,000 for the first six months of 2007.  Average interest bearing liabilities grew 10.69% from $992,532,000 at June 30, 2006 to $1,098,677,000 at June 30, 2007, at an average yield for the first six months of 2007 of 4.68% compared to 4.08% for the same period of 2006.

Our consolidated net interest margin decreased to 3.27% for the six month period ended June 30, 2007, compared to 3.40% for the same period in 2006.  On a quarterly basis, our net interest margin declined to 3.28% at June 30, 2007, from 3.38% for the quarter ended June 30, 2006. Our net interest margin remained stable compared to the linked quarter.  Our margin continues to be affected by our loan growth in an extremely competitive environment.  The current competitive pressures are causing loan rates to be lower.  Also, our loan growth is at a faster pace than we have been able to grow lower cost retail funds, causing us to rely more on higher cost, non-retail deposit funding vehicles.  The current competitive and market conditions are also causing deposit rates to be higher.  For the six months ended June 30, 2007 compared to June 30, 2006, the yields on earning assets increased 42 basis points, while the cost of our interest bearing funds increased by 60 basis points.

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

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(dollars in thousands)
	For the Six Months Ended
	June 30, 2007			June 30, 2006
		Earnings/	Yield/	Average	Earnings/	Yield/
	Average	Expense	Rate		Expense	Rate
	Balance	(Restated)	(Restated)	Balance	(Restated)	(Restated)
Interest earning assets
Loans, net of unearned income
Taxable	$934,513	$37,645	8.12%	$844,093	$32,077	7.66%
Tax-exempt (1)	9,147	358	7.89%	8,242	305	7.46%
Securities
Taxable	209,965	5,316	5.11%	188,414	4,385	4.69%
Tax-exempt (1)	46,433	1,597	6.94%	44,988	1,568	7.03%
Federal funds sold and interest
bearing deposits with other banks	1,458	33	4.56%	1,629	37	4.58%
Total interest earning assets	1,201,516	44,949	7.54%	1,087,366	38,372	7.12%

Noninterest earning assets
Cash & due from banks	13,821			14,259
Premises and equipment	22,260			23,475
Other assets	27,452			25,890
Allowance for loan losses	(8,376)			(6,525)
Total assets	$1,256,673			$1,144,465

Interest bearing liabilities
Interest bearing demand deposits	$225,705	$4,150	3.71%	$209,565	$3,366	3.24%
Savings deposits	44,820	398	1.79%	40,209	147	0.74%
Time deposits	546,634	13,362	4.93%	402,422	8,048	4.03%
Short-term borrowings	71,930	1,918	5.38%	158,365	3,795	4.83%
Long-term borrowings
and capital trust securities	209,588	5,653	5.44%	181,971	4,705	5.21%
Total interest bearing liabilities	1,098,677	25,481	4.68%	992,532	20,061	4.08%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	62,986			64,906
Other liabilities	11,722			9,850
Shareholders' equity	83,288			77,177
Total liabilities and
shareholders' equity	$1,256,673			$1,144,465
Net interest earnings		$19,468			$18,311
Net yield on interest earning assets			3.27%			3.40%

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

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(dollars in thousands)
	For the Six Months Ended
	June 30, 2007 versus June 30, 2006
	(Restated)
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,568	$2,000	$5,568
Tax-exempt	34	19	53
Securities
Taxable	527	404	931
Tax-exempt	50	(21)	29
Federal funds sold and interest
bearing deposits with other banks	(4)	-	(4)
Total interest earned on
interest earning assets	4,175	2,402	6,577

Interest paid on:
Interest bearing demand
deposits	272	512	784
Savings deposits	19	232	251
Time deposits	3,280	2,034	5,314
Short-term borrowings	(2,265)	388	(1,877)
Long-term borrowings and capital
trust securities	738	210	948
Total interest paid on
interest bearing liabilities	2,044	3,376	5,420

Net interest income	$2,131	$(974)	$1,157

Noninterest Income

Total noninterest income from continuing operations increased to $1,753,000 for the six months ended June 30, 2007, compared to $1,201,000 for the same period of 2006.  Other income increased $153,000 for the six months ended June 30, 2007 compared to the same period of 2006 and increased $103,000 for the second quarter of 2007 compared to second quarter 2006 due to increases in financial services revenue and debit card income due to increased customer activity.  Further detail regarding noninterest income is reflected in the following table.

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
Dollars in thousands	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Insurance commissions	$209	$247	$416	$477
Service fees	736	726	1,353	1,356
Net cash settlement on derivative instruments	(179)	(111)	(363)	(182)
Change in fair value of derivative instruments	(273)	(246)	(47)	(719)
(Loss) on sale of assets	(33)	-	(32)	(4)
Other	236	133	426	273
Total	$696	$749	$1,753	$1,201

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

Table III - Noninterest Expense
(dollars in thousands)
	For the Quarter Ended June 30,				For the Six Months Ended June 30.
		Change				Change
	2007	$	%	2006	2007	$	%	2006
Salaries and employee benefits	$3,238	$189	6.2%	$3,049	$6,463	$359	5.9%	$6,104
Net occupancy expense	408	18	4.6%	390	826	35	4.4%	791
Equipment expense	493	(3)	-0.6%	496	940	(6)	-0.6%	946
Supplies	197	(25)	-11.3%	222	370	(18)	-4.6%	388
Professional fees	193	(52)	-21.2%	245	367	(85)	-18.8%	452
Amortization of intangibles	38	-	0.0%	38	76	-	0.0%	76
Other	1,151	(81)	-6.6%	1,232	2,326	50	2.2%	2,276
Total	$5,718	$46	0.8%	$5,672	$11,368	$335	3.0%	$11,033

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

Table IV - Summary of Past Due Loans and Non-Performing Assets
(dollars in thousands)
	June 30,		December 31,
	2007	2006	2006
Accruing loans past due 90 days or more	$5,631	$290	$4,638
Nonperforming assets:
Nonaccrual loans	1,676	697	638
Foreclosed properties	850	283	77
Repossessed assets	1	15	-
Total	$8,158	$1,285	$5,353
Total nonperforming loans as a
percentage of total loans	0.76%	0.11%	0.57%
Total nonperforming assets as a
percentage of total assets	0.64%	0.11%	0.43%

Relationships with three developers comprise in excess of 50 percent of total nonperforming assets.  Each of these loans is well-collateralized and adequate reserves are in place.  We have experienced an upward trend in our internally classified assets.  This trend has primarily been in residential real estate development loans due to the recent slowdown in the sales of newly constructed homes.

In addition, as a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 4.12% at December 31, 2006 to 5.81% at June 30, 2007.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by each subsidiary bank's primary regulatory agency.  The increase in internally classified loans at June 30, 2007 is primarily due to two customer relationships.  Management downgraded these two relationships, as they fell outside of our internal lending policy guidelines and does not expect any material future losses related to these two relationships.  Refer to the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans.

FINANCIAL CONDITION

Our total assets were $1,280,428,000 at June 30, 2007, compared to $1,235,519,000 at December 31, 2006, representing a 3.6% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2006 and June 30, 2007.

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position
(dollars in thousands)
	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2006	Amount	Percentage	2007
	(restated)	(restated)	(restated)	(restated)
Assets
Securities available for sale	$247,874	11,652	4.7%	$259,526
Loans, net	916,045	33,130	3.6%	949,175

Liabilities
Deposits	$888,688	$(38,299)	-4.3%	$850,389
Short-term borrowings	60,428	40,473	67.0%	100,901
Long-term borrowings
and subordinated debentures	195,698	40,649	20.8%	236,347

Loan growth during the first six months of 2007, occurring principally in the commercial real estate portfolio, was funded primarily by borrowings from the FHLB.

Deposits decreased approximately $38 million during the first half of 2007.  This decrease was primarily in brokered deposits, which were replaced with FHLB short-term borrowings, which is reflected in their $40 million increase.

Refer to Notes 7, 8, 11, and 12 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2007 and December 31, 2006.

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

 Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2007 totaled $81,910,000 compared to $78,752,000 at December 31, 2006.

During second quarter 2007, our Board of Directors declared and paid the first half 2007 cash dividend of $0.17 per share compared to $0.16 paid for the first half of 2006.  The first half 2007 dividend totaled $1,204,000, representing a 5.43% increase over the $1,142,000 paid during the first half 2006.

Refer to Note 15 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2007.

	Long
	Term	Capital
	Debt	Trust	Operating
(dollars in thousands)	(restated)	Securities	Leases
2007	$13,968	$-	$185
2008	52,377	-	259
2009	28,911	-	227
2010	54,533	-	123
2011	2,466	-	89
Thereafter	64,503	19,589	199
Total	$216,758	$19,589	$1,082

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As a result we determined that a deficiency in processes and procedures over financial reporting of derivatives and hedging originally classified as effective at June 30, 2007 should have been classified as ineffective at March 31, 2007. Solely as a result of this condition, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006, March 31, 2007 and June 30, 2007.

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

Changes in Internal Control Over Financial Reporting: As previously reported, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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