Form 10-Q
period 2007-09-30
SUMMIT FINANCIAL GROUP INC
filed 2007-11-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                                            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.
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

Common Stock, $2.50 par value
7,402,941 shares outstanding as of November 5, 2007

 Summit Financial Group, Inc. and Subsidiaries
 Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2007 (unaudited), December 31, 2006, and September 30, 2006 (unaudited)	4

		Consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006 (unaudited)	5

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2007 and 2006 (unaudited)	6

		Consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-25

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-37

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	36-37

 Summit Financial Group, Inc. and Subsidiaries
 Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		38

	Item 1A.	Risk Factors		38

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 6 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				39

 Summit Financial Group, Inc. and Subsidiaries
 Consolidated Balance Sheets (unaudited)

				September 30,
	September 30,	December 31,		2006
	2007	2006		(unaudited)
(dollars in thousands)	(unaudited)	(	*)	(Restated)
ASSETS
Cash and due from banks	$13,435	$12,031		$11,604
Interest bearing deposits with other banks	179	271		119
Federal funds sold	2,499	517		399
Securities available for sale	279,289	247,874		246,332
Loans held for sale, net	1,596	-		-
Loans, net	986,437	916,045		894,836
Property held for sale	810	41		174
Premises and equipment, net	22,004	22,446		22,837
Accrued interest receivable	7,239	6,352		6,069
Intangible assets	10,143	3,196		3,234
Other assets	16,794	17,031		17,222
Assets related to discontinued operations	254	9,715		8,369
Total assets	$1,340,679	$1,235,519		$1,211,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$65,230	$62,592		$64,760
Interest bearing	763,369	826,096		800,312
Total deposits	828,599	888,688		865,072
Short-term borrowings	124,699	60,428		90,422
Long-term borrowings	263,679	176,109		146,127
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589		19,589
Other liabilities	10,218	9,844		10,297
Liabilities realted to discontinued operations	420	2,109		207
Total liabilities	1,247,204	1,156,767		1,131,714

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2007 - 7,402,666; December 2006 - 7,084,980 shares;
September 2006 - 7,102,702 shares	24,376	18,021		18,310
Retained earnings	69,104	61,083		62,011
Accumulated other comprehensive income	(5)	(352)		(840)
Total shareholders' equity	93,475	78,752		79,481

Total liabilities and shareholders' equity	$1,340,679	$1,235,519		$1,211,195

(*) - December 31, 2006 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	September 30,	2006	September 30,	2006
(dollars in thousands, except per share amounts)	2007	(Restated)	2007	(Restated)
Interest income
Interest and fees on loans
Taxable	$19,794	$17,947	$57,349	$49,595
Tax-exempt	127	113	363	315
Interest and dividends on securities
Taxable	2,898	2,452	8,216	6,836
Tax-exempt	548	546	1,616	1,595
Interest on interest bearing deposits with other banks	3	3	12	23
Interest on Federal funds sold	6	13	31	30
Total interest income	23,376	21,074	67,587	58,394
Interest expense
Interest on deposits	8,627	7,761	26,537	19,322
Interest on short-term borrowings	1,180	1,777	3,098	5,572
Interest on long-term borrowings and subordinated debentures	3,573	2,272	9,226	6,977
Total interest expense	13,380	11,810	38,861	31,871
Net interest income	9,996	9,264	28,726	26,523
Provision for loan losses	525	260	1,305	915
Net interest income after provision for loan losses	9,471	9,004	27,421	25,608
Other income
Insurance commissions	1,303	218	1,719	696
Service fees	788	700	2,141	2,056
Securities gains (losses)	-	-	-	-
Net cash settlement on interest rate swaps	(181)	(154)	(544)	(337)
Change in fair value of interest rate swap	742	579	695	(140)
Gain (loss) on sale of assets	1	(4)	(31)	(8)
Other	253	147	679	420
Total other income	2,906	1,486	4,659	2,687
Other expense
Salaries and employee benefits	4,054	2,817	10,518	8,921
Net occupancy expense	466	387	1,292	1,179
Equipment expense	496	476	1,436	1,421
Supplies	283	214	652	602
Professional fees	176	188	543	640
Amortization of intangibles	87	38	163	113
Other	1,258	1,157	3,584	3,434
Total other expense	6,820	5,277	18,188	16,310
Income before income taxes	5,557	5,213	13,892	11,985
Income tax expense	1,802	1,659	4,223	3,674
Income from continuing operations	3,755	3,554	9,669	8,311
Discontinued Operations
Exit costs	-	-	123	-
Operating (loss)	(200)	(1,059)	(798)	(377)
(Loss) from discontinued operations before income tax (benefit)	(200)	(1,059)	(675)	(377)
Income tax (benefit)	(69)	(374)	(231)	(116)
(Loss) from discontinued operations	(131)	(685)	(444)	(261)
Net Income	$3,624	$2,869	$9,225	$8,050

Basic earnings from continuing operations per common share	$0.51	$0.50	$1.34	$1.17
Basic earnings per common share	$0.49	$0.40	$1.28	$1.13
Diluted earnings from continuing operations per common share	$0.50	$0.49	$1.33	$1.16
Diluted earnings per common share	$0.49	$0.39	$1.27	$1.12
Dividends per common share	$0.17	$0.16	$0.17	$0.16

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders'
(dollars in thousands, except per share amounts)	Surplus	Earnings	Income	Equity

Balance, December 31, 2006	$18,021	$61,083	$(352)	$78,752
Nine Months Ended September 30, 2007
Comprehensive income:
Net income	-	9,225	-	9,225
Other comprehensive income,
net of deferred tax benefit
of $213:
Net unrealized gain on
securities of $560:	-	-	347	347
Total comprehensive income				9,572
Issuance of 317,686 shares at $19.93 per share	6,331			6,331
Stock compensation expense	24	-	-	24
Cash dividends declared ($0.17 per share)	-	(1,204)	-	(1,204)

Balance, September 30, 2007	$24,376	$69,104	$(5)	$93,475

			Accumulated	Total
	Common		Other	Share-
	Stock and	Retained	Compre-	holders'
	Related	Earnings	hensive	Equity
	Surplus	(Restated)	Income	(Restated)
Balance, December 31, 2005	$18,857	$55,102	$(1,268)	$72,691
Nine Months Ended September 30, 2006
Comprehensive income:
Net income	-	8,050	-	8,050
Other comprehensive income,
net of deferred tax benefit
of $262,714:
Net unrealized gain on
securities of $428,638	-	-	428	428
Total comprehensive income				8,478
Exercise of stock options	44	-	-	44
Stock compensation expense	26			26
Repurchase of common shares	(617)			(617)
Cash dividends declared ($0.16 per share)	-	(1,141)	-	(1,141)

Balance, September 30, 2006	$18,310	$62,011	$(840)	$79,481

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
		September 30,
	September 30,	2006
(dollars in thousands)	2007	(Restated)
Cash Flows from Operating Activities
Net income	$9,225	$8,050
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,141	1,313
Provision for loan losses	1,555	1,285
Stock compensation expense	24	26
Deferred income tax (benefit)	244	(317)
Loans originated for sale	(16,698)	(189,952)
Proceeds from loans sold	24,162	206,596
(Gain) on sales of loans held for sale	(631)	(6,569)
Securities (gains)	-	-
Change in fair value of derivative instruments	(540)	140
Exit costs related to discontinued operations	(123)	-
Loss on disposal of other assets	31	8
Amortization of securities premiums (accretion of discounts), net	(113)	98
Amortization of goodwill and purchase accounting
adjustments, net	171	122
(Decrease) in accrued interest receivable	(891)	(1,243)
(Increase) in other assets	(472)	(187)
Increase(decrease) in other liabilities	(607)	1,068
Net cash provided by (used in) operating activities	16,478	20,438
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	92	1,418
Proceeds from maturities and calls of securities available for sale	13,596	8,572
Proceeds from sales of securities available for sale	9,030	14,921
Principal payments received on securities available for sale	21,868	18,488
Purchases of securities available for sale	(75,237)	(63,964)
Net (increase) decrease in Federal funds sold	(1,982)	3,251
Net loans made to customers	(72,659)	(102,834)
Purchases of premises and equipment	(672)	(1,763)
Proceeds from sales of other assets	168	198
Purchase of life insurance contracts	-	(880)
Net cash acquired in acquisitions	233	-
Net cash provided by (used in) investing activities	(105,563)	(122,593)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	4,573	25,773
Net increase(decrease) in time deposits	(64,720)	165,383
Net increase(decrease) in short-term borrowings	64,271	(91,606)
Proceeds from long-term borrowings	110,000	18,551
Repayment of long-term borrowings	(22,430)	(25,164)
Exercise of stock options	-	44
Dividends paid	(1,205)	(1,141)
Repurchase of common stock	-	(617)
Net cash provided by financing activities	90,489	91,223
Increase (decrease) in cash and due from banks	1,404	(10,932)
Cash and due from banks:
Beginning	12,031	22,536
Ending	$13,435	$11,604

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
		September 30,
	September 30,	2006
(dollars in thousands)	2007	(Restated)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$37,984	$31,809
Income taxes	$3,472	$3,856

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$891	$50

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1. Restatement

Summit Financial Group, Inc. (“We”, “Company”, or “Summit”) is restating its consolidated financial statements and other financial information for September 30, 2006 to correct errors related to our derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. No. 133”).

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

The following tables reflect a summary of both the originally reported and restated amounts:

Consolidated Balance Sheets
(dollars in thousands)
	September 30, 2006
	As Previously Reported	As Restated
Other assets	$16,518	$17,222
Total assets	1,210,491	1,211,195
Long-term borrowings	144,275	146,127
Total liabilities	1,129,861	1,131,714
Retained earnings	63,159	62,011
Total shareholders' equity	80,630	79,481
Total liabilities and shareholders' equity	1,210,491	1,211,195

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Consolidated Statements of Income
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006		2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Interest income	$21,074	$21,074	$58,394	$58,394
Interest expense	11,999	11,810	32,287	31,871
Net interest income	9,075	9,264	26,107	26,523
Provision for loan losses	260	260	915	915
Noninterest income:
Net cash settlement
on derivative instruments	-	(154)	-	(337)
Change in fair value of
derivative instruments	-	579	-	(140)
Other noninterest income	1,049	1,061	3,161	3,164
Noninterest expense	5,277	5,277	16,310	16,310
Income from continuing operations
before income taxes	4,587	5,213	12,043	11,985
Income tax expense	1,421	1,659	3,696	3,674
Income from continuing operations
Income (loss) from discontinued	3,166	3,554	8,347	8,311
operations, net of income taxes	(685)	(685)	(261)	(261)
Net income	$2,481	$2,869	$8,086	$8,050

Diluted earnings per share:
Income from continuing operations	$0.45	$0.49	$1.16	$1.16
Net income	$0.35	$0.39	$1.12	$1.12
Average diluted shares outstanding	7,187,274	7,187,274	7,194,351	7,194,351

Consolidated Statements of Shareholders' Equity
(dollars in thousands)
	September 30,
	2006
	As Previously Reported	As Restated
Balance, beginning of period	$73,803	$72,691
Increase attributable to net income	8,086	8,050
Balance, end of period	80,630	79,481

In addition, the following Notes to Consolidated Financial Statements have been restated: 6, 12, and 15.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2006 audited financial statements and Annual Report on Form 10-K/A.  Certain accounts in the consolidated financial statements for December 31, 2006 and September 30, 2006, as previously presented, have been reclassified to conform to current year classifications.

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

Note 4.  Acquisitions

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

Under the terms of the Agreement, we will pay a combination of cash and shares of Summit common stock for each share of Greater Atlantic common stock outstanding, subject to a “stock collar” limiting the maximum and minimum number of shares we will issue. The stock collar is described more fully below. Subject to the stock collar, the total consideration for Greater Atlantic’s stock will be paid 70% in the form of Summit common stock and 30% cash, with each share of Greater Atlantic common stock exchanged for shares of Summit common stock valued at $4.20 and $1.80 in cash.

The number of shares of Summit common stock to be issued for each share of Greater Atlantic common stock will be determined by an exchange ratio at closing. At the closing, we will determine the exchange ratio by dividing $4.20 by the average closing price of Summit common stock reported on NASDAQ for the twenty (20) trading days prior to closing (the “Average Closing Price”). The exchange ratio is subject to a stock collar, which sets the maximum and minimum numbers of shares that we will issue. If the Average Closing Price of Summit common stock is less than $17.82, the exchange ratio will be calculated by dividing $4.20 by $17.82. If the Average Closing Price is greater than $24.01, the exchange ratio will be calculated by dividing $4.20 by $24.10.

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

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Assets:
Loans held for sale, net	$-	$8,428	$6,510
Loans, net	-	180	430
Premises and equipment, net	-	-	669
Property held for sale	-	75	75
Other assets	254	1,032	685
Total assets	$254	$9,715	$8,369
Liabilities:
Accrued expenses and other liabilities	$421	$2,109	$216
Total liabilities	$421	$2,109	$216

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the periods ended September 30, 2007 and 2006 is presented below.

Statements of Income from Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Interest income	$(3)	$300	$131	$1,274
Interest expense	-	144	45	689
Net interest income	(3)	156	86	585
Provision for loan losses	-	150	250	370
Net interest income after provision for loan losses	(3)	6	(164)	215

Noninterest income
Mortgage origination revenue	(4)	4,028	812	16,557
(Loss) on sale of assets	-	-	(51)	-
Total noninterest income	(4)	4,028	761	16,557
Noninterest expense
Salaries and employee benefits	-	1,485	542	5,394
Net occupancy expense	(12)	177	(3)	527
Equipment expense	5	78	28	227
Professional fees	179	186	376	508
Postage	-	1,587	-	5,012
Advertising	-	1,128	98	3,582
Impairment of long-lived assets	-	-	-	-
Exit costs	-	-	(123)	-
Other	95	452	429	1,899
Total noninterest expense	267	5,093	1,347	17,149
Income (loss) before income tax expense	(274)	(1,059)	(750)	(377)
Income tax expense (benefit)	(94)	(374)	(257)	(116)
Income (loss) from discontinued operations	$(180)	$(685)	$(493)	$(261)

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

(dollars in thousands)	Operating Lease Terminations	Vendor Contract Terminations	Severance Payments	Total
Balance, December 31, 2006	$734	$740	$385	$1,859
Less:
Payments from the accrual	(573)	(509)	(305)	(1,387)
Addition to the accrual	188	-	-	188
Reversal of over accrual	-	(231)	(80)	(311)
Balance, September 30, 2007	$349	$-	$-	$349

Note 6.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2006		2006
(dollars in thousands , except per share amounts)	2007	(restated)	2007	(restated)
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$3,755	$3,554	$9,669	$8,311
Income (loss) from discontinued operations	(131)	(685)	(444)	(261)
Net Income	3,624	2,869	9,225	8,050

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,399,213	7,127,650	7,190,875	7,130,276
Effect of dilutive securities:
Stock options	59,302	59,624	61,903	64,075
	59,302	59,624	61,903	64,075
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,458,515	7,187,274	7,252,778	7,194,351

Basic earnings per share from continuing operations	$0.51	$0.50	$1.34	$1.17
Basic earnings per share from discontinued operations	(0.02)	(0.10)	(0.06)	(0.04)
Basic earnings per share	$0.49	$0.40	$1.28	$1.13

Diluted earnings per share from continuing operations	$0.51	$0.49	$1.34	$1.16
Diluted earnings per share from discontinued operations	(0.02)	(0.10)	(0.06)	(0.04)
Diluted earnings per share	$0.49	$0.39	$1.27	$1.12

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 7.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2007, December 31, 2006, and September 30, 2006 are summarized as follows:

	September 30, 2007
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$38,414	$86	$150	$38,350
Mortgage-backed securities	170,007	766	1,919	168,854
State and political subdivisions	3,759	16	-	3,775
Corporate debt securities	1,675	15	14	1,676
Federal Home Loan Bank stock	15,453	-	-	15,453
Other equity securities	844	-	-	844
Total taxable	230,152	883	2,083	228,952
Tax-exempt:
State and political subdivisions	44,669	818	122	45,365
Other equity securities	4,472	525	25	4,972
Total tax-exempt	49,141	1,343	147	50,337
Total	$279,293	$2,226	$2,230	$279,289

	December 31, 2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$37,671	$3	$334	$37,340
Mortgage-backed securities	146,108	470	2,262	144,316
State and political subdivisions	3,759	25	-	3,784
Corporate debt securities	1,682	19	2	1,699
Federal Reserve Bank stock	669	-	-	669
Federal Home Loan Bank stock	12,094	-	-	12,094
Other equity securities	151	-	-	151
Total taxable	202,134	517	2,598	200,053
Tax-exempt:
State and political subdivisions	40,329	1,026	68	41,287
Other equity securities	5,975	573	14	6,534
Total tax-exempt	46,304	1,599	82	47,821
Total	$248,438	$2,116	$2,680	$247,874

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2006
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$38,304	$4	$417	$37,891
Mortgage-backed securities	141,372	292	2,807	138,857
State and political subdivisions	3,759	11	12	3,758
Corporate debt securities	2,185	19	3	2,201
Federal Reserve Bank stock	669	-	-	669
Federal Home Loan Bank stock	12,562	-	-	12,562
Other equity securities	150	-	-	150
Total taxable	199,001	326	3,239	196,088
Tax-exempt:
State and political subdivisions	42,691	1,229	63	43,857
Other equity securities	5,976	428	17	6,387
Total tax-exempt	48,667	1,657	80	50,244
Total	$247,668	$1,983	$3,319	$246,332

The maturities, amortized cost and estimated fair values of securities at September 30, 2007, are summarized as follows:

	Available for Sale
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due in one year or less	$61,720	$60,788
Due from one to five years	113,830	112,986
Due from five to ten years	43,487	44,288
Due after ten years	39,488	39,959
Equity securities	20,768	21,268
	$279,293	$279,289

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8.  Loans

Loans are summarized as follows:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Commercial	$87,018	$69,470	$67,352
Commercial real estate	352,396	314,198	300,675
Construction and development	212,570	215,820	207,545
Residential real estate	305,016	282,512	283,944
Consumer	33,254	36,455	36,885
Other	6,794	6,969	7,086
Total loans	997,048	925,424	903,487
Less unearned income	1,884	1,868	1,806
Total loans net of unearned income	995,164	923,556	901,681
Less allowance for loan losses	8,727	7,511	6,845
Loans, net	$986,437	$916,045	$894,836

Note 9.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2007 and 2006, and for the year ended December 31, 2006 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(dollars in thousands)	2007	2006	2006
Balance, beginning of period	$7,511	$6,112	$6,112
Losses:
Commercial	50	32	32
Commercial real estate	59	39	185
Construction and development	-	-	-
Real estate - mortgage	569	-	35
Consumer	133	114	200
Other	135	243	289
Total	946	428	741
Recoveries:
Commercial	2	1	1
Commercial real estate	10	43	46
Construction and development	20	-	-
Real estate - mortgage	7	6	6
Consumer	36	44	63
Other	90	152	179
Total	165	246	295
Net losses	781	182	446
Provision for loan losses	1,555	915	1,845
Reclassification of reserves related to loans previously reflected in discontinued operations	442	-	-

Balance, end of period	$8,727	$6,845	$7,511

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10.  Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2007 and other intangible assets at September 30, 2007, December 31, 2006, and September 30, 2006.

(dollars in thousands)	Goodwill Activity
Balance, January 1, 2007	$2,088
Acquired goodwill, net	4,110

Balance, September 30, 2007	$6,198

	Other Intangible Assets
	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$267
Less: accumulated amortization	1,272	1,159	1,121
Net carrying amount	$995	$1,108	$(854)

Identifiable customer intangible assets
Gross carrying amount	$3,000	$-	$-
Less: accumulated amortization	50	-	-
Net carrying amount	$2,950	$-	$-

We recorded amortization expense of approximately $163,000 for the nine months ended September 30, 2007 relative to our other intangible assets.  Annual amortization is expected to be approximately $251,000 for the year ending 2007 and $351,000 for each of the years ending 2008 through 2011.

Note 11.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2007 and 2006 and December 31, 2006:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Interest bearing demand deposits	$230,491	$220,167	$223,992
Savings deposits	39,596	47,984	44,980
Retail time deposits	303,316	278,322	264,571
Brokered time deposits	189,966	279,623	266,769
Total	$763,369	$826,096	$800,312

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of September 30, 2007:

(dollars in thousands)	Amount	Percent
Three months or less	$54,972	20.2%
Three through six months	46,205	16.9%
Six through twelve months	79,075	29.0%
Over twelve months	92,408	33.9%
Total	$272,660	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2007 is as follows:

(dollars in thousands)
Three month period ending December 31, 2007	$138,332
Year ending December 31, 2008	263,111
Year ending December 31, 2009	53,486
Year ending December 31, 2010	32,850
Year ending December 31, 2011	2,169
Thereafter	3,334
$493,282

Note 12.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at September 30	$117,361	$5,211	$2,127
Average balance outstanding for the period	69,770	6,063	2,168
Maximum balance outstanding at
any month end during period	117,361	7,358	2,669
Weighted average interest rate for the period	5.33%	4.09%	7.54%
Weighted average interest rate for balances
outstanding at September 30	5.11%	3.61%	7.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2006
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at December 31	$54,765	$4,731	$932
Average balance outstanding for the period	123,953	5,793	1,026
Maximum balance outstanding at
any month end during period	175,408	7,037	1,171
Weighted average interest rate for the period	5.08%	4.03%	7.49%
Weighted average interest rate for balances
outstanding at December 31	5.39%	4.08%	7.75%

	Nine Months Ended September 30, 2006
			Federal Funds
			Purchased
	Short-term		and
	FHLB	Repurchase	Lines of
	Advances	Agreements	Credit
Balance at September 30	$84,399	$5,216	$807
Average balance outstanding for the period	141,998	5,971	908
Maximum balance outstanding at
any month end during period	175,408	7,037	1,164
Weighted average interest rate for the period	5.01%	4.00%	7.60%
Weighted average interest rate for balances
outstanding at September 30	5.30%	4.15%	7.75%

Long-term borrowings:  Our long-term borrowings of $263,679,000, $176,109,000 and $146,127,000 at September 30, 2007, December 31, 2006, and September 30, 2006 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2007 was 5.16% compared to 4.88% for the first nine months of 2006.

Subordinated Debentures: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2007, December 31, 2006, and September 30, 2006.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

(dollars in thousands)

Year Ending
December 31,	Amount
2007	$889
2008	52,377
2009	63,911
2010	54,533
2011	12,465
Thereafter	99,093
$283,268

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first nine months of 2007or 2006.

During the first nine months of 2007, we recognized $24,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $9,000, compared to $26,000 compensation expense for the first nine months of 2006 with a deferred tax asset of $10,000.  At September 30, 2007, we had approximately $20,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next fifteen months.

A summary of activity in our Officer Stock Option Plan during the first nine months of 2007 and 2006 is as follows:

For the Nine Months Ended
	September 30, 2007		September 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	349,080	$17.83	361,740	$17.41
Granted	-	-	-	-
Exercised	-	-	(8,900)	4.89
Forfeited	-	-	-	-
Outstanding, September 30	349,080	$17.83	352,840	$17.73

Other information regarding options outstanding and exercisable at September 30, 2007 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	83,600	$5.34	5.10	$1,082	83,600	$5.34	1,082
6.01 - 10.00	31,680	9.49	8.26	278	24,480	9.49	215
10.01 - 17.50	3,500	17.43	6.42	3	3,500	17.43	3
17.51 - 20.00	51,800	17.79	9.21	26	31,000	17.79	15
20.01 - 25.93	178,500	25.19	7.82	-	178,500	25.19	-

	349,080	17.83		$1,389	321,080	18.02	$1,315

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
A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
(dollars in thousands)	2007
Commitments to extend credit:
Revolving home equity and
credit card lines	$35,400
Construction loans	85,010
Other loans	43,652
Standby letters of credit	13,006
Total	$177,068

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2007, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total Capital (to risk weighted assets)
Summit	$112,338	11.1%	$81,234	8.0%	$101,542	10.0%
Summit Community	110,300	10.9%	80,588	8.0%	100,734	10.0%
Tier I Capital (to risk weighted assets)
Summit	$103,386	10.2%	40,617	4.0%	60,925	6.0%
Summit Community	101,347	10.1%	40,294	4.0%	60,441	6.0%
Tier I Capital (to average assets)
Summit	$103,386	8.0%	39,009	3.0%	65,015	5.0%
Summit Community	101,347	7.9%	38,699	3.0%	64,498	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$103,102	10.7%	77,086	8.0%	96,357	10.0%
Summit Community	59,684	10.4%	45,911	8.0%	57,388	10.0%
Shenandoah	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier I Capital (to risk weighted assets)
Summit	94,899	9.9%	38,343	4.0%	57,515	6.0%
Summit Community	55,041	9.6%	22,934	4.0%	34,401	6.0%
Shenandoah	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier I Capital (to average assets)
Summit	94,899	7.8%	36,496	3.0%	60,826	5.0%
Summit Community	55,041	7.4%	22,314	3.0%	37,190	5.0%
Shenandoah	37,683	8.0%	14,097	3.0%	23,495	5.0%

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

RESTATEMENT

As discussed in Note 1, Restatement, in the Notes to Consolidated Financial Statements, we are restating financial statements and other financial information for the quarter ended and nine months ended September 30, 2006.

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

Growth in our interest earning assets resulted in an increase of 6.21%, or $1,743,000 in our net interest earnings on a tax equivalent basis for the first nine months in 2007 compared to the same period of 2006.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2007 and no impairment charges were necessary.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 2 and 10 of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the nine months ended September 30, 2007 grew 16.34% to $9,669,000, or $1.33 per diluted share as compared to $8,311,000, or $1.16 per diluted share for the nine months ended September 30, 2006.  For the quarter ended September 30, 2007, income from continuing operations increased 5.66% to $3,755,000, or $0.50 per diluted share as compared to $3,554,000, or $0.49 per diluted share for the same period of 2006.  Consolidated net income, which includes the results of discontinued operations, grew to $9,225,000 for the nine months ended September 30, 2007 compared to $8,050,000 for the same period of 2006.  On a quarterly basis, consolidated net income grew 26.32% to $3,624,000 for third quarter 2007 compared to $2,869,000 for the third quarter 2006.  Consolidated returns on average equity and assets for the first nine months of 2007 were 14.41% and 0.97%, respectively, compared with 13.79% and 0.93% for the same period of 2006.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $29,802,000 for the nine month period ended September 30, 2007 compared to $28,059,000 for the same period of 2006, representing an increase of $1,743,000 or 6.21%.  This increase resulted from growth in interest earning assets, primarily loans, which served to more than offset the 44 basis points increase in the cost of interest bearing liabilities during the same period.  Average interest earning assets grew 10.34% from $1,103,395,000 during the first nine months of 2006 to $1,217,493,000 for the first nine months of 2007.  Average interest bearing liabilities grew 10.51% from $1,007,694,000 at September 30, 2006 to $1,113,610,000 at September 30, 2007, at an average yield for the first nine months of 2007 of 4.67% compared to 4.23% for the same period of 2006.

Our consolidated net interest margin decreased to 3.27% for the nine month period ended September 30, 2007, compared to 3.40% for the same period in 2006.  On a quarterly basis, our net interest margin declined to 3.28% at September 30, 2007, from 3.40% for the quarter ended September 30, 2006. Our net interest margin remained stable compared to the linked quarter.  Our margin continues to be affected by our loan growth in an extremely competitive environment.  The current competitive pressures are causing loan rates to be lower.  Also, our loan growth is at a faster pace than we have been able to grow lower cost retail funds, causing us to rely more on higher cost, non-retail deposit funding vehicles.  The current competitive and market conditions are also causing deposit rates to be higher.  For the nine months ended September 30, 2007 compared to September 30, 2006, the yields on earning assets increased 28 basis points, while the cost of our interest bearing funds increased by 44 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
(dollars in thousands)
	For the Nine Months Ended
	September 30, 2007			September 30, 2006
			Yield/	Average	Earnings/	Yield/
	Average	Earnings/	Yield/		Expense	Rate
	Balance	Expense	Rate	Balance	(Restated)	(Restated)
Interest earning assets
Loans, net of unearned income
Taxable	$945,496	$57,435	8.12%	$857,851	$50,180	7.82%
Tax-exempt (1)	9,274	550	7.93%	8,373	476	7.60%
Securities
Taxable	214,602	8,216	5.12%	189,768	6,837	4.82%
Tax-exempt (1)	46,931	2,419	6.89%	45,950	2,385	6.94%
Federal funds sold and interest
bearing deposits with other banks	1,190	43	4.83%	1,453	52	4.78%
Total interest earning assets	1,217,493	68,663	7.54%	1,103,395	59,930	7.26%

Noninterest earning assets
Cash & due from banks	14,003			13,760
Premises and equipment	22,207			23,552
Other assets	29,132			26,160
Allowance for loan losses	(8,564)			(6,683)
Total assets	$1,274,271			$1,160,184

Interest bearing liabilities
Interest bearing demand deposits	$227,461	$6,120	3.60%	$213,518	$5,410	3.39%
Savings deposits	43,449	561	1.73%	40,826	311	1.02%
Time deposits	536,784	19,856	4.95%	428,224	13,601	4.25%
Short-term borrowings	78,002	3,098	5.31%	148,876	5,572	5.00%
Long-term borrowings
and capital trust securities	227,914	9,226	5.41%	176,250	6,977	5.29%
Total interest bearing liabilities	1,113,610	38,861	4.67%	1,007,694	31,871	4.23%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	64,028			64,618
Other liabilities	11,297			10,059
Shareholders' equity	85,336			77,813
Total liabilities and
shareholders' equity	$1,274,271			$1,160,184
Net interest earnings		$29,802			$28,059
Net yield on interest earning assets			3.27%			3.40%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $990,000 and $951,000 for the periods ended
September 30, 2007 and September 30 2006, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
(dollars in thousands)
	For the Nine Months Ended
	September 30, 2007 versus September 30, 2006
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,270	$1,985	$7,255
Tax-exempt	53	21	74
Securities
Taxable	933	446	1,379
Tax-exempt	51	(17)	34
Federal funds sold and interest
bearing deposits with other banks	(9)	-	(9)
Total interest earned on
interest earning assets	6,298	2,435	8,733

Interest paid on:
Interest bearing demand
deposits	364	346	710
Savings deposits	21	229	250
Time deposits	3,792	2,463	6,255
Short-term borrowings	(2,797)	323	(2,474)
Long-term borrowings and capital
trust securities	2,088	161	2,249
Total interest paid on
interest bearing liabilities	3,468	3,522	6,990

Net interest income	$2,830	$(1,087)	$1,743

Noninterest Income

Total noninterest income from continuing operations increased to $4,659,000 for the nine months ended September 30, 2007, compared to $2,687,000 for the same period of 2006.  Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Income
Dollars in thousands	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
		2006		2006
	2007	(Restated)	2007	(Restated)
Insurance commissions	$ 1,303	$ 218	$ 1,719	$ 696
Service fees	788	700	2,141	2,056
Net cash settlement on interest rate swaps	(181)	(154)	(544)	(337)
Change in fair value of interest rate swaps	742	579	695	(140)
Gain (loss) on sale of assets	1	(4)	(31)	(8)
Other	253	147	679	420
Total	$ 2,906	$ 1,486	$ 4,659	$ 2,687

Insurance commissions:  The increase in insurance commissions for both the three months and nine months ended September 30, 2007 is primarily the result of the acquisition of the Kelly Agencies during third quarter 2007.

Change in fair value of interest rate swaps:  The increase in fair value of interest rate swaps for both the quarter and nine months ended September 30, 2007 were the result of a change in market sentiment to anticipate future declines in short term interest rates.

Noninterest Expense

Total noninterest expense for continuing operations increased approximately $1,878,000, or 11.5% during the first nine months of 2007 as compared to the same period in 2006 and $1,543,000 or 29.2% for third quarter 2007 compared to third quarter 2006    Salaries and employee benefits expense represented the largest category of expense growth, which resulted primarily from additional employees attributable to the newly acquired Kelly Agencies, and general merit raises.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
(dollars in thousands)
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
	2007	$	%	2006	2007	$	%	2006
Salaries and employee benefits	$4,054	$1,237	43.9%	$2,817	$10,518	$1,597	17.9%	$8,921
Net occupancy expense	466	79	20.4%	387	1,292	113	9.6%	1,179
Equipment expense	496	20	4.2%	476	1,436	15	1.1%	1,421
Supplies	283	69	32.2%	214	652	50	8.3%	602
Professional fees	176	(12)	-6.4%	188	543	(97)	-15.2%	640
Amortization of intangibles	87	49	128.9%	38	163	50	44.2%	113
Other	1,258	101	8.7%	1,157	3,584	150	4.4%	3,434
Total	$6,820	$1,543	29.2%	$5,277	$18,188	$1,878	11.5%	$16,310

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

We recorded a $1,305,000 provision for loan losses for the first nine months of 2007, compared to $915,000 for the same period in 2006.  Net loan charge offs for the first nine months of 2007 were $781,000, as compared to

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

$182,000 over the same period of 2006.  Included in the 2007 net loan charge offs were $464,000 of charge offs related to loans that had been originated and sold by our secondary mortgage unit and had been repurchased under recourse provisions by us.  At September 30, 2007, the allowance for loan losses totaled $8,728,000 or 0.88% of loans, net of unearned income, compared to $7,511,000 or 0.81% of loans, net of unearned income at December 31, 2006.

As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.

Table IV - Summary of Past Due Loans and Non-Performing Assets
(dollars in thousands)
	September 30,		December 31,
	2007	2006	2006
Accruing loans past due 90 days or more	$5,279	$660	$4,638
Nonperforming assets:
Nonaccrual loans	1,637	614	638
Foreclosed properties	810	174	77
Repossessed assets	5	6	-
Total	$7,731	$1,454	$5,353
Total nonperforming loans as a
percentage of total loans	0.69%	0.14%	0.57%
Total nonperforming assets as a
percentage of total assets	0.58%	0.12%	0.43%

Relationships with two developers comprise nearly 50 percent of total nonperforming loans.  Each of these loans is well-collateralized and adequate reserves are in place.  We have experienced an upward trend in our internally classified assets.  This trend has primarily been in residential real estate development loans due to the recent slowdown in the sales of newly constructed homes.

In addition, as a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 4.12% at December 31, 2006 to 6.20% at September 30, 2007.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by each subsidiary bank's primary regulatory agency.  The increase in internally classified loans at September 30, 2007 is primarily due to three customer relationships.  Management downgraded these three relationships, as they fell outside of our internal lending policy guidelines and does not expect any material future losses related to these three relationships.  Refer to the Asset Quality section of the financial review of the 2006 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans.

FINANCIAL CONDITION

Our total assets were $1,340,679,000 at September 30, 2007, compared to $1,235,519,000 at December 31, 2006, representing an 8.5% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2006 and September 30, 2007.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Table V - Summary of Significant Changes in Financial Position
(dollars in thousands)

	Balance	Increase (Decrease)		Balance
	December 31,	Amount	Percentage	September 30,
	2006	(Restated)	(Restated)	2007
Assets
Securities available for sale	$247,874	31,415	12.7%	$279,289
Loans, net	916,045	70,392	7.7%	986,437
Intangible assets	3,196	6,947	217.4%	10,143

Liabilities
Deposits	$888,688	$(60,089)	-6.8%	$828,599
Short-term borrowings	60,428	64,271	106.4%	124,699
Long-term borrowings
and subordinated debentures	195,698	40,649	20.8%	283,268

Loan growth during the first nine months of 2007, occurring principally in the commercial real estate portfolio, was funded primarily by borrowings from the FHLB.

Deposits decreased approximately $60 million during the first nine months of 2007.  This decrease was primarily in brokered deposits, which were replaced with FHLB borrowings.

Refer to Notes 7, 8, 10, 11, and 12 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2007 and December 31, 2006.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged  securities, and available lines of credit with the FHLB, the total of which approximated $256 million, or 19.1% of total assets at  September 30, 2007 versus $275 million, or 22.3% of total assets at December 31, 2006.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2007 totaled $93,475,000 compared to $78,752,000 at December 31, 2006.

Refer to Note 15 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2007.  The operating lease obligations include leases for both continuing and discontinued operations, as we remain obligated to pay the leases of two properties that were used by Summit Mortgage.

	Long	Capital
	Term	Trust	Operating
(dollars in thousands)	Debt	Securities	Leases
2007	$889	$-	$280
2008	52,377	-	997
2009	63,911	-	431
2010	54,533	-	123
2011	12,465	-	89
Thereafter	79,504	19,589	200
Total	$263,679	$19,589	$2,120

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2007 are presented in the following table.

(dollars in thousands)	2007
Commitments to extend credit:
Revolving home equity and
credit card lines	$35,400
Construction loans	85,010
Other loans	43,652
Standby letters of credit	13,006
Total	$177,068

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

The following table shows our projected earnings sensitivity as of September 30, 2007 which is well within our ALCO policy limit of a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	0 - 24 Months
Down 200 (1)	1.78%	4.97%
Down 200, steepening yield curve (2)	3.31%	11.24%
Up 100 (1)	0.72%	0.36%
Up 200 (1)	1.19%	-5.15%

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

On August 16, 2007, Management, the Audit Committee of the Board of Directors and the Executive Committee of the Board of Directors of Summit Financial Group, Inc. (“Summit” or the “Company”) concluded that a restatement of its financial statements and other financial information for the year ended December 31, 2006 and for the quarters ended March 31 and June 30 of 2007 (including the financial statements and other financial information for all comparative periods contained therein, and for the comparative financial statements and other comparative financial information as of and for the quarter ended September 30, 2006 included in this form 10-Q for the quarter ended September 30, 2007) with respect to the accounting for certain derivatives transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) was necessary.

(b) Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of September 30, 2007, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2007 were effective.

(c) Remediation of Material Weakness in Internal Control

We have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions used as hedges as of September 30, 2007. The remedial actions included:

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

(d) Changes in Internal Control Over Financial Reporting

 Except for the remediation of the material weakness in the accounting for derivative transactions as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

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

On November 20, 2006, Corinthian filed an Amended Complaint which joined Summit Financial Group as a defendant and requested damages in the amount of 20 million dollars.  Trial of this matter is currently scheduled to begin on January 14, 2008.  Based on the progress of settlement negotiations among the parties, we estimate there is a reasonable possibility of loss in the range of $0 to $9 million dollars.  The Company has not accrued for this loss and the loss is uninsured.

 If the case does not settle, after consultation with legal counsel, we believe that significant and meritorious defenses exist as to all the claims including with respect to plaintiff’s claim for damages.  We will continue to evaluate the claims in the Corinthian lawsuit and intend to vigorously defend against them. Management, at the present time, is unable to estimate the impact, if any, an adverse decision may have on our results of operations or financial condition.   However, an adverse decision resulting in a large damage award could have a significant negative impact on Summit’s regulatory capital thereby limiting Summit’s near term growth and its ability to pay dividends to its shareholders.

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

Date: November 9, 2007