Form 10-K
period 2007-12-31
SUMMIT FINANCIAL GROUP INC
filed 2008-03-17
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [§229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “ large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☑                                             Non-accelerated filer ☐                                               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2007, was approximately $102,564,000.  The number of shares of the Registrant’s Common Stock outstanding on March 3, 2008, was 7,408,941.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

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

                                                                                          Part of Form 10-K into which
Document                                                                                                       document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 15, 2008

                                SUMMIT FINANCIAL GROUP, INC
                                          Form 10-K Index

                                                 Page

PART I.

Item 1.	Business	3-9

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Shareholders	12

PART II.

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities	13-14

Item 6.	Selected Financial Data	15

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 8.	Financial Statements and Supplementary Data	34-70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71

Item 9A.	Controls and Procedures	71

Item 9B.	Other Information	71

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance	72

Item 11.	Executive Compensation	72

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	72

Item 13.	Certain Relationships and Related Transactions and Director Independence	72

Item 14.	Principal Accounting Fees and Services	72

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	73-74

SIGNATURES		75

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

PART I.

Item 1.                      Business

General

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.4 billion financial holding company headquartered in Moorefield, West Virginia.  We provide commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary:  Summit Community Bank (“Summit Community”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services.  The deposits of the Summit Community are insured by the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs.  We and our Bank Subsidiary have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities.  We also have a marketing program that primarily utilizes local radio and newspapers to advertise.

Our primary lending focus is providing commercial loans to local businesses with annual sales ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $1,000,000.  We generally do not seek loans of more than $5 million, but will consider larger lending relationships which involve exceptional levels of credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.  This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank Subsidiaries to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.  We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.
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

Summit Community is subject to West Virginia statutes and regulations, and is primarily regulated by the West Virginia Division of Banking and is also subject to regulations promulgated by the FRB and the FDIC.  As members of the FDIC, the deposits of the bank are insured as required by federal law.  Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of Summit Community.  These examinations are conducted primarily to protect depositors and not shareholders.  In addition to these regular examinations, Summit Community must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

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

Credit and Monetary Policies and Related Matters

Summit Community is affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit.  The operations of the Bank Subsidiaries are affected by the policies of government regulatory authorities, including the FRB which regulates money and credit conditions through open market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits.  These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments.  The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future.  Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

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

Under federal law, the OCC may order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock.  This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment.  Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states.  Summit, as the sole stockholder of Summit Community, is subject to such provisions.

Capital Requirements

As a financial holding company, we are subject to FRB risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets.  Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis.  The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.  Summit Community is subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

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

Our regulatory capital ratios and the Bank Subsidiary’s capital ratios as of year end 2007 are set forth in the table in Note 16 of the notes to the consolidated financial statements on page 59.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2007.  As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

In the most recent CRA examination by the bank regulatory authorities, Summit Community Bank was given a “satisfactory” CRA rating.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

Employees

At March 1, 2008, we employed 238 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

Description of Information                                                                                                           Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets 19
b.	Analysis of Net Interest Earnings 18
c.	Rate Volume Analysis of Changes in Interest Income and Expense 20
2.	Investment Portfolio
a.	Book Value of Investments 23
b.	Maturity Schedule of Investments 23
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity 23
3.	Loan Portfolio
a.	Types of Loans 22
b.	Maturities and Sensitivity to Changes in Interest Rates 49
c.	Risk Elements 24
d.	Other Interest Bearing Assets n/a
4.	Summary of Loan Loss Experience 27
5.	Deposits
a.	Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid                                                                                                        19
b.	Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More                                                                                   52
6.	Return of Equity and Assets 15
7.	Short-term Borrowings 53

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

Item 1B.  Unresolved Staff Comments

None

Item 2.                      Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own.  The Bank Subsidiary’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2007, our Bank Subsidiary operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia office of Summit Community Bank, and also leases 2 locations in Leesburg, Virginia.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	-	1
Mathias, West Virginia	1	-	1
Franklin, West Virginia	1	-	1
Petersburg, West Virginia	1	-	1
Charleston, West Virginia	2	-	2
Rainelle, West Virginia	1	-	1
Rupert, West Virginia	1	-	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	-	1	1
Harrisonburg, Virginia	-	2	2
Warrenton, Virginia	-	1	1
Martinsburg, West Virginia	1	-	1
Summit Insurance Services, LLC
Leesburg, Virginia	-	2	2

We believe that the premises occupied by us and our subsidiaries generally are well-located and suitably equipped to serve as financial services facilities.  See Notes 8 and 9 of our consolidated financial statements on pages 50 and 51.

Item 3.                      Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 15 of our consolidated financial statements on page 58.

Item 4.                      Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2007 to a vote of Company shareholders.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Dividends paid	$-	$0.17	$-	$0.17
High Bid	21.56	21.20	19.85	18.96
Low Bid	19.45	19.65	18.28	13.56

2006
Dividends paid	$-	$0.16	$-	$0.16
High Bid	25.09	24.52	24.18	20.16
Low Bid	19.90	19.10	17.95	17.50

Dividends on Summit’s common stock are paid on the 15th day of June and December.  The record date is the 1st day of each respective month.  For a discussion of restrictions on dividends, see Note 16 of the notes to the accompanying consolidated financial statements.

As of March 1, 2008, there were approximately 1,304 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:

We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

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

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan and under Summit’s ESOP for the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2007 - October 31, 2007	725	$18.00	-	170,375
November 1, 2007 - November 30, 2007	6,000	17.71	5,000	165,375
December 1, 2007 - December 31, 2007	8,700	14.71	-	165,375

(a)	Includes shares repurchased under the August 2006 Repurchase Plan and shares repurchased under the Employee Stock Ownership Plan.

(b)  Shares available to be repurchased under the August 2006 Repurchase Plan.

Performance Graph:

Set forth below is a line graph comparing the cumulative total return of Summit’s Common Stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index (“NASDAQ Composite”) and a peer group for the five-year period ending December 31, 2007.  The “Summit Peer Group” consists of publicly-traded bank holding companies headquartered in West Virginia and Virginia having total assets between $500 million and $2 billion.

The cumulative total shareholder return assumes a $100 investment on December 31, 2002 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2007.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$91,384	$80,278	$56,653	$45,041	$41,154
Interest expense	52,317	44,379	26,502	18,663	17,827
Net interest income	39,067	35,899	30,151	26,378	23,327
Provision for loan losses	2,055	1,845	1,295	1,050	915
Net interest income after provision
for loan losses	37,012	34,054	28,856	25,328	22,412
Noninterest income	7,357	3,634	1,605	3,263	3,275
Noninterest expense	25,098	21,610	19,264	16,919	14,218
Income before income taxes	19,271	16,078	11,197	11,672	11,469
Income tax expense	5,734	5,018	3,033	3,348	3,414
Income from continuing operations	13,537	11,060	8,164	8,324	8,055
Discontinued operations
Exit costs and impairment of long-lived assets	(312)	(2,480)	-	-	-
Operating income (loss)	(10,347)	(1,750)	3,862	2,913	(44)
Income (loss) from discontinued operations before tax	(10,659)	(4,230)	3,862	2,913	(44)
Income tax expense (benefit)	(3,578)	(1,427)	1,339	1,004	(15)
Income (loss) from discontinued operations	(7,081)	(2,803)	2,523	1,909	(29)
Net income	$6,456	$8,257	$10,687	$10,233	$8,026

Balance Sheet Data (at year end)
Assets	$1,435,536	$1,235,519	$1,110,214	$889,830	$791,577
Securities	300,066	247,874	223,772	211,362	235,409
Loans	1,052,489	916,045	793,452	602,728	498,340
Deposits	828,687	888,687	673,887	524,596	511,801
Short-term borrowings	172,055	60,428	182,028	120,629	49,714
Long-term borrowings and subordinated debentures	335,327	195,699	172,295	173,101	168,549
Shareholders' equity	89,420	78,752	72,691	65,150	57,005
Per Share Data
Earnings per share from continuing operations
Basic earnings	$1.87	$1.55	$1.15	$1.18	$1.14
Diluted earnings	1.85	1.54	1.13	1.17	1.14
Earnings per share from discontinued operations
Basic earnings	(0.98)	(0.39)	0.35	0.27	-
Diluted earnings	(0.97)	(0.39)	0.35	0.27	-
Earnings per share
Basic earnings	0.89	1.16	1.51	1.46	1.14
Diluted earnings	0.88	1.15	1.48	1.44	1.14
Shareholders' equity (at year end)	12.07	11.12	10.20	9.25	8.12
Cash dividends	0.34	0.32	0.30	0.26	0.215
Performance Ratios
Return on average equity	7.34%	10.44%	15.09%	16.60%	14.69%
Return on average assets	0.50%	0.70%	1.10%	1.22%	1.11%
Dividend payout	38.1%	27.6%	20.0%	17.9%	18.8%
Equity to assets	6.2%	6.4%	6.5%	7.3%	7.2%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

This annual report contains comments or information that constitute forward looking statements (within the meaning of the Private Securities Litigation Act of 1995) that are based on current expectations that involve a number of risks and uncertainties.  Words such as “expects”, “anticipates”, “believes”, “estimates” and other similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could” are intended to identify such forward-looking statements.

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

DESCRIPTION OF BUSINESS

We are a $1.4 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance.  During 2007, we acquired the Kelly Agencies, two Leesburg, Virginia insurance agencies primarily specializing in group health, life and disability benefit plans and merged them into Summit Insurance Services, LLC.  Although our business operates as two separate segments, the insurance segment is not a reportable segment as it is immaterial, and thus our financial information is presented on an aggregated basis.  Summit Financial Group, Inc. employs approximately 250 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2007

•	We achieved record earnings from continuing operations in 2007. Income from continuing operations totaled $13,537,000, or $1.85 per diluted share, an increase of 20.1%.

•
We settled the pending litigation related to our previous mortgage banking segment, which resulted in an after-tax charge included in discontinued operations of $5.8 million.  This allows us to now fully focus on our core banking business.

•	We completed the acquisition of the Kelly Agencies, two Leesburg, Virginia based insurance agencies, specializing primarily in group health, life, and disability benefit plans.

•
We entered into an agreement during 2007 to acquire Greater Atlantic Financial Corp., a $236 million thrift headquartered in Reston, Virginia.  We plan to close the transaction at the end of first quarter 2008.

•
Our net interest margin continued to experience pressure, dropping to 3.26% for 2007, compared to 3.38% for 2006.  Despite an overall decline in market rates, competitive forces have caused deposit rates to be less sensitive to reductions in market rates.

•	Credit quality has declined as our nonperforming assets have increased from $5 million at December 31, 2006 to $12 million at December 31, 2007.

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

Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 2 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter of 2007, we completed the required annual impairment test and determined that no impairment write-offs were necessary.  We can not assure you that future goodwill impairment tests will not result in a charge to earnings.

See Notes 1 and 10 of the accompanying consolidated financial statements for further discussion of our intangible assets, which include goodwill.

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the three years ended December 31, 2007, 2006 and 2005, was $13,537,000, $11,060,000, and $8,164,000, respectively.  On a per share basis, diluted income from continuing operations was $1.85 in 2007, compared to $1.54 in 2006 and $1.13 in 2005.  Consolidated net income, which includes the results of discontinued operations, for the three years ended December 31, 2007, 2006 and 2005 was $6,456,000, $8,257,000, and $10,687,000, respectively.  On a per share basis, diluted net income was $0.88 in 2007, compared to $1.15 in 2006 and $1.48 in 2005.  Consolidated return on average equity was 7.34% in 2007 compared to 10.44% in 2006 and 15.09% in 2005.  Consolidated return on average assets for the year ended December 31, 2007 was 0.50% compared to 0.70% in 2006 and 1.10% in 2005.  Included in 2005’s income from continuing operations is an other-than-temporary non-cash impairment charge of $1.5 million pre-tax, equivalent to $940,000 after-tax, related to $5.7 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

Net Interest Income

The major component of our net earnings is net interest income, which is the excess of interest earned on earning assets over the interest expense incurred on interest bearing sources of funds.  Net interest income is affected by changes in volume, resulting from growth and alterations of the balance sheet's composition, fluctuations in interest rates and maturities of sources and uses of funds.  We seek to maximize net interest income through management of our balance sheet components.  This is accomplished by determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining portfolio risk at an acceptable level.

Consolidated net interest income on a fully tax equivalent basis, consolidated average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2007, 2006 and 2005 are presented in Table I.  Table II presents, for the periods indicated, the changes in consolidated interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.  Tables I and II are presented on a consolidated basis.  The results would not vary significantly if presented on a continuing operations basis.

Consolidated net interest income on a fully tax equivalent basis, totaled $40,495,000, $37,870,000, and $32,080,000 for the years ended December 31, 2007, 2006 and 2005, respectively, representing a 6.9% increase in 2007 and 18.0% in 2006.  These increases in net interest income are the result of substantial loan growth in the commercial real estate and residential mortgage portfolios in all three years, which more than offset the impact of higher funding costs.  Total average earning assets increased 10.7% to $1,240,647,000 at December 31, 2007 from $1,121,089,000 at December 31, 2006.   Total average interest bearing liabilities increased 10.8% to $1,135,031,000 at December 31, 2007, compared to $1,024,031,000 at December 31, 2006.  As identified in Table II, consolidated tax equivalent net interest income grew $2,625,000 and $5,790,000 during 2007 and 2006, respectively.

  Our consolidated net interest margin was 3.26% for 2007 compared to 3.38% and 3.51% for 2006 and 2005, respectively.  Our consolidated net interest margin decreased 12 basis points in 2007, driven by a 28 basis point increase in the cost of interest bearing funds while the increase on the yields on interest earning assets was only 14 basis points.  Our margin continues to be affected by our rapid loan growth in an extremely competitive environment.  Despite an overall decline in market rates, competitive forces have caused deposit rates to be less sensitive to reductions in market rates.  Unlike in prior years, in many cases, the marginal cost of raising retail time deposits was higher at some points during 2007 than wholesale time deposits.  If loan growth continues at levels similar to 2007, this could cause continued margin contraction.  Our consolidated net interest margin decreased 13 basis points in 2006, despite an increase of 94 basis points on the yields on interest earning assets, which was more than offset by the 113 basis point increase in the cost of interest bearing liabilities.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our consolidated net interest income.

We anticipate modest growth in our net interest income to continue over the near term as the growth in the volume of interest earning assets will more than offset the expected continued downward pressure on our net interest margin.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the Market Risk Management section of Item 7A for further discussion of the impact changes in market interest rates could have on us.

TABLE I - AVERAGE DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST EARNINGS & EXPENSES, AND AVERAGE YIELDS/RATES
(dollars in thousands)

	2007			2006			2005
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate

ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$963,116	$77,511	8.05%	$872,017	$68,915	7.90%	$691,041	$47,582	6.89%
Tax-exempt (2)	9,270	738	7.96%	8,428	642	7.62%	8,688	635	7.31%
Securities
Taxable	219,605	11,223	5.11%	193,046	9,403	4.87%	164,611	7,076	4.30%
Tax-exempt (2)	47,645	3,289	6.90%	46,382	3,227	6.96%	47,563	3,180	6.69%
Federal Funds sold and interest
bearing deposits with other banks	1,011	51	5.04%	1,216	62	5.10%	2,779	109	3.92%
	$1,240,647	$92,812	7.48%	$1,121,089	$82,249	7.34%	$914,682	$58,582	6.40%
Noninterest earning assets
Cash and due from banks	14,104			13,417			17,583
Banks premises and equipment	22,179			23,496			21,234
Other assets	30,795			26,422			21,121
Allowance for loan losses	(8,683)			(6,849)			(5,652)
Total assets	$1,299,042			$1,177,575			$968,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$227,014	$7,695	3.39%	$215,642	$7,476	3.47%	$151,271	$3,120	2.06%
Savings deposits	42,254	706	1.67%	42,332	554	1.31%	47,745	312	0.65%
Time deposits	524,389	25,895	4.94%	458,864	20,282	4.42%	319,377	9,970	3.12%
Short-term borrowings	95,437	4,822	5.05%	130,771	6,612	5.06%	138,694	4,824	3.48%
Long-term borrowings and
subordinated debentures	245,937	13,199	5.37%	176,422	9,455	5.36%	172,260	8,276	4.80%
	$1,135,031	$52,317	4.61%	$1,024,031	$44,379	4.33%	$829,347	$26,502	3.20%
Noninterest bearing liabilities
Demand deposits	65,060			64,380			61,543
Other liabilities	11,000			10,106			7,258
Total liabilities	1,211,091			1,098,517			898,148
Shareholders' equity	87,951			79,058			70,820
Total liabilities and
shareholders' equity	$1,299,042			$1,177,575			$968,968
NET INTEREST EARNINGS		$40,495			$37,870			$32,080
NET INTEREST MARGIN			3.26%			3.38%			3.51%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $633,000,
$636,000 and $469,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,428,000, $1,286,000, and $1,271,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume - Consolidated Basis
(dollars in thousands)
	2007 Versus 2006			2006 Versus 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$7,312	$1,284	$8,596	$13,638	$7,695	$21,333
Tax-exempt	66	30	96	(19)	26	7
Securities
Taxable	1,341	479	1,820	1,314	1,013	2,327
Tax-exempt	87	(25)	62	(80)	127	47
Federal funds sold and interest
bearing deposits with other banks	(10)	(1)	(11)	(73)	26	(47)
Total interest earned on
interest earning assets	8,796	1,767	10,563	14,780	8,887	23,667

Interest paid on:
Interest bearing demand
deposits	388	(169)	219	1,676	2,680	4,356
Savings deposits	(1)	153	152	(39)	281	242
Time deposits	3,082	2,531	5,613	5,282	5,030	10,312
Short-term borrowings	(1,786)	(4)	(1,790)	(290)	2,078	1,788
Long-term borrowings and
subordinated debentures	3,731	13	3,744	204	975	1,179
Total interest paid on
interest bearing liabilities	5,414	2,524	7,938	6,833	11,044	17,877

Net interest income	$3,382	$(757)	$2,625	$7,947	$(2,157)	$5,790

Noninterest Income

Noninterest income from continuing operations totaled 0.57%, 0.31%, and 0.17% of average assets in 2007, 2006, and 2005, respectively.  Noninterest income from continuing operations totaled $7,357,000 in 2007, compared to $3,633,000 in 2006 and $1,605,000 in 2005, with service fees from deposit accounts and insurance commissions being the primary components.  Further detail regarding noninterest income from continuing operations is reflected in the following table.

Noninterest Income - Continuing Operations
(dollars in thousands)	2007	2006	2005
Insurance commissions	$2,876	$924	$853
Service fees	3,004	2,758	2,589
Securities gains (losses)	-	-	(1,390)
Net cash settlement on derivative instruments	(727)	(534)	181
Change in fair value of derivative instruments	1,478	(90)	(950)
(Loss) on sale of assets	(33)	(47)	(198)
Other	759	622	520
Total	$7,357	$3,633	$1,605

Insurance commissions:  These commissions increased over 200% in 2007 due to our acquisition of the Kelly Agencies, two insurance agencies specializing in group health, life and disability benefit plans.

Service fees:  Total service fees increased 8.9% in 2007 and 6.5% in 2006 primarily as a result of increases in overdraft and nonsufficient funds (NSF) fees due to an increased overdraft usage by customers and a change in our fee structure.

Securities gains/losses: During 2005, we took an other-than-temporary non-cash impairment charge of $1.5 million pre-tax, equivalent to $940,000 after-tax, related to $5.7 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Change in fair value of derivative instruments:  During 2007, the fair value of derivative financial instruments not eligible for short-cut accounting, net of cash payments received/paid, increased $1,478,000.  During 2006, the fair value, net of cash payments, of these derivatives decreased $90,000.  The 2007 increase is attributable to the expectation of falling short-term market interest rates which positively impacts the fair value of related derivative instruments.

Losses on sales of assets:  Included in noninterest income are losses on sales of assets of $33,000 in 2007, $47,000 in 2006 and $198,000 in 2005.  The $198,000 loss in 2005 includes the loss on the sale of one of our foreclosed properties.

Noninterest Expense

Noninterest expense for continuing operations was well controlled in both 2007 and 2006.  These expenses totaled $25,098,000 $21,609,000, and $19,264,000 or 1.9%, 1.8%, and 2.0% of average assets for each of the years ended December 31, 2007, 2006 and 2005, respectively.  Total noninterest expense for continuing operations increased $3,489,000 in 2007 compared to 2006 and $2,345,000 in 2006 compared to 2005.  Table III below shows the breakdown of these increases.

Salaries and employee benefits:  Salaries and employee benefits expense increased 23.6% in 2007 primarily due to increased staffing as a result of the acquisition of the Kelly Agencies.  These expenses increased 9.4% in 2006 primarily due to general merit raises, and additional staffing requirement needed as a result of our growth, including opening a new community banking office in Martinsburg, West Virginia.

Net occupancy and Equipment expense:  The increases in net occupancy and equipment expense for 2007 and 2006 are attributed to increased facility costs as a result of acquiring the Kelly Agencies in 2007 and opening a new branch in 2006.

Other:  Other expenses increased $434,000 or 10.3% during 2007.  The two largest contributors to this increase were FDIC assessment, which totaled $290,000 in 2007 compared to $88,000 in 2006 due to an increase in assessment rates by the FDIC and ATM/debit card expense, which totaled $513,000 in 2007 compared to $387,000 in 2006 due to increased card usage by customers.

Table III - Noninterest Expense - Continuing Operations
(dollars in thousands)		Change			Change
	2007	$	%	2006	$	%	2005
Salaries and employee benefits	$14,608	$2,787	23.6%	$11,821	$1,011	9.4%	$10,810
Net occupancy expense	1,758	201	12.9%	1,557	186	13.6%	1,371
Equipment expense	2,004	103	5.4%	1,901	188	11.0%	1,713
Supplies	871	74	9.3%	797	248	45.2%	549
Professional fees	695	(197)	-22.1%	892	144	19.3%	748
Advertising	271	(13)	-4.6%	284	(127)	-30.9%	411
Amortization of intangibles	251	100	66.2%	151	-	0.0%	151
Other	4,640	434	10.3%	4,206	695	19.8%	3,511
Total	$25,098	$3,489	16.1%	$21,609	$2,345	12.2%	$19,264

Income Tax Expense

Income tax expense for continuing operations for the three years ended December 31, 2007, 2006 and 2005 totaled $5,734,000, $5,018,000, and $3,033,000, respectively.   Refer to Note 13 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Total average assets in 2007 were $1,299,042,000, an increase of 10.3% over 2006's average of $1,177,575,000.  Average assets grew 21.5% in 2006, from $968,968,000 in 2005.  This growth principally occurred in our loan portfolio in both years.  Significant changes in the components of our balance sheet in 2007 and 2006 are discussed below.

Loan Portfolio

Table IV depicts loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table IV - Loans by Type
Dollars in thousands

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$92,599	8.7%	$69,470	7.5%	$63,206	7.9%	$53,226	8.7%	$46,860	9.3%
Commercial real estate, land development, and construction	609,748	57.4%	530,018	57.3%	407,435	50.8%	283,547	46.6%	211,760	42.0%
Residential mortgage	322,640	30.3%	282,512	30.5%	285,241	35.6%	223,690	36.7%	196,135	38.9%
Consumer	31,956	3.0%	36,455	3.9%	36,863	4.6%	38,948	6.4%	41,112	8.2%
Other	6,641	0.6%	6,969	0.8%	8,598	1.1%	9,605	1.6%	8,223	1.6%

Total loans	$1,063,584	100.0%	$925,424	100.0%	$801,343	100.0%	$609,016	100.0%	$504,090	100.0%

Total net loans averaged $972,386,000 in 2007 and comprised 74.9% of total average assets compared to $880,445,000 or 74.8% of total average assets during 2006.  The increase in the dollar volume of loans is primarily attributable to our continued growth mode.  We continue to aggressively seek loans in the Virginia markets, primarily in the Shenandoah Valley of northern Virginia, as this area is currently a vibrant market for commercial loans, especially commercial real estate loans.

Refer to Note 6 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2007.

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are disclosed in Note 15 of the accompanying consolidated financial statements but not reflected in the accompanying consolidated financial statements.  There have been no significant changes in these types of commitments and contingent liabilities and we do not anticipate any material losses as a result of these commitments.

Securities

Securities comprised approximately 20.9% of total assets at December 31, 2007 compared to 20.1% at December 31, 2006.  Average securities approximated $267,250,000 for 2007 or 11.6% more than 2006's average of $239,428,000. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

  All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to SFAS No. 115, anytime that we carry a security with an unrealized loss that has been determined to be “other than temporary”, we must recognize that loss in income.  During 2005, we took an other-than-temporary non-cash impairment charge of $1.5 million pre-tax, equivalent to $940,000 after-tax, related to $5.7 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  We continue to own these securities, and this charge was taken primarily due to difficulty in accurately projecting the future recovery period of these securities.  At December 31, 2007, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2007, together with the weighted average yields for each range of maturity, is summarized in Table V.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

Table V - Securities Maturity Analysis
(At amortized cost, dollars in thousands)
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$6,771	4.2%	$9,432	4.8%	$27,675	5.3%	$1,993	6.4%
Mortgage backed securities	47,315	4.9%	89,302	5.1%	31,040	5.5%	13,179	5.5%
State and political
subdivisions	162	6.3%	5,372	5.9%	12,883	6.8%	29,303	6.9%
Corporate debt securities	1,000	3.7%	349	6.8%	-	-	-	-
Other	-	-	-	-	-	-	24,365	5.9%

Total	$55,248	4.8%	$104,455	5.1%	$71,598	5.7%	$68,840	6.0%

Deposits

Total deposits at December 31, 2007 decreased $60,000,000 or 6.8% compared to December 31, 2006.  Average interest bearing deposits increased $76,819,000, or 10.7% during 2007.  We have strengthened our focus on growing retail deposits, which is reflected by their steady growth over the past two years, increasing 7.1% in 2007 and 11.7% in 2006.  Wholesale deposits, which represent brokered certificates of deposit acquired through a third party, decreased 36.9% to $176,391,000 at December 31, 2007.  These deposits totaled $279,623,000 at December 31, 2006, an increase of 117.3% over 2005.  Our decreased utilization of brokered deposits during 2007 was due to favorable pricing of other alternative wholesale funding sources, including wholesale reverse repurchase agreements. During 2006, the pricing of brokered certificates of deposits was more favorable when compared to other wholesale funding sources, and were used to pay off short term Federal Home Loan Bank advances.

Deposits
(dollars in thousands)
	2007	2006	2005	2004	2003
Noninterest bearing demand	$65,727	$62,591	$62,617	$55,402	$51,004
Interest bearing demand	222,825	220,167	200,638	122,355	112,671
Savings	40,845	47,984	44,681	50,428	47,397
Certificates of deposit	291,294	249,952	211,032	217,863	241,351
Individual Retirement Accounts	31,605	28,370	26,231	25,298	26,185
Retail deposits	652,296	609,064	545,199	471,346	478,608
Wholesale deposits	176,391	279,623	128,688	53,268	33,193
Total deposits	$828,687	$888,687	$673,887	$524,614	$511,801

See Table I for average deposit balance and rate information by deposit type for 2007, 2006 and 2005 and Note 11 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2007.

Borrowings

Lines of Credit:  We have available lines of credit from various correspondent banks totaling $18,183,000 at December 31, 2007.  These lines are utilized when temporary day to day funding needs arise.  They are reflected on the consolidated balance sheet as short-term borrowings.  We also have remaining available lines of credit from the Federal Home Loan Bank totaling $230,225,000 at December 31, 2007.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $23 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2007, which is primarily secured by consumer loans, and certain construction loans.  In addition, Summit Financial Group, Inc. has a long-term line of credit available through an unaffiliated banking institution which is secured by the common stock of our subsidiary bank.  At December 31, 2007, we had $4,250,000 available to draw on this line.

Short-term Borrowings: Total short-term borrowings increased $111,627,000 from $60,428,000 at December 31, 2006 to $172,055,000 at December 31, 2006.  These borrowings principally replaced brokered certificates of deposits.  See Note 12 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings: Total long-term borrowings of $315,738,000 at December 31, 2007, consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank increased $29,628,000 to $205,738,000 compared to the $176,110,000 outstanding at December 31, 2006.  During 2007, we entered into $110,000,000 of structured reverse repurchase agreements which have embedded interest rate caps, with terms ranging from 4 to 6 years and call features ranging from 2 to 3 years in which they are callable by the purchaser.  Long term borrowings were principally used to fund our loan growth.  Refer to Note 12 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

ASSET QUALITY

Table VI presents a summary of non-performing assets of continuing operations at December 31, as follows:

Table VI - Nonperforming Assets
(dollars in thousands)
	2007	2006	2005	2004	2003
Nonaccrual loans	$2,917	$638	$583	$532	$1,014
Accruing loans past due
90 days or more	7,416	4,638	799	140	342
Total nonperforming loans	10,333	5,276	1,382	672	1,356

Foreclosed properties and
repossessed assets	2,058	77	285	646	497
Nonaccrual securities	-	-	-	349	396
Total nonperforming assets	$12,391	$5,353	$1,667	$1,667	$2,249

Total nonperforming loans
as a percentage of total loans	0.97%	0.57%	0.17%	0.11%	0.27%

Total nonperforming assets
as a percentage of total assets	0.86%	0.43%	0.15%	0.19%	0.28%

Total nonaccrual loans and accruing loans past due 90 days or more increased from $5,276,000 at December 31, 2006 to $10,333,000 at December 31, 2007.  The following table shows our nonperforming loans by category as of December 31, 2007 and 2006.

Nonperforming Loans by Type
(dollars in thousands)
	2007	2006
Commercial	$716	$59
Commercial real estate	4,346	137
Land development and construction	2,016	3,973
Residential real estate	3,012	1,007
Consumer	243	100
Total	$10,333	$5,276

During 2007, certain of our customers began experiencing difficulty making timely payments on their loans.  Due to current declining economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  Management expects that recent increasing trends in delinquencies and nonperforming assets will persist.

Commercial nonperforming:  At December 31, 2007, eighty-four percent of the balance of commercial nonperforming loans at is attributable to one loan secured by heavy equipment.

Commercial real estate nonperforming:  Two properties comprise 68% of the balance of nonperforming commercial real estate loans at December 31, 2007.  One credit with a balance of $1.9 million is secured by a commercial office building located in Charleston, West Virginia; another relationship totalling $1.4 million is secured by a motel and service station in West Virginia’s eastern panhandle.

Land development and construction nonperforming:  All of the land development and construction nonperforming assets are related to residential development projects.   90 percent of these nonperforming loans is comprised of two credits.  One loan had a balance of $1.1 million for construction of an apartment complex, which the borrower has subsequently sold the property and paid off the loan.  Another loan with a balance of $0.7 million is secured by a residential development subdivision in Hardy County, West Virginia.

Residential real estate nonperforming:  Nonperforming residential real estate loans increased significantly during 2007 as many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.  The increase in 2006 was primarily attributable to the loans of a single customer relationship, which still remains nonperforming at December 31, 2007.  We are well collateralized with regard to this credit, and adequate reserves have been made.  Refer to Note 7 of the accompanying consolidated financial statements for a discussion of impaired loans which are included in the above balances.

As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 4.12% at December 31, 2006 to 6.20% at December 31, 2007.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally classified loans at December 31, 2007 is primarily due to three customer relationships.  Management downgraded these three relationships, as they fell outside of our internal lending policy guidelines.

Included in the net balance of loans are nonaccrual loans amounting to $2,917,000 and $638,000 at December 31, 2007 and 2006, respectively.  If these loans had been on accrual status throughout 2007, the amount of interest income that we would have recognized would have been $254,000.  The actual amount of interest income recognized in 2007 on these loans was $90,000.

  We maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated.  We conduct quarterly evaluations of our loan portfolio to determine its adequacy.  In assessing the adequacy of our allowance for loan losses, we conduct a two part evaluation.  First, we specifically identify loans that have weaknesses that have been identified, using the fair value of collateral method.  Second, we stratify the loan portfolio into 6 homogeneous loan pools, including commercial real estate, other commercial, residential real estate, autos, and others.  Historical loss rates, as adjusted, are applied against the then outstanding balance of loans in each classification to estimate probable losses inherent in each segment of the portfolio.  Historical loss rates are adjusted using potential risk factors that could result in actual losses deviating from prior loss experience.  Such risk factors considered are (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3) trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.  In addition, we conduct comprehensive, ongoing reviews of our loan portfolio, which encompasses the identification of all potential problem credits to be included on an internally generated watch list.

The identification of loans for inclusion on the watch list of loans that have been specifically identified is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  Based on the results of these reviews, specific reserves for potential losses are identified and the allowance for loan losses is adjusted appropriately through a provision for loan losses.

While there may be some loans or portions of loans identified as potential problem credits which are not specifically identified as either nonaccrual or accruing loans past due 90 or more days, we consider them to be insignificant to the overall disclosure and are, therefore, not specifically quantified within this discussion.  In addition, we feel these additional loans do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity or capital resources.  Also, these loans do not represent material credits about which we are aware of any information which would cause the borrowers to not comply with the loan repayment terms.

The allocated portion of the allowance for loan losses is established on a loan-by-loan and pool-by-pool basis.  The unallocated portion is for inherent losses that probably exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective processes we utilize to identify probable and estimable losses.  This unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which we operate.  The entire allowance for loan losses was allocated at December 31, 2007.  At December 31, 2006 and 2005, respectively, the unallocated portion of the allowance approximated $120,000 and $4,000, or 1.6% and 0.1% of the total allowance.  This unallocated portion of the allowance is considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio and our assessment of the economic environment in which we operate.  More specifically, while loan quality remains good, the subsidiary bank has typically experienced greater losses within certain homogeneous loan pools when our market area has experienced economic downturns or other significant negative factors or trends, such as increases in bankruptcies, unemployment rates or past due loans.

At December 31, 2007 and 2006, our allowance for loan losses totaled $9,192,000, or 0.86% of total loans and $7,511,000, or 0.81% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.  Table VII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table VII - Allocation of the Allowance for Loan Losses
(dollars in thousands)

	2007		2006		2005		2004		2003
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$543	8.7%	$367	7.5%	$270	7.9%	$187	8.7%	$448	9.3%
Commercial real estate,
land development,
and construction	5,922	57.3%	5,209	57.3%	4,232	50.8%	2,462	46.6%	1,905	42.0%
Residential real estate	1,991	30.4%	1,057	30.5%	979	35.6%	1,376	36.7%	1,127	38.9%
Consumer	451	3.0%	561	3.9%	580	4.6%	1,016	6.4%	1,174	8.2%
Other	285	0.6%	197	0.8%	47	1.1%	-	1.6%	13	1.6%

At December 31, 2007, we had approximately $2,058,000 in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosures have increased during 2007, we do not anticipate any material losses on the property currently held in other real estate owned.

A reconciliation of the activity in the allowance for loan losses follows:

TABLE VIII - ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	2007	2006	2005	2004	2003

Balance, beginning of year	$7,511	$6,112	$5,073	$4,681	$4,053
Losses:
Commercial	50	32	36	142	1
Commercial real estate	154	185	-	336	97
Construction and development	80
Residential real estate	618	35	60	5	60
Consumer	216	200	173	208	178
Other	160	289	364	286	73
Total	1,278	741	633	977	409
Recoveries:
Commercial	2	1	6	19	2
Commercial real estate	13	46	41	27	3
Construction and development	20	-	-	-	-
Residential real estate	15	7	-	9	-
Consumer	58	62	56	109	79
Other	104	179	274	155	38
Total	212	295	377	319	122
Net losses	1,066	446	256	658	287
Provision for loan losses	2,055	1,845	1,295	1,050	915
Reclassification of reserves related to loans
previously reflected in discontinued operations	692	-	-	-	-

Balance, end of year	$9,192	$7,511	$6,112	$5,073	$4,681

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank, which totaled approximately $180,910,000 or 12.6% of total consolidated assets at December 31, 2007.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  Core deposits increased $43 million in 2007, while loans increased approximately $138 million.  This caused us to rely on other wholesale funding vehicles, which included $110 million of long term structured reverse repurchase agreements.  We used the funds to pay off brokered deposits and to fund growth.  As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $584 million.  As of December 31, 2007 and 2006, these advances totaled approximately $354 million and $226 million, respectively.  At December 31, 2007, we had additional borrowing capacity of $230 million through FHLB programs.  We also have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines.  These available lines totaled $18 million at December 31, 2007.  During 2006, we established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at December 31, 2007 was approximately $23 million.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2007, we continued our strategy to enter into business opportunities which earn noninterest income.  Accordingly, we acquired the Kelly Agencies, two Leesburg, Virginia based insurance agencies, specializing primarily in group health, life and disability benefit plans.

We also continued our community bank branching strategy by entering into an agreement to purchase Greater Atlantic Financial Corp. (“Greater Atlantic”), a $236 million thrift headquartered in Reston, Virginia.  The transaction is expected to close during first quarter 2008.  After completing the acquisition, we will have 20 total banking offices and plan to continue to expand in Virginia and the Eastern panhandle of West Virginia.  Our branching strategy is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approval, having adequate capital, and other conditions and contingencies.

During 2007, we spent approximately $1.2 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $1.5 million in 2008, primarily for building construction, furniture and equipment related to office openings.  Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional branch openings.

Capital Compliance:  Our capital position has tightened as a result of our continued growth and the payment of the litigation settlement during fourth quarter discussed below.  Stated as a percentage of total assets, our equity ratio was 6.2% and 6.4% at December 31, 2007 and 2006, respectively.  Our risk weighted Tier 1 capital, total capital and leverage capital ratios approximated 9.2%, 10.0%, and 7.3%, respectively, at December 31, 2007, all of which are equal to or in excess of the minimum guidelines to be “well capitalized” under the regulatory prompt corrective action provisions.  Our subsidiary bank is also subject to minimum capital ratios as further discussed in Note 16 of the accompanying consolidated financial statements

We intend to issue $10 million of subordinated debt in conjunction with the acquisition of Greater Atlantic which qualifies as Tier 2 capital.  This debt will have an interest rate of 3 month LIBOR plus 275 basis points and will have a term of 7.5 years.  We expect to remain well capitalized following the acquisition.

Stock Repurchases:  In August 2006, our Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of our stock.  During 2007, we repurchased 5,725 shares under this plan.

Trust Preferred Securities:  At December 31, 2007, we had three outstanding issues of trust preferred securities totaling $19,589,000.  Under Federal Reserve Board guidelines, we had the ability to issue an additional $6.9 million of trust preferred securities as of December 31, 2007 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  Cash dividends per share rose 6.3% to $0.34 in 2007 compared to $0.32 in 2006, representing dividend payout ratios of 38.1% and 27.6% for 2007 and 2006, respectively.  It is our intention to continue to pay dividends on a similar schedule during 2007.  Future cash dividends will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary banks.  Dividends paid by our subsidiary banks are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the respective bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2008, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $11,985,000, plus net income for the interim periods through the date of declaration.

Legal Contingencies:  We are involved in various legal actions arising in the ordinary course of business.  In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.  Refer to Note 15 of the accompanying consolidated financial statements for a discussion of our current litigation.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation (“Corinthian“) and the alleged use of  its proprietary information.  The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian and their employment with Summit Financial, LLC.  Late in 2006, we announced we would close our mortgage operations which at the time operated as Summit Mortgage, a division of Shenandoah Valley National Bank.

On December 5, 2007, we agreed to settle this litigation and ultimately elected to pay Corinthian and other related interests the total sum of $10.5 million.  $1.25 million of this total amount was paid by our insurance carrier.  As a result of the settlement, we recognized a one-time after-tax charge in the fourth quarter of 2007 of $5.8 million ($9.25 million pre- tax), which is included in discontinued operations.

The settlement ends all current litigation between Summit, its wholly owned subsidiary, Summit Community Bank, Inc. the individual defendants who were former employees of Summit named in the Litigation, and the plaintiff Corinthian Mortgage Corporation.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2007.  The operating lease obligations include leases for both continuing and discontinued operations, as we remain obligated to pay the leases of two properties that were used by Summit Mortgage.

	Long Term
	Debt and
	Subordinated	Operating
(dollars in thousands)	Debentures	Leases
2008	$52,377	$1,133
2009	63,911	574
2010	56,481	169
2011	12,465	89
2012	99,409	89
Thereafter	50,684	111
Total	$335,327	$2,165

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2007 are presented in the following table.  Refer to Note 15 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Commitments to extend credit:
(dollars in thousands)
Revolving home equity and
credit card lines	$37,156
Construction loans	69,146
Other loans	45,324
Standby letters of credit	12,982
Total	$164,608

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  Interest rate risk is our primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of embedded options.  The principal objective of asset/liability management is to minimize interest rate risk and our actions in this regard are taken under the guidance of our Asset/Liability Management Committee (“ALCO”).  The ALCO is comprised of members of senior management and members of the Board of Directors.  The ALCO actively formulates the economic assumptions that we use in our financial planning and budgeting process and establishes policies which control and monitor our sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2007, our interest rate risk position was relatively neutral in the short term (zero to twelve months) and moderately liability sensitive in the intermediate term (thirteen to twenty-four months).  That is, in the short term absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice ratably as liabilities reprice, resulting in no significant changes in net interest income in a rising or falling rate environment.  Over the intermediate term, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk.  We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in rates is assumed to gradually take place over a 12 month period, and then remain stable.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2007.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in Interest Rates	Estimated % Change in Net Interest Income Over:
Basis points	0 - 12 Months	13 - 24 Months
Down 200 (1)	0.71%	4.47%
Down 200, steepening yield curve (2)	2.24%	9.26%
Up 100 (1)	0.12%	2.67%
Up 200 (1)	0.04%	0.18%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by 200 basis points while long term rates decline by 50 basis points

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Summit Financial Group, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Summit Financial Group, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ H. Charles Maddy, III                                                                 /s/ Robert S. Tissue                                                                 /s/ Julie R. Cook
President and                                                                                    Senior Vice President                                                               Vice President
Chief Executive Officer                                                                   and Chief Financial Officer                                                      and Chief Accounting Officer

Moorefield, West Virginia
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Summit Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Summit Financial Group, Inc. and subsidiaries and our report dated March 17, 2008 expressed an unqualified opinion.

Charleston, West Virginia
March 17, 2008

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of Model Corporation’s internal control over financial reporting.

Charleston, West Virginia
March 17, 2008

Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2007	2006

ASSETS
Cash and due from banks	$21,285	$12,031
Interest bearing deposits with other banks	77	270
Federal funds sold	181	517
Securities available for sale	300,066	247,874
Loan held for sale, net	1,377	-
Loans, net	1,052,489	916,045
Property held for sale, net	2,058	41
Premises and equipment, net	22,130	22,446
Accrued interest receivable	7,191	6,351
Intangible assets	10,055	3,197
Other assets	18,413	17,032
Assets related to discontinued operations	214	9,715
Total assets	$1,435,536	$1,235,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$65,727	$62,591
Interest bearing	762,960	826,096
Total deposits	828,687	888,687
Short-term borrowings	172,055	60,428
Long-term borrowings	315,738	176,110
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	9,241	9,844
Liabilities related to discontinued operations	806	2,109
Total liabilities	1,346,116	1,156,767
Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value; authorized 20,000,000;
issued 2007 - 7,408,941 shares; 2006 - 7,084,980 shares	24,391	18,021
Retained earnings	65,077	61,083
Accumulated other comprehensive income	(48)	(352)
Total shareholders' equity	89,420	78,752

Total liabilities and shareholders' equity	$1,435,536	$1,235,519

See notes to consolidated financial statements

Consolidated Statements of Income

dollars in thousands (except per share amounts)	For the Year Ended December 31,
	2007	2006	2005
Interest income
Interest and fees on loans
Taxable	$77,424	$68,231	$46,924
Tax-exempt	487	425	420
Interest and dividends on securities
Taxable	11,223	9,404	7,076
Tax-exempt	2,199	2,158	2,125
Interest on interest bearing deposits with other banks	14	26	90
Interest on Federal Funds sold	37	34	18
Total interest income	91,384	80,278	56,653
Interest expense
Interest on deposits	34,296	28,312	13,402
Interest on short-term borrowings	4,822	6,612	4,824
Interest on long-term borrowings and subordinated debentures	13,199	9,455	8,276
Total interest expense	52,317	44,379	26,502
Net interest income	39,067	35,899	30,151
Provision for loan losses	2,055	1,845	1,295
Net interest income after provision for loan losses	37,012	34,054	28,856
Noninterest income
Insurance commissions	2,876	924	853
Service fees	3,004	2,758	2,589
Mortgage origination revenue	134	-	-
Realized securities gains	-	-	110
Unrealized securities (losses)	-	-	(1,500)
Net cash settlement on derivative instruments	(727)	(534)	181
Change in fair value of derivative instruments	1,478	(90)	(950)
(Loss) on sale of assets	(33)	(47)	(198)
Writedown of OREO	(250)	-	-
Other	875	622	520
Total noninterest income	7,357	3,633	1,605
Noninterest expenses
Salaries and employee benefits	14,608	11,821	10,810
Net occupancy expense	1,758	1,557	1,371
Equipment expense	2,004	1,901	1,713
Supplies	871	797	549
Professional fees	695	892	748
Amortization of intangibles	251	151	151
Other	4,911	4,490	3,922
Total noninterest expenses	25,098	21,609	19,264
Income before income tax expense	19,271	16,078	11,197
Income tax expense	5,734	5,018	3,033
Income from continuing operations	13,537	11,060	8,164
Discontinued operations
Exit costs and impairment of long-lived assets	(312)	(2,480)	-
Operating income(loss)	(10,347)	(1,750)	3,862
Income from discontinued operations before income tax expense (benefit)	(10,659)	(4,230)	3,862
Income tax expense(benefit)	(3,578)	(1,427)	1,339
Income (loss) from discontinued operations	(7,081)	(2,803)	2,523

Net Income	$6,456	$8,257	$10,687

Basic earnings per common share from continuing operations	$1.87	$1.55	$1.15
Basic earnings per common share	$0.89	$1.16	$1.51

Diluted earnings per common share from continuing operations	$1.85	$1.54	$1.13
Diluted earnings per common share	$0.88	$1.15	$1.48

Average common shares outstanding
Basic	7,244,011	7,120,518	7,093,402
Diluted	7,303,391	7,183,281	7,206,838

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2007, 2006 and 2005

b
dollars in thousands (except per share amounts)
	Preferred	Common			Accumulated	Total
	Stock and	Stock and	Retained		Other	Shareholders'
	Related	Related	Earnings	Treasury	Comprehensive	Equity
	Surplus	Surplus	(Restated)	Stock	Income	(Restated)
Balance, December 31, 2004	$1,158,471	$18,123,492	$46,551,305	$(627,659)	$(55,181)	$65,150,428
Comprehensive income:
Net income	-	-	10,687,381	-	-	10,687,381
Other comprehensive income,
net of deferred tax (benefit) of ($743,559):
Net unrealized (loss) on
securities of ($2,074,968), net
of reclassification adjustment
for losses included in net
income of ($861,793)	-	-	-	-	(1,213,175)	(1,213,175)
Total comprehensive income						9,474,206
Exercise of stock options	-	202,470	-	-	-	202,470
Conversion of preferred shares	(1,158,471)	1,158,471	-	-	-	-
Retirement of treasury shares		(627,659)	-	627,659		-
Cash dividends declared ($0.30 per share)	-	-	(2,136,495)	-	-	(2,136,495)
Balance, December 31, 2005	-	18,856,774	55,102,191	-	(1,268,356)	72,690,609
Comprehensive income:
Net income	-	-	8,256,753	-	-	8,256,753
Other comprehensive income,
net of deferred tax expense of $213,797:
Net unrealized gain on
securities of $916,675, net
of reclassification adjustment
for gains included in net
income of ($0)	-	-	-	-	916,675	916,675
Total comprehensive income						9,173,428
Exercise of stock options	-	187,767	-	-	-	187,767
Repurchase of common stock		(1,023,950)				(1,023,950)
Cash dividends declared ($0.32 per share)	-	-	(2,275,687)	-	-	(2,275,687)
Balance, December 31, 2006	-	18,020,591	61,083,257	-	(351,681)	78,752,167
Comprehensive income:
Net income	-	-	6,456,141	-	-	6,456,141
Other comprehensive income,
net of deferred tax expense of $186,122:
Net unrealized gain on
securities of $303,672, net
of reclassification adjustment
for gains included in net
income of ($0)	-	-	-	-	303,672	303,672
Total comprehensive income						6,759,813
Issuance of 317,686 shares at $19.93 per share	-	6,331,482		-	-	6,331,482
Exercise of stock options	-	141,324	-	-	-	141,324
Repurchase of common stock	-	(102,507)	-	-	-	(102,507)
Cash dividends declared ($0.34 per share)	-	-	(2,462,096)	-	-	(2,462,096)
Balance, December 31, 2007	$-	$24,390,890	$65,077,302	$-	$(48,009)	$89,420,183

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,456	$8,257	$10,687
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation	1,524	1,769	1,681
Provision for loan losses	2,305	2,515	1,479
Stock compensation expense	32	44	-
Deferred income tax (benefit)	225	(1,535)	(1,355)
Loans originated for sale	(17,902)	(234,047)	(314,601)
Proceeds from loans sold	25,315	249,967	323,147
(Gains) on loans sold	(362)	(7,764)	(10,857)
Security (gains)	-	-	(110)
Change in fair value of derivative instruments	(1,478)	90	950
Writedown of preferred stock	-	-	1,500
Writedown of fixed assets to fair value & exit costs accrual of discontinued operations	312	2,480	-
Loss on disposal of premises, equipment and other assets	33	47	198
Amortization of securities premiums (accretion
of discounts), net	(176)	65	654
Amortization of goodwill and purchase
accounting adjustments, net	263	163	163
Tax benefit of exercise of stock options	46	71	77
(Increase) decrease in accrued interest receivable	(843)	(1,512)	(1,184)
(Increase) decrease in other assets	(1,964)	553	(920)
Increase(decrease) in other liabilities	(477)	795	1,940
Net cash provided by operating activities	13,309	21,958	13,449
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of
securities available for sale	28,610	14,370	9,217
Proceeds from sales of securities available for sale	12,099	18,264	18,387
Principal payments received on securities available for sale	28,137	25,363	32,085
Purchases of securities available for sale	(120,374)	(80,717)	(76,055)
Net (increase) decrease in federal funds sold	336	3,133	(3,602)
Net loans made to customers	(140,958)	(125,059)	(192,861)
Purchases of premises and equipment	(1,187)	(1,780)	(3,995)
Proceeds from sales of premises, equipment and other assets	170	305	419
Proceeds from interest bearing deposits with other banks	194	1,266	803
Purchases of life insurance contracts	-	(880)	(2,500)
Net cash acquired in acquisitions	233	-	-
Net cash (used in) investing activities	(192,740)	(145,735)	(218,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit,
NOW and savings accounts	(1,347)	22,795	79,765
Net increase (decrease) in time deposits	(58,721)	191,954	69,631
Net increase (decrease) in short-term borrowings	111,627	(121,600)	61,399
Proceeds from long-term borrowings	162,948	63,342	32,764
Repayments of long-term borrowings	(23,320)	(39,991)	(41,775)
Net proceeds from issuance of trust preferred securities	-	-	8,000
Exercise of stock options	63	72	125
Dividends paid	(2,462)	(2,276)	(2,136)
Repurchase of common stock	(103)	(1,024)	-
Net cash provided by financing activities	188,685	113,272	207,773
Increase (decrease) in cash and due from banks	9,254	(10,505)	3,120
Cash and due from banks:
Beginning	12,031	22,536	19,416
Ending	$21,285	$12,031	$22,536

See notes to consolidated financial statements

Consolidated Statements of Cash Flows-continued
	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$51,259	$44,137	$25,528
Income taxes	$3,472	$4,991	$5,245

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$2,389	$86	$343

Noncash investment in unconsolidated subsidiary trust	$-	$-	$248

See notes to consolidated financial statements

NOTE 1.                      SIGNIFICANT ACCOUNTING POLICIES

Nature of business: We are a financial holding company headquartered in Moorefield, West Virginia.  Our primary business is retail banking.  Our community bank subsidiary, Summit Community Bank (“Summit Community”) provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We also operate Summit Insurance Services, LLC.

Basis of financial statement presentation:  Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of estimates:  We must make estimates and assumptions that affect the reported amounts and disclosures in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Summit and its subsidiaries.  All significant accounts and transactions among these entities have been eliminated.

Presentation of cash flows:  For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing).  Cash flows from federal funds sold, demand deposits, NOW accounts, savings accounts and short-term borrowings are reported on a net basis, since their original maturities are less than three months.  Cash flows from loans and certificates of deposit and other time deposits are reported net.  The statements of cash flows are presented on a consolidated basis, including both continuing and discontinued operations.

Securities: We classify debt and equity securities as “held to maturity”, “available for sale” or “trading” according to management’s intent.  The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

Securities held to maturity – Certain debt securities for which we have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.  There are no securities classified as held to maturity in the accompanying financial statements.

Securities available for sale - Securities not classified as "held to maturity" or as "trading" are classified as "available for sale."  Securities classified as "available for sale" are those securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.    "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes, and reported as a separate component of shareholders' equity.

Trading securities - There are no securities classified as "trading" in the accompanying financial statements.

We review our securities portfolio quarterly for possible other-than-temporary impairment.  This determination requires significant judgment.  In making this judgment, Management evaluates the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Financial Statements.

Realized gains and losses on sales of securities are recognized on the specific identification method.  Amortization of premiums and accretion of discounts are computed using the interest method.

Loans and allowance for loan losses:  Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and allowance for loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  We make continuous credit reviews of the loan portfolio and consider current economic conditions, historical loan loss experience, review of specific problem loans and other potential risk factors in determining the adequacy of the allowance for loan losses.  Loans are charged against the allowance for loan losses when we believe that collectibility is unlikely.  While we use the best information available to make our evaluation, future adjustments may be necessary if there are significant changes in conditions.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement.  Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.  The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

Generally, after our evaluation, loans are placed on nonaccrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms.  Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status.  Impaired loans are placed on nonaccrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection.  Interest on nonaccrual loans is recognized primarily using the cost-recovery method.

Interest on loans is accrued daily on the outstanding balances.

Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Property held for sale:  Property held for sale consists of premises qualifying as held for sale under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and of real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at the lower of carrying value or estimated fair value less anticipated selling costs.  Foreclosed property is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale.  Changes in value subsequent to transfer are recorded in noninterest income.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

Premises and equipment:  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2007, 2006, or 2005.

Intangible assets:  Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

Securities sold under agreements to repurchase:  We generally account for securities sold under agreements to repurchase as collateralized financing transactions and record them at the amounts at which the securities were sold, plus accrued interest.  Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.  The fair value of collateral provided is continually monitored and additional collateral is provided as needed.

Advertising:  All advertising costs are expensed as incurred.  Advertising expense for continuing operations for the years ended December 31, 2007, 2006, and 2005 totaled $271,000, $284,000, and $411,000 respectively.

Guarantees:  In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price.

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

Stock-based compensation:  In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, we recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.

Basic and diluted earnings per share:  Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding increased by the number of shares of common stock which would be issued assuming the exercise of employee stock options and the conversion of preferred stock.

Trust services:  Assets held in an agency or fiduciary capacity are not our assets and are not included in the accompanying consolidated balance sheets.  Trust services income is recognized on the cash basis in accordance with customary banking practice.  Reporting such income on a cash basis rather than the accrual basis does not have a material effect on net income.

Derivative instruments and hedging activities:  In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

Fair-value hedges – For transactions in which we are hedging changes in fair value of an asset, liability, or a firm commitment, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the hedged item’s fair value.

Cash-flow hedges – For transactions in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income.  The gains and losses on the derivative instrument, which are reported in comprehensive income, are reclassified to earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item.

The ineffective portion of all hedges is recognized in current period earnings.

Other derivative instruments used for risk management purposes do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting.  These derivative instruments are accounted for at fair value with changes in fair value recorded in the income statement.

During 2007, 2006, and 2005, we were party to instruments that qualified for fair-value hedge accounting and other instruments that were held for risk management purposes that did not qualify for hedge accounting.

Variable interest entities:  In accordance with FIN 46-R, Consolidation of Variable Interest Entities, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46-R, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of FIN 46-R do not require consolidation of subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46-R.  The adoption of the provisions of FIN 46-R has had no material impact on our results of operations, financial condition, or liquidity.  See Note 12 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures.

Loan commitments:  Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.  The adoption of SFAS 149 did not have a material impact on our results of operations, financial position, or liquidity.

Reclassifications:  Certain accounts in the consolidated financial statements for 2006 and 2005, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.	SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. Accordingly, we adopted the provisions of FIN 48 effective January 1, 2007, which had no material effect on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for fiscal years ending after November 15, 2007, and early application is encouraged. We do not anticipate that the adoption of this statement will have a material effect on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) is applicable on an instrument by instrument basis, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. We adopted SFAS No. 159 on January 1, 2008 and the adoption of this statement did not have a material effect on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) (SFAS No. 141R), Business Combinations.  SFAS No. 141R will significantly change how the acquisition method will be applied to business combinations.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies.  Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  We will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted.  We are currently evaluating SFAS No. 141(R) and have not determined the impact it will have on our financial statements.

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

Consummation of the Merger is subject to approval of the shareholders of Greater Atlantic and the receipt of all required regulatory approvals, as well as other customary conditions.   This acquisition is expected to close during first quarter of 2008.

NOTE 4.  DISCONTINUED OPERATIONS

During fourth quarter 2006, we decided to either sell or terminate substantially all business activities of Summit Mortgage (a division of Shenandoah Valley National Bank), our residential mortgage loan origination unit.  The decision to exit the mortgage banking business was based on this business unit’s poor operating results and the continuing uncertainty for performance improvement.  Further, we desired to concentrate our resources and capital on our community banking operations, which have a consistent record of exceptional growth and profitability.

Summit Mortgage, which was previously presented as a separate segment, is presented as discontinued operations for all periods presented in these financial statements.

The following table lists the assets and liabilities of Summit Mortgage included in the balance sheets as assets and liabilities related to discontinued operations.

	December 31,
(dollars in thousands)	2007	2006
Assets:
Loans held for sale, net	$-	$8,429
Loans, net	-	180
Property held for sale	-	75
Other assets	214	1,031
Total assets	$214	$9,715
Liabilities:
Accrued expenses and other liabilities	$806	$2,109
Total liabilities	$806	$2,109

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the years ended December 31, 2007, 2006, and 2005 is presented below.

Statements of Income from Discontinued Operations
	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Interest income	$131	$1,541	$1,776
Interest expense	45	856	1,118
Net interest income	86	685	658
Provision for loan losses	250	670	184
Net interest income after provision for loan losses	(164)	15	474

Noninterest income
Mortgage origination revenue	812	19,741	26,371
(Loss) on sale of assets	(51)	-	-
Total noninterest income	761	19,741	26,371

Noninterest expense
Salaries and employee benefits	542	6,751	9,505
Net occupancy expense	(5)	689	510
Equipment expense	38	301	198
Professional fees	663	742	221
Postage	-	6,155	5,632
Advertising	98	4,678	4,467
Impairment of long-lived assets	-	621	-
Exit costs	312	1,859	-
Litigation settlement	9,250	-	-
Other	358	2,190	2,450
Total noninterest expense	11,256	23,986	22,983
Income (loss) before income tax expense	(10,659)	(4,230)	3,862
Income tax expense (benefit)	(3,578)	(1,427)	1,339
Income (loss) from discontinued operations	$(7,081)	$(2,803)	$2,523

During fourth quarter 2006, we recognized a charge of $621,000 to write down the fixed assets of Summit Mortgage to fair value.  We  disposed of those assets during 2007.  Also, we accrued $1,859,000 for exit costs, which are included in Liabilities Related to Discontinued Operations in the accompanying consolidated financial statements.  The charge is comprised of the following:

(dollars in thousands)	Operating Lease Terminations	Vendor Contracts Terminations	Severance Payments	Total
Balance, December 31, 2006	$734	$740	$385	$1,859
Less:
Payments from the accrual	(771)	(509)	(305)	(1,585)
Addition to the accrual	623	-	-	623
Reversal of over accrual	-	(231)	(80)	(311)
Balance, December 31, 2007	$586	$-	$-	$586

NOTE 5.                      SECURITIES

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2007 and 2006, are summarized as follows:

	2007
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for sale
Taxable:
U. S. Government agencies
and corporations	$45,871	$420	$77	$46,214
Mortgage-backed securities	180,838	1,294	1,351	180,781
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,348	18	30	1,336
Federal Home Loan Bank stock	17,051	-	-	17,051
Other equity securities	844	-	-	844
Total taxable	249,711	1,758	1,458	250,011
Tax-exempt:
State and political subdivisions	43,960	880	335	44,505
Other equity securities	6,470	-	920	5,550
Total tax-exempt	50,430	880	1,255	50,055
Total	$300,141	$2,638	$2,713	$300,066

	2006
	Amortized	Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for sale
Taxable:
U. S. Government agencies
and corporations	$37,671	$3	$334	$37,340
Mortgage-backed securities	146,108	470	2,262	144,316
State and political subdivisions	3,759	25	-	3,784
Corporate debt securities	1,682	19	2	1,699
Federal Reserve Bank stock	669	-	-	669
Federal Home Loan Bank stock	12,094	-	-	12,094
Other equity securities	151	-	-	151
Total taxable	202,134	517	2,598	200,053
Tax-exempt:
State and political subdivisions	40,329	1,026	68	41,287
Other equity securities	5,975	573	14	6,534
Total tax-exempt	46,304	1,599	82	47,821
Total	$248,438	$2,116	$2,680	$247,874

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities, which are included in securities available for sale in the accompanying consolidated financial statements.  Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve Bank or Federal Home Loan Bank at par value.

 We held 161 available for sale securities having an unrealized loss at December 31, 2007.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2007 and 2006.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, we believe that the decline in value is attributable to changes in market interest rates and not credit quality of the issuer and no additional impairment is warranted at this time.

	2007
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable:
U. S. Government agencies
and corporations	$6,010	$(35)	$8,031	$(42)	$14,041	$(77)
Mortgage-backed securities	38,488	(233)	60,885	(1,118)	99,373	(1,351)
Corporate debt securities	970	(30)			970	(30)
Tax-exempt:
State and political subdivisions	12,049	(320)	2,419	(15)	14,468	(335)
Other equity securties	5,378	(862)	173	(58)	5,551	(920)
Total temporarily impaired securities	$62,895	$(1,480)	$71,508	$(1,233)	$134,403	$(2,713)

	2006
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable:
U. S. Government agencies
and corporations	$4,423	$(33)	$31,778	$(300)	$36,201	$(333)
Mortgage-backed securities	12,327	(51)	83,775	(2,212)	96,102	(2,263)
Corporate debt securities	332	(2)			332	(2)
Tax-exempt:
State and political subdivisions	2,694	(8)	3,836	(60)	6,530	(68)
Other equity securties	-	-	220	(14)	220	(14)
Total temporarily impaired securities	$19,776	$(94)	$119,609	$(2,586)	$139,385	$(2,680)

During 2005, we recognized a $1.5 million pre-tax fourth quarter other-than-temporary non-cash impairment charge, which equals $940,000 on an after-tax basis.  This impairment charge related to $5.7 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation which Summit continues to own, and was made primarily due to difficulty in accurately projecting the future recovery period of these securities.  Although the securities are still rated as investment grade, we recognized the impairment charge in accordance with generally accepted accounting principles (“GAAP”).

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

(dollars in thousands)	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2007
Securities available for sale	$12,099	$28,611	$28,137	$-	$-
	$12,099	$28,611	$28,137	$-	$-
2006
Securities available for sale	$18,264	$14,370	$25,363	$-	$-
	$18,264	$14,370	$25,363	$-	$-
2005
Securities available for sale	$18,387	$9,217	$32,085	$167	$57
	$18,387	$9,217	$32,085	$167	$57

Mortgage-backed obligations having contractual maturities ranging from 1 to 30 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 7 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2007, are summarized as follows:

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due in one year or less	$55,248	$54,562
Due from one to five years	104,455	104,390
Due from five to ten years	71,598	72,953
Due after ten years	44,474	44,716
Equity securities	24,366	23,445
Total	$300,141	$300,066

At December 31, 2007 and 2006, securities with estimated fair values of $170,938,718 and $35,139,597, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

NOTE 6.     LOANS

Loans are summarized as follows:

(dollars in thousands)	2007	2006
Commercial	$92,599	$69,470
Commercial real estate	384,478	314,198
Construction and development	225,270	215,820
Residential real estate	322,640	282,512
Consumer	31,956	36,455
Other	6,641	6,969
Total loans	1,063,584	925,424
Less unearned income	1,903	1,868
Total loans net of unearned income	1,061,681	923,556
Less allowance for loan losses	9,192	7,511
Loans, net	$1,052,489	$916,045

The following presents loan maturities at December 31, 2007.

		After 1
	Within	but within	After
(dollars in thousands)	1Year	5 Years	5 Years
Commercial	$27,039	$51,177	$14,383
Commercial real estate	34,729	52,213	297,535
Construction and development	184,493	20,985	19,793
Residential real estate	28,624	29,500	264,517
Consumer	4,944	23,747	3,264
Other	528	1,203	4,910
	$280,357	$178,825	$604,402

Loans due after one year with:
Variable rates		$316,790
Fixed rates		466,437
		$783,227

Concentrations of credit risk: We grant commercial, residential and consumer loans to customers primarily located in the Eastern Panhandle and South Central regions of West Virginia, and the Northern region of Virginia.  Although we strive to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions.  Major employment within our market area is diverse, but primarily includes government, health care, education, poultry and various professional, financial and related service industries.  As of December 31, 2007, we had no concentrations of loans to any single industry in excess of 10% of loans.  We evaluate the credit worthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based upon this credit evaluation.

Loans to related parties:  We have had, and may be expected to have in the future, banking transactions in the ordinary course of business with our directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  These transactions have been, in our opinion, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

(dollars in thousands)	2007	2006
Balance, beginning	$14,874	$15,730
Additions	4,409	9,941
Amounts collected	(5,441)	(10,490)
Other changes, net	288	(307)
Balance, ending	$14,130	$14,874

NOTE 7.     ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows:

(dollars in thousands)	2007	2006	2005

Balance, beginning of year	$7,511	$6,112	$5,073
Losses:
Commercial	50	32	36
Commercial real estate	154	185	-
Construction and development	80	-	-
Real estate - mortgage	618	35	60
Consumer	216	200	173
Other	160	289	364
Total	1,278	741	633
Recoveries:
Commercial	2	1	6
Commercial real estate	14	46	41
Construction and development	20	-	-
Real estate - mortgage	15	6	-
Consumer	57	63	56
Other	104	179	274
Total	212	295	377
Net losses	1,066	446	256
Provision for loan losses	2,055	1,845	1,295
Reclassification of reserves related to loans
previously reflected in discontinued operations	692	-	-
Balance, end of year	$9,192	$7,511	$6,112

        Nonaccrual loans totaled $2,917,000 and $638,000 at December 31, 2007 and 2006 respectively.  Accruing loans past due 90 days or more totaled $7,416,000 and $4,638,000 at December 31, 2007 and 2006 respectively.
Our total recorded investment in impaired loans at December 31, 2007 and 2006 approximated $6,502,000 and $3,283,000, respectively.  The related allowance associated with impaired loans for 2007 and 2006 was approximately $1,586,000 and $1,500,000, respectively.  At December 31, 2007 and 2006, all impaired loans had a related allowance.  Our average investment in such loans approximated $5,856,000, $2,197,000, and $3,181,000 for the years ended December 31, 2007, 2006, and 2005 respectively.  Impaired loans at December 31, 2007 and 2006 included loans that were collateral dependent, for which the fair values of the loans’ collateral were used to measure impairment.

        For purposes of evaluating impairment, we specifically review credits which consist of loans to customers who owe more than $50,000 and who are delinquent more than 30 days, all loans more than 90 days past due, loans adversely classified by regulatory authorities or the loan review staff or other management staff, and loans to customers in which it has been determined that ultimate collectibility is questionable.

         For the years ended December 31, 2007, 2006, and 2005, we recognized approximately $292,000, $108,000, and $181,000 in interest income on impaired loans after the date that the loans were deemed to be impaired.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

NOTE 8.                       PROPERTY HELD FOR SALE

Property held for sale, consisting of foreclosed properties, was $2,058,000 and $41,000 at December 31, 2007 and December 31, 2006, respectively.

NOTE 9.     PREMISES AND EQUIPMENT

The major categories of premises and equipment and accumulated depreciation at December 31, 2007 and 2006 are summarized as follows:

(dollars in thousands)	2007	2006

Land	$6,067	$5,942
Buildings and improvements	16,539	16,376
Furniture and equipment	11,722	10,348
	34,328	32,666
Less accumulated depreciation	12,198	10,220

Total premises and equipment	$22,130	$22,446

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 approximated $1,520,000, $1,554,000, and $1,513,000, respectively.

NOTE 10.                      INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2007 and determined that no impairment write-offs were necessary.

In addition, at December 31, 2007 and December 31, 2006, we had $957,338 and $1,108,490, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with SFAS 72 and $2,900,000 in unamortized identifiable customer intangible assets at December 31, 2007.

(dollars in thousands)	Goodwill Activity
Balance, January 1, 2007	$2,088
Acquired goodwill, net	4,110

Balance, December 31, 2007	$6,198

	Other Intangible Assets
	December 31,	December 31,
(dollars in thousands)	2007	2006
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267
Less: accumulated amortization	1,310	1,159
Net carrying amount	$957	$1,108

Identifiable customer intangible assets
Gross carrying amount	$3,000	$-
Less: accumulated amortization	100	-
Net carrying amount	$2,900	$-

We recorded amortization expense of $251,000 for the year ended December 31, 2007 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2008 through 2011.  The remaining amortization period is 14.5 years.

NOTE 11.     DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Demand deposits, interest bearing	$222,825	$220,167
Savings deposits	40,845	47,984
Retail time deposits	322,899	278,322
Wholesale deposits	176,391	279,623
Total	$762,960	$826,096

Time certificates of deposit and Individual Retirement Account's (IRA’s) in denominations of $100,000 or more totaled $289,444,212 and $323,281,449 at December 31, 2007 and 2006, respectively.

Included in certificates of deposits are brokered certificates of deposit, which totaled $176,391,429 and $279,623,604 at December 31, 2007 and 2006, respectively.  Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 2007:

(dollars in thousands)	Amount	Percent
Three months or less	$47,880	16.5%
Three through six months	71,460	24.7%
Six through twelve months	78,217	27.0%
Over twelve months	91,887	31.8%
Total	$289,444	100.0%

A summary of the scheduled maturities for all time deposits as of December 31, 2007, follows:

(dollars in thousands)
2008	$378,807
2009	74,478
2010	39,484
2011	2,204
2012	3,761
Thereafter	556
Total	$499,290

At December 31, 2007 and 2006, our deposits of related parties including directors, executive officers, and their related interests approximated $13,502,000 and $13,565,000, respectively.

NOTE 12.     BORROWED FUNDS

Our subsidiary banks are members of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $23 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2007, which is primarily secured by consumer loans.

At December 31, 2007, our subsidiary banks had combined additional borrowings availability of $230,225,465 from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

In addition, Summit Financial Group, Inc. has a long-term line of credit available through an unaffiliated banking institution which is secured by the common stock of one of our subsidiary banks.  At December 31, 2007 we had $4,250,000 available to draw on this line.

Short-term borrowings:  At December 31, 2007, we had $18,183,237 borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at December 31	$159,168	$10,370	$2,517
Average balance outstanding
for the year	86,127	7,005	2,305
Maximum balance outstanding
at any month end	159,168	11,080	3,047
Weighted average interest
rate for the year	4.03%	3.86%	7.45%
Weighted average interest
rate for balances
outstanding at December 31	3.80%	3.13%	6.75%

	2006
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
(dollars in thousands)	Advances	Agreements	of Credit
Balance at December 31	$54,765	$4,731	$932
Average balance outstanding
for the year	123,953	5,793	1,026
Maximum balance outstanding
at any month end	175,408	7,037	1,171
Weighted average interest
rate for the year	5.08%	4.03%	7.49%
Weighted average interest
rate for balances
outstanding at December 31	5.39%	4.08%	7.75%

Federal funds purchased and repurchase agreements mature the next business day.  The securities underlying the repurchase agreements are under our control and secure the total outstanding daily balances.

Long-term borrowings:  Our long-term borrowings of $315,737,535 and $176,109,484 as of December 31, 2007 and 2006, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.  These borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2016.  The average interest rate paid on long-term borrowings during 2007 and 2006 approximated 5.11% and 4.93%, respectively.

Subordinated Debentures:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at December 31, 2007 and 2006.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital
Trust II issued $7,500,000 in capital securities and $232,000 in common securities and invested the proceeds in $7,732,000 of debentures. SFG Capital Trust III issued $8,000,000 in capital securities and $248,000 in common securities and invested the proceeds in $8,248,000 of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month
LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145     basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of SFG Capital Trust I are redeemable by us quarterly, and the debentures of SFG Capital Trust II and SFG Capital Trust III are first redeemable by us in March 2009 and March 2011, respectively.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

(dollars in thousands)
Year Ending
December 31,	Amount
2008	$52,377
2009	63,911
2010	56,481
2011	12,465
2012	99,409
Thereafter	50,684
Total	$335,327

NOTE 13.     INCOME TAXES

The components of applicable income tax expense (benefit) for continuing operations for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Current
Federal	$5,652,100	$5,133,000	$3,961,900
State	437,000	523,750	407,100
	6,089,100	5,656,750	4,369,000
Deferred
Federal	(271,680)	(610,582)	(1,230,962)
State	(83,489)	(28,574)	(105,368)
	(355,169)	(639,156)	(1,336,330)
Total	$5,733,931	$5,017,594	$3,032,670

Reconciliation between the amount of reported continuing operations income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income from continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at
applicable statutory rate	$6,552,117	34	$5,466,416	34	$3,806,787	34

Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(819,041)	(4)	(878,261)	(6)	(865,042)	(7)

State income taxes, net of
Federal income tax benefit	288,420	2	345,675	2	268,686	2
Other, net	(287,565)	(2)	83,764	1	(177,761)	(1)
Applicable income taxes of continuing operations	$5,733,931	30	$5,017,594	31	$3,032,670	28

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$3,402,496	$2,690,224
Deferred compensation	993,371	846,497
Other deferred costs and accrued expenses	703,853	664,809
Net unrealized loss on securities and
other financial instruments	843,519	1,424,197
	5,943,239	5,625,727
Deferred tax liabilities
Depreciation	267,690	331,602
Accretion on tax-exempt securities	73,042	64,738
Purchase accounting adjustments
and goodwill	1,247,951	170,000
	1,588,683	566,340
Net deferred tax assets	$4,354,556	$5,059,387

In conjunction with the implementation of FIN 48 effective January 1, 2007, (see Note 2), we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2004, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties, it has been classified in the consolidated statements of income as a component of other noninterest expense.

Our Federal income tax returns for the years ended December 31, 2004 through 2006 are currently open to audit under the statute of limitations by the Internal Revenue Service.  The West Virginia State Tax Department concluded an examination of our 2003, 2004, and 2005 state tax returns during 2007 with no adjustments.  Tax year 2006 remains subject to examination by the West Virginia State Tax Department.

NOTE 14.     EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $450,000, $505,000, and $387,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2007, 2006 and 2005 were $367,000, $393,000, and $355,000, respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 254,023 and 215,516 shares of our common stock at December 31, 2007 and December 31, 2006, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2007 and 2006 were $1,435,877 and $1,158,276 respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2007 and 2006, the cash surrender value of these insurance contracts was $9,646,194 and $9,285,931, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Stock Option Plan:  On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (Revised 2004), which is a revision of SFAS No. 123, Accounting for Stock Issued for Employees.  SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, we reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB No. 25, we reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

We transitioned to SFAS No. 123R using the modified prospective application method ("modified prospective application"). As permitted under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.  During 2007, we recognized approximately $32,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $11,000.  At December 31, 2007, we had approximately $12,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next year.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. There were no option grants in 2007.  The assumptions used in the Black-Scholes option-pricing model for the options granted in 2005 are risk-free interest rate of 4.44%; expected dividend yield of 1.25%; volatility factor of 25; and expected life of option of 8 years.

The following pro forma disclosures present for 2005, our reported net income and basic and diluted earnings per share had we recognized compensation expense for our Officer Stock Option Plan based on the grant date fair values of the options (the fair value method described in Statement of Financial Accounting Standards No. 123).

For the Year Ended
(in thousands, except per share data)	December 31, 2005
Net income as reported	$10,687
Deduct total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(717)
Pro forma	$9,970
Basic earnings per share:
As reported	$1.51
Pro forma	$1.41
Diluted earnings per share:
As reported	$1.48
Pro forma	$1.38

The weighted-average grant date fair value of options granted during 2005 was $8.07.  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of activity in our Officer Stock Option Plan during 2005, 2006 and 2007 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding, December 31, 2004	284,100	$15.09
Granted	87,500	24.41
Exercised	(9,860)	12.73
Forfeited	-	-
Outstanding, December 31, 2005	361,740	$17.41
Granted	-	-
Exercised	(12,660)	5.75
Forfeited	-	-
Outstanding, December 31, 2006	349,080	$17.83
Granted	500	18.26
Exercised	(12,000)	5.26
Forfeited	-	-
Outstanding, December 31, 2007	337,580	$18.28

Exercisable Options:
December 31, 2007	326,680	$18.30
December 31, 2006	321,080	$18.02
December 31, 2005	309,340	$17.99

Other information regarding options outstanding and exercisable at December 31, 2007 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	71,600	$5.36	5.03	$594	71,600	$5.36	594
6.01 - 10.00	31,680	9.49	8.01	132	31,680	9.49	132
10.01 - 17.50	3,500	17.43	6.17	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	9	-	41,400	17.79	-
20.02 - 25.93	178,500	25.19	7.57	-	178,500	25.19	-

	337,580	$18.28		$726	326,680	$18.30	$726

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance sheet risk:  We are a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  The contract amounts of these instruments reflect the extent of involvement that we have in this class of financial instruments.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
(dollars in thousands)	2007	2006
Commitments to extend credit:
Revolving home equity and
credit card lines	$37,156	$34,225
Construction loans	69,146	97,368
Other loans	45,324	34,400
Standby letters of credit	12,982	14,500
Total	$164,608	$180,493

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

Operating leases:  We occupy certain facilities under long-term operating leases for both continuing operations and discontinued operations.  The aggregate minimum annual rental commitments under those leases total approximately $1,133,000 in 2008, $574,000 in 2009, $169,000 in 2010, $89,000 in 2011 and $89,000 in 2012.  Total net rent expense included in the accompanying consolidated financial statements in continuing operations was $403,000 in 2007, $292,000 in 2006, and $242,000 in 2005.

Litigation:  We are involved in various legal actions arising in the ordinary course of business.  In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

On December 26, 2003, two of our subsidiaries, Summit Financial, LLC and Shenandoah Valley National Bank, and various employees of Summit Financial, LLC were served with a Petition for Temporary Injunction and a Bill of Complaint filed in the Circuit Court of Fairfax County, Virginia by Corinthian Mortgage Corporation.  The filings allege various claims against Summit Financial, LLC and Shenandoah Valley National Bank arising out of the hiring of former employees of Corinthian Mortgage Corporation (“Corinthian“) and the alleged use of  its proprietary information.  The individual defendants have also been sued based on allegations arising out of their former employment relationship with Corinthian and their employment with Summit Financial, LLC.  Late in 2006, we announced we would close our mortgage operations which at the time operated as Summit Mortgage, a division of Shenandoah Valley National Bank.

On December 5, 2007, we agreed to settle this litigation and ultimately elected to pay Corinthian and other related interests the total sum of $10.5 million.  $1.25 million of this total amount was paid by our insurance carrier.  As a result of the settlement, we recognized a one-time after-tax charge in the fourth quarter of 2007 of $5.8 million ($9.25 million pre- tax), which is included in discontinued operations.

The settlement ends all current litigation between Summit, its wholly owned subsidiary, Summit Community Bank, Inc. the individual defendants who were former employees of Summit named in the Litigation, and the plaintiff Corinthian Mortgage Corporation.

Employment Agreements:  We have various employment agreements with our chief executive officer and certain other executive officers.  These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

NOTE 16.	REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by the subsidiary bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by their regulatory agencies if dividends declared in any year exceed the year’s net income, as defined, plus the net retained profits of the two preceding years.  During 2008, our subsidiaries have $11,985,000 plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

We and our subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and each of our subsidiaries must meet specific capital guidelines that involve quantitative measures of our and our subsidiaries’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our and each of our subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet these minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material impact on our financial position and results of operations.

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2007, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and our subsidiary bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

    Summit Community Bank is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank.  The required reserve balance was $50,000 at December 31, 2007.

Summit’s and its subsidiary bank’s actual capital amounts and ratios are also presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to risk weighted assets)
Summit	$108,167	10.0%	$86,162	8.0%	$107,703	10.0%
Summit Community*	109,697	10.3%	85,488	8.0%	106,860	10.0%
Tier 1 Capital (to risk weighted assets)
Summit	98,975	9.2%	43,081	4.0%	64,622	6.0%
Summit Community*	100,505	9.4%	42,744	4.0%	64,116	6.0%
Tier 1 Capital (to average assets)
Summit	98,975	7.3%	40,897	3.0%	68,161	5.0%
Summit Community*	100,505	7.4%	40,520	3.0%	67,533	5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)
Summit	$103,102	10.7%	$77,086	8.0%	$96,357	10.0%
Summit Community*	59,684	10.4%	45,911	8.0%	57,388	10.0%
Shenandoah*	41,243	10.9%	30,355	8.0%	37,944	10.0%
Tier 1 Capital (to risk weighted assets)
Summit	94,899	9.9%	38,343	4.0%	57,515	6.0%
Summit Community*	55,041	9.6%	22,934	4.0%	34,401	6.0%
Shenandoah*	37,683	9.9%	15,178	4.0%	22,766	6.0%
Tier 1 Capital (to average assets)
Summit	94,899	7.8%	36,496	3.0%	60,826	5.0%
Summit Community*	55,041	7.4%	22,314	3.0%	37,190	5.0%
Shenandoah*	37,683	8.0%	14,097	3.0%	23,495	5.0%

*Shenandoah was merged into Summit Community in 2007.

NOTE 17.                      EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$13,537	$11,060	$8,164
Income (loss) from discontinued operations	(7,081)	(2,803)	2,523
Net Income	$6,456	$8,257	$10,687

Denominator
Denominator for basic earnings
per share-weighted average
common shares outstanding	7,244	7,120	7,094
Effect of dilutive securities:
Convertible preferred stock	-	-	28
Stock options	59	63	85
	59	63	113
Denominator for diluted earnings
per share-weighted average
common shares outstanding and
assumed conversions	7,303	7,183	7,207

Basic earnings per share from continuing operations	$1.87	$1.55	$1.15
Basic earnings per share from discontinued operations	(0.98)	(0.39)	0.35
Basic earnings per share	$0.89	$1.16	$1.51

Diluted earnings per share from continuing operations	$1.85	$1.54	$1.13
Diluted earnings per share from discontinued operations	(0.97)	(0.39)	0.35
Diluted earnings per share	$0.88	$1.15	$1.48

Stock option grants are disregarded in this calculation if they are determined to be anti-dilutive.  At December 31, 2007 and 2006, our anti-dilutive stock options totaled 178,500 shares.  At December 31, 2005, all stock options were dilutive.

NOTE 18.                      DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the value of certain liabilities.  Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based upon a notional amount and an underlying as specified in the contract.  A notional amount represents the number of units of a specific item, such as currency units.  An underlying represents a variable, such as an interest rate or price index.  The amount of cash or other asset delivered from one party to the other is determined based upon the interaction of the notional amount of the contract with the underlying.  Derivatives can also be implicit in certain contracts and commitments.

Market risk is the risk of loss arising from an adverse change in interest rates or equity prices.  Our primary market risk is interest rate risk.  We use interest rate swaps to protect against the risk of interest rate movements on the value of certain funding instruments.

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk.  Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of our overall market risk monitoring process.  Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.  Credit risk is managed by monitoring the size and maturity structure of the derivative portfolio, and applying uniform credit standards to all activities with credit risk.

Fair value hedges:  We primarily use receive-fixed interest rate swaps to hedge the fair values of certain fixed rate long term FHLB advances and certificates of deposit against changes in interest rates. These hedges are 100% effective, therefore there is no ineffectiveness reflected in earnings.  The net of the amounts earned on the fixed rate leg of the swaps and amounts due on the variable rate leg of the swaps are reflected in interest expense.

Other derivative activities:  We also have other derivative financial instruments which do not qualify as SFAS 133 hedge relationships.

We have entered into receive-fixed interest rate swaps on certain Federal Home Loan Bank ("FHLB") convertible select advances.  These swaps are held for risk management purposes and do not qualify for hedge accounting.  They are accounted for at fair value with the changes in fair value with the changes in fair value recorded on the income statement in noninterest income.  These swaps were subsequently unwound in January 2008 and we realized a $727,000 gain as a result of this transaction.

We have issued certain certificates of deposit which pay a return based upon changes in the S&P 500 equity index.  Under SFAS 133, the equity index feature of these deposits is deemed to be an embedded derivative accounted for separately from the deposit.  To hedge the returns paid to the depositors, we have entered into an equity swap indexed to the S&P 500.  Both the embedded derivative and the equity swap are accounted for as other derivative instruments.  Gains and losses on both the embedded derivative and the swap are included in other noninterest income on the consolidated statement of income.

We have also entered into receive-fixed interest rate swaps with certain customers (“Customer Swaps”) who have a variable rate commercial real estate loan, but desire a long-term fixed interest rate.  The notional amount of each Customer Swap equals the principal balance of the customer’s related commercial real estate loan.  Further, under the terms of each Customer Swap, the variable rate payment we pay the customer equals the interest payment the customer pays us under the terms of their commercial real estate loan.  Accordingly, the customer’s fixed rate payment under the Customer Swap represents the customer’s effective borrowing cost.  In addition, to hedge the long-term interest rate risk associated with these transactions, we have entered into receive-variable interest rate swaps with an unrelated counterparty (“Counterparty Swap”) in notional amounts equaling the notional amounts of each related Customer Swap.  The amounts we pay to the unrelated counterparty under the fixed rate leg of each Counterparty Swap equals the amount we receive from each customer under the fixed rate leg of their Customer Swap.  Gains and losses associated with both the Customer Swaps and Counterparty Swaps are included in other noninterest income on the consolidated statement of income.

A summary of our derivative financial instruments by type of activity follows:

	December 31, 2007
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
(dollars in thousands)	Amount	Asset	Liability	(Losses)
FAIR VALUE HEDGES
Receive-fixed interest rate swaps
Brokered deposits	$3,000	$-	$9	$-
	$3,000	$-	$9	$-

	December 31, 2006
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
(dollars in thousands)	Amount	Asset	Liability	(Losses)
FAIR VALUE HEDGES
Receive-fixed interest rate swaps
Brokered deposits	$15,000	$-	$108	$-
	$15,000	$-	$108	$-

	December 31, 2007
		Derivative		Net
	Notional			Gains
(dollars in thousands)	Amount	Asset	Liability	(Losses)
OTHER DERIVATIVE INSTRUMENTS
Equity index linked
certificates of deposits	$238	$77	$-	$77
Equity index swap	238	-	84	(65)
Receive-fixed interest rate swaps	38,895	-	408	94
Receive-variable interest rate swaps	2,895	-	30	(87)

	$42,266	$77	$522	$19

	December 31, 2006
		Derivative		Net
	Notional			Gains
(dollars in thousands)	Amount	Asset	Liability	(Losses)
OTHER DERIVATIVE INSTRUMENTS
Equity index linked
certificates of deposit	$492	$133	$-	$(1)
Equity index swap	492	-	154	(4)
Receive-fixed interest rate swaps	42,592	-	2,014	(695)
Receive-variable interest rate swaps	6,592	153	-	72

	$50,168	$286	$2,168	$(628)

NOTE 19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes the methods and significant assumptions we used in estimating our fair value disclosures for financial instruments.

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

Deposits:  The estimated fair values of demand deposits (i.e. non-interest bearing checking, NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values.  Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities.  Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

Short-term borrowings:  The carrying values of short-term borrowings approximate their estimated fair values.

Long-term borrowings:  The fair values of long-term borrowings are estimated by discounting scheduled future payments of principal and interest at current rates available on borrowings with similar terms.

Derivative financial instruments:  The fair values of the interest rate swaps are valued using cash flow projection models.

Assets related to discontinued operations:  The primary component of the financial assets related to discontinued operations is loans held for sale.  Their carrying values approximate their estimated fair values.

Off-balance sheet instruments:  The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counter parties.  The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

The carrying values and estimated fair values of our financial instruments are summarized below:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$21,285	$21,285	$12,031	$12,031
Interest bearing deposits,
other banks	77	77	270	270
Federal funds sold	181	181	517	517
Securities available for sale	300,066	300,066	247,874	247,874
Loans, net	1,052,489	1,035,599	916,045	900,082
Accrued interest receivable	7,191	7,191	6,351	6,351
Assets related to discontinued operations	-	-	8,608	8,608
Derivative financial assets	77	77	286	286
	$1,381,366	$1,364,476	$1,191,982	$1,176,019
Financial liabilities:
Deposits	$828,687	$864,792	$888,688	$889,233
Short-term borrowings	172,055	172,055	60,428	60,428
Long-term borrowings and
subordinated debentures	335,327	310,842	195,698	191,981
Accrued interest payable	4,639	4,639	3,750	3,750
Derivative financial liabilities	522	522	2,284	2,284
	$1,341,230	$1,352,850	$1,150,848	$1,147,676

NOTE 20.                           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2007 and 2006, and the related statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005, are presented as follows:

Balance Sheets	December 31,
(dollars in thousands)	2007	2006
Assets
Cash and due from banks	$2,336	$252
Investment in subsidiaries, eliminated in consolidation	110,795	95,871
Securities available for sale	844	150
Premises and equipment	6,433	6,475
Accrued interest receivable	5	5
Other assets	2,709	2,458

Total assets	$123,122	$105,211

Liabilities and Shareholders' Equity
Short-term borrowings	$2,517	$932
Long-term borrowings	10,750	4,750
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	846	1,188
Total liabilities	33,702	26,459
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2007 - 7,408,941 shares;
2006 - 7,084,980 shares	24,391	18,021
Retained earnings	65,077	61,083
Accumulated other comprehensive income	(48)	(352)
Total shareholders' equity	89,420	78,752

Total liabilities and shareholders' equity	$123,122	$105,211

Statements of Income	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Income
Dividends from bank subsidiaries	$3,600	$3,200	$2,800
Other dividends and interest income	51	48	27
Gain (loss) on sale of assets	11	-	21
Management and service fees from bank subsidiaries	6,441	5,848	4,865
Total income	10,103	9,096	7,713
Expense
Interest expense	2,091	1,752	880
Operating expenses	6,964	6,356	5,668
Total expenses	9,055	8,108	6,548
Income before income taxes and equity in
undistributed income of bank subsidiaries	1,048	988	1,165
Income tax (benefit)	(1,118)	(865)	(694)
Income before equity in undistributed income
of bank subsidiaries	2,166	1,853	1,859
Equity in (distributed) undistributed
income of bank subsidiaries	4,290	6,404	8,828
Net income	$6,456	$8,257	$10,687

Statements of Cash Flows	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,456	$8,257	$10,687
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
bank subsidiaries	(4,290)	(6,404)	(8,829)
Deferred tax expense (benefit)	(120)	(41)	(44)
Depreciation	588	602	594
Securities (gains)	-	-	(21)
(Gain) on disposal of premises and equipment	(11)	-	-
Tax benefit of exercise of stock options	46	71	77
Stock compensation expense	32	44	-
(Increase) in other assets	(129)	(26)	(78)
Increase(decrease) in other liabilities	(342)	126	438
Net cash provided by operating activities	2,230	2,629	2,824

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(4,000)	(3,000)	(9,525)
Proceeds sales of available for sale securities	-	-	46
Purchase of available for sale securities	(693)	-	-
Proceeds from sales of premises and equipment	15	-	-
Purchases of premises and equipment	(551)	(496)	(370)
Purchase of life insurance contracts	-	(710)	-
Net cash (used in) investing activities	(5,229)	(4,206)	(9,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(2,462)	(2,276)	(2,136)
Exercise of stock options	63	73	125
Repurchase of common stock	(103)	(1,024)	-
Net increase in short-term borrowings	1,585	932	-
Proceeds from long-term borrowings	6,000	3,750	4,000
Repayment of long-term borrowings	-	-	(3,000)
Net proceeds from issuance of trust preferred securities	-	-	8,000
Net cash provided by financing activities	5,083	1,455	6,989
Increase (decrease) in cash	2,084	(122)	(36)
Cash:
Beginning	252	374	410
Ending	$2,336	$252	$374

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$2,088	$1,693	$824,201

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Noncash investment in unconsolidated subsidiary trust	$-	$-	$248,000

NOTE 21.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2007
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$21,842	$22,369	$23,376	$23,797
Net interest income	9,203	9,527	9,996	10,341
Income from continuing operations	2,935	2,980	3,755	3,868
Net income	2,739	2,862	3,624	(2,769)
Basic earnings per share continuing operations	$0.41	$0.42	$0.51	$0.52
Diluted earnings per share continuing operations	$0.41	$0.42	$0.50	$0.52
Basic earnings per share	$0.39	$0.40	$0.49	$(0.37)
Diluted earnings per share	$0.38	$0.40	$0.49	$(0.37)

	2006
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$17,911	$19,409	$21,074	$21,884
Net interest income	8,459	8,801	9,264	9,376
Income from continuing operations	2,297	2,461	3,554	2,749
Net income	2,680	2,502	2,869	207
Basic earnings per share continuing operations	$0.32	$0.34	$0.50	$0.39
Diluted earnings per share continuing operations	$0.32	$0.34	$0.45	$0.39
Basic earnings per share	$0.38	$0.35	$0.40	$0.03
Diluted earnings per share	$0.37	$0.35	$0.40	$0.03

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2007, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2007 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 32.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 33.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2011”, “DIRECTORS WHOSE TERMS EXPIRE IN 2010”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2009”, “EXECUTIVE OFFICERS” and under the captions “Family Relationships” and “Audit and Compliance Committee” in our 2008 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2007 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the headings “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, and “COMPENSATION AND NOMINATING COMMITTEE REPORT”  in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	337,080	$ 18.28	556,100
Equity compensation plans not approved by stockholders	-	-	-
Total	337,080	$ 18.28	556,100

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2011”, “DIRECTORS WHOSE TERMS EXPIRE IN 2010”, “DIRECTORS WHOSE TERMS EXPIRE IN 2009”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Review and Approval of and Description of Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2008 Proxy Statement, and is incorporated herein by reference.

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

Exhibit Number	Description	Page(s) in Form 10-K or Prior Filing Reference
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Amended and Restated By-laws of Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i) Employment Agreement with H. Charles Maddy, III	(c)
	(ii) Change in Control Agreement with H. Charles Maddy, III	(d)
	(iii) Amendment to Employment Agreement with H. Charles Maddy, III	(e)
	(iv) Employment Agreement with Ronald F. Miller	(f)
	(v) Amendment to Employment Agreement with Ronald F. Miller	(g)
	(vi) Amended and Restated Employment Agreement with C. David Robertson	(h)
	(vii) Employment Agreement with Patrick N. Frye	(i)
	(vii) Employment Agreement with Robert S. Tissue	(i)
	(vii) Employment Agreement with Scott C. Jennings	(i)
	(viii) Employment Agreement with Douglas T. Mitchell	(j)
	(ix) 1998 Officers Stock Option Plan	(k)
(x) Board Attendance and Compensation Policy, as amended
	(xi) Summary of Compensation Paid to Executive Officers of Summit Financial Group, Inc. and Amendments to Executive Agreements	(l)
	(xii) Summit Financial Group, Inc. Directors Deferral Plan	(m)
	(xiii) Amendment No. 1 to Directors Deferral Plan Agreement	(n)
	(xiv) Summit Financial Group, Inc. Incentive Plan	(o)
	(xv) Summit Community Bank Incentive Compensation Plan	(p)
	(xvi) Form of Non-Qualified Stock Option Grant Agreement	(q)
	(xvii) Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(r)

(12)	Statements Re: Computation of Ratios

(21)	Subsidiaries of Registrant

(23)	Consent of Arnett & Foster, P.L.L.C.

(24)	Power of Attorney

(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(d)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 4, 2005.
(e)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(f)	Incorporated by reference to Exhibit 10(ii) of South Branch Valley Bancorp, Inc.’s filing on Form 10-KSB dated December 31, 1998.
(g)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006
(h)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(i)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group, Inc. filing on Form 8-K dated December 30, 2005
(j)	Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(k)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(l)	Incorporated by reference to Summit Financial Group, Inc.’s filing on Form 8-K dated December 14, 2007.
(m)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(n)	Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(o)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(p)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(q)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(r)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SUMMIT FINANCIAL GROUP, INC.
                 a West Virginia Corporation
                 (registrant)

By: /s/ H. Charles Maddy, III                                            3/17/2008                                                 By: /s/ Julie R. Cook                                             3/17/08
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

By: /s/ Robert S. Tissue                                                    3/17/2008
       Robert S. Tissue                                                              Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                                 3/ 17/2008
       Robert S. Tissue                                                          Date
       Attorney-in-fact