Form 10-K/A
period 2007-12-31
SUMMIT FINANCIAL GROUP INC
filed 2008-04-15
CIK 811808

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

                                                                                        Part of Form 10-K into which
                      Document                                                                                       document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 15, 2008

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Form 10-K”).  We are filing this Form 10-K/A to correct two clerical errors in “Item 8 — Financial Statements and Supplementary Data.”  Specifically, the number of shares reported in Footnote 17 – Earnings Per Share, was erroneously rounded to the nearest thousand and in Footnote 19 – Fair Value of Financial Instruments, the estimated fair value of “Long-term borrowings and subordinated debentures” contained a clerical error in the originally filed Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.  No other information contained in the original filing is amended hereby.  Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.

NOTE 17.                      EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$13,537	$11,060	$8,164
Income (loss) from discontinued operations	(7,081)	(2,803)	2,523
Net Income	$6,456	$8,257	$10,687

Denominator
Denominator for basic earnings
per share-weighted average
common shares outstanding	7,244,011	7,120,518	7,093,402
Effect of dilutive securities:
Convertible preferred stock	-	-	28,202
Stock options	59,380	62,763	85,234
	59,380	62,763	113,436
Denominator for diluted earnings
per share-weighted average
common shares outstanding and
assumed conversions	7,303,391	7,183,281	7,206,838

Basic earnings per share from continuing operations	$1.87	$1.55	$1.15
Basic earnings per share from discontinued operations	(0.98)	(0.39)	0.35
Basic earnings per share	$0.89	$1.16	$1.51

Diluted earnings per share from continuing operations	$1.85	$1.54	$1.13
Diluted earnings per share from discontinued operations	(0.97)	(0.39)	0.35
Diluted earnings per share	$0.88	$1.15	$1.48

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$21,285	$21,285	$12,031	$12,031
Interest bearing deposits,
other banks	77	77	270	270
Federal funds sold	181	181	517	517
Securities available for sale	300,066	300,066	247,874	247,874
Loans, net	1,052,489	1,035,599	916,045	900,082
Accrued interest receivable	7,191	7,191	6,351	6,351
Assets related to discontinued operations	-	-	8,608	8,608
Derivative financial assets	77	77	286	286
	$1,381,366	$1,364,476	$1,191,982	$1,176,019
Financial liabilities:
Deposits	$828,687	$864,792	$888,688	$889,233
Short-term borrowings	172,055	172,055	60,428	60,428
Long-term borrowings and
subordinated debentures	335,327	337,882	195,698	191,981
Accrued interest payable	4,639	4,639	3,750	3,750
Derivative financial liabilities	522	522	2,284	2,284
	$1,341,230	$1,379,890	$1,150,848	$1,147,676

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
 a West Virginia Corporation
(registrant)

By: /s/  H. Charles Maddy, III              4/15/2008                                                                                                By:   /s/ Julie R. Cook                            4/15/2008
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

By: /s/  Robert S. Tissue                        4/15/2008
       Robert S. Tissue                                    Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By:  /s/  Robert S. Tissue                      4/15/2008
       Robert S. Tissue                                    Date
       Attorney-in-fact