Form 10-Q
period 2008-03-31
SUMMIT FINANCIAL GROUP INC
filed 2008-05-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                          Large accelerated filer ☐          Accelerated filer☑
                    Non-accelerated filer ☐             Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
7,410,741 shares outstanding as of May 7, 2008

Summit Financial Group, Inc. and Subsidiaries

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2008 (unaudited), December 31, 2007, and March 31, 2007 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2008 and 2007 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2008 and 2007 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-25

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-36

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	36

Summit Financial Group, Inc. and Subsidiaries

Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		37

	Item 1A.	Risk Factors		37

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 5 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				38

Summit Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheet (unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$21,912	$21,285	$12,232
Interest bearing deposits with other banks	103	77	106
Federal funds sold	1,514	181	1,412
Securities available for sale	284,082	283,015	244,438
Other Investments	17,947	17,051	13,735
Loan held for sale, net	489	1,377	-
Loans, net	1,079,223	1,052,489	930,769
Property held for sale	2,183	2,058	42
Premises and equipment, net	22,055	22,130	22,178
Accrued interest receivable	6,851	7,191	6,656
Intangible assets	9,968	10,055	3,159
Other assets	18,783	18,413	17,631
Assets related to discontinued operations	-	214	2,170
Total assets	$1,465,110	$1,435,536	$1,254,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$64,111	$65,727	$60,644
Interest bearing	772,833	762,960	816,581
Total deposits	836,944	828,687	877,225
Short-term borrowings	93,950	172,055	79,886
Long-term borrowings	412,329	315,738	183,819
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,343	9,241	10,954
Liabilities related to discontinued operations	-	806	1,105
Total liabilities	1,373,155	1,346,116	1,172,578

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2008 - 7,408,941 shares; issued December 2007 - 7,408,941
shares; issued March 2007 - 7,084,980 shares	24,394	24,391	18,029
Retained earnings	68,901	65,077	63,822
Accumulated other comprehensive income	(1,340)	(48)	99
Total shareholders' equity	91,955	89,420	81,950

Total liabilities and shareholders' equity	$1,465,110	$1,435,536	$1,254,528

(*) - December 31, 2007 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2008	2007
Interest income
Interest and fees on loans
Taxable	$19,948	$18,597
Tax-exempt	121	115
Interest and dividends on securities
Taxable	3,196	2,579
Tax-exempt	590	545
Interest on interest bearing deposits with other banks	2	3
Interest on Federal funds sold	2	3
Total interest income	23,859	21,842
Interest expense
Interest on deposits	7,124	9,028
Interest on short-term borrowings	919	958
Interest on long-term borrowings and subordinated debentures	4,877	2,653
Total interest expense	12,920	12,639
Net interest income	10,939	9,203
Provision for loan losses	1,000	390
Net interest income after provision for loan losses	9,939	8,813
Other income
Insurance commissions	1,327	206
Service fees	743	617
Gain (loss) on sale of assets	-	2
Net cash settlement on derivative instruments	(170)	(184)
Change in fair value of derivative instruments	705	226
Other	243	189
Total other income	2,848	1,056
Other expense
Salaries and employee benefits	4,395	3,226
Net occupancy expense	476	418
Equipment expense	534	446
Supplies	194	172
Professional fees	118	174
Amortization of intangibles	88	38
Other	1,284	1,175
Total other expense	7,089	5,649
Income before income taxes	5,698	4,220
Income tax expense	1,874	1,286
Income from continuing operations	$3,824	$2,934
Discontinued Operations
Reversal of severance in exit costs	-	80
Operating income(loss)	-	(372)
Income from discontinued operations before income tax expense(benefit)	-	(292)
Income tax expense(benefit)	-	(97)
Income from discontinued operations	-	(195)
Net Income	$3,824	$2,739

Basic earnings from continuing operations per common share	$0.52	$0.41
Basic earnings per common share	$0.52	$0.39
Diluted earnings from continuing operations per common share	$0.51	$0.41
Diluted earnings per common share	$0.51	$0.38

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated	Total
	Common		Other	Share-
	Stock and	Retained	Compre-	holders'
	Related	Earnings	hensive	Equity
Dollars in thousands	Surplus	(Restated)	Income	(Restated)

Balance, December 31, 2007	$24,391	$65,077	$(48)	$89,420
Three Months Ended March 31, 2008
Comprehensive income:
Net income	-	3,824	-	3,824
Other comprehensive income,
net of deferred tax benefit
of $792:
Net unrealized loss on
securities of ($1,292), net
of reclassification adjustment
for gains included in net
income of $0	-	-	(1,292)	(1,292)
Stock compensation expense	3	-	-	3
Total comprehensive income				2,532
Exercise of stock options	-	-	-	-

Balance, March 31, 2008	$24,394	$68,901	$(1,340)	$91,955

Balance, December 31, 2006	$18,021	$61,083	$(352)	$78,752
Three Months Ended March 31, 2007
Comprehensive income:
Net income	-	2,739	-	2,739
Other comprehensive income,
net of deferred tax expense
of $276:
Net unrealized gain on
securities of $451, net
of reclassification adjustment
for gains included in net
income of $0	-	-	451	451
Total comprehensive income				3,190
Exercise of stock options	8	-	-	8

Balance, March 31, 2007	$18,029	$63,822	$99	$81,950

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2008	2007
Cash Flows from Operating Activities
Net income	$3,824	$2,739
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	398	386
Provision for loan losses	1,000	640
Stock compensation expense	3	8
Deferred income tax (benefit)	(26)	113
Loans originated for sale	(1,608)	(8,149)
Proceeds from loans sold	2,523	15,674
(Gain) on sales of loans held for sale	(28)	(286)
Change in fair value of derivative instruments	(705)	(226)
Securities (gains)	-	-
Reversal of exit costs accrual of discontinued operations	-	(80)
(Gain) loss on disposal of other assets	-	(2)
Amortization of securities premiums, net	(104)	(15)
Amortization of goodwill and purchase accounting
adjustments, net	91	41
(Decrease) in accrued interest receivable	340	(305)
(Increase) in other assets	(945)	(819)
Increase in other liabilities	2,430	530
Net cash provided by (used in) operating activities	7,193	10,249
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	(26)	165
Proceeds from maturities and calls of securities available for sale	13,814	4,484
Proceeds from sales of securities available for sale	-	-
Principal payments received on securities available for sale	7,169	6,817
Purchases of securities available for sale	(24,029)	(19,173)
Purchases of other investments	(3,935)	(3,325)
Redemption of Federal Home Loan Bank stock	3,039	1,624
Net (increase) decrease in federal funds sold	(1,333)	(895)
Net loans made to customers	(27,881)	(15,361)
Purchases of premises and equipment	(324)	(123)
Proceeds from sales of other assets	-	86
Proceeds from early termination of interest rate swap	212	-
Net cash provided by (used in) investing activities	(33,294)	(25,701)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	(10,040)	5,239
Net increase(decrease) in time deposits	18,293	(16,754)
Net increase(decrease) in short-term borrowings	(78,105)	19,458
Proceeds from long-term borrowings	100,000	10,000
Repayment of long-term borrowings	(13,408)	(2,290)
Proceeds from issuance of subordinated debentures	9,988	-
Net cash provided by financing activities	26,728	15,653
Increase (decrease) in cash and due from banks	627	201
Cash and due from banks:
Beginning	21,285	12,031
Ending	$21,912	$12,232

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,561	$12,232
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$147	$43

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2007 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.  Certain accounts in the consolidated financial statements for December 31, 2007 and March 31, 2007, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Significant New Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted SFAS 157 on January 1, 2008 and the adoption of this statement did not have a material effect on our financial statements.  See Note 3 for a discussion of our fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) is applicable on an instrument by instrument basis, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 on January 1, 2008 and the adoption of this statement did not have a material effect on our financial statements.

In December 2007, the FASB issued Statement 141 (revised 2007) (SFAS 141R), Business Combinations.  SFAS 141R will significantly change how the acquisition method will be applied to business combinations.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  We will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted.  We are currently evaluating SFAS 141(R) and have not determined the impact it will have on our financial statements.

Note 3.  Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Accordingly, securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, and impaired loans held for investment.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-Sale Securities:  Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities:  Substantially all derivative instruments held or issued by us for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, we measure fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  We classify derivative instruments held or issued for risk management or customer-initiated activities as Level 2.  Examples of Level 2 derivatives are interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2008	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$284,082	$-	$284,082	$-
Derivatives	$267		$267

Liabilities:
Derivatives	$196		$196

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2008	Level 1	Level 2	Level 3

Loans held for sale	$489	$-	$489	$-
Impaired loans	11,755	-	-	11,755

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $13,853,000, with a valuation allowance of $2,098,000, resulting in an additional provision for loan losses of $512,000 for the period.

Note 4.  Discontinued Operations

As of January 1, 2008 we no longer have activity related to discontinued operations.  The following table lists the assets and liabilities of Summit Mortgage included in the balance sheet as assets and liabilities related to discontinued operations in 2007.

	December 31,	March 31,
Dollars in thousands	2007	2007
Assets:
Loans held for sale, net	$-	$1,190
Loans, net	-	134
Premises and equipment, net	-	-
Property held for sale	-	-
Other assets	214	846
Total assets	$214	$2,170
Liabilities:
Accrued expenses and other liabilities	$806	$1,015
Total liabilities	$806	$1,015

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the period ended March 31, 2007 is presented below.

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Statements of Income from Discontinued Operations

For the Quarter
Ended
Dollars in thousands	March 31, 2007
Interest income	$112
Interest expense	45
Net interest income	67
Provision for loan losses	250
Net interest income after provision for loan losses	(183)

Noninterest income
Mortgage origination revenue	803
(Loss) on sale of assets	(51)
Total noninterest income	752

Noninterest expense
Salaries and employee benefits	442
Net occupancy expense	(4)
Equipment expense	22
Professional fees	97
Postage	-
Advertising	98
Impairment of long-lived assets	-
Exit costs	(80)
Other	286
Total noninterest expense	861
Income (loss) before income tax expense	(292)
Income tax expense (benefit)	(97)
Income (loss) from discontinued operations	$(195)

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

Dollars in thousands	Operating Lease Terminations	Vendor Contract Termination	Severance Payments	Total
Balance, December 31, 2007	$586	$-	$-	$586
Less:
Payments from the accrual	(198)	-	-	(198)
Reversal of over accrual	-	-	-	-
Balance, March 31, 2008	$388	$-	$-	$388

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 5.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
Dollars in thousands	2008	2007
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$3,824	$2,934
Income (loss) from discontinued operations	-	(195)
Net Income	$3,824	$2,739

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,408,941	7,084,980
Effect of dilutive securities:
Stock options	40,164	62,190
	40,164	62,190
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,449,105	7,147,170

Basic earnings per share from continuing operations	$0.52	$0.41
Basic earnings per share from discontinued operations	-	(0.03)
Basic earnings per share	$0.52	$0.39

Diluted earnings per share from continuing operations	$0.51	$0.41
Diluted earnings per share from discontinued operations	-	(0.03)
Diluted earnings per share	$0.51	$0.38

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 6.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2008, December 31, 2007, and March 31, 2007 are summarized as follows:

	March 31, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$42,453	$1,041	$54	$43,440
Mortgage-backed securities	186,520	2,495	4,881	184,134
State and political subdivisions	3,759	35	7	3,787
Corporate debt securities	1,349	22	39	1,332
Other equity securities	844	-	-	844
Total taxable	234,925	3,593	4,981	233,537
Tax-exempt:
State and political subdivisions	44,846	1,050	163	45,733
Other equity securities	6,470	-	1,658	4,812
Total tax-exempt	51,316	1,050	1,821	50,545
Total	$286,241	$4,643	$6,802	$284,082

	December 31, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$45,871	$420	$77	$46,214
Mortgage-backed securities	180,838	1,294	1,351	180,781
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,348	18	30	1,336
Other equity securities	844	-	-	844
Total taxable	232,660	1,758	1,458	232,960
Tax-exempt:
State and political subdivisions	43,960	880	335	44,505
Other equity securities	6,470	-	920	5,550
Total tax-exempt	50,430	880	1,255	50,055
Total	$283,090	$2,638	$2,713	$283,015

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	March 31, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$36,774	$8	$263	$36,519
Mortgage-backed securities	153,539	649	1,876	152,312
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,680	18	2	1,696
Federal Reserve Bank stock	729	-	-	729
Other equity securities	150	-	-	150
Total taxable	196,631	701	2,141	195,191
Tax-exempt:
State and political subdivisions	41,686	1,046	61	42,671
Other equity securities	5,974	614	12	6,576
Total tax-exempt	47,660	1,660	73	49,247
Total	$244,291	$2,361	$2,214	$244,438

The maturities, amortized cost and estimated fair values of securities at March 31, 2008, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$54,295	$54,032
Due from one to five years	107,896	107,948
Due from five to ten years	64,252	64,859
Due after ten years	52,484	51,587
Equity securities	7,314	5,656
	$286,241	$284,082

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 7.  Loans

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2008	2007	2007
Commercial	$111,442	$92,599	$69,700
Commercial real estate	396,414	384,478	329,561
Construction and development	209,257	225,270	220,430
Residential real estate	336,985	322,640	279,564
Consumer	30,206	31,956	33,845
Other	6,395	6,641	7,209
Total loans	1,090,699	1,063,584	940,309
Less unearned income	1,878	1,903	1,757
Total loans net of unearned income	1,088,821	1,061,681	938,552
Less allowance for loan losses	9,598	9,192	7,783
Loans, net	$1,079,223	$1,052,489	$930,769

Note 8.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2008 and 2007, and for the year ended December 31, 2007 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2008	2007	2007
Balance, beginning of period	$9,192	$7,511	$7,511
Losses:
Commercial	-	50	50
Commercial real estate	-	40	154
Construction and development	-	-	80
Real estate - mortgage	550	-	618
Consumer	50	49	216
Other	46	67	160
Total	646	206	1,278
Recoveries:
Commercial	-	21	2
Commercial real estate	3	5	14
Construction and development	-	-	20
Real estate - mortgage	3	-	15
Consumer	17	14	57
Other	29	48	104
Total	52	88	212
Net losses	594	118	1,066
Provision for loan losses	1,000	390	2,055
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	-	692
Balance, end of period	$9,598	$7,783	$9,192

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 9.  Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2008 and other intangible assets at March 31, 2008, December 31, 2007, and March 31, 2007.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2008	$6,198
Acquired goodwill, net	-

Balance, March 31, 2008	$6,198

	Other Intangible Assets
	March 31,	December 31,	March 31,
Dollars in thousands	2008	2007	2007
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,347	1,310	1,196
Net carrying amount	$920	$957	$1,071

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$-
Less: accumulated amortization	150	100	-
Net carrying amount	$2,850	$2,900	$-

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2008 relative to our unidentifiable intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2008 through 2011.

Note 10.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2008 and 2007 and December 31, 2007:

	March 31,	December 31,	March 31,
Dollars in thousands	2008	2007	2007
Interest bearing demand deposits	$201,820	$222,825	$230,634
Savings deposits	53,427	40,845	44,713
Retail time deposits	332,790	322,899	287,440
Brokered time deposits	184,796	176,391	253,794
Total	$772,833	$762,960	$816,581

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of March 31, 2008:

Dollars in thousands	Amount	Percent
Three months or less	$87,279	28.4%
Three through six months	58,906	19.1%
Six through twelve months	63,062	20.5%
Over twelve months	98,569	32.0%
Total	$307,816	100.0%

A summary of the scheduled maturities for all time deposits as of March 31, 2008 is as follows:

Dollars in thousands
Nine month period ending December 31, 2008	$349,111
Year Ending December 31, 2009	107,016
Year Ending December 31, 2010	51,888
Year Ending December 31, 2011	2,433
Year Ending December 31, 2012	4,107
Thereafter	3,031
$517,586

Note 11.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Quarter Ended March 31, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$81,534	$11,458	$958
Average balance outstanding for the period	98,829	9,206	863
Maximum balance outstanding at
any month end during period	82,894	11,458	958
Weighted average interest rate for the period	3.47%	2.11%	5.41%
Weighted average interest rate for balances
outstanding at March 31	2.26%	1.18%	4.75%

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$159,168	$10,370	$2,517
Average balance outstanding for the period	86,127	7,005	2,305
Maximum balance outstanding at
any month end during period	159,168	11,080	3,047
Weighted average interest rate for the period	4.03%	3.86%	7.45%
Weighted average interest rate for balances
outstanding at December 31	3.80%	3.13%	6.75%

	Quarter Ended March 31, 2007
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$71,133	$7,358	$1,395
Average balance outstanding for the period	64,450	6,507	1,458
Maximum balance outstanding at
any month end during period	71,133	7,358	1,626
Weighted average interest rate for the period	5.36%	4.09%	7.51%
Weighted average interest rate for balances
outstanding at March 31	5.35%	4.13%	7.75%

Long-term borrowings:  Our long-term borrowings of $412,329,000, $315,738,000 and $183,819,000 at March 31, 2008, December 31, 2007, and March 31, 2007 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in the total is also $10 million of subordinated debt issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and it is not prepayable by us within the first two and one half years.

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2016.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2008 was 4.65% compared to 5.54% for the first three months of 2007.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at March 31, 2008, December 31, 2007, and March 31, 2007.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital Trust II issued $7,500,000 in capital securities and $232,000 in

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

common securities and invested the proceeds in $7,732,000 of debentures. SFG Capital Trust III issued $8,000,000 in capital securities and $248,000 in common securities and invested the proceeds in $8,248,000 of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of SFG Capital Trust I are redeemable by us quarterly, and the debentures of SFG Capital Trust II, and SFG Capital Trust III are first redeemable by us in March 2009 and March 2011, respectively.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2008	$38,969
2009	83,911
2010	76,481
2011	32,465
2012	99,409
Thereafter	100,683
$431,918

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.

The Officer Stock Option Plan, which provided for the granting of stock options for up to 960,000 shares of common stock to our key officers, was adopted in 1998 and expired in May, 2008.  Each option granted under the plan vested according to a schedule designated at the grant date and had a term of no more than 10 years following the vesting date.  Also, the option price per share was not to be less than the fair market value of our common stock on the date of grant.

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first three months of 2008 or 2007.

During first quarter 2008, we recognized $3,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $1,000, compared to $8,000 compensation expense for first quarter 2007 with a deferred tax asset of $3,000.  At March 31, 2008, we had approximately $9,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the next year.

A summary of activity in our Officer Stock Option Plan during the first quarters of 2008 and 2007 is as follows:

For the Quarter Ended
	March 31, 2008		March 31, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	337,580	$18.28	349,080	$17.83
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31	337,580	$18.28	349,080	$17.83

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Other information regarding options outstanding and exercisable at March 31, 2008 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	71,600	$5.36	4.78	633	71,600	$5.36	633
6.01 - 10.00	31,680	9.49	7.76	149	31,680	9.49	149
10.01 - 17.50	3,500	17.43	5.92	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	8.75	-	41,400	17.79	-
20.01 - 25.93	178,500	25.19	7.32	-	178,500	25.19	-

	337,580	18.28		782	326,680	18.30	782

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
A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$37,583
Construction loans	63,454
Other loans	46,497
Standby letters of credit	12,903
Total	$160,437

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

Summit Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands)
					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital (to risk weighted assets)
Summit	$121,927	11.1%	88,122	8.0%	110,153	10.0%
Summit Community	113,763	10.4%	87,417	8.0%	109,271	10.0%
Tier I Capital (to risk weighted assets)
Summit	102,329	9.3%	44,061	4.0%	66,092	6.0%
Summit Community	104,165	9.5%	43,708	4.0%	65,563	6.0%
Tier I Capital (to average assets)
Summit	102,329	7.1%	43,099	3.0%	71,832	5.0%
Summit Community	104,165	7.3%	42,771	3.0%	71,285	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)
Summit	$108,167	10.0%	86,162	8.0%	107,703	10.0%
Summit Community*	109,697	10.3%	85,488	8.0%	106,860	10.0%
Tier I Capital (to risk weighted assets)
Summit	98,975	9.2%	43,081	4.0%	64,622	6.0%
Summit Community*	100,505	9.4%	42,744	4.0%	64,116	6.0%
Tier I Capital (to average assets)
Summit	98,975	7.3%	40,897	3.0%	68,161	5.0%
Summit Community*	100,505	7.4%	40,520	3.0%	67,533	5.0%

*Shenandoah was merged into Summit Community in 2007.

Note 15.  Subsequent Events

As announced on April 9, 2008, we exercised our right to terminate the Agreement and Plan of Reorganization (the “Agreement”) by and between Summit and Greater Atlantic Financial Corp. (“Greater Atlantic”) (Pink Sheets: GAFC.PK) dated April 12, 2007 under the terms of which Summit was to acquire Greater Atlantic.  The Agreement permitted either party to terminate the Agreement if the transaction was not completed by March 31, 2008.

Greater Atlantic and Summit have initiated negotiations toward entering into a new definitive agreement.  However, no assurances can be given that the negotiations will lead to the parties entering into a new agreement.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  Although our business operates as two separate segments, the insurance segment is not a reportable segment as it is immaterial, and thus our financial information is presented on an aggregated basis.  This discussion and analysis should be read in conjunction with our 2007 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.

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

Growth in our interest earning assets resulted in an increase of 17.67%, or $1,695,000, in our net interest earnings on a tax equivalent basis for the first three months in 2008 compared to the same period of 2007.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2007 Annual Report on Form 10-K.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 1 to the consolidated financial statements of our 2007Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2007 Annual Report on Form 10-K.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we will complete the required annual impairment test for 2008.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 10 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the quarter ended March 31, 2008 grew 30.33% to $3,824,000, or $0.51 per diluted share as compared to $2,934,000, or $0.41 per diluted share for the quarter ended March 31, 2007.  Consolidated net income for the period ended March 31, 2007, which includes the results of discontinued operations, was $2,739,000.  As of January 31, 2008, we no longer have any material operations related to discontinued operations.  Returns on average equity and assets for the first three months of 2008 were 16.55% and 1.06%, respectively, compared with 13.40% and ..88% for the same period of 2007.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $11,290,000 for the three month period ended March 31, 2008 compared to $9,595,000 for the same period of 2007, representing an increase of $1,695,000 or 17.67%.  This increase resulted from growth in interest earning assets, primarily loans, and also a 63 basis points decrease in the cost of interest bearing liabilities.  Average interest earning assets grew 15.99% from $1,193,946,000 during the first three months of 2007 to $1,384,816,000 for the first three months of 2008.  Average interest bearing liabilities grew 17.00% from $1,093,276,000 at March 31, 2007 to $1,279,084,000 at March 31, 2008, at an average yield for the first three months of 2008 of 4.06% compared to 4.69% for the same period of 2007.

Our consolidated net interest margin increased to 3.28% for the three month period ended March 31, 2008, compared to 3.26% for the same period in 2007.  Our net interest margin increased 4 basis points compared to the linked quarter.  While our margin continues to be pressured by an extremely competitive environment, both for loans and deposits, recent  rate reductions by the Federal Reserve have served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended March 31, 2008 compared to March 31, 2007,

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

the yields on earning assets decreased 52 basis points, while the cost of our interest bearing funds decreased by 63 basis points.

Assuming no significant change in market interest rates, we anticipate modest growth in our net interest income to continue over the near term due to modest growth in the volume of interest earning assets coupled with a expected relatively stable net interest margin over the same period.  If market interest rates significantly rise over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets.  Conversely, if market interest rates were to decline over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities would be expected to widen, thus increasing net interest income.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2008			March 31, 2007

	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$1,073,218	$19,948	7.48%	$928,979	$18,665	8.15%
Tax-exempt (1)	8,949	183	8.22%	8,917	173	7.87%
Securities
Taxable	251,767	3,196	5.11%	208,315	2,577	5.02%
Tax-exempt (1)	50,426	879	7.01%	47,289	814	6.98%
Federal funds sold and interest
bearing deposits with other banks	456	4	3.53%	446	5	4.55%
Total interest earning assets	1,384,816	24,210	7.03%	1,193,946	22,234	7.55%

Noninterest earning assets
Cash & due from banks	12,613			13,099
Premises and equipment	22,110			22,332
Other assets	35,585			26,993
Allowance for loan losses	(9,533)			(8,135)
Total assets	$1,445,591			$1,248,235

Interest bearing liabilities
Interest bearing demand deposits	$207,661	$930	1.80%	$221,924	$2,066	3.78%
Savings deposits	46,551	195	1.68%	46,407	217	1.90%
Time deposits	506,036	5,999	4.77%	556,525	6,745	4.92%
Short-term borrowings	108,898	919	3.39%	72,415	958	5.37%
Long-term borrowings
and capital trust securities	409,938	4,877	4.78%	196,005	2,653	5.49%
Total interest bearing liabilities	1,279,084	12,920	4.06%	1,093,276	12,639	4.69%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	64,472			61,288
Other liabilities	9,604			11,881
Shareholders' equity	92,431			81,790
Total liabilities and
shareholders' equity	$1,445,591			$1,248,235
Net interest earnings		$11,290			$9,595
Net yield on interest earning assets			3.28%			3.26%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $351,000 and $319,000 for the periods ended
March 31, 2008 and March 31, 2007, respectively.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
Dollars in thousands
	For the Quarter Ended
	March 31, 2008 versus March 31, 2007
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$2,849	$(1,566)	$1,283
Tax-exempt	1	9	10
Securities
Taxable	571	48	619
Tax-exempt	61	4	65
Federal funds sold and interest
bearing deposits with other banks	-	(1)	(1)
Total interest earned on
interest earning assets	3,483	(1,507)	1,976

Interest paid on:
Interest bearing demand deposits	(125)	(1,011)	(1,136)
Savings deposits	(4)	(18)	(22)
Time deposits	(561)	(185)	(746)
Short-term borrowings	385	(424)	(39)
Long-term borrowings and capital
trust securities	2,600	(376)	2,224
Total interest paid on
interest bearing liabilities	2,295	(2,014)	281

Net interest income	$1,188	$507	$1,695

Noninterest Income

Total noninterest income from continuing operations increased to $2,848,000 for the first quarter of 2008, compared to $1,056,000 for the same period of 2007, with insurance commissions, service fees from deposit accounts, and changes in fair value of derivative instruments being the primary components.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income	For the Quarter Ended
	March 31,
Dollars in thousands	2008	2007
Insurance commissions	$1,327	$206
Service fees	743	617
Net cash settlement on derivative instruments	(170)	(184)
Change in fair value of derivative instruments	705	226
(Loss) on sale of assets	-	2
Other	243	189
Total	$2,848	$1,056

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Insurance commissions:  First quarter 2008 includes commissions derived from the Kelly Agencies, which were acquired in third quarter 2007.

Change in fair value of derivative instruments:  The $705,000 change in 2008 includes the gain realized upon termination of these interest rate swaps that did not qualify for hedge accounting.

Noninterest Expense

Total noninterest expense for continuing operations increased approximately $1,440,000, or 25.5% to $7,089,000 during the first three months of 2008 as compared to the same period in 2007.    Salaries and employee benefits expense represented the largest category of expense growth.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
Dollars in thousands
	For the Quarter Ended March 31,
		Change
	2008	$	%	2007
Salaries and employee benefits	$4,395	$1,169	36.2%	$3,226
Net occupancy expense	476	58	13.9%	418
Equipment expense	534	88	19.7%	446
Supplies	194	22	12.8%	172
Professional fees	118	(56)	-32.2%	174
Amortization of intangibles	88	50	131.6%	38
Other	1,284	109	9.3%	1,175
Total	$7,089	$1,440	25.5%	$5,649

Salaries and employee benefits:  The 36.2% growth in salaries and employee benefits was primarily due to the additional staff of the Kelly Agencies, which were acquired in third quarter 2007 and also general merit raises.

Amortization of intangibles:  Amortization of intangible assets increased 131.6% for first quarter 2008 compared to first quarter 2007 due to the amortization of the identifiable customer intangible related to the acquisition in 2007 of the Kelly Agencies.

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

We recorded a $1,000,000 provision for loan losses for the first three months of 2008, compared to $390,000 for the same period in 2007.  Net loan charge offs for the first three months of 2008 were $594,000, as compared to $118,000 over the same period of 2007.  At March 31, 2008, the allowance for loan losses totaled $9,598,000 or 0.88% of loans, net of unearned income, compared to $9,192,000 or 0.86% of loans, net of unearned income at December 31, 2007.

As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Summary of Past Due Loans and Non-Performing Assets
Dollars in thousands
	March 31,		December 31,
	2008	2007	2007
Accruing loans past due 90 days or more	$2,821	$4,233	$7,416
Nonperforming assets:
Nonaccrual loans	11,136	241	2,917
Foreclosed properties	2,183	42	2,058
Repossessed assets	22	1	-
Total	$16,162	$4,517	$12,391
Total nonperforming loans as a
percentage of total loans	1.28%	0.48%	0.97%
Total nonperforming assets as a
percentage of total assets	1.10%	0.36%	0.86%

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

The following table shows our nonperforming loans by category as of March 31, 2008 and 2007 and December 31, 2007.

Nonperforming Loans by Type
Dollars in thousands	March 31,		December 31,
	2008	2007	2007
Commercial	$695	$48	$716
Commercial real estate	5,095	84	4,346
Land development and construction	3,694	2,781	2,016
Residential real estate	4,247	1,504	3,012
Consumer	226	57	243
Total	$13,957	$4,474	$10,333

Commercial nonperforming:  At March 31, 2008, seventy-three percent of the balance of commercial nonperforming loans at is attributable to one loan secured by heavy equipment.

Commercial real estate nonperforming:  Three properties comprise 74% of the balance of nonperforming commercial real estate loans at March 31, 2008.  One credit with a balance of $1.9 million is secured by a commercial office building located in Charleston, West Virginia; a relationship totaling $1.4 million is secured by a motel and service station in West Virginia’s eastern panhandle; and another relationship in the eastern panhandle of West Virginia totaling $0.5 million is secured by a mix of office space and individual storage units.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Land development and construction nonperforming:  75% of the land development and construction nonperforming assets are related to residential development projects.   97 percent of these nonperforming loans is comprised of three credits.  One loan had a balance of $1.8 million for construction of a residential subdivision in Jefferson County, West Virginia; one loan had a balance of $0.8 million for infrastructure of residential building lots in Strasburg, Virginia; and one loan had a balance of $1.0 million on a commercially zoned parcel of real estate near Winchester, Virginia.

Residential real estate nonperforming:  Nonperforming residential real estate loans continued to increase during first quarter 2008 as many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.  As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 6.21% at December 31, 2007 to 6.47% at March 31, 2008.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  Refer to the Asset Quality section of the financial review of the 2007 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

FINANCIAL CONDITION

Our total assets were $1,465,110,000 at March 31, 2008, compared to $1,435,536,000 at December 31, 2007, representing a 2.1% increase. Table V below serves to illustrate significant changes in our financial position between December 31, 2007 and March 31, 2008.

Table V - Summary of Significant Changes in Financial Position
Dollars in thousands

	Balance	Increase (Decrease)		Balance
	December 31,			March 31,
	2007	Amount	Percentage	2008
Assets
Securities available for sale	$283,015	1,067	0.4%	$284,082
Loans, net of unearned income	1,061,681	27,140	2.6%	1,088,821

Liabilities
Deposits	$828,687	$8,257	1.0%	$836,944
Short-term borrowings	172,055	(78,105)	-45.4%	93,950
Long-term borrowings
and subordinated debentures	335,327	96,591	28.8%	431,918

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loan growth during the first three months of 2008, occurring principally in the commercial portfolio, was funded primarily by both borrowings from the FHLB and brokered deposits.

Deposits increased approximately $8 million during the first quarter of 2008.  This increase was primarily in brokered deposits.  Total retail deposits remained stable when compared to year end 2007 balances.  We also replaced approximately $100 million of our FHLB overnight borrowings with longer term FHLB borrowings.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our available for sale securities, loans, deposits and borrowings between March 31, 2008 and December 31, 2007.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged  securities, and available lines of credit with the FHLB, the total of which approximated $138 million, or 9.4% of total assets at  March 31, 2008 versus $181 million, or 12.6% of total assets at December 31, 2007.  This decrease in availability is the result of a change in the collateral policy of FHLB.  FHLB increased the “haircuts” applied to certain types of collateral, therefore reducing our available line of credit.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties, other than the FHLB collateral change, that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2008 totaled $91,955,000 compared to $89,420,000 at December 31, 2007.

During first quarter 2008, we issued $10 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

Summit Financial Group, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2008.

	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2008	$38,969	$-	$829
2009	83,911	-	574
2010	76,481	-	169
2011	32,465	-	89
2012	99,409	-	89
Thereafter	81,094	19,589	111
Total	$412,329	$19,589	$1,861

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2008 are presented in the following table.

March 31,
2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$37,583
Construction loans	63,454
Other loans	46,497
Standby letters of credit	12,903
Total	$160,437

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

The following table shows our projected earnings sensitivity as of March 31, 2008 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 200 (1)	3.13%	6.68%
Steepening down 100 (2)	3.02%	8.95%
Up 100 (1)	-1.49%	-2.49%
Up 200 (1)	-2.98%	-6.35%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
100 basis points, while long term rates remain unchanged

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2008, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2008 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries

Part II. Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 9, 2008