Form 10-Q
period 2008-06-30
SUMMIT FINANCIAL GROUP INC
filed 2008-08-11
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.
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

Common Stock, $2.50 par value
7,410,791 shares outstanding as of August 8, 2008

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2008 (unaudited), December 31, 2007, and June 30, 2007 (unaudited)	4

		Consolidated statements of income for the three months and six months ended June 30, 2008 and 2007 (unaudited)	5

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2008 and 2007 (unaudited)	6

		Consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-26

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-38

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

	Item 4.	Controls and Procedures	38

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		39

	Item 1A.	Risk Factors		39

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		39

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 5 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				40

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$21,777	$21,285	$15,198
Interest bearing deposits with other banks	98	77	105
Federal funds sold	798	181	1,717
Securities available for sale	284,401	283,015	246,123
Other Investments	22,831	17,051	13,403
Loans held for sale, net	1,077	1,377	2,337
Loans, net	1,130,483	1,052,489	949,175
Property held for sale	2,537	2,058	850
Premises and equipment, net	21,967	22,130	22,133
Accrued interest receivable	7,614	7,191	6,812
Intangible assets	9,880	10,055	3,121
Other assets	22,515	18,413	19,118
Assets related to discontinued operations	-	214	336
Total assets	$1,525,978	$1,435,536	$1,280,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$68,912	$65,727	$64,373
Interest bearing	788,837	762,960	786,016
Total deposits	857,749	828,687	850,389
Short-term borrowings	147,900	172,055	100,901
Long-term borrowings	400,186	315,738	216,758
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,088	9,241	10,359
Liabilities realted to discontinued operations	-	806	522
Total liabilities	1,434,512	1,346,116	1,198,518

Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2008 - 7,410,791; issued December 2007 - 7,408,941 shares;
issued June 2007 - 7,084,980 shares	24,406	24,391	18,037
Retained earnings	70,161	65,077	65,479
Accumulated other comprehensive income	(3,101)	(48)	(1,606)
Total shareholders' equity	91,466	89,420	81,910

Total liabilities and shareholders' equity	$1,525,978	$1,435,536	$1,280,428

(*) - December 31, 2007 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2008	2007	2008	2007
Interest income
Interest and fees on loans
Taxable	$19,461	$18,958	$39,410	$37,555
Tax-exempt	115	121	235	237
Interest and dividends on securities
Taxable	3,161	2,739	6,358	5,318
Tax-exempt	600	524	1,190	1,068
Interest on interest bearing deposits with other banks	2	6	3	9
Interest on Federal funds sold	1	21	3	24
Total interest income	23,340	22,369	47,199	44,211
Interest expense
Interest on deposits	6,435	8,882	13,559	17,910
Interest on short-term borrowings	571	960	1,490	1,918
Interest on long-term borrowings and subordinated debentures	4,959	3,000	9,837	5,653
Total interest expense	11,965	12,842	24,886	25,481
Net interest income	11,375	9,527	22,313	18,730
Provision for loan losses	1,750	390	2,750	780
Net interest income after provision for loan losses	9,625	9,137	19,563	17,950
Other income
Insurance commissions	1,275	209	2,602	415
Service fees	824	736	1,567	1,353
Unrealized securities (losses)	(1,541)	-	(1,541)	-
Net cash settlement on interest rate swaps	-	(179)	(171)	(363)
Change in fair value of interest rate swap	-	(273)	705	(47)
Gain (loss) on sale of assets	236	(33)	236	(32)
Other	334	236	578	426
Total other income	1,128	696	3,976	1,752
Other expense
Salaries and employee benefits	4,187	3,238	8,581	6,463
Net occupancy expense	443	408	919	826
Equipment expense	533	493	1,068	940
Supplies	241	197	435	370
Professional fees	182	193	300	367
Amortization of intangibles	88	38	176	76
Other	1,475	1,151	2,758	2,326
Total other expense	7,149	5,718	14,237	11,368
Income before income taxes	3,604	4,115	9,302	8,334
Income tax expense	1,010	1,135	2,884	2,421
Income from continuing operations	$2,594	$2,980	$6,418	$5,913
Discontinued Operations
Exit costs	-	43	-	123
Operating income(loss)	-	(227)	-	(598)
Income from discontinued operations before income tax expense(benefit)	-	(184)	-	(475)
Income tax expense(benefit)	-	(66)	-	(163)
Income from discontinued operations	-	(118)	-	(312)
Net Income	$2,594	$2,862	$6,418	$5,601

Basic earnings from continuing operations per common share	$0.35	$0.42	$0.87	$0.83
Basic earnings per common share	$0.35	$0.40	$0.87	$0.79
Diluted earnings from continuing operations per common share	$0.35	$0.42	$0.86	$0.83
Diluted earnings per common share	$0.35	$0.40	$0.86	$0.78
Dividends per common share	$0.18	$0.17	$0.18	$0.17

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Earnings	Income	Equity

Balance, December 31, 2007	$24,391	$65,077	$(48)	$89,420
Six Months Ended June 30, 2008
Comprehensive income:
Net income	-	6,418	-	6,418
Other comprehensive income,
net of deferred tax benefit
of ($1,871):
Net unrealized loss on
securities of ($3,053)	-	-	(3,053)	(3,053)
Total comprehensive income				3,365
Exercise of stock options	9			9
Stock compensation expense	6	-	-	6
Cash dividends declared ($0.18 per share)	-	(1,334)	-	(1,334)

Balance, June 30, 2008	$24,406	$70,161	$(3,101)	$91,466

Balance, December 31, 2006	$18,021	$61,083	$(352)	$78,752
Six Months Ended June 30, 2007
Comprehensive income:
Net income	-	5,601	-	5,601
Other comprehensive income,
net of deferred tax benefit
of ($769):
Net unrealized (loss) on
securities of ($1,254)	-	-	(1,254)	(1,254)
Total comprehensive income				4,347
Exercise of stock options	-	-	-	-
Stock compensation expense	16			16
Cash dividends declared ($0.17 per share)	-	(1,205)	-	(1,205)

Balance, June 30, 2007	$18,037	$65,479	$(1,606)	$81,910

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2008	2007

Cash Flows from Operating Activities
Net income	$6,418	$5,601
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	795	763
Provision for loan losses	2,750	1,030
Stock compensation expense	6	16
Deferred income tax (benefit)	(824)	210
Loans originated for sale	(3,718)	(12,695)
Proceeds from loans sold	4,055	19,348
(Gain) on sales of loans held for sale	(37)	(562)
Writedown of preferred stock	1,541
Change in fair value of derivative instruments	(705)	47
Exit costs related to discontinued operations	-	(123)
Loss (gain) on disposal of other assets	(236)	32
Amortization of securities premiums, net	(220)	(37)
Amortization of goodwill and purchase accounting
adjustments, net	182	81
(Decrease) in accrued interest receivable	(424)	(465)
(Increase) in other assets	(4,710)	(810)
Increase(decrease) in other liabilities	3,078	(947)
Net cash provided by (used in) operating activities	7,951	11,489
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	(21)	166
Proceeds from maturities and calls of securities available for sale	16,663	12,404
Principal payments received on securities available for sale	15,772	14,098
Purchases of securities available for sale	(43,055)	(39,484)
Purchases of other investments	(9,429)	(7,781)
Redemption of Federal Home Loan Bank Stock	6,638	7,141
Net (increase) in Federal funds sold	(617)	(1,200)
Net loans made to customers	(82,035)	(34,832)
Purchases of premises and equipment	(632)	(488)
Proceeds from sales of other assets	1,123	86
Proceeds from early termination of interest rate swap	212	-
Net cash provided by (used in) investing activities	(95,381)	(49,890)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	(5,986)	6,047
Net increase(decrease) in time deposits	35,045	(44,395)
Net increase(decrease) in short-term borrowings	(24,154)	40,473
Proceeds from long-term borrowings	109,894	50,000
Repayment of long-term borrowings	(25,552)	(9,352)
Exercise of stock options	9	-
Dividends paid	(1,334)	(1,205)
Net cash provided by financing activities	87,922	41,568
Increase (decrease) in cash and due from banks	492	3,167
Cash and due from banks:
Beginning	21,285	12,031
Ending	$21,777	$15,198

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,928	$25,414
Income taxes	$3,690	$2,190

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,291	$852

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2007 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2007 and June 30, 2007, as previously presented, have been reclassified to conform to current year classifications.

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
Notes to Consolidated Financial Statements(unaudited)

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
Notes to Consolidated Financial Statements(unaudited)

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$284,401	$-	$284,401	$-
Derivatives	110	-	110	-

Liabilities:
Derivatives	$63	$-	$63	$-

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2008	Level 1	Level 2	Level 3

Loans held for sale	$1,077	$-	$1,077	$-
Impaired loans	9,947	-	-	9,947

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $11,542,000, with a valuation allowance of $1,595,000, resulting in an additional provision for loan losses of $1,060,000 for six months ended June 30, 2008.

Note 4.  Discontinued Operations

As of January 1, 2008 we no longer have activity related to discontinued operations.   The following table lists the assets and liabilities of Summit Mortgage included in the balance sheet as assets and liabilities related to discontinued operations.

	December 31,	June 30,
Dollars in thousands	2007	2007
Assets:
Loans held for sale, net	$-	$-
Loans, net	-	-
Premises and equipment, net	-	-
Property held for sale	-	-
Other assets	214	336
Total assets	$214	$336
Liabilities:
Accrued expenses and other liabilities	$806	$522
Total liabilities	$806	$522

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the three and six months ended June 30, 2007 is presented below.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Statements of Income from Discontinued Operations
	Three Months	Six Months
	Ended	Ended
Dollars in thousands	June 30, 2007	June 30, 2007
Interest income	$22	$134
Interest expense	-	45
Net interest income	22	89
Provision for loan losses	-	250
Net interest income after provision for loan losses	22	(161)

Noninterest income
Mortgage origination revenue	13	816
(Loss) on sale of assets	-	(51)
Total noninterest income	13	765
Noninterest expense
Salaries and employee benefits	100	542
Net occupancy expense	13	9
Equipment expense	1	23
Professional fees	100	197
Postage	-	-
Advertising	-	98
Impairment of long-lived assets	-	-
Exit costs	(43)	(123)
Other	48	334
Total noninterest expense	219	1,080
Income (loss) before income tax expense	(184)	(476)
Income tax expense (benefit)	(66)	(163)
Income (loss) from discontinued operations	$(118)	$(313)

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

Dollars in thousands	Operating Lease Terminations	Vendor Contract Terminations	Severance Payments	Total
Balance, December 31, 2007	$586	$-	$-	$586
Less:
Payments from the accrual	(398)	-	-	(398)
Reversal of over accrual	-	-	-	-
Balance, June 30, 2008	$188	$-	$-	$188

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Note 5.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands , except per share amounts	2008	2007	2008	2007
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$2,594	$2,980	$6,418	$5,914
Income (loss) from discontinued operations	-	(118)	-	(313)
Net Income	$2,594	$2,862	$6,418	$5,601

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,410,217	7,084,980	7,409,579	7,084,980
Effect of dilutive securities:
Stock options	37,953	63,261	39,395	62,804
	37,953	63,261	39,395	62,804
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,448,170	7,148,241	7,448,974	7,147,784

Basic earnings per share from continuing operations	$0.35	$0.42	$0.87	$0.83
Basic earnings per share from discontinued operations	-	(0.02)	-	(0.04)
Basic earnings per share	$0.35	$0.40	$0.87	$0.79

Diluted earnings per share from continuing operations	$0.35	$0.42	$0.86	$0.83
Diluted earnings per share from discontinued operations	-	(0.02)	-	(0.04)
Diluted earnings per share	$0.35	$0.40	$0.86	$0.78

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Note 6.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2008, December 31, 2007, and June 30, 2007 are summarized as follows:

	June 30, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$39,058	$361	$234	$39,185
Mortgage-backed securities	194,136	1,070	6,303	188,903
State and political subdivisions	3,759	20	-	3,779
Corporate debt securities	1,349	14	15	1,348
Other equity securities	986	-	-	986
Total taxable	239,288	1,465	6,552	234,201
Tax-exempt:
State and political subdivisions	45,185	608	520	45,273
Other equity securities	4,927	-	-	4,927
Total tax-exempt	50,112	608	520	50,200
Total	$289,400	$2,073	$7,072	$284,401

	December 31, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$45,871	$420	$77	$46,214
Mortgage-backed securities	180,838	1,294	1,351	180,781
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,348	18	30	1,336
Other equity securities	844	-	-	844
Total taxable	232,660	1,758	1,458	232,960
Tax-exempt:
State and political subdivisions	43,960	880	335	44,505
Other equity securities	6,470	-	920	5,550
Total tax-exempt	50,430	880	1,255	50,055
Total	$283,090	$2,638	$2,713	$283,015

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

	June 30, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$35,662	$1	$408	35,255
Mortgage-backed securities	161,547	191	3,381	158,357
State and political subdivisions	3,759	18	-	3,777
Corporate debt securities	1,677	12	16	1,673
Other equity securities	677	-	-	677
Total taxable	203,322	222	3,805	199,739
Tax-exempt:
State and political subdivisions	40,900	685	256	41,329
Other equity securities	4,473	594	12	5,055
Total tax-exempt	45,373	1,279	268	46,384
Total	$248,695	$1,501	$4,073	$246,123

The maturities, amortized cost and estimated fair values of securities at June 30, 2008, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$55,163	$54,315
Due from one to five years	115,110	113,456
Due from five to ten years	66,100	64,587
Due after ten years	47,114	46,130
Equity securities	5,913	5,913
	$289,400	$284,401

During second quarter 2008, we recognized an other-than-temporary non-cash impairment charge of $1.5 million pre-tax, equivalent to $971,000 after-tax related to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Note 7.  Loans

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007
Commercial	$112,793	$92,599	$81,292
Commercial real estate	422,393	384,478	354,833
Construction and development	210,417	225,270	198,721
Residential real estate	361,009	322,640	283,821
Consumer	30,361	31,956	33,937
Other	6,206	6,641	7,111
Total loans	1,143,179	1,063,584	959,715
Less unearned income	2,347	1,903	1,772
Total loans net of unearned income	1,140,832	1,061,681	957,943
Less allowance for loan losses	10,349	9,192	8,768
Loans, net	$1,130,483	$1,052,489	$949,175

Note 8.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2008 and 2007, and for the year ended December 31, 2007 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
Dollars in thousands	2008	2007	2007
Balance, beginning of period	$9,192	$7,511	$7,511
Losses:
Commercial	95	50	50
Commercial real estate	821	40	154
Construction and development	-	-	80
Real estate - mortgage	606	77	618
Consumer	112	82	216
Other	91	98	160
Total	1,725	347	1,278
Recoveries:
Commercial	2	21	2
Commercial real estate	7	7	14
Construction and development	-	-	20
Real estate - mortgage	22	5	15
Consumer	34	27	57
Other	67	72	104
Total	132	132	212
Net losses	1,593	215	1,066
Provision for loan losses	2,750	1,030	2,055
Reclassification of reserves related to loans previously reflected in discontinued operations	-	442	692

Balance, end of period	$10,349	$8,768	$9,192

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Note 9.  Goodwill and Other Intangible Assets

The following tables present our goodwill at June 30, 2008 and other intangible assets at June 30, 2008, December 31, 2007, and June 30, 2007.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2008	$6,198
Acquired goodwill, net	-

Balance, June 30, 2008	$6,198

	Other Intangible Assets
	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,385	1,310	1,234
Net carrying amount	$882	$957	$1,033

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$-
Less: accumulated amortization	200	100	-
Net carrying amount	$2,800	$2,900	$-

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2008 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2008 through 2011.

Note 10.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2008 and 2007 and December 31, 2007:

	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007
Interest bearing demand deposits	$194,255	$222,825	$230,509
Savings deposits	60,244	40,845	41,910
Retail time deposits	310,596	322,899	289,826
Brokered time deposits	223,742	176,391	223,771
Total	$788,837	$762,960	$786,016

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of June 30, 2008:

Dollars in thousands	Amount	Percent
Three months or less	$69,762	23.9%
Three through six months	38,923	13.3%
Six through twelve months	58,655	20.1%
Over twelve months	124,698	42.7%
Total	$292,038	100.0%

A summary of the scheduled maturities for all time deposits as of June 30, 2008 is as follows:

Dollars in thousands
Six month period ending December 31, 2008	$265,315
Year ending December 31, 2009	166,888
Year ending December 31, 2010	63,180
Year ending December 31, 2011	28,900
Year ending December 31, 2012	6,494
Thereafter	3,561
$534,338

Note 11.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at June 30	$146,821	$708	$371
Average balance outstanding for the period	98,597	5,952	856
Maximum balance outstanding at
any month end during period	146,821	11,458	1,562
Weighted average interest rate for the period	2.87%	1.84%	4.83%
Weighted average interest rate for balances
outstanding at June 30	2.27%	0.46%	4.50%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

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

Long-term borrowings:  Our long-term borrowings of $400,186,000, $315,738,000 and $216,758,000 at June 30, 2008, December 31, 2007, and June 30, 2007 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in the June 2008 total is also $10 million of subordinated debt issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and it is not prepayable by us within the first two and one half years.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2008 was 4.61% compared to 5.51% for the first six months of 2007.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at June 30, 2008, December 31, 2007, and June 30, 2007.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2008	$28,825
2009	83,911
2010	76,481
2011	32,466
2012	99,409
Thereafter	98,683
$419,775

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
Notes to Consolidated Financial Statements(unaudited)

recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.

The Officer Stock Option Plan, which provides for the granting of stock options for up to 960,000 shares of common stock to our key officers, was adopted in 1998 and expired in 2008.  Each option granted under the plan vests according to a schedule designated at the grant date and shall have a term of no more than 10 years following the vesting date.  Also, the option price per share shall not be less than the fair market value of our common stock on the date of grant.

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first six months of 2008 or 2007.

During the first six months of 2008, we recognized $6,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $2,000, compared to $16,000 compensation expense for the first six months of 2007 with a deferred tax asset of $6,000.  At June 30, 2008, we had approximately $6,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the remainder of this year.

A summary of activity in our Officer Stock Option Plan during the first six months of 2008 and 2007 is as follows:

For the Six Months Ended
	June 30, 2008		June 30, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	337,580	$18.28	349,080	$17.83
Granted	-	-	-	-
Exercised	(1,850)	4.81	-	-
Forfeited	-	-	-	-
Outstanding, June 30	335,730	$18.36	349,080	$17.83

Other information regarding options outstanding and exercisable at June 30, 2008 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	69,750	$5.37	4.56	$497	69,750	$5.37	$497
6.01 - 10.00	31,680	9.49	7.51	95	31,680	9.49	95
10.01 - 17.50	3,500	17.43	5.67	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	8.50	-	41,400	17.79	-
20.01 - 25.93	178,500	25.19	7.07	-	178,500	25.19	-

	335,730	18.36		$592	324,830	18.37	$592

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$41,271
Construction loans	89,279
Other loans	52,263
Standby letters of credit	11,529
Total	$194,342

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
Notes to Consolidated Financial Statements(unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2008, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital (to risk weighted assets)
Summit	$125,047	10.7%	$93,307	8.0%	$116,634	10.0%
Summit Community	118,402	10.2%	92,619	8.0%	115,773	10.0%
Tier I Capital (to risk weighted assets)
Summit	$104,699	9.0%	46,654	4.0%	69,980	6.0%
Summit Community	108,054	9.3%	46,309	4.0%	69,464	6.0%
Tier I Capital (to average assets)
Summit	$104,699	7.1%	44,229	3.0%	73,716	5.0%
Summit Community	108,054	7.4%	43,692	3.0%	72,819	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)
Summit	$108,167	10.0%	86,162	8.0%	107,703	10.0%
Summit Community	109,697	10.3%	85,488	8.0%	106,860	10.0%
Tier I Capital (to risk weighted assets)
Summit	98,975	9.2%	43,081	4.0%	64,622	6.0%
Summit Community	100,505	9.4%	42,744	4.0%	64,116	6.0%
Tier I Capital (to average assets)
Summit	98,975	7.3%	40,897	3.0%	68,161	5.0%
Summit Community	100,505	7.4%	40,520	3.0%	67,533	5.0%

Note 15.  Pending Acquisition

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

Also, as announced on June 10, 2008, we entered into a new agreement to acquire Greater Atlantic. The merger is expected to be completed in the fourth quarter of 2008, subject to regulatory and shareholder approvals.  Following the transaction, Summit intends to merge Greater Atlantic Bank into Summit Community Bank.

Under the terms of the Agreement, each holder of a share of Greater Atlantic common stock is entitled to receive, subject to the limitations and adjustments set forth in the Agreement, the number of shares of Summit common stock equal to $4.00 divided by the average closing price of Summit’s common stock as reported on the NASDAQ Capital Market for the twenty (20) trading days before the closing of the merger.  In no event will each share of Greater Atlantic common stock be exchanged for more than 0.328625 of a share of Summit common stock.  If, at closing, Greater Atlantic’s shareholders’ equity, adjusted to exclude accumulated other comprehensive income or loss and the effect of removing the benefit of net operating loss carryforwards from the net deferred tax assets, is less than $4,214,000 (which equals Greater Atlantic’s shareholders’ equity at March 31, 2008), then the aggregate value of the merger consideration will be reduced one dollar for each dollar that Greater Atlantic’s adjusted shareholders’ equity is

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements(unaudited)

less than $4,214,000.  For purposes of determining Greater Atlantic’s adjusted shareholders’ equity at closing, Greater Atlantic’s shareholders’ equity at closing shall be increased by the actual monthly operating losses, up to $250,000 per month, incurred by Greater Atlantic after March 31, 2008 and before September 1, 2008, the fees accrued or paid to Greater Atlantic’s financial advisor, and the fees accrued or paid to Greater Atlantic’s legal counsel up to $150,000.

The acquisition is also conditioned upon the following at close of the transaction:  (a) Greater Atlantic and GAB having minimum regulatory capital ratios of:  Tier 1 (core) capital equal to 4.0%, Tier 1 risk-based capital equal to 4.0% and total risk-based capital equal to 8.0%; (b) GAB’s ratio of the sum of non-performing loans, other real estate owned and net loans charged off after March 31, 2008, to total consolidated assets not exceeding 2.78%; and (c) Greater Atlantic’s allowance for loan losses being adequate in accordance with generally accepted accounting principles and applicable regulatory guidance, as determined by Summit with the concurrence of Greater Atlantic’s independent auditors.

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

Growth in our interest earning assets coupled with the lower interest rate environment beneficially impacting our cost of funds resulted in an increase of 18.24%, or $3,550,000 in our net interest earnings on a tax equivalent basis for the first six months in 2008 compared to the same period of 2007.

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

Our most significant accounting policies are presented in Note 2 to the consolidated financial statements of our 2007 Annual Report on Form 10-K.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 2 to the consolidated financial statements of our 2007 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2007 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the six months ended June 30, 2008 grew 8.54% to $6,418,000, or $0.86 per diluted share as compared to $5,913,000, or $0.83 per diluted share for the six months ended June 30, 2007.  For the quarter ended June 30, 2008, income from continuing operations decreased 12.95% to $2,594,000, or $0.35 per diluted share as compared to $2,980,000, or $0.42 per diluted share for the same period of 2007.  Included in earnings for the current period was an other-than-temporary non-cash impairment charge of $1.5 million pre-tax, equivalent to $971,000 after-tax, or $0.13 per diluted share.  This impairment charge relates to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.  Consolidated net income for the three months and six months ended June 30, 2007, which includes the results of discontinued operations, was $2,862,000 and $5,601,000, respectively.  As of January 31, 2008, we no longer have any material operations related to discontinued operations.  Consolidated returns on average equity and assets for the first six months of 2008 were 13.80% and 0.88%, respectively, compared with 13.45% and 0.89% for the same period of 2007.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $23,018,000 for the six month period ended June 30, 2008 compared to $19,468,000 for the same period of 2007, representing an increase of $3,550,000 or 18.24%.  This increase resulted from growth in interest earning assets, primarily loans, and also am 80 basis points decrease in the cost of interest bearing liabilities.  Average interest earning assets grew 16.46% from $1,201,516,000 during the first six months of 2007 to $1,399,342,000 for the first six months of 2008.  Average interest bearing liabilities grew 17.49% from $1,098,677,000 at June 30, 2007 to $1,290,887,000 at June 30, 2009, at an average yield for the first six months of 2008 of 3.88% compared to 4.68% for the same period of 2007.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our consolidated net interest margin increased to 3.31% for the six month period ended June 30, 2008, compared to 3.27% for the same period in 2007.  On a quarterly basis, our net interest margin increased to 3.33% at June 30, 2008, from 3.28% for the quarter ended June 30, 2007.  While our margin continues to be pressured by an extremely competitive environment, both for loans and deposits, rate reductions by the Federal Reserve have served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2008 compared to June 30, 2007, the yields on earning assets decreased 66 basis points, while the cost of our interest bearing funds decreased by 80 basis points.

Assuming no significant change in market interest rates, we anticipate modest growth in our net interest income to continue over the near term due to modest growth in the volume of interest earning assets coupled with an expected relatively stable net interest margin over the same period.  If market interest rates significantly rise over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities could narrow such that its impact could not be offset by growth in earning assets.  Conversely, if market interest rates were to decline over the next 12 to 18 months, the spread between interest earning assets and interest bearing liabilities would be expected to widen, thus increasing net interest income.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$1,088,544	$39,410	7.28%	$934,513	$37,645	8.12%
Tax-exempt (1)	8,790	356	8.15%	9,147	358	7.89%
Securities
Taxable	250,414	6,358	5.11%	209,965	5,316	5.11%
Tax-exempt (1)	51,153	1,774	6.97%	46,433	1,597	6.94%
Federal funds sold and interest
bearing deposits with other banks	441	6	2.74%	1,458	33	4.56%
Total interest earning assets	1,399,342	47,904	6.88%	1,201,516	44,949	7.54%

Noninterest earning assets
Cash & due from banks	16,691			13,821
Premises and equipment	22,062			22,260
Other assets	36,426			27,452
Allowance for loan losses	(9,785)			(8,376)
Total assets	$1,464,736			$1,256,673

Interest bearing liabilities
Interest bearing demand deposits	$203,707	$1,548	1.53%	$225,705	$4,150	3.71%
Savings deposits	51,549	407	1.59%	44,820	398	1.79%
Time deposits	511,873	11,604	4.56%	546,634	13,362	4.93%
Short-term borrowings	105,405	1,490	2.84%	71,930	1,918	5.38%
Long-term borrowings
and capital trust securities	418,353	9,837	4.73%	209,588	5,653	5.44%
Total interest bearing liabilities	1,290,887	24,886	3.88%	1,098,677	25,481	4.68%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	72,203			62,986
Other liabilities	8,629			11,722
Shareholders' equity	93,017			83,288
Total liabilities and
shareholders' equity	$1,464,736			$1,256,673
Net interest earnings		$23,018			$19,468
Net yield on interest earning assets			3.31%			3.27%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $705,000 and $738,000 for the periods ended
June 30, 2008 and June 30 2007, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2008 versus June 30, 2007
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,877	$(4,112)	$1,765
Tax-exempt	(14)	12	(2)
Securities
Taxable	1,042	-	1,042
Tax-exempt	168	9	177
Federal funds sold and interest
bearing deposits with other banks	(17)	(10)	(27)
Total interest earned on
interest earning assets	7,056	(4,101)	2,955

Interest paid on:
Interest bearing demand
deposits	(370)	(2,232)	(2,602)
Savings deposits	57	(48)	9
Time deposits	(806)	(952)	(1,758)
Short-term borrowings	686	(1,114)	(428)
Long-term borrowings and capital
trust securities	5,005	(821)	4,184
Total interest paid on
interest bearing liabilities	4,572	(5,167)	(595)

Net interest income	$2,484	$1,066	$3,550

Noninterest Income

Total noninterest income from continuing operations increased to $3,976,000 for the six months ended June 30, 2008, compared to $1,752,000 for the same period of 2007.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2008	2007	2008	2007
Insurance commissions	$1,275	$209	$2,602	$415
Service fees	824	736	1,567	1,353
Net cash settlement on derivative instruments	-	(179)	(171)	(363)
Change in fair value of derivative instruments	-	(273)	705	(47)
Unrealized securities(losses)	(1,541)	-	(1,541)	-
Gain(Loss) on sale of assets	236	(33)	236	(32)
Other	334	236	578	426
Total	$1,128	$696	$3,976	$1,752

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Insurance commissions:  Both 2008 periods include commissions derived from the Kelly Agencies, which were acquired in third quarter 2007.

Change in fair value of derivative instruments:  The $705,000 change reflected in the six months ended June 30, 2008 period includes the gain realized upon termination of these interest rate swaps that did not qualify for hedge accounting.

Unrealized securities losses:  During second quarter 2008, we recorded a non-cash other-than temporary impairment charge of $1,541,000 related to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.

Gain on sale of assets:  During 2008, we recognized $236,000 as gains on the sale of two foreclosed properties.

Noninterest Expense

Total noninterest expense for continuing operations increased approximately 25% for both the six months and three months ended June 30, 2008 as compared to the same periods in 2007.  Salaries and employee benefits expense represented the largest category of expense growth.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2008	$	%	2007	2008	$	%	2007
Salaries and employee benefits	$4,187	$949	29.3%	$3,238	$8,581	$2,118	32.8%	$6,463
Net occupancy expense	443	35	8.6%	408	919	93	11.3%	826
Equipment expense	533	40	8.1%	493	1,068	128	13.6%	940
Supplies	241	44	22.3%	197	435	65	17.6%	370
Professional fees	182	(11)	-5.7%	193	300	(67)	-18.3%	367
Amortization of intangibles	88	50	131.6%	38	176	100	131.6%	76
Other	1,475	324	28.1%	1,151	2,758	432	18.6%	2,326
Total	$7,149	$1,431	25.0%	$5,718	$14,237	$2,869	25.2%	$11,368

Salaries and employee benefits:  The growth in salaries and employee benefits was primarily due to the additional staff of the Kelly Agencies, which were acquired in third quarter 2007 and also general merit raises.

Amortization of intangibles:  Amortization of intangible assets increased 131.6% during 2008 compared to 2007 due to the amortization of the identifiable customer intangible related to the acquisition in 2007 of the Kelly Agencies.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded a $2,750,000 provision for loan losses for the first six months of 2008, compared to $780,000 for the same period in 2007.  Net loan charge offs for the first six months of 2008 were $1,593,000, as compared to $215,000 over the same period of 2007.  At June 30, 2008, the allowance for loan losses totaled $10,349,000 or 0.91% of loans, net of unearned income, compared to $9,192,000 or 0.86% of loans, net of unearned income at December 31, 2007.

As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.

Table IV - Summary of Past Due Loans and Non-Performing Assets
Dollars in thousands
	June 30,		December 31,
	2008	2007	2007
Accruing loans past due 90 days or more	$5,832	$5,631	$7,416
Nonperforming assets:
Nonaccrual loans	9,783	1,676	2,917
Foreclosed properties	2,537	850	2,058
Repossessed assets	8	1	-
Total	$18,160	$8,158	$12,391
Total nonperforming loans as a
percentage of total loans	1.37%	0.76%	0.97%
Total nonperforming assets as a
percentage of total assets	1.19%	0.64%	0.86%

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

The following table shows our nonperforming loans by category as of June 30, 2008 and 2007 and December 31, 2007.

Nonperforming Loans by Type
	June 30,		December 31,
Dollars in thousands	2008	2007	2007

Commercial	$81	$124	$716
Commercial real estate	3,184	84	4,346
Construction and development	6,460	4,177	2,016
Residential real estate	5,521	2,683	3,012
Consumer	368	239	243
Total nonperforming loans	$15,614	$7,307	$10,333

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Commercial real estate nonperforming:  Three properties comprise 89% of the balance of nonperforming commercial real estate loans at June 30, 2008.  One credit with a balance of $1.9 million is secured by a commercial office building located in Charleston, West Virginia, and a relationship totaling approximately $1.0 million is secured by an apartment unit and a restaurant in Front Royal, Virginia.

Construction and land development nonperforming:  Approximately 90% of the land development and construction nonperforming loans are comprised of four credits related to residential development projects.  One loan had a balance of $1.8 million for construction of a residential subdivision in Jefferson County, West Virginia; one relationship totaled approximately $1.5 million for the acquisition of residential property and the construction of two spec-homes; one loan had a balance of $1.6 million for the infrastructure of residential building lots in Front Royal, Virginia; and one loan had a balance of $1.0 million on a commercially zoned parcel of real estate near Winchester, Virginia.

In addition, we currently have a land development credit related to a residential subdivision in Berkeley County, West Virginia, totaling approximately $9.5 million on our internal watch list, which may become nonperforming and may require restructuring.  Any potential loss associated with such restructuring can not be estimated at this time.

Residential real estate nonperforming:  Nonperforming residential real estate loans continued to increase during the first half of 2008 as many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.  Also included in the June 30, 2008 are three loans totaling approximately $1.3 million to residential builders that have completed homes to be sold.

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.  As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 6.21% at December 31, 2007 to 8.33% at June 30, 2008.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  Refer to the Asset Quality section of the financial review of the 2007 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

FINANCIAL CONDITION

Our total assets were $1,525,978,000 at June 30, 2008, compared to $1,435,536,000 at December 31, 2007, representing a 6.3% increase.  Table V below serves to illustrate significant changes in our financial position between December 31, 2007 and June 30, 2008.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position
Dollars in thousands
	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2007	Amount	Percentage	2008
Assets
Securities available for sale	$283,015	1,386	0.5%	$284,401
Loans, net of unearned interest	1,061,681	79,151	7.5%	1,140,832

Liabilities
Deposits	$828,687	$29,062	3.5%	$857,749
Short-term borrowings	172,055	(24,155)	-14.0%	147,900
Long-term borrowings
and subordinated debentures	335,327	84,448	25.2%	419,775

Loan growth during the first six months of 2008, occurring principally in the commercial real estate and residential real estate portfolios, was funded primarily by both borrowings from the FHLB and brokered deposits.

Deposits increased approximately $29 million during the first half of 2008.  Retail deposits decreased approximately $18.3 million while brokered deposits increased approximately $47.4 million since December 31, 2007.

Long term borrowings and subordinated debentures increased primarily due to our replacement of a portion of our FHLB overnight borrowings with longer term FHLB advances and also the issuance of $10 million in subordinated debt.

Refer to Notes 6, 7, 8, 10, and 11 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2008 and December 31, 2007.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged  securities, and available lines of credit with the FHLB, the total of which approximated $103 million, or 6.7% of total assets at  June 30, 2008 versus $181 million, or 12.6% of total assets at December 31, 2007.  This decrease in availability is primarily the result of a change in the collateral policy of FHLB.  FHLB increase the “haircuts” applied to certain types of collateral, therefore reducing our available line of credit.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2008 totaled $91,466,000 compared to $89,420,000 at December 31, 2007.

During first quarter 2008, we issued $10 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.

During second quarter 2008, our Board of Directors declared and paid the first half 2008 cash dividend of $0.18 per share compared to $0.17 paid for the first half of 2007.  The first half 2008 dividend totaled $1,334,000, representing a 10.7% increase over the $1,205,000 paid during the first half 2007.

Refer to Note 14 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2008.

	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2008	$28,825	$-	$549
2009	83,911	-	574
2010	76,481	-	169
2011	32,466	-	89
2012	99,409	-	89
Thereafter	98,683	19,589	111
Total	$419,775	$19,589	$1,581

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2008 are presented in the following table.

June 30,
Dollars in thousands	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$41,271
Construction loans	89,279
Other loans	52,263
Standby letters of credit	11,529
Total	$194,342

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

The following table shows our projected earnings sensitivity as of June 30, 2008 which is well within our ALCO policy limit of a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	0 - 24 Months
Down 100 (1)	1.38%	3.09%
Down 100, steepening yield curve (2)	2.17%	6.38%
Up 100 (1)	-1.72%	-4.27%
Up 200 (1)	-2.83%	-6.19%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
100 basis points, while long term rates remain unchanged

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2008, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2008 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2008, we held our Annual Meeting of Shareholders, and the shareholders took the following actions:

1.	Elected as directors the following individuals to three year terms:

       For                                  Withheld
Frank A. Baer, III                     5,384,626                                84,530
Patrick N. Frye                         5,375,726                                93,430
Duke A. McDaniel                  5,378,893                                90,263
Ronald F. Miller                       5,375,726                                93,430
George R. Ours, Jr.                  5,377,566                                91,590

The following directors’ terms of office continued after the 2008 annual shareholders’ meeting:  Oscar M. Bean, Dewey F. Bensenhaver, James M. Cookman, John W. Crites, James P. Geary, II, Thomas J. Hawse, III, Phoebe F. Heishman, Gary L. Hinkle, Gerald W. Huffman, H. Charles Maddy, III, and Charles S. Piccirillo.

2.	Ratified Arnett & Foster, PLLC, to serve as our independent registered public accounting firm for the year ending December 31, 2008.

     For                                Against                                           Abstentions
5,666,601                              15,716                                                30,142

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

Date: August 8, 2008