Form 10-Q
period 2008-09-30
SUMMIT FINANCIAL GROUP INC
filed 2008-11-10
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                                [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.
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

Common Stock, $2.50 par value
7,410,791 shares outstanding as of November 4, 2008

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets September 30, 2008 (unaudited), December 31, 2007, and September 30, 2007 (unaudited)	4

	Consolidated statements of income for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	5

	Consolidated statements of shareholders’ equity for the nine months ended September 30, 2008 and 2007 (unaudited)	6

	Consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7-8

	Notes to consolidated financial statements (unaudited)	9-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		39

	Item 1A.	Risk Factors		39

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 5 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				40

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$24,077	$21,285	$13,435
Interest bearing deposits with other banks	321	77	179
Federal funds sold	56	181	2,499
Securities available for sale	305,962	283,015	263,836
Other investments	21,686	17,051	15,453
Loans held for sale, net	378	1,377	1,596
Loans, net	1,145,606	1,052,489	986,437
Property held for sale	2,232	2,058	810
Premises and equipment, net	22,294	22,130	22,004
Accrued interest receivable	7,082	7,191	7,239
Intangible assets	9,792	10,055	10,143
Other assets	27,839	18,413	16,794
Assets related to discontinued operations	-	214	254
Total assets	$1,567,325	$1,435,536	$1,340,679

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$70,353	$65,727	$65,230
Interest bearing	874,871	762,960	763,369
Total deposits	945,224	828,687	828,599
Short-term borrowings	98,316	172,055	124,699
Long-term borrowings	414,427	315,738	263,679
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,259	9,241	10,218
Liabilities realted to discontinued operations	-	806	420
Total liabilities	1,486,815	1,346,116	1,247,204

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares	-	-	-
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2008 - 7,410,791; issued December 2007 - 7,408,941 shares;
issued September 2007 - 7,402,666 shares	24,409	24,391	24,376
Retained earnings	62,487	65,077	69,104
Accumulated other comprehensive income (loss)	(6,386)	(48)	(5)
Total shareholders' equity	80,510	89,420	93,475

Total liabilities and shareholders' equity	$1,567,325	$1,435,536	$1,340,679

(*) - December 31, 2007 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2008	2007	2008	2007
Interest income
Interest and fees on loans
Taxable	$18,413	$19,794	$57,824	$57,349
Tax-exempt	114	127	349	363
Interest and dividends on securities
Taxable	3,563	2,898	9,920	8,216
Tax-exempt	545	548	1,735	1,616
Interest on interest bearing deposits with other banks	1	3	4	12
Interest on Federal funds sold	1	6	4	31
Total interest income	22,637	23,376	69,836	67,587
Interest expense
Interest on deposits	6,704	8,627	20,263	26,537
Interest on short-term borrowings	671	1,180	2,161	3,098
Interest on long-term borrowings and subordinated debentures	4,878	3,573	14,715	9,226
Total interest expense	12,253	13,380	37,139	38,861
Net interest income	10,384	9,996	32,697	28,726
Provision for loan losses	12,000	525	14,750	1,305
Net interest income after provision for loan losses	(1,616)	9,471	17,947	27,421
Other income
Insurance commissions	1,337	1,303	3,939	1,719
Service fees	828	788	2,395	2,141
Realized securities (losses)	(6)	-	(6)	-
Other-than-temporary impairment of securities	(4,495)	-	(6,036)	-
Net cash settlement on interest rate swaps	-	(181)	(171)	(544)
Change in fair value of interest rate swap	-	742	705	695
Gain (loss) on sale of assets	(99)	1	137	(31)
Other	260	253	838	679
Total other income	(2,175)	2,906	1,801	4,659
Other expense
Salaries and employee benefits	4,113	4,054	12,695	10,518
Net occupancy expense	489	466	1,407	1,292
Equipment expense	538	496	1,606	1,436
Supplies	236	283	671	652
Professional fees	173	176	473	543
Amortization of intangibles	88	87	263	163
Other	1,648	1,258	4,407	3,584
Total other expense	7,285	6,820	21,522	18,188
Income (loss) before income taxes	(11,076)	5,557	(1,774)	13,892
Income tax expense (benefit)	(3,402)	1,802	(518)	4,223
Income (loss) from continuing operations	(7,674)	3,755	(1,256)	9,669
Discontinued Operations
Exit costs	-	-	-	123
Operating income (loss)	-	(200)	-	(798)
Income from discontinued operations before income tax expense (benefit)	-	(200)	-	(675)
Income tax expense (benefit)	-	(69)	-	(231)
Loss from discontinued operations	-	(131)	-	(444)
Net Income (loss)	$(7,674)	$3,624	$(1,256)	$9,225

Basic earnings from continuing operations per common share	$(1.04)	$0.51	$(0.17)	$1.34
Basic earnings per common share	$(1.04)	$0.49	$(0.17)	$1.28
Diluted earnings from continuing operations per common share	$(1.03)	$0.50	$(0.17)	$1.33
Diluted earnings per common share	$(1.03)	$0.49	$(0.17)	$1.27
Dividends per common share	$-	$-	$0.18	$0.17

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Earnings	Income	Equity

Balance, December 31, 2007	$24,391	$65,077	$(48)	$89,420
Nine Months Ended September 30, 2008
Comprehensive income:
Net income (loss)	-	(1,256)	-	(1,256)
Other comprehensive income,
net of deferred tax benefit
of ($3,885):
Net unrealized loss on
securities of ($6,332), net of	-	-
reclassification adjustment for gains
included in net income of ($6)			(6,338)	(6,338)
Total comprehensive income				(7,594)
Exercise of stock options	9			9
Stock compensation expense	9	-	-	9
Cash dividends declared ($0.18 per share)	-	(1,334)	-	(1,334)

Balance, September 30, 2008	$24,409	$62,487	$(6,386)	$80,510

Balance, December 31, 2006	$18,021	$61,083	$(352)	$78,752
Nine Months Ended September 30, 2007
Comprehensive income:
Net income	-	9,225	-	9,225
Other comprehensive income,
net of deferred tax benefit
of $213:
Net unrealized gain on
securities of $560:	-	-	347	347
Total comprehensive income				9,572
Issuance of 317,686 shares at $19.93 per share	6,331			6,331
Exercise of stock options	-	-	-	-
Stock compensation expense	24			24
Cash dividends declared ($0.17 per share)	-	(1,204)	-	(1,204)

Balance, September 30, 2007	$24,376	$69,104	$(5)	$93,475

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(1,256)	$9,225
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,196	1,141
Provision for loan losses	14,750	1,555
Stock compensation expense	9	24
Deferred income tax (benefit)	(3,541)	244
Loans originated for sale	(4,902)	(16,698)
Proceeds from loans sold	5,957	24,162
(Gain) on sales of loans held for sale	(56)	(631)
Securities losses	6	-
Writedown of preferred stock	6,036
Change in fair value of derivative instruments	(705)	(540)
Exit costs related to discontinued operations	-	(123)
Loss (gain) on disposal of premises, equipment and other assets	(137)	31
Amortization of securities premiums, net	(307)	(113)
Amortization of goodwill and purchase accounting
adjustments, net	272	171
Increase(Decrease) in accrued interest receivable	109	(891)
(Increase) in other assets	(5,312)	(472)
Increase(decrease) in other liabilities	3,247	(607)
Net cash provided by (used in) operating activities	15,366	16,478
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	(243)	92
Proceeds from maturities and calls of securities available for sale	18,776	13,596
Proceeds from sales of securities available for sale	1,141	-
Principal payments received on securities available for sale	23,426	21,868
Purchases of securities available for sale	(85,237)	(63,518)
Purchases of other investments	(11,953)	(11,719)
Redemption of Federal Home Loan Bank Stock	10,309	9,030
Net (increase) decrease in Federal funds sold	125	(1,982)
Net loans made to customers	(109,840)	(72,659)
Purchases of premises and equipment	(1,394)	(672)
Proceeds from sales of other assets	2,048	168
Proceeds from early termination of interest rate swap	212	-
Net cash acquired in acquisitions	-	233
Net cash provided by (used in) investing activities	(152,630)	(105,563)
Cash Flows from Financing Activities
Net increase(decrease) in demand deposit, NOW and
savings accounts	(17,982)	4,573
Net increase(decrease) in time deposits	134,516	(64,720)
Net increase(decrease) in short-term borrowings	(73,738)	64,270
Proceeds from long-term borrowings	131,281	110,000
Repayment of long-term borrowings	(32,697)	(22,430)
Exercise of stock options	9	-
Dividends paid	(1,334)	(1,204)
Net cash provided by financing activities	140,055	90,489
Increase (decrease) in cash and due from banks	2,791	1,404
Cash and due from banks:
Beginning	21,286	12,031
Ending	$24,077	$13,435

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$37,170	$37,984
Income taxes	$3,690	$3,472

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,972	$891

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2007 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2007 and September 30, 2007, as previously presented, have been reclassified to conform to current year classifications.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.  This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately and includes prior period financial statements that have not yet been issued and therefore is effective as of September 30, 2008.  The adoption of this FSP did not have a material impact on our financial statements or our fair value determinations.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$305,962	$-	$305,962	$-
Derivatives	29	-	29	-

Liabilities:
Derivatives	$34	$-	$34	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2008	Level 1	Level 2	Level 3

Loans held for sale	$378	$-	$378	$-
Impaired loans	46,197	-	-	46,197

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $57,194,000, with a valuation allowance of $10,997,000, resulting in an additional provision for loan losses of $10,807,000 for nine months ended September 30, 2008.

Note 4.  Discontinued Operations

As of January 1, 2008 we no longer have activity related to discontinued operations.   The following table lists the assets and liabilities of Summit Mortgage included in the balance sheet as assets and liabilities related to discontinued operations.

	December 31,	September 30,
Dollars in thousands	2007	2007
Assets:
Loans held for sale, net	$-	$-
Loans, net	-	-
Premises and equipment, net	-	-
Property held for sale	-	-
Other assets	214	254
Total assets	$214	$254
Liabilities:
Accrued expenses and other liabilities	$806	$420
Total liabilities	$806	$420

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the three and nine months ended September 30, 2007 is presented below.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Statements of Income from Discontinued Operations
	Three Months	Nine Months
	Ended	Ended
Dollars in thousands	September 30, 2007	September 30, 2007
Interest income	$(3)	$131
Interest expense	-	45
Net interest income	(3)	86
Provision for loan losses	-	250
Net interest income after provision for loan losses	(3)	(164)

Noninterest income
Mortgage origination revenue	(4)	812
(Loss) on sale of assets	-	(51)
Total noninterest income	(4)	761
Noninterest expense
Salaries and employee benefits	-	542
Net occupancy expense	(12)	(3)
Equipment expense	5	28
Professional fees	179	376
Postage	-	-
Advertising	-	98
Impairment of long-lived assets	-	-
Exit costs	-	(123)
Other	21	354
Total noninterest expense	193	1,272
Income (loss) before income tax expense	(200)	(675)
Income tax expense (benefit)	(69)	(231)
Income (loss) from discontinued operations	$(131)	$(444)

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

Dollars in thousands	Operating Lease Terminations	Vendor Contract Terminations	Severance Payments	Total
Balance, December 31, 2007	$586	$-	$-	$586
Less:
Payments from the accrual	(586)	-	-	(586)
Reversal of over accrual	-	-	-	-
Balance, September 30, 2008	$-	$-	$-	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands , except per share amounts	2008	2007	2008	2007
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$(7,674)	$3,755	$(1,256)	$9,669
Income (loss) from discontinued operations	-	(131)	-	(444)
Net Income	$(7,674)	$3,624	$(1,256)	$9,225

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,410,791	7,399,213	7,409,986	7,190,875
Effect of dilutive securities:
Stock options	34,451	59,302	37,327	61,903
	34,451	59,302	37,327	61,903
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,445,242	7,458,515	7,447,313	7,252,778

Basic earnings per share from continuing operations	$(1.04)	$0.51	$(0.17)	$1.34
Basic earnings per share from discontinued operations	-	(0.02)	-	(0.06)
Basic earnings per share	$(1.04)	$0.49	$(0.17)	$1.28

Diluted earnings per share from continuing operations	$(1.03)	$0.51	$(0.17)	$1.34
Diluted earnings per share from discontinued operations	-	(0.02)	-	(0.06)
Diluted earnings per share	$(1.03)	$0.49	$(0.17)	$1.27

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2008, December 31, 2007, and September 30, 2007 are summarized as follows:

	September 30, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$40,979	$130	$858	$40,251
Mortgage-backed securities:
Issued by government-sponsored agencies	147,992	1,510	708	148,794
Issued by nongovernment-sponsored agencies	75,022	91	8,508	66,605
State and political subdivisions	3,759	20	-	3,779
Corporate debt securities	349	5	-	354
Other equity securities	986	-	-	986
Total taxable	269,087	1,756	10,074	260,769
Tax-exempt:
State and political subdivisions	46,740	327	2,306	44,761
Fannie Mae and Freddie Mac preferred stock	432	-	-	432
Total tax-exempt	47,172	327	2,306	45,193
Total	$316,259	$2,083	$12,380	$305,962

	December 31, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$45,871	$420	$77	$46,214
Mortgage-backed securities:
Issued by government-sponsored agencies	117,039	1,073	668	117,444
Issued by nongovernment-sponsored agencies	63,799	221	683	63,337
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,348	18	30	1,336
Other equity securities	844	-	-	844
Total taxable	232,660	1,758	1,458	232,960
Tax-exempt:
State and political subdivisions	43,960	880	335	44,505
Fannie Mae and Freddie Mac preferred stock	6,470	-	920	5,550
Total tax-exempt	50,430	880	1,255	50,055
Total	$283,090	$2,638	$2,713	$283,015

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$38,414	$86	$150	38,350
Mortgage-backed securities:
Issued by government-sponsored agencies	106,606	520	1,183	105,943
Issued by nongovernment-sponsored agencies	63,401	246	736	62,911
State and political subdivisions	3,759	16	-	3,775
Corporate debt securities	1,675	15	14	1,676
Other equity securities	844	-	-	844
Total taxable	214,699	883	2,083	213,499
Tax-exempt:
State and political subdivisions	44,669	818	122	45,365
Fannie Mae and Freddie Mac preferred stock	4,472	525	25	4,972
Total tax-exempt	49,141	1,343	147	50,337
Total	$263,840	$2,226	$2,230	$263,836

The maturities, amortized cost and estimated fair values of securities at September 30, 2008, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$57,353	$56,227
Due from one to five years	123,028	120,575
Due from five to ten years	76,253	73,193
Due after ten years	58,206	54,548
Equity securities	1,419	1,419
	$316,259	$305,962

During third quarter 2008, we recognized an other-than-temporary non-cash impairment charge of $4.5 million related to our investments in preferred stock issuances of Fannie Mae and Freddie Mac which we continue to own.  Our total impairment charge on these securities was $6.0 million for the nine months ended September 30, 2008.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 7.  Loans

Loans are summarized as follows:

	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007
Commercial	$115,106	$92,599	$87,018
Commercial real estate	423,982	384,478	352,396
Construction and development	225,582	225,270	212,570
Residential real estate	366,989	322,640	305,016
Consumer	31,433	31,956	33,254
Other	6,240	6,641	6,794
Total loans	1,169,332	1,063,584	997,048
Less unearned income	2,293	1,903	1,884
Total loans net of unearned income	1,167,039	1,061,681	995,164
Less allowance for loan losses	21,433	9,192	8,727
Loans, net	$1,145,606	$1,052,489	$986,437

Note 8.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended September 30, 2008 and 2007, and for the year ended December 31, 2007 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
Dollars in thousands	2008	2007	2007
Balance, beginning of period	$9,192	$7,511	$7,511
Losses:
Commercial	145	50	50
Commercial real estate	869	59	154
Construction and development	-	-	80
Residential real estate	1,260	569	618
Consumer	277	133	216
Other	142	135	160
Total	2,693	946	1,278
Recoveries:
Commercial	2	2	2
Commercial real estate	13	10	14
Construction and development	-	20	20
Residential real estate	29	7	15
Consumer	42	36	57
Other	98	90	104
Total	184	165	212
Net losses	2,509	781	1,066
Provision for loan losses	14,750	1,555	2,055
Reclassification of reserves related to loans previously reflected in discontinued operations	-	442	692

Balance, end of period	$21,433	$8,727	$9,192

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 9.  Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2008 and other intangible assets at September 30, 2008, December 31, 2007, and September 30, 2007.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2008	$6,198
Acquired goodwill, net	-

Balance, September 30, 2008	$6,198

	Other Intangible Assets
	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,423	1,310	1,272
Net carrying amount	$844	$957	$995

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$3,000
Less: accumulated amortization	250	100	50
Net carrying amount	$2,750	$2,900	$2,950

We recorded amortization expense of approximately $176,000 for the nine months ended September 30, 2008 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2008 through 2011.

Note 10.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2008 and 2007 and December 31, 2007:

	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007
Interest bearing demand deposits	$182,383	$222,825	$230,491
Savings deposits	58,678	40,845	39,596
Retail time deposits	352,155	322,899	303,316
Brokered time deposits	281,655	176,391	189,966
Total	$874,871	$762,960	$763,369

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of September 30, 2008:

Dollars in thousands	Amount	Percent
Three months or less	$39,716	11.7%
Three through six months	49,058	14.5%
Six through twelve months	85,187	25.2%
Over twelve months	164,291	48.6%
Total	$338,252	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2008 is as follows:

Dollars in thousands
Three month period ending December 31, 2008	$132,971
Year ending December 31, 2009	310,041
Year ending December 31, 2010	95,111
Year ending December 31, 2011	60,521
Year ending December 31, 2012	31,513
Thereafter	3,653
$633,810

Note 11.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at September 30	$96,689	$587	$1,040
Average balance outstanding for the period	105,123	4,123	979
Maximum balance outstanding at
any month end during period	146,821	11,458	3,584
Weighted average interest rate for the period	2.63%	1.79%	4.67%
Weighted average interest rate for balances
outstanding at September 30	1.92%	0.55%	4.50%

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

Long-term borrowings:  Our long-term borrowings of $414,427,000, $315,738,000 and $263,679,000 at September 30, 2008, December 31, 2007, and September 30, 2007 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in the September 2008 total is also $10 million of subordinated debt issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and it is not prepayable by us within the first two and one half years.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2008 was 4.61% compared to 5.16% for the first nine months of 2007.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2008, December 31, 2007, and September 30, 2007.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2008	$21,679
2009	83,911
2010	76,481
2011	32,466
2012	116,909
Thereafter	102,570
$434,016

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first nine months of 2008 or 2007.

During the first nine months of 2008, we recognized $9,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $3,000, compared to $24,000 compensation expense for the first nine months of 2007 with a deferred tax asset of $9,000.  At September 30, 2008, we had approximately $3,000 total compensation cost related to nonvested awards not yet recognized and we expect to recognize it over the remainder of this year.

A summary of activity in our Officer Stock Option Plan during the first nine months of 2008 and 2007 is as follows:

For the Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	337,580	$18.28	349,080	$17.83
Granted	-	-	-	-
Exercised	(1,850)	4.81	-	-
Forfeited	-	-	-	-
Outstanding, September 30	335,730	$18.36	349,080	$17.83

Other information regarding options outstanding and exercisable at September 30, 2008 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	69,750	$5.37	4.31	$445	69,750	$5.37	$445
6.01 - 10.00	31,680	9.49	7.26	72	31,680	9.49	72
10.01 - 17.50	3,500	17.43	5.42	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	8.25	-	41,400	17.79	-
20.01 - 25.93	178,500	25.19	6.82	-	178,500	25.19	-

	335,730	18.36		$517	324,830	18.37	$517

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
A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,839
Construction loans	71,417
Other loans	50,780
Standby letters of credit	11,293
Total	$177,329

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2008, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital (to risk weighted assets)
Summit	$121,960	10.3%	$94,412	8.0%	$118,015	10.0%
Summit Community	120,339	10.3%	93,859	8.0%	117,324	10.0%
Tier I Capital (to risk weighted assets)
Summit	$97,126	8.2%	47,206	4.0%	70,809	6.0%
Summit Community	105,588	9.0%	46,929	4.0%	70,394	6.0%
Tier I Capital (to average assets)
Summit	$97,126	6.3%	46,072	3.0%	76,787	5.0%
Summit Community	105,588	6.9%	45,630	3.0%	76,050	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)
Summit	$108,167	10.0%	86,162	8.0%	107,703	10.0%
Summit Community	109,697	10.3%	85,488	8.0%	106,860	10.0%
Tier I Capital (to risk weighted assets)
Summit	98,975	9.2%	43,081	4.0%	64,622	6.0%
Summit Community	100,505	9.4%	42,744	4.0%	64,116	6.0%
Tier I Capital (to average assets)
Summit	98,975	7.3%	40,897	3.0%	68,161	5.0%
Summit Community	100,505	7.4%	40,520	3.0%	67,533	5.0%

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

Under the terms of the Agreement, each holder of a share of Greater Atlantic common stock is entitled to receive, subject to the limitations and adjustments set forth in the Agreement, the number of shares of Summit common stock equal to $4.00 divided by the average closing price of Summit’s common stock as reported on the NASDAQ Capital Market for the twenty (20) trading days before the closing of the merger.  In no event will each share of Greater Atlantic common stock be exchanged for more than 0.328625 of a share of Summit common stock.  If, at closing, Greater Atlantic’s shareholders’ equity, adjusted to exclude accumulated other comprehensive income or loss and the effect of removing the benefit of net operating loss carryforwards from the net deferred tax assets, is less than $4,214,000 (which equals Greater Atlantic’s shareholders’ equity at March 31, 2008), then the aggregate value of the merger consideration will be reduced one dollar for each dollar that Greater Atlantic’s adjusted shareholders’ equity is less than $4,214,000.  For purposes of determining Greater Atlantic’s adjusted shareholders’ equity at closing,

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Greater Atlantic’s shareholders’ equity at closing shall be increased by the actual monthly operating losses, up to $250,000 per month, incurred by Greater Atlantic after March 31, 2008 and before September 1, 2008, the fees accrued or paid to Greater Atlantic’s financial advisor, and the fees accrued or paid to Greater Atlantic’s legal counsel up to $150,000.

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

Growth in our interest earning assets coupled with the lower interest rate environment beneficially impacting our cost of funds resulted in an increase of 13.20%, or $3,934,000 in our net interest earnings on a tax equivalent basis for the first nine months in 2008 compared to the same period of 2007.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2008 and determined that no impairment charge was necessary.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings.  See Notes 2 and 10 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the nine months ended September 30, 2008 declined 112.99% to a loss of $1,256,000, or $0.17 per diluted share as compared to income of $9,669,000, or $1.33 per diluted share for the nine months ended September 30, 2007.  Included in the loss for 2008 were an other-than-temporary non-cash impairment charge of $6.0 million pre-tax, equivalent to $3.8 million after-tax, or $0.51 per diluted share, and a $14.75 million provision for loan losses.  For the quarter ended September 30, 2008, income from continuing operations decreased 304.37% to a loss of $7,674,000, or $1.03 per diluted share as compared to income of $3,755,000, or $0.50 per diluted share for the same period of 2007.  Included in earnings for the current quarter were an other-than-temporary non-cash impairment charge of $4.5 million pre-tax, equivalent to $2.8 million after-tax, or $0.38 per diluted share and $12 million provision for loan losses.  The impairment charges relate to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own and the increased provision for loan losses reflects the higher level of nonperforming loans at September 30, 2008.  Consolidated net income for the three months and nine months ended September 30, 2007, which includes the results of discontinued operations, was $3,624,000 and $9,225,000, respectively.  As of January 31, 2008, we no longer have any material operations related to discontinued operations.  Consolidated returns on average equity and assets for the first nine months of 2008 were (1.82%) and (0.11%), respectively, compared with 14.41% and 0.97% for the same period of 2007.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $33,736,000 for the nine month period ended September 30, 2008 compared to $29,802,000 for the same period of 2007, representing an increase of $3,934,000 or 13.20%.  This increase resulted from growth in interest earning assets, primarily loans, and also a 91 basis points decrease in the cost of interest bearing liabilities.  Average interest earning assets grew 16.99% from

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

$1,217,493,000 during the first nine months of 2007 to $1,424,349,000 for the first nine months of 2008.  Average interest bearing liabilities grew 18.34% from $1,113,610,000 at September 30, 2007 to $1,317,815,000 at September 30, 2008, at an average yield for the first nine months of 2008 of 3.76% compared to 4.67% for the same period of 2007.

Our consolidated net interest margin decreased to 3.16% for the nine month period ended September 30, 2008, compared to 3.27% for the same period in 2007.  On a quarterly basis, our net interest margin decreased to 2.89% at September 30, 2008, from 3.28% for the quarter ended September 30, 2007.  The decline in margin for both the nine months and quarter ended September 30, 2008 was affected by the reversal of approximately $1.6 million of interest income on loans placed on nonaccrual status during third quarter 2008.  In addition, our margin continues to be pressured by an extremely competitive environment, both for loans and deposits.  Rate reductions by the Federal Reserve have served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2008 compared to September 30, 2007, the yields on earning assets decreased 89 basis points, while the cost of our interest bearing funds decreased 91 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$1,107,474	$57,824	6.97%	$945,496	$57,435	8.12%
Tax-exempt (1)	8,647	529	8.17%	9,274	550	7.93%
Securities
Taxable	256,914	9,921	5.16%	214,602	8,216	5.12%
Tax-exempt (1)	50,923	2,594	6.80%	46,931	2,419	6.89%
Federal funds sold and interest
bearing deposits with other banks	391	7	2.39%	1,190	43	4.83%
Total interest earning assets	1,424,349	70,875	6.65%	1,217,493	68,663	7.54%

Noninterest earning assets
Cash & due from banks	18,118			14,003
Premises and equipment	22,058			22,207
Other assets	37,579			29,132
Allowance for loan losses	(10,176)			(8,564)
Total assets	$1,491,928			$1,274,271

Interest bearing liabilities
Interest bearing demand deposits	$198,246	$2,134	1.44%	$227,461	$6,120	3.60%
Savings deposits	54,583	668	1.63%	43,449	561	1.73%
Time deposits	536,493	17,461	4.35%	536,784	19,856	4.95%
Short-term borrowings	110,228	2,161	2.62%	78,002	3,098	5.31%
Long-term borrowings
and capital trust securities	418,265	14,715	4.70%	227,914	9,226	5.41%
Total interest bearing liabilities	1,317,815	37,139	3.76%	1,113,610	38,861	4.67%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	74,153			64,028
Other liabilities	8,085			11,297
Shareholders' equity	91,875			85,336
Total liabilities and
shareholders' equity	$1,491,928			$1,274,271
Net interest earnings		$33,736			$29,802
Net yield on interest earning assets			3.16%			3.27%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $1,039,000 and $990,000 for the periods ended
September 30, 2008 and September 30 2007, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2008 versus September 30, 2007
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$9,106	$(8,717)	$389
Tax-exempt	(37)	16	(21)
Securities
Taxable	1,641	64	1,705
Tax-exempt	206	(31)	175
Federal funds sold and interest
bearing deposits with other banks	(21)	(15)	(36)
Total interest earned on
interest earning assets	10,895	(8,683)	2,212

Interest paid on:
Interest bearing demand
deposits	(702)	(3,284)	(3,986)
Savings deposits	138	(31)	107
Time deposits	(11)	(2,384)	(2,395)
Short-term borrowings	990	(1,927)	(937)
Long-term borrowings and capital
trust securities	6,840	(1,351)	5,489
Total interest paid on
interest bearing liabilities	7,255	(8,977)	(1,722)

Net interest income	$3,640	$294	$3,934

Noninterest Income

Total noninterest income from continuing operations decreased to $1,801,000 for the nine months ended September 30, 2008, compared to $4,659,000 for the same period of 2007.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
Dollars in thousands	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Insurance commissions	$1,337	$1,303	$3,939	$1,719
Service fees	828	788	2,395	2,141
Realized securitites (losses)	(6)	-	(6)	-
Other-than-temporary impairment of securities	(4,495)	-	(6,036)	-
Net cash settlement on interest rate swaps	-	(181)	(171)	(544)
Change in fair value of interest rate swaps	-	742	705	695
Gain (loss) on sale of assets	(99)	1	137	(31)
Other	260	253	838	679
Total	$(2,175)	$2,906	$1,801	$4,659

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Insurance commissions:  Both 2008 periods include commissions derived from the Kelly Agencies, which were acquired in third quarter 2007.

Other-than-temporary impairment of securities:  During third quarter 2008, we recorded a non-cash other-than temporary impairment charge of $4,495,000 related to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.  The impairment charge on these stocks was $6,036,000 for the nine months ended September 30, 2008.

Change in fair value of derivative instruments:  The $705,000 change reflected in the nine months ended September 30, 2008 period includes the gain realized upon termination of these interest rate swaps that did not qualify for hedge accounting.

Noninterest Expense

Total noninterest expense for continuing operations increased approximately 6.8% for the quarter ended September 30, 2008 and 18.3% for the nine months ended September 30, 2008 as compared to the same periods in 2007.  Salaries and employee benefits expense represented the largest category of expense growth.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2008	$	%	2007	2008	$	%	2007
Salaries and employee benefits	$4,113	$59	1.5%	$4,054	$12,695	$2,177	20.7%	$10,518
Net occupancy expense	489	23	4.9%	466	1,407	115	8.9%	1,292
Equipment expense	538	42	8.5%	496	1,606	170	11.8%	1,436
Supplies	236	(47)	-16.6%	283	671	19	2.9%	652
Professional fees	173	(3)	-1.7%	176	473	(70)	-12.9%	543
Amortization of intangibles	88	1	1.1%	87	263	100	61.3%	163
Other	1,648	390	31.0%	1,258	4,407	823	23.0%	3,584
Total	$7,285	$465	6.8%	$6,820	$21,522	$3,334	18.3%	$18,188

Salaries and employee benefits:  Growth in salaries and employee benefits for the nine months ended September 30, 2008 was primarily due to the additional staff of the Kelly Agencies, which were acquired in third quarter 2007, and general merit raises.  For the quarter ended September 30, 2008, additional salaries and benefit costs associated with the Kelly Agencies was generally offset by reductions in performance-based incentive payments throughout the Company during this same period.

Amortization of intangibles:  Amortization of intangible assets increased 61.3% during 2008 compared to 2007 due to the amortization of the identifiable customer intangible related to the acquisition in 2007 of the Kelly Agencies.

Other:  The largest increases in other expenses for both the quarter and the nine months were FDIC premium, up $135,000 for the quarter and $373,000 for the nine months ended September 30, 2008, reflecting higher assessment rates in 2008; telephone expense, up $51,000 for the quarter and $122,000 for the nine months; and foreclosure and repossession expense, up $54,000 for the quarter and $96,000 for the nine months ended September 30, 2008 compared to the same periods of 2007.

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

We recorded a $14,750,000 provision for loan losses for the first nine months of 2008, compared to $1,305,000 for the same period in 2007.  This increase is primarily the result of the significant rise in nonperforming loans during the 2008 third quarter.  Net loan charge offs for the first nine months of 2008 were $2,509,000, as compared to $781,000 over the same period of 2007.  At September 30, 2008, the allowance for loan losses totaled $21,433,000 or 1.83% of loans, net of unearned income, compared to $9,192,000 or 0.86% of loans, net of unearned income at December 31, 2007.

As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.

Table IV - Summary of Non-Performing Assets
Dollars in thousands
	September 30,		December 31,
	2008	2007	2007
Accruing loans past due 90 days or more	$5,612	$5,279	$7,416
Nonperforming assets:
Nonaccrual loans	54,233	1,637	2,917
Foreclosed properties	2,232	810	2,058
Repossessed assets	52	5	-
Total	$62,129	$7,731	$12,391
Total nonperforming loans as a
percentage of total loans	5.13%	0.69%	0.97%
Total nonperforming assets as a
percentage of total assets	3.96%	0.58%	0.86%

Due to current declining economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  While management anticipates loan delinquencies will remain higher than historical levels for the foreseeable future, we anticipate that nonperforming assets will begin to moderate.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
For the Quarter Ended
Dollars in thousands	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007

Commercial	$706	$1,089	$321	$264	$87
Commercial real estate	1,407	24,606	1,249	1,604	2,278
Construction and development	1,996	9,919	1,059	997	817
Residential real estate	8,537	2,962	3,792	4,485	3,303
Consumer	1,140	979	946	1,335	984
Total	$13,786	$39,555	$7,367	$8,685	$7,469

The following table shows our nonperforming loans by category as of September 30, 2008 and 2007 and December 31, 2007.

Nonperforming Loans by Type
	September 30,		December 31,
Dollars in thousands	2008	2007	2007

Commercial	$140	$712	$716
Commercial real estate	27,347	582	4,346
Construction and development	29,127	2,557	2,016
Residential real estate	2,799	2,871	3,012
Consumer	432	194	243
Total	$59,845	$6,916	$10,333

Commercial real estate nonperforming:  One borrower -- a hotel, conference and golf course facility near Front Royal, Virginia -- comprises 87% of the balance of nonperforming commercial real estate loans at September 30, 2008.  Another credit with a balance of $1.9 million is secured by a commercial office building located in Charleston, West Virginia.

Construction and land development nonperforming:  Approximately 90% of our nonperforming land development and construction loans are comprised of six credits related to residential development projects, as follows:

		Balance
Description	Location	(in millions)
Residential subdivision	Jefferson County, WV	$1.8
4 Residential lots and 2 spec-homes	Winchester, VA	1.5
Residential lots	Front Royal, VA	1.6
Residential subdivision and acreage	Berkeley County, WV	3.5
Residential subdivision	Berkeley County, WV	9.5
Residential subdivision	Frederick County, VA	8.5

Residential real estate nonperforming:  Nonperforming residential real estate loans remained steady during the first nine months of 2008.  Many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.  As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 6.21% at December 31, 2007 to 8.52% at September 30, 2008.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  Refer to the Asset Quality section of the financial review of the 2007 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

FINANCIAL CONDITION

Our total assets were $1,567,325,000 at September 30, 2008, compared to $1,435,536,000 at December 31, 2007, representing a 9.2% increase.  Table V below serves to illustrate significant changes in our financial position between December 31, 2007 and September 30, 2008.

Table V - Summary of Significant Changes in Financial Position
Dollars in thousands
	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
	2007	Amount	Percentage	2008
Assets
Securities available for sale	$283,015	22,947	8.1%	$305,962
Loans, net of unearned interest	1,061,681	105,358	9.9%	1,167,039

Liabilities
Deposits	$828,687	$116,537	14.1%	$945,224
Short-term borrowings	172,055	(73,739)	-42.9%	98,316
Long-term borrowings
and subordinated debentures	335,327	98,689	29.4%	434,016

Loan growth during the first nine months of 2008, occurring principally in the commercial real estate and residential real estate portfolios, was funded primarily by both borrowings from the FHLB and brokered deposits.

Deposits increased approximately $117 million during the first nine months of 2008.  Retail deposits increased approximately $11.3 million while brokered deposits increased approximately $105.3 million since December 31, 2007.

Long term borrowings and subordinated debentures increased primarily due to our replacement of a portion of our FHLB overnight borrowings with longer term FHLB advances and also the issuance of $10 million in subordinated debt.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Refer to Notes 6, 7, 8, 10, and 11 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2008 and December 31, 2007.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged  securities, and available lines of credit with the FHLB, the total of which approximated $180 million, or 11.5% of total assets at  September 30, 2008 versus $181 million, or 12.6% of total assets at December 31, 2007.  Despite the recent tightened collateral policy of the FHLB whereby the “haircuts” applied to certain types of collateral were increased, therefore reducing our available line of credit, we were able to maintain our levels of liquidity comparative with that of the past in third quarter 2008 through purchases of additional qualifying collateral (primarily mortgage-backed securities) financed by the issuance of brokered deposits.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2008 totaled $80,510,000 compared to $89,420,000 at December 31, 2007.

During first quarter 2008, we issued $10 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.

During second quarter 2008, our Board of Directors declared and paid the first half 2008 cash dividend of $0.18 per share compared to $0.17 paid for the first half of 2007.  The first half 2008 dividend totaled $1,334,000, representing a 10.8% increase over the $1,204,000 paid during the first half 2007.

Refer to Note 14 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2008.

	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2008	$21,679	$-	$268
2009	83,911	-	606
2010	76,481	-	201
2011	32,466	-	121
2012	116,909	-	121
Thereafter	82,981	19,589	127
Total	$414,427	$19,589	$1,444

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2008 are presented in the following table.

September 30,
Dollars in thousands	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,839
Construction loans	71,417
Other loans	50,780
Standby letters of credit	11,293
Total	$177,329

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is fairly well-matched in the near term.  The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive in the intermediate term.  That is, absent any changes in the volumes of our interest earning assets or interest

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment.  Net income would increase in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table shows our projected earnings sensitivity as of September 30, 2008 which is well within our ALCO policy limit of a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	0 - 24 Months
Down 100 (1)	1.24%	1.52%
Down 100, steepening yield curve (2)	2.01%	5.16%
Up 100 (1)	0.11%	-0.18%
Up 200 (1)	-0.12%	-3.41%

(1) assumes a parallel shift in the yield curve
(2) assumes steepening curve whereby short term rates decline by
100 basis points, while long term rates remain unchanged

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2008, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2008 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2008