Form 10-K
period 2008-12-31
SUMMIT FINANCIAL GROUP INC
filed 2009-03-16
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The NASDAQ SmallCap Market
(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K [§229.405 of this chapter] is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “ large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☑                                             Non-accelerated filer ☐                                               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2008, was approximately $68,402,000.  The number of shares of the Registrant’s Common Stock outstanding on March 2, 2009, was 7,415,310.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

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

                                                                                             Part of Form 10-K into which
 Document                                                                                                 document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                     Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 14, 2009

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

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

PART I.

Item 1.      Business

General

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.6 billion financial holding company headquartered in Moorefield, West Virginia.  We provide commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary:  Summit Community Bank (“Summit Community”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Our primary lending focus is providing commercial loans to local businesses with annual sales ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $1,000,000.  We generally do not seek loans of more than $5 million, but will consider larger lending relationships which involve exceptional levels of credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.  This decentralized management approach, coupled with continuity of service by the same staff members, enables Summit Community to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.  We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.  We centralize operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office.  The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The banking offices work closely with us to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

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

FDIC Assessments

In late 2008, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category.  At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009.  These changes commencing April 1, 2009, would set base assessment rates between 10 and 45 basis points, depending on the risk category, but would apply adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) to individual institutions that could result in assessment rates between 8 and 21 basis points for institutions in the lowest risk category and 43 to 77.5 basis points for institutions in the highest risk category.  A final rule to be issued in early 2009 could adjust these assessment rates further in light of developing conditions.  The purpose of the April 1, 2009 changes is to ensure that riskier institutions will bear a greater share of the proposed increase in assessments, and will be subsidized to a lesser degree by less risky institutions.  The changes are also part of an FDIC plan to restore the designated reserve ratio to 1.25% by 2013.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.  The FDIC noted it would consider reducing the special one-time assessment to 10 cents if the U.S. Congress were to approve an increase in its operating line of credit with the U.S. Treasury.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. financial system.

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Assets Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury has allocated $250 billion towards the TARP's Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The American Recovery and Reinvestment Act of 2009 ("ARRA"), as described below, has further modified TARP and the CPP.

ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provides for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

 EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through 2009.

 Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (including all demand deposit checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Summit and Summit Community participate in the TAGP and did not opt out of the DGP. As of March 2, 2009, neither had utilized the DGP by issuing senior unsecured debt.

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

Credit and Monetary Policies and Related Matters

Summit Community is affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit.  The operations of Summit Community are affected by the policies of government regulatory authorities, including the FRB which regulates money and credit conditions through open market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits.  These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments.  The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future.  Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

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

Our regulatory capital ratios and Summit Community's capital ratios as of year end 2008 are set forth in the table in Note 17 of the notes to the consolidated financial statements on page 73.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2008.  As well-capitalized institutions, they are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Employees

At March 1, 2009, we employed 238 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

               Description of Information                                    Page Reference
1. Distribution of Assets, Liabilities, and Shareholders’Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets	27
b.	Analysis of Net Interest Earnings	25
c.	Rate Volume Analysis of Changes in Interest Income and Expense	28
2. Investment Portfolio
a.	Book Value of Investments	32
b.	Maturity Schedule of Investments	32
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity	31
3. Loan Portfolio
a.	Types of Loans	30
b.	Maturities and Sensitivity to Changes in Interest Rates	62
c.	Risk Elements	33
d.	Other Interest Bearing Assets	n/a
4. Summary of Loan Loss Experience		36
5. Deposits
a.	Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	27
b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	65
6. Return of Equity and Assets		22
7. Short-term Borrowings		66

Item 1A. Risk Factors

Investments in Summit Financial Group, Inc. common stock involve risk as discussed below.

Risks Relating to the Economic Environment

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Negative developments in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn.  In addition, as a consequence of the recession in the United States, beginning in the latter half of 2007, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land development loans, residential real estate loans, commercial real estate loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected.  In addition, the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders.  The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Further downturn in our real estate markets could hurt our business.

Substantially all of our real estate loans are located in West Virginia and Virginia.  While we do not have any sub-prime loans, our construction and development and residential real estate loan portfolios, along with our commercial real estate loan portfolio and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  We anticipate that further declines in the real estate markets in our primary market areas would affect our business.  If real estate values continue to decline, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to different industries and counterparties, and we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses or defaults would not materially and adversely affect our business, financial condition or results of operations.

There can be no assurance that the recently enacted emergency economic stabilization act of 2008 (the "EESA") and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted.  The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Troubled Assets Relief Program Capital Purchase Program, and the Capital Assistance Program.  In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program ("TLG Program"), in which we are a participant.  However, there can be no assurance that we will issue any guaranteed debt under the TLG Program, or that we will participate in any other stabilization programs in the future.

There can also be no assurance as to the actual impact that the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation.  This is particularly true given the change in administration that occurred on January 20, 2009.  There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Risks Relating to Our Business

Although we believe our  allowance for loan and lease losses  is sufficient to absorb all credit losses inherent in our portfolio, if our allowance for loan and lease losses  is inadequate, it could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our loan and lease portfolio and investments in marketable securities subject us to credit risk.  Inherent risks in lending also include fluctuations in collateral values and economic downturns.  Making loans and leases is an essential element of our business, and there is a risk that our loans and leases will not be repaid.

We attempt to maintain an appropriate allowance for loan and lease losses to provide for losses inherent in our loan and lease portfolio.  As of December 31, 2008, our allowance for loan and lease losses totaled $16.9 million, which represents approximately 1.40% of our total loans and leases.  There is no precise method of predicting loan and lease losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan and lease losses and that we would need to make additional provisions to our allowance for loan and lease losses.

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114, as amended.  For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on at least an annual basis.  In addition, on a quarterly basis, the estimated allowance for non-classified loans is adjusted for the probable effect that current environmental factors could have on the historical loss factors currently in use.  While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

In addition, the FDIC as well as the West Virginia Division of Banking review our allowance for loan and lease losses and may require us to establish additional reserves.  Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We rely on funding sources to meet our liquidity needs, such as brokered deposits and FHLB short-term borrowings, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2008, brokered deposits totaled $296.6 million, or approximately 33.1% of our total deposits, compared to brokered deposits in the amount of $176.4 million or approximately 23.1% of our total deposits at December 31, 2007.  As of December 31, 2008, approximately $140.2 million in brokered deposits, or approximately 34.8% of our total brokered deposits, are short-term and mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have short-term borrowings with the Federal Home Loan Bank, or the FHLB.  As of December 31, 2008, our FHLB short-term borrowings totaled $142.3 million and mature within one year.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

Summit operates in a very competitive industry and market.

We face aggressive competition not only from banks, but also from other financial services companies, including finance companies and credit unions, and, to a limited degree, from other providers of financial services, such as money market mutual funds, brokerage firms, and consumer finance companies.  A number of competitors in our market areas are larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.  Many of our non-bank competitors are not subject to the same extensive regulations that govern us.  As a result, these non-bank competitors have advantages over us in providing certain services.  Our profitability depends upon our ability to attract loans and deposits.  There is a risk that aggressive competition could result in our controlling a smaller share of our markets.  A decline in market share could adversely affect our results of operations and financial condition.

Changes in interest rates could negatively impact our future earnings.

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

Concern of customers over deposit insurance may cause a decrease in deposit.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including Summit Community Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures.  The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the Deposit Insurance Fund reserves continue to fall.  The FDIC also approved an increase in regular premium rates for the second quarter of 2009.  For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.  The FDIC noted it would consider reducing the special one-time assessment to 10 cents if the U.S. Congress were to approve an increase in its operating line of credit with the U.S. Treasury.  Either an increase in the Risk Category of Summit Community Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months.  Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

We rely heavily on our management team and the unexpected loss of key officers could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management.  Our senior executive officers have been instrumental in the development and management of our business.  The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  We have not established a detailed management succession plan.  Accordingly, should we lose the services of any of our senior executive officers, our Board of Directors may have to search outside of Summit Financial Group for a qualified permanent replacement.  This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement.  If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse affect on our results of operations, financial condition and cash flows.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  Although we have policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of our communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed.  The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on our results of operations, financial condition and cash flows.

Our business is dependent on technology and our inability to invest in technological improvements may adversely affect our results of operations, financial condition and cash flows.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our results of operations, financial condition and cash flows.

Risks Relating to an Investment in Our Common Stock

The market price for shares of our common stock may fluctuate.
The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects.  Such risks may include:
•	Operating results that vary from the expectations of management, securities analysts and investors;
•	Developments in our business or in the financial sector generally;
•	Regulatory changes affecting our industry generally or our businesses and operations;
•	The operating and securities price performance of companies that investors consider to be comparable to us;
•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;
•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities;
•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stocks, commodity, credit or asset valuations or volatility;
•	Changes in securities analysts’ estimates of financial performance
•	Volatility of stock market prices and volumes
•	Rumors or erroneous information
•	Changes in market valuations of similar companies
•	Changes in interest rates
•	New developments in the banking industry
•	Variations in our quarterly or annual operating results
•	New litigation or changes in existing litigation
•	Regulatory actions

Stock markets in general and our common stock in particular have, over the past year, and continue to be, experiencing significant price and volume volatility.  As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects.  Increased volatility could result in a decline in the market price of our common stock.

Our executive officers and directors own shares of our common stock, allowing management to have an impact on our corporate affairs.

As of December 31, 2008, our executive officers and directors beneficially own 24.45% of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May, 2008, as of December 31, 2008, 335,730 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  Our Board of Directors has approved the adoption of a new stock officer plan and we are submitting this plan to our shareholders at our 2009 Annual Meeting of shareholders for approval.  If approved, 350,000 shares of common stock will be available for issuance under the plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

In addition, our amended and restated articles of incorporation authorize the issuance of up to 20,000,000 shares of common stock, but do not provide for preemptive rights to the holders of our common stock.  Any authorized but unissued shares are available for issuance by our Board of Directors.  As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in Summit Financial Group.

We rely on dividends from our subsidiary bank for most of our revenue.

We are a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiary bank, Summit Community Bank.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Summit Community Bank may pay to Summit.  Also, Summit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Summit Community Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from Summit Community Bank could have a material adverse effect on our business, financial condition and results of operations.

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our stockholders.

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled $19,589,000 at December 31, 2008 and 2007.

Distributions on the capital securities issued by the trusts are payable quarterly at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. In 2008, our total interest payments on these junior subordinated debentures approximated $1,200,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $200,000.

The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

We have also issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.  Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines.  Our total interest  payments on this subordinated debt in 2008 was approximately $390,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $80,000.

Provisions of our amended and restated articles of incorporation could delay or prevent a takeover of us by a third party.

Our amended and restated articles of incorporation could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or could otherwise adversely affect the price of our common stock.  For example, our amended and restated articles of incorporation contain advance notice requirements for nominations for election to our Board of Directors. We also have a staggered board of directors, which means that only one-third of our Board of Directors can be replaced by stockholders at any annual meeting.

Your shares are not an insured deposit.

Your investment in our common stock is not be a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

Other

Additional factors could have a negative effect on our financial performance and the value of our common stock.  Some of these factors are general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Item 1B.  Unresolved Staff Comments

None

Item 2.                      Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building that we own.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2008, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia office of Summit Community, and also leases 2 locations in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well-located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements on page 64.

Item 3.                      Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 16 of our consolidated financial statements on page 72.

Item 4.                      Submission of Matters to a Vote of Shareholders

No matters were submitted during the fourth quarter of 2008 to a vote of Company shareholders.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Dividends paid	$-	$0.18	$-	$0.18
High Bid	16.25	14.47	13.55	12.00
Low Bid	13.51	12.50	10.05	7.74

2007
Dividends paid	$-	$0.17	$-	$0.17
High Bid	21.56	21.20	19.85	18.96
Low Bid	19.45	19.65	18.28	13.56

Dividends on Summit’s common stock are paid on the 15th day of June and December.  The record date is the 1st day of each respective month.  For a discussion of restrictions on dividends, see Note 17 of the notes to the accompanying consolidated financial statements.

As of March 1, 2009, there were approximately 1,290 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:

We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

In August 2006, the Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of Summit’s common stock (“August 2006 Repurchase Plan”).  The timing and quantity of purchases under this stock repurchase plan are at the discretion of management, and the plan may be discontinued, or suspended and reinitiated, at any time.

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan and under Summit’s ESOP for the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2008 - October 31, 2008	-	$-	-	165,375
November 1, 2008 - November 30, 2008	14,194	8.86	-	165,375
December 1, 2008 - December 31, 2008	3,985	8.71	-	165,375

(a) Includes shares repurchased under the August 2006 Repurchase Plan and shares repurchased under the Employee Stock Ownership Plan.

(b) Shares available to be repurchased under the August 2006 Repurchase Plan.

Performance Graph:

Set forth below is a line graph comparing the cumulative total return of Summit’s Common Stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index (“NASDAQ Composite”) and a peer group for the five-year period ending December 31, 2008.  The “Summit Peer Group” consists of publicly-traded bank holding companies headquartered in West Virginia and Virginia having total assets between $500 million and $2 billion.

The cumulative total shareholder return assumes a $100 investment on December 31, 2003 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

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

Item 6.      Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2008.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2008	2007	2006	2005	2004
Summary of Operations
Interest income	$93,484	$91,384	$80,278	$56,653	$45,041
Interest expense	49,409	52,317	44,379	26,502	18,663
Net interest income	44,075	39,067	35,899	30,151	26,378
Provision for loan losses	15,500	2,055	1,845	1,295	1,050
Net interest income after provision
for loan losses	28,575	37,012	34,054	28,856	25,328
Noninterest income	2,868	7,357	3,634	1,605	3,263
Noninterest expense	29,434	25,098	21,610	19,264	16,919
Income before income taxes	2,009	19,271	16,078	11,197	11,672
Income tax expense (benefit)	(291)	5,734	5,018	3,033	3,348
Income from continuing operations	2,300	13,537	11,060	8,164	8,324
Discontinued operations
Exit costs and impairment of long-lived assets	-	(312)	(2,480)	-	-
Operating income (loss)	-	(10,347)	(1,750)	3,862	2,913
Income (loss) from discontinued operations before tax	-	(10,659)	(4,230)	3,862	2,913
Income tax expense (benefit)	-	(3,578)	(1,427)	1,339	1,004
Income (loss) from discontinued operations	-	(7,081)	(2,803)	2,523	1,909
Net income	$2,300	$6,456	$8,257	$10,687	$10,233

Balance Sheet Data (at year end)
Assets	$1,627,166	$1,435,536	$1,235,519	$1,110,214	$889,830
Securities available for sale	327,606	283,015	235,780	208,011	197,519
Loans	1,192,157	1,052,489	916,045	793,452	602,728
Deposits	965,850	828,687	888,687	673,887	524,596
Short-term borrowings	153,100	172,055	60,428	182,028	120,629
Long-term borrowings	392,748	315,738	176,110	152,706	161,760
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589	11,341
Shareholders' equity	87,244	89,420	78,752	72,691	65,150
Per Share Data
Earnings per share from continuing operations
Basic earnings	$0.31	$1.87	$1.55	$1.15	$1.18
Diluted earnings	0.31	1.85	1.54	1.13	1.17
Earnings per share from discontinued operations
Basic earnings	-	(0.98)	(0.39)	0.35	0.27
Diluted earnings	-	(0.97)	(0.39)	0.35	0.27
Earnings per share
Basic earnings	0.31	0.89	1.16	1.51	1.46
Diluted earnings	0.31	0.88	1.15	1.48	1.44
Shareholders' equity (at year end)	11.77	12.07	11.12	10.20	9.25
Cash dividends	0.36	0.34	0.32	0.30	0.26
Performance Ratios
Return on average equity	2.59%	7.34%	10.44%	15.09%	16.60%
Return on average assets	0.15%	0.50%	0.70%	1.10%	1.22%
Dividend payout	116.0%	38.1%	27.6%	20.0%	17.9%
Equity to assets	5.4%	6.2%	6.4%	6.5%	7.3%

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

DESCRIPTION OF BUSINESS

We are a $1.6 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia,  primarily specializing in group health, life and disability benefit plans.  Although our business operates as two separate segments, the insurance segment is not a reportable segment as it is immaterial, and thus our financial information is presented on an aggregated basis.  Summit Financial Group, Inc. employs approximately 250 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2008

•
Net income for 2008 totaled $2.3 million compared to $13.5 million income from continuing operations in 2007.  The decline is primarily a result of higher loan loss provisions and other-than-temporary impairment on securities.

•
We strengthened our allowance for loan losses to reflect the weaker economy and its current and future impact on asset quality. The $15.5 million loan loss provision recorded this year raised the allowance for loan losses to 1.40 percent of total loans at year-end, after net loan charge-offs of $7.8 million during the course of the year.

•
We felt the impact of the housing crisis as reflected by the impairment of our investments in Freddie Mac and Fannie Mae preferred stock resulting in $6.4 million in charges recorded relative to these securities in 2008.

•	Asset growth of 13.3 percent was primarily driven by loan growth of $147.9 million, or 13.9 percent year-over-year, which was derived principally from commercial and commercial real estate loans.

•
We are experiencing the challenges related to the current economic environment, as evidenced by the dramatic increase in nonperforming assets at December 31, 2008, climbing to $56 million from $12 million one year ago. Our loan quality was impacted by the contracting economy and commercial real estate market, which caused declines in real estate values and deterioration in financial condition of various borrowers.  These conditions led to our downgrading the loan quality ratings on various real estate loans through our normal loan review process.  In addition, several impaired loans became under-collateralized due to the reduction in the estimated net realizable fair value of the underlying collateral.

•
Stability of the net interest margin; this continues to be a highlight of our performance despite the rapid decline of interest rates beginning in third quarter 2007. However, the impact of foregone interest income from nonaccruing loans has negatively impacted the margin during the last two quarters of 2008.

•	We remained well-capitalized by regulatory capital guidelines at December 31, 2008, however access to new capital resources is presently constrained.

•	We mutually terminated the Greater Atlantic merger agreement.

OUTLOOK

Summit remains well-capitalized, adequately reserved and profitable.  The Company has adequate liquidity and is positioned to weather the current economic conditions and return to increased profitability when conditions improve.  In the short-term, however, Management anticipates the Company’s net income and earnings per common share will continue to be negatively impacted, probably significantly, by continuing high levels of loan losses and nonperforming assets, a weak economy, low asset and revenue growth, low interest rates, and higher FDIC premiums.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for loan losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 1 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

Goodwill:  Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter of 2008, we completed the required annual impairment test and determined that no impairment write-offs were necessary.  We can not assure you that future goodwill impairment tests will not result in a charge to earnings.

See Notes 1 and 11 of the accompanying consolidated financial statements for further discussion of our intangible assets, which include goodwill.

Fair Value Measurements:  We adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under SFAS 157. Fair value determination in accordance with SFAS 157 requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

       Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

RESULTS OF OPERATIONS

Earnings Summary

Income from continuing operations for the three years ended December 31, 2008, 2007 and 2006, was $2,300,000, $13,537,000, and $11,060,000, respectively.  On a per share basis, diluted income from continuing operations was $0.31 in 2008 compared to $1.85 in 2007, and $1.54 in 2006.  Consolidated net income, which includes the results of discontinued operations, for the three years ended December 31, 2008, 2007, and 2006 was $2,300,000, $6,456,000, and $8,257,000, respectively.  On a per share basis, diluted net income was $0.31 in 2008, compared to $0.88 in 2007 and $1.15 in 2006.  Consolidated return on average equity was 2.59% in 2008 compared to 7.34% in 2007 and 10.44% in 2006.  Consolidated return on average assets for the year ended December 31, 2008 was 0.15% in 2008 compared to 0.50% in 2007 and 0.70% in 2006.  Included in 2008’s net income is a $15.5 million loan loss provision and an other-than-temporary non-cash impairment charge of $6.4 million pre-tax, equivalent to $4.0 million after-tax, related to $8.0 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Consolidated net interest income on a fully tax equivalent basis, consolidated average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2008, 2007 and 2006 are presented in Table I.  Table II presents, for the periods indicated, the changes in consolidated interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.  Tables I and II are presented on a consolidated basis.  The results would not vary significantly if presented on a continuing operations basis.

Consolidated net interest income on a fully tax equivalent basis, totaled $45,438,000, $40,495,000, and $37,870,000, for the years ended December 31, 2008, 2007 and 2006, respectively, representing a 12.2% increase in 2008 and 6.9% in 2007.  These increases in net interest income are the result of substantial loan growth in the commercial real estate and residential mortgage portfolios in all three years. Total average earning assets increased 17.0% to $1,451,326,000 at December 31, 2008 from $1,240,647,000 at December 31, 2007.   Total average interest bearing liabilities increased 18.6% to $1,345,948,000 at December 31, 2008, compared to $1,135,031,000 at December 31, 2007.  As identified in Table II, consolidated tax equivalent net interest income grew $4,943,000 and $2,625,000 during 2008 and 2007, respectively.

  Our consolidated net interest margin was 3.13% for 2008 compared to 3.26% and 3.38% for 2007 and 2006, respectively.  Our consolidated net interest margin decreased 13 basis points in 2008, driven primarily by the reversal of loan interest income related to nonaccrual loans placed on nonaccrual status during late 2008 and the continued reduction in interest income as a result of these loans remaining on nonaccrual status, and by a slight change in our balance sheet mix as the 94 basis point decrease in the yield on interest earning assets was mirrored by a 94 basis point decrease in our cost of interest bearing funds.  Our consolidated net interest margin decreased 12 basis points in 2007, driven by a 28 basis point increase in the cost of interest bearing funds while the increase on the yields on interest earning assets was only 14 basis points.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our consolidated net interest income.

We anticipate a stable net interest margin in the near term as we do not expect interest rates to rise in the near future, we do not expect significant growth in our interest earning assets, nor do we expect our nonperforming asset balances to decline significantly in the near future.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the Market Risk Management section for further discussion of the impact changes in market interest rates could have on us.

TABLE I - AVERAGE DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST EARNINGS & EXPENSES, AND AVERAGE YIELDS/RATES

	2008			2007			2006
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Dollars in thousands
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,127,808	$77,055	6.83%	$963,116	$77,511	8.05%	$872,017	$68,915	7.90%
Tax-exempt (2)	8,528	697	8.17%	9,270	738	7.96%	8,428	642	7.62%
Securities
Taxable	264,667	13,707	5.18%	219,605	11,223	5.11%	193,046	9,403	4.87%
Tax-exempt (2)	49,953	3,380	6.77%	47,645	3,289	6.90%	46,382	3,227	6.96%
Federal Funds sold and interest
bearing deposits with other banks	370	8	2.16%	1,011	51	5.04%	1,216	62	5.10%
	$1,451,326	$94,847	6.54%	$1,240,647	$92,812	7.48%	$1,121,089	$82,249	7.34%
Noninterest earning assets
Cash and due from banks	18,792			14,104			13,417
Banks premises and equipment	22,154			22,179			23,496
Other assets	38,760			30,795			26,422
Allowance for loan losses	(12,980)			(8,683)			(6,849)
Total assets	$1,518,052			$1,299,042			$1,177,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$190,066	$2,416	1.27%	$227,014	$7,695	3.39%	$215,642	$7,476	3.47%
Savings deposits	55,554	908	1.63%	42,254	706	1.67%	42,332	554	1.31%
Time deposits	568,491	24,019	4.23%	524,389	25,895	4.94%	458,864	20,282	4.42%
Short-term borrowings	112,383	2,392	2.13%	95,437	4,822	5.05%	130,771	6,612	5.06%
Long-term borrowings and
subordinated debentures	419,454	19,674	4.69%	245,937	13,199	5.37%	176,422	9,455	5.36%
	$1,345,948	$49,409	3.67%	$1,135,031	$52,317	4.61%	$1,024,031	$44,379	4.33%
Noninterest bearing liabilities
Demand deposits	75,165			65,060			64,380
Other liabilities	7,976			11,000			10,106
Total liabilities	1,429,089			1,211,091			1,098,517
Shareholders' equity	88,963			87,951			79,058
Total liabilities and
shareholders' equity	$1,518,052			$1,299,042			$1,177,575
NET INTEREST EARNINGS		$45,438			$40,495			$37,870
NET INTEREST MARGIN			3.13%			3.26%			3.38%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $775,000,
$633,000, and $636,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,363,000, $1,428,000, and $1,286,000,

Table II - Changes in Interest Margin Attributable to Rate and Volume - Consolidated Basis

	2008 Versus 2007			2007 Versus 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$12,191	$(12,647)	$(456)	$7,312	$1,284	$8,596
Tax-exempt	(60)	19	(41)	66	30	96
Securities
Taxable	2,332	152	2,484	1,341	479	1,820
Tax-exempt	157	(66)	91	87	(25)	62
Federal funds sold and interest
bearing deposits with other banks	(22)	(21)	(43)	(10)	(1)	(11)
Total interest earned on
interest earning assets	14,598	(12,563)	2,035	8,796	1,767	10,563

Interest paid on:
Interest bearing demand
deposits	(1,090)	(4,189)	(5,279)	388	(169)	219
Savings deposits	217	(15)	202	(1)	153	152
Time deposits	2,062	(3,938)	(1,876)	3,082	2,531	5,613
Short-term borrowings	740	(3,170)	(2,430)	(1,786)	(4)	(1,790)
Long-term borrowings and
subordinated debentures	8,316	(1,841)	6,475	3,731	13	3,744
Total interest paid on
interest bearing liabilities	10,245	(13,153)	(2,908)	5,414	2,524	7,938

Net interest income	$4,353	$590	$4,943	$3,382	$(757)	$2,625

Noninterest Income

Noninterest income from continuing operations totaled 0.19%, 0.57%, and 0.31%, of average assets in 2008, 2007 and 2006 respectively.  Noninterest income from continuing operations totaled $2,868,000 in 2008, compared to $7,357,000 in 2007 and $3,633,000 in 2006, with service fees from deposit accounts and insurance commissions being the primary positive components.  During 2008, we recorded an other-than-temporary impairment charge on securities of $7,060,000.  Further detail regarding noninterest income from continuing operations is reflected in the following table.

Noninterest Income - Continuing Operations
Dollars in thousands	2008	2007	2006
Insurance commissions	$5,139	$2,876	$924
Service fees	3,246	3,004	2,758
Securities (losses)	(6)	-	-
Other-than-temporary impairment of securities	(7,060)	-	-
Net cash settlement on interest rate swaps	(170)	(727)	(534)
Change in fair value of interest rate swaps	705	1,478	(90)
Gain (loss) on sale of assets	126	(33)	(46)
Other	888	759	622
Total	$2,868	$7,357	$3,634

Insurance commissions:  The increase in both 2008 and 2007 are due to our acquisition of the Kelly Agencies, two insurance agencies specializing in group health, life and disability benefit plans in July, 2007.

Service fees:  Total service fees increased 8.1% in 2008 and 8.9% in 2007 primarily as a result of increases in overdraft and nonsufficient funds (NSF) fees due to an increased overdraft usage by customers and a change in our fee structure during 2007.

Other-than-temporary impairment of securities: During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million pre-tax, equivalent to $4.0 million after-tax, related to $8.0 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and a $0.7 million impairment charge on our investment in Greater Atlantic Financial Corp.’s common stock .

Change in fair value of derivative instruments:  During 2008, we realized a $705,000 gain on derivative instruments upon termination of interest rate swaps that did not qualify for hedge accounting.  During 2007, $1,478,000 change in fair value was attributable to the expectation of falling short-term market interest rates which positively impacts the fair value of related derivative instruments.

Gains/Losses on sales of assets:  These items are primarily a result of sales of foreclosed properties.

Noninterest Expense

Noninterest expense for continuing operations was well controlled in both 2008 and 2007.  These expenses totaled $29,434,000, $25,098,000 and $21,609,000, or 1.9%, 1.9%, and 1.8% of average assets for each of the years ended December 31, 2008, 2007 and 2006, respectively.  Total noninterest expense for continuing operations increased $4,336,000 in 2008 compared to 2007, and  $3,489,000 in 2007 compared to 2006.  Table III below shows the breakdown of these increases.

Salaries and employee benefits:  Salaries and employee benefits increased 14.7% during 2008 compared to 2007.  The additional salaries and benefit costs associated with the Kelly Agencies was generally offset by reductions in performance-based incentive payments throughout the Company.  These expenses increased 23.6% in 2007 primarily due to increased staffing as a result of the acquisition of the Kelly Agencies.

Net occupancy and Equipment expense:  The increases in net occupancy and equipment expense for 2008 and 2007 are attributed to increased facility costs as a result of acquiring the Kelly Agencies in 2007.

Other:  Other expenses increased $1,701,000 or 36.7% during 2008.  The two largest contributors to this increase were 1) FDIC assessment, which totaled $744,000 in 2008 compared to $290,000 in 2007 due to an increase in assessment rates by the FDIC and 2) $681,000 of expenses related to the termination during 2008 of the merger agreement with Greater Atlantic Financial Corp.

Table III - Noninterest Expense - Continuing Operations
		Change			Change
Dollars in thousands	2008	$	%	2007	$	%	2006
Salaries and employee benefits	$16,762	$2,154	14.7%	$14,608	$2,787	23.6%	$11,821
Net occupancy expense	1,870	112	6.4%	1,758	201	12.9%	1,557
Equipment expense	2,173	169	8.4%	2,004	103	5.4%	1,901
Supplies	925	54	6.2%	871	74	9.3%	797
Professional fees	723	28	4.0%	695	(198)	-22.2%	893
Advertising	289	18	6.6%	271	(13)	-4.6%	284
Amortization of intangibles	351	100	39.8%	251	100	66.2%	151
Other	6,341	1,701	36.7%	4,640	434	10.3%	4,206
Total	$29,434	$4,336	17.3%	$25,098	$3,488	16.1%	$21,610

Income Tax Expense/Benefit

Income tax expense/benefit for continuing operations for the three years ended December 31, 2008, 2007 and 2006 totaled ($291,000), $5,734,000, and $5,018,000, respectively.   Refer to Note 14 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Total average assets in 2008 were $1,518,052,000, an increase of 16.9% over 2007's average of $1,299,042,000.  Average assets grew 10.3% in 2007, from $1,177,575,000 in 2006.  This growth principally occurred in our loan portfolio in both years.  Significant changes in the components of our balance sheet in 2008 and 2007 are discussed below.

Loan Portfolio

Table IV depicts loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table IV - Loans by Type
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$130,106	10.7%	$92,599	8.7%	$69,470	7.5%	$63,206	7.9%	$53,226	8.7%
Commercial real estate, land development, and construction	667,729	55.2%	609,748	57.4%	530,018	57.3%	407,435	50.8%	283,547	46.6%
Residential mortgage	376,026	31.0%	322,640	30.3%	282,512	30.5%	285,241	35.6%	223,690	36.7%
Consumer	31,519	2.6%	31,956	3.0%	36,455	3.9%	36,863	4.6%	38,948	6.4%
Other	6,061	0.5%	6,641	0.6%	6,969	0.8%	8,598	1.1%	9,605	1.6%

Total loans	$1,211,441	100.0%	$1,063,584	100.0%	$925,424	100.0%	$801,343	100.0%	$609,016	100.0%

Total net loans averaged $1,136,336,000 in 2008 compared to $972,386,000 in 2007, which represented 74.9% of total average assets for both years.  The increase in the dollar volume of loans was primarily attributable to our growth mode.  This trend will not continue due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2008.

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are disclosed in Note 16 of the accompanying consolidated financial statements but not reflected in the accompanying consolidated financial statements.  There have been no significant changes in these types of commitments and contingent liabilities and we do not anticipate any material losses as a result of these commitments.

Securities

Securities comprised approximately 21.6% of total assets at December 31, 2008 compared to 20.9% at December 31, 2007.  Average securities approximated $314,620,000 for 2008 or 17.7% more than 2007's average of $267,250,000. Refer to Note 6 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

  All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to SFAS No. 115, anytime that we carry a security with an unrealized loss that has been determined to be “other than temporary”, we must recognize that loss in income.  During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million pre-tax, equivalent to $4.0 million after-tax, related to $8.0 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation that we continue to own with a book value of $103,000.  The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to our determination that these securities are other-than-temporarily impaired.  We also recognized an other-than-temporary impairment charge of $0.7 million (the entire amount) on our investment in Greater Atlantic Financial Corp. stock, which we continue to own.

At December 31, 2008 we had $10.0 million in unrealized losses related to residential mortgage backed securities issued by nongovernment sponsored entities. We monitor the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, we only hold the most senior tranches of each issue which provides protection against defaults. We attribute the unrealized loss on these mortgage backed securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

At December 31, 2008, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2008, together with the weighted average yields for each range of maturity, is summarized in Table V.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

Table V - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
At amortized cost, dollars in thousands	one year		five years		ten years		ten years

U. S. Government agencies
and corporations	$3,741	4.5%	$8,769	4.9%	$17,453	5.1%	$6,971	5.4%
Residential mortgage backed securities:
Government sponsored agencies	52,645	5.3%	56,858	5.3%	25,799	5.6%	11,773	5.7%
Nongovernment sponsored entities	15,793	6.3%	47,657	6.5%	22,884	6.2%	9,234	5.6%
State and political
subdivisions	776	4.2%	6,176	6.6%	12,978	6.7%	30,447	6.5%
Corporate debt securities	-	-	349	6.8%	-	-	-	-
Other	-	-	-	-	-	-	395	-

Total	$72,955	5.5%	$119,809	5.8%	$79,114	5.9%	$58,820	6.0%

Deposits

Total deposits at December 31, 2008 increased $137,163,000 or 16.6% compared to December 31, 2007.  Average interest bearing deposits increased $20,454,000, or 2.6% during 2008.  We have strengthened our focus on growing retail deposits, which is reflected by their steady growth over the past two years, increasing 2.6% in 2008 and 7.1% in 2007.  Wholesale deposits, which represent brokered certificates of deposit acquired through a third party, increased 68.1% to $296,589,000 at December 31, 2008.  These deposits totaled $176,391,000 at December 31, 2007, a decrease of 36.9% from 2006.  During 2008, the pricing of brokered certificates of deposits was more favorable when compared to other wholesale funding sources, and were used to pay off short term Federal Home Loan Bank advances.  Our decreased utilization of brokered deposits during 2007 was due to favorable pricing of other alternative wholesale funding sources, including wholesale reverse repurchase agreements.

Deposits
Dollars in thousands	2008	2007	2006	2005	2004
Noninterest bearing demand	$69,808	$65,727	$62,591	$62,617	$55,402
Interest bearing demand	156,990	222,825	220,167	200,638	122,355
Savings	61,689	40,845	47,984	44,681	50,428
Certificates of deposit	347,444	291,294	249,952	211,032	217,863
Individual Retirement Accounts	33,330	31,605	28,370	26,231	25,298
Retail deposits	669,261	652,296	609,064	545,199	471,346
Wholesale deposits	296,589	176,391	279,623	128,688	53,268
Total deposits	$965,850	$828,687	$888,687	$673,887	$524,614

See Table I for average deposit balance and rate information by deposit type for 2008, 2007 and 2006 and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2008.

Borrowings

Lines of Credit:  We have available lines of credit from various correspondent banks totaling $18,501,000 at December 31, 2008.  These lines are utilized when temporary day to day funding needs arise.  They are reflected on the consolidated balance sheet as short-term borrowings.  We also have remaining available lines of credit from the Federal Home Loan Bank totaling $188,279,000 at December 31, 2008.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $23 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2008, which is primarily secured by consumer loans.

Short-term Borrowings: Total short-term borrowings decreased $18,955,000 from $172,055,000 at December 31, 2007 to $153,100,000 at December 31, 2008.  These borrowings were principally replaced with brokered certificates of deposits.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings: Total long-term borrowings of $392,748,000 at December 31, 2008, consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank increased $65,123,000 to $260,111,000 compared to the $194,988,000 outstanding at December 31, 2007.  We have a term loan with an unrelated financial institution that is secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, and matures in 2017.  The outstanding balance of this term loan was $12,637,000 and $10,750,000 at December 31, 2008 and 2007, respectively.  During 2008, $10 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and it is not prepayable by us within the first two and one half years.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  Long term borrowings were principally used to fund our loan growth.  Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

ASSET QUALITY
During 2007, certain of our customers began experiencing difficulty making timely payments on their loans.  Due to current declining economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  While management anticipates loan delinquencies will remain higher than historical levels for the foreseeable future, we anticipate that nonperforming assets will remain elevated in the near term.

Table VI presents a summary of non-performing assets of continuing operations at December 31, as follows:

Table VI - Nonperforming Assets

Dollars in thousands	2008	2007	2006	2005	2004
Nonaccrual loans	$46,930	$2,917	$638	$583	$532
Accruing loans past due
90 days or more	1,039	7,416	4,638	799	140
Total nonperforming loans	47,969	10,333	5,276	1,382	672

Foreclosed properties and
repossessed assets	8,113	2,058	77	285	646
Nonaccrual securities	-	-	-	-	349
Total nonperforming assets	$56,082	$12,391	$5,353	$1,667	$1,667

Total nonperforming loans
as a percentage of total loans	3.97%	0.97%	0.57%	0.17%	0.11%

Total nonperforming assets
as a percentage of total assets	3.45%	0.86%	0.43%	0.15%	0.19%

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days

Dollars in thousands	12/31/2008	12/31/2007

Commercial	$114	$264
Commercial real estate	195	1,604
Construction and development	2,722	997
Residential real estate	5,009	4,485
Consumer	824	1,335
Total	$8,864	$8,685

Total nonaccrual loans and accruing loans past due 90 days or more increased from $10,333,000 at December 31, 2007 to $47,969,000 at December 31, 2008.  The following table shows our nonperforming loans by category as of December 31, 2008 and 2007.

Nonperforming Loans by Type

Dollars in thousands	2008	2007
Commercial	$199	$716
Commercial real estate	24,323	4,346
Land development and construction	18,382	2,016
Residential real estate	4,986	3,012
Consumer	79	243
Total	$47,969	$10,333

Commercial real estate nonperforming:  One borrower -- a hotel, conference and golf course facility near Front Royal, Virginia -- comprises 98% of the balance of nonperforming commercial real estate loans at December 31, 2008.  The debtor has filed for bankruptcy reorganization, and we expect this problem credit to be resolved within the next 12 months.

Land development and construction nonperforming:  Approximately 82% of our nonperforming land development and construction loans are comprised of three credits related to residential development projects, as follows:

		Balance
Description	Location	(in millions)
Residential lots	Front Royal, VA	$2.2
Residential subdivision and acreage	Berkeley County, WV	3.4
Residential subdivision	Berkeley County, WV	9.5

Residential real estate nonperforming:  Nonperforming residential real estate loans increased during 2008 as many borrowers have been unable to make their payments due to a range of factors stemming from current recessionary economic conditions.

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.  Refer to Note 8 of the accompanying consolidated financial statements for a discussion of impaired loans which are included in the above balances.

As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 6.20% at December 31, 2007 to 9.18% at December 31, 2008.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally classified loans at December 31, 2008 occurred throughout our portfolios of real estate related loans, as shown in the table below, as several of these loans have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.

Internally Classified Loans
	Balance at December 31,
Dollars in thousands	2008	2007
Commerical	$984	$1,754
Commercial real estate	30,435	10,987
Land development & construction	60,589	41,906
Residential real estate	18,405	10,783
Consumer	633	539
Total	$111,046	$65,969

Included in the net balance of loans are nonaccrual loans amounting to $46,930,000 and $2,917,000 at December 31, 2008 and 2007, respectively.  If these loans had been on accrual status throughout 2008, the amount of interest income that we would have recognized would have been $3,110,000.  The actual amount of interest income recognized in 2008 on these loans was $1,181,000.

In addition to nonperforming loans discussed above, we have also identified approximately $40 million of potential problem loans at December 31, 2008 related to 9 relationships.  These potential problem loans are loans that were performing at December 31, 2008, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

The allocated portion of the allowance for loan losses is established on a loan-by-loan and pool-by-pool basis.  The unallocated portion is for inherent losses that probably exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective processes we utilize to identify probable and estimable losses.  This unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which we operate.  The entire allowance for loan losses was allocated at December 31, 2008 and 2007.  At December 31, 2006, the unallocated portion of the allowance approximated $120,000 or 1.6% of the total allowance.  This unallocated portion of the allowance is considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio and our assessment of the economic environment in which we operate.  More specifically, while loan quality remains good, the subsidiary bank has typically experienced greater losses within certain homogeneous loan pools when our market area has experienced economic downturns or other significant negative factors or trends, such as increases in bankruptcies, unemployment rates or past due loans.

At December 31, 2008 and 2007, our allowance for loan losses totaled $16,933,000, or 1.40% of total loans and $9,192,000, or 0.86% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.  Table VII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table VII - Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$546	10.7%	$543	8.7%	$367	7.5%	$270	7.9%	$187	8.7%
Commercial real estate, land development, and construction	12,241	55.2%	5,922	57.3%	5,209	57.3%	4,232	50.8%	2,462	46.6%
Residential real estate	3,458	31.0%	1,991	30.4%	1,057	30.5%	979	35.6%	1,376	36.7%
Consumer	427	2.6%	451	3.0%	561	3.9%	580	4.6%	1,016	6.4%
Other	261	0.5%	285	0.6%	197	0.8%	47	1.1%	-	1.6%
Unallocated	-	-	-	-	120	-	4	-	32	-
	$16,933	100.0%	$9,192	100.0%	$7,511	100.0%	$6,112	100.0%	$5,073	100.0%

    At December 31, 2008, we had approximately $8,113,000 in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosures have increased during 2008, we do not anticipate any significant losses on the property currently held in other real estate owned.

    A reconciliation of the activity in the allowance for loan losses follows:

TABLE VIII - ALLOWANCE FOR LOAN LOSSES

Dollars in thousands	2008	2007	2006	2005	2004

Balance, beginning of year	$9,192	$7,511	$6,112	$5,073	$4,681
Losses:
Commercial	198	50	32	36	142
Commercial real estate	1,131	154	185	-	336
Construction and development	4,529	80
Real estate - mortgage	1,608	618	35	60	5
Consumer	375	216	200	173	208
Other	203	160	289	364	286
Total	8,044	1,278	741	633	977
Recoveries:
Commercial	4	2	1	6	19
Commercial real estate	17	13	46	41	27
Construction and development	-	20	-	-	-
Real estate - mortgage	64	15	7	-	9
Consumer	72	58	62	56	109
Other	128	104	179	274	155
Total	285	212	295	377	319
Net losses	7,759	1,066	446	256	658
Provision for loan losses	15,500	2,055	1,845	1,295	1,050
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	692	-	-	-
Balance, end of year	$16,933	$9,192	$7,511	$6,112	$5,073

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank, which totaled approximately $174,167,000 or 10.7% of total consolidated assets at December 31, 2008.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  Core deposits increased $17 million in 2008, while loans increased approximately $147 million.  This caused us to rely on other wholesale funding vehicles, primarily brokered deposits to fund loan growth.  As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $591 million.  As of December 31, 2008 and 2007, these advances totaled approximately $402 million and $354 million, respectively.  At December 31, 2008, we had additional borrowing capacity of $188 million through FHLB programs.  We also have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines.  These available lines totaled $18.5 million at December 31, 2008.  We also have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at December 31, 2008 was approximately $23 million, which is secured by a pledge of our consumer loan portfolio.  In early March 2009, we expanded this line by pledging our commercial and industrial loans, increasing our total availability to $116 million.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2008, we spent approximately $1.9 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $2 million in 2009, primarily for building construction, furniture and equipment related to a new banking office presently under construction in Leesburg, Virginia.

Management anticipates that the Company’s near term growth in assets to be very nominal in comparison with that of recent prior years due to the present recessionary economic environment and our limited excess capital resources.

Capital Compliance:  Our capital position has tightened as a result of our continued growth and the significant reductions in our earnings over the past two years.  Stated as a percentage of total assets, our equity ratio was 5.4% and 6.2% at December 31, 2008 and 2007, respectively.  At December 31, 2008, Summit’s parent holding company had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $24.7 million, $0.5 million, and $20.0 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $39.4 million, $5.3 million, $35.3 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 17 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During first quarter 2008, we issued $10 million of subordinated debentures which qualifies as Tier 2 capital.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.  In addition, we are presently considering and evaluating the possibility of raising additional capital, including the issuance of convertible preferred stock and additional subordinated debentures.

Stock Repurchases:  In August 2006, our Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of our stock.  During 2008, we did not repurchase any shares under this plan, and no further share repurchases are presently contemplated.

Issuance of Trust Preferred Securities:  Under Federal Reserve Board guidelines, we had the ability to issue an additional $6.3 million of trust preferred securities as of December 31, 2008 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  Cash dividends per share were $0.36 and $0.34 in 2008 and 2007, respectively, representing dividend payout ratios of 116.0% and 38.1% for 2008 and 2007, respectively.  Future cash dividends will depend on the earnings,and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2009, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $15,039,000, plus net income for the interim periods through the date of declaration.

Legal Contingencies:  We are involved in various legal actions arising in the ordinary course of business.  In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.  Refer to Note 16 of the accompanying consolidated financial statements for a discussion of our current litigation.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2008.  The operating lease obligations include leases for both continuing and discontinued operations, as we remain obligated to pay the lease until mid-2009 of one property that was used by Summit Mortgage.

	Long Term
	Debt and
	Subordinated	Operating
Dollars in thousands	Debentures	Leases
2009	$83,911	$632
2010	76,481	228
2011	32,459	148
2012	64,915	149
2013	40,080	119
Thereafter	114,491	22
Total	$412,337	$1,298

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2008 are presented in the following table.  Refer to Note 16 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Commitments to extend credit:
Dollars in thousands
Revolving home equity and
credit card lines	$45,097
Construction loans	65,271
Other loans	42,191
Standby letters of credit	10,584
Total	$163,143

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2008, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2008.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in Interest Rates	Estimated % Change in Net Interest Income Over:
Basis points	0 - 12 Months	13 - 24 Months
Down 100 (1)	0.74%	2.77%
Up 100 (1)	-2.15%	-3.21%
Up 200 (1)	-4.16%	-6.57%
Up 200, flattening yield curve (2)	-4.32%	-3.27%

(1) assumes a parallel shift in the yield curve
(2) assumes flattening curve whereby short term rates increase by 200 basis points while long term rates increase soas to bear the same average relationship to short term rates that existed during 2005 thru 2007, the last extended period of a flat yield curve environment.

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

We, as management of Summit Financial Group, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles and in conformity with the Federal Financial Institutions Examination Council instructions for consolidated Reports of Condition and Income (call report instructions).  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Mangagement assessed compliance with the designated laws and regulations relating to safety and soundness.  Based on this assessment, management believes that Summit complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2008.

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
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have examined management’s assertion, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting, that Summit Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Summit Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on management’s assertion based on our examination.

We conducted our examination in accordance with attestation standards established by the American  Institute of Certified Public Accountants.    Those standards require that we plan and perform the examination to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our examination included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our examination also included performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Financial Group, Inc.  maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Summit Financial Group, Inc. and our report dated March 13, 2009 expressed an unqualified opinion.

We were not engaged to and we have not performed any procedures with respect to management’s assertion regarding compliance with laws and regulations included in the accompanying Report of Management.  Accordingly, we do not express any opinion, or any other form of assurance on management’s assertion regarding compliance with laws and regulations.

This report is intended solely for the information and use of the board of directors and management of Summit Financial Group, Inc. and its regulatory agency and is not intended to be and should not be used by anyone other than those specified parties.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 13, 2009

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of Summit’s internal control over financial reporting.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 13, 2009

Consolidated Balance Sheets
Dollars in thousands	December 31,
	2008	2007

ASSETS
Cash and due from banks	$11,356	$21,285
Interest bearing deposits with other banks	108	77
Federal funds sold	2	181
Securities available for sale	327,606	283,015
Other investments	23,016	17,051
Loan held for sale, net	978	1,377
Loans, net	1,192,157	1,052,489
Property held for sale, net	8,110	2,058
Premises and equipment, net	22,434	22,130
Accrued interest receivable	7,217	7,191
Intangible assets	9,704	10,055
Other assets	24,428	18,413
Assets related to discontinued operations	-	214
Total assets	$1,627,116	$1,435,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$69,808	$65,727
Interest bearing	896,042	762,960
Total deposits	965,850	828,687
Short-term borrowings	153,100	172,055
Long-term borrowings	392,748	315,738
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	8,585	9,241
Liabilities related to discontinued operations	-	806
Total liabilities	1,539,872	1,346,116
Commitments and Contingencies

Shareholders' Equity
Common stock and related surplus, $2.50 par value; authorized 20,000,000;
issued 2008 - 7,415,310 shares; 2007 - 7,408,941 shares	24,453	24,391
Retained earnings	64,709	65,077
Accumulated other comprehensive income	(1,918)	(48)
Total shareholders' equity	87,244	89,420

Total liabilities and shareholders' equity	$1,627,116	$1,435,536

                                         See notes to consolidated financial statements

Consolidated Statements of Income
Dollars in thousands (except per share amounts)	For the Year Ended December 31,
	2008	2007	2006
Interest income
Interest and fees on loans
Taxable	$77,055	$77,424	$68,231
Tax-exempt	460	487	425
Interest and dividends on securities
Taxable	13,707	11,223	9,404
Tax-exempt	2,254	2,199	2,158
Interest on interest bearing deposits with other banks	4	14	26
Interest on Federal Funds sold	4	37	34
Total interest income	93,484	91,384	80,278
Interest expense
Interest on deposits	27,343	34,296	28,312
Interest on short-term borrowings	2,392	4,822	6,612
Interest on long-term borrowings and subordinated debentures	19,674	13,199	9,455
Total interest expense	49,409	52,317	44,379
Net interest income	44,075	39,067	35,899
Provision for loan losses	15,500	2,055	1,845
Net interest income after provision for loan losses	28,575	37,012	34,054
Noninterest income
Insurance commissions	5,139	2,876	924
Service fees	3,246	3,004	2,758
Mortgage origination revenue	94	134	-
Realized securities (losses)	(6)	-	-
Other-than-temporary impairment of securities	(7,060)	-	-
Net cash settlement on interest rate swaps	(170)	(727)	(534)
Change in fair value of interest rate swaps	705	1,478	(90)
Gain (loss) on sale of assets	126	(33)	(47)
Writedown of OREO	(196)	(250)	-
Other	990	875	622
Total noninterest income	2,868	7,357	3,633
Noninterest expenses
Salaries and employee benefits	16,762	14,608	11,821
Net occupancy expense	1,870	1,758	1,557
Equipment expense	2,173	2,004	1,901
Supplies	925	871	797
Professional fees	723	695	892
Merger abandonment expense	682	-	-
Amortization of intangibles	351	251	151
Other	5,948	4,911	4,490
Total noninterest expenses	29,434	25,098	21,609
Income before income tax expense	2,009	19,271	16,078
Income tax expense (benefit)	(291)	5,734	5,018
Income from continuing operations	2,300	13,537	11,060
Discontinued operations
Exit costs and impairment of long-lived assets	-	(312)	(2,480)
Operating income(loss)	-	(10,347)	(1,750)
Income from discontinued operations before income tax expense (benefit)	-	(10,659)	(4,230)
Income tax expense(benefit)	-	(3,578)	(1,427)
Income from discontinued operations	-	(7,081)	(2,803)

Net Income	$2,300	$6,456	$8,257

Basic earnings per common share from continuing operations	$0.31	$1.87	$1.55
Basic earnings per common share	$0.31	$0.89	$1.16

Diluted earnings per common share from continuing operations	$0.31	$1.85	$1.54
Diluted earnings per common share	$0.31	$0.88	$1.15

                                         See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

	Common			Accumulated	Total
	Stock and	Retained		Other	Shareholders'
	Related	Earnings	Treasury	Comprehensive	Equity
Dollars in thousands (except per share amounts)	Surplus	(Restated)	Stock	Income	(Restated)
Balance, December 31, 2005	$18,857	$55,102	$-	$(1,268)	$72,691
Comprehensive income:
Net income	-	8,257	-	-	8,257
Other comprehensive income,
net of deferred tax expense of $214:
Net unrealized gain on
securities of $917, net
of reclassification adjustment
for gains included in net
income of ($0)	-	-	-	917	917
Total comprehensive income					9,174
Exercise of stock options	188	-	-	-	188
Repurchase of common stock	(1,024)	-	-		(1,024)
Cash dividends declared ($0.32 per share)	-	(2,276)	-	-	(2,276)
Balance, December 31, 2006	18,021	61,083	-	(351)	78,753
Comprehensive income:
Net income	-	6,456	-	-	6,456
Other comprehensive income,
net of deferred tax expense of $186:
Net unrealized gain on
securities of $304, net
of reclassification adjustment
for gains included in net
income of ($0)	-	-	-	303	303
Total comprehensive income					6,759
Issuance of 317,686 shares at $19.93 per share	6,331	-	-	-	6,331
Exercise of stock options	141	-	-	-	141
Repurchase of common stock	(102)	-	-	-	(102)
Cash dividends declared ($0.34 per share)	-	(2,462)	-	-	(2,462)
Balance, December 31, 2007	24,391	65,077	-	(48)	89,420
Comprehensive income:
Net income	-	2,300	-	-	2,300
Other comprehensive income,
net of deferred tax (benefit) of ($1,146):
Net unrealized (loss) on
securities of ($1,864), net
of reclassification adjustment
for losses included in net
income of ($6)	-	-	-	(1,870)	(1,870)
Total comprehensive income					430
Exercise of stock options	15	-	-	-	15
Stock compensation expense	12	-	-	-	12
Repurchase of common stock	35	-	-	-	35
Cash dividends declared ($0.36 per share)	-	(2,668)	-	-	(2,668)
Balance, December 31, 2008	$24,453	$64,709	$-	$(1,918)	$87,244
                                         See notes to consolidated financial statements

Consolidated Statements of Cash Flows	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,300	$6,456	$8,257
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation	1,602	1,524	1,769
Provision for loan losses	15,500	2,305	2,515
Stock compensation expense	12	32	44
Deferred income tax (benefit)	(5,745)	225	(1,535)
Loans originated for sale	(5,961)	(17,902)	(234,047)
Proceeds from loans sold	6,420	25,315	249,967
(Gains) on loans sold	(60)	(362)	(7,764)
Security losses	6	-	-
Change in fair value of derivative instruments	(705)	(1,478)	90
Writedown of preferred stock and GAFC stock	7,060	-	-
Writedown of fixed assets to fair value & exit costs accrual of discontinued operations	-	312	2,480
(Gain) loss on disposal of premises, equipment and other assets	(126)	33	47
Amortization of securities premiums (accretion
of discounts), net	(519)	(176)	65
Amortization of goodwill and purchase
accounting adjustments, net	363	263	163
Tax benefit of exercise of stock options	6	46	71
(Increase) in accrued interest receivable	(26)	(843)	(1,512)
(Increase) decrease in other assets	(2,337)	(1,964)	553
Increase (decrease) in other liabilities	2,575	(477)	795
Net cash provided by operating activities	20,365	13,309	21,958
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of
securities available for sale	22,944	28,610	14,370
Proceeds from sales of securities available for sale	1,141	-	-
Principal payments received on securities available for sale	30,858	28,137	25,363
Purchases of securities available for sale	(112,086)	(103,987)	(66,022)
Purchases of other investments	(15,232)	(16,387)	(14,695)
Redemption of Federal Home Bank Loan Stock	12,257	12,099	18,264
Net decrease in federal funds sold	179	336	3,133
Net loans made to customers	(163,971)	(140,958)	(125,059)
Purchases of premises and equipment	(1,940)	(1,187)	(1,780)
Proceeds from sales of premises, equipment and other assets	2,889	170	305
Proceeds from (purchase of) interest bearing deposits with other banks	(31)	194	1,266
Purchases of life insurance contracts	-	-	(880)
Net cash acquired in acquisitions	-	233	-
Proceds from early termination of interest rate swap	212	-	-
Net cash (used in) investing activities	(222,780)	(192,740)	(145,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposit,
NOW and savings accounts	(40,910)	(1,347)	22,795
Net increase (decrease) in time deposits	178,071	(58,721)	191,954
Net increase (decrease) in short-term borrowings	(18,955)	111,627	(121,600)
Proceeds from long-term borrowings	131,281	162,948	63,342
Repayments of long-term borrowings	(54,377)	(23,320)	(39,991)
Exercise of stock options	9	63	72
Dividends paid	(2,668)	(2,462)	(2,276)
Repurchase of common stock	-	(103)	(1,024)
Reinvested dividends	35	-	-
Net cash provided by financing activities	192,486	188,685	113,272
Increase (decrease) in cash and due from banks	(9,929)	9,254	(10,505)
Cash and due from banks:
Beginning	21,285	12,031	22,536
Ending	$11,356	$21,285	$12,031

                                         See notes to consolidated financial statements

Consolidated Statements of Cash Flows-continued	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$49,347	$51,259	$44,137
Income taxes	$4,190	$3,472	$4,991

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$8,802	$2,389	$86

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

Impairment assessment: Impairment exists when the fair value of a security is less than its cost.  Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  We perform a quarterly assessment of the debt and equity securities in our investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  This determination requires significant judgment.  Impairment is considered other-than-temporary when it becomes probable that we will be unable to recover the cost of an investment.  This assessment takes into consideration factors such as the length of time and the extent to which the market value have been less than cost, the financial condition and near term prospects of the issuer including events specific to the issuer or industry, defaults or deferrals of scheduled interest, principal or dividend payments, external credit ratings and recent downgrades, and our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The amount of the write down is included in other-than-temporary impairment of securities in the consolidated statements of income.  The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

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

Premises and equipment:  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2008, 2007, or 2006.

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

Advertising:  Advertising costs are expensed as incurred.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48) clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

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

During 2008 and 2007, we were party to instruments that qualified for fair-value hedge accounting and other instruments that were held for risk management purposes that did not qualify for hedge accounting.

Variable interest entities:  In accordance with FIN 46-R, Consolidation of Variable Interest Entities, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46-R, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of FIN 46-R do not require consolidation of subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46-R.  The adoption of the provisions of FIN 46-R has had no material impact on our results of operations, financial condition, or liquidity.  See Note 13 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures.

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

Fair value measurements:  We adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements effective January 1, 2008.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Available-for-Sale Securities:  Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Certain residential mortgage-backed securities issued by nongovernment entities are Level 3, due to the unobservable inputs used in pricing those securities.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2007 and 2006, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.	SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will significantly change how the acquisition method will be applied to business combinations.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141R will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  We will be required to prospectively apply SFAS 141R to all business combinations completed on or after January 1, 2009. Early adoption is not permitted.  We are currently evaluating SFAS 141R and have not determined the impact it will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interests” and should be reported as a component of equity. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.   SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133.  SFAS 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective January 1, 2009 and is not expected to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS 162 will not be a change in our current accounting practices; therefore, it will not have a material impact on the our consolidated financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. Early adoption is not permitted. We do not expect that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

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

Greater Atlantic and Summit then initiated negotiations towards a new agreement which was entered into and announced on June 10, 2008 (“New Agreement”).   Under the terms of the New Agreement, each holder of a share of Greater Atlantic common stock was entitled to receive, subject to the limitations and adjustments set forth in the New Agreement, the number of shares of Summit common stock equal to $4.00 divided by the average closing price of Summit’s common stock as reported on the NASDAQ Capital Market for the twenty (20) trading days before the closing of the merger.  In no event was each share of Greater Atlantic common stock to be exchanged for more than 0.328625 of a share of Summit common stock.  If, at closing, Greater Atlantic’s shareholders’ equity, adjusted to exclude accumulated other comprehensive income or loss and the effect of removing the benefit of net operating loss carryforwards from the net deferred tax assets, was less than $4,214,000 (which equaled Greater Atlantic’s shareholders’ equity at March 31, 2008), then the aggregate value of the merger consideration was to be reduced one dollar for each dollar that Greater Atlantic’s adjusted shareholders’ equity was less than $4,214,000.  For purposes of determining Greater Atlantic’s adjusted shareholders’ equity at closing, Greater Atlantic’s shareholders’ equity at closing was to be increased by the actual monthly operating losses, up to $250,000 per month, incurred by Greater Atlantic after March 31, 2008 and before September 1, 2008, the fees accrued or paid to Greater Atlantic’s financial advisor, and the fees accrued or paid to Greater Atlantic’s legal counsel up to $150,000.

The acquisition was also conditioned upon the following at close of the transaction:  (a) Greater Atlantic and GAB having minimum regulatory capital ratios of:  Tier 1 (core) capital equal to 4.0%, Tier 1 risk-based capital equal to 4.0% and total risk-based capital equal to 8.0%; (b) GAB’s ratio of the sum of non-performing loans, other real estate owned and net loans charged off after March 31, 2008, to total consolidated assets not exceeding 2.78%; and (c) Greater Atlantic’s allowance for loan losses being adequate in accordance with generally accepted accounting principles and applicable regulatory guidance, as determined by Summit with the concurrence of Greater Atlantic’s independent auditors.

As announced on December 16, 2008, we mutually agreed to terminate the New Agreement and Plan of Reorganization because one or more conditions to closing could not be met prior to December 31, 2008, the date on which either party could exercise the right to terminate.  Pursuant to the Termination Agreement, neither party shall have any liability or further obligation to any other party under the Merger Agreement.

NOTE 4.  FAIR VALUE MEASUREMENTS

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2008 is provided in the tables below.  See Note 1 for a discussion of our policies regarding this fair value hierarchy and valuation techniques.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$327,606	$-	$315,895	$11,711
Derivatives	16	-	16	-

Liabilities:
Derivatives	$18	$-	$18	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2008.  There were no gains or losses recorded in earnings attributable to unrealized gains or losses relating to those securities still held at December 31, 2008.

Dollars in thousands	Securities
Balance Jan. 1, 2008	$-
Unrealized gains/(losses) recorded in other comprehensive income	(25)
Purchases, issuances, and settlements	7,369
Transfers in and/or out of Level 3	4,367
Balance Dec. 31, 2008	$11,711

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2008	Level 1	Level 2	Level 3

Loans held for sale	$978	$-	$978	$-
Impaired loans	54,029	-	-	54,029

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $62,021,000, with a valuation allowance of $7,992,000, resulting in an additional provision for loan losses of $7,715,000 for the year ended December 31, 2008.

NOTE 5.  DISCONTINUED OPERATIONS

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

	December 31,
Dollars in thousands	2008	2007
Assets:
Loans held for sale, net	$-	$-
Loans, net	-	-
Property held for sale	-	-
Other assets	-	214
Total assets	$-	$214
Liabilities:
Accrued expenses and other liabilities	$-	$806
Total liabilities	$-	$806

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the years ended December 31, 2008, 2007, and 2006 is presented below.

Statements of Income from Discontinued Operations
	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
Interest income	$-	$131	$1,541
Interest expense	-	45	856
Net interest income	-	86	685
Provision for loan losses	-	250	670
Net interest income after provision for loan losses	-	(164)	15

Noninterest income
Mortgage origination revenue	-	812	19,741
(Loss) on sale of assets	-	(51)	-
Total noninterest income	-	761	19,741

Noninterest expense
Salaries and employee benefits	-	542	6,751
Net occupancy expense	-	(5)	689
Equipment expense	-	38	301
Professional fees	-	663	742
Postage	-	-	6,155
Advertising	-	98	4,678
Impairment of long-lived assets	-	-	621
Exit costs	-	312	1,859
Litigation settlement	-	9,250	-
Other	-	358	2,190
Total noninterest expense	-	11,256	23,986
Income (loss) before income tax expense	-	(10,659)	(4,230)
Income tax expense (benefit)	-	(3,578)	(1,427)
Income (loss) from discontinued operations	$-	$(7,081)	$(2,803)

During fourth quarter 2006, we recognized a charge of $621,000 to write down the fixed assets of Summit Mortgage to fair value.  We  disposed of those assets during 2007.  Also, we accrued $1,859,000 for exit costs, which are included in Liabilities Related to Discontinued Operations in the accompanying consolidated financial statements.  The balance related to this charge at December 31, 2008 is comprised of the following:

Dollars in thousands	Operating Lease Terminations	Vendor Contracts Terminations	Severance Payments	Total
Balance, December 31, 2007	$586	$-	$-	$586
Less:
Payments from the accrual	(586)	-	-	(586)
Addition to the accrual	-	-	-	-
Reversal of over accrual	-	-	-	-
Balance, December 31, 2008	$-	$-	$-	$-

NOTE 6.                      SECURITIES

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2008 and 2007, are summarized as follows:

	2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for sale
Taxable:
U. S. Government agencies
and corporations	$36,934	$1,172	$3	$38,103
Residential mortgage-backed securities:
Government-sponsored agencies	147,074	4,291	71	151,294
Nongovernment-sponsored entities	95,568	2,335	10,020	87,883
State and political subdivisions	3,760	19	-	3,779
Corporate debt securities	349	5	-	354
Other equity securities	293	-	-	293
Total taxable	283,978	7,822	10,094	281,706
Tax-exempt:
State and political subdivisions	46,617	639	1,459	45,797
Fannie Mae and Freddie Mac preferred stock	103	-	-	103
Total tax-exempt	46,720	639	1,459	45,900
Total	$330,698	$8,461	$11,553	$327,606

	2007
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for sale
Taxable:
U. S. Government agencies
and corporations	$45,871	$420	$77	$46,214
Residential mortgage-backed securities:
Government-sponsored agencies	117,039	1,073	668	117,444
Nongovernment-sponsored entities	63,799	221	683	63,337
State and political subdivisions	3,759	26	-	3,785
Corporate debt securities	1,348	18	30	1,336
Other equity securities	844	-	-	844
Total taxable	232,660	1,758	1,458	232,960
Tax-exempt:
State and political subdivisions	43,960	880	335	44,505
Fannie Mae and Freddie Mac preferred stock	6,470	-	920	5,550
Total tax-exempt	50,430	880	1,255	50,055
Total	$283,090	$2,638	$2,713	$283,015

During 2008, we recognized an other-than-temporary non-cash impairment charge of $6.4 million related to our investments in preferred stock issuances of Fannie Mae and Freddie Mac which we continue to own.  The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to our determination that these securities are other-than-temporarily impaired.  We also recognized an other-than-temporary impairment of $693,000 on our investment in Greater Atlantic Financial Corp. stock that we continue to own.

 We held 99 available for sale securities having an unrealized loss at December 31, 2008.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2008 and 2007.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, we believe that the decline in value is attributable to changes in market interest rates and not credit quality of the issuer and no additional impairment is warranted at this time.

	2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable:
U. S. Government agencies
and corporations	$1,240	$(3)	$-	$-	$1,240	$(3)
Residential mortgage-backed securities:
Government-sponsored agencies	7,542	(33)	5,327	(38)	12,869	(71)
Nongovernment-sponsored entities	45,940	(6,612)	16,932	(3,408)	62,872	(10,020)
Tax-exempt:
State and political subdivisions	19,797	(1,004)	2,481	(455)	22,278	(1,459)
Total temporarily impaired securities	$74,519	$(7,652)	$24,740	$(3,901)	$99,259	$(11,553)

	2007
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable:
U. S. Government agencies
and corporations	$6,010	$(35)	$8,031	$(42)	$14,041	$(77)
Residential mortgage-backed securities :
Government-sponsored agencies	18,443	(35)	37,273	(633)	55,716	(668)
Nongovernment-sponsored entities	20,045	(198)	23,612	(485)	43,657	(683)
Corporate debt securities	970	(30)	-	-	970	(30)
Tax-exempt:
State and political subdivisions	12,049	(320)	2,419	(15)	14,468	(335)
Other equity securties	5,378	(862)	173	(58)	5,551	(920)
Total temporarily impaired securities	$62,895	$(1,480)	$71,508	$(1,233)	$134,403	$(2,713)

The largest component of the unrealized loss at December 31, 2008 was $10.0 million related to residential mortgage backed securities issued by nongovernment sponsored entities. We monitor the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, we only hold the most senior traunches of each issue which provides protection against defaults. We attribute the unrealized loss on these mortgage backed securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2008
Securities available for sale	$1,141	$22,944	$30,858	$6	$12
	$1,141	$22,944	$30,858	$6	$12
2007
Securities available for sale	$12,099	$28,611	$28,137	$-	$-
	$12,099	$28,611	$28,137	$-	$-
2006
Securities available for sale	$18,264	$14,370	$25,363	$-	$-
	$18,264	$14,370	$25,363	$-	$-

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 30 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 7 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2008, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$72,955	$73,027
Due from one to five years	119,808	119,712
Due from five to ten years	79,115	78,329
Due after ten years	58,425	56,143
Equity securities	395	395
Total	$330,698	$327,606

At December 31, 2008 and 2007, securities with estimated fair values of $170,635,130 and $170,938,718, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

NOTE 7.     LOANS

Loans are summarized as follows:

Dollars in thousands	2008	2007
Commercial	$130,106	$92,599
Commercial real estate	452,264	384,478
Construction and development	215,465	225,270
Residential real estate	376,026	322,640
Consumer	31,519	31,956
Other	6,061	6,641
Total loans	1,211,441	1,063,584
Less unearned income	2,351	1,903
Total loans net of unearned income	1,209,090	1,061,681
Less allowance for loan losses	16,933	9,192
Loans, net	$1,192,157	$1,052,489

The following presents loan maturities at December 31, 2008:

		After 1
	Within	but within	After
Dollars in thousands	1Year	5 Years	5 Years
Commercial	$33,332	$63,267	$33,507
Commercial real estate	41,110	75,751	335,403
Construction and development	171,292	11,363	32,810
Residential real estate	33,507	32,859	309,660
Consumer	4,264	22,844	4,411
Other	405	1,061	4,595
	$283,910	$207,145	$720,386

Loans due after one year with:
Variable rates		$274,074
Fixed rates		653,457
		$927,531

Concentrations of credit risk: We grant commercial, residential and consumer loans to customers primarily located in the Eastern Panhandle and South Central regions of West Virginia, and the Northern region of Virginia.  Although we strive to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions.  Major employment within our market area is diverse, but primarily includes government, health care, education, poultry and various professional, financial and related service industries.  As of December 31, 2008, we had no concentrations of loans to any single industry in excess of 10% of loans.  We evaluate the credit worthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based upon this credit evaluation.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

(dollars in thousands)	2008	2007
Balance, beginning	$14,130	$14,874
Additions	3,170	4,409
Amounts collected	(4,037)	(5,441)
Other changes, net	138	288
Balance, ending	$13,401	$14,130

NOTE 8.     ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is as follows:

Dollars in thousands	2008	2007	2006

Balance, beginning of year	$9,192	$7,511	$6,112
Losses:
Commercial	198	50	32
Commercial real estate	1,131	154	185
Construction and development	4,529	80	-
Real estate - mortgage	1,608	618	35
Consumer	375	216	200
Other	203	160	289
Total	8,044	1,278	741
Recoveries:
Commercial	4	2	1
Commercial real estate	17	14	46
Construction and development	-	20	-
Real estate - mortgage	64	15	6
Consumer	72	57	63
Other	128	104	179
Total	285	212	295
Net losses	7,759	1,066	446
Provision for loan losses	15,500	2,055	1,845
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	692	-
Balance, end of year	$16,933	$9,192	$7,511

Our total recorded investment in impaired loans at December 31, 2008 and 2007 approximated $54,029,000 and $6,502,000, respectively.  The related allowance associated with impaired loans for 2008 and 2007 was approximately $7,992,000 and $1,586,000, respectively.  At December 31, 2008, $34,650,000 of the impaired loans had a related allowance while at December 31, 2007, all impaired loans had a related allowance.  Our average investment in such loans approximated $31,762,000, $5,856,000, and $2,197,000, for the years ended December 31, 2008, 2007, and 2006 respectively.  Impaired loans at December 31, 2008 and 2007 included loans that were collateral dependent, for which the fair values of the loans’ collateral were used to measure impairment.

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

   For the years ended December 31, 2008, 2007, and 2006, we recognized approximately $62,000, $191,000, and $82,000 in interest income on impaired loans after the date that the loans were deemed to be impaired.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

NOTE 9.        PROPERTY HELD FOR SALE

Property held for sale, consisting of foreclosed properties, was $8,110,000 and $2,058,000 at December 31, 2008 and December 31, 2007, respectively.

NOTE 10.     PREMISES AND EQUIPMENT

The major categories of premises and equipment and accumulated depreciation at December 31, 2008 and 2007 are summarized as follows:

Dollars in thousands	2008	2007
Land	$6,067	$6,067
Buildings and improvements	17,342	16,539
Furniture and equipment	12,682	11,722
	36,091	34,328
Less accumulated depreciation	13,657	12,198

Total premises and equipment	$22,434	$22,130

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 approximated $1,599,000, $1,520,000, and $1,554,000, respectively.

NOTE 11.                      INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2008 and determined that no impairment write-offs were necessary.

In addition, at December 31, 2008 and December 31, 2007, we had $806,186 and $957,338, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with SFAS 72 and $2,700,000 and $2,900,000 in unamortized identifiable customer intangible assets at December 31, 2008 and 2007, respectively.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2008	$6,198
Acquired goodwill, net	-

Balance, December 31, 2008	$6,198

	Other Intangible Assets
	December 31,
Dollars in thousands	2008	2007
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267
Less: accumulated amortization	1,461	1,310
Net carrying amount	$806	$957

Identifiable customer intangible assets
Gross carrying amount	$3,000	$3,000
Less: accumulated amortization	300	100
Net carrying amount	$2,700	$2,900

We recorded amortization expense of $351,000 for the year ended December 31, 2008 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2009 through 2013.  The remaining amortization period is 13.5 years.

NOTE 12.     DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2008 and 2007:

Dollars in thousands	2008	2007
Demand deposits, interest bearing	$156,990	$222,825
Savings deposits	61,689	40,845
Retail time deposits	380,774	322,899
Wholesale deposits	296,589	176,391
Total	$896,042	$762,960

Time certificates of deposit and Individual Retirement Account's (IRA’s) in denominations of $100,000 or more totaled $400,270,800 and $289,444,212 at December 31, 2008 and 2007, respectively.

Included in certificates of deposits are brokered certificates of deposit, which totaled $296,589,341 and $176,391,429 at December 31, 2008 and 2007, respectively.  Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 2008:

Dollars in thousands	Amount	Percent
Three months or less	$74,408	18.6%
Three through six months	53,724	13.4%
Six through twelve months	86,179	21.5%
Over twelve months	185,960	46.5%
Total	$400,271	100.0%

A summary of the scheduled maturities for all time deposits as of December 31, 2008, follows:

Dollars in thousands
2009	422,133
2010	118,771
2011	78,464
2012	52,916
2013	4,568
Thereafter	511
Total	$677,363

At December 31, 2008 and 2007, our deposits of related parties including directors, executive officers, and their related interests approximated $13,472,000 and $13,502,000, respectively.

NOTE 13.     BORROWED FUNDS

Our subsidiary banks are members of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $23 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2008, which is primarily secured by consumer loans.

At December 31, 2008, our subsidiary banks had combined additional borrowings availability of $188,279,315 from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2008, we had $18,501,322 borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2008
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$142,346	$1,613	$9,141
Average balance outstanding
for the year	106,308	3,208	2,867
Maximum balance outstanding
at any month end	146,821	11,458	9,141
Weighted average interest
rate for the year	2.13%	1.74%	2.37%
Weighted average interest
rate for balances
outstanding at December 31	0.57%	0.48%	0.85%

	2007
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$159,168	$10,370	$2,517
Average balance outstanding
for the year	86,127	7,005	2,305
Maximum balance outstanding
at any month end	159,168	11,080	3,047
Weighted average interest
rate for the year	4.03%	3.86%	7.45%
Weighted average interest
rate for balances
outstanding at December 31	3.80%	3.13%	6.75%

Federal funds purchased and repurchase agreements mature the next business day.  The securities underlying the repurchase agreements are under our control and secure the total outstanding daily balances.

Long-term borrowings:  Our long-term borrowings of $392,747,685 and $315,737,535 as of December 31, 2008 and 2007, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2008	2007
Long-term FHLB advances	$260,111	$194,988
Long-term reverse repurchase agreements	110,000	110,000
Subordinated debentures	10,000	-
Term loan	12,637	10,750
Total	$392,748	$315,738

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.   We have also issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2018.  The average interest rate paid on long-term borrowings during 2008 and 2007 approximated 4.62% and 5.11%, respectively.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at December 31, 2008 and 2007.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year EndingDecember 31,	Amount
2009	83,911
2010	76,481
2011	32,459
2012	64,915
2013	40,080
Thereafter	114,491
Total	$412,337

NOTE 14.     INCOME TAXES

The components of applicable income tax expense (benefit) for continuing operations for the years ended December 31, 2008, 2007 and 2006, are as follows:

Dollars in thousands	2008	2007	2006
Current
Federal	$5,110	$5,652	$5,133
State	344	437	524
	5,454	6,089	5,657
Deferred
Federal	(5,268)	(272)	(611)
State	(477)	(83)	(28)
	(5,745)	(355)	(639)
Total	$(291)	$5,734	$5,018

Reconciliation between the amount of reported continuing operations income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income from continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

		2008		2007	2006
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed
tax at applicable
statutory rate	$683	34	$6,552	34	$5,466	34

Increase (decrease)
in taxes
resulting from:
Tax-exempt interest
and dividends, net	(846)	(42)	(819)	(4)	(878)	(6)

State income
taxes, net of
Federal income
tax benefit	(88)	(4)	288	2	346	2
Other, net	(40)	(2)	(287)	(2)	84	1
Applicable income taxes of continuing operations	$(291)	(14)	$5,734	30	$5,018	31

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

Dollars in thousands	2008	2007
Deferred tax assets
Allowance for loan losses	$6,265	$3,402
Deferred compensation	1,067	993
Other deferred costs and accrued expenses	869	704
Net unrealized loss on securities and
other financial instruments	4,781	844
	12,982	5,943
Deferred tax liabilities
Depreciation	265	268
Accretion on tax-exempt securities	87	73
Purchase accounting adjustments
and goodwill	1,185	1,248
	1,537	1,589
Net deferred tax assets	$11,445	$4,354

In accordance with FIN 48, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2005, 2006, 2007, and 2008, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties, it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007.  The West Virginia State Tax Department concluded their examination of our 2003, 2004, and 2005 state tax returns during 2007 with no adjustments.  Tax years 2006 and 2007 remain subject to West Virginia State examination.

NOTE 15.     EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $498,000, $450,000, and $505,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2008, 2007 and 2006 were $384,000, $367,000, and $393,000, respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 279,702 and 254,023 shares of our common stock at December 31, 2008 and December 31, 2007, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2008 and 2007 were $1,853,880 and $1,435,877 respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2008 and 2007, the cash surrender value of these insurance contracts was $10,023,178 and $9,646,194, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

We transitioned to SFAS No. 123R using the modified prospective application method ("modified prospective application"). As permitted under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by us for periods prior to January 1, 2006.  During 2008, we recognized approximately $12,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $4,000.  At December 31, 2008, we had no compensation cost related to nonvested awards not yet recognized.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. There were no option grants in 2008.

A summary of activity in our Officer Stock Option Plan during 2006, 2007 and 2008 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding, December 31, 2005	361,740	$17.41
Granted	-	-
Exercised	(12,660)	5.75
Forfeited	-	-
Outstanding, December 31, 2006	349,080	$17.83
Granted	500	18.26
Exercised	(12,000)	5.26
Forfeited	-	-
Outstanding, December 31, 2007	337,580	$18.28
Granted	-	-
Exercised	(1,850)	4.81
Forfeited	-	-
Outstanding, December 31, 2008	335,730	$18.36

Exercisable Options:
December 31, 2008	335,330	$18.36
December 31, 2007	326,680	$18.30
December 31, 2006	321,080	$18.02

Other information regarding options outstanding and exercisable at December 31, 2008 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	69,750	$5.37	4.06	$253	69,750	$5.37	$253
6.01 - 10.00	31,680	9.49	7.00	-	31,680	9.49	-
10.01 - 17.50	3,500	17.43	5.17	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	8.00	-	51,900	17.79	-
20.01 - 25.93	178,500	25.19	6.57	-	178,500	25.19	-

	335,730	$18.36		$253	335,330	$18.36	$253

NOTE 16.  COMMITMENTS AND CONTINGENCIES

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2008	2007
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,097	$37,156
Construction loans	65,271	69,146
Other loans	42,191	45,324
Standby letters of credit	10,584	12,982
Total	$163,143	$164,608

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

Operating leases:  We occupy certain facilities under long-term operating leases for both continuing operations and discontinued operations.  The aggregate minimum annual rental commitments under those leases total approximately $632,000 in 2009, $228,000 in 2010, $148,000 in 2011, $149,000 in 2012 and $119,000 in 2013.  Total net rent expense included in the accompanying consolidated financial statements in continuing operations was $460,000 in 2008, $403,000 in 2007, and $292,000 in 2006.

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

NOTE 17.	REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiary banks.  Dividends paid by the subsidiary banks are subject to restrictions by banking regulations.  The most restrictive provision requires approval by their regulatory agencies if dividends declared in any year exceed the year’s net income, as defined, plus the net retained profits of the two preceding years.  During 2009, our subsidiaries have $15,039,000 plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2008, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank.  The required reserve balance was $50,000 at December 31, 2008.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to risk weighted assets)
Summit	$125,091	10.0%	$99,694	8.0%	$124,618	10.0%
Summit Community	129,369	10.4%	99,225	8.0%	124,031	10.0%
Tier 1 Capital (to risk weighted assets)
Summit	99,497	8.0%	49,847	4.0%	74,771	6.0%
Summit Community	113,841	9.2%	49,612	4.0%	74,418	6.0%
Tier 1 Capital (to average assets)
Summit	99,497	6.3%	47,707	3.0%	79,512	5.0%
Summit Community	113,841	7.2%	47,143	3.0%	78,571	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)
Summit	$108,167	10.0%	$86,162	8.0%	$107,703	10.0%
Summit Community	109,697	10.3%	85,488	8.0%	106,860	10.0%
Tier 1 Capital (to risk weighted assets)
Summit	98,975	9.2%	43,081	4.0%	64,622	6.0%
Summit Community	100,505	9.4%	42,744	4.0%	64,116	6.0%
Tier 1 Capital (to average assets)
Summit	98,975	7.3%	40,897	3.0%	68,161	5.0%
Summit Community	100,505	7.4%	40,520	3.0%	67,533	5.0%

NOTE 18.	EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
Dollars in thousands , except per share amounts	2008	2007	2006
Numerator for both basic and diluted earnings per share:
Income from continuing operations	$2,300	$13,537	$11,060
Income (loss) from discontinued operations	-	(7,081)	(2,803)
Net Income	$2,300	$6,456	$8,257

Denominator
Denominator for basic earnings
per share-weighted average
common shares outstanding	7,411,715	7,244,011	7,120,518
Effect of dilutive securities:
Stock options	35,276	59,380	62,763
	35,276	59,380	62,763
Denominator for diluted earnings
per share-weighted average
common shares outstanding and
assumed conversions	7,446,991	7,303,391	7,183,281

Basic earnings per share from continuing operations	$0.31	$1.87	$1.55
Basic earnings per share from discontinued operations	-	(0.98)	(0.39)
Basic earnings per share	$0.31	$0.89	$1.16

Diluted earnings per share from continuing operations	$0.31	$1.85	$1.54
Diluted earnings per share from discontinued operations	-	(0.97)	(0.39)
Diluted earnings per share	$0.31	$0.88	$1.15

Stock option grants are disregarded in this calculation if they are determined to be anti-dilutive.  At December 31, 2008, our anti-dilutive stock options totaled 69,750 shares, and at December 31, 2007 and 2006, our anti-dilutive stock options totaled 178,500 shares.

NOTE 19.                      DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair value hedges:  We primarily used receive-fixed interest rate swaps to hedge the fair values of certain fixed rate long term FHLB advances and certificates of deposit against changes in interest rates. These hedges were 100% effective, therefore there is no ineffectiveness reflected in earnings.  The net of the amounts earned on the fixed rate leg of the swaps and amounts due on the variable rate leg of the swaps are reflected in interest expense.

Other derivative activities:  We also have other derivative financial instruments which do not qualify as SFAS 133 hedge relationships.

We have entered into receive-fixed interest rate swaps on certain Federal Home Loan Bank ("FHLB") convertible select advances.  These swaps are held for risk management purposes and do not qualify for hedge accounting.  They are accounted for at fair value with the changes in fair value with the changes in fair value recorded on the income statement in noninterest income.  These swaps were unwound in January 2008 and we realized a $727,000 gain as a result of this transaction.

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

We had also entered into receive-fixed interest rate swaps with certain customers (“Customer Swaps”) who have a variable rate commercial real estate loan, but desire a long-term fixed interest rate.  The notional amount of each Customer Swap equaled the principal balance of the customer’s related commercial real estate loan.  Further, under the terms of each Customer Swap, the variable rate payment we paid the customer equaled the interest payment the customer pays us under the terms of their commercial real estate loan.  Accordingly, the customer’s fixed rate payment under the Customer Swap represents the customer’s effective borrowing cost.  In addition, to hedge the long-term interest rate risk associated with these transactions, we had entered into receive-variable interest rate swaps with an unrelated counterparty (“Counterparty Swap”) in notional amounts equaling the notional amounts of each related Customer Swap.  The amounts we paid to the unrelated counterparty under the fixed rate leg of each Counterparty Swap equaled the amount we receive from each customer under the fixed rate leg of their Customer Swap.  Gains and losses associated with both the Customer Swaps and Counterparty Swaps are included in other noninterest income on the consolidated statement of income.

A summary of our derivative financial instruments by type of activity follows:

December 31, 2008
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
FAIR VALUE HEDGES
Receive-fixed interest rate swaps
Brokered deposits	$-	$-	$-	$-
	$-	$-	$-	$-

December 31, 2007
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
FAIR VALUE HEDGES
Receive-fixed interest rate swaps
Brokered deposits	$3,000	$-	$9	$-
	$3,000	$-	$9	$-

	December 31, 2008
		Derivative		Net
	Notional			Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
OTHER DERIVATIVE INSTRUMENTS
Equity index linked
certificates of deposits	$143	$16	$-	$66
Equity index swap	143	-	18	(67)
Receive-fixed interest rate swaps	-	-	-	659
Receive-variable interest rate swaps	-	-	-	7

	$286	$16	$18	$665

	December 31, 2007
		Derivative		Net
	Notional			Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
OTHER DERIVATIVE INSTRUMENTS
Equity index linked
certificates of deposit	$238	$77	$-	$77
Equity index swap	238	-	84	(65)
Receive-fixed interest rate swaps	38,895	-	408	1,507
Receive-variable interest rate swaps	2,895	-	30	(125)

	$42,266	$77	$522	$1,394

NOTE 20.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans held for sale:  The carrying values of loans held for sale approximate their estimated fair values.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,356	$11,356	$21,285	$21,285
Interest bearing deposits,
other banks	108	108	77	77
Federal funds sold	2	2	181	181
Securities available for sale	327,606	327,606	283,015	283,015
Other investments	23,016	23,016	17,051	17,051
Loans held for sale, net	978	978	1,377	1,377
Loans, net	1,192,157	1,201,884	1,052,489	1,035,599
Accrued interest receivable	7,217	7,217	7,191	7,191
Derivative financial assets	16	16	77	77
	$1,562,456	$1,572,183	$1,382,743	$1,365,853
Financial liabilities:
Deposits	$965,850	$1,077,942	$828,687	$864,792
Short-term borrowings	153,100	153,100	172,055	172,055
Long-term borrowings and
subordinated debentures	412,337	434,172	335,327	337,882
Accrued interest payable	4,796	4,796	4,808	4,808
Derivative financial liabilities	18	18	522	522
	$1,536,101	$1,670,028	$1,341,399	$1,380,059

NOTE 21.                           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2008 and 2007, and the related statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006, are presented as follows:

Balance Sheets	December 31,
Dollars in thousands	2008	2007
Assets
Cash and due from banks	$3,496	$2,336
Investment in subsidiaries, eliminated in consolidation	121,874	110,795
Securities available for sale	292	844
Premises and equipment	6,243	6,433
Accrued interest receivable	4	5
Other assets	720	2,709
Total assets	$132,629	$123,122
Liabilities and Shareholders' Equity
Short-term borrowings	$2,199	$2,517
Long-term borrowings	22,637	10,750
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	960	846
Total liabilities	45,385	33,702
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2008 - 7,415,310 shares;
2007 - 7,408,941 shares	24,453	24,391
Retained earnings	64,709	65,077
Accumulated other comprehensive income	(1,918)	(48)
Total shareholders' equity	87,244	89,420

Total liabilities and shareholders' equity	$132,629	$123,122

Statements of Income	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
Income
Dividends from bank subsidiaries	$2,000	$3,600	$3,200
Other dividends and interest income	40	51	48
Gain on sale of assets	-	11	-
Other-than-temporary impairment of securities	(693)	-	-
Management and service fees from bank subsidiaries	6,976	6,441	5,848
Total income	8,323	10,103	9,096
Expense
Interest expense	2,146	2,091	1,752
Operating expenses	7,710	6,964	6,356
Total expenses	9,856	9,055	8,108
Income (loss) before income taxes and equity in
undistributed income of bank subsidiaries	(1,533)	1,048	988
Income tax (benefit)	(1,384)	(1,118)	(865)
Income (loss) before equity in undistributed income
of bank subsidiaries	(149)	2,166	1,853
Equity in (distributed) undistributed
income of bank subsidiaries	2,449	4,290	6,404
Net income	$2,300	$6,456	$8,257

Statements of Cash Flows	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,300	$6,456	$8,257
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
bank subsidiaries	(2,449)	(4,290)	(6,404)
Deferred tax expense (benefit)	(242)	(120)	(41)
Depreciation	654	588	602
Writedown of GAFC stock	693	-	-
(Gain) on disposal of premises and equipment	-	(11)	-
Tax benefit of exercise of stock options	6	46	71
Stock compensation expense	12	32	44
(Increase) decrease in other assets	2,337	(129)	(26)
Increase(decrease) in other liabilities	114	(342)	126
Net cash provided by operating activities	3,425	2,230	2,629

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(10,500)	(4,000)	(3,000)
Purchase of available for sale securities	(142)	(693)	-
Proceeds from sales of premises and equipment	-	15	-
Purchases of premises and equipment	(463)	(551)	(496)
Purchase of life insurance contracts	-	-	(710)
Net cash (used in) investing activities	(11,105)	(5,229)	(4,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(2,668)	(2,462)	(2,276)
Exercise of stock options	9	63	73
Repurchase of common stock	-	(103)	(1,024)
Reinvested dividends	35	-	-
Net increase (decrease) in short-term borrowings	(318)	1,585	932
Proceeds from long-term borrowings	13,782	6,000	3,750
Repayment of long-term borrowings	(2,000)	-	-
Net cash provided by financing activities	8,840	5,083	1,455
Increase (decrease) in cash	1,160	2,084	(122)
Cash:
Beginning	2,336	252	374
Ending	$3,496	$2,336	$252

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$2,088	$2,088	$1,693

NOTE 22.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2008
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$23,859	$23,340	$22,637	$23,649
Net interest income	10,939	11,375	10,384	11,378
Income (loss) from continuing operations	3,824	2,594	(7,674)	3,557
Net income (loss)	3,824	2,594	(7,674)	3,557
Basic earnings per share continuing operations	$0.52	$0.35	$(1.04)	$0.48
Diluted earnings per share continuing operations	$0.51	$0.35	$(1.03)	$0.48
Basic earnings per share	$0.52	$0.35	$(1.04)	$0.48
Diluted earnings per share	$0.51	$0.35	$(1.03)	$0.48

	2007
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$21,842	$22,369	$23,376	$23,797
Net interest income	9,203	9,527	9,996	10,341
Income from continuing operations	2,935	2,980	3,755	3,868
Net income	2,739	2,862	3,624	(2,769)
Basic earnings per share continuing operations	$0.41	$0.42	$0.51	$0.52
Diluted earnings per share continuing operations	$0.41	$0.42	$0.50	$0.52
Basic earnings per share	$0.39	$0.40	$0.49	$(0.37)
Diluted earnings per share	$0.38	$0.40	$0.49	$(0.37)

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2008, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2008 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 41.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 42 and 43.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2012”, “DIRECTORS WHOSE TERMS EXPIRE IN 2011”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2010”, “EXECUTIVE OFFICERS” and under the captions “Family Relationships” and “Audit and Compliance Committee” in our 2009 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2008 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the headings “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, and “COMPENSATION AND NOMINATING COMMITTEE REPORT”  in our 2009 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (1)
Equity compensation plans approved by stockholders	335,730	$18.36	-
Equity compensation plans not approved by stockholders	-	-	-
Total	335,730	$18.36	-

(1) Plan expired May, 2008.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2012”, “DIRECTORS WHOSE TERMS EXPIRE IN 2011”, “DIRECTORS WHOSE TERMS EXPIRE IN 2010”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2009 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Review and Approval of and Description of Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2009 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2009 Proxy Statement, and is incorporated herein by reference.

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

Page(s) in Form 10-K
Exhibit Number		Description	or Prior Filing Reference
(3)		Articles of Incorporation and By-laws:
(i) Amended and Restated Articles of
		Incorporation of Summit Financial Group, Inc.	(a)
(ii) Amended and Restated By-laws of
		Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III
	(ii)	Change in Control Agreement with H. Charles Maddy, III
	(iii)	Executive Salary Continuation Agreement with H. Charles Maddy, III
	(iv)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings
	(v)	Form of Executive Salary Continuation Agreement entered into with
Robert S. Tissue, Patrick N. Frye and Scott C. Jennings
	(vi)	Amended and Restated Employment Agreement with Ronald F. Miller
	(vii)	Amended and Restated Employment Agreement with C. David Robertson
	(viii)	First Amendment to Amended and Restated Employment Agreement with
		C. David Robertson	( c)
	(ix)	Form of Executive Salary Continuation Agreement entered into with
Ronald F. Miller and C. David Robertson
	(x)	1998 Officers Stock Option Plan	(d)
	(xi)	Board Attendance and Compensation Policy, as amended	(e)
	(xii)	Summit Financial Group, Inc. Directors Deferral Plan	(f)
	(xiii)	Amendment No. 1 to Directors Deferral Plan	(g)
	(xiv)	Amendment No. 2 to Directors Deferral Plan
	(xv)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan
	(xvi)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan
	(xvii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors
Deferral Plan
	(xviii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to Capital State Bank, Inc.) Directors Deferral Plan
	(xix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to Shenandoah Valley National Bank, Inc.) Directors
Deferral Plan
	(xx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to South Branch Valley National Bank)
Directors Deferral Plan
	(xxi)	Summit Financial Group, Inc. Incentive Plan	(h)
	(xxii)	Summit Community Bank Incentive Compensation Plan	(i)
	(xxiii)	Form of Non-Qualified Stock Option Grant Agreement	(j)
	(xxiv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(k)

(12)	Statements Re: Computation of Ratios
(21)	Subsidiaries of Registrant
(23)	Consent of Arnett & Foster, P.L.L.C
(24)	Power of Attorney
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated
March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated
June 30, 2006.
(c)	Incorporated by reference to Exhibit 10.8 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 6, 2009.
(d)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(e)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group, Inc.’s filing on Form 10-K dated
December 31, 2007.
(f)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated
December 31, 2005.
(g)	Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated
December 31, 2005.
(h)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated
December 14, 2007.
(i)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated
December 14, 2007.
(j)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-Q dated
March 31, 2006.
(k)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-Q dated
March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUMMIT FINANCIAL GROUP, INC.
                             a West Virginia Corporation
                            (registrant)

By: /s/ H. Charles Maddy, III                         3/ 13 /2009                                                        By: /s/ Julie R. Cook        3/ 13 /09
      H. Charles Maddy, III                                    Date                                                              Julie R. Cook          Date
      President & Chief Executive Officer                                                                                                               Vice President &
                                   Chief Accounting Officer

By: /s/ Robert S. Tissue                                   3/ 13 /2009
       Robert S. Tissue                                              Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                    3/ 13 /2009
       Robert S. Tissue                                               Date
       Attorney-in-fact