Form 10-K/A
period 2008-12-31
SUMMIT FINANCIAL GROUP INC
filed 2009-04-23
CIK 811808

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

                                                                                             Part of Form 10-K/A into which
 Document                                                                                                 document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                     Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 14, 2009

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K, which was originally filed March 16, 2009, is being filed to amend the following items:

•
We inadvertently omitted the disclosure that none of our authorized  Preferred Stock was outstanding for any of the periods presented in the shareholders’ equity sections of the balance sheets included in the financial statements;

•
We inadvertently omitted the conformed signatures of our Independent Registered Public Accounting Firm on their reports included in the original filing.  All reports were manually signed by our Independent Registered Public Accounting Firm on March 13, 2009; and

•
We are including a revised Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.  Our Independent Registered Public Accountant inadvertently submitted the Internal Control Attestation Engagement under AT 501 (FDICIA) instead of the opinion required by Public Accounting Standard Oversight Board Standard No. 5.

 In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 on Form 10-K/A does not modify or update the disclosures set forth in the original filing, including the financial statements and notes to the financial statements set forth in the 2008 Form 10-K, except as described above.

For ease of reference, we are including the entire 10-K/A document in this amendment.

SUMMIT FINANCIAL GROUP, INC
Form 10-K/A Index

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

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2008	2007	2006	2005	2004
Summary of Operations
Interest income	$93,484	$91,384	$80,278	$56,653	$45,041
Interest expense	49,409	52,317	44,379	26,502	18,663
Net interest income	44,075	39,067	35,899	30,151	26,378
Provision for loan losses	15,500	2,055	1,845	1,295	1,050
Net interest income after provision
for loan losses	28,575	37,012	34,054	28,856	25,328
Noninterest income	2,868	7,357	3,634	1,605	3,263
Noninterest expense	29,434	25,098	21,610	19,264	16,919
Income before income taxes	2,009	19,271	16,078	11,197	11,672
Income tax expense (benefit)	(291)	5,734	5,018	3,033	3,348
Income from continuing operations	2,300	13,537	11,060	8,164	8,324
Discontinued operations
Exit costs and impairment of long-lived assets	-	(312)	(2,480)	-	-
Operating income (loss)	-	(10,347)	(1,750)	3,862	2,913
Income (loss) from discontinued operations before tax	-	(10,659)	(4,230)	3,862	2,913
Income tax expense (benefit)	-	(3,578)	(1,427)	1,339	1,004
Income (loss) from discontinued operations	-	(7,081)	(2,803)	2,523	1,909
Net income	$2,300	$6,456	$8,257	$10,687	$10,233

Balance Sheet Data (at year end)
Assets	$1,627,116	$1,435,536	$1,235,519	$1,110,214	$889,830
Securities available for sale	327,606	283,015	235,780	208,011	197,519
Loans	1,192,157	1,052,489	916,045	793,452	602,728
Deposits	965,850	828,687	888,687	673,887	524,596
Short-term borrowings	153,100	172,055	60,428	182,028	120,629
Long-term borrowings	392,748	315,738	176,110	152,706	161,760
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589	11,341
Shareholders' equity	87,244	89,420	78,752	72,691	65,150
Per Share Data
Earnings per share from continuing operations
Basic earnings	$0.31	$1.87	$1.55	$1.15	$1.18
Diluted earnings	0.31	1.85	1.54	1.13	1.17
Earnings per share from discontinued operations
Basic earnings	-	(0.98)	(0.39)	0.35	0.27
Diluted earnings	-	(0.97)	(0.39)	0.35	0.27
Earnings per share
Basic earnings	0.31	0.89	1.16	1.51	1.46
Diluted earnings	0.31	0.88	1.15	1.48	1.44
Shareholders' equity (at year end)	11.77	12.07	11.12	10.20	9.25
Cash dividends	0.36	0.34	0.32	0.30	0.26
Performance Ratios
Return on average equity	2.59%	7.34%	10.44%	15.09%	16.60%
Return on average assets	0.15%	0.50%	0.70%	1.10%	1.22%
Dividend payout	116.0%	38.1%	27.6%	20.0%	17.9%
Equity to assets	5.4%	6.2%	6.4%	6.5%	7.3%

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

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,363,000, $1,428,000, and $1,286,000.

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
Chief Executive Officer                                                                               and Chief Financial Officer                                              and Chief Accounting Officer

Moorefield, West Virginia
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Summit Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting many not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Summit Financial Group, Inc. and subsidiaries and our report dated March 13, 2009 expressed an unqualified opinion.

/s/   ARNETT & FOSTER, P.L.L.C.

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

/s/   ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 13, 2009

Consolidated Balance Sheets
Dollars in thousands	December 31,
	2008	2007

ASSETS
Cash and due from banks	$11,356	$21,285
Interest bearing deposits with other banks	108	77
Federal funds sold	2	181
Securities available for sale	327,606	283,015
Other investments	23,016	17,051
Loan held for sale, net	978	1,377
Loans, net	1,192,157	1,052,489
Property held for sale, net	8,110	2,058
Premises and equipment, net	22,434	22,130
Accrued interest receivable	7,217	7,191
Intangible assets	9,704	10,055
Other assets	24,428	18,413
Assets related to discontinued operations	-	214
Total assets	$1,627,116	$1,435,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$69,808	$65,727
Interest bearing	896,042	762,960
Total deposits	965,850	828,687
Short-term borrowings	153,100	172,055
Long-term borrowings	392,748	315,738
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	8,585	9,241
Liabilities related to discontinued operations	-	806
Total liabilities	1,539,872	1,346,116
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares;
no shares issued	-	-
Common stock and related surplus, $2.50 par value; authorized 20,000,000;
issued 2008 - 7,415,310 shares; 2007 - 7,408,941 shares	24,453	24,391
Retained earnings	64,709	65,077
Accumulated other comprehensive income	(1,918)	(48)
Total shareholders' equity	87,244	89,420

Total liabilities and shareholders' equity	$1,627,116	$1,435,536

                                         See notes to consolidated financial statements

Consolidated Statements of Income
Dollars in thousands (except per share amounts)	For the Year Ended December 31,
	2008	2007	2006
Interest income
Interest and fees on loans
Taxable	$77,055	$77,424	$68,231
Tax-exempt	460	487	425
Interest and dividends on securities
Taxable	13,707	11,223	9,404
Tax-exempt	2,254	2,199	2,158
Interest on interest bearing deposits with other banks	4	14	26
Interest on Federal Funds sold	4	37	34
Total interest income	93,484	91,384	80,278
Interest expense
Interest on deposits	27,343	34,296	28,312
Interest on short-term borrowings	2,392	4,822	6,612
Interest on long-term borrowings and subordinated debentures	19,674	13,199	9,455
Total interest expense	49,409	52,317	44,379
Net interest income	44,075	39,067	35,899
Provision for loan losses	15,500	2,055	1,845
Net interest income after provision for loan losses	28,575	37,012	34,054
Noninterest income
Insurance commissions	5,139	2,876	924
Service fees	3,246	3,004	2,758
Mortgage origination revenue	94	134	-
Realized securities (losses)	(6)	-	-
Other-than-temporary impairment of securities	(7,060)	-	-
Net cash settlement on interest rate swaps	(170)	(727)	(534)
Change in fair value of interest rate swaps	705	1,478	(90)
Gain (loss) on sale of assets	126	(33)	(47)
Writedown of OREO	(196)	(250)	-
Other	990	875	622
Total noninterest income	2,868	7,357	3,633
Noninterest expenses
Salaries and employee benefits	16,762	14,608	11,821
Net occupancy expense	1,870	1,758	1,557
Equipment expense	2,173	2,004	1,901
Supplies	925	871	797
Professional fees	723	695	892
Merger abandonment expense	682	-	-
Amortization of intangibles	351	251	151
Other	5,948	4,911	4,490
Total noninterest expenses	29,434	25,098	21,609
Income before income tax expense	2,009	19,271	16,078
Income tax expense (benefit)	(291)	5,734	5,018
Income from continuing operations	2,300	13,537	11,060
Discontinued operations
Exit costs and impairment of long-lived assets	-	(312)	(2,480)
Operating income(loss)	-	(10,347)	(1,750)
Income from discontinued operations before income tax expense (benefit)	-	(10,659)	(4,230)
Income tax expense(benefit)	-	(3,578)	(1,427)
Income from discontinued operations	-	(7,081)	(2,803)

Net Income	$2,300	$6,456	$8,257

Basic earnings per common share from continuing operations	$0.31	$1.87	$1.55
Basic earnings per common share	$0.31	$0.89	$1.16

Diluted earnings per common share from continuing operations	$0.31	$1.85	$1.54
Diluted earnings per common share	$0.31	$0.88	$1.15

                                         See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

	Common			Accumulated	Total
	Stock and	Retained		Other	Shareholders'
	Related	Earnings	Treasury	Comprehensive	Equity
Dollars in thousands (except per share amounts)	Surplus	(Restated)	Stock	Income	(Restated)
Balance, December 31, 2005	$18,857	$55,102	$-	$(1,268)	$72,691
Comprehensive income:
Net income	-	8,257	-	-	8,257
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

NOTE 21.                           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2008 and 2007, and the related statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006, are presented as follows:

Balance Sheets	December 31,
Dollars in thousands	2008	2007
Assets
Cash and due from banks	$3,496	$2,336
Investment in subsidiaries, eliminated in consolidation	121,874	110,795
Securities available for sale	292	844
Premises and equipment	6,243	6,433
Accrued interest receivable	4	5
Other assets	720	2,709
Total assets	$132,629	$123,122
Liabilities and Shareholders' Equity
Short-term borrowings	$2,199	$2,517
Long-term borrowings	22,637	10,750
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	960	846
Total liabilities	45,385	33,702
Preferred stock and related surplus, $1.00 par value, authorized
250,000 shares; no shares issued	-	-
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2008 - 7,415,310 shares;
2007 - 7,408,941 shares	24,453	24,391
Retained earnings	64,709	65,077
Accumulated other comprehensive income	(1,918)	(48)
Total shareholders' equity	87,244	89,420

Total liabilities and shareholders' equity	$132,629	$123,122

Statements of Income	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
Income
Dividends from bank subsidiaries	$2,000	$3,600	$3,200
Other dividends and interest income	40	51	48
Gain on sale of assets	-	11	-
Other-than-temporary impairment of securities	(693)	-	-
Management and service fees from bank subsidiaries	6,976	6,441	5,848
Total income	8,323	10,103	9,096
Expense
Interest expense	2,146	2,091	1,752
Operating expenses	7,710	6,964	6,356
Total expenses	9,856	9,055	8,108
Income (loss) before income taxes and equity in
undistributed income of bank subsidiaries	(1,533)	1,048	988
Income tax (benefit)	(1,384)	(1,118)	(865)
Income (loss) before equity in undistributed income
of bank subsidiaries	(149)	2,166	1,853
Equity in (distributed) undistributed
income of bank subsidiaries	2,449	4,290	6,404
Net income	$2,300	$6,456	$8,257

Statements of Cash Flows	For the Year Ended December 31,
Dollars in thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,300	$6,456	$8,257
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
bank subsidiaries	(2,449)	(4,290)	(6,404)
Deferred tax expense (benefit)	(242)	(120)	(41)
Depreciation	654	588	602
Writedown of GAFC stock	693	-	-
(Gain) on disposal of premises and equipment	-	(11)	-
Tax benefit of exercise of stock options	6	46	71
Stock compensation expense	12	32	44
(Increase) decrease in other assets	2,337	(129)	(26)
Increase(decrease) in other liabilities	114	(342)	126
Net cash provided by operating activities	3,425	2,230	2,629

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(10,500)	(4,000)	(3,000)
Purchase of available for sale securities	(142)	(693)	-
Proceeds from sales of premises and equipment	-	15	-
Purchases of premises and equipment	(463)	(551)	(496)
Purchase of life insurance contracts	-	-	(710)
Net cash (used in) investing activities	(11,105)	(5,229)	(4,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(2,668)	(2,462)	(2,276)
Exercise of stock options	9	63	73
Repurchase of common stock	-	(103)	(1,024)
Reinvested dividends	35	-	-
Net increase (decrease) in short-term borrowings	(318)	1,585	932
Proceeds from long-term borrowings	13,782	6,000	3,750
Repayment of long-term borrowings	(2,000)	-	-
Net cash provided by financing activities	8,840	5,083	1,455
Increase (decrease) in cash	1,160	2,084	(122)
Cash:
Beginning	2,336	252	374
Ending	$3,496	$2,336	$252

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$2,088	$2,088	$1,693

NOTE 22.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2008
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$23,859	$23,340	$22,637	$23,649
Net interest income	10,939	11,375	10,384	11,378
Income (loss) from continuing operations	3,824	2,594	(7,674)	3,557
Net income (loss)	3,824	2,594	(7,674)	3,557
Basic earnings per share continuing operations	$0.52	$0.35	$(1.04)	$0.48
Diluted earnings per share continuing operations	$0.51	$0.35	$(1.03)	$0.48
Basic earnings per share	$0.52	$0.35	$(1.04)	$0.48
Diluted earnings per share	$0.51	$0.35	$(1.03)	$0.48

	2007
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$21,842	$22,369	$23,376	$23,797
Net interest income	9,203	9,527	9,996	10,341
Income from continuing operations	2,935	2,980	3,755	3,868
Net income	2,739	2,862	3,624	(2,769)
Basic earnings per share continuing operations	$0.41	$0.42	$0.51	$0.52
Diluted earnings per share continuing operations	$0.41	$0.42	$0.50	$0.52
Basic earnings per share	$0.39	$0.40	$0.49	$(0.37)
Diluted earnings per share	$0.38	$0.40	$0.49	$(0.37)

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

Page(s) in Form 10-K/A
Exhibit Number		Description	or Prior Filing Reference
(3)		Articles of Incorporation and By-laws:
(i) Amended and Restated Articles of
		Incorporation of Summit Financial Group, Inc.	(a)
(ii) Amended and Restated By-laws of
		Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III	(c)
	(ii)	Change in Control Agreement with H. Charles Maddy, III	(d)
	(iii)	Executive Salary Continuation Agreement with H. Charles Maddy, III	(e)
	(iv)	Form of Amended and Restated Employment Agreement entered into
		with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(f)
	(v)	Form of Executive Salary Continuation Agreement entered into with
		Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(g)
	(vi)	Amended and Restated Employment Agreement with Ronald F. Miller	(h)
	(vii)	Amended and Restated Employment Agreement with C. David Robertson	(i)
	(viii)	First Amendment to Amended and Restated Employment Agreement with
		C. David Robertson	(j)
	(ix)	Form of Executive Salary Continuation Agreement entered into with
		Ronald F. Miller and C. David Robertson	(k)
	(x)	1998 Officers Stock Option Plan	(l)
	(xi)	Board Attendance and Compensation Policy, as amended	(m)
	(xii)	Summit Financial Group, Inc. Directors Deferral Plan	(n)
	(xiii)	Amendment No. 1 to Directors Deferral Plan	(o)
	(xiv)	Amendment No. 2 to Directors Deferral Plan	(p)
	(xv)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan	(q)
	(xvi)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan	(r)
	(xvii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors
		Deferral Plan	(s)
	(xviii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
		(successor in interest to Capital State Bank, Inc.) Directors Deferral Plan	(t)
	(xix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to Shenandoah Valley National Bank, Inc.) Directors
		Deferral Plan	(u)
	(xx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to South Branch Valley National Bank)
		Directors Deferral Plan	(v)
	(xxi)	Summit Financial Group, Inc. Incentive Plan	(w)
	(xxii)	Summit Community Bank Incentive Compensation Plan	(x)
	(xxiii)	Form of Non-Qualified Stock Option Grant Agreement	(y)
	(xxiv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(z)

(12)	Statements Re: Computation of Ratios (aa)
(21)	Subsidiaries of Registrant (bb)
(23)	Consent of Arnett & Foster, P.L.L.C
(24)	Power of Attorney
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(d)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(e)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(f)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(g)	Incorporated by reference to Exhibit 10.5 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(h)	Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(i)	Incorporated by reference to Exhibit 10.7 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(j)	Incorporated by reference to Exhibit 10.8 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 6, 2009.
(k)	Incorporated by reference to Exhibit 10.9 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(l)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(m)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group, Inc.’s filing on Form 10-K dated December 31, 2007.
(n)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(o)	Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(p)	Incorporated by reference to Exhibit 10.14 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(q)	Incorporated by reference to Exhibit 10.15 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(r)	Incorporated by reference to Exhibit 10.16 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(s)	Incorporated by reference to Exhibit 10.17 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(t)	Incorporated by reference to Exhibit 10.18 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(u)	Incorporated by reference to Exhibit 10.19 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(v)	Incorporated by reference to Exhibit 10.20 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(w)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(x)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(y)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(z)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(aa)	Incorporated by reference to Exhibit 12 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(bb)	Incorporated by reference to Exhibit 21 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUMMIT FINANCIAL GROUP, INC.
                             a West Virginia Corporation
                            (registrant)

By: /s/ H. Charles Maddy, III                         4/ 22 /2009                                                        By: /s/ Julie R. Cook        4/ 22 /09
      H. Charles Maddy, III                                    Date                                                              Julie R. Cook          Date
      President & Chief Executive Officer                                                                                                               Vice President &
                                   Chief Accounting Officer

By: /s/ Robert S. Tissue                                   4/ 22 /2009
       Robert S. Tissue                                              Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                    4/ 22 /2009
       Robert S. Tissue                                               Date
       Attorney-in-fact