Form 10-Q
period 2009-03-31
SUMMIT FINANCIAL GROUP INC
filed 2009-05-11
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                           [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

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

Common Stock, $2.50 par value
                                             7,415,310 shares outstanding as of May 7, 2009

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2009 (unaudited), December 31, 2008, and March 31, 2008 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2009 and 2008 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2009 and 2008 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-24

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-36

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	36

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		37

	Item 1A.	Risk Factors		37

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				38

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,		March 31,
	2009	2008		2008
Dollars in thousands	(unaudited)	(	*)	(unaudited)
ASSETS
Cash and due from banks	$15,358	$11,356		$21,912
Interest bearing deposits with other banks	114	108		103
Federal funds sold	-	2		1,514
Securities available for sale	295,706	327,606		284,082
Other investments	24,000	23,016		17,947
Loan held for sale, net	1,327	978		489
Loans, net	1,186,042	1,192,157		1,079,223
Property held for sale	7,807	8,110		2,183
Premises and equipment, net	23,407	22,434		22,055
Accrued interest receivable	6,991	7,217		6,851
Intangible assets	9,617	9,704		9,968
Other assets	28,599	24,428		18,783
Total assets	$1,598,968	$1,627,116		$1,465,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$70,483	$69,808		$64,111
Interest bearing	884,875	896,042		772,833
Total deposits	955,358	965,850		836,944
Short-term borrowings	120,480	153,100		93,950
Long-term borrowings	411,098	392,748		412,329
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589		19,589
Other liabilities	8,839	8,585		10,343
Total liabilities	1,515,364	1,539,872		1,373,155

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value;
authorized 250,000 shares, no shares issued	-	-		-
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2009 - 7,415,310 shares; issued December 2008 - 7,415,310
shares; issued March 2008 - 7,408,941 shares	24,453	24,453		24,394
Retained earnings	66,475	64,709		68,901
Accumulated other comprehensive income	(7,324)	(1,918)		(1,340)
Total shareholders' equity	83,604	87,244		91,955

Total liabilities and shareholders' equity	$1,598,968	$1,627,116		$1,465,110

(*) - December 31, 2008 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2009	2008
Interest income
Interest and fees on loans
Taxable	$18,147	$19,948
Tax-exempt	107	121
Interest and dividends on securities
Taxable	4,224	3,196
Tax-exempt	513	590
Interest on interest bearing deposits with other banks	-	2
Interest on Federal funds sold	-	2
Total interest income	22,991	23,859
Interest expense
Interest on deposits	6,620	7,124
Interest on short-term borrowings	213	919
Interest on long-term borrowings and subordinated debentures	4,822	4,877
Total interest expense	11,655	12,920
Net interest income	11,336	10,939
Provision for loan losses	4,000	1,000
Net interest income after provision for loan losses	7,336	9,939
Other income
Insurance commissions	1,344	1,327
Service fees	735	743
Realized securities gains (losses)	256	-
Unrealized securities gains (losses)	(215)	-
Gain (loss) on sale of assets	(9)	-
Net cash settlement on derivative instruments	-	(170)
Change in fair value of derivative instruments	-	705
Other	329	243
Total other income	2,440	2,848
Other expense
Salaries and employee benefits	4,279	4,395
Net occupancy expense	597	476
Equipment expense	568	534
Supplies	194	194
Professional fees	334	118
Amortization of intangibles	88	88
FDIC premiums	383	174
Other	1,308	1,110
Total other expense	7,751	7,089
Income before income taxes	2,025	5,698
Income tax expense	260	1,874
Net Income	$1,765	$3,824

Basic earnings per common share	$0.24	$0.52
Diluted earnings per common share	$0.24	$0.51

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Common		Accumulated
	Stock and		Other	Total
	Related	Retained	Comprehensive	Shareholders'
Dollars in thousands	Surplus	Earnings	Income	Equity

Balance, December 31, 2008	$24,453	$64,709	$(1,918)	$87,244
Three Months Ended March 31, 2009
Comprehensive income:
Net income	-	1,765	-	1,765
Other comprehensive income,
net of deferred tax benefit
of $3,175:
Net unrealized loss on
securities of ($5,662), net
of reclassification adjustment
for gains included in net
income of $256	-	-	(5,406)	(5,406)
Stock compensation expense	-	-	-	-
Total comprehensive income				(3,641)
Exercise of stock options	-	-	-	-

Balance, March 31, 2009	$24,453	$66,474	$(7,324)	$83,603

Balance, December 31, 2007	$24,391	$65,077	$(48)	$89,420
Three Months Ended March 31, 2008
Comprehensive income:
Net income	-	3,824	-	3,824
Other comprehensive income,
net of deferred tax expense
of $792:
Net unrealized gain on
securities of $(1,292), net
of reclassification adjustment
for gains included in net
income of $0	-	-	(1,292)	(1,292)
Stock compensation expense	3	-	-	3
Total comprehensive income				2,535
Exercise of stock options	-	-	-	-

Balance, March 31, 2008	$24,394	$68,901	$(1,340)	$91,955

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2009	2008
Cash Flows from Operating Activities
Net income	$1,765	$3,824
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	406	398
Provision for loan losses	4,000	1,000
Stock compensation expense	-	3
Deferred income tax (benefit)	(537)	(26)
Loans originated for sale	(4,821)	(1,608)
Proceeds from loans sold	4,485	2,523
(Gain) on sales of loans held for sale	(13)	(28)
Change in fair value of derivative instruments	-	(705)
Securities (gains)	(256)	-
Writedown of an equity investment	215	-
Loss on disposal of other assets	9	-
Amortization of securities premiums, net	(586)	(104)
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Decrease in accrued interest receivable	225	340
(Increase) decrease in other assets	193	(945)
Increase in other liabilities	254	2,430
Net cash provided by (used in) operating activities	5,430	7,193
Cash Flows from Investing Activities
Net (increase) in interest bearing deposits
with other banks	(6)	(26)
Proceeds from maturities and calls of securities available for sale	3,367	13,814
Proceeds from sales of securities available for sale	9,730	-
Principal payments received on securities available for sale	16,729	7,169
Purchases of securities available for sale	(6,020)	(24,029)
Purchases of other investments	(982)	(3,935)
Redemption of Federal Home Loan Bank stock	-	3,039
Net (increase) decrease in federal funds sold	2	(1,333)
Net loans made to customers	1,885	(27,881)
Purchases of premises and equipment	(1,379)	(324)
Proceeds from sales of other assets	45	-
Proceeds from early termination of interest rate swap	-	212
Net cash provided by (used in) investing activities	23,371	(33,294)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and
savings accounts	31,448	(10,040)
Net increase(decrease) in time deposits	(41,940)	18,293
Net (decrease) in short-term borrowings	(32,620)	(78,105)
Proceeds from long-term borrowings	40,000	100,000
Repayment of long-term borrowings	(26,649)	(13,408)
Proceeds from issuance of subordinated debentures	4,962	9,988
Net cash provided by financing activities	(24,799)	26,728
Increase (decrease) in cash and due from banks	4,002	627
Cash and due from banks:
Beginning	11,356	21,285
Ending	$15,358	$21,912

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2009	2008

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,832	$12,561
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$230	$147

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2008 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.  Certain accounts in the consolidated financial statements for December 31, 2008 and March 31, 2008, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Significant New Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements,” when the volume and level of activity for assets or liabilities have significantly decreased. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We will adopt  FSP FAS 157-4 at June 30, 2009, and do not anticipate the adoption will have material impact on our financial condition or results of operations.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 and FAS 124-2 amended Other-Than-Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and  noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We will adopt  FSP FAS 115-2 and FAS 124-2 on June 30, 2009 and do not expect that the adoption will have a material effect on our financial statements.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 only relates to disclosures and therefore will not have an impact on our financial condition or results of operations. We will adopt FSP FAS 107-1 and APB 28-1 on June 30, 2009.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s  financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on our financial condition or results of operations as it only relates to disclosures.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$295,706	$-	$287,965	$7,741
Derivatives	13	-	13	-

Liabilities:
Derivatives	$14	$-	$14	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009.  There were no gains or losses recorded in earnings attributable to unrealized gains or losses relating to those securities still held at March 31, 2009.

Dollars in thousands	Securities
Balance Jan. 1, 2009	$11,711
Unrealized gains/(losses) recorded in other comprehensive income	(1,315)
Purchases, issuances, and settlements	(900)
Transfers in and/or out of Level 3	(1,755)
Balance March 31, 2009	$7,741

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2009	Level 1	Level 2	Level 3

Loans held for sale	$1,327	$-	$1,327	$-
Impaired loans	69,033	-	-	69,033

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $82,341,000, with a valuation allowance of $13,308,000, resulting in an additional provision for loan losses of $5,661,000 for the period.

Note 4.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
Dollars in thousands	2009	2008
Numerator for both basic and diluted earnings per share:
Net income	$1,765	$3,824

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,415,310	7,408,941
Effect of dilutive securities:
Stock options	20,200	40,164
	20,200	40,164
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,435,510	7,449,105

Basic earnings per share	$0.24	$0.52

Diluted earnings per share	$0.24	$0.51

Note 5.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2009, December 31, 2008, and March 31, 2008 are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$35,340	$1,210	$3	$36,547
Residential mortgage-backed securities:
Government-sponsored agencies	131,035	5,047	10	136,072
Nongovernment-sponsored entities	92,008	470	18,078	74,400
State and political subdivisions	3,760	28	3	3,785
Corporate debt securities	349	-	13	336
Other equity securities	77	-	-	77
Total taxable	262,569	6,755	18,107	251,217
Tax-exempt:
State and political subdivisions	44,845	732	1,217	44,360
Other equity securities	102	27	-	129
Total tax-exempt	44,947	759	1,217	44,489
Total	$307,516	$7,514	$19,324	$295,706

	December 31, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$36,934	$1,172	$3	$38,103
Residential mortgage-backed securities:
Government-sponsored agencies	147,074	4,291	71	151,294
Nongovernment-sponsored entities	95,568	2,335	10,020	87,883
State and political subdivisions	3,760	19	-	3,779
Corporate debt securities	349	5	-	354
Other equity securities	293	-	-	293
Total taxable	283,978	7,822	10,094	281,706
Tax-exempt:
State and political subdivisions	46,617	639	1,459	45,797
Other equity securities	103	-	-	103
Total tax-exempt	46,720	639	1,459	45,900
Total	$330,698	$8,461	$11,553	$327,606

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable:
U. S. Government agencies
and corporations	$42,453	$1,041	$54	$43,440
Residential mortgage-backed securities:
Government-sponsored agencies	122,771	2,421	263	124,929
Nongovernment-sponsored entities	63,749	74	4,618	59,205
State and political subdivisions	3,759	35	7	3,787
Corporate debt securities	1,349	22	39	1,332
Federal Reserve Bank stock	-	-	-	-
Other equity securities	844	-	-	844
Total taxable	234,925	3,593	4,981	233,537
Tax-exempt:
State and political subdivisions	44,846	1,050	163	45,733
Other equity securities	6,470	-	1,658	4,812
Total tax-exempt	51,316	1,050	1,821	50,545
Total	$286,241	$4,643	$6,802	$284,082

The maturities, amortized cost and estimated fair values of securities at March 31, 2009, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$78,185	$77,852
Due from one to five years	124,422	121,845
Due from five to ten years	57,953	52,950
Due after ten years	46,777	42,852
Equity securities	179	207
	$307,516	$295,706

At March 31, 2009 we had $18.1 million in unrealized losses related to residential mortgage backed securities issued by nongovernment sponsored entities. We monitor the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, we primarily hold the most senior tranches of each issue which provides protection against defaults. We attribute the unrealized loss on these mortgage backed securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

Note 6.  Loans

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2009	2008	2008
Commercial	$128,707	$130,106	$111,442
Commercial real estate	452,987	452,264	396,414
Construction and development	211,849	215,465	209,257
Residential real estate	380,351	376,026	336,985
Consumer	30,201	31,519	30,206
Other	6,133	6,061	6,395
Total loans	1,210,228	1,211,441	1,090,699
Less unearned income	2,190	2,351	1,878
Total loans net of unearned income	1,208,038	1,209,090	1,088,821
Less allowance for loan losses	21,996	16,933	9,598
Loans, net	$1,186,042	$1,192,157	$1,079,223

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 7.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the three month periods ended March 31, 2009 and 2008, and for the year ended December 31, 2008 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2009	2008	2008
Balance, beginning of period	$16,933	$9,192	$9,192
Losses:
Commercial	35	-	198
Commercial real estate	106	-	1,131
Construction and development	7	-	4,529
Residential real estate	279	550	1,608
Consumer	38	50	375
Other	57	46	203
Total	522	646	8,044
Recoveries:
Commercial	4	-	4
Commercial real estate	5	3	17
Construction and development	1,502	-	-
Residential real estate	7	3	64
Consumer	19	17	72
Other	48	29	128
Total	1,585	52	285
Net losses	(1,063)	594	7,759
Provision for loan losses	4,000	1,000	15,500
Balance, end of period	$21,996	$9,598	$16,933

Note 8.  Goodwill and Other Intangible Assets

The following tables present our goodwill at March 31, 2009 and other intangible assets at March 31, 2009, December 31, 2008, and March 31, 2008.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2009	$6,198
Acquired goodwill, net	-

Balance, March 31, 2009	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	March 31,	December 31,	March 31,
Dollars in thousands	2009	2008	2008
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,499	1,461	1,347
Net carrying amount	$768	$806	$920

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$3,000
Less: accumulated amortization	350	300	150
Net carrying amount	$2,650	$2,700	$2,850

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2009 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2009 through 2011.

Note 9.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2009 and 2008 and December 31, 2008:

	March 31,	December 31,	March 31,
Dollars in thousands	2009	2008	2008
Interest bearing demand deposits	$155,157	$156,990	$201,820
Savings deposits	94,294	61,689	53,427
Retail time deposits	379,131	380,774	332,790
Brokered time deposits	256,293	296,589	184,796
Total	$884,875	$896,042	$772,833

Brokered deposits represent certificates of deposit acquired through third parties.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2009:

Dollars in thousands	Amount	Percent
Three months or less	$63,285	16.2%
Three through six months	72,215	18.5%
Six through twelve months	76,560	19.6%
Over twelve months	178,194	45.7%
Total	$390,254	100.0%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the scheduled maturities for all time deposits as of March 31, 2009 is as follows:

Dollars in thousands
Nine month period ending December 31, 2009	$330,232
Year Ending December 31, 2010	149,882
Year Ending December 31, 2011	92,900
Year Ending December 31, 2012	55,887
Year Ending December 31, 2013	4,625
Thereafter	1,898
$635,424

Note 10.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Quarter Ended March 31, 2009
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$110,000	$965	$9,515
Average balance outstanding for the period	141,044	1,505	9,633
Maximum balance outstanding at
any month end during period	184,825	2,433	9,515
Weighted average interest rate for the period	0.52%	0.39%	1.24%
Weighted average interest rate for balances
outstanding at March 31	0.44%	0.35%	1.26%

	Year Ended December 31, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$142,346	$1,613	$9,141
Average balance outstanding for the period	106,308	3,208	2,867
Maximum balance outstanding at
any month end during period	146,821	11,458	9,141
Weighted average interest rate for the period	2.13%	1.74%	2.37%
Weighted average interest rate for balances
outstanding at December 31	0.57%	0.48%	0.85%

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

Long-term borrowings:  Our long-term borrowings of $411,098,000, $392,748,000 and $412,329,000 at March 31, 2009, December 31, 2008, and March 31, 2008 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in the total is also $15 million of subordinated debt.  During first quarter 2009, we issued $5 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2009 was 4.59% compared to 4.65% for the first three months of 2008.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at March 31, 2009, December 31, 2008, and March 31, 2008.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital Trust II issued $7,500,000 in capital securities and $232,000 in common securities and invested the proceeds in $7,732,000 of debentures. SFG Capital Trust III issued $8,000,000 in capital securities and $248,000 in common securities and invested the proceeds in $8,248,000 of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of SFG Capital Trust I and SFG Capital Trust II are redeemable by us quarterly, and the debentures of SFG Capital Trust III are first redeemable by us in March 2011.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2009	$57,262
2010	76,481
2011	32,459
2012	64,915
2013	40,080
Thereafter	159,490
$430,687

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first three months of 2009 or 2008.

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.  During first quarter 2008, we recognized $3,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $1,000.

A summary of activity in our Officer Stock Option Plan during the first quarters of 2009 and 2008 is as follows:

For the Quarter Ended
	March 31, 2009		March 31, 2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	335,730	$18.36	337,580	$18.28
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31	335,730	$18.36	337,580	$18.28

Other information regarding options outstanding and exercisable at March 31, 2009 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	69,750	$5.37	3.81	$175	69,750	$5.37	$175
6.01 - 10.00	31,680	9.49	6.76	0	31,680	9.49	-
10.01 - 17.50	3,500	17.43	4.92	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	7.75	-	51,900	17.79	-
20.01 - 25.93	178,500	25.19	6.32	-	178,500	25.19	-

	335,730	18.36		$175	335,330	18.36	$175

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$44,676
Construction loans	55,506
Other loans	41,139
Standby letters of credit	9,440
Total	$150,761

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2009, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”), are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to risk-weighted assets)
Summit	$131,644	10.8%	$97,201	8.0%	$121,501	10.0%
Summit Community	131,080	10.9%	96,594	8.0%	120,743	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	101,360	8.3%	48,600	4.0%	72,901	6.0%
Summit Community	115,890	9.6%	48,297	4.0%	72,446	6.0%
Tier 1 Capital (to average assets)
Summit	101,360	6.2%	48,699	3.0%	81,165	5.0%
Summit Community	115,890	7.2%	48,045	3.0%	80,074	5.0%

As of December 31, 2008
Total Capital (to risk-weighted assets)
Summit	$125,091	10.0%	$99,694	8.0%	$124,618	10.0%
Summit Community	129,369	10.4%	99,225	8.0%	124,031	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	99,497	8.0%	49,847	4.0%	74,771	6.0%
Summit Community	113,841	9.2%	49,612	4.0%	74,418	6.0%
Tier 1 Capital (to average assets)
Summit	99,497	6.3%	47,707	3.0%	79,512	5.0%
Summit Community	113,841	7.2%	47,143	3.0%	78,571	5.0%

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  Although our business operates as two separate segments, the insurance segment is not a reportable segment as it is immaterial, and thus our financial information is presented on an aggregated basis.  This discussion and analysis should be read in conjunction with our 2008 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.

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

Growth in our interest earning assets for the first three months in 2009 compared to the same period of 2008 resulted in an increase of 3.22%, or $364,000, in our net interest earnings on a tax equivalent basis.  Increased nonaccrual loans continue to negatively impact our net interest earnings and margin.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements of our 2008 Annual Report on Form 10-K/A.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 1 to the consolidated financial statements of our 2008 Annual Report on Form 10-K/A describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2008 Annual Report on Form 10-K/A.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we will complete the required annual impairment test for 2009.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 10 of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under SFAS 157. Fair value determination in accordance with SFAS 157 requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the quarter ended March 31, 2009 declined 53.84% to $1,765,000, or $0.24 per diluted share as compared to $3,824,000, or $0.51 per diluted share for the quarter ended March 31, 2008.  Returns on average equity and assets for the first three months of 2009 were 7.94% and 0.43%, respectively, compared with 16.55% and 1.06% for the same period of 2008.  This decrease is primarily attributable to the $4.0 million loan loss provision during first quarter 2009 compared to $1.0 million in first quarter 2008 due to our increased nonperforming loans.

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

Our consolidated net interest income on a fully tax-equivalent basis totaled $11,654,000 for the three month period ended March 31, 2009 compared to $11,290,000 for the same period of 2008, representing an increase of $364,000 or 3.22%.  This increase resulted from growth in interest earning assets, primarily loans.    Average interest earning assets grew 12.30% from $1,384,816,000 during the first three months of 2008 to $1,555,109,000 for the first three months of 2009.  The yield on interest earning assets declined to 6.08% for the quarter ended March 31, 2009 from 7.03% for the comparable period of 2008.  Average interest bearing liabilities grew 13.51% from $1,279,084,000 at March 31, 2008 to $1,451,892,000 at March 31, 2009, at an average yield for the first three months of 2009 of 3.26% compared to 4.06% for the same period of 2008.

Our consolidated net interest margin decreased to 3.04% for the three month period ended March 31, 2009, compared to 3.28% for the same period in 2008.  Our net interest margin remained unchanged compared to the linked quarter.  The decline in margin when compared to March 31, 2008 was driven primarily by the reversal of loan interest income related to nonaccrual loans placed on nonaccrual status during first quarter 2009 and the continued reduction in interest income as a result of higher levels of loans remaining on nonaccrual.  In addition, our margin continues to be pressured by an extremely competitive environment, both for loans and deposits.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended March 31, 2009 compared to March 31, 2008, the yields on earning assets decreased 95 basis points, while the cost of our interest bearing funds decreased by 80 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Three Months Ended
Dollars in thousands		March 31, 2009		March 31, 2008

	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income
Taxable	$1,202,666	$18,146	6.12%	$1,073,218	$19,948	7.48%
Tax-exempt (1)	7,954	162	8.26%	8,949	183	8.22%
Securities
Taxable	298,157	4,224	5.75%	251,767	3,196	5.11%
Tax-exempt (1)	46,040	777	6.84%	50,426	879	7.01%
Federal funds sold and interest
bearing deposits with other banks	292	-	0.00%	456	4	3.53%
Total interest earning assets	1,555,109	23,309	6.08%	1,384,816	24,210	7.03%

Noninterest earning assets
Cash & due from banks	17,376			12,613
Premises and equipment	22,720			22,110
Other assets	47,453			35,585
Allowance for loan losses	(19,367)			(9,533)
Total assets	$1,623,291			$1,445,591

Interest bearing liabilities
Interest bearing demand deposits	$153,938	$195	0.51%	$207,661	$930	1.80%
Savings deposits	75,096	341	1.84%	46,551	195	1.68%
Time deposits	646,913	6,084	3.81%	506,036	5,999	4.77%
Short-term borrowings	152,181	213	0.57%	108,898	919	3.39%
Long-term borrowings
and capital trust securities	423,764	4,822	4.61%	409,938	4,877	4.78%
Total interest bearing liabilities	1,451,892	11,655	3.26%	1,279,084	12,920	4.06%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	74,492			64,472
Other liabilities	8,017			9,604
Shareholders' equity	88,890			92,431
Total liabilities and
shareholders' equity	$1,623,291			$1,445,591
Net interest earnings		$11,654			$11,290
Net yield on interest earning assets			3.04%			3.28%

(1) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $351,000 and $319,000 for the periods ended
March 31, 2009 and March 31, 2008, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume
Dollars in thousands
	For the Quarter Ended
	March 31, 2009 versus March 31, 2008
	Increase (Decrease)
	Due to Change in:
	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$2,180	$(3,982)	$(1,802)
Tax-exempt	(21)	-	(21)
Securities
Taxable	612	416	1,028
Tax-exempt	(80)	(22)	(102)
Federal funds sold and interest
bearing deposits with other banks	(1)	(3)	(4)
Total interest earned on
interest earning assets	2,690	(3,591)	(901)
Interest paid on:
Interest bearing demand deposits	(195)	(540)	(735)
Savings deposits	127	19	146
Time deposits	1,450	(1,365)	85
Short-term borrowings	268	(974)	(706)
Long-term borrowings and capital
trust securities	143	(198)	(55)
Total interest paid on
interest bearing liabilities	1,793	(3,058)	(1,265)

Net interest income	$897	$(533)	$364

Noninterest Income

Total noninterest income decreased to $2,440,000 for the first quarter of 2009, compared to $2,848,000 for the same period of 2008, with insurance commissions, service fees from deposit accounts, and changes in fair value of derivative instruments being the primary components.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income	For the Quarter Ended
	March 31,
Dollars in thousands	2009	2008
Insurance commissions	$1,344	$1,327
Service fees	735	743
Realized securities gains	256	-
Other-than-temporary impairment of securities	(215)	-
Net cash settlement on derivative instruments	-	(170)
Change in fair value of derivative instruments	-	705
(Loss) on sale of assets	(9)	-
Other	329	243
Total	$2,440	$2,848

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Change in fair value of derivative instruments:  The $705,000 change in 2008 includes the gain realized upon termination of these interest rate swaps that did not qualify for hedge accounting.

Noninterest Expense

Total noninterest expense increased approximately $662,000, or 9.3% to $7,751,000 during the first three months of 2009 as compared to the same period in 2008.    Professional fees and FDIC premiums represented the largest categories of expense growth.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2009	$	%		2008
Salaries and employee benefits	$4,279	$(116)		-2.6%	$4,395
Net occupancy expense	597	121		25.4%	476
Equipment expense	568	34		6.4%	534
Supplies	194	-		0.0%	194
Professional fees	334	216		183.1%	118
Amortization of intangibles	88	-		0.0%	88
FDIC premiums	383	209		120.1%	174
Other	1,308	198		17.8%	1,110
Total	$7,751	$662		9.3%	$7,089

Salaries and employee benefits:  The 2.6% decrease in salaries and employee benefits was primarily due to decreased incentive compensation payments.

Professional fees:  The $216,000 increase in professional fees is primarily attributable to legal expenses, a large part of which relates to foreclosed properties.

FDIC premiums:  These increased premiums resulted from higher rates charged by the FDIC.

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

We recorded a $4,000,000 provision for loan losses for the first three months of 2009, compared to $1,000,000 for the same period in 2008.  Net loan recoveries for the first three months of 2009 were $1,063,000, as compared to net charge offs of $594,000 over the same period of 2008.  At March 31, 2009, the allowance for loan losses totaled $21,996,000 or 1.82% of loans, net of unearned income, compared to $16,933,000 or 1.40% of loans, net of unearned income at December 31, 2008.

As illustrated in Table IV below, our non-performing assets and loans past due 90 days or more and still accruing interest have increased during the past 12 months.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Summary of Past Due Loans and Non-Performing Assets
Dollars in thousands
	March 31,		December 31,
	2009	2008	2008
Accruing loans past due 90 days or more	$332	$2,821	$1,039
Nonperforming assets:
Nonaccrual loans	79,250	11,136	46,930
Foreclosed properties	7,807	2,183	8,110
Repossessed assets	18	22	3
Total	$87,407	$16,162	$56,082
Total nonperforming loans as a
percentage of total loans	6.58%	1.28%	3.97%
Total nonperforming assets as a
percentage of total assets	5.47%	1.10%	3.45%

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

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	March 31,		December 31,
Dollars in thousands	2009	2008	2008

Commercial	$144	$321	$114
Commercial real estate	3,985	1,249	195
Construction and development	5,559	1,059	2,722
Residential real estate	10,291	3,792	5,009
Consumer	646	946	824
Total	$20,625	$7,367	$8,864

The following table shows our nonperforming loans by category as of March 31, 2009 and 2008 and December 31, 2008.

Nonperforming Loans by Type
	March 31,		December 31,
Dollars in thousands	2009	2008	2008
Commercial	$637	$695	$199
Commercial real estate	25,788	5,095	24,323
Land development and construction	45,194	3,694	18,382
Residential real estate	7,933	4,247	4,986
Consumer	31	226	79
Total	$79,583	$13,957	$47,969

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Commercial real estate nonperforming:  One borrower -- a hotel, conference and golf course facility near Front Royal, Virginia -- comprises 92% of the balance of nonperforming commercial real estate loans at March 31, 2009.  The debtor has filed for bankruptcy reorganization, and we expect this problem credit to be resolved within the next 12 months.

Land development and construction nonperforming:  63% of the land development and construction nonperforming assets are related to residential development projects while 37% are commercial construction projects.  90 percent of the residential related nonperforming loans is comprised of six credits as follows:

		Balance
Description	Location	(in millions)
Residential subdivision	Berkeley County, WV	$9.5
Residential lots	Berkeley County, WV	5.4
Residential subdivision and acreage	Berkeley County, WV	3.4
Residential subdivision and acreage	Rockingham County, VA	2.8
Residential lots and subdivision	Front Royal, VA	2.4
Residential lots	Frederick County, VA	2.1

One relationship with a commercial contractor comprises $14.8 million, or 88%, of the commercial construction nonperforming loans.

Residential real estate nonperforming:  Nonperforming residential real estate loans continued to increase during first quarter 2009 as many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.

As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 9.18% at December 31, 2008 to 10.92% at March 31, 2009.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally classified loans at March 31, 2009 occurred throughout our portfolios of real estate related loans, as shown in the table below, as several of these loans have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  Refer to the Asset Quality section of the financial review of the 2008 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Internally Classified Loans

Dollars in thousands	3/31/2009	12/31/2008
Commerical	$993	$984
Commercial real estate	42,185	30,435
Land development & construction	66,890	60,589
Residential real estate	21,552	18,405
Consumer	505	633
Total	$132,125	$111,046

In addition to nonperforming loans discussed above, we have also identified approximately $7 million of potential problem loans at March 31, 2009 related to 8 relationships.  These potential problem loans are loans that were performing at March 31, 2009, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

FINANCIAL CONDITION

Our total assets were $1,598,968,000 at March 31, 2009, compared to $1,627,116,000 at December 31, 2008, representing a 1.7% decrease. Table V below serves to illustrate significant changes in our financial position between December 31, 2008 and March 31, 2009.

Table V - Summary of Significant Changes in Financial Position

	Balance	Increase (Decrease)		Balance
	December 31,			March 31,
Dollars in thousands	2008	Amount	Percentage	2009
Assets
Securities available for sale	$327,606	(31,900)	-9.7%	$295,706
Loans, net of unearned income	1,209,090	(1,052)	-0.1%	1,208,038

Liabilities
Deposits	$965,850	$(10,492)	-1.1%	$955,358
Short-term borrowings	153,100	(32,620)	-21.3%	120,480
Long-term borrowings
and subordinated debentures	412,337	18,350	4.5%	430,687

Deposits decreased approximately $10 million during the first quarter of 2009.  This decrease was attributable to a $30 million growth in retail deposits offset by a $40 million decrease in brokered deposits.  We also repaid a portion of our overnight FHLB borrowings with securities cash flows and replaced approximately $13 million of them with longer term FHLB borrowings and also issued $5 million in subordinated debt.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our available for sale securities, loans, deposits and borrowings between March 31, 2009 and December 31, 2008.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $171 million, or 10.7% of total assets at March 31, 2008 versus $174 million, or 10.7% of total assets at December 31, 2008.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2009 totaled $83,604,000 compared to $87,244,000 at December 31, 2008.

During first quarter 2009, we issued $5 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2009.

	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2009	$57,262	$-	$372
2010	76,481	-	228
2011	32,459	-	148
2012	64,915	-	149
2013	40,080	-	119
Thereafter	139,901	19,589	22
Total	$411,098	$19,589	$1,038

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2009 are presented in the following table.

March 31,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$44,676
Construction loans	55,506
Other loans	41,139
Standby letters of credit	9,440
Total	$150,761

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

The following table shows our projected earnings sensitivity as of March 31, 2009 which is well within our ALCO policy limit of +/- 10%:

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	-0.03%	3.77%
Up 100 (1)	-2.05%	-0.24%
Up 200 (1)	-3.60%	-2.31%
Up 400 (2)	-3.77%	-3.68%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2009, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2009 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II. Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 8, 2009