Form 10-Q
period 2009-06-30
SUMMIT FINANCIAL GROUP INC
filed 2009-08-10
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                                  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                                      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of August 7, 2009

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2009 (unaudited), December 31, 2008, and June 30, 2008 (unaudited)	4

		Consolidated statements of income for the three months and six months ended June 30, 2009 and 2008 (unaudited)	5

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2009 and 2008 (unaudited)	6

		Consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-28

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-39

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39-40

	Item 4.	Controls and Procedures	40

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		41

	Item 1A.	Risk Factors		41

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		41

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 10.1	Summit Financial Group, Inc. 2009 Officer Stock Option Plan Form of Non-Qualified Stock Option Grant Agreement

		Exhibit 10.2	Summit Financial Group, Inc. Form of Non-Qualified Stock Option Grant Agreement for Officers

		Exhibit 10.3	Summit Financial Group, Inc. Form of Qualified Stock Option Grant Agreement For Officers

		Exhibit 10.4	Summit Financial Group, Inc. 2009 Officer Stock Option Plan Form of Qualified Stock Option Grant Agreement

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				42

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2009	2008	2008
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,281	$11,356	$21,777
Interest bearing deposits with other banks	10,505	108	98
Federal funds sold	-	2	798
Securities available for sale	289,267	327,606	284,401
Other Investments	24,000	23,016	22,831
Loans held for sale, net	841	978	1,077
Loans, net	1,165,653	1,192,157	1,130,483
Property held for sale	20,435	8,110	2,537
Premises and equipment, net	23,776	22,434	21,967
Accrued interest receivable	6,760	7,217	7,614
Intangible assets	9,529	9,704	9,880
Other assets	28,863	24,428	22,515
Total assets	$1,583,910	$1,627,116	$1,525,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$69,878	$69,808	$68,912
Interest bearing	884,346	896,042	788,837
Total deposits	954,224	965,850	857,749
Short-term borrowings	104,718	153,100	147,900
Long-term borrowings	412,802	392,748	400,186
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,824	8,585	9,088
Total liabilities	1,500,157	1,539,872	1,434,512

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value;
authorized 250,000 shares, no shares issued	-	-	-
Common stock and related surplus, $2.50 par value;
authorized 20,000,000 shares, issued and outstanding
2009 - 7,425,472; issued December 2008 - 7,415,310 shares;
issued June 2008 - 7,410,791 shares	24,508	24,453	24,406
Retained earnings	62,579	64,709	70,161
Accumulated other comprehensive income	(3,334)	(1,918)	(3,101)
Total shareholders' equity	83,753	87,244	91,466

Total liabilities and shareholders' equity	$1,583,910	$1,627,116	$1,525,978

(*) - December 31, 2008 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2009	2008	2009	2008
Interest income
Interest and fees on loans
Taxable	$17,937	$19,461	$36,083	$39,410
Tax-exempt	113	115	220	235
Interest and dividends on securities
Taxable	4,194	3,161	8,418	6,358
Tax-exempt	516	600	1,029	1,190
Interest on interest bearing deposits with other banks	1	2	1	3
Interest on Federal funds sold	-	1	-	3
Total interest income	22,761	23,340	45,751	47,199
Interest expense
Interest on deposits	6,358	6,435	12,979	13,559
Interest on short-term borrowings	145	571	358	1,490
Interest on long-term borrowings and subordinated debentures	5,151	4,959	9,972	9,837
Total interest expense	11,654	11,965	23,309	24,886
Net interest income	11,107	11,375	22,442	22,313
Provision for loan losses	5,500	1,750	9,500	2,750
Net interest income after provision for loan losses	5,607	9,625	12,942	19,563
Other income
Insurance commissions	1,283	1,275	2,627	2,602
Service fees	857	824	1,593	1,567
Realized securities gains	39	-	295	-
Gain (loss) on sale of assets	(115)	236	(124)	236
Net cash settlement on derivative instruments	-	-	-	(171)
Change in fair value of derivative instruments	-	-	-	705
Other	362	334	691	578
Total other-than-temporary impairment loss on securities	(5,219)	(1,541)	(5,434)	(1,541)
Portion of loss recognized in other comprehensive income	451	-	451	-
Net impairment loss recognized in earnings	(4,768)	(1,541)	(4,983)	(1,541)
Total other income	(2,342)	1,128	99	3,976
Other expense
Salaries and employee benefits	4,308	4,187	8,587	8,581
Net occupancy expense	466	443	1,063	919
Equipment expense	527	533	1,095	1,068
Supplies	248	241	442	435
Professional fees	403	182	737	300
Amortization of intangibles	88	88	176	176
FDIC premiums	1,245	180	1,628	354
Other	1,424	1,295	2,732	2,404
Total other expense	8,709	7,149	16,460	14,237
Income (loss) before income taxes	(5,444)	3,604	(3,419)	9,302
Income tax expense (benefit)	(1,994)	1,010	(1,734)	2,884
Net income (loss)	$(3,450)	$2,594	$(1,685)	$6,418

Basic earnings per common share	$(0.47)	$0.35	$(0.23)	$0.87
Diluted earnings per common share	$(0.46)	$0.35	$(0.23)	$0.86

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

			Accumulated
	Common		Other	Total
	Stock and		Compre-	Share-
	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Earnings	Income	Equity

Balance, December 31, 2008	$24,453	$64,709	$(1,918)	$87,244
Six Months Ended June 30, 2009
Comprehensive income:
Net income	-	(1,685)	-	(1,685)
Other comprehensive income,
net of deferred tax (benefit)
of ($868):
Net unrealized loss on securities
available for sale of ($1,711), net of
reclassification adjustment for gains
included in net income of $295	-	-	(1,416)	(1,416)
Total comprehensive income				(3,101)
Exercise of stock options	55	-	-	55
Stock compensation expense	-	-	-	-
Cash dividends declared ($0.06 per share)	-	(445)	-	(445)

Balance, June 30, 2009	$24,508	$62,579	$(3,334)	$83,753

Balance, December 31, 2007	$24,391	$65,077	$(48)	$89,420
Six Months Ended June 30, 2008
Comprehensive income:
Net income	-	6,418	-	6,418
Other comprehensive income,
net of deferred tax benefit
of ($1,871):
Net unrealized loss on securities
available for sale of ($3,053)	-	-	(3,053)	(3,053)
Total comprehensive income				3,365
Exercise of stock options	9	-	-	9
Stock compensation expense	6	-	-	6
Cash dividends declared ($0.18 per share)	-	(1,334)	-	(1,334)

Balance, June 30, 2008	$24,406	$70,161	$(3,101)	$91,466

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2009	2008

Cash Flows from Operating Activities
Net income	$(1,685)	$6,418
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	803	795
Provision for loan losses	9,500	2,750
Stock compensation expense	-	6
Deferred income tax (benefit)	(2,477)	(824)
Loans originated for sale	(13,390)	(3,718)
Proceeds from loans sold	13,553	4,055
(Gain) on sales of loans held for sale	(26)	(37)
Securities (gains)	(295)	-
Writedown of equity investment	215	1,541
Writedown of debt securities	4,768	-
Change in fair value of derivative instruments	-	(705)
Loss (gain) on disposal of other repossessed assets & property held for sale	120	(236)
Amortization of securities premiums, net	(1,436)	(220)
Amortization of goodwill and purchase accounting
adjustments, net	181	182
Increase (decrease) in accrued interest receivable	457	(424)
(Increase) in other assets	(1,061)	(4,710)
Increase in other liabilities	239	3,078
Net cash provided by (used in) operating activities	9,466	7,951
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	(10,398)	(21)
Proceeds from maturities and calls of securities available for sale	12,540	16,663
Proceeds from sales of securities available for sale	9,696	-
Principal payments received on securities available for sale	40,063	15,772
Purchases of securities available for sale	(29,496)	(43,055)
Purchases of other investments	(982)	(9,429)
Redemption of Federal Home Loan Bank Stock	-	6,638
Net (increase)decrease in Federal funds sold	2	(617)
Net loans made to customers	3,772	(82,035)
Purchases of premises and equipment	(2,145)	(632)
Proceeds from sales of other repossessed assets & property held for sale	789	1,123
Proceeds from early termination of interest rate swap	-	212
Net cash provided by (used in) investing activities	23,841	(95,381)
Cash Flows from Financing Activities
Net increase(decrease) in demand deposit, NOW and
savings accounts	39,718	(5,986)
Net increase(decrease) in time deposits	(51,344)	35,045
Net (decrease) in short-term borrowings	(48,382)	(24,154)
Proceeds from long-term borrowings	42,656	109,894
Repayment of long-term borrowings	(28,602)	(25,552)
Proceeds from issuance of subordinated debentures	5,962	-
Exercise of stock options	43	9
Dividends paid	(433)	(1,334)
Net cash provided by financing activities	(40,382)	87,922
Increase (decrease) in cash and due from banks	(7,075)	492
Cash and due from banks:
Beginning	11,356	21,285
Ending	$4,281	$21,777

(Continued)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2009	2008

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$23,556	$24,928
Income taxes	$1,395	$3,690

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$13,232	$1,291

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  For the second quarter of 2009, we evaluated subsequent events through August 7, 2009.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2008 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.  Certain accounts in the consolidated financial statements for December 31, 2008 and June 30, 2008, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Significant New Accounting Pronouncements

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”).  SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for our financial statements for periods ending after September 15, 2009 and is not expected have a significant impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), Subsequent Events, which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS 165 does not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS 165 was effective for the second quarter of 2009. Since SFAS 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect our financial condition, results of operations or cash flows.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements, when the volume and level of activity for assets or liabilities have significantly decreased.  FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

sales.  It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted FSP FAS 157-4 during the quarter ended June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to its recovery.  FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities.  We adopted FSP FAS 115-2 effective April 1, 2009, which resulted in a $451,000, pre-tax, reduction in the other-than-temporary impairment charges recorded in earnings for the three month period ended June 30, 2009.  The adoption of FSP FAS 115-2 had no effect on any prior periods, as we held no debt securities at the time of its adoption for which an other-than-temporary impairment had been previously recognized.  Accordingly, we recorded no cumulative effect adjustment upon adoption of the FSP.  The expanded disclosures related to FAS FSP 115-2 are included in Note 5. Securities, below.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  During second quarter 2009, we adopted FSP FAS 107-1, which only relates to disclosures and therefore it did not have an impact on our financial condition or results of operations.  The disclosures required by FAS 107-1 are included in Note 3. Fair Value Measurements, below.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loans:  We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2009	Level 1	Level 2	Level 3
Assets
Available for sale securities	$289,267	$-	$282,787	$6,480
Derivatives	12	-	12	-

Liabilities
Derivatives	$13	$-	$13	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009.

Available for
Sale
Dollars in thousands	Securities
Balance January 1, 2009	$11,711
Total realized/unrealized gains (losses)
Included in earnings	(4,768)
Included in other comprehensive income	3,587
Purchases, sales, issuances and settlements, net	(538)
Transfers between categories	(3,512)
Balance June 30, 2009	$6,480

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2009	Level 1	Level 2	Level 3

Loans held for sale	$841	$-	$841	$-
Impaired loans	57,467	-	-	57,467

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $62,175,000, with a valuation allowance of $4,708,000, resulting in an additional provision for loan losses of $3,065,000 for the period.

SFAS 107, Disclosures about Fair Value of Financial Instruments, as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The following summarizes the methods and significant assumptions we used in estimating our fair value disclosures for financial instruments.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$4,281	$4,281	$11,356	$11,356
Interest bearing deposits with
other banks	10,505	10,505	108	108
Federal funds sold	-	-	2	2
Securities available for sale	289,267	289,267	327,606	327,606
Other investments	24,000	24,000	23,016	23,016
Loans held for sale, net	841	841	978	978
Loans, net	1,165,653	1,183,979	1,192,157	1,201,884
Accrued interest receivable	6,760	6,760	7,217	7,217
Derivative financial assets	12	12	16	16
	$1,501,319	$1,519,645	$1,562,456	$1,572,183
Financial liabilities:
Deposits	$954,224	$1,012,412	$965,850	$1,077,942
Short-term borrowings	104,718	104,718	153,100	153,100
Long-term borrowings and
subordinated debentures	432,391	446,442	412,337	434,172
Accrued interest payable	4,550	4,550	4,796	4,796
Derivative financial liabilities	13	13	18	18
	$1,495,896	$1,568,135	$1,536,101	$1,670,028

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 4.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands , except per share amounts	2009	2008	2009	2008
Numerator for both basic and diluted earnings per share:
Net Income	$(3,450)	$2,594	$(1,685)	$6,418

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,419,974	7,410,217	7,417,642	7,409,579
Effect of dilutive securities:
Stock options	11,995	37,953	15,852	39,395
	11,995	37,953	15,852	39,395
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,431,969	7,448,170	7,433,494	7,448,974

Basic earnings per share	$(0.47)	$0.35	$(0.23)	$0.87

Diluted earnings per share	$(0.46)	$0.35	$(0.23)	$0.86

Note 5.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2009, December 31, 2008, and June 30, 2008 are summarized as follows:

	June 30, 2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$34,836	$855	$40	$35,651
Residential mortgage-backed securities:
Government-sponsored agencies	117,853	4,379	53	122,179
Nongovernment-sponsored entities	89,836	945	11,253	79,528
State and political subdivisions	3,760	25	5	3,780
Corporate debt securities	349	6	-	355
Total taxable debt securities	246,634	6,210	11,351	241,493
Tax-exempt debt securities
State and political subdivisions	47,828	699	1,060	47,467
Total tax-exempt debt securities	47,828	699	1,060	47,467
Equity securities	180	127	-	307
Total available for sale securities	$294,642	$7,036	$12,411	$289,267

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$36,934	$1,172	$3	$38,103
Residential mortgage-backed securities:
Government-sponsored agencies	147,074	4,291	71	151,294
Nongovernment-sponsored entities	95,568	2,335	10,020	87,883
State and political subdivisions	3,760	19	-	3,779
Corporate debt securities	349	5	-	354
Total taxable debt securities	283,685	7,822	10,094	281,413
Tax-exempt debt securities
State and political subdivisions	46,617	639	1,459	45,797
Total tax-exempt debt securities	46,617	639	1,459	45,797
Equity securities	396	-	-	396
Total available for sale securities	$330,698	$8,461	$11,553	$327,606

	June 30, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$39,058	$361	$234	39,185
Residential mortgage-backed securities:
Government-sponsored agencies	118,336	1,005	1,109	118,232
Nongovernment-sponsored entities	75,800	65	5,194	70,671
State and political subdivisions	3,759	20	-	3,779
Corporate debt securities	1,349	14	15	1,348
Total taxable debt securities	238,302	1,465	6,552	233,215
Tax-exempt debt securities
State and political subdivisions	45,185	608	520	45,273
Total tax-exempt debt securities	45,185	608	520	45,273
Equity securities	5,913	-	-	5,913
Total available for sale securities	$289,400	$2,073	$7,072	$284,401

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at June 30, 2009, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$85,715	$86,407
Due from one to five years	114,600	112,550
Due from five to ten years	48,256	46,038
Due after ten years	45,891	43,965
Equity securities	180	307
	$294,642	$289,267

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2009 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$9,696	$12,540	$40,063	$304	$9

During the three months and six months ended June 30, 2009 and 2008, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended			Six Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total
June 30, 2009
Total other-than-temporary impairment losses	$(5,219)	$-	$(5,219)	$(5,219)	$(215)	$(5,434)
Portion of loss recognized in
other comprehensive income	451	-	451	451	-	451
Net impairment losses recognized in earnings	$(4,768)	$-	$(4,768)	$(4,768)	$(215)	$(4,983)

June 30, 2008
Total other-than-temporary impairment losses	$-	$(1,541)	$(1,541)	$-	$(1,541)	$(1,541)
Portion of loss recognized in
other comprehensive income	-	-	-	-	-	-
Net impairment losses recognized in earnings	$-	$(1,541)	$(1,541)	$-	$(1,541)	$(1,541)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended June 30, 2009 is as follows:

Dollars in thousands	Total
Balance, April 1, 2009	$-
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(4,768)
Balance, June 30, 2009	$(4,768)

As of June 30, 2009, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at June 30, 2009:

	Weighted	Range
	Average	Minimum	Maximum

Cumulative default rates	14.5%	4.5%	36.0%
Prepayment rates	27.2%	1.5%	100.0%
Loss severities	42.7%	30.0%	50.0%

Our vendors performing these valuations also analyze the structure of each mortgage-backed instrument in order to determine how the estimated cash flows of the underlying collateral will be distributed to each security issued from the structure.  Expected principal and interest cash flows on the impaired debt securities are discounted predominantly using unobservable discount rates which the vendors assumes that market participants would utilize in pricing the specific security.  Based on the discounted expected cash flows derived from our vendor’s models, we expect to recover the remaining unrealized losses on residential mortgage-backed securities issued by nongovernment sponsored entities.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2009 and December 31, 2008, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$7,450	$(37)	$197	$(3)	$7,647	$(40)
Residential mortgage-backed securities:
Government-sponsored agencies	4,285	(51)	140	(2)	4,425	(53)
Nongovernment-sponsored entities	36,700	(2,141)	20,944	(8,661)	57,644	(10,802)
Tax-exempt debt securities
State and political subdivisions	15,401	(414)	6,724	(651)	22,125	(1,065)
Total temporarily impaired securities	63,836	(2,643)	28,005	(9,317)	91,841	(11,960)
Other-than-temporarily impaired securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	2,966	(451)	2,966	(451)
Total other-than-temporarily
impaired securities	-	-	2,966	(451)	2,966	(451)
Total	$63,836	$(2,643)	$30,971	$(9,768)	$94,807	$(12,411)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,240	$(3)	$-	$-	$1,240	$(3)
Residential mortgage-backed securities:
Government-sponsored agencies	7,542	(33)	5,327	(38)	12,869	(71)
Nongovernment-sponsored entities	45,940	(6,612)	16,932	(3,408)	62,872	(10,020)
Tax-exempt debt securities
State and political subdivisions	19,797	(1,004)	2,481	(455)	22,278	(1,459)
Total temporarily impaired securities	$74,519	$(7,652)	$24,740	$(3,901)	$99,259	$(11,553)

We held 110 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at June 30, 2009.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

At June 30, 2009, we had $11.3 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities and not to deterioration in credit quality.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

Note 6.  Loans

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2009	2008	2008
Commercial	$126,661	$130,106	$112,793
Commercial real estate	459,671	452,264	422,393
Construction and development	183,733	215,465	210,417
Residential real estate	376,019	376,026	361,009
Consumer	30,179	31,519	30,361
Other	5,760	6,061	6,206
Total loans	1,182,023	1,211,441	1,143,179
Less unearned income	2,065	2,351	2,347
Total loans net of unearned income	1,179,958	1,209,090	1,140,832
Less allowance for loan losses	14,305	16,933	10,349
Loans, net	$1,165,653	$1,192,157	$1,130,483

Note 7.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30,		December 31,
Dollars in thousands	2009	2008	2008
Balance, beginning of period	$16,933	$9,192	$9,192
Losses:
Commercial	36	95	198
Commercial real estate	401	821	1,131
Construction and development	12,001	-	4,529
Real estate - mortgage	1,152	606	1,608
Consumer	116	112	375
Other	104	91	203
Total	13,810	1,725	8,044
Recoveries:
Commercial	5	2	4
Commercial real estate	6	7	17
Construction and development	1,534	-	-
Real estate - mortgage	11	22	64
Consumer	53	34	72
Other	73	67	128
Total	1,682	132	285
Net losses	12,128	1,593	7,759
Provision for loan losses	9,500	2,750	15,500

Balance, end of period	$14,305	$10,349	$16,933

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8.  Goodwill and Other Intangible Assets

The following tables present our goodwill at June 30, 2009 and other intangible assets at June 30, 2009, December 31, 2008, and June 30, 2008.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2009	$6,198
Acquired goodwill, net	-

Balance, June 30, 2009	$6,198

	Other Intangible Assets
	June 30,	December 31,	June 30,
Dollars in thousands	2009	2008	2008
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,536	1,461	1,385
Net carrying amount	$731	$806	$882

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$3,000
Less: accumulated amortization	400	300	200
Net carrying amount	$2,600	$2,700	$2,800

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2009 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2009 through 2011.

Note 9.  Deposits

The following is a summary of interest bearing deposits by type as of June 30, 2009 and 2008 and December 31, 2008:

	June 30,	December 31,	June 30,
Dollars in thousands	2009	2008	2008
Interest bearing demand deposits	$152,498	$156,990	$194,255
Savings deposits	105,828	61,689	60,244
Retail time deposits	377,749	380,774	310,596
Brokered time deposits	248,271	296,589	223,742
Total	$884,346	$896,042	$788,837

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of June 30, 2009:

Dollars in thousands	Amount	Percent
Three months or less	$82,522	21.0%
Three through six months	52,861	13.5%
Six through twelve months	69,302	17.7%
Over twelve months	187,767	47.8%
Total	$392,452	100.0%

A summary of the scheduled maturities for all time deposits as of June 30, 2009 is as follows:

Dollars in thousands
Six month period ending December 31, 2009	$241,179
Year ending December 31, 2010	192,223
Year ending December 31, 2011	110,456
Year ending December 31, 2012	66,180
Year ending December 31, 2013	10,962
Thereafter	5,020
$626,020

Note 10.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2009
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at June 30	$100,000	$1,373	$3,345
Average balance outstanding for the period	119,815	1,467	5,647
Maximum balance outstanding at
any month end during period	184,825	2,433	9,663
Weighted average interest rate for the period	0.50%	0.40%	2.01%
Weighted average interest rate for balances
outstanding at June 30	0.44%	0.34%	2.94%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$142,346	$1,613	$9,141
Average balance outstanding for the period	106,308	3,208	2,867
Maximum balance outstanding at
any month end during period	146,821	11,458	9,141
Weighted average interest rate for the period	2.13%	1.74%	2.37%
Weighted average interest rate for balances
outstanding at December 31	0.57%	0.48%	1.15%

	Six Months Ended June 30, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at June 30	$146,821	$708	$371
Average balance outstanding for the period	98,597	5,952	856
Maximum balance outstanding at
any month end during period	146,821	11,458	1,562
Weighted average interest rate for the period	2.87%	1.84%	4.83%
Weighted average interest rate for balances
outstanding at June 30	2.27%	0.46%	4.50%

Long-term borrowings:  Our long-term borrowings of $432,391,000, $392,748,000 and $400,186,000 at June 30, 2009, December 31, 2008, and June 30, 2008 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in long term borrowings is subordinated debt which qualifies as Tier 2 regulatory capital totaling $16 million at June 30, 2009 and $10 million at December 31, 2008 and June 30, 2008.  Of the $6 million in subordinated debt we issued during the first six months of 2009, $5 million was issued to an affiliate of a director of Summit.  This subordinated debt bears an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.

These borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2009 was 4.71% compared to 4.61% for the first six months of 2008.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at June 30, 2009, December 31, 2008, and June 30, 2008.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2009	$55,309
2010	76,481
2011	33,589
2012	64,915
2013	40,080
Thereafter	162,017
$432,391

Note 11.  Stock Option Plan

The 2009 Officer Stock Option Plan was adopted by our shareholders in May 2009 and provides for the granting of stock options for up to 350,000 shares of common stock to our key officers.    Each option granted under the Plan vests according to a schedule designated at the grant date and has a term of no more than 10 years following the vesting date.  Also, the option price per share was not to be less than the fair market value of our common stock on the date of grant.  The 2009 Officer Stock Option Plan, which expires in May 2019, replaces the 1998 Officer Stock Option Plan (collectively the “Plans”) that expired in May 2008.

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first six months of 2009 or 2008.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.  During the first six months of 2008, we recognized $6,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $2,000.

A summary of activity in our Plans during the first six months of 2009 and 2008 is as follows:

	For the Six Months Ended
	June 30, 2009		June 30, 2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	335,730	$18.36	337,580	$18.28
Granted	-	-	-	-
Exercised	(8,000)	5.36	(1,850)	4.81
Forfeited	(1,600)	5.21	-	-
Outstanding, June 30	326,130	$18.74	335,730	$18.36

Other information regarding options outstanding and exercisable at June 30, 2009 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	60,150	$5.38	3.81	$20	60,150	$5.38	$20
6.01 - 10.00	31,680	9.49	6.51	-	31,680	9.49	-
10.01 - 17.50	3,500	17.43	4.67	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	7.50	-	51,900	17.79	-
20.01 - 25.93	178,500	25.19	6.07	-	178,500	25.19	-

	326,130	18.74		$20	325,730	18.74	$20

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,295
Construction loans	39,774
Other loans	44,430
Standby letters of credit	9,347
Total	$138,846

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2009, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital (to risk weighted assets)
Summit	$127,959	10.7%	$95,745	8.0%	$119,681	10.0%
Summit Community	128,327	10.8%	95,371	8.0%	119,214	10.0%
Tier I Capital (to risk weighted assets)
Summit	$97,597	8.2%	47,872	4.0%	71,809	6.0%
Summit Community	113,965	9.6%	47,686	4.0%	71,528	6.0%
Tier I Capital (to average assets)
Summit	$97,597	6.1%	47,823	3.0%	79,705	5.0%
Summit Community	113,965	7.2%	47,295	3.0%	78,825	5.0%

As of December 31, 2008
Total Capital (to risk weighted assets)
Summit	$125,091	10.0%	99,694	8.0%	124,618	10.0%
Summit Community	129,369	10.4%	99,225	8.0%	124,031	10.0%
Tier I Capital (to risk weighted assets)
Summit	99,497	8.0%	49,847	4.0%	74,771	6.0%
Summit Community	113,841	9.2%	49,612	4.0%	74,418	6.0%
Tier I Capital (to average assets)
Summit	99,497	6.3%	47,707	3.0%	79,512	5.0%
Summit Community	113,841	7.2%	47,143	3.0%	78,571	5.0%

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

Growth in our interest earning assets of 10.24% for the first six months in 2009 compared to the same period of 2008 resulted in an increase of less than 0.29% in our net interest earnings on a tax equivalent basis.  Increased nonaccrual loans continue to negatively impact our net interest earnings and margin.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we will complete the required annual impairment test for 2009.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 11 of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2009 declined 126.25% to a loss of $1,685,000, or $0.23 per diluted share as compared to net income of $6,418,000, or $0.86 per diluted share for the six months ended June 30, 2008.  For the quarter ended June 30, 2009, net income decreased 233.00% to a loss of $3,450,000, or $0.46 per diluted share as compared to net income of $2,594,000, or $0.35 per diluted share for the same period of 2008.  Included in earnings for the six months ended June 30, 2009 was an other-than-temporary non-cash impairment charge of $5.0

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

million pre-tax, equivalent to $3.1 million after-tax, or $0.42 per diluted share.  This impairment charge relates primarily to certain residential mortgage-backed securities, which we continue to own.  Included in earnings for the six months ended June 30, 2008 was an other-than-temporary impairment charge of $1.5 million pre-tax, equivalent to $971,000 after-tax, or $0.06 per diluted share, relating primarily to certain preferred stock issuances of the Fannie Mae and Freddie Mac for 2008, which we continue to own.  The bulk of these impairment charges occurred during the second quarter of each year, therefore negatively impacting the quarterly results for each period presented.  Also negatively impacting our 2009 earnings are higher provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $9.5 million for the first six months of 2009 compared to $2.75 million for the same period of 2008.  The second quarter 2009 provision for loan losses totaled $5.5 million, compared to $1.75 million for the comparable period of 2008.  Returns on average equity and assets for the first six months of 2009 were (3.89%) and (0.21%), respectively, compared with 13.80% and 0.88% for the same period of 2008.

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

Our net interest income on a fully tax-equivalent basis totaled $23,084,000 for the six month period ended June 30, 2009 compared to $23,018,000 for the same period of 2008, representing an increase of $66,000 or 0.29%.  Although average interest earning assets grew 10.24% from $1,399,342,000 during the first six months of 2008 to $1,542,674,000 for the first six months of 2009, our net interest income remained relatively flat due to our increased level of nonaccrual loans.  The yield on interest earning assets declined to 6.06% for the six months ended June 30, 2009 from 6.88% for the comparable period of 2008.  Average interest bearing liabilities grew 11.54% from $1,290,887,000 at June 30, 2008 to $1,439,862,000 at June 30, 2009, at an average yield for the first six months of 2009 of 3.26% compared to 3.88% for the same period of 2008.

Our consolidated net interest margin decreased to 3.02% for the six month period ended June 30, 2009, compared to 3.31% for the same period in 2008.  Our quarterly net interest margin remained relatively unchanged compared to the linked quarter.  The decline in margin for the six month period when compared to June 30, 2008 was driven primarily by the reversal of loan interest income related to nonaccrual loans placed on nonaccrual status during first half of 2009 and the continued reduction in interest income as a result of higher levels of loans remaining on nonaccrual.  In addition, our margin continues to be pressured by an extremely competitive environment, both for loans and deposits.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2009 compared to June 30, 2008, the yields on earning assets decreased 82 basis points, while the cost of our interest bearing funds decreased by 62 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,200,625	$36,083	6.06%	$1,088,544	$39,410	7.28%
Tax-exempt (2)	8,134	333	8.26%	8,790	356	8.15%
Securities
Taxable	285,779	8,418	5.94%	250,414	6,358	5.11%
Tax-exempt (2)	46,254	1,559	6.80%	51,153	1,774	6.97%
Federal funds sold and interest
bearing deposits with other banks	1,882	1	0.11%	441	6	2.74%
Total interest earning assets	1,542,674	46,394	6.06%	1,399,342	47,904	6.88%

Noninterest earning assets
Cash & due from banks	18,873			16,691
Premises and equipment	23,188			22,062
Other assets	48,919			36,426
Allowance for loan losses	(21,270)			(9,785)
Total assets	$1,612,384			$1,464,736

Interest bearing liabilities
Interest bearing demand deposits	$155,456	$392	0.51%	$203,707	$1,548	1.53%
Savings deposits	88,103	770	1.76%	51,549	407	1.59%
Time deposits	638,556	11,817	3.73%	511,873	11,604	4.56%
Short-term borrowings	129,928	358	0.56%	105,405	1,490	2.84%
Long-term borrowings
and capital trust securities	427,819	9,973	4.70%	418,353	9,837	4.73%
Total interest bearing liabilities	1,439,862	23,310	3.26%	1,290,887	24,886	3.88%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	77,775			72,203
Other liabilities	8,028			8,629
Shareholders' equity	86,719			93,017
Total liabilities and
shareholders' equity	$1,612,384			$1,464,736
Net interest earnings		$23,084			$23,018
Net yield on interest earning assets			3.02%			3.31%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $642,000 and $705,000 for the periods ended
June 30, 2009 and June 30 2008, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2009 versus June 30, 2008
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,775	$(7,102)	$(3,327)
Tax-exempt	(28)	5	(23)
Securities
Taxable	955	1,105	2,060
Tax-exempt	(170)	(45)	(215)
Federal funds sold and interest
bearing deposits with other banks	5	(10)	(5)
Total interest earned on
interest earning assets	4,537	(6,047)	(1,510)

Interest paid on:
Interest bearing demand
deposits	(303)	(853)	(1,156)
Savings deposits	314	49	363
Time deposits	2,559	(2,346)	213
Short-term borrowings	286	(1,418)	(1,132)
Long-term borrowings and capital
trust securities	200	(64)	136
Total interest paid on
interest bearing liabilities	$3,056	$(4,632)	$(1,576)

Noninterest Income

Total noninterest income decreased to $99,000 for the first six months of 2009, compared to $3,976,000 for the same period of 2008, with insurance commissions and service fees from deposit accounts being the primary positive components and other-than-temporary impairment of securities being the primary negative component.  Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2009	2008	2009	2008
Insurance commissions	$1,283	$1,275	$2,627	$2,602
Service fees	857	824	1,593	1,567
Realized securities gains (losses)	39	-	295	-
Other-than-temporary impairment of securities	(4,768)	(1,541)	(4,983)	(1,541)
Net cash settlement on derivative instruments	-	-	-	(171)
Change in fair value of derivative instruments	-	-	-	705
Gain (Loss) on sale of assets	(115)	236	(124)	236
Other	362	334	691	578
Total	$(2,342)	$1,128	$99	$3,976

Other-than-temporary impairment of securities:  During second quarter 2009, we recorded a non-cash other-than temporary impairment charge of $4,768,000 related to certain residential mortgage-backed securities which we continue to own.  The remaining $215,000 other-than-temporary impairment charge on securities during 2009 was related to an equity investment.  During second quarter 2008, we recorded a non-cash other-than temporary impairment charge of $1,541,000 related to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.

Change in fair value of derivative instruments:  The $705,000 change reflected in the six months ended June 30, 2008 period includes the gain realized upon termination of interest rate swaps that did not qualify for hedge accounting.

Noninterest Expense

Total noninterest expense increased approximately 21.8% and 15.6% for the quarter ended and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  For both the quarter and six month periods, FDIC premiums and professional fees were the largest increasing components.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2009	$	%	2008	2009	$	%	2008
Salaries and employee benefits	$4,308	$121	2.9%	$4,187	$8,587	$6	0.1%	$8,581
Net occupancy expense	466	23	5.2%	443	1,063	144	15.7%	919
Equipment expense	527	(6)	-1.1%	533	1,095	27	2.5%	1,068
Supplies	248	7	2.9%	241	442	7	1.6%	435
Professional fees	403	221	121.4%	182	737	437	145.7%	300
Amortization of intangibles	88	-	0.0%	88	176	-	0.0%	176
FDIC premiums	1,245	1,065	591.7%	180	1,628	1,274	359.9%	354
Other	1,424	129	10.0%	1,295	2,732	328	13.6%	2,404
Total	$8,709	$1,560	21.8%	$7,149	$16,460	$2,223	15.6%	$14,237

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Professional fees:  The six month period increase of $437,000 and quarterly increase of $221,000 in professional fees is primarily attributable to legal expenses, a large part of which relates to foreclosed properties.

FDIC premiums:  These increased premiums resulted from higher rates charged by the FDIC.  The second quarter 2009 total also includes the special FDIC assessment.

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

We recorded a $9,500,000 provision for loan losses for the first six months of 2009, compared to $2,750,000 for the same period in 2008.  Net loan charge offs for the first six months of 2009 were $12,128,000, as compared to net charge offs of $1,593,000 over the same period of 2008.  At June 30, 2009, the allowance for loan losses totaled $14,305,000 or 1.21% of loans, net of unearned income, compared to $16,933,000 or 1.40% of loans, net of unearned income at December 31, 2008.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Table IV - Summary of Past Due Loans and Non-Performing Assets
Dollars in thousands
	June 30,		December 31,
	2009	2008	2008
Accruing loans past due 90 days or more	$668	$5,832	$1,039
Nonperforming assets:
Nonaccrual loans	61,030	9,782	46,930
Foreclosed properties	20,435	2,537	8,110
Repossessed assets	11	9	3
Total	$82,144	$18,160	$56,082
Total nonperforming loans as a
percentage of total loans	5.22%	1.37%	3.97%
Total nonperforming assets as a
percentage of total assets	5.19%	1.19%	3.45%

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loans Past Due 30-89 Days
	June 30,		March 31,	December 31,
Dollars in thousands	2009	2008	2009	2008

Commercial	$1,368	$1,089	$144	$114
Commercial real estate	4,320	24,606	3,985	195
Land development and construction	920	9,919	5,559	2,722
Residential real estate	5,802	2,962	10,291	5,009
Consumer	946	979	646	824
Total	$13,356	$39,555	$20,625	$8,864

The following table shows our nonperforming loans by category as of June 30, 2009 and 2008, March 31, 2009 and December 31, 2008.

Nonperforming Loans by Type
	June 30,		March 31,	December 31,
Dollars in thousands	2009	2008	2009	2008

Commercial	$680	$81	$637	$199
Commercial real estate	23,287	3,184	25,788	24,323
Land development and construction	29,508	6,460	45,194	18,382
Residential real estate	8,116	5,521	7,933	4,986
Consumer	107	368	31	79
Total nonperforming loans	$61,698	$15,614	$79,583	$47,969

Commercial real estate nonperforming:  One borrower -- a hotel and conference facility, with adjacent commercial real estate, near Front Royal, Virginia -- comprises 87% of the balance of nonperforming commercial real estate loans at June 30, 2009.  The debtor has filed for bankruptcy reorganization, and we expect this problem credit to be resolved within the next 18 months.

Land development and construction nonperforming:  62% of the land development and construction nonperforming assets are related to residential development projects while 38% are commercial construction projects.  87 percent of the residential related nonperforming loans is comprised of five credits as follows:

		Balance
Description	Location	(in millions)
Residential subdivision	Berkeley County, WV	$5.2
Residential subdivision and acreage	Rockingham County, VA	2.8
Residential lots	Culpeper County, VA	4.1
Residential lots and residential home	Frederick County, VA	1.5
Residential lots and subdivision	Front Royal, VA	2.3

One relationship with a commercial contractor comprises $8.7 million, or 81%, of the commercial construction nonperforming loans.

Residential real estate nonperforming:  Nonperforming residential real estate loans continued to increase during first six months of 2009 as many borrowers have been unable to make their payments due to a range of factors stemming from current declining economic conditions.  Although, the increase from first quarter 2009 to second quarter 2009 was minimal.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.

As a result of our internal loan review process, the ratio of internally classified loans to total loans increased from 9.18% at December 31, 2008 to 9.59% at June 30, 2009.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectibility, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally classified loans at June 30, 2009 occurred throughout our portfolios of real estate related loans, as shown in the table below, as several of these loans have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  Refer to the Asset Quality section of the financial review of the 2008 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans.

Internally Classified Loans

Dollars in thousands	6/30/2009	12/31/2008
Commerical	$6,652	$984
Commercial real estate	40,359	30,435
Land development & construction	45,547	60,589
Residential real estate	20,244	18,405
Consumer	543	633
Total	$113,345	$111,046

In addition to nonperforming loans discussed above, we have also identified approximately $11 million of potential problem loans at June 30, 2009 related to 8 relationships.  These potential problem loans are loans that were performing at June 30, 2009, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

FINANCIAL CONDITION

Our total assets were $1,583,910,000 at June 30, 2009, compared to $1,627,116,000 at December 31, 2008, representing a 2.7% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2008 and June 30, 2009.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position
Dollars in thousands
	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
	2008	Amount	Percentage	2009
Assets
Securities available for sale	$327,606	$(38,339)	-11.7%	$289,267
Loans, net of unearned interest	1,209,090	(29,132)	-2.4%	1,179,958

Liabilities
Deposits	$965,850	$(11,626)	-1.2%	$954,224
Short-term borrowings	153,100	(48,382)	-31.6%	104,718
Long-term borrowings
and subordinated debentures	412,337	20,054	4.9%	432,391

Deposits decreased approximately $11.6 million during the first six months of 2009.  This decrease was attributable to a $37 million growth in retail deposits offset by a $48 million decrease in brokered deposits.  We also repaid a portion of our overnight FHLB borrowings with securities cash flows and replaced approximately $14 million of them with longer term FHLB borrowings and also issued $6 million in subordinated debt.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our available for sale securities, loans, deposits and borrowings between June 30, 2009 and December 31, 2008.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged securities, and available lines of credit with the FHLB, the total of which approximated $165 million, or 10.4% of total assets at June 30, 2009 versus $174 million, or 10.7% of total assets at December 31, 2008.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2009 totaled $83,753,000 compared to $87,244,000 at December 31, 2008.

During first half 2009, we issued $6 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

During second quarter 2009, our Board of Directors declared and paid the first half 2009 cash dividend of $0.06 per share compared to $0.18 paid for the first half of 2008.  In an effort to preserve capital, the first half 2009 dividend totaled $445,000, representing a 66.6% decrease from the $1,334,000 paid during the first half 2008.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2009.

	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2009	$55,309	$-	$214
2010	76,481	-	277
2011	33,589	-	148
2012	64,915	-	149
2013	40,080	-	119
Thereafter	162,017	19,589	22
Total	$432,391	$19,589	$929

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2009 are presented in the following table.

June 30,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,295
Construction loans	39,774
Other loans	44,430
Standby letters of credit	9,347
Total	$138,846

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is liability sensitive in the near term.  That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment.  Net income would increase in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table shows our projected earnings sensitivity as of June 30, 2009 which is well within our ALCO policy limit of +/- 10%:

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	-0.24%	5.15%
Up 100 (1)	-1.12%	4.19%
Up 200 (1)	-1.50%	4.09%
Up 400 (2)	-1.49%	2.60%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2009, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2009 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2009 we held our Annual Meeting of Shareholders, and the shareholders took the following actions:

1.	Elected as directors the following individuals to three year terms:

       For                                  Withheld
James M. Cookman              5,502,654                                   208,434
Thomas J. Hawse, III           5,529,404                                   181,684
Gary L. Hinkle                       5,543,081                                   168,007
Gerald W. Huffman              5,550,859                                   160,229
H. Charles Maddy, III          5,390,024                                   321,064

The following directors’ terms of office continued after the 2009 annual shareholders’ meeting:  Frank A. Baer, III, Oscar M. Bean, Dewey F. Bensenhaver, John W. Crites, Patrick N. Frye, James P. Geary, II, Phoebe F. Heishman, Duke A. McDaniel, Ronald F. Miller, George R. Ours, Jr. and Charles S. Piccirillo.

2.	Approved the 2009 Officer Stock Option Plan.

     For                                Against                                           Abstentions
3,726,732                             754,625                                                108,276

3.	Ratified Arnett & Foster, PLLC, to serve as our independent registered public accounting firm for the year ending December 31, 2009.

     For                                Against                                           Abstentions
5,610,881                               21,838                                                78,369

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

Date: August 7, 2009