Form 10-Q
period 2009-11-09
SUMMIT FINANCIAL GROUP INC
filed 2009-11-09
CIK 811808

                                   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
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
Common Stock, $2.50 par value
7,425,472 shares outstanding as of November 6, 2009

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2009 (unaudited), December 31, 2008, and September 30, 2008 (unaudited)	4

		Consolidated statements of income for the three months and nine months ended September 30, 2009 and 2008 (unaudited)	5

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2009 and 2008 (unaudited)	6

		Consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-29

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-42

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

	Item 4.	Controls and Procedures	42

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		43

	Item 1A.	Risk Factors		43

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Submission of Matters to a Vote of Security Holders		None

	Item 5.	Other Information		43

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				44

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2009	2008	2008
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,415	$11,356	$24,077
Interest bearing deposits with other banks	6,195	108	321
Federal funds sold	-	2	56
Securities available for sale	285,156	327,606	305,962
Other investments	24,002	23,016	21,686
Loans held for sale, net	251	978	378
Loans, net	1,156,432	1,192,157	1,145,606
Property held for sale	31,193	8,110	2,232
Premises and equipment, net	23,891	22,434	22,294
Accrued interest receivable	6,666	7,217	7,082
Intangible assets	9,441	9,704	9,792
Other assets	30,151	24,428	27,839
Total assets	$1,577,793	$1,627,116	$1,567,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$68,929	$69,808	$70,353
Interest bearing	901,093	896,042	874,871
Total deposits	970,022	965,850	945,224
Short-term borrowings	73,733	153,100	98,316
Long-term borrowings	413,448	392,748	414,427
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,064	8,585	9,259
Total liabilities	1,485,856	1,539,872	1,486,815

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2009 - 3,710 shares	3,558	-	-
Common stock and related surplus, authorized 20,000,000 shares par value $2.50; issued and outstanding 2009 - 7,425,472 shares,
December 2008 - 7,415,310 shares,
September 2008 - 7,410,791 shares	24,508	24,453	24,409
Retained earnings	63,982	64,709	62,487
Accumulated other comprehensive income (loss)	(111)	(1,918)	(6,386)
Total shareholders' equity	91,937	87,244	80,510

Total liabilities and shareholders' equity	$1,577,793	$1,627,116	$1,567,325

(*) - December 31, 2008 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2009	2008	2009	2008
Interest income
Interest and fees on loans
Taxable	$17,950	$18,413	$54,033	$57,824
Tax-exempt	111	114	331	349
Interest and dividends on securities
Taxable	3,808	3,563	12,226	9,920
Tax-exempt	543	545	1,572	1,735
Interest on interest bearing deposits with other banks	5	1	6	4
Interest on Federal funds sold	-	1	-	4
Total interest income	22,417	22,637	68,168	69,836
Interest expense
Interest on deposits	6,094	6,704	19,073	20,263
Interest on short-term borrowings	129	671	487	2,161
Interest on long-term borrowings and subordinated debentures	5,298	4,878	15,270	14,715
Total interest expense	11,521	12,253	34,830	37,139
Net interest income	10,896	10,384	33,338	32,697
Provision for loan losses	4,000	12,000	13,500	14,750
Net interest income after provision for loan losses	6,896	(1,616)	19,838	17,947
Other income
Insurance commissions	1,254	1,337	3,881	3,939
Service fees	859	828	2,452	2,395
Realized securities gains (losses)	428	(6)	723	(6)
Gain (loss) on sale of assets	9	(99)	(115)	137
Net cash settlement on interest rate swaps	-	-	-	(171)
Change in fair value of interest rate swap	-	-	-	705
Other	282	260	973	838
Total other-than-temporary impairment loss on securities	-	(4,495)	(5,434)	(6,036)
Portion of loss recognized in other comprehensive income	-	-	451
Net impairment loss recognized in earnings	-	(4,495)	(4,983)	(6,036)
Total other income	2,832	(2,175)	2,931	1,801
Other expense
Salaries and employee benefits	3,862	4,113	12,449	12,695
Net occupancy expense	484	489	1,548	1,407
Equipment expense	527	538	1,622	1,606
Supplies	241	236	683	671
Professional fees	330	173	1,067	473
Amortization of intangibles	88	88	263	263
FDIC premiums	660	180	2,288	534
Other	1,675	1,468	4,407	3,873
Total other expense	7,867	7,285	24,327	21,522
Income (loss) before income taxes	1,861	(11,076)	(1,558)	(1,774)
Income tax expense (benefit)	458	(3,402)	(1,276)	(518)
Net Income (loss)	$1,403	$(7,674)	$(282)	$(1,256)

Basic earnings per common share	$0.19	$(1.04)	$(0.04)	$(0.17)

Diluted earnings per common share	$0.19	$(1.03)	$(0.04)	$(0.17)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	$24,453	$-	$64,709	$(1,918)	$87,244
Nine Months Ended September 30, 2009
Comprehensive income:
Net income (loss)	-	-	(282)	-	(282)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities, net of
deferred tax benefit of $153	-	-	-	(250)	(250)
Net unrealized gain on securities of $1,334
net of deferred tax expense of $1,258
and reclassification adjustment for	-	-	-
gains included in net income of $723				2,057	2,057
Total comprehensive income					1,525
Exercise of stock options	55	-			55
Stock compensation expense	-	-	-	-	-
Issuance of 3,710 shares preferred stock	-	3,558	-	-	3,558
Cash dividends declared ($0.06 per share)	-	-	(445)	-	(445)

Balance, September 30, 2009	$24,508	$3,558	$63,982	$(111)	$91,937

Balance, December 31, 2007	$24,391		$65,077	$(48)	$89,420
Nine Months Ended September 30, 2008
Comprehensive income:
Net income (loss)	-		(1,256)	-	(1,256)
Other comprehensive income:
Net unrealized loss on securities of
$6,332, net of deferred tax benefit of	-		-
$3,885 and reclassification adjustment
for gains included in net income of $6				(6,338)	(6,338)
Total comprehensive income					(7,594)
Exercise of stock options	9				9
Stock compensation expense	9		-	-	9
Cash dividends declared ($0.18 per share)	-	-	(1,334)	-	(1,334)

Balance, September 30, 2008	$24,409	$-	$62,487	$(6,386)	$80,510

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(282)	$(1,256)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,190	1,196
Provision for loan losses	13,500	14,750
Stock compensation expense	-	9
Deferred income tax (benefit)	(1,959)	(3,541)
Loans originated for sale	(14,990)	(4,902)
Proceeds from loans sold	15,742	5,957
(Gain) on sales of loans held for sale	(26)	(56)
Securities (gains) losses	(723)	6
Writedown of equity investment	215	6,036
Writedown of debt securities	4,768	-
Change in fair value of derivative instruments	-	(705)
Loss (gain) on disposal of other repossissed assets & property held for sale	110	(137)
Amortization of securities premiums, net	(2,137)	(307)
Amortization of goodwill and purchase accounting
adjustments, net	272	272
Increase in accrued interest receivable	550	109
(Increase) in other assets	(4,906)	(5,312)
Increase in other liabilities	479	3,247
Net cash provided by operating activities	11,803	15,366
Cash Flows from Investing Activities
Net (increase) in interest bearing deposits
with other banks	(6,087)	(243)
Proceeds from maturities and calls of securities available for sale	15,704	18,776
Proceeds from sales of securities available for sale	18,479	1,141
Principal payments received on securities available for sale	58,648	23,426
Purchases of securities available for sale	(49,592)	(85,237)
Purchases of other investments	(983)	(11,953)
Redemption of Federal Home Loan Bank Stock	-	10,309
Net decrease in Federal funds sold	2	125
Net loans made to customers	(2,601)	(109,840)
Purchases of premises and equipment	(2,648)	(1,394)
Proceeds from sales of other repossessed assets & property held for sale	1,697	2,048
Proceeds from early termination of interest rate swap	-	212
Net cash provided by (used in) investing activities	32,619	(152,630)
Cash Flows from Financing Activities
Net increase(decrease) in demand deposit, NOW and
savings accounts	50,892	(17,982)
Net increase(decrease) in time deposits	(46,720)	134,516
Net (decrease) in short-term borrowings	(79,367)	(73,738)
Proceeds from long-term borrowings	82,656	131,281
Repayment of long-term borrowings	(68,755)	(32,697)
Proceeds from issuance of subordinated debentures	6,763	-
Exercise of stock options	55	9
Dividends paid	(445)	(1,334)
Proceeds from issuance of preferred stock	3,558	-
Net cash provided by (used in) financing activities	(51,363)	140,055
Increase (decrease) in cash and due from banks	(6,941)	2,791
Cash and due from banks:
Beginning	11,356	21,286
Ending	$4,415	$24,077
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2009	2008

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$35,173	$37,170
Income taxes	$1,395	$3,690

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$24,826	$1,972

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  For the third quarter of 2009, we evaluated subsequent events through November 6, 2009.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2008 audited financial statements and Annual Report on Form 10-K and Form 10-K/A.  Certain accounts in the consolidated financial statements for December 31, 2008 and September 30, 2008, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Significant New Authoritative Accounting Guidance

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became the officially recognized source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, new authoritative accounting guidance under ASC Topic 320, Investments - Debt and Equity Securities, requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to its recovery.  This guidance does not change the recognition of other-than-temporary impairment for equity securities.  We adopted this guidance effective April 1, 2009, which resulted in a $451,000, pre-tax, reduction in the other-than-temporary impairment charges recorded in earnings for the three month period ended June 30, 2009.  The adoption had no effect on any prior periods, as we held no debt securities at the time of its adoption for which an other-than-temporary impairment had been previously recognized.  Accordingly, we recorded no cumulative effect adjustment upon adoption.  The expanded disclosures related to ACS Topic 320 are included in Note 5. Securities.

New authoritative accounting guidance under ASC Topic 815, Derivatives and Hedging, amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new authoritative accounting guidance under

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

ASC Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact on our financial condition or results of operations as it only relates to disclosures.

New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new guidance during the quarter ended June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for us beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

New authoritative accounting guidance under ASC Topic 825, Financial Instruments, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  During second quarter 2009, we adopted this guidance, which only relates to disclosures and therefore it did not have an impact on our financial condition or results of operations.  The new interim disclosures required under Topic 825 are included in Note 3. Fair Value Measurements.

New authoritative accounting guidance under ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events occurring subsequent to the balance sheet date. It does not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required.  The new authoritative guidance under ASC Topic 855 was effective for the second quarter of 2009 and did not affect our financial condition or results of operations.

On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to our accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450.  We will be required to prospectively apply ASC Topic 805 to all business combinations completed on or after January 1, 2009. Early adoption is not permitted.  We are currently evaluating this guidance and have not determined the impact it will have on our financial statements.

Note 3.  Fair Value Measurements

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Accordingly, securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, and impaired loans held for investment.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

recorded investments in such loans.  At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that management believes is indicative of the value that will be ultimately realized upon the future sale of the collateral, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the current appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered for impaired loans where management deems appropriate.  In evaluating the necessity for obtaining current appraisals, management considers such factors as:  age of the original appraisal, significance of the loan balance, and the collateral’s specific nature.  If a new appraisal is not obtained or has not yet been obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in value of the loan’s underlying collateral since the date of  the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which are received generally within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount to substantially all appraised values in arriving at its fair value of collateral dependent impaired loans to compensate for the estimated costs to sell the collateral and a shorter marketing period than that assumed by the appraiser.  As of September 30, 2009, the total fair value of our collateral dependent impaired loans which had a related specific allowance or charge-off was $1,580,000 less than the related appraised values of the underlying collateral for such loans, representing an average discount of approximately 7%.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2009	Level 1	Level 2	Level 3

Available for sale securities	$285,156	$-	$285,156	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009.

Available for
Sale
Dollars in thousands	Securities
Balance January 1, 2009	$11,711
Total realized/unrealized gains (losses):
Included in earnings	(4,768)
Included in other comprehensive income	3,808
Purchases, sales, issuances and settlements, net	(760)
Transfers between categories	(9,991)
Balance September 30, 2009	$-

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2009	Level 1	Level 2	Level 3

Loans held for sale	$251	$-	$251	$-
Impaired loans	59,585	-	40,215	19,370

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $64,320,000, with a valuation allowance of $4,735,000, resulting in an additional provision for loan losses of $3,220,000 for nine months ended September 30, 2009.

ASC Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The following summarizes the methods and significant assumptions we used in estimating our fair value disclosures for financial instruments.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$4,415	$4,415	$11,356	$11,356
Interest bearing deposits with
other banks	6,195	6,195	108	108
Federal funds sold	-	-	2	2
Securities available for sale	285,156	285,156	327,606	327,606
Other investments	24,002	24,002	23,016	23,016
Loans held for sale, net	251	251	978	978
Loans, net	1,156,432	1,172,448	1,192,157	1,201,884
Accrued interest receivable	6,666	6,666	7,217	7,217
Derivative financial assets	-	-	16	16
	$1,483,117	$1,499,133	$1,562,456	$1,572,183
Financial liabilities:
Deposits	$970,022	$986,913	$965,850	$1,077,942
Short-term borrowings	73,733	73,733	153,100	153,100
Long-term borrowings and
subordinated debentures	433,037	450,125	412,337	434,172
Accrued interest payable	4,454	4,454	4,796	4,796
Derivative financial liabilities	-	-	18	18
	$1,481,246	$1,515,225	$1,536,101	$1,670,028

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 4.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands , except per share amounts	2009	2008	2009	2008
Numerator for both basic and diluted earnings per share:
Net Income	$1,403	$(7,674)	$(282)	$(1,256)

Denominator
Denominator for basic earnings per share -
weighted average common shares outstanding	7,425,472	7,410,791	7,420,271	7,409,986
Effect of dilutive securities:
Convertible preferred stock	7,332	-	2,471	-
Stock options	7,072	34,451	13,626	37,327
	14,404	34,451	16,097	37,327
Denominator for diluted earnings per share -
weighted average common shares outstanding and
assumed conversions	7,439,876	7,445,242	7,436,368	7,447,313

Basic earnings per share	$0.19	$(1.04)	$(0.04)	$(0.17)

Diluted earnings per share	$0.19	$(1.03)	$(0.04)	$(0.17)

Note 5.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2009, December 31, 2008, and September 30, 2008 are summarized as follows:

	September 30, 2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$34,694	$961	$4	$35,651
Residential mortgage-backed securities:
Government-sponsored agencies	116,237	5,196	13	121,420
Nongovernment-sponsored agencies	83,050	148	7,939	75,259
State and political subdivisions	3,760	42	4	3,798
Corporate debt securities	350	9	-	359
Total taxable debt securities	238,091	6,356	7,960	236,487
Tax-exempt debt securities:
State and political subdivisions	47,063	1,277	180	48,160
Total tax-exempt debt securities	47,063	1,277	180	48,160
Equity securities	179	330	-	509
Total available for sale securities	$285,333	$7,963	$8,140	$285,156

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$36,934	$1,172	$3	$38,103
Residential mortgage-backed securities:
Government-sponsored agencies	147,074	4,291	71	151,294
Nongovernment-sponsored agencies	95,568	2,335	10,020	87,883
State and political subdivisions	3,760	19	-	3,779
Corporate debt securities	349	5	-	354
Total taxable debt securities	283,685	7,822	10,094	281,413
Tax-exempt debt securities:
State and political subdivisions	46,617	639	1,459	45,797
Total tax-exempt debt securities	46,617	639	1,459	45,797
Equity securities	396	-	-	396
Total available for sale securities	$330,698	$8,461	$11,553	$327,606

	September 30, 2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$40,979	$130	$858	40,251
Residential mortgage-backed securities:
Government-sponsored agencies	147,992	1,510	708	148,794
Nongovernment-sponsored agencies	75,022	91	8,508	66,605
State and political subdivisions	3,759	20	-	3,779
Corporate debt securities	349	5	-	354
Total taxable debt securities	268,101	1,756	10,074	259,783
Tax-exempt debt securities:
State and political subdivisions	46,740	327	2,306	44,761
Total tax-exempt debt securities	46,740	327	2,306	44,761
Equity securities	1,418	-	-	1,418
Total available for sale securities	$316,259	$2,083	$12,380	$305,962

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at September 30, 2009, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$82,417	$83,542
Due from one to five years	110,797	110,072
Due from five to ten years	48,093	47,150
Due after ten years	43,846	43,883
Equity securities	180	509
	$285,333	$285,156

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2009 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$18,479	$15,704	$58,648	$737	$14

During the three months and nine months ended September 30, 2009 and 2008, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended			Nine Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total
September 30, 2009
Total other-than-temporary impairment losses	$-	$-	$-	$(5,219)	$(215)	$(5,434)
Portion of loss recognized in
other comprehensive income	-	-	-	451	-	451
Net impairment losses recognized in earnings	$-	$-	$-	$(4,768)	$(215)	$(4,983)

September 30, 2008
Total other-than-temporary impairment losses	$-	$(4,495)	$(4,495)	$-	$(6,036)	$(6,036)
Portion of loss recognized in
other comprehensive income	-	-	-	-	-	-
Net impairment losses recognized in earnings	$-	$(4,495)	$(4,495)	$-	$(6,036)	$(6,036)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months and nine months ended September 30, 2009 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Dollars in thousands	Total	Total
Beginning Balance	$(4,768)	$-
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	-	(4,768)
Securities sold during the period	2,229	2,229
Ending Balance	$(2,539)	$(2,539)

At September 30, 2009, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at September 30, 2009:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	14.5%	4.5%	36.0%
Constant default rates	27.2%	1.5%	100.0%
Loss severities	42.7%	30.0%	50.0%

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2009 and December 31, 2008, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,042	$(1)	$193	$(2)	$1,235	$(3)
Residential mortgage-backed securities:
Government-sponsored agencies	4,477	(11)	136	(2)	4,613	(13)
Nongovernment-sponsored entities	30,690	(1,692)	21,666	(5,844)	52,356	(7,536)
Tax-exempt debt securities
State and political subdivisions	883	(4)	3,860	(180)	4,743	(184)
Total temporarily impaired securities	37,092	(1,708)	25,855	(6,028)	62,947	(7,736)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	383	(41)	2,035	(363)	2,418	(404)
Total other-than-temporarily
impaired securities	383	(41)	2,035	(363)	2,418	(404)
Total	$37,475	$(1,749)	$27,890	$(6,391)	$65,365	$(8,140)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,240	$(3)	$-	$-	$1,240	$(3)
Residential mortgage-backed securities:
Government-sponsored agencies	7,542	(33)	5,327	(38)	12,869	(71)
Nongovernment-sponsored entities	45,940	(6,612)	16,932	(3,408)	62,872	(10,020)
Tax-exempt debt securities
State and political subdivisions	19,797	(1,004)	2,481	(455)	22,278	(1,459)
Total temporarily impaired securities	$74,519	$(7,652)	$24,740	$(3,901)	$99,259	$(11,553)

We held 55 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at September 30, 2009.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At September 30, 2009, we had $7.9 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities and not to deterioration in credit quality.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

Note 6. Loans

Loans are summarized as follows:

	September 30,	December 31,	September 30,
Dollars in thousands	2009	2008	2008
Commercial	$125,743	$130,106	$115,106
Commercial real estate	457,669	452,264	423,982
Construction and development	176,783	215,465	225,582
Residential real estate	376,439	376,026	366,989
Consumer	29,555	31,519	31,433
Other	6,087	6,061	6,240
Total loans	1,172,276	1,211,441	1,169,332
Less unearned income	1,996	2,351	2,293
Total loans net of unearned income	1,170,280	1,209,090	1,167,039
Less allowance for loan losses	13,848	16,933	21,433
Loans, net	$1,156,432	$1,192,157	$1,145,606

We segment our loan portfolio in to the following major lending categories: commercial, commercial real estate, construction and development, residential real estate, and consumer. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory, equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction of that real estate. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, 1-4 family housing construction both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction, and raw land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties as well as home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans, recreational loans, as well as personal unsecured loans.

Summit’s loan underwriting guidelines and standards are updated periodically and are presented to the Board of Directors for approval. The purpose of these standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner, to serve the legitimate credit needs of the communities of Summit’s primary market area, and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our real estate underwriting loan-to-value (“LTV”) policy limits are at or below bank regulatory guidelines, as follows:

	Regulatory	Summit
	LTV	LTV
	Guideline	Policy Limit
Raw land	65%	65%
Land development	75%	70%
Construction:
Commercial, multifamily, and other non-residential	80%	80%
1-4 family residential, consumer borrower	85%	85%
1-4 family residential, commercial borrower	85%	80%
Improved property	85%	80%
Owner occupied 1-4 family	90%	85%
Home equity	90%	90%

The regulatory guidelines permit exceptions as long as those loans are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such high LTV exceptions does not exceed 100% of our subsidiary bank’s Total regulatory capital, which totaled $134.3 million as of September 30, 2009.  As of this date, we had loans approximating $90.9 million that exceeded the above regulatory LTV guidelines, as follows:
Residential real estate
Owner occupied – 1st lien	$ 11.8 million
Owner occupied – 2nd lien	$ 4.0 million

Commercial real estate
Residential non-owner occupied, 1st lien	$ 6.5 million
Owner occupied commercial real estate	$ 22.3 million
Other commercial real estate	$ 10.7 million

Construction, development & land	$ 35.6 million

Summit’s underwriting standards and practice is designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures and within our underwriting guidelines, as disclosed above. Consumer real estate loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, the intent of our underwriting standards is to insure that adequate primary repayment capacity exists to address both future increases in interest rate, and fluctuations in the underlying cash flows available for repayment.  Historically, Summit has not offered “teaser rate” or “payment option ARM” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers (defined as consumers with a credit score of less than 599).

The above guidelines are adhered to and subject to the experience, background, and personal judgment of the loan officer receiving a loan application. A loan officer may grant, with justification, a loan with variances from underwriting guidelines and standards. However, the loan officer may not exceed his or her respective unsecured lending authority without obtaining the prior, proper approval from a superior, or Loan Committee, whichever is deemed appropriate.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 7. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended September 30, 2009 and 2008, and for the year ended December 31, 2008 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
Dollars in thousands	2009	2008	2008
Balance, beginning of period	$16,933	$9,192	$9,192
Losses:
Commercial	343	145	198
Commercial real estate	459	869	1,131
Construction and development	15,339	-	4,529
Residential real estate	1,907	1,260	1,608
Consumer	167	277	375
Other	180	142	203
Total	18,395	2,693	8,044
Recoveries:
Commercial	14	2	4
Commercial real estate	12	13	17
Construction and development	1,594	-	-
Residential real estate	22	29	64
Consumer	71	42	72
Other	97	98	128
Total	1,810	184	285
Net losses	16,585	2,509	7,759
Provision for loan losses	13,500	14,750	15,500
Balance, end of period	$13,848	$21,433	$16,933

Our total recorded investment in impaired loans at September 30, 2009, December 31, 2008 and September 30, 2008 approximated $64,320,000, $54,029,000, and $57,194,000, respectively.  The related allowance associated with impaired loans was approximately $4,735,000, $7,992,000, and $10,996,000, at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  At September 30, 2009, December 31, 2008, and September 30 2008, $17,612,000, $34,650,000, and $37,506,000, respectively, of the impaired loans had a related allowance.  Our average investment in such loans approximated $52,209,000 and $18,254,000 for the nine months ended September 30, 2009 and 2008, respectively and $31,762,000 for the year ended December 31, 2008.  Impaired loans for all periods included loans that were collateral dependent, for which the fair values of the loans’ collateral were used to measure impairment.

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

For the nine months ended September 30, 2009 and 2008, we recognized approximately $44,000, and $14,000, respectively, in interest income on impaired loans after the date that the loans were deemed to be impaired, while we recognized approximately $62,000 of such interest for the year ended December 31, 2008.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8.  Goodwill and Other Intangible Assets

The following tables present our goodwill at September 30, 2009 and other intangible assets at September 30, 2009, December 31, 2008, and September 30, 2008.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2009	$6,198
Acquired goodwill, net	-

Balance, September 30, 2009	$6,198

	Other Intangible Assets
	September 30,	December 31,	September 30,
Dollars in thousands	2009	2008	2008
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267	$2,267
Less: accumulated amortization	1,574	1,461	1,423
Net carrying amount	$693	$806	$844

Identifiable intangible assets
Gross carrying amount	$3,000	$3,000	$3,000
Less: accumulated amortization	450	300	250
Net carrying amount	$2,550	$2,700	$2,750

During the third quarter, we completed the required annual impairment test for 2009, which reflected no impairment.

We recorded amortization expense of approximately $263,000 for the nine months ended September 30, 2009 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2009 through 2011.

Note 9.  Deposits

The following is a summary of interest bearing deposits by type as of September 30, 2009 and 2008 and December 31, 2008:

	September 30,	December 31,	September 30,
Dollars in thousands	2009	2008	2008
Interest bearing demand deposits	$154,683	$156,990	$182,383
Savings deposits	115,767	61,689	58,678
Retail time deposits	363,406	380,774	352,155
Brokered time deposits	267,237	296,589	281,655
Total	$901,093	$896,042	$874,871

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2009:

Dollars in thousands	Amount	Percent
Three months or less	$65,510	16.0%
Three through six months	43,933	10.7%
Six through twelve months	69,298	16.9%
Over twelve months	231,631	56.4%
Total	$410,372	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2009 is as follows:

Dollars in thousands
Three month period ending December 31, 2009	$111,549
Year ending December 31, 2010	253,494
Year ending December 31, 2011	128,329
Year ending December 31, 2012	67,790
Year ending December 31, 2013	42,509
Thereafter	26,972
$630,643

Note 10.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2009
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at September 30	$69,560	$557	$3,616
Average balance outstanding for the period	105,711	1,259	6,926
Maximum balance outstanding at
any month end during period	184,825	2,433	9,663
Weighted average interest rate for the period	0.50%	0.39%	1.61%
Weighted average interest rate for balances
outstanding at September 30	0.54%	0.34%	3.01%

	Year Ended December 31, 2008
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$142,346	$1,613	$9,141
Average balance outstanding for the period	106,308	3,208	2,867
Maximum balance outstanding at
any month end during period	146,821	11,458	9,141
Weighted average interest rate for the period	2.13%	1.74%	2.37%
Weighted average interest rate for balances
outstanding at December 31	0.57%	0.48%	1.15%

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

Long-term borrowings:  Our long-term borrowings of $413,448,000, $392,748,000 and $414,427,000 at September 30, 2009, December 31, 2008, and September 30, 2008 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).  Included in long term borrowings is subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at September 30, 2009 and $10 million at December 31, 2008 and September 30, 2008.  Of the $6.8 million in subordinated debt we issued during the first nine months of 2009, $5 million was issued to an affiliate of a director of Summit.  This subordinated debt bears an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2009 was 4.78% compared to 4.61% for the first nine months of 2008.

Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2009, December 31, 2008, and September 30, 2008.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2009	$15,156
2010	76,481
2011	33,589
2012	64,915
2013	40,080
Thereafter	202,816
$433,037

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first nine months of 2009 or 2008.

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.  During the first nine months of 2008, we recognized $9,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $3,000.

A summary of activity in our Plans during the first nine months of 2009 and 2008 is as follows:

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	335,730	$18.36	337,580	$18.28
Granted	-	-	-	-
Exercised	(8,000)	5.36	(1,850)	4.81
Forfeited	(1,600)	5.21	-	-
Outstanding, September 30	326,130	$18.74	335,730	$18.36

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Other information regarding options outstanding and exercisable at September 30, 2009 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	60,150	$5.38	3.55	$-	60,150	$5.38	$-
6.01 - 10.00	31,680	9.49	6.26	-	31,680	9.49	-
10.01 - 17.50	3,500	17.43	4.42	-	3,500	17.43	-
17.51 - 20.00	52,300	17.79	7.25	-	51,900	17.79	-
20.01 - 25.93	178,500	25.19	5.82	-	178,500	25.19	-

	326,130	18.74		$-	325,730	18.74	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,088
Construction loans	29,157
Other loans	43,661
Standby letters of credit	5,463
Total	$123,369

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

Note 13.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2009, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to risk weighted assets)
Summit	$132,649	11.0%	$96,079	8.0%	$120,099	10.0%
Summit Community	134,299	11.2%	95,644	8.0%	119,555	10.0%
Tier I Capital (to risk weighted assets)
Summit	$101,852	8.5%	48,040	4.0%	72,059	6.0%
Summit Community	120,302	10.1%	47,822	4.0%	71,733	6.0%
Tier I Capital (to average assets)
Summit	$101,852	6.5%	47,313	3.0%	78,855	5.0%
Summit Community	120,302	7.7%	47,040	3.0%	78,401	5.0%

As of December 31, 2008
Total Capital (to risk weighted assets)
Summit	$125,091	10.0%	99,694	8.0%	124,618	10.0%
Summit Community	129,369	10.4%	99,225	8.0%	124,031	10.0%
Tier I Capital (to risk weighted assets)
Summit	99,497	8.0%	49,847	4.0%	74,771	6.0%
Summit Community	113,841	9.2%	49,612	4.0%	74,418	6.0%
Tier I Capital (to average assets)
Summit	99,497	6.3%	47,707	3.0%	79,512	5.0%
Summit Community	113,841	7.2%	47,143	3.0%	78,571	5.0%

+

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Summit Financial Group, Inc. (“Summit”) and its bank subsidiary, Summit Community Bank, Inc. (the “Bank”), have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	The Bank achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	The Bank providing prior notice of any declaration of intent to pay cash dividends;

•
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding the MOU’s is included in Part II. Item 5 – Other Information on this Form 10-Q and on our Form 8-K dated September 24, 2009, and are incorporated herein by reference.

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

Growth in our interest earning assets of 7.09% for the first nine months in 2009 compared to the same period of 2008 resulted in an increase of less than 1.73% in our net interest earnings on a tax equivalent basis while our tax equivalent net interest margin actually decreased 15 basis points.  Increased nonaccrual loans continue to negatively impact our net interest earnings and margin.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2009, which reflected no impairment.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Notes 1 and 11 of the consolidated financial statements of our Annual Report on Form 10-K/A for further discussion of our intangible assets, which include goodwill.

ASC Topic 820 “Fair Value Measurements and Disclosures” provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC Topic 820. Fair value determination in accordance with this guidance requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC Topic 825 “Financial Instruments”.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2009 increased 77.55% to a loss of $282,000, or $0.04 per diluted share as compared to a net loss of $1,256,000, or $0.17 per diluted share for the nine months ended September 30, 2008.  For the quarter ended September 30, 2009, net income increased to $1,403,000, or $0.19 per diluted share as compared to a net loss of $7,674,000, or $1.03 per diluted share for the same period of 2008.  Included in the loss for the nine months ended September 30, 2009 was an other-than-temporary non-cash

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

impairment charge of $5.0 million pre-tax, equivalent to $3.1 million after-tax, or $0.42 per diluted share.  This impairment charge relates primarily to certain residential mortgage-backed securities, which we continue to own.  Included in the loss for the nine months ended September 30, 2008 was an other-than-temporary impairment charge of $6.0 million pre-tax, equivalent to $3.8 million after-tax, or $0.51 per diluted share, relating primarily to certain preferred stock issuances of the Fannie Mae and Freddie Mac, which we continue to own.  $4.5 million of this pre-tax 2008 charge was during third quarter, thus also negatively impacting the third quarter 2008 earnings.  Also negatively impacting earnings for both 2009 and 2008 are higher provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $13.5 million for the first nine months of 2009 compared to $14.75 million for the same period of 2008.  The third quarter 2009 provision for loan losses totaled $4.0 million, compared to $12.0 million for the comparable period of 2008.  Returns on average equity and assets for the first nine months of 2009 were (0.43%) and (0.02%), respectively, compared with (1.82%) and (0.11%) for the same period of 2008.

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

Our net interest income on a fully tax-equivalent basis totaled $34,319,000 for the nine month period ended September 30, 2009 compared to $33,736,000 for the same period of 2008, representing an increase of $583,000 or 1.73%.  This increase resulted from growth in interest earning assets, primarily loans, and also a 51 basis points decrease in the cost of interest bearing liabilities.  Average interest earning assets grew 7.09% from $1,424,349,000 during the first nine months of 2008 to $1,525,372,000 for the first nine months of 2009.  Average interest bearing liabilities grew 8.69% from $1,317,815,000 at September 30, 2008 to $1,432,368,000 at September 30, 2009, at an average yield for the first nine months of 2009 of 3.25% compared to 3.76% for the same period of 2008.

Our consolidated net interest margin decreased to 3.01% for the nine month period ended September 30, 2009, compared to 3.16% for the same period in 2008.  On a quarterly basis, our net interest margin decreased to 2.99% at September 30, 2009, from 3.00% at the linked quarter end, and increased from 2.89% for the quarter ended September 30, 2008.  The lower margin for the quarter ended September 30, 2008 was affected by the reversal of approximately $1.6 million of interest income on loans placed on nonaccrual status during third quarter 2008.  In addition, our margin continues to be pressured by an extremely competitive environment, both for loans and deposits.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2009 compared to September 30, 2008, the yields on earning assets decreased 59 basis points, while the cost of our interest bearing funds decreased by 51 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,191,692	$54,033	6.06%	$1,107,474	$57,824	6.97%
Tax-exempt (2)	8,112	502	8.27%	8,647	529	8.17%
Securities
Taxable	277,558	12,226	5.89%	256,914	9,921	5.16%
Tax-exempt (2)	46,988	2,382	6.78%	50,923	2,594	6.80%
Federal funds sold and interest
bearing deposits with other banks	1,022	6	0.78%	391	7	2.39%
Total interest earning assets	1,525,372	69,149	6.06%	1,424,349	70,875	6.65%

Noninterest earning assets
Cash & due from banks	14,110			9,847
Premises and equipment	23,446			22,058
Other assets	55,390			38,275
Allowance for loan losses	(19,377)			(10,176)
Total assets	$1,598,941			$1,484,353

Interest bearing liabilities
Interest bearing demand deposits	$154,945	$586	0.51%	$198,246	$2,134	1.44%
Savings deposits	96,011	1,173	1.63%	54,583	668	1.63%
Time deposits	636,569	17,314	3.64%	536,493	17,461	4.35%
Short-term borrowings	113,896	487	0.57%	110,228	2,161	2.62%
Long-term borrowings
and capital trust securities	430,947	15,270	4.74%	418,265	14,715	4.70%
Total interest bearing liabilities	1,432,368	34,830	3.25%	1,317,815	37,139	3.76%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	71,359			65,882
Other liabilities	8,592			8,781
Shareholders' equity	86,622			91,875
Total liabilities and
shareholders' equity	$1,598,941			$1,484,353
Net interest earnings		$34,319			$33,736
Net yield on interest earning assets			3.01%			3.16%

(1) - For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $981,000 and $1,039,000 for the periods ended
September 30, 2009 and September 30 2008, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2009 versus September 30, 2008
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$4,182	$(7,973)	$(3,791)
Tax-exempt	(34)	7	(27)
Securities
Taxable	834	1,471	2,305
Tax-exempt	(202)	(10)	(212)
Federal funds sold and interest
bearing deposits with other banks	6	(7)	(1)
Total interest earned on
interest earning assets	4,786	(6,512)	(1,726)

Interest paid on:
Interest bearing demand
deposits	(390)	(1,158)	(1,548)
Savings deposits	505	-	505
Time deposits	2,973	(3,120)	(147)
Short-term borrowings	70	(1,744)	(1,674)
Long-term borrowings and capital
trust securities	438	117	555
Total interest paid on
interest bearing liabilities	3,596	(5,905)	(2,309)

Net interest income	$1,190	$(607)	$583

Noninterest Income

Total noninterest income increased to $2,931,000 for the first nine months of 2009, compared to $1,801,000 for the same period of 2008, with insurance commissions and service fees from deposit accounts being the primary positive components and other-than-temporary impairment of securities being the primary negative component.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2009	2008	2009	2008
Insurance commissions	$1,254	$1,337	$3,881	$3,939
Service fees	859	828	2,452	2,395
Realized securitites gains/(losses)	428	(6)	723	(6)
Other-than-temporary impairment of securities	-	(4,495)	(4,983)	(6,036)
Net cash settlement on interest rate swaps	-	-	-	(171)
Change in fair value of interest rate swaps	-	-	-	705
Gain (loss) on sale of assets	9	(99)	(115)	137
Other	282	260	973	838
Total	$2,832	$(2,175)	$2,931	$1,801

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first nine months of 2009, we recorded a non-cash other-than temporary impairment charge of $4,768,000 related to certain residential mortgage-backed securities which we continue to own.  The remaining $215,000 other-than-temporary impairment charge on securities during 2009 was related to an equity investment.  During third quarter 2008, we recorded a non-cash other-than temporary impairment charge of $4,495,000 related to certain preferred stock issuances of the Fannie Mae and Freddie Mac which we continue to own.  The impairment charge on these stocks was $6,036,000 for the nine months ended September 30, 2008.

Change in fair value of derivative instruments:  The $705,000 change reflected in the nine months ended September 30, 2008 period includes the gain realized upon termination of these interest rate swaps that did not qualify for hedge accounting.

Noninterest Expense

Total noninterest expense increased approximately 8.0% for the quarter ended September 30, 2009 and 13.0% for the nine months ended September 30, 2009 as compared to the same periods in 2008.  For both the quarter and six month periods, FDIC premiums and professional fees were the largest increasing components.  Table III below shows the breakdown of these increases.

Table III - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2009	$	%	2008	2009	$	%	2008
Salaries and employee benefits	$3,862	$(251)	-6.1%	$4,113	$12,449	$(246)	-1.9%	$12,695
Net occupancy expense	484	(5)	-1.0%	489	1,548	141	10.0%	1,407
Equipment expense	527	(11)	-2.0%	538	1,622	16	1.0%	1,606
Supplies	241	5	2.1%	236	683	12	1.8%	671
Professional fees	330	157	90.8%	173	1,067	594	125.6%	473
Amortization of intangibles	88	-	0.0%	88	263	-	0.0%	263
FDIC premiums	660	480	266.7%	180	2,288	1,754	328.5%	534
Other	1,675	207	14.1%	1,468	4,407	534	13.8%	3,873
Total	$7,867	$582	8.0%	$7,285	$24,327	$2,805	13.0%	$21,522

Professional fees:  The nine month period increase of $594,000 and quarterly increase of $157,000 in professional fees is primarily attributable to legal expenses, a large part of which relates to foreclosed properties.

FDIC premiums:  These increased premiums resulted from higher rates charged by the FDIC.  The special FDIC assessment occurred during second quarter 2009.

Credit Experience

The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for probable credit losses inherent in the loan portfolio. Our determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, change in the composition and risk characteristics of the loan portfolio, and the anticipated influence of national and local economic conditions.  The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

We recorded a $13,500,000 provision for loan losses for the first nine months of 2009, compared to $14,750,000 for the same period in 2008.  This increase is primarily the result of the significant rise in nonperforming loans during the 2008 third quarter.  Net loan charge offs for the first nine months of 2009 were $16,585,000, as compared to

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

$2,509,000 over the same period of 2008.  At September 30, 2009, the allowance for loan losses totaled $13,848,000 or 1.18% of loans, net of unearned income, compared to $16,933,000 or 1.40% of loans, net of unearned income at December 31, 2008.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Table IV - Summary of Non-Performing Assets

Dollars in thousands	September 30,		December 31,
	2009	2008	2008
Accruing loans past due 90 days or more	$781	$5,612	$1,039
Nonaccrual loans
Commercial	396	92	198
Commercial real estate	22,294	26,162	24,323
Construction and development	27,084	25,313	17,368
Residential real estate	8,263	2,474	4,983
Consumer	34	192	58
Total nonaccrual loans	58,071	54,233	46,930
Foreclosed properties
Commercial	-	-	-
Commercial real estate	4,873	1,375	875
Construction and development	25,278	180	6,755
Residential real estate	1,042	677	480
Consumer	-	-	-
Total foreclosed properties	31,193	2,232	8,110
Repossessed assets	1	52	3
Total nonperforming assets	$90,046	$62,129	$56,082
Total nonperforming loans as a
percentage of total loans	5.02%	5.13%	3.97%
Total nonperforming assets as a
percentage of total assets	5.71%	3.96%	3.45%

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
Dollars in thousands	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008

Commercial	$177	$1,368	$144	$706	$706
Commercial real estate	5,064	4,320	3,985	1,407	1,407
Construction and development	9,362	920	5,559	1,996	1,996
Residential real estate	8,381	5,802	10,291	8,537	8,537
Consumer	810	946	646	1,140	1,140
Total	$23,794	$13,356	$20,625	$13,786	$13,786

All nonperforming loans are individually reviewed and adequate reserves are in place.  The majority of nonperforming loans are secured by real property with values supported by appraisals.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at September 30, 2009.

Significant Nonperforming Loan Relationships
dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Front Royal, VA	124 room hotel & 8 commercial lots	Sept. 2007 & Jan. 2008	Sept. 2008	$20,704	Collateral value	$22,000	(1)	$ -	$-
Winchester, VA	Commercial building	Dec. 2008	July 09	$3,568	Collateral value	$2,800	(1)(3)	$500	$-
Rockingham Co., VA & Moorefield, WV	Residential subdivision & acreage	Nov. 2007	Mar. 2009	$3,710	Collateral value	$3,397	(1) (3)	$360	$-
Frederick Co., VA	Residential & commercial lots; 3 single family residences & acreage	Various 2004 - 2008	Mar. 2009	$3,915	Collateral value	$2,984	(1)	$1,015	$800
Berkley Co., WV & Frederick Co., VA	Three Residential subdivisions & undeveloped acreage; single family lots, and 5 single family residences & acreage	Various 2006 - March 2009	Sept. 2009	$7,011	Collateral value	$11,041	(1)	$600	$-
Winchester, VA	Commercial lots and acreage	Nov. 2008	Mar. 2009	$1,884	Collateral value	$2,217	(1)	$ -	$-
Frederick Co., VA & Shenandoah Co., VA	Commercial building & 4 single family residences & acreage	Various 2007 - 2008	Nov. 2008 & Jun. 2009	$2,503	Collateral value	$2,675	(1)	$375	$250
Frederick Co., VA	Commercial condominium incomplete, completed commercial condominium unit & acreage	July & Dec. 2005 & May 2008	Mar. 2009	$6,306	Collateral value	$9,954	(2)	$ -	$2,012
Front Royal, VA	Residential building lots & acreage	July & Oct. 2006	Dec. 2008, Mar. 2009, & June 2009	$1,546	Collateral value	$1,285	(2)	$489	$-
Linden, VA	Residential building lots & 1 single family residence & acreage	Nov. 2005 & Jan. 2007	May 2009	$1,067	Collateral value	$685	(1)	$525	$224

(1) - Values are based upon recent external appraisal.
(2) - Value based upon management's discount of appraised value obtained at loan origination
(3) - Value listed above is value of primary property securing the loan. However, the loan is cross-collateralized with other property.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 9.18% at December 31, 2008 to 11.08% at September 30, 2009.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, criticized loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally criticized loans (including loans classified internally as Other Loans Especially Mentioned and below) at September 30, 2009, as shown in the table below, was attributable to loans that have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  Refer to the Asset Quality section of the financial review of the 2008 Annual Report on Form 10-K/A for further discussion of the processes related to internally classified loans.

Internally Criticized Loans

Dollars in thousands	9/30/2009	12/31/2008
Commerical	$5,861	$984
Commercial real estate	45,614	30,435
Land development & construction	44,720	60,589
Residential real estate	33,291	18,405
Consumer	420	633
Total	$129,906	$111,046

In addition to nonperforming loans discussed above, we have also identified approximately $11 million of potential problem loans at September 30, 2009 related to 4 relationships.  These potential problem loans are loans that were performing at September 30, 2009, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

FINANCIAL CONDITION

Our total assets were $1,577,793,000 at September 30, 2009, compared to $1,627,116,000 at December 31, 2008, representing a 3.0% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2008 and September 30, 2009.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
Dollars in thousands	2008	Amount	Percentage	2009
Assets
Securities available for sale	$327,606	(42,450)	-13.0%	$285,156
Loans, net of unearned interest	1,209,090	(38,810)	-3.2%	1,170,280

Liabilities
Deposits	$965,850	$4,172	0.4%	$970,022
Short-term borrowings	153,100	(79,367)	-51.8%	73,733
Long-term borrowings
and subordinated debentures	412,337	20,700	5.0%	433,037

Loans decreased 3.2% during the first nine months of 2009.  We have restricted our growth in order to improve our capital ratios.

Deposits increased approximately $4 million during the first nine months of 2009.  Retail deposits increased approximately $34 million while brokered deposits decreased approximately $29 million since December 31, 2008.

The decrease in short term borrowings is primarily attributable to the use of securities cash flows and deposit inflows to pay on our FHLB overnight borrowings, and we also termed out a portion of our overnight funding with FHLB term advances.  Long term borrowings and subordinated debentures increased primarily due to the replacement of a portion of our FHLB overnight borrowings with longer term FHLB advances and also the issuance of $6.8 million in subordinated debt.

Refer to Notes 6, 7, 8, 10, and 11 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2009 and December 31, 2008.

LIQUIDITY

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold, non-pledged  securities, and available lines of credit with the FHLB, the total of which approximated $190 million, or 11.1% of total assets at  September 30, 2009 versus $174 million, or 10.7% of total assets at December 31, 2008.

Our liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

CAPITAL RESOURCES

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2009 totaled $91,937,000 compared to $87,244,000 at December 31, 2008.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

On September 30, 2009 we issued $3.7 million of 8% non-cumulative convertible preferred stock.  Also during first nine months of 2009, we issued $6.8 million of subordinated debt which qualifies as Tier 2 capital.  This debt has an interest rate of 10 percent per annum, a term of 10 years, and is not prepayable by us within the first five years.
Summit and Summit Community have each entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	Summit Community achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	Summit Community providing prior notice of any declaration of intent to pay cash dividends to Summit;

•
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the banking regulators.

Additional information regarding the MOU’s is included in Part II. Item 5 – Other Information on this Form 10-Q and on our Form 8-K dated September 24, 2009, and are incorporated herein by reference.

Management is committed to addressing and resolving the issues raised by the regulatory authorities and has already initiated corrective actions to comply with the provisions requirements of the informal MOU’s.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2009.

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2009	$15,156	$-	$107
2010	76,481	-	277
2011	33,589	-	148
2012	64,915	-	149
2013	40,080	-	119
Thereafter	202,816	19,589	22
Total	$433,037	$19,589	$822

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2009 are presented in the following table.

September 30,
Dollars in thousands	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,088
Construction loans	29,157
Other loans	43,661
Standby letters of credit	5,463
Total	$123,369

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

The following table shows our projected earnings sensitivity as of September 30, 2009 which is well within our ALCO policy limit of a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	0.24%	4.73%
Up 100 (1)	-0.73%	3.20%
Up 200 (1)	-1.29%	1.95%
Up 400 (2)	-1.28%	0.16%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2009, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2009 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and the following additional risk factors:

Risks Relating to an Investment in Our Common Stock

Our ability to pay dividends is limited and we have stopped paying cash dividends

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments.  Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding.

As discussed in Note 13 to the Financial Statements, which is incorporated herein by reference, Summit has entered into an MOU with its bank regulatory authorities, and as a result has agreed to suspend all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible.  However, no assurances can be given that such payments will be permitted in the future if we continue to experience deterioration in our financial condition.

These risk factors could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

As previously disclosed in an 8-K filed with the Securities and Exchange Commission on September 30, 2009, Summit Community Bank, Inc. (the “Bank”) entered into a Memorandum of Understanding (“Bank MOU”) with the Federal Deposit Insurance Corporation and the West Virginia Division of Banking dated September 24, 2009. As anticipated by the Company, on November 6, 2009, the Company entered into an informal Memorandum of Understanding (“MOU”) with its principal banking regulators, the West Virginia Division of Banking and the Federal Reserve Bank of Richmond.  An MOU is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. It is not unusual for the primary regulators of a bank holding company to also enter into an informal agreement with a bank holding company when its bank subsidiary has agreed to an informal MOU.

Under the informal MOU, the Company agreed (i) to promote compliance with the provisions of the Summit Community Bank, Inc. (the “Bank”) Memorandum of Understanding (“Bank MOU”); (ii) to comply with the contents of the Federal Reserve Bank of Richmond’s correspondence to the organization dated September 1, 2009; (iii) not to incur any additional debt, other than trade payables, without the prior written consent of the principal banking regulators; and (iv) to adopt and implement a capital plan that is acceptable to the principal banking regulators and that is designed to maintain an adequate level and composition of capital protection commensurate for the risk profile of the organization.

The Company is committed to addressing and resolving the issues raised by the bank regulatory authorities and has already initiated corrective actions to comply with the provisions requirements of the informal MOU.

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

Date: November 9, 2009