Form 10-K
period 2009-12-31
SUMMIT FINANCIAL GROUP INC
filed 2010-03-30
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The NASDAQ Capital Market
(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “ large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                              Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2009, was approximately $30,381,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on March 22, 2010, was 7,425,472.

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

                                                                              Part of Form 10-K into which
 Document                                                                          document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                    Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 25, 2010

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.           Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.6 billion financial holding company headquartered in Moorefield, West Virginia.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary:  Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services.  The deposits of Summit Community are insured by the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our clients, and specialized services tailored to meet our clients’ needs.  We have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities.  We also have a marketing program that primarily utilizes local radio and newspapers to advertise.  This approach, coupled with continuity of service by the same staff members, enables Summit Community to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.  We believe that our emphasis on local relationship banking, together with a prudent approach to lending, are important factors in our success and growth.

All operational and support functions that are transparent to clients are centralized in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office.  The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The banking offices work closely with us to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

Lending

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

We segment our loan portfolio in to the following major lending categories: commercial, commercial real estate, construction and development, residential real estate, and consumer. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory, equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction, and undeveloped land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties as well as home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans, recreational vehicle loans, as well as personal secured and unsecured loans.

Our loan underwriting guidelines and standards are consistent with the prudent banking practices applicable to the relevant exposure and are updated periodically and presented to the Board of Directors for approval. The purpose of these standards and guidelines are:  to grant loans on a sound and collectible basis, to invest available funds in a safe and profitable manner, to serve the legitimate credit needs of our primary market area, and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.

Our real estate underwriting loan-to-value (“LTV”) policy limits are at or below current bank regulatory guidelines, as follows:

	Regulatory	Summit
	LTV	LTV
	Guideline	Policy Limit
Undeveloped land	65%	65%
Land development	75%	70%
Construction:
Commercial, multifamily, and other non-residential	80%	80%
1-4 family residential, consumer borrower	85%	85%
1-4 family residential, commercial borrower	85%	80%
Improved property	85%	80%
Owner occupied 1-4 family	90%	85%
Home equity	90%	90%

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $134.9 million as of December 31, 2009.  As of this date, we had loans approximating $76.5 million that exceeded the above regulatory LTV guidelines, as follows:

Residential real estate
Owner occupied – 1st lien	$ 13.4 million
Owner occupied – 2nd lien	$ 1.9 million

Commercial real estate
Residential non-owner occupied, 1st lien	$ 4.8 million
Owner occupied commercial real estate	$ 30.6 million
Other commercial real estate	$ 8.9 million

Construction, development & land	$ 16.9 million

Our underwriting standards and practice are designed to originate both fixed and variable rate loan products consistent with the underwriting guidelines discussed above. Adjustable rate and variable rate loans are underwritten giving consideration both to the loan’s initial rate and to higher assumed rates commensurate with reasonably anticipated market conditions.  Accordingly, we want to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment.  Historically, we have not offered “teaser rates” or “payment option ARM” loans.  Further, we have had no loan portfolio products which were specifically designed for “sub-prime” borrowers (defined as consumers with a credit score of less than 599).

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

The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1 million for each day the activity continues.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. financial system.

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Assets Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury has allocated $250 billion towards the TARP's Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The American Recovery and Reinvestment Act of 2009 ("ARRA"), as described below, has further modified TARP and the CPP.  As of March 15, 2010, Summit has received no assistance under TARP’s CPP.

      ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provides for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through 2009, which the FDIC has subsequently extended through 2013.

       Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (including all demand deposit checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Summit and Summit Community participate in the TAGP and did not opt out of the DGP.  As of March 15, 2010, neither had utilized the DGP by issuing senior unsecured debt.

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

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") provides that depository institutions insured by the FDIC may be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to commonly controlled FDIC-insured depository institution in danger of default.  "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.  Accordingly, in the event that any insured bank or subsidiary of Summit causes a loss to the FDIC, other bank subsidiaries of Summit could be liable to the FDIC for the amount of such loss.

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

Section 305 of FDICIA (as defined below) requires the FRB and other banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies include, in their evaluations of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2009 are set forth in the table in Note 18 of the notes to the consolidated financial statements on page 73.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statues.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2009.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

USA PATRIOT Act

      The Uniting and Strengthening America by Providing Appropriate Tools Is Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) is a comprehensive anti-terrorism legislation.  The USA PATRIOT Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism.  The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to our bank, or the BHCA, which applies to Summit.  We, and our subsidiaries, including the bank, have adopted systems and procedures to comply with the USA PATRIOT Act and its regulations as adopted by the Secretary of the Treasury.

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”).  Under the CRA, the FRB(or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods.  Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution.  In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.  On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”).  In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”).  The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities.  Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

In the most recent CRA examination by the bank regulatory authorities, Summit Community Bank was given a “satisfactory” CRA rating.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry.  The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  New opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  The GLB Act provides a new regulatory framework through the financial holding company, which have as its “umbrella regulator” the FRB.  Functional regulation of the financial holding company’s separately regulated subsidiaries are conducted by their primary functional regulators.  The GLB Act makes a CRA rating of satisfactory or above necessary for insured depository institutions and their financial holding companies to engage in new financial activities.  The GLB Act specifically gives the FRB the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury Department, and gives the FRB authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

      Under the GLB Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.  We have established policies and procedures to assure our compliance with all privacy provisions of the GLB Act.

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

      Furthermore, in November 2003, in response to the directives of the SOA, NASDAQ adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the NASDAQ Capital Market (the market on which our common stock is listed for trading).  The new NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of “independent” members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

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

Transactions with Affiliates

      There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates.  Among other restrictions, such transactions between the bank and any one affiliate (including Summit) generally will be limited to 10% of the bank’s capital and surplus, and transactions between the bank and all affiliates will be limited to 20% of the bank’s capital and surplus.  Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

              In addition, any transaction by a bank with an affiliate and any sale of assets or provisions of services to an affiliate generally must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

Employees

At March 1, 2010, we employed 232 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

Description of Information                                                                                                           Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets	27
b.	Analysis of Net Interest Earnings	25
c.	Rate Volume Analysis of Changes in Interest Income and Expense	28
2.	Investment Portfolio
a.	Book Value of Investments	31
b.	Maturity Schedule of Investments	31
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity	31
3.	Loan Portfolio
a.	Types of Loans	30
b.	Maturities and Sensitivity to Changes in Interest Rates	61
c.	Risk Elements	32
d.	Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	37
5.	Deposits
a.	Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	27
b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	66
6.	Return of Equity and Assets	22
7.	Short-term Borrowings	67

Item 1A.       Risk Factors

We, like other financial holding companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan clients or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor and customer perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

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

The unprecedented levels of market volatility may adversely impact our ability to access capital or our business, financial condition and results of operations.

       The volatility and disruption of the capital and credit markets have reached unprecedented levels, adversely impacting the stock prices and credit availability for certain issuers, often without regard to their financial capabilities.  If the current levels of market disruption and volatility continue or further deteriorate, our ability to access capital or our business, financial condition and results of operations could be adversely impacted.

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

Risks Relating to Our Business

We are subject to certain supervisory actions by bank supervisory authorities that could have a material negative effect on our business, financial condition and the value of our common stock.

       On September 24, 2009, Summit Community entered into an informal Memorandum of Understanding (“Bank MOU”) with the FDIC and the West Virginia Division of Banking. A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the Bank MOU, we have agreed to address the following matters relative to the Bank:

▪	increased monitoring of the Bank’s current financial position;

▪
approval of an internally-prepared written risk assessment of all business activities and product lines of the Bank and the establishment of goals and limitations for each such business activity or product identified as containing elevated degrees of risk;

▪	achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total-risk-based capital ratio of at least 11%;

▪	declaring an intent to pay a cash dividend only if we give 30 days prior notice to our regulatory authorities and they do not object;

▪	reviewing the adequacy of the Bank’s loan policies and approve necessary changes to strengthen credit administration and risk identification;

▪	reviewing the investment policy and approving changes as appropriate;

▪	reviewing the organizational structure of the Bank’s lending department;

▪	providing the Bank’s regulatory authorities with updated reports of criticized assets and/or formal work-out plans for all nonperforming borrowers with outstanding balances exceeding $1.0 million;

▪	establishing procedures to report all loans with balances exceeding $500,000 that have credit weaknesses or that fall outside of the Bank’s policy;

▪	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

▪	employing a qualified independent third party to assess the procedures used to estimate the Bank’s allowance for loan and lease losses in accordance with FAS 5 and FAS 114;

▪	preparing an updated comprehensive budget and earnings forecast for the bank;

▪	developing a comprehensive three-year strategic plan for the bank; and,

▪	providing quarterly progress reports to the Bank’s regulatory authorities detailing steps taken to comply with the Bank MOU.

       In addition to the Bank MOU, on November 6, 2009, Summit entered into an informal Memorandum of Understanding (“Holding Company MOU”) with its principal regulators, the West Virginia Division of Banking and the FRB of Richmond. Under the terms of the Holding Company MOU, we agreed to:

▪	promote compliance with the provisions of the Bank MOU;

▪	suspend all cash dividends on our common stock until further notice;

▪	not incur any additional debt, other than trade payables, without the prior written consent of the principal banking regulators;

▪
adopt and implement a capital plan that is acceptable to the principal banking regulators and that is designed to maintain an adequate level and composition of capital protection commensurate for the risk profile of the organization; and

▪	provide quarterly progress reports to Summit’s regulatory authorities detailing the steps taken to comply with the Holding Company MOU.

Dividends on all preferred stock, including the Series 2009 preferred stock, as well as interest payments on our subordinated debt and junior subordinated debentures underlying our trust preferred securities, continue to be permissible. However, such dividends and interest payments on our preferred stock and trust preferred debt are subject to future review by the Federal Reserve should we continue to experience deterioration in our financial condition.

      Although dividends from the Bank are our principal source of funds to pay dividends and interest payments on our common stock, preferred stock, trust preferred debt and subordinated debt, we currently have sufficient cash on hand to continue to service our trust preferred and subordinated debt obligations as well as the expected dividend payments on our preferred stock through at least 2011. Nevertheless, we can make no assurances that we will continue to have sufficient funds available for distributions to the holders of our preferred stock or that such dividends will continue to be permitted by our regulatory authorities.

       The MOUs will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities.

       If we were unable to meet the requirements of the MOUs in a timely manner, we could become subject to additional supervisory action, including a cease and desist order. If our regulators were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, our financial condition and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels decline.

      Although we and the Bank both qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2009, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

       If the bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

      Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized, such as the Bank, to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. These restrictions could materially and adversely affect our ability to access lower costs funds and thereby decrease our future earnings capacity.

      Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.

       Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every 18 months.

Our decisions regarding credit risk could be inaccurate, and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

      Our loan portfolio subjects us to credit risk.  Inherent risks in lending also include fluctuations in collateral values and economic downturns.  Making loans is an essential element of our business, and there is a risk that our loans will not be repaid.

      We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2009, our allowance for loan losses totaled $17.0 million, which represents approximately 1.47% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

      Our methodology for the determination of the adequacy of the allowance for loan losses for impaired loans is based on classifications of loans into various categories and the application of generally accepted accounting principles in the United States.  For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on at least an annual basis.  In addition, on a quarterly basis, the estimated allowance for non-classified loans is adjusted for the probable effect that current environmental factors could have on the historical loss factors currently in use.  While our allowance for loan losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all estimated probable credit losses inherent in our portfolio.

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

We rely on funding sources to meet our liquidity needs, such as brokered deposits and FHLB borrowings, which are generally more sensitive to changes in interest rates and can be adversely affected by general economic conditions.

      We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2009, brokered deposits totaled $241.8 million, or approximately 23.8% of our total deposits, compared to brokered deposits in the amount of $296.6 million or approximately 30.7% of our total deposits at December 31, 2008.  As of December 31, 2009, approximately $85.2 million in brokered deposits, or approximately 35.2% of our total brokered deposits, are short-term and mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

      We also have borrowings with the Federal Home Loan Bank, or the FHLB.  As of December 31, 2009, our FHLB  borrowings maturing within one year totaled $121.5 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

Concern of customers over deposit insurance may cause a decrease in deposits.

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

      The FDIC insures deposits at FDIC insured financial institutions, including Summit Community.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

      On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits as of June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC's restoration plan, the FDIC established new initial base assessment rates that are subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

      On May 22, 2009, the FDIC approved a final rule to institute a one-time special assessment of five cents per $100 of the difference between each insured institution’s total assets and its Tier 1 capital as of June 30, 2009.  The assessment was collected on September 30, 2009.  The FDIC also stated that additional special assessments may be announced in the future.  Either an increase in the Risk Category of Summit Community or adjustments to the base assessment rates could have a material adverse effect on our earnings.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

      The market for some of the investment securities held in our portfolio has become extremely volatile over the past 24 months.  Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Risks Relating to an Investment in Our Securities

Our ability to pay dividends is limited and we have stopped paying cash dividends

      We are a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiary bank, Summit Community.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Summit Community may pay to Summit.  Also, Summit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Summit Community is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on either our common stock or our Series 2009 preferred stock.  The inability to receive dividends from Summit Community could have a material adverse effect on our business, financial condition and results of operations.

      Under the terms of the Bank MOU, Summit Community may  pay dividends to us if they give 30 days prior notice to  the FDIC and the West Virginia Division of Banking and they do not object.  In addition, under the terms of the Holding Company MOU, we have suspended all cash dividends on our common stock until further notice.  Dividends on all preferred stock, including the Series 2009 preferred stock, as well as interest payments on subordinated notes underlying our trust preferred securities, continue to be permissible.  However, no assurances can be given that such payments will be permitted in the future if we continue to experience deterioration in our financial condition.

The market price for shares of our common stock may fluctuate.

      The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects.  Such risks may include:

▪	Operating results that vary from the expectations of management, securities analysts and investors;
▪	Developments in our business or in the financial sector generally;
▪	Regulatory changes affecting our industry generally or our businesses and operations;
▪	The operating and securities price performance of companies that investors consider to be comparable to us;
▪	Announcements of strategic developments, acquisitions and other material events by us or our competitors;
▪	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities;
▪	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stocks, commodity, credit or asset valuations or volatility;
▪	Changes in securities analysts’ estimates of financial performance
▪	Volatility of stock market prices and volumes
▪	Rumors or erroneous information
▪	Changes in market valuations of similar companies
▪	Changes in interest rates
▪	New developments in the banking industry
▪	Variations in our quarterly or annual operating results
▪	New litigation or changes in existing litigation
▪	Regulatory actions

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

      As of March 6, 2010 our executive officers and directors beneficially own 25.50% of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future and by the conversion of our Series 2009 Preferred Stock.

      Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May, 2008, as of December 31, 2009, 309,180 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders,  a new officer stock option plan was approved providing for 350,000 shares of common stock to be available for issuance under the plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

  We have also issued 3,710 shares of our Series 2009 Preferred Stock.  The conversion of some or all of the Series 2009 Preferred Stock will dilute the ownership interest of our existing common shareholders.

The market price of the Series 2009 preferred stock will be directly affected by the market price of our common stock, which may be volatile.

      To the extent that a secondary market for the Series 2009 preferred stock develops, we believe that the market price of the Series 2009 preferred stock will be significantly affected by the market price of our common stock.  We cannot predict how the shares of our common stock will trade in the future.  This may result in greater volatility in the market price of the Series 2009 preferred stock than would be expected for nonconvertible preferred stock.  The market price of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control:

▪	actual or anticipated quarterly fluctuations in our operating and financial results;

▪	our announcements of developments related to our business;

▪	changes in financial estimates and recommendations by financial analysts;

▪	dispositions, acquisitions and financings;

▪	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

▪	fluctuations in the stock price and operating results of other companies deemed to be peers;

▪	actions by government regulators; and

▪	developments related to the financial services industry.

      Our common share price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of such stock may not be indicative of future market prices.

The conversion rate of the Series 2009 preferred stock may not be adjusted for all dilutive events that may adversely affect the market price of the Series 2009 preferred stock or the common stock issuable upon conversion of the Series 2009 preferred stock.

      The number of shares of our common stock that the holders of Series 2009 preferred stock are entitled to receive upon conversion of a share of their preferred stock is subject to adjustment for certain events arising from increases in cash dividends on our common stock, dividends or distributions in common stock or other property, certain issuances of stock purchase rights, certain self tender offers, subdivisions, splits and combinations of the common stock and certain other actions by us that modify our capital structure.  We will not adjust the conversion rate for other events, including offerings of common stock for cash by us or in connection with acquisitions.  There can be no assurance that an event that adversely affects the value of the Series 2009 preferred stock, but does not result in an adjustment to the conversion rate, will not occur.  Further, if any of these other events adversely affects the market price of our common stock, it may also adversely affect the market price of the Series 2009 preferred stock.  In addition, we are not restricted from offering common stock in the future or engaging in other transactions that could dilute our common stock.

The conversion of the Series 2009 preferred stock will dilute the appreciation of our common stock.

      Although our common stock may appreciate in value, the future conversion of the Series 2009 preferred stock will dilute such appreciation.  There is no guarantee that an investor in our common stock will recognize an increase in value after the impact of the conversion of the Series 2009 preferred stock despite overall positive performance.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series 2009 preferred stock.

      Our Board of Directors is authorized to cause us to issue additional classes or series of preferred shares without any action on the part of the shareholders.  The board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred shares that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms.  If we issue preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

The market price of our common stock or preferred stock, including the Series 2009 preferred stock, could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after this offering or the perception that such sales could occur.  The conversion of some or all of the Series 2009 preferred stock will dilute the ownership interest of our existing common shareholders.  Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and the Series 2009 preferred stock.

      Although we have not finalized plans to issue additional securities, we are currently exploring the merits of conducting an additional offering of the Series 2009 preferred stock to our existing shareholders.

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our stockholders.

      We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled $19,589,000 at December 31, 2009 and 2008.

      Distributions on the capital securities issued by the trusts are payable quarterly at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.

      Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.  In 2009, our total interest payments on these junior subordinated debentures approximated $714,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $125,000.

      The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

      We have also issued $16.8 million of subordinated debt. In 2008, $10 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.  During 2009, $5 million was issued to an affiliate of a director of Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.   Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines.  Our total interest payments on this subordinated debt in 2009 was approximately $730,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $245,000.

Holders of our Series 2009 Preferred Stock have rights senior to those of our common stockholders.

      On September 30, 2009, we issued 3,710 shares of our Series 2009 preferred stock in the amount of $3.71million.  Our Series 2009 preferred stock has rights and preferences that could adversely affect holders of our common stock.  For example, upon any voluntary or involuntary liquidation, dissolution, or winding up of our business, the holders of our Series 2009 preferred stock are entitled to receive distributions out of our available assets before any distributions can be made to holders of our common stock.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2.           Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2009, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia offices of Summit Community, and also leases a location in Leesburg, Virginia.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	-	1
Mathias, West Virginia	1	-	1
Franklin, West Virginia	1	-	1
Petersburg, West Virginia	1	-	1
Charleston, West Virginia	2	-	2
Rainelle, West Virginia	1	-	1
Rupert, West Virginia	1	-	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	1	-	1
Harrisonburg, Virginia	1	1	2
Warrenton, Virginia	-	1	1
Martinsburg, West Virginia	1	-	1
Summit Insurance Services, LLC
Leesburg, Virginia	-	1	1

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

Item 4.           Removed and Reserved

PART II.

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Capital Market under the symbol “SMMF”.  The following table presents cash dividends paid per share and information regarding bid prices per share of Summit's common stock for the periods indicated.  The bid prices presented are based on information reported by NASDAQ, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and not represent actual transactions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Dividends paid	$-	$0.06	$-	$-
High Bid	10.00	8.75	8.62	5.01
Low Bid	6.85	5.25	5.00	3.50

2008
Dividends paid	$-	$0.18	$-	$0.18
High Bid	16.25	14.47	13.55	12.00
Low Bid	13.51	12.50	10.05	7.74

Historically, we have paid semi-annual dividends on our common stock on the 15th day of June and December, and the record date has been the 1st day of each respective month.  The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the Federal Reserve Board.  We are presently restricted from paying dividends on our common shares as discussed in Item 1A. - Risk Factors on page 10 and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23, and in Note 18 of our consolidated financial statements on page 73.  Payment of dividends by Summit is dependent upon receipt of dividends from Summit Community.  Under the terms of the Bank MOU, Summit Community may only pay dividends to us if they give 30 days prior notice to the FDIC and the West Virginia Division of Banking and they do not object.

As of March 1, 2010, there were approximately 1,279 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

In August 2006, the Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of Summit’s common stock (“August 2006 Repurchase Plan”).  The timing and quantity of purchases under this stock repurchase plan are at the discretion of management, and the plan may be discontinued, or suspended and reinitiated, at any time.  The maximum number of shares that may yet be purchased under this plan is 165,375 shares.

There were no purchases of Summit common stock under the Repurchase Plan or Summit’s ESOP plan for the quarter ended December 31, 2009.

Item 6.           Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2009.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2009	2008	2007	2006	2005
Summary of Operations
Interest income	$89,536	$93,484	$91,384	$80,278	$56,653
Interest expense	45,994	49,409	52,317	44,379	26,502
Net interest income	43,542	44,075	39,067	35,899	30,151
Provision for loan losses	20,325	15,500	2,055	1,845	1,295
Net interest income after provision
for loan losses	23,217	28,575	37,012	34,054	28,856
Noninterest income	5,800	2,868	7,357	3,634	1,605
Noninterest expense	31,898	29,434	25,098	21,610	19,264
Income (loss) before income taxes	(2,881)	2,009	19,271	16,078	11,197
Income tax expense (benefit)	(2,165)	(291)	5,734	5,018	3,033
Income (loss) from continuing operations	(716)	2,300	13,537	11,060	8,164
Income (loss) from discontinued operations	-	-	(7,081)	(2,803)	2,523
Net income (loss)	(716)	2,300	6,456	8,257	10,687
Dividends on preferred shares	74	-	-	-	-
Net income (loss) applicable to common shares	$(790)	$2,300	$6,456	$8,257	$10,687

Balance Sheet Data (at year end)
Assets	$1,584,625	$1,627,116	$1,435,536	$1,235,519	$1,110,214
Securities available for sale	271,654	327,606	283,015	235,780	208,011
Loans	1,137,336	1,192,157	1,052,489	916,045	793,452
Deposits	1,017,338	965,850	828,687	888,687	673,887
Short-term borrowings	49,739	153,100	172,055	60,428	182,028
Long-term borrowings	381,492	382,748	315,738	176,110	152,706
Shareholders' equity	90,660	87,244	89,420	78,752	72,691

Credit Quality
Net loan charge-offs	$20,258	$7,759	$1,066	$446	$256
Nonperforming assets	107,504	56,082	12,391	5,353	1,667
Allowance for loan losses	17,000	16,933	9,192	7,511	6,112

Per Share Data
Earnings per share from continuing operations
Basic earnings	$(0.11)	$0.31	$1.87	$1.55	$1.15
Diluted earnings	(0.11)	0.31	1.85	1.54	1.13
Earnings per share from discontinued operations
Basic earnings	-	-	(0.98)	(0.39)	0.35
Diluted earnings	-	-	(0.97)	(0.39)	0.35
Earnings per share
Basic earnings	(0.11)	0.31	0.89	1.16	1.51
Diluted earnings	(0.11)	0.31	0.88	1.15	1.48
Book value per common share (at year end) (A)	11.19	11.77	12.07	11.12	10.20
Tangible book value per common share (at year end) (A)	10.04	10.46	10.70	10.66	9.73
Cash dividends	0.06	0.36	0.34	0.32	0.30

Performance Ratios
Return on average equity	-0.90%	2.59%	7.34%	10.44%	15.09%
Return on average assets	-0.05%	0.15%	0.50%	0.70%	1.10%
Equity to assets	5.7%	5.4%	6.2%	6.4%	6.5%

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

DESCRIPTION OF BUSINESS

We are a $1.6 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 19 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 232 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2009

•	Net loss for 2009 totaled $790,000 compared to net income of $2.3 million in 2008. The decline is primarily a result of higher loan loss provisions.

•
We strengthened our allowance for loan losses to reflect the weaker economy and its current and future impact on asset quality. The $20.3 million loan loss provision recorded this year raised the allowance for loan losses to 1.47 percent of total loans at year-end, after net loan charge-offs of $20.3 million during the course of the year.

•
We continue to be impacted by the housing crisis as reflected by the impairment of certain investments in mortgage backed securities resulting in $5.4 million in charges recorded relative to these securities in 2009.

•	Asset quality continues to deteriorate. In 2009, nonperforming assets increased by $51.4 million. Our loan quality
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

•	The impact of foregone interest income from nonaccruing loans negatively impacted the margin during 2009 as it fell to 2.96%.

•	The deposit mix benefited from higher levels of retail deposits, primarily savings accounts, allowing us to reduce brokered deposits and short-term borrowings.

•	We remained well-capitalized by regulatory capital guidelines at December 31, 2009.

OUTLOOK

Summit remains well-capitalized and is adequately reserved.  The Company has adequate liquidity and is positioned to weather the current economic conditions and return to profitability when conditions improve.  In the short-term, however, Management anticipates the Company’s net income and earnings per common share will continue to be negatively impacted by continuing high levels of loan losses and nonperforming assets, a weak economy, modest reductions in total assets and revenues, and higher FDIC premiums.

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

Our most significant accounting policies are presented in the notes to the accompanying consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for loan losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

Goodwill:  Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter of 2009, we completed the required annual impairment test and determined that no impairment write-offs were necessary.  We can not assure you that future goodwill impairment tests will not result in a charge to earnings.

See Note 11 of the accompanying consolidated financial statements for further discussion of our intangible assets, which include goodwill.

Fair Value Measurements:  ASC Topic 820 Fair Value Measurements provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC Topic 820. Fair value determination in accordance with ASC Topic 820 requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

       Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC Topic 825, Financial Instruments.

Deferred Income Tax Assets:  At December 31, 2009, we had net deferred tax assets of $9.5 million. Based on our ability to offset the net deferred tax asset against taxable income in prior carryback years, there was no impairment of the deferred tax asset at December 31, 2009. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 19 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2009	2008	2007
Community banking	$563	$4,119	$7,788
Insurance	248	330	101
Parent and other	(1,601)	(2,149)	(1,433)
Consolidated net income	$(790)	$2,300	$6,456

RESULTS OF OPERATIONS

Earnings Summary

Net loss applicable to common shares was $790,000 for 2009 compared to income from continuing operations of $2,300,000 and $13,537,000 for the years ended December 31, 2008 and 2007, respectively.  On a per share basis, the loss applicable to common shares was $0.11 per diluted share in 2009 compared to income from continuing operations per diluted share of $0.31 in 2008, and $1.85 in 2007.  Consolidated net income (loss) applicable to common shares, which includes the results of discontinued operations, for the three years ended December 31, 2009, 2008, and 2007 was ($790,000), $2,300,000, and $6,456,000, respectively.  On a per share basis, diluted net income (loss) was ($0.11) in 2009, compared to $0.31 in 2008 and $0.88 in 2007.  Consolidated return on average equity was (0.90%) in 2009 compared to 2.59% in 2008 and 7.34% in 2007.  Consolidated return on average assets for the year ended December 31, 2009 was (0.05%) compared to 0.15% in 2008 and 0.50% in 2007.  Included in 2009’s net loss is a $20.3 million loan loss provision and an other-than-temporary non-cash impairment charge of $5.4 million pre-tax, equivalent to $3.4 million after-tax, related to certain residential mortgage-backed securities, which we continue to own.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Consolidated net interest income on a fully tax equivalent basis, consolidated average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2009, 2008 and 2007 are presented in Table I.  Table II presents, for the periods indicated, the changes in consolidated interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.  Tables I and II are presented on a consolidated basis.  The results would not vary significantly if presented on a continuing operations basis.

Consolidated net interest income on a fully tax equivalent basis, totaled $44,840,000, $45,438,000, and $40,495,000 for the years ended December 31, 2009, 2008, and 2007, respectively, representing a 1.3% decrease in 2009 and a 12.2% increase in 2008.  The decrease in 2009 is primarily the result of higher levels of nonaccruing loans, and the impact of the reversal of interest income at the time those loans were placed on nonaccrual status.  The 2008 increase in net interest income was the result of substantial loan growth in the commercial real estate and residential mortgage portfolios. Total average earning assets increased 4.2% to $1,512,511,000 at December 31, 2009 from $1,451,326,000 at December 31, 2008.   Total average interest bearing liabilities increased 6.16% to $1,428,911,000 at December 31, 2009, compared to $1,345,848,000 at December 31, 2008.  As identified in Table II, consolidated tax equivalent net interest income decreased $598,000 in 2009 and grew $4,943,000 during 2008.

  Our consolidated net interest margin was 2.96% for 2009 compared to 3.13% and 3.26% for 2008 and 2007, respectively.  Our consolidated net interest margin decreased 17 basis points in 2009 and 13 basis points in 2008, driven primarily by the reversal of loan interest income related to nonaccrual loans placed on nonaccrual status during both periods and the continued reduction in interest income as a result of these loans remaining on nonaccrual status.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet, as the cost of interest bearing funds decreased 45 basis points in 2009 and 94 basis points in 2008.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our consolidated net interest income.

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

TABLE I - AVERAGE DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST EARNINGS & EXPENSES, AND AVERAGE YIELDS/RATES

	2009			2008			2007
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Dollars in thousands
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$ 1,184,571	$ 71,405	6.03%	$1,127,808	$ 77,055	6.83%	$ 963,116	$ 77,511	8.05%
Tax-exempt (2)	8,045	665	8.27%	8,528	697	8.17%	9,270	738	7.96%
Securities
Taxable	271,820	15,602	5.74%	264,667	13,707	5.18%	219,605	11,223	5.11%
Tax-exempt (2)	46,740	3,150	6.74%	49,953	3,380	6.77%	47,645	3,289	6.90%
Federal Funds sold and interest
bearing deposits with other banks	1,335	13	0.97%	370	8	2.16%	1,011	51	5.04%
	$ 1,512,511	$ 90,835	6.01%	$1,451,326	$ 94,847	6.54%	$1,240,647	$ 92,812	7.48%
Noninterest earning assets
Cash and due from banks	18,282			18,792			14,104
Banks premises and equipment	23,646			22,154			22,179
Other assets	60,656			38,760			30,795
Allowance for loan losses	(18,293)			(12,980)			(8,683)
Total assets	$ 1,596,802			$1,518,052			$1,299,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$ 154,233	$ 784	0.51%	$ 190,066	$ 2,416	1.27%	$ 227,014	$ 7,695	3.39%
Savings deposits	112,712	1,774	1.57%	55,554	908	1.63%	42,254	706	1.67%
Time deposits	632,988	22,407	3.54%	568,491	24,019	4.23%	524,389	25,895	4.94%
Short-term borrowings	99,497	573	0.58%	112,383	2,392	2.13%	95,437	4,822	5.05%
Long-term borrowings and
subordinated debentures	429,481	20,457	4.76%	419,454	19,674	4.69%	245,937	13,199	5.37%
	$ 1,428,911	$ 45,995	3.22%	$1,345,948	$ 49,409	3.67%	$1,135,031	$ 52,317	4.61%
Noninterest bearing liabilities
Demand deposits	71,281			75,165			65,060
Other liabilities	8,666			7,976			11,000
Total liabilities	1,508,858			1,429,089			1,211,091
Shareholders' equity	87,944			88,963			87,951
Total liabilities and
shareholders' equity	$ 1,596,802			$1,518,052			$1,299,042
NET INTEREST EARNINGS		$ 44,840			$ 45,438			$ 40,495
NET INTEREST MARGIN			2.96%			3.13%			3.26%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $890,000,
$775,000, and $633,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,298,000, $1,363,000, and $1,428,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume - Consolidated Basis

	2009 Versus 2008			2008 Versus 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,757	$(9,407)	$(5,650)	$12,191	$(12,647)	$(456)
Tax-exempt	(40)	8	$(32)	(60)	19	(41)
Securities
Taxable	378	1,517	$1,895	2,332	152	2,484
Tax-exempt	(217)	(13)	$(230)	157	(66)	91
Federal funds sold and interest
bearing deposits with other banks	11	(6)	5	(22)	(21)	(43)
Total interest earned on
interest earning assets	3,889	(7,901)	(4,012)	14,598	(12,563)	2,035

Interest paid on:
Interest bearing demand
deposits	(390)	(1,242)	(1,632)	(1,090)	(4,189)	(5,279)
Savings deposits	901	(35)	866	217	(15)	202
Time deposits	2,551	(4,163)	(1,612)	2,062	(3,938)	(1,876)
Short-term borrowings	(247)	(1,572)	(1,819)	740	(3,170)	(2,430)
Long-term borrowings and
subordinated debentures	475	308	783	8,316	(1,841)	6,475
Total interest paid on
interest bearing liabilities	3,290	(6,704)	(3,414)	10,245	(13,153)	(2,908)

Net interest income	$599	$(1,197)	$(598)	$4,353	$590	$4,943

Noninterest Income

Noninterest income from continuing operations totaled 0.36%, 0.19%, and 0.57%, of average assets in 2009, 2008, and 2007, respectively.  Noninterest income from continuing operations totaled $5,800,000 in 2009, compared to $2,868,000 in 2008 and $7,357,000 in 2007, with service fees from deposit accounts and insurance commissions being the primary positive components and other-than-temporary impairment of securities being the largest negative component.  During 2009 and 2008, we recorded other-than-temporary impairment charges on securities of $5,366,000 and $7,060,000, respectively.  Further detail regarding noninterest income from continuing operations is reflected in the following table.

Table III -- Noninterest Income - Continuing Operations
Dollars in thousands	2009	2008	2007
Insurance commissions	$5,045	$5,139	$2,876
Service fees	3,330	3,246	3,004
Mortgage origination revenue	265	94	134
Realized securities gains (losses)	1,497	(6)	-
Other-than-temporary impairment of securities	(5,366)	(7,060)	-
Net cash settlement on interest rate swaps	-	(170)	(727)
Change in fair value of interest rate swaps	-	705	1,478
Gain (loss) on sale of assets	(112)	126	(33)
ATM/Debit Card Income	764	646	535
Other	377	148	90
Total	$5,800	$2,868	$7,357

Insurance commissions:  The increase in 2008 was due to our acquisition of the Kelly Agencies, two insurance agencies specializing in group health, life and disability benefit plans in July, 2007.

Service fees:  Total service fees increased 2.6% in 2009 and 8.1% in 2008 primarily as a result of increases in overdraft and nonsufficient funds (NSF) fees due to an increased overdraft usage by customers and a change in our fee structure during 2007.

Other-than-temporary impairment of securities:  During 2009, we took other-than-temporary non-cash impairment charges of $5.2 million pre-tax, equivalent to $3.2 million after-tax, related to certain residential mortgage-backed securities.  The remaining $215,000 other-than-temporary impairment charge on securities during 2009 was related to an equity investment.  During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million pre-tax, equivalent to $4.0 million after-tax, related to $8.0 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and a $0.7 million impairment charge on our investment in Greater Atlantic Financial Corp.’s common stock.

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

Noninterest Expense

Noninterest expense for continuing operations was well controlled in both 2009 and 2008.  These expenses totaled $31,898,000, $29,434,000, and $25,098,000, or 2.0%, 1.9%, and 1.9%, of average assets for each of the years ended December 31, 2009, 2008 and 2007, respectively.  Total noninterest expense for continuing operations increased $2,464,000 in 2009 compared to 2008 and increased $4,336,000 in 2008 compared to 2007.  Table IV below shows the breakdown of these increases.

Salaries and employee benefits:  Salaries and employee benefits decreased 5.1% during 2009 compared to 2008.  This decrease was primarily attributable to decreased performance-based incentive payments throughout the Company.  These expenses increased 14.7% during 2008 compared to 2007.  The additional salaries and benefit costs associated with the Kelly Agencies was generally offset by reductions in performance-based incentive payments throughout the Company.

Professional fees:  Professional fees, consisting primarily of legal, accounting, and consulting fees, increased 94.9% during 2009 primarily due to increased legal fees related to the foreclosure process.

FDIC premiums:  The increase in FDIC premiums during 2009 is attributable to the one-time special assessment during second quarter, and also higher rates charged by the FDIC.  The increase in 2008 was the result of higher rates also.

OREO foreclosure expense:  These expenses increased during both 2008 and 2009 due to the increase in properties that we foreclosed upon in both periods.

Other:  The 26.6% increase in other expenses during 2008 included a $682,000 charge related to the termination of the merger agreement with Greater Atlantic Financial Corp.

Table IV - Noninterest Expense - Continuing Operations
		Change			Change
Dollars in thousands	2009	$	%	2008	$	%	2007
Salaries and employee benefits	$15,908	$(854)	-5.1%	$16,762	$2,154	14.7%	$14,608
Net occupancy expense	2,032	162	8.7%	1,870	112	6.4%	1,758
Equipment expense	2,151	(22)	-1.0%	2,173	169	8.4%	2,004
Supplies	967	42	4.5%	925	54	6.2%	871
Professional fees	1,409	686	94.9%	723	28	4.0%	695
Advertising	198	(91)	-31.5%	289	18	6.6%	271
Amortization of intangibles	351	-	0.0%	351	100	39.8%	251
FDIC premiums	3,223	2,479	333.2%	744	454	156.6%	290
OREO expense	478	336	236.6%	142	100	238.1%	42
Other	5,181	(274)	-5.0%	5,455	1,147	26.6%	4,308
Total	$31,898	$2,464	8.4%	$29,434	$4,336	17.3%	$25,098

Income Tax Expense/Benefit

Income tax expense/benefit for continuing operations for the three years ended December 31, 2009, 2008 and 2007 totaled ($2,165,000), ($291,000), and $5,734,000, respectively.   Refer to Note 14 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Although our average assets grew during 2009 to $1,596,802,000, an increase of 5.2% over 2008's average of $1,518,052,000, our year end December 31, 2009 assets were $42,491,000 less than December 31, 2008.  Average assets grew 16.9% in 2008, from $1,299,042,000 in 2007.  Significant changes in the components of our balance sheet in 2009 and 2008 are discussed below.

Loan Portfolio

Table V depicts loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$122,508	10.6%	$130,106	10.7%	$92,599	8.7%	$69,470	7.5%	$63,206	7.9%
Commercial real estate	465,037	40.2%	452,264	37.3%	384,478	36.1%	314,198	34.0%	266,229	33.2%
Construction and
development	162,080	14.1%	215,465	17.9%	225,270	21.3%	215,820	23.3%	141,206	17.6%
Residential mortgage	372,867	32.2%	376,026	31.0%	322,640	30.3%	282,512	30.5%	285,241	35.6%
Consumer	28,203	2.4%	31,519	2.6%	31,956	3.0%	36,455	3.9%	36,863	4.6%
Other	5,652	0.5%	6,061	0.5%	6,641	0.6%	6,969	0.8%	8,598	1.1%

Total loans	$1,156,347	100.0%	$1,211,441	100.0%	$1,063,584	100.0%	$925,424	100.0%	$801,343	100.0%
Total net loans averaged $1,192,616,000 in 2009 compared to $1,136,336,000 in 2008, which represented nearly 75% of total average assets for both years.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2009.

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

Securities

Securities comprised approximately 17.1% of total assets at December 31, 2009 compared to 20.1% at December 31, 2008.  Average securities approximated $318,560,000 for 2009 or 1.3% more than 2008's average of $314,620,000. Refer to Note 6 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2009, we took other-than-temporary non-cash impairment charges of $5.2 million pre-tax, equivalent to $3.2 million after-tax, related to certain nongovernment sponsored residential mortgage-backed securities, with a book value of $2.2 million.  During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million pre-tax, equivalent to $4.0 million after-tax, related to $8.0 million of certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation that we continue to own with a book value of $103,000.  The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to our determination that these securities are other-than-temporarily impaired.  We also recognized an other-than-temporary impairment charge of $0.7 million (the entire amount) on our investment in Greater Atlantic Financial Corp. stock, which we continue to own.

At December 31, 2009, we had $6.4 million in unrealized losses related to residential mortgage backed securities issued by nongovernment sponsored entities. We monitor the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, we only hold primarily senior tranches of each issue which provides protection against defaults. We attribute the unrealized loss on these mortgage backed securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

At December 31, 2009, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2009, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$2,758	2.6%	$11,900	3.0%	$18,391	4.8%	$21,801	5.3%
Residential mortgage backed securities:
Government sponsored agencies	39,960	5.4%	46,632	5.3%	6,255	4.8%	3,091	5.1%
Nongovernment sponsored entities	18,427	6.2%	43,223	6.3%	10,733	6.1%	3,164	7.9%
State and political
subdivisions	420	5.4%	7,622	6.7%	8,728	6.2%	29,476	6.3%
Corporate debt securities	350	6.8%	-	-	-	-	-	-
Other	-	-	-	-	-	-	77	-

Total	$61,915	5.5%	$109,377	5.5%	$44,107	5.4%	$57,609	5.9%

Deposits

Total deposits at December 31, 2009 increased $51,488,000 or 5.3% compared to December 31, 2008.  Average interest bearing deposits increased $85,822,000, or 10.5% during 2009.  We have strengthened our focus on growing retail deposits, which is reflected by their steady growth over the past two years, increasing 15.9% in 2009 and 2.6% in 2008.  The increase in 2009 resulted from the introduction of a new internet savings product.  Wholesale deposits, which represent brokered certificates of deposit acquired through a third party, decreased 18.5% to $241,814,000 at December 31, 2009.  These deposits totaled $296,589,000 at December 31, 2008, an increase of 68.1% from 2007.  During 2009, we focused on increasing retail deposits, which enabled us to lower our wholesale deposits.  During 2008, the pricing of brokered certificates of deposits was more favorable when compared to other wholesale funding sources, and were used to pay off short term Federal Home Loan Bank advances.

Table VII - Deposits
Dollars in thousands	2009	2008	2007	2006	2005
Noninterest bearing demand	$74,119	$69,808	$65,727	$62,591	$62,617
Interest bearing demand	148,587	156,990	222,825	220,167	200,638
Savings	188,419	61,689	40,845	47,984	44,681
Certificates of deposit	328,858	347,444	291,294	249,952	211,032
Individual Retirement Accounts	35,541	33,330	31,605	28,370	26,231
Retail deposits	775,524	669,261	652,296	609,064	545,199
Wholesale deposits	241,814	296,589	176,391	279,623	128,688
Total deposits	$1,017,338	$965,850	$828,687	$888,687	$673,887

See Table I for average deposit balance and rate information by deposit type for 2009, 2008 and 2007 and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2009.

Borrowings

Lines of Credit:  We have remaining available lines of credit from the Federal Home Loan Bank totaling $219,436,000 at December 31, 2009.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $102 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2009, which is primarily secured by consumer loans and commercial and industrial loans.

Short-term Borrowings: Total short-term borrowings decreased $103,361,000 from $153,100,000 at December 31, 2008 to $49,739,000 at December 31, 2009.  These borrowings were principally replaced with retail deposits and principal paydowns of mortgage-backed securities.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings: Total long-term borrowings of $381,492,000 at December 31, 2009 and $382,748,000 at December 31, 2008, consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank totaled $258,856,000 at December 31, 2009, compared to $260,111,000 outstanding at December 31, 2008.  We have a term loan with an unrelated financial institution that is secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, and matures in 2017.  The outstanding balance of this term loan was $12,637,000 at December 31, 2009 and 2008.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  Long term borrowings were principally used to fund our loan growth.  Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at December 31, 2009 and $10 million at December 31, 2008.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, $10 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, has a term of 7.5 years, and it is not prepayable by us within the first two and one half years.

ASSET QUALITY

Due to current recessionary economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly with regard to our construction & development, residential real estate, and commercial real estate loan portfolios.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will remain higher than historical levels in the near term, and we anticipate that nonperforming assets will remain elevated for the foreseeable future.

Table VIII presents a summary of non-performing assets of continuing operations at December 31, as follows:

Table VIII - Nonperforming Assets

Dollars in thousands	2009	2008	2007	2006	2005
Accruing loans past due 90 days or more:
Commercial	$23	$-	$702	$34	$184
Commercial real estate	-	-	2,821	137	86
Commercial construction & development	-	1,015	-	-	-
Residential construction & development	-	-	1,919	3,971	-
Residential real estate	156	2	1,765	425	436
Consumer	20	22	209	70	93
Other	2	-	-	1	-
Total 90+ days past due	201	1,039	7,416	4,638	799
Nonaccrual loans:
Commercial	408	198	14	24	58
Commercial real estate	35,217	24,323	1,524	-	364
Commercial construction & development	11,553	-	-	-	-
Residential construction & development	14,775	17,368	98	-	-
Residential real estate	4,407	4,983	1,247	584	135
Consumer	381	58	34	30	26
Total nonaccrual loans	66,741	46,930	2,917	638	583
Foreclosed properties:
Commercial	-	-	-	-	-
Commercial real estate	4,788	875	430	-	107
Commercial construction & development	2,028	180	525	-	-
Residential construction & development	30,230	6,575	391	-	-
Residential real estate	3,247	480	712	41	161
Consumer	-	-	-	-	-
Total foreclosed properties	40,293	8,110	2,058	41	268
Repossessed assets	269	3	-	36	17
Total nonperforming assets	$107,504	$56,082	$12,391	$5,353	$1,667

Total nonperforming loans as a
percentage of total loans	5.79%	3.97%	0.97%	0.57%	0.17%

Total nonperforming assets as a
percentage of total assets	6.78%	3.45%	0.86%	0.43%	0.15%

The following table presents a summary of our 30 to 89 days past due performing loans.

Table IX - Loans Past Due 30-89 Days

Dollars in thousands	12/31/2009	12/31/2008
Commercial	$1,585	$114
Commercial real estate	3,861	195
Construction and development	1,161	2,722
Residential real estate	8,250	5,009
Consumer	835	824
Total	$15,692	$8,864

The following table details our most significant nonperforming loan relationships at December 31, 2009.

Table X - Significant Nonperforming Loan Relationships
December 31, 2009
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Front Royal, VA	124 room hotel & 8 commercial lots	Sept. 2007 & Jan 2008	Sept. 2008	$20,679	Collateral value	$21,280	(1) (3)	$1,527	$ -
Winchester, VA	Commercial building & two undeveloped commercial parcels	Dec. 2008	July 2009 and Dec. 2009	$4,878	Collateral value	$4,288	(1)	$915	$ -
Rockingham Co., VA & Moorefield, WV	Residential subdivision & undeveloped acreage	Nov. 2007	Mar. 2009	$3,714	Collateral value	$3,397	(1)	$731	$ -
Winchester, VA	130 room hotel & commercial acreage	Sept. 2008	Dec. 2009	$11,152	Collateral value	$18,828	(4)	$ -	$ -
Berkeley Co., WV & Frederick Co., VA	Three residential subdivisions & undeveloped acreage; single family lots, and 5 single family residences & acreage	Various 2006 - March 2009	Sept. 2009	$8,363	Collateral value	$9,006	(1)	$2,213	$ -
Winchester, VA	Commercial lots & acreage	Nov. 2008	Mar. 2009	$1,884	Collateral value	$1,641	(1)	$408	$ -
Winchester, VA	Mini-storage units & Multi-family unit	July 2006, Feb. 2008, & June 2007	Dec. 2009	$1,955	Collateral value	$2,030	(1)	$ -	$ -
Frederick Co., VA	Commercial condominium under construction, undeveloped acreage, & equipment	July 2005 & May 2008	Mar. 2009	$6,315	Collateral value	$7,189	(1)	$415	$2,012
Front Royal, VA	Residential building lots & undeveloped acreage; 1 single family residence	July & Oct. 2006	Dec. 2008, Mar. 2009, & June 2009	$1,322	Collateral value	$750	(1)	$647	$ -

(1) - Values are based upon recent external appraisal.
(2) - Values for equipment are based upon equipment trader prices and management's estimate of value.
(3) - Value of the 8 commercial lots is also detailed on the 124-room hotel since they share a 1st lien.
(4) - Value is based upon appraisal obtained at loan origination. New appraisal has been ordered.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 6.20% at December 31, 2007 to 9.18% at December 31, 2008 and to 10.66% at December 31, 2009.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in internally criticized loans at December 31, 2009 and 2008 occurred throughout our portfolios of real estate related loans, as shown in the table below, as several of these loans have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  The decrease during 2009 in the land development and construction category was primarily the result of foreclosures.

Table XI - Internally Criticized Loans
	Balance at December 31,
Dollars in thousands	2009	2008	2007
Commercial	$6,413	$984	$1,754
Commercial real estate	56,726	30,435	10,987
Land development & construction	38,279	60,589	41,906
Residential real estate	21,854	18,405	10,783
Consumer	-	633	539
Total	$123,272	$111,046	$65,969

Included in the above table of internally criticized loans are approximately $13 million of performing loans which we have identified as potential problem loans at December 31, 2009 related to 4 relationships.  Known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

We maintain the allowance for loan losses at a level considered adequate to provide for estimated probable credit losses inherent in the loan portfolio.  The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated, and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans are and historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following ten loan pools:  land and land development, construction, commercial, commercial real estate -- owner-occupied, commercial real estate -- non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, consumer, and other.  Loans within each pool are then further segmented between (1) loans which were individually evaluated for impairment and not deemed to be impaired, (2) larger-balance loan relationships exceeding $2 million which are assigned an internal risk rating in conjunction with our normal ongoing loan review procedures and (3) smaller-balance homogenous loans.

Quantitative reserves relative to each loan pool are established as follows:  for loan segments (1) and (2) above, the recorded investment of these loans within each pool are aggregated according to their internal risk ratings, and an allocation ranging from 5% to 200% of the respective pool’s average historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in loans by internal risk category, such lower-rated loan relationships receive higher allocations of reserves; for loan segment (3) above, an allocation equaling 100% of the respective pool’s average historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above ten loan pools for potential risks factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within the conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3) trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.

Relationship between Allowance for Loan Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship between the allowance for loan losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as they deteriorate over time. Reserves for loans are established at origination through the quantitative and qualitative reserve process discussed above. If the quality of a loan which is reviewed as part of our normal internal loan review procedures deteriorates, it migrates to a lower quality risk rating, and accordingly, a higher reserve amount is assigned.

Charge-offs, if necessary, are typically recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence is periods of reserve building, followed by periods of higher net charge-offs.

Consumer loans are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy.  For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.  Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due.  Other consumer loans, if collateralized, are generally charged off to net realizable value at 120 days past due.

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of December 31, 2009, approximately 60% of our impaired loans required no reserves. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At December 31, 2009 and 2008, our allowance for loan losses totaled $17,000,000, or 1.47% of total loans and $16,933,000, or 1.40% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.  Table XII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XII - Allocation of the Allowance for Loan Losses

	2009		2008		2007		2006		2005
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$401	10.6%	$546	10.7%	$543	8.7%	$367	7.5%	$270	7.9%
Commercial real estate	3,938	40.2%	4,705	37.4%	3,254	36.1%	3,088	34.0%	2,765	33.2%
Construction and development	8,747	14.0%	7,536	17.8%	2,668	21.2%	2,121	23.3%	1,467	17.6%
Residential real estate	3,626	32.3%	3,458	31.0%	1,991	30.4%	1,057	30.5%	979	35.6%
Consumer	249	2.4%	427	2.6%	451	3.0%	561	3.9%	580	4.6%
Other	39	0.5%	261	0.5%	285	0.6%	197	0.8%	47	1.1%
Unallocated	-	0.0%	-	-	-	-	120	-	4	-
	$17,000	100.0%	$16,933	100.0%	$9,192	100.0%	$7,511	100.0%	$6,112	100.0%

At December 31, 2009 and 2008, we had approximately $40,293,000 and $8,110,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

A reconciliation of the activity in the allowance for loan losses follows:

TABLE XIII - ALLOWANCE FOR LOAN LOSSES

Dollars in thousands	2009	2008	2007	2006	2005

Balance, beginning of year	$16,933	$9,192	$7,511	$6,112	$5,073
Losses:
Commercial	479	198	50	32	36
Commercial real estate	469	1,131	154	185	-
Construction and development	16,946	4,529	80
Real estate - mortgage	3,921	1,608	618	35	60
Consumer	214	375	216	200	173
Other	231	203	160	289	364
Total	22,260	8,044	1,278	741	633
Recoveries:
Commercial	129	4	2	1	6
Commercial real estate	23	17	13	46	41
Construction and development	1,615	-	20	-	-
Real estate - mortgage	29	64	15	7	-
Consumer	90	72	58	62	56
Other	116	128	104	179	274
Total	2,002	285	212	295	377
Net losses	20,258	7,759	1,066	446	256
Provision for loan losses	20,325	15,500	2,055	1,845	1,295
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	-	692	-	-

Balance, end of year	$17,000	$16,933	$9,192	$7,511	$6,112

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank, which totaled approximately $234,048,000 or 14.8% of total consolidated assets at December 31, 2009.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  Core deposits increased $106 million in 2009, while loans decreased approximately $55 million and securities decreased $56 million.  This allowed us to pay down a significant portion of our short term FHLB borrowings, and to reduce our brokered certificates of deposit by not renewing them at maturity.  As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $523 million.  As of December 31, 2009 and 2008, these advances totaled approximately $304 million and $402 million, respectively.  At December 31, 2009, we had additional borrowing capacity of $219 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at December 31, 2009 was approximately $102 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2009, we spent approximately $3.4 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.5 million in 2010, primarily for equipment upgrades.

Management anticipates that the Company’s near term growth in assets will be very nominal in comparison with that of recent prior years due to the present recessionary economic environment and our limited excess capital resources.

Capital Compliance:  Our capital position has improved despite significant reductions in our earnings over the past two years.  Stated as a percentage of total assets, our equity ratio was 5.7% and 5.4% at December 31, 2009 and 2008, respectively.  At December 31, 2009, we had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $30.8 million, $14.9 million, and $23.1 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $49.1 million, $16.5 million,

$41.3 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2009, we issued $6.8 million in subordinated debentures which qualifies as Tier 2 capital, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debentures which qualifies as Tier 2 capital.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.

On September 30, 2009, we issued $3.7 million of 8% non-cumulative convertible preferred stock.

Although we have not finalized plans to issue additional securities, we are currently exploring the merits of conducting an additional offering of the Series 2009 preferred stock to our existing shareholders.

Stock Repurchases:  In August 2006, our Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of our stock.  During 2009, we did not repurchase any shares under this plan, and no further share repurchases are presently contemplated.

Issuance of Trust Preferred Securities:  Under Federal Reserve Board guidelines, we had the ability to issue an additional $7.5 million of trust preferred securities as of December 31, 2009 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  Cash dividends per common share were $0.06 and $0.36 in 2009 and 2008.  The related dividend payout ratio is not meaningful for 2009 as a result of our unprofitability, while the dividend payout ratio was 116.0% for 2008.  Future cash dividends will depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.  As discussed below under Regulatory Matters, we are presently restricted from paying cash dividends on our common stock.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2010, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $10,491,000, plus net income for the interim periods through the date of declaration.  However, the bank is presently required to give 30 days prior written notice of its intent to pay any cash dividends to its regulatory authorities to give regulatory authorities an opportunity to object.

Regulatory Matters:  Summit and the Bank, have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	The Bank achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	The Bank providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

•
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Management presently believes Summit and the Bank are in compliance with all provisions of the MOUs.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2009.

Table XIV - Contractual Cash Obligations

Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2010	$76,481	$156
2011	33,589	59
2012	64,915	60
2013	40,080	30
2014	81,610	-
Thereafter	121,206	-
Total	$417,881	$305

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2009 are presented in the following table.  Refer to Note 16 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XV - Off-Balance Sheet Arrangements

Dollars in thousands
Commitments to extend credit
Revolving home equity and
credit card lines	$44,923
Construction loans	25,628
Other loans	41,462
Standby letters of credit	5,572
Total	$117,585

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2009, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk.  We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in rates is assumed to gradually take place over a 12 month period, and then remain stable, except for the up 400 scenario, which assumes a gradual increase in rates over 24 months.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2009.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	0.70%	4.72%
Up 100 (1)	-1.32%	1.19%
Up 200 (1)	-2.40%	-1.07%
Up 400 (2)	-2.39%	-2.94%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance with the designated laws and regulations relating to safety and soundness.  Based on this assessment, management believes that Summit complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2009.

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
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Summit Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Summit Financial Group, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Summit Financial Group, Inc. and subsidiaries and our report, dated March 30, 2010, expressed an unqualified opinion.

       /s/    ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 30, 2010

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2010, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s and subsidiaries internal control over financial reporting.

                       /s/  ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 30, 2010

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2009	2008

ASSETS
Cash and due from banks	$6,813	$11,356
Interest bearing deposits with other banks	34,247	108
Federal funds sold	-	2
Securities available for sale	271,654	327,606
Other investments	24,008	23,016
Loan held for sale, net	1	978
Loans, net	1,137,336	1,192,157
Property held for sale, net	40,293	8,110
Premises and equipment, net	24,234	22,434
Accrued interest receivable	6,323	7,217
Intangible assets	9,353	9,704
Other assets	30,363	24,428
Total assets	$1,584,625	$1,627,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$74,119	$69,808
Interest bearing	943,219	896,042
Total deposits	1,017,338	965,850
Short-term borrowings	49,739	153,100
Long-term borrowings	381,492	382,748
Subordinated debentures	16,800	10,000
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	9,007	8,585
Total liabilities	1,493,965	1,539,872
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares;
3,710 shares issued 2009	3,519	-
Common stock and related surplus, $2.50 par value; authorized 20,000,000;
issued 2009 - 7,425,472 shares; 2008 - 7,415,310 shares	24,508	24,453
Retained earnings	63,474	64,709
Accumulated other comprehensive income	(841)	(1,918)
Total shareholders' equity	90,660	87,244

Total liabilities and shareholders' equity	$1,584,625	$1,627,116

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Dollars in thousands (except per share amounts)	For the Year Ended December 31,
	2009	2008	2007
Interest income
Interest and fees on loans
Taxable	$71,405	$77,055	$77,424
Tax-exempt	439	460	487
Interest and dividends on securities
Taxable	15,601	13,707	11,223
Tax-exempt	2,079	2,254	2,199
Interest on interest bearing deposits with other banks	12	4	14
Interest on Federal Funds sold	-	4	37
Total interest income	89,536	93,484	91,384
Interest expense
Interest on deposits	24,951	27,343	34,296
Interest on short-term borrowings	573	2,392	4,822
Interest on long-term borrowings and subordinated debentures	20,470	19,674	13,199
Total interest expense	45,994	49,409	52,317
Net interest income	43,542	44,075	39,067
Provision for loan losses	20,325	15,500	2,055
Net interest income after provision for loan losses	23,217	28,575	37,012
Noninterest income
Insurance commissions	5,045	5,139	2,876
Service fees	3,330	3,246	3,004
Realized securities gains (losses)	1,497	(6)	-
Net cash settlement on interest rate swaps	-	(170)	(727)
Change in fair value of interest rate swaps	-	705	1,478
Gain (loss) on sale of assets	(112)	126	(33)
Other	1,406	888	759
Total other-than-temporary impairment loss on securities	(5,892)	(7,060)	-
Portion of loss recognized in other comprehensive income	526	-	-
Net impairment loss recognized in earnings	(5,366)	(7,060)	-
Total noninterest income	5,800	2,868	7,357
Noninterest expenses
Salaries and employee benefits	15,908	16,762	14,608
Net occupancy expense	2,032	1,870	1,758
Equipment expense	2,151	2,173	2,004
Supplies	967	925	871
Professional fees	1,409	723	695
Amortization of intangibles	351	351	251
FDIC premiums	3,223	744	290
OREO expense	478	142	42
Other	5,379	5,744	4,579
Total noninterest expenses	31,898	29,434	25,098
Income (loss) before income tax expense	(2,881)	2,009	19,271
Income tax expense (benefit)	(2,165)	(291)	5,734
Income (loss) from continuing operations	(716)	2,300	13,537
(Loss) from discontinued operations	-	-	(7,081)
Net income (loss)	(716)	2,300	6,456
Dividends on preferred shares	74	-	-
Net income (loss) applicable to common shares	$(790)	$2,300	$6,456

Basic earnings per common share from continuing operations	$(0.11)	$0.31	$1.87
Basic earnings per common share	$(0.11)	$0.31	$0.89

Diluted earnings per common share from continuing operations	$(0.11)	$0.31	$1.85
Diluted earnings per common share	$(0.11)	$0.31	$0.88

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2009, 2008 and 2007

	Preferred	Common			Accumulated
	Stock and	Stock and			Other	Total
	Related	Related	Retained	Treasury	Comprehensive	Shareholders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2006	-	18,021	61,083	-	(351)	78,753
Comprehensive income:
Net income	-	-	6,456	-	-	6,456
Other comprehensive income,
net of deferred tax expense of $186:
Net unrealized gain on securities of $489, net
of reclassification adjustment for gains included
in net income of $0	-	-	-	-	303	303
Total comprehensive income						6,759
Issuance of 317,686 shares at $19.93 per share	-	6,331	-	-	-	6,331
Exercise of stock options	-	141	-	-	-	141
Repurchase of common stock	-	(102)	-	-	-	(102)
Cash dividends declared ($0.34 per share)	-	-	(2,462)	-	-	(2,462)
Balance, December 31, 2007	-	24,391	65,077	-	(48)	89,420
Comprehensive income:
Net income	-	-	2,300	-	-	2,300
Other comprehensive income,
net of deferred tax benefit of $1,146:
Net unrealized loss on securities of $3,016, net
of reclassification adjustment for losses included
in net income of $6	-	-	-	-	(1,870)	(1,870)
Total comprehensive income						430
Exercise of stock options	-	15	-	-	-	15
Stock compensation expense	-	12	-	-	-	12
Repurchase of common stock	-	35	-	-	-	35
Cash dividends declared ($0.36 per share)	-	-	(2,668)	-	-	(2,668)
Balance, December 31, 2008	-	24,453	64,709	-	(1,918)	87,244
Comprehensive income:
Net loss	-	-	(716)	-	-	(716)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities of $75, net of
deferred tax benefit of $28	-	-	-	-	47	47
Net unrealized loss on securities of $1,663, net of deferred tax benefit of $633 and reclassification adjustment for gains
included in net income of $1,497	-	-	-	-	1,030	1,030
Total comprehensive income						361
Exercise of stock options	-	55	-	-	-	55
Issuance of 3,710 shares of preferred stock	3,519	-	-	-	-	3,519
Preferred stock cash dividends declared ($20.00 per share)	-	-	(74)	-	-	(74)
Common stock cash dividends declared ($0.06 per share)	-	-	(445)	-	-	(445)
Balance, December 31, 2009	$3,519	$24,508	$63,474	$-	$(841)	$90,660

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(716)	$2,300	$6,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,600	1,602	1,524
Provision for loan losses	20,325	15,500	2,305
Stock compensation expense	-	12	32
Deferred income tax (benefit)	1,272	(5,745)	225
Loans originated for sale	(16,498)	(5,961)	(17,902)
Proceeds from loans sold	17,508	6,420	25,315
(Gains) on loans sold	(34)	(60)	(362)
Realized security (gains) losses	(1,497)	6	-
Change in fair value of derivative instruments	-	(705)	(1,478)
Writedown of premises to fair value and exit costs accrual of discontinued operations	-	-	312
Other-than-temporary losses on securities	5,366	7,060	-
(Gain) loss on sale of property held for sale	112	(126)	33
Amortization of securities premiums (accretion of discounts), net	(2,561)	(519)	(176)
Amortization of goodwill and purchase accounting adjustments, net	363	363	263
Tax benefit of exercise of stock options	-	6	46
(Increase) decrease in accrued interest receivable	894	(26)	(843)
(Increase) in other assets	(6,167)	(2,337)	(1,964)
Increase (decrease) in other liabilities	348	2,575	(477)
Net cash provided by operating activities	20,315	20,365	13,309
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	21,365	22,944	28,610
Proceeds from sales of securities available for sale	45,543	1,141	-
Principal payments received on securities available for sale	73,631	30,858	28,137
Purchases of securities available for sale	(84,166)	(112,086)	(103,987)
Purchases of other investments	(3,982)	(15,232)	(16,387)
Redemption of Federal Home Bank Loan Stock	-	12,257	12,099
Proceeds from maturities and calls of other investments	3,000	-	-
Net decrease in federal funds sold	2	179	336
Net loans made to customers	(777)	(163,971)	(140,958)
Purchases of premises and equipment	(3,409)	(1,940)	(1,187)
Proceeds from sale of other repossessed assets & property held for sale	3,411	2,889	170
Proceeds from (purchase of) interest bearing deposits with other banks	(34,139)	(31)	194
Purchases of life insurance contracts	(2,100)	-	-
Net cash acquired in acquisitions	-	-	233
Proceds from early termination of interest rate swap	-	212	-
Net cash (used in) investing activities	18,379	(222,780)	(192,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposit, NOW and savings accounts	122,638	(40,910)	(1,347)
Net increase (decrease) in time deposits	(71,151)	178,071	(58,721)
Net increase (decrease) in short-term borrowings	(103,360)	(18,955)	111,627
Proceeds from long-term borrowings	82,656	131,281	162,948
Repayments of long-term borrowings	(83,911)	(54,377)	(23,320)
Proceeds from issuance of subordinated debentures	6,762	-	-
Net proceeds from issuance of preferred stock	3,519	-	-
Exercise of stock options	43	9	63
Dividends paid	(445)	(2,668)	(2,462)
Repurchase of common stock	-	-	(103)
Reinvested dividends	12	35	-
Net cash provided by financing activities	(43,237)	192,486	188,685
Increase (decrease) in cash and due from banks	(4,543)	(9,929)	9,254
Cash and due from banks:
Beginning	11,356	21,285	12,031
Ending	$6,813	$11,356	$21,285

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows-continued

	For the Year Ended December 31,
Dollars in thousands	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$46,645	$49,347	$51,259
Income taxes	$1,395	$4,190	$3,472

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$35,273	$8,802	$2,389

See Notes to Consolidated Financial Statements

NOTE 1.                 BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  Our primary business is community banking.  Our community bank subsidiary, Summit Community Bank (“Summit Community”) provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Variable interest entities:  In accordance with ASC Topic 810, Consolidation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of ASC Topic 810, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of ASC Topic 810 do not require consolidation of subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of ASC Topic 810.  The adoption of the provisions of ASC Topic 810 has had no material impact on our results of operations, financial condition, or liquidity.  See Note 13 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures owed to unconsolidated subsidiary trusts.

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

Advertising:  Advertising costs are expensed as incurred.

Trust services:  Assets held in an agency or fiduciary capacity are not our assets and are not included in the accompanying consolidated balance sheets.  Trust services income is recognized on the cash basis in accordance with customary banking practice.  Reporting such income on a cash basis rather than the accrual basis does not have a material effect on net income.

Reclassifications:  Certain accounts in the consolidated financial statements for 2008 and 2007, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 4	Page 51
Securities	Note 6	Page 56
Loans	Note 7	Page 61
Allowance for Loan Losses	Note 8	Page 63
Property Held for Sale	Note 9	Page 64
Premises and Equipment	Note 10	Page 64
Intangible Assets	Note 11	Page 65
Securities Sold Under Agreements to Repurchase	Note 13	Page 67
Income Taxes	Note 14	Page 69
Stock Based Compensation	Note 15	Page 71
Earnings Per Share	Note 20	Page 76

NOTE 2.	SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, new authoritative accounting guidance under ASC Topic 320, Investments - Debt and Equity Securities, requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to its recovery.  This guidance does not change the recognition of other-than-temporary impairment for equity securities.  We adopted this guidance effective April 1, 2009, which resulted in a $451,000, pre-tax, reduction in the other-than-temporary impairment charges recorded in earnings for the three month period ended June 30, 2009.  The adoption had no effect on any prior periods, as we held no debt securities at the time of its adoption for which an other-than-temporary impairment had been previously recognized.  Accordingly, we recorded no cumulative effect adjustment upon adoption.  The expanded disclosures related to ASC Topic 320 are included in Note 6. Securities.

New authoritative accounting guidance under ASC Topic 815, Derivatives and Hedging, amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new authoritative accounting guidance under ASC Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact on our financial condition or results of operations as it only relates to disclosures.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 was effective for us beginning October 1, 2009 and did not have a significant impact on our financial statements.

New authoritative accounting guidance under ASC Topic 825, Financial Instruments, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  During second quarter 2009, we adopted this guidance, which only relates to disclosures and therefore it did not have an impact on our financial condition or results of operations.  The new interim disclosures required under Topic 825 are included in Note 4. Fair Value Measurements.

New authoritative accounting guidance under ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events occurring subsequent to the balance sheet date. We have considered and evaluated all events that occurred subsequent to December 31, 2009 through March 30, 2010 (the date of the filing of this Annual Report) in the preparation of our Consolidated Financial Statements, as of and for the year ended December 31, 2009.

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

Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, amends ASC Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

NOTE 3.            ACQUISITIONS

Effective July 2, 2007, we acquired Kelly Insurance Agency, Inc. and Kelly Property and Casualty, Inc., two Virginia corporations located in Leesburg, Virginia, which were merged into Summit Insurance Services, LLC, our wholly owned subsidiary.  We have deemed this transaction to be an immaterial acquisition.

As announced on December 16, 2008, we mutually agreed to terminate our Agreement and Plan of Reorganization with Greater Atlantic Financial Corp. because one or more conditions to closing could not be met prior to December 31, 2008, the date on which either party could exercise the right to terminate.  Pursuant to the Termination Agreement, neither party shall have any liability or further obligation to any other party under the Merger Agreement.  In conjunction with this termination, we recognized merger abandonment expense of $682,000 during 2008 as reflected in noninterest expense on the accompanying consolidated statements of income.

NOTE 4.             FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of December 31, 2009, the total fair value of our collateral dependent impaired loans which had a related specific allowance or charge-off was $8,315,000 less than the related appraised values of the underlying collateral for such loans.

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income in the consolidated statements of income.

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

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2009 is provided in the tables below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3
Available for sale securities	$271,654	$-	$271,654	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$327,606	$-	$315,895	$11,711
Derivatives	16	-	16	-

Liabilities:
Derivatives	$18	$-	$18	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009 and 2008.

Available for
Sale
Dollars in thousands	Securities
Balance January 1, 2008	$-
Total realized/unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	(25)
Purchases, sales, issuances and settlements, net	7,369
Transfers between categories	4,367
Balance December 31, 2008	$11,711
Total realized/unrealized gains (losses):
Included in earnings	(5,151)
Included in other comprehensive income	4,401
Purchases, sales, issuances and settlements, net	(970)
Transfers between categories	(9,991)
Balance December 31, 2009	$-

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3

Loans held for sale	$1	$-	$1	$-
Impaired loans	74,484	-	52,005	22,479
OREO	40,293	-	38,788	1,505

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2008	Level 1	Level 2	Level 3

Loans held for sale	$978	$-	$978	$-
Impaired loans	54,029	-	-	54,029

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $84,695,000, with a valuation allowance of $10,211,000, resulting in an additional provision for loan losses of $9,101,000 for the year ended December 31, 2009.

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The following summarizes the methods and significant assumptions we used in estimating our fair value disclosures for financial instruments.

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

Subordinated debentures:  The carrying values of subordinated debentures approximate their estimated fair values.

Subordinated debentures owed to unconsolidated subsidiary trusts:  The carrying values of subordinated debentures owed to unconsolidated subsidiary trusts approximate their estimated fair values.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$6,813	$6,813	$11,356	$11,356
Interest bearing deposits,
other banks	34,247	34,247	108	108
Federal funds sold	-	-	2	2
Securities available for sale	271,654	271,654	327,606	327,606
Other investments	24,008	24,008	23,016	23,016
Loans held for sale, net	1	1	978	978
Loans, net	1,137,336	1,152,837	1,192,157	1,201,884
Accrued interest receivable	6,323	6,323	7,217	7,217
Derivative financial assets	-	-	16	16
	$1,480,382	$1,495,883	$1,562,456	$1,572,183
Financial liabilities:
Deposits	$1,017,338	$1,087,212	$965,850	$1,077,942
Short-term borrowings	49,739	49,739	153,100	153,100
Long-term borrowings	381,492	395,375	382,748	404,583
Subordinated debentures	16,800	16,800	10,000	10,000
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	4,146	4,146	4,796	4,796
Derivative financial liabilities	-	-	18	18
	$1,489,104	$1,572,861	$1,536,101	$1,670,028

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

The results of Summit Mortgage are presented as discontinued operations in a separate category on the income statements following the results from continuing operations.  The income (loss) from discontinued operations for the year ended December 31, 2007 is presented below.

Statement of Income from Discontinued Operations

Dollars in thousands	2007
Interest income	$131
Interest expense	45
Net interest income	86
Provision for loan losses	250
Net interest income after provision for loan losses	(164)

Noninterest income
Mortgage origination revenue	812
(Loss) on sale of assets	(51)
Total noninterest income	761

Noninterest expense
Salaries and employee benefits	542
Net occupancy expense	(5)
Equipment expense	38
Professional fees	663
Advertising	98
Exit costs	312
Litigation settlement	9,250
Other	358
Total noninterest expense	11,256
Income (loss) before income tax expense	(10,659)
Income tax expense (benefit)	(3,578)
Income (loss) from discontinued operations	$(7,081)

Basic earnings per common share from discontinued operations	$(0.98)
Diluted earnings per common share from discontinued operations	$(0.97)

During fourth quarter 2006, we recognized a charge of $621,000 to write down the fixed assets of Summit Mortgage to fair value.  We disposed of those assets during 2007.  Also, we accrued $1,859,000 for exit costs, which was previously included in Liabilities Related to Discontinued Operations in the consolidated financial statements.  The activity related to this charge during 2008 is as follows:

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

Impairment assessment: Impairment exists when the fair value of a security is less than its cost.  Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  We perform a quarterly assessment of the debt and equity securities in our investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  This determination requires significant judgment.  Impairment is considered other-than-temporary when it becomes probable that we will be unable to recover the cost of an investment.  This assessment takes into consideration factors such as the length of time and the extent to which the market values have been less than cost, the financial condition and near term prospects of the issuer including events specific to the issuer or industry, defaults or deferrals of scheduled interest, principal or dividend payments, external credit ratings and recent downgrades, and our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The amount of the write down is included in other-than-temporary impairment of securities in the consolidated statements of income.  The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

Realized gains and losses on sales of securities are recognized on the specific identification method.  Amortization of premiums and accretion of discounts are computed using the interest method.

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2009 and 2008, are summarized as follows:

	2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$54,850	$693	$582	$54,961
Residential mortgage-backed securities:
Government-sponsored agencies	95,939	4,189	92	100,036
Nongovernment-sponsored entities	75,546	662	6,411	69,797
State and political subdivisions	3,760	37	5	3,792
Corporate debt securities	350	6	-	356
Total taxable debt securities	230,445	5,587	7,090	228,942
Tax-exempt debt securities
State and political subdivisions	42,486	570	421	42,635
Total tax-exempt debt securities	42,486	570	421	42,635
Equity securities	77	-	-	77
Total available for sale securities	$273,008	$6,157	$7,511	$271,654

	2008
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$36,934	$1,172	$3	$38,103
Residential mortgage-backed securities:
Government-sponsored agencies	147,074	4,291	71	151,294
Nongovernment-sponsored entities	95,568	2,335	10,020	87,883
State and political subdivisions	3,760	19	-	3,779
Corporate debt securities	349	5	-	354
Total taxable debt securities	283,685	7,822	10,094	281,413
Tax-exempt debt securities
State and political subdivisions	46,617	639	1,459	45,797
Total tax-exempt debt securities	46,617	639	1,459	45,797
Equity securities	396	-	-	396
Total available for sale securities	$330,698	$8,461	$11,553	$327,606

The proceeds from sales, calls and maturities of securities, including principal payments received on available for sale mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2009	$45,543	$21,365	$73,631	$1,511	$14
2008	$1,141	$22,944	$30,858	$6	$12
2007	$12,099	$28,611	$28,137	$-	$-

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 30 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 18 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2009, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$61,915	$62,321
Due from one to five years	109,377	109,112
Due from five to ten years	44,107	43,471
Due after ten years	57,532	56,673
Equity securities	77	77
Total	$273,008	$271,654

At December 31, 2009 and 2008, securities with estimated fair values of $201,769,000 and $170,635,000 respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2009 and 2008 we recorded other-than-temporary impairment losses on securities as follows:

	2009			2008
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total

Total other-than-temporary impairment losses	$(5,646)	$(215)	$(5,861)	$-	$(7,060)	$(7,060)
Portion of loss recognized in
other comprehensive income	495	-	495	-	-	-
Net impairment losses recognized in earnings	$(5,151)	$(215)	$(5,366)	$-	$(7,060)	$(7,060)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for year ended December 31, 2009 is as follows:

Dollars in thousands	Total
Balance, April 1, 2009	$-
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(5,151)
Securities sold during the period	2,229
Balance, December 31, 2009	$(2,922)

At December 31, 2009, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using discounted cash flow models.  The vendors estimate cash flows of the underlying loan collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at December 31, 2009:

	Weighted	Range
	Average	Minimum	Maximum
Constant prepayment rates	5.3%	3.1%	7.5%
Constant default rates	8.6%	7.0%	12.0%
Loss severities	51.5%	51.0%	53.0%

Our vendors performing these valuations also analyze the structure of each mortgage-backed instrument in order to determine how the estimated cash flows of the underlying collateral will be distributed to each security issued from the structure.  Expected principal and interest cash flows on the impaired debt securities are discounted predominantly using unobservable discount rates which the vendors assume that market participants would utilize in pricing the specific security.  Based on the discounted expected cash flows derived from our vendors’ models, we expect to recover the remaining unrealized losses on residential mortgage-backed securities issued by nongovernment sponsored entities.

We held 78 available for sale securities having an unrealized loss at December 31, 2009.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2009 and 2008.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, we believe that the decline in value is attributable to changes in market interest rates and not credit quality of the issuer and no additional impairment is warranted at this time.

	2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$26,607	$(581)	$138	$(1)	$26,745	$(582)
Residential mortgage-backed securities:
Government-sponsored agencies	9,612	(91)	68	(1)	9,680	(92)
Nongovernment-sponsored entities	24,500	(1,530)	21,485	(4,637)	45,985	(6,167)
Tax-exempt debt securities
State and political subdivisions	12,100	(138)	3,748	(288)	15,848	(426)
Total temporarily impaired securities	72,819	(2,340)	25,439	(4,927)	98,258	(7,267)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1,670	(244)	1,670	(244)
Total other-than-temporarily
impaired securities	-	-	1,670	(244)	1,670	(244)
Total	$72,819	$(2,340)	$27,109	$(5,171)	$99,928	$(7,511)

	2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,240	$(3)	$-	$-	$1,240	$(3)
Residential mortgage-backed securities:
Government-sponsored agencies	7,542	(33)	5,327	(38)	12,869	(71)
Nongovernment-sponsored entities	45,940	(6,612)	16,932	(3,408)	62,872	(10,020)
Tax-exempt debt securities
State and political subdivisions	19,797	(1,004)	2,481	(455)	22,278	(1,459)
Total temporarily impaired securities	$74,519	$(7,652)	$24,740	$(3,901)	$99,259	$(11,553)

The largest component of the unrealized loss at December 31, 2009 was $6.4 million related to residential mortgage-backed securities issued by nongovernment-sponsored entities.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of residential properties could extend distress to this borrower population. This could continue to increase default rates and put additional pressure on property values. Should these conditions persist, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

NOTE 7.            LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and allowance for loan losses. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Generally, loans are placed on nonaccrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms.  Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status.  Impaired loans are placed on nonaccrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection.  Interest on nonaccrual loans is recognized primarily using the cost-recovery method.  Loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loans.

Commercial-related loans (which are risk-rated) are charged off to the allowance for loan losses when the loss has been confirmed.  This determination includes many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.

Consumer-related loans are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy.  For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), which ever is earlier.  Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due.  Other consumer loans, if collateralized, are generally charged off to net realizable value at 120 days past due.

Loans are summarized as follows:

Dollars in thousands	2009	2008
Commercial	$122,508	$130,106
Commercial real estate	465,037	452,264
Construction and development	162,080	215,465
Residential real estate	372,867	376,026
Consumer	28,203	31,519
Other	5,652	6,061
Total loans	1,156,347	1,211,441
Less unearned income	2,011	2,351
Total loans net of unearned income	1,154,336	1,209,090
Less allowance for loan losses	17,000	16,933
Loans, net	$1,137,336	$1,192,157

The following presents loan maturities at December 31, 2009:

		After 1
	Within	but within	After
Dollars in thousands	1Year	5 Years	5 Years
Commercial	$31,885	$69,589	$21,034
Commercial real estate	52,361	71,077	341,599
Construction and development	129,558	3,309	29,213
Residential real estate	38,830	22,476	311,561
Consumer	3,491	21,230	3,482
Other	334	1,943	3,375
	$256,459	$189,624	$710,264

Loans due after one year with:
Variable rates		$266,641
Fixed rates		633,247
		$899,888

Nonaccrual loans:  Included in the net balance of loans are nonaccrual loans amounting to $66,741,000 and $46,930,000 at December 31, 2009 and 2008, respectively.

Impaired loans:  Impaired loans include the following:

▪
Loans which we risk-rate (consisting of loan relationships having aggregate balances in excess of $2,000,000, or loans exceeding $500,000 and exhibiting credit weakness) through our normal loan review procedures and which, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement.   Risk-rated loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.

▪	Loans that have been modified in a troubled debt restructuring.

Both commercial and consumer loans are deemed impaired upon being contractually modified in a troubled debt restructuring. Troubled debt restructurings typically result from our loss mitigation activities and occur when we grant a concession to a borrower who is experiencing financial difficulty in order to minimize our economic loss and to avoid foreclosure or repossession of collateral.  Once restructured in a troubled debt restructuring, a loan is generally considered impaired until its maturity, regardless of whether the borrower performs under the modified terms.  Although such a loan may be returned to accrual status if the criteria set forth in our accounting policy are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and we would continue to report the loan in the impaired loan table below.

The table below sets forth information about our impaired loans.

		December 31,
Dollars in thousands		2009	2008
Impaired loans with an allowance		$39,210	$34,650
Impaired loans without an allowance		46,123	19,557
Total impaired loans		$85,333	$54,207

Allowance for loan losses attributed to impaired loans		$10,211	$7,992

	Year ended December 31,
Dollars in thousands	2009	2008	2007
Average balance of impaired loans	$75,698	$31,896	$5,856
Interest income recognized on impaired loans	$298	$70	$191

Included in impaired loans are troubled debt restructurings of $8,297,000 and $178,000 at December 31, 2009 and 2008, respectively.

Concentrations of credit risk: We grant commercial, residential and consumer loans to customers primarily located in the Eastern Panhandle and South Central regions of West Virginia, and the Northern region of Virginia.  Although we strive to maintain a diverse loan portfolio, exposure to credit losses can be adversely impacted by downturns in local economic and employment conditions.  Major employment within our market area is diverse, but primarily includes government, health care, education, poultry and various professional, financial and related service industries.  As of December 31, 2009, we had no concentrations of loans to any single industry in excess of 10% of loans.  We evaluate the credit worthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based upon this credit evaluation.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2009	2008
Balance, beginning	$13,401	$14,130
Additions	974	3,170
Amounts collected	(10,299)	(4,037)
Other changes, net	-	138
Balance, ending	$4,076	$13,401

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 8.            ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for our estimate of probable credit losses inherent in the loan portfolio.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  Loans are charged against the allowance for loan losses when we believe that collectability is unlikely.  While we use the best information available to make our evaluation, future adjustments may be necessary if there are significant changes in conditions.

The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated, and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows.

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans are and historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell.  Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following ten loan pools:  land and land development, construction, commercial, commercial real estate -- owner-occupied, commercial real estate -- non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, consumer, and other.  Loans within each pool are then further segmented between (1) loans which were individually evaluated for impairment and not deemed to be impaired, (2) larger-balance loan relationships exceeding $2 million which are assigned an internal risk rating in conjunction with our normal ongoing loan review procedures and (3) smaller-balance homogenous loans.

Quantitative reserves relative to each loan pool are established as follows:  for loan segments (1) and (2) above, the recorded investment of these loans within each pool are aggregated according to their internal risk ratings, and an allocation ranging from 5% to 200% of the respective pool’s average historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in loans by internal risk category, such lower-rated loan relationships receive higher allocations of reserves; for loan segment (3) above, an allocation equaling 100% of the respective pool’s average historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above ten loan pools for potential risks factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3) trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 is as follows:

Dollars in thousands	2009	2008	2007

Balance, beginning of year	$16,933	$9,192	$7,511
Losses:
Commercial	479	198	50
Commercial real estate	469	1,131	154
Construction and development	16,946	4,529	80
Real estate - mortgage	3,921	1,608	618
Consumer	214	375	216
Other	231	203	160
Total	22,260	8,044	1,278
Recoveries:
Commercial	129	4	2
Commercial real estate	23	17	14
Construction and development	1,615	-	20
Real estate - mortgage	29	64	15
Consumer	90	72	57
Other	116	128	104
Total	2,002	285	212
Net losses	20,258	7,759	1,066
Provision for loan losses	20,325	15,500	2,055
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	-	692
Balance, end of year	$17,000	$16,933	$9,192

       For the years ended December 31, 2009, 2008, and 2007, we recognized approximately $104,000, $62,000, and $191,000, in interest income on impaired loans after the date that the loans were deemed to be impaired.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

NOTE 9.            PROPERTY HELD FOR SALE

Property held for sale consists of premises qualifying as held for sale under ASC Topic 360 Property, Plant, and Equipment, and of real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at the lower of carrying value or estimated fair value less anticipated selling costs.  Foreclosed property is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale.  Changes in value subsequent to transfer are recorded in noninterest income.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

Property held for sale, consisting of foreclosed properties, was $40,293,000 and $8,110,000 at December 31, 2009 and December 31, 2008, respectively.
NOTE 10.          PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2009, 2008, or 2007.

The major categories of premises and equipment and accumulated depreciation at December 31, 2009 and 2008 are summarized as follows:

Dollars in thousands	2009	2008
Land	$6,308	$6,067
Buildings and improvements	19,937	17,342
Furniture and equipment	13,107	12,682
	39,352	36,091
Less accumulated depreciation	15,118	13,657

Total premises and equipment	$24,234	$22,434

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 approximated $1,600,000, $1,599,000, and $1,520,000, respectively.

NOTE 11.          INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2009 and determined that no impairment write-offs were necessary.

In addition, at December 31, 2009 and December 31, 2008, we had $655,000 and $806,000, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $2,500,000 and $2,700,000 in unamortized identifiable customer intangible assets at December 31, 2009 and 2008, respectively.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2009	$6,198
Acquired goodwill, net	-

Balance, December 31, 2009	$6,198

	Other Intangible Assets
	December 31,
Dollars in thousands	2009	2008
Unidentifiable intangible assets
Gross carrying amount	$2,267	$2,267
Less: accumulated amortization	1,612	1,461
Net carrying amount	$655	$806

Identifiable customer intangible assets
Gross carrying amount	$3,000	$3,000
Less: accumulated amortization	500	300
Net carrying amount	$2,500	$2,700

We recorded amortization expense of $351,000 for the year ended December 31, 2009 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2010 through 2014.  The remaining amortization period is 12.5 years.

NOTE 12.          DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2009 and 2008:

Dollars in thousands	2009	2008
Demand deposits, interest bearing	$148,587	$156,990
Savings deposits	188,419	61,689
Retail time deposits	364,399	380,774
Wholesale deposits	241,814	296,589
Total	$943,219	$896,042

Time certificates of deposit and Individual Retirement Account's (IRA’s) in denominations of $100,000 or more totaled $402,226,259 and $400,270,800 at December 31, 2009 and 2008, respectively.

Included in certificates of deposits are brokered certificates of deposit, which totaled $241,813,884 and $296,589,341 at December 31, 2009 and 2008, respectively.  Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit and IRAs in denominations of $100,000 or more as of December 31, 2009:

Dollars in thousands	Amount	Percent
Three months or less	$52,318	13.0%
Three through six months	41,352	10.3%
Six through twelve months	85,330	21.2%
Over twelve months	223,226	55.5%
Total	$402,226	100.0%

A summary of the scheduled maturities for all time deposits as of December 31, 2009, follows:

Dollars in thousands	Amount
2010	$300,930
2011	157,428
2012	68,524
2013	48,625
2014	29,881
Thereafter	825
Total	$606,213

At December 31, 2009 and 2008, our deposits of related parties including directors, executive officers, and their related interests approximated $11,263,000 and $13,472,000, respectively.

NOTE 13.          BORROWED FUNDS

Our subsidiary banks are members of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $102 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2009, which is primarily secured by commercial and industrial loans and consumer loans.

At December 31, 2009, our subsidiary banks had combined additional borrowings availability of $219,436,000 from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2009, we had $101,784,000 borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2009
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$45,000	$1,123	$3,616
Average balance outstanding
for the year	92,326	1,079	6,092
Maximum balance outstanding
at any month end	184,825	2,433	9,663
Weighted average interest
rate for the year	0.50%	0.38%	1.83%
Weighted average interest
rate for balances
outstanding at December 31	0.32%	0.49%	3.01%

	2008
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$142,346	$1,613	$9,141
Average balance outstanding
for the year	106,308	3,208	2,867
Maximum balance outstanding
at any month end	146,821	11,458	9,141
Weighted average interest
rate for the year	2.13%	1.74%	2.37%
Weighted average interest
rate for balances
outstanding at December 31	0.57%	0.48%	0.85%

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

Long-term borrowings:  Our long-term borrowings of $398,292,590 and $392,747,685 as of December 31, 2009 and 2008, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2009	2008
Long-term FHLB advances	$258,855	$260,111
Long-term reverse repurchase agreements	110,000	110,000
Subordinated debentures	16,800	10,000
Term loan	12,637	12,637
Total	$398,292	$392,748

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2019.  The average interest rate paid on long-term borrowings during 2009 and 2008 approximated 4.81% and 4.62%, respectively.

Subordinated debentures:  We have subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at December 31, 2009 and $10 million at December 31, 2008.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at December 31, 2009 and 2008.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Amount
2010	$76,481
2011	33,589
2012	64,915
2013	40,080
2014	81,610
Thereafter	121,206
Total	$417,881

NOTE 14.          INCOME TAXES

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

ASC Topic 740 Income Taxes clarifies the accounting and disclosure for uncertain tax positions, as defined.  ASC Topic 740 requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  ASC Topic 740 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

The components of applicable income tax expense (benefit) for continuing operations for the years ended December 31, 2009, 2008 and 2007, are as follows:

Dollars in thousands	2009	2008	2007
Current
Federal	$(3,415)	$5,110	$5,652
State	(22)	344	437
	(3,437)	5,454	6,089
Deferred
Federal	1,518	(5,268)	(272)
State	(246)	(477)	(83)
	1,272	(5,745)	(355)
Total	$(2,165)	$(291)	$5,734

Reconciliation between the amount of reported continuing operations income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income from continuing operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable
applicable statutory rate	$(980)	34	$683	34	$6,552	34
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(856)	30	(846)	(42)	(819)	(4)
State income taxes, net
of Federal income tax
benefit	(177)	6	(88)	(4)	288	2
Other, net	(152)	5	(40)	(2)	(287)	(2)
Applicable income taxes of continuing operations	$(2,165)	75	$(291)	(14)	$5,734	30

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes.  Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.  Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.  Our WV net operating loss carryforward expires in 2028.

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

Dollars in thousands	2009	2008
Deferred tax assets
Allowance for loan losses	$6,290	$6,265
Deferred compensation	1,166	1,067
Other deferred costs and accrued expenses	744	869
WV net operating loss carryforward	373	-
Nonaccrual loan interest	353	-
Net unrealized loss on securities and
other financial instruments	1,931	4,781
	10,857	12,982
Deferred tax liabilities
Depreciation	204	265
Accretion on tax-exempt securities	21	87
Purchase accounting adjustments
and goodwill	1,121	1,185
	1,346	1,537
Net deferred tax assets	$9,511	$11,445

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties, it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008.  The West Virginia State Tax Department concluded their examination of our 2003, 2004, and 2005 state tax returns during 2007 with no adjustments.  Tax years 2006, 2007, and 2008 remain subject to West Virginia State examination.

NOTE 15.          EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $317,000, $498,000, and $450,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  There were no contributions to the ESOP for 2009.  Contributions to the ESOP for the years ended December 31, 2008 and 2007 were $384,000 and $367,000, respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 279,702 shares of our common stock at December 31, 2009 and 2008, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2009 and 2008 were $2,192,850 and $1,853,880, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2009 and 2008, the cash surrender value of these insurance contracts was $12,604,000 and $10,023,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during 2009 or 2008.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.  During 2008, we recognized $12,000 of compensation expense for share-based payment arrangements in our income statement, with a deferred tax asset of $4,000.

A summary of activity in our Officer Stock Option Plan during 2007, 2008 and 2009 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding, December 31, 2006	349,080	$17.83
Granted	500	18.26
Exercised	(12,000)	5.26
Forfeited	-	-
Outstanding, December 31, 2007	337,580	$18.28
Granted	-	-
Exercised	(1,850)	4.81
Forfeited	-	-
Outstanding, December 31, 2008	335,730	$18.36
Granted	-
Exercised	(8,000)	5.36
Forfeited	(16,950)	22.46
Expired	(1,600)	5.21
Outstanding, December 31, 2009	309,180	$18.54

Exercisable Options:
December 31, 2009	308,880	$18.54
December 31, 2008	335,330	$18.36
December 31, 2007	326,680	$18.30

Other information regarding options outstanding and exercisable at December 31, 2009 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	59,150	$5.37	3.28	$-	59,150	$5.37	$-
6.01 - 10.00	30,680	9.49	6.01	-	30,680	9.49	-
10.01 - 17.50	2,300	17.43	4.17	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	7.00	-	51,000	17.79	-
20.01 - 25.93	165,750	25.15	5.78	-	165,750	25.15	-

	309,180	$18.54		$-	308,880	$18.54	$-

NOTE 16.          COMMITMENTS AND CONTINGENCIES

Lending related financial instruments with off-balance sheet risk:  We are a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  The contract amounts of these instruments reflect the extent of involvement that we have in this class of financial instruments.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2009	2008
Commitments to extend credit:
Revolving home equity and
credit card lines	$44,923	$45,097
Construction loans	25,628	65,271
Other loans	41,462	42,191
Standby letters of credit	5,572	10,584
Total	$117,585	$163,143

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

Operating leases:  We occupy certain facilities under long-term operating leases for both continuing operations and discontinued operations.  The aggregate minimum annual rental commitments under those leases total approximately $156,000 in 2010, $59,000 in 2011, $60,000 in 2012 and $30,000 in 2013.  Total net rent expense included in the accompanying consolidated financial statements in continuing operations was $564,000 in 2009, $460,000 in 2008, and $403,000 in 2007.

Litigation:  We are involved in various legal actions arising in the ordinary course of business.  To date, no matters have been specifically identified to management which would have a significant adverse effect on the consolidated financial statements.

Employment Agreements:  We have various employment agreements with our chief executive officer and certain other executive officers.  These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

NOTE 17.          PREFERRED STOCK

On September 30, 2009, we sold in a private placement 3,710 shares, or $3.7 million, of a new series of 8% Non-Cumulative Convertible Preferred Stock, Series 2009, $1.00 par value, with a liquidation preference of $1,000 per share (the “Preferred Stock”), based on the private placement exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D.  The Preferred Stock will qualify as Tier 1 capital for regulatory capital purposes.

The terms of the Preferred Stock provide that the Preferred Stock may be converted into common stock under three different scenarios.  First, the Preferred Stock may be converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $1,000 by $5.50, plus cash in lieu of fractional shares and subject to anti-dilution adjustments.  Second, after three years, on or after June 1, 2012, Summit may, at its option, on any dividend payment date, convert some or all of the Preferred Stock into shares of Summit’s common stock at the then applicable conversion rate.  Summit may exercise this conversion right if, for 20 trading days within any period of 30 consecutive trading dates during the six months immediately preceding the conversion, the closing price of the common stock exceeds 135% of $5.50.  Third, after ten years, on June 1, 2019, all of the Preferred Stock will be converted at the then applicable conversion price.  Adjustments to the conversion price will be made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

The Preferred Stock will pay noncumulative dividends, if and when declared by the Board of Directors, at a rate of 8.0% per annum.  Dividends declared will be payable quarterly in arrears on the 1st day of March, June, September and December of each year.

NOTE 18.	REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2010, our subsidiary bank has $10,491,000 plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.  However, the bank is presently restricted from paying any cash dividends unless it has provided 30 days prior notice to its regulatory authorities, and its regulatory authorities did not object.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2009, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $50,000 at December 31, 2009.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table (dollar amounts in thousands).

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to risk-weighted assets)
Summit	$133,931	11.3%	$95,186	8.0%	$118,983	10.0%
Summit Community	134,874	11.4%	94,666	8.0%	118,332	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	102,232	8.6%	47,593	4.0%	71,390	6.0%
Summit Community	120,055	10.1%	47,333	4.0%	70,999	6.0%
Tier 1 Capital (to average assets)
Summit	102,232	6.5%	47,463	3.0%	79,106	5.0%
Summit Community	120,055	7.6%	47,257	3.0%	78,762	5.0%

As of December 31, 2008
Total Capital (to risk-weighted assets)
Summit	$125,091	10.0%	$99,694	8.0%	$124,618	10.0%
Summit Community	129,369	10.4%	99,225	8.0%	124,031	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	99,497	8.0%	49,847	4.0%	74,771	6.0%
Summit Community	113,841	9.2%	49,612	4.0%	74,418	6.0%
Tier 1 Capital (to average assets)
Summit	99,497	6.3%	47,707	3.0%	79,512	5.0%
Summit Community	113,841	7.2%	47,143	3.0%	78,571	5.0%

Summit Financial Group, Inc. (“Summit”) and its bank subsidiary, Summit Community Bank, Inc. (the “Bank”), have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	The Bank achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	The Bank providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

•
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

NOTE  19.         SEGMENT INFORMATION

We operate two business segments:  community banking and an insurance agency.  These segments are primarily identified by the products or services offered.  The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels.  The insurance agency segment consists of three insurance agency offices that sell insurance products.  The accounting policies discussed throughout the notes to the consolidated financial statements apply to each of our business segments.

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for all centralized functions that are performed at the parent location including data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services.  Information for each of our segments is included below:

	December 31, 2009
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$45,433	$-	$(1,891)	$-	$43,542
Provision for loan losses	20,325	-	-	-	20,325
Net interest income after provision for loan losses	25,108	-	(1,891)	-	23,217
Other income	1,029	4,938	6,409	(6,576)	5,800
Other expenses	26,994	4,530	6,950	(6,576)	31,898
Income (loss) before income taxes	(857)	408	(2,432)	-	(2,881)
Income tax expense (benefit)	(1,420)	160	(905)	-	(2,165)
Net income	563	248	(1,527)	-	(716)
Dividends on preferred shares	-	-	74	-	74
Net income applicable to common shares	$563	$248	$(1,601)	$-	$(790)
Intersegment revenue (expense)	$(6,462)	$(114)	$6,576	$-	$-
Average assets	$1,592,969	$7,323	$138,003	$(141,493)	$1,596,802

	December 31, 2008
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$46,181	$-	$(2,106)	$-	$44,075
Provision for loan losses	15,500	-	-	-	15,500
Net interest income after provision for loan losses	30,681	-	(2,106)	-	28,575
Other income	(1,480)	5,030	6,283	(6,965)	2,868
Other expenses	24,201	4,488	7,710	(6,965)	29,434
Income (loss) before income taxes	5,000	542	(3,533)	-	2,009
Income tax expense (benefit)	881	212	(1,384)	-	(291)
Net income	$4,119	$330	$(2,149)	$-	$2,300
Intersegment revenue (expense)	$(6,851)	$(114)	$6,965	$-	$-
Average assets	$1,497,159	$7,509	$128,658	$(115,274)	$1,518,052

	December 31, 2007
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$41,106	$-	$(2,039)	$-	$39,067
Provision for loan losses	2,055	-	-	-	2,055
Net interest income after provision for loan losses	39,051	-	(2,039)	-	37,012
Other income	4,587	2,759	6,452	(6,441)	7,357
Other expenses	21,980	2,595	6,964	(6,441)	25,098
Income (loss) before income taxes	21,658	164	(2,551)	-	19,271
Income tax expense (benefit)	6,789	63	(1,118)	-	5,734
Income from continuing operations	14,869	101	(1,433)	-	13,537
Income(loss) from discontinued operations	(10,659)	-	-	-	(10,659)
Income tax expense (benefit)	(3,578)	-	-	-	(3,578)
Net income	$7,788	$101	$(1,433)	$-	$6,456
Intersegment revenue (expense)	$(6,348)	$(93)	$6,441	$-	$-
Average assets	$1,287,854	$3,659	$114,852	$(107,323)	$1,299,042

NOTE 20.	EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) from continuing operations follow:

	For the Year Ended December 31,
	2009			2008			2007
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Income from continuting operations	$(716)			$2,300			$13,537
Less preferred stock dividends	(74)			-			-

Basic EPS -- continuing operations	$(790)	7,421,596	$(0.11)	$2,300	7,411,715	$0.31	$13,537	7,244,011	$1.87

Effect of dilutive securities:
Stock options	-	10,076		-	35,276		-	59,380
Convertible preferred stock	-	-		-	-		-	-

Diluted EPS -- continuing operations	$(790)	7,431,672	$(0.11)	$2,300	7,446,991	$0.31	$13,537	7,303,391	$1.85

Stock option grants and the conversion of convertible preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2009, 2008, and 2007 totaled 250,030 shares, 234,300 shares, and 178,500 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at December 31, 2009.

NOTE 21.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2009 and 2008, and the related statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2009	2008
Assets
Cash and due from banks	$7,164	$3,496
Investment in subsidiaries, eliminated in consolidation	128,263	121,874
Securities available for sale	114	292
Premises and equipment	5,695	6,243
Accrued interest receivable	19	4
Other assets	1,953	720
Total assets	$143,208	$132,629
Liabilities and Shareholders' Equity
Short-term borrowings	$2,666	$2,199
Long-term borrowings	12,637	12,637
Subordinated debentures	16,800	10,000
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	856	960
Total liabilities	52,548	45,385
Preferred stock and related surplus, $1.00 par value, authorized
250,000 shares; 3,710 shares issued 2009	3,519	-
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2009 - 7,425,472 shares;
2008 - 7,415,310 shares	24,508	24,453
Retained earnings	63,474	64,709
Accumulated other comprehensive income	(841)	(1,918)
Total shareholders' equity	90,660	87,244

Total liabilities and shareholders' equity	$143,208	$132,629

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2009	2008	2007
Income
Dividends from bank subsidiaries	$1,000	$2,000	$3,600
Other dividends and interest income	25	40	51
Gain on sale of assets	-	-	11
Other-than-temporary impairment of securities	(215)	(693)	-
Management and service fees from bank subsidiaries	6,624	6,976	6,441
Total income	7,434	8,323	10,103
Expense
Interest expense	1,916	2,146	2,091
Operating expenses	6,950	7,710	6,964
Total expenses	8,866	9,856	9,055
Income (loss) before income taxes and equity in
undistributed income of bank subsidiaries	(1,432)	(1,533)	1,048
Income tax (benefit)	(905)	(1,384)	(1,118)
Income (loss) before equity in undistributed income
of bank subsidiaries	(527)	(149)	2,166
Equity in (distributed) undistributed
income of bank subsidiaries	(189)	2,449	4,290
Net income (loss)	(716)	2,300	6,456
Dividends on preferred shares	74	-	-
Net income (loss) applicable to common shares	$(790)	$2,300	$6,456

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(716)	$2,300	$6,456
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
bank subsidiaries	189	(2,449)	(4,290)
Deferred tax expense (benefit)	(146)	(242)	(120)
Depreciation	612	654	588
Writedown of equity investment	215	-	-
Writedown of GAFC stock	-	693	-
(Gain) on disposal of premises and equipment	-	-	(11)
Tax benefit of exercise of stock options	-	6	46
Stock compensation expense	-	12	32
(Increase) decrease in other assets	(1,065)	2,337	(129)
Increase (decrease) in other liabilities	(178)	114	(342)
Net cash provided by operating activities	(1,089)	3,425	2,230

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(5,500)	(10,500)	(4,000)
Purchase of available for sale securities	(37)	(142)	(693)
Proceeds from sales of premises and equipment	-	-	15
Purchases of premises and equipment	(64)	(463)	(551)
Purchase of life insurance contracts	-	-	-
Net cash (used in) investing activities	(5,601)	(11,105)	(5,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(445)	(2,668)	(2,462)
Exercise of stock options	43	9	63
Repurchase of common stock	-	-	(103)
Reinvested dividends	12	35	-
Net increase (decrease) in short-term borrowings	467	(318)	1,585
Proceeds from long-term borrowings	-	3,782	6,000
Repayment of long-term borrowings	-	(2,000)	-
Proceeds from issuance of subordinated debentures	6,762	10,000	-
Net proceeds from issuance of preferred stock	3,519	-	-
Net cash provided by financing activities	10,358	8,840	5,083
Increase (decrease) in cash	3,668	1,160	2,084
Cash:
Beginning	3,496	2,336	252
Ending	$7,164	$3,496	$2,336

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$1,936	$2,088	$2,088

NOTE 22.          QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2009
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$22,991	$22,761	$22,417	$21,367
Net interest income	11,336	11,107	10,896	10,203
Net income (loss)	1,765	(3,450)	1,403	(434)
Net income applicable to common shares	1,765	(3,450)	1,403	(508)
Basic earnings per share	$0.24	$(0.47)	$0.19	$(0.07)
Diluted earnings per share	$0.24	$(0.46)	$0.19	$(0.07)

	2008
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$23,859	$23,340	$22,637	$23,649
Net interest income	10,939	11,375	10,384	11,378
Net income (loss)	3,824	2,594	(7,674)	3,557
Net income applicable to common shares	3,824	2,594	(7,674)	3,557
Basic earnings per share	$0.52	$0.35	$(1.04)	$0.48
Diluted earnings per share	$0.51	$0.35	$(1.03)	$0.48

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2009, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2009 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 41.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 42 and 43.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None

PART III.

Item 10.        Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2013”, “DIRECTORS WHOSE TERMS EXPIRE IN 2012”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2011”, “EXECUTIVE OFFICERS” and under the captions “Family Relationships” “Director Qualifications and Review of Director Nominees” and “Audit and Compliance Committee” in our 2010 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2009 proxy statement.

Item 11.        Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	309,180	$18.54	350,000
Equity compensation plans not approved by stockholders	-	-	-
Total	309,180	$18.54	350,000

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2013”, “DIRECTORS WHOSE TERMS EXPIRE IN 2012”, “DIRECTORS WHOSE TERMS EXPIRE IN 2011”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2010 Proxy Statement, and is incorporated herein by reference.

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

Page(s) in Form 10-K
Exhibit Number		Description	or Prior Filing Reference
(3)		Articles of Incorporation and By-laws:
(i) Amended and Restated Articles of
		Incorporation of Summit Financial Group, Inc.	(a)
(ii) Amended and Restated By-laws of
		Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III	(c)
	(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	(d)
	(iii)	Change in Control Agreement with H. Charles Maddy, III	(e)
	(iv)	Executive Salary Continuation Agreement with H. Charles Maddy, III	(f)
	(v)	Form of Amended and Restated Employment Agreement entered into
		with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(g)
	(vi)	Form of Executive Salary Continuation Agreement entered into with
		Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(h)
	(vii)	Amended and Restated Employment Agreement with Ronald F. Miller	(i)
	(viii)	Amended and Restated Employment Agreement with C. David Robertson	(j)
	(ix)	First Amendment to Amended and Restated Employment Agreement with
		C. David Robertson	(k)
	(x)	Second Amendment to Amended and Restated Employment Agreement with
C. David Robertson	(l)
(xi)	Form of Executive Salary Continuation Agreement entered into with
	Ronald F. Miller and C. David Robertson	(m)
(xii)	1998 Officers Stock Option Plan	(n)
(xiii)	Board Attendance and Compensation Policy, as amended
(xiv)	Summit Financial Group, Inc. Directors Deferral Plan	(o)
(xv)	Amendment No. 1 to Directors Deferral Plan	(p)
(xvi)	Amendment No. 2 to Directors Deferral Plan	(q)
(xvii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan	(r)
(xviii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan	(s)
(xvix)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors
	Deferral Plan	(t)
(xx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
	(successor in interest to Capital State Bank, Inc.) Directors Deferral Plan	(u)
(xxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to Shenandoah Valley National Bank, Inc.) Directors
	Deferral Plan	(v)
(xxii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to South Branch Valley National Bank)
	Directors Deferral Plan	(w)
(xxiii)	Summit Financial Group, Inc. Incentive Plan	(x)
(xxiv)	Summit Community Bank Incentive Compensation Plan	(y)
(xxv)	Form of Non-Qualified Stock Option Grant Agreement	(z)
(xxvi)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(aa)
(xxvii)	2009 Officer Stock Option Plan	(bb)

(12)	Statements Re: Computation of Ratios (cc)
(21)	Subsidiaries of Registrant (dd)
(23)	Consent of Arnett & Foster, P.L.L.C
(24)	Power of Attorney
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(d)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated February 4, 2010.
(e)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(f)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(g)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(h)	Incorporated by reference to Exhibit 10.5 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(i)	Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(j)	Incorporated by reference to Exhibit 10.7 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(k)	Incorporated by reference to Exhibit 10.8 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 6, 2009.
(l)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated December 10, 2009.
(m)	Incorporated by reference to Exhibit 10.9 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(n)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(o)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(p)	Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(q)	Incorporated by reference to Exhibit 10.14 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(r)	Incorporated by reference to Exhibit 10.15 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(s)	Incorporated by reference to Exhibit 10.16 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(t)	Incorporated by reference to Exhibit 10.17 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.

(u)	Incorporated by reference to Exhibit 10.18 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(v)	Incorporated by reference to Exhibit 10.19 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(w)	Incorporated by reference to Exhibit 10.20 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(x)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(y)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(z)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(aa)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(bb)	Incorporated by reference to Exhibit 12 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(cc)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated May 14, 2009.
(dd)	Incorporated by reference to Exhibit 21 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SUMMIT FINANCIAL GROUP, INC.
                        a West Virginia Corporation
                       (registrant)

By: /s/ H. Charles Maddy, III                         3/ 30 /2010                                                   By: /s/ Julie R. Cook      3/ 30 /2010
      H. Charles Maddy, III                                    Date                                                          Julie R. Cook         Date
      President & Chief Executive Officer                                                                                                                 Vice President &
                                             Chief Accounting Officer

By: /s/ Robert S. Tissue                                   3/ 30 /2010
       Robert S. Tissue                                              Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                    3/ 30 /2010
       Robert S. Tissue                                               Date
       Attorney-in-fact