Form 10-Q
period 2010-03-31
SUMMIT FINANCIAL GROUP INC
filed 2010-05-17
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
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
                          Large accelerated filer ☐ Accelerated filer☐
                    Non-accelerated filer ☐ Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
7,425,472 shares outstanding as of May 12, 2010

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2010 (unaudited), December 31, 2009, and March 31, 2009 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2010 and 2009 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2010 and 2009 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-29

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-45

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44-45

	Item 4.	Controls and Procedures	45

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		46

	Item 1A.	Risk Factors		46

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Removed and Reserved

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 14 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				47

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2010	2009	2009
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$5,163	$6,813	$15,358
Interest bearing deposits with other banks	9,032	34,247	114
Federal funds sold	-	-	-
Securities available for sale	262,565	271,654	295,706
Other investments	24,008	24,008	24,000
Loans held for sale, net	429	1	1,327
Loans, net	1,112,526	1,137,336	1,186,042
Property held for sale	50,562	40,293	7,807
Premises and equipment, net	24,001	24,234	23,407
Accrued interest receivable	6,519	6,323	6,991
Intangible assets	9,265	9,353	9,617
Other assets	32,426	30,363	28,599
Total assets	$1,536,496	$1,584,625	$1,598,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$71,100	$74,119	$70,483
Interest bearing	939,936	943,219	884,875
Total deposits	1,011,036	1,017,338	955,358
Short-term borrowings	27,456	49,739	120,480
Long-term borrowings	361,335	381,492	396,098
Subordinated debentures	16,800	16,800	15,000
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,746	9,007	8,839
Total liabilities	1,445,962	1,493,965	1,515,364

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2009 - 3,710 shares	3,519	3,519	-
Common stock and related surplus, authorized 20,000,000 shares,
$2.50 par value; issued and outstanding 2010 - 7,425,472 shares,
December 2009 - 7,425,472 shares;
March 2009 - 7,415,310 shares	24,508	24,508	24,453
Retained earnings	63,519	63,474	66,475
Accumulated other comprehensive income (loss)	(1,012)	(841)	(7,324)
Total shareholders' equity	90,534	90,660	83,604

Total liabilities and shareholders' equity	$1,536,496	$1,584,625	$1,598,968

(*) - December 31, 2009 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands, except per share amounts	2010	2009
Interest income
Interest and fees on loans
Taxable	$16,958	$18,147
Tax-exempt	83	107
Interest and dividends on securities
Taxable	3,138	4,224
Tax-exempt	455	513
Interest on interest bearing deposits with other banks	11	-
Interest on Federal funds sold	-	-
Total interest income	20,645	22,991
Interest expense
Interest on deposits	5,498	6,620
Interest on short-term borrowings	57	213
Interest on long-term borrowings and subordinated debentures	4,858	4,822
Total interest expense	10,413	11,655
Net interest income	10,232	11,336
Provision for loan losses	5,350	4,000
Net interest income after provision for loan losses	4,882	7,336
Other income
Insurance commissions	1,209	1,344
Service fees	707	735
Realized securities gains (losses)	264	256
Gain (loss) on sale of assets	12	(9)
Other	353	329
Total other-than-temporary impairment loss on securities	(454)	(215)
Portion of loss recognized in other comprehensive income	425	-
Net impairment loss recognized in earnings	(29)	(215)
Total other income	2,516	2,440
Other expense
Salaries, commissions, and employee benefits	3,724	4,279
Net occupancy expense	521	597
Equipment expense	629	568
Supplies	109	194
Professional fees	274	334
Amortization of intangibles	88	88
FDIC premiums	825	383
OREO foreclosure expense	232	55
Other	1,208	1,253
Total other expense	7,610	7,751
Income (loss) before income taxes	(212)	2,025
Income tax expense (benefit)	(332)	260
Net Income (loss)	120	1,765
Dividends on preferred shares	74	-
Net Income (loss) applicable to common shares	$46	$1,765

Basic earnings per common share	$0.01	$0.24
Diluted earnings per common share	$0.01	$0.24

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2009	$24,508	$3,519	$63,474	$(841)	$90,660
Three Months Ended March 31, 2010
Comprehensive income:
Net income	-	-	120	-	120
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $425, net of deferred taxes of $161	-	-	-	(264)	(264)
Net unrealized gain on available for sale debt
securities of $150, net of deferred taxes of $57
and reclassification adjustment for net realized
gains included in net income of $264	-	-	-	93	93
Total comprehensive income					(51)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-
Preferred stock cash dividends declared ($20.00 per share)	-	-	(75)	-	(75)

Balance, March 31, 2010	$24,508	$3,519	$63,519	$(1,012)	$90,534

Balance, December 31, 2008	$24,453	$-	$64,709	$(1,918)	$87,244
Three Months Ended March 31, 2009
Comprehensive income:
Net income	-	-	1,765	-	1,765
Other comprehensive income:
Net unrealized loss on securities of
$5,662, net of deferred tax benefit of
$3,175 and reclassification adjustment
for gains included in net income of $256	-	-	-	(5,406)	(5,406)
Total comprehensive income					(3,641)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-

Balance, March 31, 2009	$24,453	$-	$66,474	$(7,324)	$83,603

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net income	$120	$1,765
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	407	406
Provision for loan losses	5,350	4,000
Deferred income tax (benefit)	(437)	(537)
Loans originated for sale	(1,781)	(4,821)
Proceeds from loans sold	1,354	4,485
(Gain) on sales of loans held for sale	-	(13)
Securities (gains)	(264)	(256)
Writedown of equity investment	-	215
Other-than-temporary impairment of debt securities	29	-
Loss (gain) on disposal of other repossessed assets & property held for sale	(12)	9
Amortization of securities premiums, net	(302)	(586)
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Increase (decrease) in accrued interest receivable	(196)	225
(Increase) decrease in other assets	(1,574)	193
Increase in other liabilities	739	254
Net cash provided by operating activities	3,524	5,430
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	25,215	(6)
Proceeds from maturities and calls of securities available for sale	6,034	3,367
Proceeds from sales of securities available for sale	4,078	9,730
Principal payments received on securities available for sale	13,144	16,729
Purchases of securities available for sale	(13,907)	(6,020)
Purchases of other investments	-	(982)
Net decrease in Federal funds sold	-	2
Net (loans made) principal payments received on loans	8,792	1,885
Purchases of premises and equipment	(175)	(1,379)
Proceeds from sales of other repossessed assets & property held for sale	462	45
Net cash provided by (used in) investing activities	43,643	23,371
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	6,935	31,448
Net (decrease) in time deposits	(13,236)	(41,940)
Net (decrease) in short-term borrowings	(22,284)	(32,620)
Proceeds from long-term borrowings	-	40,000
Repayment of long-term borrowings	(20,158)	(26,649)
Proceeds from issuance of subordinated debentures	-	4,962
Dividends paid on preferred stock	(74)	-
Net cash provided by (used in) financing activities	(48,817)	(24,799)
Increase (decrease) in cash and due from banks	(1,650)	4,002
Cash and due from banks:
Beginning	6,813	11,356
Ending	$5,163	$15,358
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,636	$11,832
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$10,668	$230

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  For the first quarter of 2010, we evaluated subsequent events through May 17, 2010, the filing date of this report.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2009 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2009 and March 31, 2009, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Significant New Authoritative Accounting Guidance

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 3 – Fair Value Measurements.

ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for us on July 1, 2010 and are not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of March 31, 2010, the total fair value of our collateral dependent impaired loans which had a related specific allowance or charge-off was $3,344,000 less than the related appraised values of the underlying collateral for such loans.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$53,800	$-	$53,800	$-
Mortgage backed securities:
Government sponsored agencies	99,068	-	99,068	-
Nongovernment sponsored agencies	63,290	-	63,290	-
State and political subdivisions	4,301	-	4,301	-
Corporate debt securities	352	-	352	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	41,677	-	41,677	-
Total available for sale securities	$262,565	$-	$262,565	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$54,961	$-	$54,961	$-
Mortgage backed securities:
Government sponsored agencies	100,036	-	100,036	-
Nongovernment sponsored agencies	69,797	-	69,797	-
State and political subdivisions	3,792	-	3,792	-
Corporate debt securities	356	-	356	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	42,635	-	42,635	-
Total available for sale securities	$271,654	$-	$271,654	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$429	$-	$429	$-
Impaired loans
Commercial	1,495	-	-	1,495
Commercial real estate	44,020	-	27,695	16,325
Construction and development	23,049	-	16,623	6,426
Residential real estate	4,169	-	2,331	1,838
Total impaired loans	72,733	-	46,649	26,084

OREO	50,562	-	46,597	3,965

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1	$-	$1	$-
Impaired loans
Commercial	104	-	-	104
Commercial real estate	48,057	-	30,585	17,472
Construction and development	25,621	-	20,717	4,904
Residential real estate	702	-	702	-
Total impaired loans	74,484	-	52,004	22,480

OREO	40,293	-	38,788	1,505

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount at March 31, 2010 of $83,178,000, with a valuation allowance of $10,445,000, resulting in an additional provision for loan losses of $3,566,000 for the three months ended March 31, 2010.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,163	$5,163	$6,813	$6,813
Interest bearing deposits with
other banks	9,032	9,032	34,247	34,247
Federal funds sold	-	-	-	-
Securities available for sale	262,565	262,565	271,654	271,654
Other investments	24,008	24,008	24,008	24,008
Loans held for sale, net	429	429	1	1
Loans, net	1,112,526	1,123,675	1,137,336	1,152,837
Accrued interest receivable	6,519	6,519	6,323	6,323
	$1,420,242	$1,431,391	$1,480,382	$1,495,883
Financial liabilities:
Deposits	$1,011,036	$1,075,786	$1,017,338	$1,087,212
Short-term borrowings	27,456	27,456	49,739	49,739
Long-term borrowings	361,335	377,056	381,492	395,375
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	3,894	3,894	4,146	4,146
	$1,440,110	$1,520,581	$1,489,104	$1,572,861

Note 4.  Earnings per Share

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2010			2009
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$120			$1,765
Less preferred stock dividends	(74)			-

Basic EPS	$46	7,425,472	$0.01	$1,765	7,415,310	$0.24

Effect of dilutive securities:
Stock options	-	-		-	20,200
Convertible preferred stock	-	-		-	-

Diluted EPS	$46	7,425,472	$0.01	$1,765	7,435,510	$0.24

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2010 and 2009 totaled 309,180 shares  and 265,980 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at March 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2010, December 31, 2009, and March 31, 2009 are summarized as follows:

	March 31, 2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$53,229	$679	$108	$53,800
Residential mortgage-backed securities:
Government-sponsored agencies	94,777	4,365	74	99,068
Nongovernment-sponsored agencies	69,869	713	7,292	63,290
State and political subdivisions	4,280	38	17	4,301
Corporate debt securities	350	2	-	352
Total taxable debt securities	222,505	5,797	7,491	220,811
Tax-exempt debt securities:
State and political subdivisions	41,613	480	416	41,677
Total tax-exempt debt securities	41,613	480	416	41,677
Equity securities	77	-	-	77
Total available for sale securities	$264,195	$6,277	$7,907	$262,565

	December 31, 2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$54,850	$693	$582	$54,961
Residential mortgage-backed securities:
Government-sponsored agencies	95,939	4,189	92	100,036
Nongovernment-sponsored agencies	75,546	662	6,411	69,797
State and political subdivisions	3,760	37	5	3,792
Corporate debt securities	350	6	-	356
Total taxable debt securities	230,445	5,587	7,090	228,942
Tax-exempt debt securities:
State and political subdivisions	42,486	570	421	42,635
Total tax-exempt debt securities	42,486	570	421	42,635
Equity securities	77	-	-	77
Total available for sale securities	$273,008	$6,157	$7,511	$271,654

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$35,340	$1,210	$3	36,547
Residential mortgage-backed securities:
Government-sponsored agencies	131,035	5,047	10	136,072
Nongovernment-sponsored agencies	92,008	470	18,078	74,400
State and political subdivisions	3,760	28	3	3,785
Corporate debt securities	349	-	13	336
Total taxable debt securities	262,492	6,755	18,107	251,140
Tax-exempt debt securities:
State and political subdivisions	44,845	732	1,217	44,360
Total tax-exempt debt securities	44,845	732	1,217	44,360
Equity securities	179	27	-	206
Total	$307,516	$7,514	$19,324	$295,706

The maturities, amortized cost and estimated fair values of securities at March 31, 2010, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$60,303	$60,951
Due from one to five years	105,074	104,572
Due from five to ten years	44,614	43,464
Due after ten years	54,127	53,501
Equity securities	77	77
	$264,195	$262,565

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2010 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$4,078	$6,034	$13,144	$264	$-

During the three months ended March 31, 2010, we recorded other-than-temporary impairment losses on securities as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended
	Residential MBS
	Nongovernment
	- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total
March 31, 2010
Total other-than-temporary impairment losses	$(454)	$-	$(454)
Portion of loss recognized in
other comprehensive income	425	-	425
Net impairment losses recognized in earnings	$(29)	$-	$(29)

March 31, 2009
Total other-than-temporary impairment losses	$-	$(215)	$(215)
Portion of loss recognized in
other comprehensive income	-	-	-
Net impairment losses recognized in earnings	$-	$(215)	$(215)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2010 is as follows:

Dollars in thousands	Total
Beginning Balance	$(2,922)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(29)
Securities sold during the period	-
Ending Balance	$(2,951)

At March 31, 2010, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow model.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at March 31, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	7.3%	3.5%	8.8%
Constant default rates	8.7%	6.7%	9.9%
Loss severities	51.5%	51.0%	53.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2010 and December 31, 2009, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$13,355	$(107)	$136	$(1)	$13,491	$(108)
Residential mortgage-backed securities:
Government-sponsored agencies	9,629	(74)	-	-	9,629	(74)
Nongovernment-sponsored entities	17,126	(1,163)	21,737	(5,704)	38,863	(6,867)
State and political subdivisions	509	(10)	383	(7)	892	(17)
Tax-exempt debt securities
State and political subdivisions	11,721	(134)	3,755	(282)	15,476	(416)
Total temporarily impaired securities	52,340	(1,488)	26,011	(5,994)	78,351	(7,482)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	229	(101)	1,376	(324)	1,605	(425)
Total other-than-temporarily
impaired securities	229	(101)	1,376	(324)	1,605	(425)
Total	$52,569	$(1,589)	$27,387	$(6,318)	$79,956	$(7,907)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$26,607	$(581)	$138	$(1)	$26,745	$(582)
Residential mortgage-backed securities:
Government-sponsored agencies	9,612	(91)	68	(1)	9,680	(92)
Nongovernment-sponsored entities	24,500	(1,530)	21,485	(4,637)	45,985	(6,167)
Tax-exempt debt securities
State and political subdivisions	12,100	(138)	3,748	(288)	15,848	(426)
Total temporarily impaired securities	72,819	(2,340)	25,439	(4,927)	98,258	(7,267)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1,670	(244)	1,670	(244)
Total other-than-temporarily
impaired securities	-	-	1,670	(244)	1,670	(244)
Total	$72,819	$(2,340)	$27,109	$(5,171)	$99,928	$(7,511)

We held 75 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at March 31, 2010.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At March 31, 2010, we had $7.3 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities and not to deterioration in credit quality.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 6. Loans

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2010	2009	2009
Commercial	$121,514	$122,508	$128,707
Commercial real estate	456,120	465,037	452,987
Construction and development	151,281	162,080	211,849
Residential real estate	370,713	372,867	380,351
Consumer	26,974	28,203	30,201
Other	5,685	5,652	6,133
Total loans	1,132,287	1,156,347	1,210,228
Less unearned income	1,918	2,011	2,190
Total loans net of unearned income	1,130,369	1,154,336	1,208,038
Less allowance for loan losses	17,843	17,000	21,996
Loans, net	$1,112,526	$1,137,336	$1,186,042

Note 7. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six month periods ended March 31, 2010 and 2009, and for the year ended December 31, 2009 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2010	2009	2009
Balance, beginning of period	$17,000	$16,933	$16,933
Losses:
Commercial	23	35	479
Commercial real estate	393	106	469
Construction and development	2,790	7	16,946
Residential real estate	1,267	279	3,921
Consumer	84	38	214
Other	49	57	231
Total	4,606	522	22,260
Recoveries:
Commercial	3	4	129
Commercial real estate	4	5	23
Construction and development	5	1,502	1,615
Residential real estate	31	7	29
Consumer	16	19	90
Other	40	48	116
Total	99	1,585	2,002
Net losses (recoveries)	4,507	(1,063)	20,258
Provision for loan losses	5,350	4,000	20,325
Balance, end of period	$17,843	$21,996	$17,000

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The table below sets forth information about our impaired loans.

	March 31,		December 31,
Dollars in thousands	2010	2009	2009
Impaired loans with an allowance	$52,268	$49,476	$39,210
Impaired loans without an allowance	30,910	32,865	46,123
Total impaired loans	$83,178	$82,341	$85,333

Allowance for loan losses attributed to impaired loans	$10,445	$13,308	$10,211

			Year Ended
	Three Months Ended March 31,		December 31,
Dollars in thousands	2010	2009	2009
Average balance of impaired loans	$71,528	$52,317	$75,698
Interest income recognized on impaired loans	$319	$24	$298

Included in impaired loans are troubled debt restructurings of $8,307,000, $2,129,000, and $8,297,000 at March 31, 2010, March 31, 2009, and December 31, 2009, respectively.

Impaired loans for all periods included loans that were collateral dependent, for which the fair values of the loans’ collateral were used to measure impairment.

Included in impaired loans at March 31, 2010 is one credit totaling $5,974,000 with a related allowance of $913,000 which was foreclosed upon and placed in OREO on April 30, 2010.

Note 8.  Goodwill and Other Intangible Assets

The following tables present our goodwill by reporting unit at March 31, 2010 and other intangible assets by reporting unit at March 31, 2010 and December 31, 2009.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2010	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, March 31, 2010	$1,488	$4,710	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	March 31, 2010			December 31, 2009
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,650	-	1,650	1,612	-	1,612
Net carrying amount	$617	$-	$617	$655	$-	$655

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	550	550	-	500	500
Net carrying amount	$-	$2,450	$2,450	$-	$2,500	$2,500

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2010 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2010 through 2012.

Note 9.  Deposits

The following is a summary of interest bearing deposits by type as of March 31, 2010 and 2009 and December 31, 2009:

	March 31,	December 31,	March 31,
Dollars in thousands	2010	2009	2009
Interest bearing demand deposits	$148,657	$148,587	$155,157
Savings deposits	198,303	188,419	94,294
Retail time deposits	358,190	364,399	379,131
Brokered time deposits	234,786	241,814	256,293
Total	$939,936	$943,219	$884,875

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2010:

Dollars in thousands	Amount	Percent
Three months or less	$48,410	12.2%
Three through six months	44,333	11.2%
Six through twelve months	82,173	20.7%
Over twelve months	221,440	55.9%
Total	$396,356	100.0%

A summary of the scheduled maturities for all time deposits as of March 31, 2010 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Dollars in thousands
Three month period ending December 31, 2010	$236,332
Year ending December 31, 2011	177,396
Year ending December 31, 2012	73,398
Year ending December 31, 2013	56,123
Year ending December 31, 2014	30,057
Thereafter	19,670
$592,976

Note 10.  Borrowed Funds

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Quarter Ended March 31, 2010
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$25,000	$1,505	$951
Average balance outstanding for the period	41,187	1,158	2,621
Maximum balance outstanding at
any month end during period	45,000	1,504	3,617
Weighted average interest rate for the period	0.37%	0.41%	2.62%
Weighted average interest rate for balances
outstanding at March 31	0.36%	0.45%	0.25%

	Year Ended December 31, 2009
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$45,000	$1,123	$3,616
Average balance outstanding for the period	92,326	1,079	6,092
Maximum balance outstanding at
any month end during period	184,825	2,433	9,663
Weighted average interest rate for the period	0.50%	0.38%	1.83%
Weighted average interest rate for balances
outstanding at December 31	0.32%	0.49%	3.01%

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

Long-term borrowings:  Our long-term borrowings of $378,135,000, $398,292,000 and $411,098,000 at March 31, 2010, December 31, 2009, and March 31, 2009 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”).

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2010 was 4.91% compared to 4.59% for the first three months of 2009.

Subordinated debentures:  We have subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at March 31, 2010 and December 31, 2009 and $15 million at March 31, 2009.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at March 31, 2010, December 31, 2009, and March 31, 2009.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands
Year Ending
December 31,	Amount
2010	$57,226
2011	35,395
2012	66,720
2013	41,885
2014	83,416
Thereafter	113,082
$397,724

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first three months of 2010 or 2009.

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.

A summary of activity in our Plans during the first three months of 2010 and 2009 is as follows:

For the Three Months Ended March 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	309,180	$18.54	335,730	$18.36
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31	309,180	$18.54	335,730	$18.36

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Other information regarding options outstanding and exercisable at March 31, 2010 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	59,150	$5.37	3.03	$-	59,150	$5.37	$-
6.01 - 10.00	30,680	9.49	5.76	-	30,680	9.49	-
10.01 - 17.50	2,300	17.43	3.92	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	6.75	-	51,000	17.79	-
20.01 - 25.93	165,750	25.15	5.53	-	165,750	25.15	-

	309,180	18.54		$-	308,880	18.54	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,733
Construction loans	24,231
Other loans	39,410
Standby letters of credit	4,883
Total	$114,257

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2010, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to risk weighted assets)
Summit	$133,755	11.4%	$93,699	8.0%	$117,124	10.0%
Summit Community	139,348	11.9%	93,691	8.0%	117,113	10.0%
Tier I Capital (to risk weighted assets)
Summit	$102,275	8.7%	46,849	4.0%	70,274	6.0%
Summit Community	124,667	10.6%	46,845	4.0%	70,268	6.0%
Tier I Capital (to average assets)
Summit	$102,275	6.6%	46,336	3.0%	77,227	5.0%
Summit Community	124,667	8.1%	46,128	3.0%	76,880	5.0%

As of December 31, 2009
Total Capital (to risk weighted assets)
Summit	$133,931	11.3%	95,186	8.0%	118,983	10.0%
Summit Community	134,874	11.4%	94,666	8.0%	118,332	10.0%
Tier I Capital (to risk weighted assets)
Summit	102,232	8.6%	47,593	4.0%	71,390	6.0%
Summit Community	120,055	10.1%	47,333	4.0%	70,999	6.0%
Tier I Capital (to average assets)
Summit	102,232	6.5%	47,463	3.0%	79,106	5.0%
Summit Community	120,055	7.6%	47,257	3.0%	78,762	5.0%

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

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2009.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE  14.  SEGMENT INFORMATION

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

	March 31, 2010
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,716	$-	$(484)	$-	$10,232
Provision for loan losses	5,350	-	-	-	5,350
Net interest income after provision for loan losses	5,366	-	(484)	-	4,882
Other income	1,108	1,218	530	(340)	2,516
Other expenses	6,455	1,038	457	(340)	7,610
Income (loss) before income taxes	19	180	(411)	-	(212)
Income tax expense (benefit)	(231)	68	(169)	-	(332)
Net income	250	112	(242)	-	120
Dividends on preferred shares	-	-	74	-	74
Net income applicable to common shares	$250	$112	$(316)	$-	$46
Intersegment revenue (expense)	$(312)	$(28)	$340	$-	$-
Average assets	$1,572,527	$6,895	$143,544	$(170,149)	$1,552,817

	March 31, 2009
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$11,701	$-	$(365)	$-	$11,336
Provision for loan losses	4,000	-	-	-	4,000
Net interest income after provision for loan losses	7,701	-	(365)	-	7,336
Other income	1,319	1,336	1,502	(1,717)	2,440
Other expenses	6,461	1,143	1,864	(1,717)	7,751
Income (loss) before income taxes	2,559	193	(727)	-	2,025
Income tax expense (benefit)	548	75	(363)	-	260
Net income	$2,011	$118	$(364)	$-	$1,765
Intersegment revenue (expense)	$(1,689)	$(28)	$1,717	$-	$-
Average assets	$1,603,795	$7,728	$136,231	$(124,463)	$1,623,291

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating units, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  Although our business operates as two separate segments, the insurance segment is not a reportable segment as it is immaterial, and thus our financial information is presented on an aggregated basis.  This discussion and analysis should be read in conjunction with our 2009 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 6.98% for the first three months in 2010 compared to the same period of 2009 while our net interest earnings on a tax equivalent basis decreased 8.20%.  Our tax equivalent net interest margin decreased 4 basis points.  Increased nonaccrual loans continue to negatively impact our net interest earnings and margin.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2010	2009
Community banking	$250	$2,011
Insurance	112	118
Parent and other	(316)	(364)
Consolidated net income	$46	$1,765

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2009 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, fair value measurements and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the consolidated financial statements of our 2009 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2009 Annual Report on Form 10-K.

Goodwill is subject to impairment testing by reporting unit at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we will complete the required annual impairment test for 2010 for each of our reporting units, community banking and insurance services.  We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Note 11 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

ASC Topic 820 Fair Value Measurements and Disclosures provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC Topic 820. Fair value determination in accordance with this guidance requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC Topic 825 Financial Instruments.

At March 31, 2010, we had net deferred tax assets of $10.1 million. Based on our ability to offset the net deferred tax asset against taxable income in prior carryback years, there was no impairment of the deferred tax asset at March 31, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the quarter ended March 31, 2010 declined 97.39% to $46,000, or $0.01 per diluted share as compared to $1,765,000, or $0.24 per diluted share for the quarter ended March 31, 2009.  Earnings were negatively impacted for both 2009 and 2008 by higher provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $5.35 million for the first quarter of 2010 compared to $4.0 million for the same period of 2009.  Returns on average equity and assets for the first quarter of 2010 were 0.20% and 0.01%, respectively, compared with 7.94% and 0.43% for the same period of 2009.

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

Our net interest income on a fully tax-equivalent basis totaled $10,698,000 for the quarter ended March 31, 2010 compared to $11,654,000 for the same period of 2009, representing a decrease of $956,000 or 8.20%.  This decrease primarily resulted from a decline in interest earning assets, both loans and securities.  Average interest earning assets decreased 6.98% from $1,555,109,000 during the first quarter of 2009 to $1,446,523,000 for the first quarter of 2010.  Average interest bearing liabilities declined 4.74% from $1,451,892,000 at March 31, 2009 to $1,383,018,000 at March 31, 2010, at an average yield for the first three months of 2010 of 3.05% compared to 3.26% for the same period of 2009.

Our consolidated net interest margin decreased to 3.00% for the quarter ended March 31, 2010, compared to 3.04% for the same period in 2009. The margin continues to be affected elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended March 31, 2010 compared to March 31, 2009, the yields on earning assets decreased 16 basis points, while the cost of our interest bearing funds decreased by 21 basis points.

Assuming no significant change in market interest rates, we anticipate a stable net interest margin in the near term as we do not expect interest rates to rise in the near future, we do not expect significant growth in our interest earning assets, nor do we expect our nonperforming asset balances to decline significantly in the near future.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,145,202	$16,957	6.01%	$1,202,666	$18,146	6.12%
Tax-exempt (2)	6,685	126	7.64%	7,954	162	8.26%
Securities
Taxable	252,500	3,328	5.35%	298,157	4,224	5.75%
Tax-exempt (2)	41,797	689	6.69%	46,040	777	6.84%
Federal funds sold and interest
bearing deposits with other banks	339	11	13.16%	292	-	0.00%
Total interest earning assets	1,446,523	21,111	5.92%	1,555,109	23,309	6.08%

Noninterest earning assets
Cash & due from banks	15,645			17,376
Premises and equipment	24,146			22,720
Other assets	84,777			47,453
Allowance for loan losses	(18,274)			(19,367)
Total assets	$1,552,817			$1,623,291

Interest bearing liabilities
Interest bearing demand deposits	$146,700	$173	0.48%	$153,938	$195	0.51%
Savings deposits	194,828	691	1.44%	75,096	341	1.84%
Time deposits	595,837	4,634	3.15%	646,913	6,084	3.81%
Short-term borrowings	44,966	57	0.51%	152,181	213	0.57%
Long-term borrowings
and capital trust securities	400,687	4,858	4.92%	423,764	4,822	4.61%
Total interest bearing liabilities	1,383,018	10,413	3.05%	1,451,892	11,655	3.26%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	70,569			74,492
Other liabilities	7,872			8,017
Shareholders' equity	91,358			88,890
Total liabilities and
shareholders' equity	$1,552,817			$1,623,291
Net interest earnings		$10,698			$11,654
Net yield on interest earning assets			3.00%			3.04%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $466,000 and $318,000 for the periods ended
March 31, 2010 and March 31 2009, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2010 versus March 31, 2009
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(855)	$(334)	$(1,189)
Tax-exempt	(25)	(11)	(36)
Securities
Taxable	(616)	(280)	(896)
Tax-exempt	(71)	(17)	(88)
Federal funds sold and interest
bearing deposits with other banks	-	11	11
Total interest earned on
interest earning assets	(1,567)	(631)	(2,198)

Interest paid on:
Interest bearing demand
deposits	(9)	(13)	(22)
Savings deposits	439	(89)	350
Time deposits	(454)	(996)	(1,450)
Short-term borrowings	(138)	(18)	(156)
Long-term borrowings and capital
trust securities	(271)	307	36
Total interest paid on
interest bearing liabilities	(433)	(809)	(1,242)

Net interest income	$(1,134)	$178	$(956)

Noninterest Income

Total noninterest income increased to $2,516,000 for the first quarter of 2010, compared to $2,440,000 for the same period of 2009, with smaller other-than-temporary impairment charges on securities being the primary positive component.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended
	March 31,
Dollars in thousands	2010	2009
Insurance commissions	$1,209	$1,344
Service fees	707	735
Realized securitites gains	264	256
Other-than-temporary impairment of securities	(29)	(215)
Gain (loss) on sale of assets	12	(9)
Other	353	329
Total	$2,516	$2,440

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first quarter of 2009, we recorded a non-cash other-than temporary impairment charge of $215,000 related to an equity investment.

Noninterest Expense

Total noninterest expense decreased approximately 1.8% for the quarter ended March 31, 2010 as compared to the same period in 2009, with FDIC premiums and OREO & foreclosure expense being the largest increasing components.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2010	$	%	2009
Salaries, commissions, and employee benefits	$3,724	$(555)	-13.0%	$4,279
Net occupancy expense	521	(76)	-12.7%	597
Equipment expense	629	61	10.7%	568
Supplies	109	(85)	-43.8%	194
Professional fees	274	(60)	-18.0%	334
Amortization of intangibles	88	-	0.0%	88
FDIC premiums	825	442	115.4%	383
OREO foreclosure expense	232	177	321.8%	55
Other	1,208	(45)	-3.6%	1,253
Total	$7,610	$(141)	-1.8%	$7,751

Credit Experience

Due to current recessionary economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will remain higher than historical levels for the near term, and we anticipate that nonperforming assets will remain elevated for the foreseeable future.

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

We recorded a $5,350,000 provision for loan losses for the first quarter of 2010, compared to $4,000,000 for the same period in 2009.  This increase is primarily the result of continued higher levels of nonperforming loans.  Net loan charge offs for the first three months of 2010 were $4,507,000, as compared to net recoveries of $1,063,000 during the same period of 2009.  At March 31, 2010, the allowance for loan losses totaled $17,843,000 or 1.58% of loans, net of unearned income, compared to $17,000,000 or 1.47% of loans, net of unearned income, at December 31, 2009.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table IV - Summary of Non-Performing Assets

Dollars in thousands	March 31,		December 31,
	2010	2009	2009
Accruing loans past due 90 days or more	$170	$332	$201
Nonaccrual loans
Commercial	511	473	408
Commercial real estate	33,907	25,788	35,217
Commercial construction and development	9,668	12,898	11,553
Residential construction and development	7,018	32,296	14,775
Residential real estate	4,053	7,764	4,407
Consumer	206	31	381
Total nonaccrual loans	55,363	79,250	66,741
Foreclosed properties
Commercial	-	-	-
Commercial real estate	5,086	961	4,788
Commercial construction and development	4,814	-	2,028
Residential construction and development	36,447	6,726	30,230
Residential real estate	4,215	120	3,247
Consumer	-	-	-
Total foreclosed properties	50,562	7,807	40,293
Repossessed assets	291	18	269
Total nonperforming assets	$106,386	$87,407	$107,504
Total nonperforming loans as a
percentage of total loans	4.90%	6.58%	5.79%
Total nonperforming assets as a
percentage of total assets	6.92%	5.47%	6.78%

Included in nonaccrual loans above at March 31, 2010 is one credit totaling $5,974,000 with a related allowance of $913,000 which was foreclosed upon and placed in OREO on April 30, 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
Dollars in thousands	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Commercial	$1,209	$1,585	$177	$1,368	$144
Commercial real estate	9,497	3,861	5,064	4,320	3,985
Construction and development	11,654	1,161	9,362	920	5,559
Residential real estate	8,638	8,250	8,381	5,802	10,291
Consumer	419	835	810	946	646
Total	$31,417	$15,692	$23,794	$13,356	$20,625

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at March 31, 2010.

Significant Nonperforming Loan Relationships
At March 31, 2010
dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Front Royal, VA	124 room hotel & 8 commercial lots	Sept. 2007 & Jan 2008	Sept. 2008	$20,707	Collateral value	$ 18,118	(1) (3) (5) (6)	$ 3,378	$ -
Winchester, VA	Commercial building	Dec. 2008	Jul. 2009	$3,614	Collateral value	$ 2,800	(1)	$ 1,049	$ -
Rockingham Co., VA & Moorefield, WV	Residential subdivision & undeveloped acreage	Nov. 2007	Mar. 2009	$3,714	Collateral value	$ 3,034	(1)	$ 983	$ -
Winchester, VA	130 room hotel & commercial acreage	Sept. 2008	Dec. 2009	$11,159	Collateral value	$ 10,000	(6)	$ 1,259	$ -
Hampshire Co., WV	Residential subdivision & undeveloped acreage	Sept. 2007 & Sept. 2008	Dec. 2009	$618	Collateral value	$ 638	(1) (2)	$ 80	$ -
Shanghai, WV	129 acres raw land	Aug. 2009	Mar. 2010	$810	Collateral value	$ 1,080	(4)	$ -	$ -
Clearbrook, VA	Commercial property, 2 single family residences, and equipment	Nov. 2007	Dec. 2009	$631	Collateral value	$ 310	(1) (2)	$ 25	$ -
Frederick Co., VA	Commercial condominium under construction, undeveloped acreage, & equipment	July 2005 & May 2008	Mar. 2009	$6,813	Collateral value	$ 7,189	(1)	$ 1,013	$ 2,012
Front Royal, VA	Residential building lots & undeveloped acreage; 1 single family residence	July & Oct. 2006	Dec. 2008, Mar. 2009, & June 2009	$998	Collateral value	$ 710	(2) (6)	$ 288	$ -

(1) Values are based upon recent external appraisal.
(2) Values for equipment are based upon equipment trader prices and management's estimate of value.
(3) Value of the 8 commercial lots is also detailed on the 124-room hotel since they share a 1st lien.
(4) Value is based upon appraisal obtained at loan origination. New appraisal has been ordered.
(5) Value includes approximate settlement from USDA on their guarantee.
(6) Value based upon recent offer.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 10.66% at December 31, 2009 to 10.89% at March 31, 2010.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The increase in commercial real estate internally criticized loans (including loans classified internally as Other Loans Especially Mentioned and below) at March 31, 2010 resulted from several of these loans being downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  The decrease in the land development and construction category was primarily the result of foreclosures.  Refer to the Asset Quality section of the financial review of the 2009 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Internally Criticized Loans

Dollars in thousands	3/31/2010	12/31/2009
Commerical	$7,342	$6,413
Commercial real estate	63,079	56,726
Land development & construction	30,145	38,279
Residential real estate	22,705	21,854
Consumer	-	-
Total	$123,271	$123,272

Included in the above table of internally criticized loans are approximately $20 million of performing loans which we have identified as potential problem loans at March 31, 2010.  These loans are performing at March 31, 2010, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment relative to approximately 37% (by dollar volume) of our nonperforming loans at March 31, 2010, and therefore in such cases no specific reserve allocation is required. Due to the fact that our allowance for loan losses on impaired loans is based on the fair value of the underlying collateral less cost to sell, our allowance for loan losses will not always increase proportionately as our nonperforming loans increase. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rates applied to the loans which are collectively evaluated for impairment.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

At March 31, 2010, December 31, 2009, and March 31, 2009, our allowance for loan losses totaled $17,843,000, or 1.58% of total loans, $17,000,000, or 1.47% of total loans and $21,996,000, or 1.82% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At March 31, 2010, December 31, 2009, and March 31, 2009, we had approximately $50,562,000, $40,293,000 and $7,807,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,536,496,000 at March 31, 2010, compared to $1,584,625,000 at December 31, 2009, representing a 3.0% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2009 and March 31, 2010.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
Dollars in thousands	2009	Amount	Percentage	2010
Assets
Securities available for sale	$271,654	(9,089)	-3.3%	$262,565
Loans, net of unearned interest	1,154,336	(23,967)	-2.1%	1,130,369

Liabilities
Deposits	$1,017,338	$(6,302)	-0.6%	$1,011,036
Short-term borrowings	49,739	(22,283)	-44.8%	27,456
Long-term borrowings	381,492	(20,157)	-5.3%	$361,335
Subordinated debentures	16,800	-	0.0%	$16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 2.1% and securities decreased 3.3% during the first quarter of 2010.  We have restricted our growth in order to improve our capital ratios.

Deposits decreased approximately $6 million during the first three months of 2010.  Retail deposits increased slightly while brokered deposits decreased approximately $7 million since December 31, 2009.

The decrease in both short term and long term borrowings is primarily attributable to the maturities of advances with FHLB during first quarter 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Refer to Notes 6, 7, 8, 10, and 11 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2010 and December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which totaled approximately $236.0 million or 15.4% of total consolidated assets at March 31, 2010.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $465 million.  As of March 31, 2010 and December 31, 2009, these advances totaled approximately $264 million and $304 million, respectively.  At March 31, 2010, we had additional borrowing capacity of $201 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2010 was approximately $107 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

Liquidity risk represents the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, customer or creditor perception of financial strength, and events unrelated to Summit such as war, terrorism, or financial institution market specific issues.  The Asset/Liability Management Committee (“ALCO”), comprised of members of senior management and certain members of the Board of Directors, oversees our liquidity risk management process.   The ALCO develops and recommends policies and limits governing our liquidity to the Board of Directors for approval with the objective of ensuring that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal and “stressed” circumstances.

One aspect of our liquidity management process is establishing contingency liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.  The following represents three “stressed” liquidity circumstances and our related contingency plans with respect to each.

    Scenario 1 – Summit Community’s  capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $340 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $7 million available for capital infusion into Summit Community.

•
Would generally have no more than $100 million in brokered deposits maturing in any one year time frame, which is well within its presently available sources of liquid funds, if in the event Summit does not have the capital resources to restore Summit Community’s capital to well capitalized status.  One year would give Summit Community ample time to raise alternative funds either through retail deposits or the sale of assets, and obtain capital resources to restore it to well capitalized status.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

    Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.
•	Would still have available current liquid funding sources totaling $135 million aside from its FHLB line and,
•
In addition, would have available currently almost $43 million unpledged government agency securities (debentures and mortgage backed securities) that are available for use in repurchase arrangements with institutional broker and would result in a funding source of at least $34 million to meet unforeseen liquidity needs.

    Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $340 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2010 totaled $90,534,000 compared to $90,660,000 at December 31, 2009.

Summit and Summit Community have each entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	Summit Community achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	Summit Community providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2010.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2010	$57,226	$-	$165
2011	35,395	-	174
2012	66,720	-	178
2013	41,885	-	152
2014	83,416	-	125
Thereafter	113,082	19,589	21
Total	$397,724	$19,589	$815

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2010 are presented in the following table.

March 31,
Dollars in thousands	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,733
Construction loans	24,231
Other loans	39,410
Standby letters of credit	4,883
Total	$114,257

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is liability sensitive.  The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive.  That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment.  Net income would increase in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Several techniques are available to monitor and control the level of interest rate risk.  We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in interest rates is assumed to gradually take place over the next 12 months, and then remain stable, except for the up 400 scenario, which assumes a gradual increase in rates over 24 months.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2010.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	1.51%	6.50%
Up 100 (1)	-1.79%	0.99%
Up 200 (1)	-3.58%	-1.87%
Up 400 (2)	-3.58%	-3.94%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2010, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2010 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: May 17, 2010