Form 10-Q
period 2010-06-30
SUMMIT FINANCIAL GROUP INC
filed 2010-08-16
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of August 13, 2010

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2010 (unaudited), December 31, 2009, and June 30, 2009 (unaudited)	4

		Consolidated statements of income for the three months and six months ended June 30, 2010 and 2009 (unaudited)	5

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2010 and 2009 (unaudited)	6

		Consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-33

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-48

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

	Item 4.	Controls and Procedures	50

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		51

	Item 1A.	Risk Factors		51

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Removed and Reserved

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				52

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2010	2009	2009
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,190	$6,813	$4,281
Interest bearing deposits with other banks	24,810	34,247	10,505
Federal funds sold	-	-	-
Securities available for sale	258,971	271,654	289,267
Other investments	24,006	24,008	24,000
Loans held for sale, net	525	1	841
Loans, net	1,065,118	1,137,336	1,165,653
Property held for sale	69,478	40,293	20,435
Premises and equipment, net	23,762	24,234	23,776
Accrued interest receivable	6,108	6,323	6,760
Intangible assets	9,178	9,353	9,529
Other assets	33,460	30,363	28,863
Total assets	$1,519,606	$1,584,625	$1,583,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$73,519	$74,119	$69,878
Interest bearing	947,619	943,219	884,346
Total deposits	1,021,138	1,017,338	954,224
Short-term borrowings	2,739	49,739	104,718
Long-term borrowings	361,175	381,492	396,802
Subordinated debentures	16,800	16,800	16,000
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,311	9,007	8,824
Total liabilities	1,430,752	1,493,965	1,500,157

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2009 - 3,710 shares	3,519	3,519	-
Common stock and related surplus, authorized 20,000,000 shares,
$2.50 par value; issued and outstanding 2010 - 7,425,472 shares,
December 2009 - 7,425,472 shares;
June 2009 - 7,425,472 shares	24,508	24,508	24,508
Retained earnings	60,567	63,474	62,579
Accumulated other comprehensive income (loss)	260	(841)	(3,334)
Total shareholders' equity	88,854	90,660	83,753

Total liabilities and shareholders' equity	$1,519,606	$1,584,625	$1,583,910

(*) - December 31, 2009 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2010	2009	2010	2009
Interest income
Interest and fees on loans
Taxable	$16,533	$17,937	$33,490	$36,083
Tax-exempt	81	113	164	220
Interest and dividends on securities
Taxable	3,140	4,194	6,278	8,418
Tax-exempt	452	516	907	1,029
Interest on interest bearing deposits with other banks	2	1	13	1
Total interest income	20,208	22,761	40,852	45,751
Interest expense
Interest on deposits	5,378	6,358	10,876	12,979
Interest on short-term borrowings	20	145	77	358
Interest on long-term borrowings and subordinated debentures	4,874	5,151	9,732	9,972
Total interest expense	10,272	11,654	20,685	23,309
Net interest income	9,936	11,107	20,167	22,442
Provision for loan losses	8,500	5,500	13,850	9,500
Net interest income after provision for loan losses	1,436	5,607	6,317	12,942
Other income
Insurance commissions	1,223	1,283	2,432	2,627
Service fees	828	857	1,535	1,593
Realized securities gains (losses)	1,256	39	1,520	295
Gain (loss) on sale of assets	183	(115)	195	(124)
Writedown of OREO	(2,194)	-	(2,194)	-
Other	385	362	739	691
Total other-than-temporary impairment loss on securities	-	(5,219)	(454)	(5,434)
Portion of loss recognized in other comprehensive income	-	451	425	451
Net impairment loss recognized in earnings	-	(4,768)	(29)	(4,983)
Total other income	1,681	(2,342)	4,198	99
Other expense
Salaries, commissions, and employee benefits	3,839	4,308	7,563	8,587
Net occupancy expense	509	466	1,031	1,063
Equipment expense	634	527	1,264	1,095
Supplies	134	248	243	442
Professional fees	262	403	536	737
Amortization of intangibles	88	88	176	176
FDIC premiums	625	1,245	1,450	1,628
OREO expense	244	100	476	156
Other	1,321	1,324	2,527	2,576
Total other expense	7,656	8,709	15,266	16,460
Income (loss) before income taxes	(4,539)	(5,444)	(4,751)	(3,419)
Income tax expense (benefit)	(1,661)	(1,994)	(1,993)	(1,734)
Net Income (loss)	(2,878)	(3,450)	(2,758)	(1,685)
Dividends on preferred shares	74	-	148	-
Net Income (loss) applicable to common shares	$(2,952)	$(3,450)	$(2,906)	$(1,685)

Basic earnings per common share	$(0.40)	$(0.47)	$(0.39)	$(0.23)
Diluted earnings per common share	$(0.40)	$(0.46)	$(0.39)	$(0.23)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2009	$24,508	$3,519	$63,474	$(841)	$90,660
Six Months Ended June 30, 2010
Comprehensive income:
Net income (loss)	-	-	(2,758)	-	(2,758)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $425, net of deferred taxes of $161	-	-	-	(264)	(264)
Net unrealized gain on available for sale debt
securities of $2,202 net of deferred taxes of
$837 and reclassification adjustment for net
realized gains included in net income of $1,520	-	-	-	1,365	1,365
Total comprehensive income					(1,657)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-
Preferred stock cash dividends declared ($40.00 per share)	-	-	(149)	-	(149)

Balance, June 30, 2010	$24,508	$3,519	$60,567	$260	$88,854

Balance, December 31, 2008	$24,453	$-	$64,709	$(1,918)	$87,244
Six Months Ended June 30, 2009
Comprehensive income:
Net income (loss)	-	-	(1,685)	-	(1,685)
Other comprehensive income:
Net unrealized loss on securities available
for sale of ($1,711), net of deferred taxes of
$868 and reclassification adjustment
for gains included in net income of $295	-	-	-	(1,416)	(1,416)
Total comprehensive income					(3,101)
Exercise of stock options	55	-	-	-	55
Stock compensation expense	-	-	-	-	-
Cash dividends declared of $0.06 per common share	-	-	(445)	-	(445)

Balance, June 30, 2009	$24,508	$-	$62,579	$(3,334)	$83,753

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net (loss)	$(2,758)	$(1,685)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	809	803
Provision for loan losses	13,850	9,500
Deferred income tax (benefit)	(2,047)	(2,477)
Loans originated for sale	(3,770)	(13,390)
Proceeds from loans sold	3,246	13,553
(Gain) on sales of loans held for sale	-	(26)
Securities (gains)	(1,520)	(295)
Writedown of equity investment	-	215
Other-than-temporary impairment of debt securities	29	4,768
(Gain) loss on sale of assets	(195)	120
Writedown of OREO	2,194
Accretion of securities premiums, net	(677)	(1,436)
Amortization of goodwill and purchase accounting
adjustments, net	181	181
Decrease in accrued interest receivable	214	457
(Increase) in other assets	(2,452)	(1,061)
Increase in other liabilities	304	239
Net cash provided by operating activities	7,408	9,466
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits
with other banks	9,437	(10,398)
Proceeds from maturities and calls of securities available for sale	31,671	12,540
Proceeds from sales of securities available for sale	32,778	9,696
Principal payments received on securities available for sale	25,692	40,063
Purchases of securities available for sale	(73,516)	(29,496)
Purchases of other investments	(2,998)	(982)
Proceeds from maturities and calls of other investments	3,000	-
Net decrease in Federal funds sold	-	2
Net (loans made) principal payments received on loans	24,445	3,772
Purchases of premises and equipment	(338)	(2,145)
Proceeds from sales of other repossessed assets & property held for sale	3,463	789
Net cash provided by (used in) investing activities	53,634	23,841
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	1,390	39,718
Net increase (decrease) in time deposits	2,411	(51,344)
Net (decrease) in short-term borrowings	(47,001)	(48,382)
Proceeds from long-term borrowings	-	42,656
Repayment of long-term borrowings	(20,317)	(28,602)
Proceeds from issuance of subordinated debentures	-	5,962
Exercise of stock options	-	43
Dividends paid on common stock	-	(433)
Dividends paid on preferred stock	(148)	-
Net cash provided by (used in) financing activities	(63,665)	(40,382)
Increase (decrease) in cash and due from banks	(2,623)	(7,075)
Cash and due from banks:
Beginning	6,813	11,356
Ending	$4,190	$4,281
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$20,960	$23,556
Income taxes	$-	$1,395

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$33,923	$13,232

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  For the second quarter of 2010, we evaluated subsequent events through August 16, 2010, the filing date of this report.

The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2009 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2009 and June 30, 2009, as previously presented, have been reclassified to conform to current year classifications.

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

ASU No. 2010-20, Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of June 30, 2010, the total fair value of our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was $4,213,000 less than the related appraised values of the underlying collateral for such loans.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
In thousands	June 30, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$50,724	$-	$50,724	$-
Mortgage backed securities:
Government sponsored agencies	102,526	-	102,526	-
Nongovernment sponsored agencies	57,358	-	57,358	-
State and political subdivisions	7,772	-	7,772	-
Corporate debt securities	-	-	-	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	40,514	-	40,514	-
Total available for sale securities	$258,971	$-	$258,971	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
In thousands	December 31, 2009	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$54,961	$-	$54,961	$-
Mortgage backed securities:
Government sponsored agencies	100,036	-	100,036	-
Nongovernment sponsored agencies	69,797	-	69,797	-
State and political subdivisions	3,792	-	3,792	-
Corporate debt securities	356	-	356	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	42,635	-	42,635	-
Total available for sale securities	$271,654	$-	$271,654	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2010.

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

	Total at	Fair Value Measurements Using:
In thousands	June 30, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$525	$-	$525	$-

Impaired loans
Commercial	$1,579	$-	$-	$1,579
Commercial real estate	25,568	-	21,424	4,144
Construction and development	11,810	-	7,143	4,667
Residential real estate	21,735	-	1,554	20,181
Total impaired loans	$60,692	$-	$30,121	$30,571

OREO	$69,478	$-	$69,301	$177

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
In thousands	December 31, 2009	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1	$-	$1	$-

Impaired loans
Commercial	$104	$-	$-	$104
Commercial real estate	48,057	-	30,585	17,472
Construction and development	25,621	-	20,717	4,904
Residential real estate	702	-	702	-
Total impaired loans	$74,484	$-	$52,004	$22,480

OREO	$40,293	$-	$38,788	$1,505

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount at June 30, 2010 of $72,566,000, with a valuation allowance of $11,874,000, resulting in an additional provision for loan losses of $7,087,000 for the six months ended June 30, 2010.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$4,190	$4,190	$6,813	$6,813
Interest bearing deposits with
other banks	24,810	24,810	34,247	34,247
Securities available for sale	258,971	258,971	271,654	271,654
Other investments	24,006	24,006	24,008	24,008
Loans held for sale, net	525	525	1	1
Loans, net	1,065,118	1,071,636	1,137,336	1,152,837
Accrued interest receivable	6,108	6,108	6,323	6,323
	$1,383,728	$1,390,246	$1,480,382	$1,495,883
Financial liabilities
Deposits	$1,021,138	$1,091,371	$1,017,338	$1,087,212
Short-term borrowings	2,739	2,739	49,739	49,739
Long-term borrowings	361,175	381,690	381,492	395,375
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	3,872	3,872	4,146	4,146
	$1,425,313	$1,516,061	$1,489,104	$1,572,861

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2010			2009
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$(2,878)			$(3,450)
Less preferred stock dividends	(74)			-

Basic EPS	$(2,952)	7,425,472	$(0.40)	$(3,450)	7,419,974	$(0.47)

Effect of dilutive securities:
Stock options	-	-		-	11,995
Convertible preferred stock	-	-		-	-

Diluted EPS	$(2,952)	7,425,472	$(0.40)	$(3,450)	7,431,969	$(0.46)

	For the Six Months Ended June 30,
	2010			2009
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$(2,758)			$(1,685)
Less preferred stock dividends	(148)			-

Basic EPS	$(2,906)	7,425,472	$(0.39)	$(1,685)	7,417,642	$(0.23)

Effect of dilutive securities:
Stock options	-	-		-	15,852
Convertible preferred stock	-	-		-	-

Diluted EPS	$(2,906)	7,425,472	$(0.39)	$(1,685)	7,433,494	$(0.23)

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2010 and 2009 totaled 309,180 shares and 265,980 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at June 30, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2010, December 31, 2009, and June 30, 2009 are summarized as follows:

	June 30, 2010
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$49,893	$848	$17	$50,724
Residential mortgage-backed securities:
Government-sponsored agencies	97,468	5,073	15	102,526
Nongovernment-sponsored agencies	63,265	512	6,419	57,358
State and political subdivisions	7,791	23	42	7,772
Corporate debt securities	-	-	-	-
Total taxable debt securities	218,417	6,456	6,493	218,380
Tax-exempt debt securities:
State and political subdivisions	40,056	717	259	40,514
Total tax-exempt debt securities	40,056	717	259	40,514
Equity securities	77	-	-	77
Total available for sale securities	$258,550	$7,173	$6,752	$258,971

	December 31, 2009
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$54,850	$693	$582	$54,961
Residential mortgage-backed securities:
Government-sponsored agencies	95,939	4,189	92	100,036
Nongovernment-sponsored agencies	75,546	662	6,411	69,797
State and political subdivisions	3,760	37	5	3,792
Corporate debt securities	350	6	-	356
Total taxable debt securities	230,445	5,587	7,090	228,942
Tax-exempt debt securities:
State and political subdivisions	42,486	570	421	42,635
Total tax-exempt debt securities	42,486	570	421	42,635
Equity securities	77	-	-	77
Total available for sale securities	$273,008	$6,157	$7,511	$271,654

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2009
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$34,836	$855	$40	$35,651
Residential mortgage-backed securities:
Government-sponsored agencies	117,853	4,379	53	122,179
Nongovernment-sponsored entities	89,836	945	11,253	79,528
State and political subdivisions	3,760	25	5	3,780
Corporate debt securities	349	6	-	355
Total taxable debt securities	246,634	6,210	11,351	241,493
Tax-exempt debt securities
State and political subdivisions	47,828	699	1,060	47,467
Total tax-exempt debt securities	47,828	699	1,060	47,467
Equity securities	180	127	-	307
Total available for sale securities	$294,642	$7,036	$12,411	$289,267

The maturities, amortized cost and estimated fair values of securities at June 30, 2010, are summarized as follows:

	Available for Sale
	Amortized	Estimated
In thousands	Cost	Fair Value

Due in one year or less	$58,118	$58,703
Due from one to five years	96,098	96,694
Due from five to ten years	43,576	42,538
Due after ten years	60,681	60,959
Equity securities	77	77
	$258,550	$258,971

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2010 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
In thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$32,778	$31,671	$25,692	$1,527	$7

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

During the three months and six months ended June 30, 2010 and 2009, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended			Six Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
In thousands	Entities	Securities	Total	Entities	Securities	Total
June 30, 2010
Total other-than-temporary impairment losses	$-	$-	$-	$(454)	$-	$(454)
Portion of loss recognized in
other comprehensive income	-	-	-	425	-	425
Net impairment losses recognized in earnings	$-	$-	$-	$(29)	$-	$(29)

June 30, 2009
Total other-than-temporary impairment losses	$(5,219)	$-	$(5,219)	$(5,219)	$(215)	$(5,434)
Portion of loss recognized in
other comprehensive income	451	-	451	451	-	451
Net impairment losses recognized in earnings	$(4,768)	$-	$(4,768)	$(4,768)	$(215)	$(4,983)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months and six months ended June 30, 2010 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

In thousands	Total	Total
Beginning Balance	$(2,951)	$(2,922)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	-	(29)
Securities sold during the period	-	-
Ending Balance	$(2,951)	$(2,951)

At June 30, 2010, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at June 30, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	6.6%	3.1%	8.9%
Constant default rates	7.1%	4.7%	9.9%
Loss severities	51.5%	51.0%	53.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2010 and December 31, 2009, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
In thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,355	$(17)	$134	$-	$1,489	$(17)
Residential mortgage-backed securities:
Government-sponsored agencies	3,686	(15)	-	-	3,686	(15)
Nongovernment-sponsored entities	16,884	(866)	19,966	(5,169)	36,850	(6,035)
State and political subdivisions	2,010	(36)	384	(6)	2,394	(42)
Tax-exempt debt securities
State and political subdivisions	4,866	(40)	3,818	(219)	8,684	(259)
Total temporarily impaired securities	28,801	(974)	24,302	(5,394)	53,103	(6,368)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	157	(140)	1,293	(244)	1,450	(384)
Total other-than-temporarily
impaired securities	157	(140)	1,293	(244)	1,450	(384)
Total	$28,958	$(1,114)	$25,595	$(5,638)	$54,553	$(6,752)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
In thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$26,607	$(581)	$138	$(1)	$26,745	$(582)
Residential mortgage-backed securities:
Government-sponsored agencies	9,612	(91)	68	(1)	9,680	(92)
Nongovernment-sponsored entities	24,500	(1,530)	21,485	(4,637)	45,985	(6,167)
Tax-exempt debt securities
State and political subdivisions	12,100	(138)	3,748	(288)	15,848	(426)
Total temporarily impaired securities	72,819	(2,340)	25,439	(4,927)	98,258	(7,267)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1,670	(244)	1,670	(244)
Total other-than-temporarily
impaired securities	-	-	1,670	(244)	1,670	(244)
Total	$72,819	$(2,340)	$27,109	$(5,171)	$99,928	$(7,511)

We held 55 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at June 30, 2010.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At June 30, 2010, we had $6.4 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities and not to deterioration in credit quality.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Commercial-related loans or portions thereof (which are risk-rated) are charged off to the allowance for loan losses when the loss has been confirmed.  This determination is made on a case by case basis considering many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.  We deem a loss confirmed when a loan or a portion of a loan is classified “loss” in accordance with bank regulatory classification guidelines, which state, “Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assts is not warranted”.

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

Loans are summarized as follows:

	June 30,	December 31,	June 30,
In thousands	2010	2009	2009
Commercial	$117,334	$122,508	$126,661
Commercial real estate	432,321	465,037	459,671
Construction and development	143,907	162,080	183,733
Residential real estate	362,649	372,867	376,019
Consumer	25,968	28,203	30,179
Other	5,540	5,652	5,760
Total loans	1,087,719	1,156,347	1,182,023
Less unearned income	1,833	2,011	2,065
Total loans net of unearned income	1,085,886	1,154,336	1,179,958
Less allowance for loan losses	20,768	17,000	14,305
Loans, net	$1,065,118	$1,137,336	$1,165,653

The tables below set forth information about our impaired loans.

	June 30,		December 31,
In thousands	2010	2009	2009
Impaired loans with an allowance	$36,850	$22,872	$39,210
Impaired loans without an allowance	35,716	38,080	46,123
Impaired loans without an allowance as a result of
a direct charge off	-	1,224	-
Total impaired loans	$72,566	$62,176	$85,333

Allowance for loan losses attributed to impaired loans	$11,874	$4,709	$10,211

			Year Ended
	Six Months Ended June 30,		December 31,
In thousands	2010	2009	2009
Average balance of impaired loans	$74,619	$54,259	$75,698
Interest income recognized on impaired loans	$511	$36	$298

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Method Used to Measure Impairment of Impaired Loans
In thousands

Loan Category	6/30/2010	12/31/2009	Method used to measure impairment
Commerical	$1,691	$301	Fair value of collateral
Commerical real estate	26,673	43,639	Fair value of collateral
	2,561	7,658	Discounted cash flow
Construction and development	18,106	31,091	Fair value of collateral
Residential real estate	23,234	2,005	Fair value of collateral
	301	639	Discounted cash flow
Total	$72,566	$85,333

Included in impaired loans are troubled debt restructurings of $22,391,000, $4,505,000 and $8,297,000 at June 30, 2010, June 30, 2009, and December 31, 2009, respectively.

Included in impaired loans at June 30, 2010 are five credit relationships totaling $11,728,000 with a related allowance of $2,692,000 which were foreclosed upon and placed in OREO subsequent to June 30, 2010.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2010 and 2009, and for the year ended December 31, 2009 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended		Year Ended
	June 30,		December 31,
In thousands	2010	2009	2009
Balance, beginning of period	$17,000	$16,933	$16,933
Losses:
Commercial	103	36	479
Commercial real estate	4,524	401	469
Construction and development	3,812	12,001	16,946
Residential real estate	1,797	1,152	3,921
Consumer	193	116	214
Other	84	104	231
Total	10,513	13,810	22,260
Recoveries:
Commercial	16	5	129
Commercial real estate	5	6	23
Construction and development	184	1,534	1,615
Residential real estate	115	11	29
Consumer	46	53	90
Other	65	73	116
Total	431	1,682	2,002
Net losses	10,082	12,128	20,258
Provision for loan losses	13,850	9,500	20,325
Balance, end of period	$20,768	$14,305	$17,000

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2010 and other intangible assets by reporting unit at June 30, 2010 and December 31, 2009.

	Goodwill Activity
	Community	Insurance
In thousands	Banking	Services	Total
Balance, January 1, 2010	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, June 30, 2010	$1,488	$4,710	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	June 30, 2010			December 31, 2009
	Community	Insurance		Community	Insurance
In thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,688	-	1,688	1,612	-	1,612
Net carrying amount	$579	$-	$579	$655	$-	$655

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	600	600	-	500	500
Net carrying amount	$-	$2,400	$2,400	$-	$2,500	$2,500

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2010 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2010 through 2012.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2010 and 2009 and December 31, 2009:

	June 30,	December 31,	June 30,
In thousands	2010	2009	2009
Interest bearing demand deposits	$142,771	$148,587	$152,498
Savings deposits	196,224	188,419	105,828
Retail time deposits	368,295	364,399	377,749
Brokered time deposits	240,329	241,814	248,271
Total	$947,619	$943,219	$884,346

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2010:

Dollars in thousands	Amount	Percent
Three months or less	$55,735	13.5%
Three through six months	52,296	12.6%
Six through twelve months	66,548	16.1%
Over twelve months	239,737	57.9%
Total	$414,316	100.0%

A summary of the scheduled maturities for all time deposits as of June 30, 2010 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

In thousands
Six month period ending December 31, 2010	$173,195
Year ending December 31, 2011	202,424
Year ending December 31, 2012	83,047
Year ending December 31, 2013	71,896
Year ending December 31, 2014	30,184
Thereafter	47,878
$608,624

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2010
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
In thousands	Advances	Agreements	of Credit
Balance at June 30	$-	$1,787	$952
Average balance outstanding for the period	27,412	1,326	1,782
Maximum balance outstanding at
any month end during period	45,000	1,787	3,617
Weighted average interest rate for the period	0.41%	0.38%	2.00%
Weighted average interest rate for balances
outstanding at June 30	0.00%	0.39%	0.25%

	Year Ended December 31, 2009
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$45,000	$1,123	$3,616
Average balance outstanding for the period	92,326	1,079	6,092
Maximum balance outstanding at
any month end during period	184,825	2,433	9,663
Weighted average interest rate for the period	0.50%	0.38%	1.83%
Weighted average interest rate for balances
outstanding at December 31	0.32%	0.49%	3.01%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Quarter Ended June 30, 2009
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

Long-term borrowings:  Our long-term borrowings of $361,175,000, $381,492,000 and $396,802,000 at June 30, 2010, December 31, 2009, and June 30, 2009 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions.

			Balance at
	Balance at June 30,		December 31,
Dollars in thousands	2010	2009	2009
Long-term FHLB advances	$238,538	$274,165	$258,855
Long-term reverse repurchase agreements	110,000	110,000	110,000
Term loan	12,637	12,637	12,637
Total	$361,175	$396,802	$381,492

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2010 was 4.94% compared to 4.71% for the first six months of 2009.

Subordinated debentures:  We have subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at June 30, 2010 and December 31, 2009 and $16 million at June 30, 2009.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at June 30, 2010, December 31, 2009, and June 30, 2009.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

In thousands
Year Ending
December 31,	Amount
2010	$57,066
2011	35,395
2012	66,720
2013	41,885
2014	83,416
Thereafter	113,082
$397,564

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no option grants during the first six months of 2010 or 2009.

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.

A summary of activity in our Plans during the first six months of 2010 and 2009 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	309,180	$18.54	335,730	$18.36
Granted	-	-	-	-
Exercised	-	-	(8,000)	5
Forfeited	-	-	(1,600)	5
Outstanding, June 30	309,180	$18.54	326,130	$18.74

Other information regarding options outstanding and exercisable at June 30, 2010 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$4.63 - $6.00	59,150	$5.37	2.78	$-	59,150	$5.37	$-
6.01 - 10.00	30,680	9.49	5.51	-	30,680	9.49	-
10.01 - 17.50	2,300	17.43	3.67	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	6.50	-	51,000	17.79	-
20.01 - 25.93	165,750	25.15	5.28	-	165,750	25.15	-

	309,180	18.54		$-	308,880	18.54	$-

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2010, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to risk weighted assets)
Summit	$130,519	11.5%	$91,150	8.0%	$113,938	10.0%
Summit Community	136,890	12.0%	91,129	8.0%	113,912	10.0%
Tier I Capital (to risk weighted assets)
Summit	$99,396	8.7%	45,575	4.0%	68,363	6.0%
Summit Community	122,567	10.8%	45,565	4.0%	68,347	6.0%
Tier I Capital (to average assets)
Summit	$99,396	6.5%	45,680	3.0%	76,134	5.0%
Summit Community	122,567	8.1%	45,670	3.0%	76,117	5.0%

As of December 31, 2009
Total Capital (to risk weighted assets)
Summit	$133,931	11.3%	95,186	8.0%	118,983	10.0%
Summit Community	134,874	11.4%	94,666	8.0%	118,332	10.0%
Tier I Capital (to risk weighted assets)
Summit	102,232	8.6%	47,593	4.0%	71,390	6.0%
Summit Community	120,055	10.1%	47,333	4.0%	70,999	6.0%
Tier I Capital (to average assets)
Summit	102,232	6.5%	47,463	3.0%	79,106	5.0%
Summit Community	120,055	7.6%	47,257	3.0%	78,762	5.0%

Summit Financial Group, Inc. (“Summit”) and its bank subsidiary, Summit Community Bank, Inc. (the “Bank”), have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

▪	The Bank achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

▪	The Bank providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

▪
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

▪	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2009.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

▪
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

▪
Require the bank regulators to seek to make its capital requirements for all banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

▪
Require financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

▪
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

▪
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

▪	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

▪
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

▪	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

▪
Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

 Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE  14.  SEGMENT INFORMATION

We operate two business segments:  community banking and insurance services.  These segments are primarily identified by the products or services offered.  The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels.  The insurance services segment consists of three insurance agency offices that sell insurance products.  The accounting policies discussed throughout the notes to the consolidated financial statements apply to each of our business segments.

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

	Six Months Ended June 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$21,128	$-	$(961)	$-	$20,167
Provision for loan losses	13,850	-	-	-	13,850
Net interest income after provision for loan losses	7,278	-	(961)	-	6,317
Other income	1,492	2,430	863	(587)	4,198
Other expenses	12,745	2,124	984	(587)	15,266
Income (loss) before income taxes	(3,975)	306	(1,082)	-	(4,751)
Income tax expense (benefit)	(1,587)	118	(524)	-	(1,993)
Net income (loss)	(2,388)	188	(558)	-	(2,758)
Dividends on preferred shares	-	-	148	-	148
Net income (loss) applicable to common shares	$(2,388)	$188	$(706)	$-	$(2,906)
Intersegment revenue (expense)	$(530)	$(57)	$587	$-	$-
Average assets	$1,571,215	$7,012	$142,459	$(178,904)	$1,541,782

	Six Months Ended June 30, 2009
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$23,310	$-	$(868)	$-	$22,442
Provision for loan losses	9,500	-	-	-	9,500
Net interest income after provision for loan losses	13,810	-	(868)	-	12,942
Other income	(2,281)	2,594	3,135	(3,349)	99
Other expenses	13,756	2,295	3,758	(3,349)	16,460
Income (loss) before income taxes	(2,227)	299	(1,491)	-	(3,419)
Income tax expense (benefit)	(1,276)	116	(574)	-	(1,734)
Net income (loss)	(951)	183	(917)	-	(1,685)
Dividends on preferred shares	-	-	-	-	-
Net income (loss) applicable to common shares	$(951)	$183	$(917)	$-	$(1,685)
Intersegment revenue (expense)	$(3,292)	$(57)	$3,349	$-	$-
Average assets	$1,591,314	$7,575	$136,560	$(123,065)	$1,612,384

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,412	$-	$(476)	$-	$9,936
Provision for loan losses	8,500	-	-	-	8,500
Net interest income after provision for loan losses	1,912	-	(476)	-	1,436
Other income	384	1,211	334	(248)	1,681
Other expenses	6,290	1,085	529	(248)	7,656
Income (loss) before income taxes	(3,994)	126	(671)	-	(4,539)
Income tax expense (benefit)	(1,356)	50	(355)	-	(1,661)
Net income (loss)	(2,638)	76	(316)	-	(2,878)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$(2,638)	$76	$(390)	$-	$(2,952)
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,569,927	$7,127	$141,383	$(187,563)	$1,530,874

	Three Months Ended June 30, 2009
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$11,610	$-	$(503)	$-	$11,107
Provision for loan losses	5,500	-	-	-	5,500
Net interest income after provision for loan losses	6,110	-	(503)	-	5,607
Other income	(3,600)	1,259	1,632	(1,633)	(2,342)
Other expenses	7,295	1,153	1,894	(1,633)	8,709
Income (loss) before income taxes	(4,785)	106	(765)	-	(5,444)
Income tax expense (benefit)	(1,824)	41	(211)	-	(1,994)
Net income (loss)	(2,961)	65	(554)	-	(3,450)
Dividends on preferred shares	-	-	-	-	-
Net income (loss) applicable to common shares	$(2,961)	$65	$(554)	$-	$(3,450)
Intersegment revenue (expense)	$(1,604)	$(29)	$1,633	$-	$-
Average assets	$1,578,951	$7,424	$137,874	$(121,665)	$1,602,584

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2009 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 7.34% for the first six months in 2010 compared to the same period of 2009 while our net interest earnings on a tax equivalent basis decreased 9.06%.  Our tax equivalent net interest margin decreased 6 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings and margin.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Community banking	$(2,638)	$(2,961)	$(2,388)	$(951)
Insurance	76	65	188	183
Parent and other	(390)	(554)	(706)	(917)
Consolidated net income	$(2,952)	$(3,450)	$(2,906)	$(1,685)

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

Goodwill:  Goodwill is subject to a two-step impairment test by reporting unit at least annually to determine whether write-downs of the recorded balances are necessary.  The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment.  If the fair value equals or exceeds the related unit’s carrying value, no write-down of recorded goodwill is necessary.  If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

The fair value, carrying amount and allocated goodwill with regard to each of our reporting units as of September 30, 2009 (date of our most recent goodwill impairment test) were as follows:

	Community	Insurance
(in thousands)	Banking	Services

Fair value	$142,030	$7,800
Carrying amount	122,200	6,891
Allocated goodwil	1,490	4,710

Neither of our reporting units failed Step 1 of the goodwill impairment tests conducted as of September 30, 2009.  For purposes of these goodwill impairment tests, the following methodologies were utilized and key assumptions were made in determining the fair value of each reporting unit:

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Community Banking – We retained an independent valuation specialist who utilized a combination of both the income and market approaches to determine the fair value of our Community Banking reporting unit.  The income approach was based on discounted cash flows derived from assumptions of balances sheet and income statement activity based upon an internally developed forecast considering several long-term key business drivers such as anticipated loan and deposit growth.  The long term growth rate used in determining the terminal value was estimated at 3.5%, and a discount rate of 11% based upon the Capital Asset Pricing Model was applied to the Bank’s estimated future cash flow streams.  For the market approach, observable deal value to book value equity multiples resulting from appropriate comparable recent bank mergers and acquisition were selected and applied to the Community Bank’s book value.  The results of the income and market approaches were weighted 50% each.

Insurance Services – We performed an internal valuation utilizing the income approach to determine the fair value of our Insurance Services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 0%, and a discount rate of 12% was applied to Insurance Services unit’s estimated future cash flows.

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

Deferred Income Tax Assets:  At June 30, 2010, we had net deferred tax assets of $10.9 million. Based on our ability to offset the net deferred tax asset against prior taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2010 declined 72.46% to a loss of $2,906,000, or $0.39 per diluted shared as compared to a loss of $1,685,000 or $0.23 per diluted share for the same period of 2009.  Net income applicable to common shares for the quarter ended June 30, 2010 improved 14.46% to a loss of $2,952,000, or $0.40 per diluted share as compared to a loss of $3,450,000, or $0.46 per diluted share for the quarter ended June 30, 2009.  Earnings were negatively impacted for all periods by higher provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $13.85 million and $9.5 million for the six months ended June 30, 2010 and 2009, respectively and $8.5 million and $5.5 million for the quarters ended June 30, 2010 and 2009, respectively.  Included in earnings for the quarter and six months ended June 30, 2010 was a $2.2 million charge resulting from the write down of a portion of our OREO properties.  Included in earnings for the quarter and six months ended June 30, 2009 was an other-than-temporary non-cash impairment charge of $5.0 million pre-tax, equivalent to $3.1 million after-tax, or $0.42 per diluted share.  This impairment charge relates primarily to certain residential mortgage-backed securities, which we continue to own.  Returns on average equity and assets for the first six months of 2010 were (6.38%) and (0.38%), respectively, compared with (3.89%) and (0.21%) for the same period of 2009.

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

Our net interest income on a fully tax-equivalent basis totaled $20,993,000 for the six months ended June 30, 2010 compared to $23,084,000 for the same period of 2009, representing a decrease of $2,091,000 or 9.06%.  This decrease primarily resulted from a decline in interest earning assets, both loans and securities.  Average interest earning assets decreased 7.34% from $1,542,674,000 during the first six months of 2009 to $1,429,509,000 for the first six months of 2010.  Average interest bearing liabilities declined 4.82% from $1,439,862,000 at June 30, 2009 to $1,370,500,000 at June 30, 2010, at an average yield for the first six months of 2010 of 3.04% compared to 3.26% for the same period of 2009.

Our consolidated net interest margin decreased to 2.96% for the six months ended June 30, 2010, compared to 3.02% for the same period in 2009. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2010 compared to June 30, 2009, the yields on earning assets decreased 18 basis points, while the cost of our interest bearing funds decreased by 22 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,131,013	$33,491	5.97%	$1,200,625	$36,083	6.06%
Tax-exempt (2)	6,376	247	7.81%	8,134	333	8.26%
Securities
Taxable	249,937	6,554	5.29%	285,779	8,418	5.94%
Tax-exempt (2)	41,475	1,374	6.68%	46,254	1,559	6.80%
Federal funds sold and interest
bearing deposits with other banks	708	13	3.70%	1,882	1	0.11%
Total interest earning assets	1,429,509	41,679	5.88%	1,542,674	46,394	6.06%

Noninterest earning assets
Cash & due from banks	14,543			18,873
Premises and equipment	24,034			23,188
Other assets	97,337			48,919
Allowance for loan losses	(18,641)			(21,270)
Total assets	$1,541,782			$1,612,384

Interest bearing liabilities
Interest bearing demand deposits	$146,331	$330	0.45%	$155,456	$392	0.51%
Savings deposits	195,746	1,328	1.37%	88,103	770	1.76%
Time deposits	598,749	9,218	3.10%	638,556	11,817	3.73%
Short-term borrowings	30,519	78	0.52%	129,928	358	0.56%
Long-term borrowings
and capital trust securities	399,155	9,732	4.92%	427,819	9,973	4.70%
Total interest bearing liabilities	1,370,500	20,686	3.04%	1,439,862	23,310	3.26%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	71,255			77,775
Other liabilities	8,865			8,028
Shareholders' equity	91,162			86,719
Total liabilities and
shareholders' equity	$1,541,782			$1,612,384
Net interest earnings		$20,993			$23,084
Net yield on interest earning assets			2.96%			3.02%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $826,000 and $642,000 for the periods ended
June 30, 2010 and June 30, 2009, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	June 30, 2010 versus June 30, 2009
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(2,067)	$(525)	$(2,592)
Tax-exempt	(69)	(17)	(86)
Securities
Taxable	(994)	(870)	(1,864)
Tax-exempt	(159)	(26)	(185)
Federal funds sold and interest
bearing deposits with other banks	(1)	13	12
Total interest earned on
interest earning assets	(3,290)	(1,425)	(4,715)

Interest paid on:
Interest bearing demand
deposits	(22)	(40)	(62)
Savings deposits	763	(205)	558
Time deposits	(704)	(1,895)	(2,599)
Short-term borrowings	(256)	(24)	(280)
Long-term borrowings and capital
trust securities	(686)	445	(241)
Total interest paid on
interest bearing liabilities	(905)	(1,719)	(2,624)

Net interest income	$(2,385)	$294	$(2,091)

Noninterest Income

Total noninterest income increased to $4,198,000 for the first six months of 2010, compared to $99,000 for the same period of 2009, with smaller other-than-temporary impairment charges on securities being the primary positive component.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Insurance commissions	$1,223	$1,283	$2,432	$2,627
Service fees	828	857	1,535	1,593
Realized securities gains (losses)	1,256	39	1,520	295
Other-than-temporary impairment of securities	-	(4,768)	(29)	(4,983)
Gain (loss) on sale of assets	183	(115)	195	(124)
Writedown of OREO	(2,194)	-	(2,194)	-
Other	385	362	739	691
Total	$1,681	$(2,342)	$4,198	$99

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During second quarter 2009, we recorded a non-cash other-than temporary impairment charge of $4,768,000 related to certain residential mortgage-backed securities which we continue to own.  The remaining $215,000 other-than-temporary impairment charge on securities during 2009 was related to an equity investment..

Writedown of OREO:  During June 2010, we recorded a $2,194,000 charge to writedown certain OREO properties to estimated fair value as part of our normal, ongoing re-appraisal process.  $2,130,000 of this writedown is attributable to three residential subdivisions located within Berkeley County, West Virginia.  We hold no other OREO within this area that has not been re-appraised within the past year.

Noninterest Expense

Total noninterest expense decreased approximately 12.1% and 7.3% for the quarter ended and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  While OREO expenses continue to increase due to higher levels of foreclosed properties, salaries, commissions, and employee benefits decreased for both the quarter and six months ended June 30, 2010 compared to the same periods of 2009 due to compensation freezes and staff reductions and FDIC premiums are lower in 2010 due to the special assessment that occurred during second quarter 2009.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2010	$	%	2009	2010	$	%	2009
Salaries, commissions, and employee benefits	$3,839	$(469)	-10.9%	$4,308	$7,563	$(1,024)	-11.9%	$8,587
Net occupancy expense	509	43	9.2%	466	1,031	(32)	-3.0%	1,063
Equipment expense	634	107	20.3%	527	1,264	169	15.4%	1,095
Supplies	134	(114)	-46.0%	248	243	(199)	-45.0%	442
Professional fees	262	(141)	-35.0%	403	536	(201)	-27.3%	737
Amortization of intangibles	88	-	0.0%	88	176	-	0.0%	176
FDIC premiums	625	(620)	-49.8%	1,245	1,450	(178)	-10.9%	1,628
OREO expense	244	144	144.0%	100	476	320	205.1%	156
Other	1,321	(3)	-0.2%	1,324	2,527	(49)	-1.9%	2,576
Total	$7,656	$(1,053)	-12.1%	$8,709	$15,266	$(1,194)	-7.3%	$16,460

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $8,500,000 and $13,850,000 provisions for loan losses for the second quarter and first six months of 2010, respectively, compared to $5,500,000 and $9,500,000 for the same periods in 2009.  Approximately $2.4 million of the increase in the provision for loan losses for the quarter ended June 30, 2010 is attributable to one significant new nonperforming loan.  Also contributing to the increased provision for loan losses are continuing historically high quarterly net loan charge off’s which resulted in a $1.3 million increase to the quantitative reserve component of our allowance for loan losses during second quarter 2010.  At June 30, 2010, the allowance for loan losses totaled $20,768,000 or 1.91% of loans, net of unearned income, compared to $17,000,000 or 1.47% of loans, net of unearned income, at December 31, 2009.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Table IV - Summary of Non-Performing Assets

In thousands	June 30,		December 31,
	2010	2009	2009
Accruing loans past due 90 days or more	$1,566	$668	$201
Nonaccrual loans
Commercial	1,029	680	408
Commercial real estate	14,285	23,287	35,217
Commercial construction and development	812	11,156	11,553
Residential construction and development	18,307	18,334	14,775
Residential real estate	5,979	7,482	4,407
Consumer	23	91	381
Total nonaccrual loans	40,435	61,030	66,741
Foreclosed properties
Commercial	-	-	-
Commercial real estate	15,011	4,561	4,788
Commercial construction and development	16,213	903	2,028
Residential construction and development	34,506	14,001	30,230
Residential real estate	3,748	970	3,247
Consumer	-	-	-
Total foreclosed properties	69,478	20,435	40,293
Repossessed assets	333	11	269
Total nonperforming assets	$111,812	$82,144	$107,504
Total nonperforming loans as a
percentage of total loans	3.86%	5.22%	5.79%
Total nonperforming assets as a
percentage of total assets	7.36%	5.19%	6.78%

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
In thousands	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009

Commercial	$516	$1,209	$1,585	$177	$1,368
Commercial real estate	9,246	9,497	3,861	5,064	4,320
Construction and development	819	11,654	1,161	9,362	920
Residential real estate	10,846	8,638	8,250	8,381	5,802
Consumer	536	419	835	810	946
Total	$21,963	$31,417	$15,692	$23,794	$13,356

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at June 30, 2010.
Significant Nonperforming Loan Relationships
June 30, 2010
In thousands
Location by Region	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
North Central WV	Residential building lots & undeveloped residential & commercial acreage	Aug. 2008	Jun. 2010	$ 5,517	Collateral value	$ 2,000	(1)	$ 3,677	$ -
Northern VA	Residential building lots & undeveloped acreage	Dec. 2006 & May 2009	Jun. 2010	$ 1,314	Collateral value	$ 750	(1)	$ 639	$ -
No. Shenandoah Valley, VA	Three commercial buildings	Mar. 2007 & Dec. 2008	Jul. 2009 & June 2010	$ 5,347	Collateral value	$ 4,300	(1)	$ 1,477	$ -
Rockingham Co., VA & Hardy Co., WV	Residential subdivision & undeveloped acreage	Nov. 2007	Mar. 2009	$ 3,714	Collateral value	$ 3,034	(1)	$ 983	$ -
No. Shenandoah Valley, VA	Commercial building	Nov. 2006	Jun. 2010	$ 2,010	Collateral value	$ 2,076	(1)	$ 140	$ -
No. Shenandoah Valley, VA	Commercial building	Sept. 2006	Apr. 2010	$ 2,845	Collateral value	$ 3,188	(1)	$ -	$ -
Northern VA	Commercial building	Jan. 2009	Jun. 2010	$ 1,304	Collateral value	$ 1,365	(3)	$ -	$ -
Hardy Co., WV	Commercial building & equipment	Oct. 2008 & Jul. 2009	N/A	$ 1,419	Collateral value	$ 1,863	(3)	$ -	$ -
Western MD and Florida	Residential development, undeveloped acreage, 2 residential condos, and a residential building lot	Sept. 2005 Apr. 2006 May 2004 & May 2007	Jun. 2010	$ 4,363	Collateral value	$ 7,317	(1) (3) (4)	$ 336	$ -
No. Shenandoah Valley, VA	Three multi-family rental units and one single family residence	Jun. 2006 & Aug. 2007	May 2010	$ 2,129	Collateral value	$ 2,257	(1)	$ 267	$ -

(1) - Values are based upon recent external appraisal.
(2) - Values for equipment are based upon equipment trader prices and management's estimate of value.
(3) Value is based upon appraisal obtained at loan origination. New appraisal has been ordered.
(4) Value is based upon an appraisal that is slightly over a year old. New appraisal has been ordered.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans decreased from 10.66% at December 31, 2009 to 9.75% at June 30, 2010.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The decreases in the commercial real estate and land development and construction categories were primarily the result of foreclosures.  Refer to the Asset Quality section of the financial review of the 2009 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Internally Criticized Loans

In thousands	6/30/2010	3/31/2010	12/31/2009
Commerical	$8,113	$7,342	$6,413
Commercial real estate	45,971	63,079	56,726
Land development & construction	27,216	30,145	38,279
Residential real estate	24,714	22,705	21,854
Consumer	-	-	-
Total	$106,014	$123,271	$123,272

Included in the above table of internally criticized loans are approximately $9.5 million of performing loans which we have identified as potential problem loans at June 30, 2010.  These loans are performing at June 30, 2010, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans are and historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  While our collateral-dependant impaired loans typically are guaranteed by the principles and/or related interests of the borrower, rarely is it deemed probable that such guarantees will result in any meaningful repayment of the loan.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment relative to approximately 37% (by dollar volume) of our nonperforming loans at June 30, 2010, and therefore in such cases no specific reserve allocation is required. Due to the fact that our allowance for loan losses on impaired loans is based on the fair value of the underlying collateral less cost to sell, our allowance for loan losses will not always increase proportionately as our nonperforming loans increase. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rates applied to the loans which are collectively evaluated for impairment.

At June 30, 2010, December 31, 2009, and June 30, 2009, our allowance for loan losses totaled $20,768,000, or 1.91% of total loans, $17,000,000, or 1.47% of total loans and $14,305,000, or 1.21% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At June 30, 2010, December 31, 2009, and June 30, 2009, we had approximately $69,478,000, $40,293,000 and $20,435,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,519,606,000 at June 30, 2010, compared to $1,584,625,000 at December 31, 2009, representing a 4.1% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2009 and June 30, 2010.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
Dollars in thousands	2009	Amount	Percentage	2010
Assets
Securities available for sale	$271,654	(12,683)	-4.7%	$258,971
Loans, net of unearned interest	1,154,336	(68,450)	-5.9%	1,085,886

Liabilities
Deposits	$1,017,338	$3,800	0.4%	$1,021,138
Short-term borrowings	49,739	(47,000)	-94.5%	2,739
Long-term borrowings	381,492	(20,317)	-5.3%	$361,175
Subordinated debentures	16,800	-	0.0%	$16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 5.9% and securities decreased 4.7% during the first six months of 2010.  We have restricted our growth in order to improve our capital ratios.

Deposits increased approximately $3.8 million during the first six months of 2010, primarily in retail deposits.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The decrease in both short term and long term borrowings is primarily attributable to paying down FHLB overnight advances and the maturities of long-term FHLB advances during the first six months of 2010 funded by reductions in loans and securities portfolios.

Refer to Notes 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2010 and December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which totaled approximately $225.5 million or 13.6% of total consolidated assets at June 30, 2010.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $423 million.  As of June 30, 2010 and December 31, 2009, these advances totaled approximately $239 million and $304 million, respectively.  At June 30, 2010, we had additional borrowing capacity of $184 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2010 was approximately $104 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $330 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.
•	Would still have available current liquid funding sources totaling $138 million aside from its FHLB line and,
•
In addition, would have available currently almost $43 million unpledged government agency securities (debentures and mortgage backed securities) that are available for use in repurchase arrangements with institutional broker and would result in a funding source of at least $35 million to meet unforeseen liquidity needs.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $330 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2010 totaled $88,854,000 compared to $90,660,000 at December 31, 2009.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2010.

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2010	$57,066	$-	$126
2011	35,395	-	199
2012	66,720	-	151
2013	41,885	-	138
2014	83,416	-	125
Thereafter	113,082	19,589	21
Total	$397,564	$19,589	$760

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2010 are presented in the following table.

June 30,
Dollars in thousands	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$44,594
Construction loans	22,426
Other loans	38,093
Standby letters of credit	4,202
Total	$109,315

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2010.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.09%	4.18%
Up 100 (1)	-1.28%	1.38%
Up 200 (1)	-2.65%	-0.82%
Up 400 (2)	-2.66%	-1.42%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2010, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2010 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2010