Form 10-Q
period 2010-09-30
SUMMIT FINANCIAL GROUP INC
filed 2010-11-15
CIK 811808

                                  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                  FORM 10 – Q

                     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of November 15, 2010

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2010 (unaudited), December 31, 2009, and September 30, 2009 (unaudited)	4

		Consolidated statements of income for the three months and nine months ended September 30, 2010 and 2009 (unaudited)	5

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2010 and 2009 (unaudited)	6

		Consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-32

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-48

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

	Item 4.	Controls and Procedures	50

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		51

	Item 1A.	Risk Factors		51

	Item 2.	Changes in Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Removed and Reserved

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				52

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2010	2009	2009
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,598	$6,813	$4,415
Interest bearing deposits with other banks	40,691	34,247	6,195
Securities available for sale	267,856	271,654	285,156
Other investments	23,988	24,008	24,002
Loans held for sale, net	1,298	1	251
Loans, net	1,018,169	1,137,336	1,156,432
Property held for sale	68,353	40,293	31,193
Premises and equipment, net	23,402	24,234	23,891
Accrued interest receivable	5,962	6,323	6,666
Intangible assets	9,090	9,353	9,441
Other assets	33,005	30,363	30,151
Total assets	$1,496,412	$1,584,625	$1,577,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$76,362	$74,119	$68,929
Interest bearing	953,670	943,219	901,093
Total deposits	1,030,032	1,017,338	970,022
Short-term borrowings	1,610	49,739	73,733
Long-term borrowings	329,648	381,492	396,648
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,499	9,007	9,064
Total liabilities	1,406,178	1,493,965	1,485,856

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,558
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 7,425,472 shares	24,508	24,508	24,508
Retained earnings	60,365	63,474	63,982
Accumulated other comprehensive income (loss)	1,842	(841)	(111)
Total shareholders' equity	90,234	90,660	91,937

Total liabilities and shareholders' equity	$1,496,412	$1,584,625	$1,577,793

(*) - December 31, 2009 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2010	2009	2010	2009
Interest income
Interest and fees on loans
Taxable	$16,161	$17,950	$49,651	$54,033
Tax-exempt	78	111	242	331
Interest and dividends on securities
Taxable	2,874	3,808	9,153	12,226
Tax-exempt	434	543	1,340	1,572
Interest on interest bearing deposits with other banks	7	5	21	6
Total interest income	19,554	22,417	60,407	68,168
Interest expense
Interest on deposits	5,160	6,094	16,037	19,073
Interest on short-term borrowings	2	129	79	487
Interest on long-term borrowings and subordinated debentures	4,844	5,298	14,576	15,270
Total interest expense	10,006	11,521	30,692	34,830
Net interest income	9,548	10,896	29,715	33,338
Provision for loan losses	4,500	4,000	18,350	13,500
Net interest income after provision for loan losses	5,048	6,896	11,365	19,838
Other income
Insurance commissions	1,227	1,254	3,659	3,881
Service fees	763	859	2,298	2,452
Realized securities gains (losses)	67	428	1,587	723
Gain (loss) on sale of assets	(84)	9	111	(115)
Writedown of OREO	-	-	(2,194)	-
Other	422	282	1,161	973
Total other-than-temporary impairment loss on securities	(184)	-	(638)	(5,434)
Portion of loss recognized in other comprehensive income	75	-	500	451
Net impairment loss recognized in earnings	(109)	-	(138)	(4,983)
Total other income	2,286	2,832	6,484	2,931
Other expense
Salaries, commissions, and employee benefits	3,866	3,862	11,428	12,449
Net occupancy expense	498	484	1,529	1,548
Equipment expense	620	654	1,883	1,990
Supplies	117	114	360	315
Professional fees	223	330	759	1,067
Amortization of intangibles	88	88	263	263
FDIC premiums	715	660	2,165	2,288
OREO expense	671	139	1,147	295
Other	1,262	1,536	3,791	4,112
Total other expense	8,060	7,867	23,325	24,327
Income (loss) before income taxes	(726)	1,861	(5,476)	(1,558)
Income tax expense (benefit)	(598)	458	(2,591)	(1,276)
Net Income (loss)	(128)	1,403	(2,885)	(282)
Dividends on preferred shares	74	-	223	-
Net Income (loss) applicable to common shares	$(202)	$1,403	$(3,108)	$(282)

Basic earnings per common share	$(0.03)	$0.19	$(0.42)	$(0.04)
Diluted earnings per common share	$(0.03)	$0.19	$(0.42)	$(0.04)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings*	Income (Loss)	Equity*

Balance, December 31, 2009	$24,508	$3,519	$63,474	$(841)	$90,660
Nine Months Ended September 30, 2010
Comprehensive income:
Net income (loss)	-	-	(2,885)	-	(2,885)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $500, net of deferred taxes of $190	-	-	-	(310)	(310)
Net unrealized gain on available for sale debt
securities of $4,827 net of deferred taxes of
$1,834 and reclassification adjustment for net
realized gains included in net income of $1,587	-	-	-	2,993	2,993
Total comprehensive income					(202)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-
Preferred stock cash dividends declared ($40.00 per share)	-	-	(223)	-	(223)

Balance, September 30, 2010	$24,508	$3,519	$60,365	$1,842	$90,234
* may not add due to rounding

Balance, December 31, 2008	$24,453	$-	$64,709	$(1,918)	$87,244
Nine Months Ended September 30, 2009
Comprehensive income:
Net income (loss)	-	-	(282)	-	(282)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities,
net of deferred taxes of $153	-	-	-	(250)	(250)
Net unrealized gain on available for sale debt
securities of $1,334 net of deferred taxes of
$1,258 and reclassification adjustment for net
realized gains included in net income of $723	-	-	-	2,057	2,057
Total comprehensive income					1,525
Exercise of stock options	55	-	-	-	55
Stock compensation expense	-	-	-	-	-
Issuance of 3,710 shares preferred stock	-	3,558	-	-	3,558
Cash dividends declared of $0.06 per common share	-	-	(445)	-	(445)

Balance, September 30, 2009	$24,508	$3,558	$63,982	$(111)	$91,937

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net (loss)	$(2,885)	$(282)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,194	1,190
Provision for loan losses	18,350	13,500
Deferred income tax (benefit)	(1,575)	(1,959)
Loans originated for sale	(7,453)	(14,990)
Proceeds from loans sold	6,156	15,742
(Gain) on sales of loans held for sale	-	(26)
Securities (gains)	(1,587)	(723)
Writedown of equity investment	-	215
Other-than-temporary impairment of debt securities	138	4,768
(Gain) loss on sale of assets	(121)	110
Writedown of OREO	2,194
Accretion of securities premiums, net	(762)	(2,137)
Amortization of goodwill and purchase accounting
adjustments, net	272	272
Decrease in accrued interest receivable	360	550
(Increase) in other assets	(4,306)	(4,906)
Increase (decrease) in other liabilities	(507)	479
Net cash provided by operating activities	9,468	11,803
Cash Flows from Investing Activities
Net (increase) in interest bearing deposits
with other banks	(6,444)	(6,087)
Proceeds from maturities and calls of securities available for sale	46,860	15,704
Proceeds from sales of securities available for sale	32,849	18,479
Principal payments received on securities available for sale	40,134	58,648
Purchases of securities available for sale	(109,508)	(49,592)
Purchases of other investments	(2,998)	(983)
Proceeds from maturities and calls of other investments	3,000	-
Redemption of Federal Home Loan Bank Stock	19	-
Net decrease in Federal funds sold	-	2
Net (loans made) principal payments received on loans	54,854	(2,601)
Purchases of premises and equipment	(364)	(2,648)
Proceeds from sales of other repossessed assets & property held for sale	17,417	1,697
Net cash provided by (used in) investing activities	75,819	32,619
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and
savings accounts	(86)	50,892
Net increase (decrease) in time deposits	12,780	(46,720)
Net (decrease) in short-term borrowings	(48,129)	(79,367)
Proceeds from long-term borrowings	-	82,656
Repayment of long-term borrowings	(51,844)	(68,755)
Proceeds from issuance of subordinated debentures	-	6,763
Exercise of stock options	-	55
Dividends paid on common stock	-	(445)
Dividends paid on preferred stock	(223)	-
Proceeds from issuance of preferred stock	-	3,558
Net cash provided by (used in) financing activities	(87,502)	(51,363)
Increase (decrease) in cash and due from banks	(2,215)	(6,941)
Cash and due from banks:
Beginning	6,813	11,356
Ending	$4,598	$4,415
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$31,274	$35,173
Income taxes	$-	$1,395

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$45,962	$24,826

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  For the third quarter of 2010, we evaluated subsequent events through November 15, 2010, the filing date of this report.

The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2009 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2009 and September 30, 2009, as previously presented, have been reclassified to conform to current year classifications.

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

ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 was effective for us on July 1, 2010 and did not have a significant impact on our financial statements.

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of September 30, 2010, the total fair value of our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was $2,455,000 less than the related appraised values of the underlying collateral for such loans.

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income in the consolidated statements of income.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
In thousands	September 30, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$46,937	$-	$46,937	$-
Mortgage backed securities:
Government sponsored agencies	108,887	-	108,887	-
Nongovernment sponsored agencies	62,460	-	62,460	-
State and political subdivisions	8,628	-	8,628	-
Corporate debt securities	983	-	983	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	39,884	-	39,884	-
Total available for sale securities	$267,856	$-	$267,856	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
In thousands	December 31, 2009	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$54,961	$-	$54,961	$-
Mortgage backed securities:
Government sponsored agencies	100,036	-	100,036	-
Nongovernment sponsored agencies	69,797	-	69,797	-
State and political subdivisions	3,792	-	3,792	-
Corporate debt securities	356	-	356	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	42,635	-	42,635	-
Total available for sale securities	$271,654	$-	$271,654	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2010.

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

	Total at	Fair Value Measurements Using:
In thousands	Sept. 30, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,298	$-	$1,298	$-

Impaired loans
Commercial	$943	$-	$825	$118
Commercial real estate	16,003	-	13,500	2,503
Construction and development	9,413	-	9,258	155
Residential real estate	20,977	-	14,973	6,004
Total impaired loans	$47,336	$-	$38,556	$8,780

OREO	$68,353	$-	$64,663	$3,690

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
In thousands	December 31, 2009	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1	$-	$1	$-

Impaired loans
Commercial	$104	$-	$-	$104
Commercial real estate	48,057	-	30,585	17,472
Construction and development	25,621	-	20,717	4,904
Residential real estate	702	-	702	-
Total impaired loans	$74,484	$-	$52,004	$22,480

OREO	$40,293	$-	$38,788	$1,505

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount at September 30, 2010 of $55,554,000, with a valuation allowance of $8,218,000, resulting in an additional provision for loan losses of $5,736,000 for the nine months ended September 30, 2010.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$4,598	$4,598	$6,813	$6,813
Interest bearing deposits with
other banks	40,691	40,691	34,247	34,247
Securities available for sale	267,856	267,856	271,654	271,654
Other investments	23,988	23,988	24,008	24,008
Loans held for sale, net	1,298	1,298	1	1
Loans, net	1,018,169	1,021,583	1,137,336	1,152,837
Accrued interest receivable	5,962	5,962	6,323	6,323
	$1,362,562	$1,365,976	$1,480,382	$1,495,883
Financial liabilities
Deposits	$1,030,032	$1,100,475	$1,017,338	$1,087,212
Short-term borrowings	1,610	1,610	49,739	49,739
Long-term borrowings	329,648	354,528	381,492	395,375
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	3,564	3,564	4,146	4,146
	$1,401,243	$1,496,566	$1,489,104	$1,572,861

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2010			2009
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$(128)			$1,403
Less preferred stock dividends	(74)			-

Basic EPS	$(202)	7,425,472	$(0.03)	$1,403	7,425,472	$0.19

Effect of dilutive securities:
Stock options	-	2,483		-	7,072
Convertible preferred stock	-	-		-	7,332

Diluted EPS	$(202)	7,427,955	$(0.03)	$1,403	7,439,876	$0.19

	For the Nine Months Ended September 30,
	2010			2009
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$(2,885)			$(282)
Less preferred stock dividends	(223)			-

Basic EPS	$(3,108)	7,425,472	$(0.42)	$(282)	7,420,271	$(0.04)

Effect of dilutive securities:
Stock options	-	950		-	13,626
Convertible preferred stock	-	-		-	2,471

Diluted EPS	$(3,108)	7,426,422	$(0.42)	$(282)	7,436,368	$(0.04)

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2010 and 2009 totaled 312,180 shares and 265,980 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at September 30, 2010 and 2009.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2010, December 31, 2009, and September 30, 2009 are summarized as follows:

	September 30, 2010
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$46,008	$944	$15	$46,937
Residential mortgage-backed securities:
Government-sponsored agencies	104,419	4,553	85	108,887
Nongovernment-sponsored agencies	66,272	1,212	5,024	62,460
State and political subdivisions	8,561	72	5	8,628
Corporate debt securities	999	-	16	983
Total taxable debt securities	226,259	6,781	5,145	227,895
Tax-exempt debt securities:
State and political subdivisions	38,547	1,423	86	39,884
Total tax-exempt debt securities	38,547	1,423	86	39,884
Equity securities	77	-	-	77
Total available for sale securities	$264,883	$8,204	$5,231	$267,856

	December 31, 2009
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$54,850	$693	$582	$54,961
Residential mortgage-backed securities:
Government-sponsored agencies	95,939	4,189	92	100,036
Nongovernment-sponsored agencies	75,546	662	6,411	69,797
State and political subdivisions	3,760	37	5	3,792
Corporate debt securities	350	6	-	356
Total taxable debt securities	230,445	5,587	7,090	228,942
Tax-exempt debt securities:
State and political subdivisions	42,486	570	421	42,635
Total tax-exempt debt securities	42,486	570	421	42,635
Equity securities	77	-	-	77
Total available for sale securities	$273,008	$6,157	$7,511	$271,654

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2009
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$34,694	$961	$4	$35,651
Residential mortgage-backed securities:
Government-sponsored agencies	116,237	5,196	13	121,420
Nongovernment-sponsored entities	83,050	148	7,939	75,259
State and political subdivisions	3,760	42	4	3,798
Corporate debt securities	350	9	-	359
Total taxable debt securities	238,091	6,356	7,960	236,487
Tax-exempt debt securities
State and political subdivisions	47,063	1,277	180	48,160
Total tax-exempt debt securities	47,063	1,277	180	48,160
Equity securities	179	330	-	509
Total available for sale securities	$285,333	$7,963	$8,140	$285,156

The maturities, amortized cost and estimated fair values of securities at September 30, 2010, are summarized as follows:

	Available for Sale
	Amortized	Estimated
In thousands	Cost	Fair Value

Due in one year or less	$64,267	$65,409
Due from one to five years	99,559	100,491
Due from five to ten years	39,127	38,637
Due after ten years	61,853	63,242
Equity securities	77	77
	$264,883	$267,856

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2010 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
In thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$32,849	$46,860	$40,134	$1,594	$7

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

During the three months and nine months ended September 30, 2010 and 2009, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended			Nine Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
In thousands	Entities	Securities	Total	Entities	Securities	Total
September 30, 2010
Total other-than-temporary impairment losses	$(184)	$-	$(184)	$(638)	$-	$(638)
Portion of loss recognized in
other comprehensive income	75	-	75	500	-	500
Net impairment losses recognized in earnings	$(109)	$-	$(109)	$(138)	$-	$(138)

September 30, 2009
Total other-than-temporary impairment losses	$-	$-	$-	$(5,219)	$(215)	$(5,434)
Portion of loss recognized in
other comprehensive income	-	-	-	451	-	451
Net impairment losses recognized in earnings	$-	$-	$-	$(4,768)	$(215)	$(4,983)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months and nine months ended September 30, 2010 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

In thousands	Total	Total
Beginning Balance	$(2,951)	$(2,922)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(109)	(138)
Securities sold during the period	-	-
Ending Balance	$(3,060)	$(3,060)

At September 30, 2010, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at September 30, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	9.7%	5.4%	14.4%
Constant default rates	11.4%	8.2%	13.2%
Loss severities	51.5%	51.0%	53.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2010 and December 31, 2009, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
In thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,154	$(14)	$131	$(1)	$1,285	$(15)
Residential mortgage-backed securities:
Government-sponsored agencies	12,314	(85)	-	-	12,314	(85)
Nongovernment-sponsored entities	13,254	(944)	18,251	(4,005)	31,505	(4,949)
State and political subdivisions	1,021	(1)	386	(4)	1,407	(5)
Corporate debt securities	982	(16)	-	-	982	(16)
Tax-exempt debt securities
State and political subdivisions	-	-	1,236	(86)	1,236	(86)
Total temporarily impaired securities	28,725	(1,060)	20,004	(4,096)	48,729	(5,156)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	436	(53)	956	(22)	1,392	(75)
Total other-than-temporarily
impaired securities	436	(53)	956	(22)	1,392	(75)
Total	$29,161	$(1,113)	$20,960	$(4,118)	$50,121	$(5,231)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
In thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$26,607	$(581)	$138	$(1)	$26,745	$(582)
Residential mortgage-backed securities:
Government-sponsored agencies	9,612	(91)	68	(1)	9,680	(92)
Nongovernment-sponsored entities	24,500	(1,530)	21,485	(4,637)	45,985	(6,167)
Tax-exempt debt securities
State and political subdivisions	12,100	(138)	3,748	(288)	15,848	(426)
Total temporarily impaired securities	72,819	(2,340)	25,439	(4,927)	98,258	(7,267)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1,670	(244)	1,670	(244)
Total other-than-temporarily
impaired securities	-	-	1,670	(244)	1,670	(244)
Total	$72,819	$(2,340)	$27,109	$(5,171)	$99,928	$(7,511)

We held 42 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at September 30, 2010.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At September 30, 2010, we had $5 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities and not to deterioration in credit quality.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans are summarized as follows:

	September 30,	December 31,	September 30,
In thousands	2010	2009	2009
Commercial	$95,939	$122,508	$125,743
Commercial real estate	430,003	465,037	457,669
Construction and development	122,455	162,080	176,783
Residential real estate	360,142	372,867	376,439
Consumer	25,006	28,203	29,555
Other	5,227	5,652	6,087
Total loans	1,038,772	1,156,347	1,172,276
Less unearned income	1,734	2,011	1,996
Total loans net of unearned income	1,037,038	1,154,336	1,170,280
Less allowance for loan losses	18,869	17,000	13,848
Loans, net	$1,018,169	$1,137,336	$1,156,432

The tables below set forth information about our impaired loans.

	September 30,			December 31,
In thousands	2010	2009		2009
Impaired loans with an allowance	$21,507	$17,612		$39,210
Impaired loans without an allowance	34,047	46,708		46,123
Impaired loans without an allowance as a result of
a direct charge off	-	-		-
Total impaired loans	$55,554	$64,320	$-	$85,333

Allowance for loan losses attributed to impaired loans	$8,218	$4,735		$10,211

				Year Ended
	Nine Months Ended Sept. 30,			December 31,
In thousands	2010	2009		2009
Average balance of impaired loans	$66,834	$52,209		$75,698
Interest income recognized on impaired loans	$2,011	$44		$298

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Method Used to Measure Impairment of Impaired Loans
In thousands
Loan Category	9/30/2010	12/31/2009	Method used to measure impairment
Commerical	$1,306	$301	Fair value of collateral
Commerical real estate	16,154	43,639	Fair value of collateral
	-	7,658	Discounted cash flow
Construction and development	15,014	31,091	Fair value of collateral
Residential real estate	22,808	2,005	Fair value of collateral
	272	639	Discounted cash flow
Total	$55,554	$85,333

Included in impaired loans are troubled debt restructurings of $23,944,000, $5,259,000 and $8,297,000 at September 30, 2010, September 30, 2009, and December 31, 2009, respectively.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2010 and 2009, and for the year ended December 31, 2009 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
In thousands	2010	2009	2009
Balance, beginning of period	$17,000	$16,933	$16,933
Losses:
Commercial	406	343	479
Commercial real estate	8,289	459	469
Construction and development	5,436	15,339	16,946
Residential real estate	2,490	1,907	3,921
Consumer	246	167	214
Other	123	180	231
Total	16,990	18,395	22,260
Recoveries:
Commercial	30	14	129
Commercial real estate	6	12	23
Construction and development	184	1,594	1,615
Residential real estate	125	22	29
Consumer	76	71	90
Other	88	97	116
Total	509	1,810	2,002
Net losses	16,481	16,585	20,258
Provision for loan losses	18,350	13,500	20,325
Balance, end of period	$18,869	$13,848	$17,000

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2010 and other intangible assets by reporting unit at September 30, 2010 and December 31, 2009.

	Goodwill Activity
	Community	Insurance
In thousands	Banking	Services	Total
Balance, January 1, 2010	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, September 30, 2010	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2010			December 31, 2009
	Community	Insurance		Community	Insurance
In thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,725	-	1,725	1,612	-	1,612
Net carrying amount	$542	$-	$542	$655	$-	$655

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	650	650	-	500	500
Net carrying amount	$-	$2,350	$2,350	$-	$2,500	$2,500

We recorded amortization expense of approximately $263,000 for the nine months ended September 30, 2010 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2010 through 2012.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2010 and 2009 and December 31, 2009:

	September 30,	December 31,	September 30,
In thousands	2010	2009	2009
Interest bearing demand deposits	$152,393	$148,587	$154,683
Savings deposits	182,284	188,419	115,767
Retail time deposits	375,953	364,399	363,406
Brokered time deposits	243,040	241,814	267,237
Total	$953,670	$943,219	$901,093

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2010:

Dollars in thousands	Amount	Percent
Three months or less	$63,253	14.9%
Three through six months	37,416	8.8%
Six through twelve months	63,020	14.9%
Over twelve months	260,323	61.4%
Total	$424,012	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2010 is as follows:

In thousands
Three month period ending December 31, 2010	$97,683
Year ending December 31, 2011	232,040
Year ending December 31, 2012	89,801
Year ending December 31, 2013	82,511
Year ending December 31, 2014	45,787
Thereafter	71,171
$618,993

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2010
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
In thousands	Advances	Agreements	of Credit
Balance at September 30	$-	$657	$953
Average balance outstanding for the period	18,259	1,237	1,502
Maximum balance outstanding at
any month end during period	45,000	1,787	3,617
Weighted average interest rate for the period	0.42%	0.36%	1.63%
Weighted average interest rate for balances
outstanding at September 30	0.00%	0.25%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $329,648,000, $381,492,000 and $396,648,000 at September 30, 2010, December 31, 2009, and September 30, 2009 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at September 30,		December 31,
Dollars in thousands	2010	2009	2009
Long-term FHLB advances	$207,462	$274,011	$258,855
Long-term reverse repurchase agreements	110,000	110,000	110,000
Term loan	12,186	12,637	12,637
Total	$329,648	$396,648	$381,492

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2010 was 5.02% compared to 4.78% for the first nine months of 2009.

Subordinated debentures:  We have subordinated debt which qualifies as Tier 2 regulatory capital totaling $16.8 million at September 30, 2010, December 31, 2009, and September 30, 2009.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Subordinated debentures owed to unconsolidated subsidiary trusts: We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2010, December 31, 2009, and September 30, 2009.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

In thousands
Year Ending
December 31,	Amount
2010	$25,539
2011	35,395
2012	66,720
2013	41,885
2014	83,416
Thereafter	113,082
$366,037

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were 8,000 options granted during the first nine months of 2010 and no option grants during the first nine months of 2009.

All compensation cost related to nonvested awards was previously recognized prior to January 1, 2009.

A summary of activity in our Plans during the first nine months of 2010 and 2009 is as follows:

	For the Nine Months Ended September 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	309,180	$18.42	335,730	$18.36
Granted	8,000	3.92	-	-
Exercised	-	-	(8,000)	5.36
Forfeited	-	-	(1,600)	5.21
Outstanding, September 30	317,180	$18.17	326,130	$18.74

Other information regarding options outstanding and exercisable at September 30, 2010 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	3.33	$7.00	59,150	$5.37	$-
6.01 - 10.00	33,680	9.2	5.84	-	31,280	9.43	-
10.01 - 17.50	2,300	17.43	3.42	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	6.25	-	51,000	17.79	-
20.01 - 25.93	165,750	25.15	5.03	-	165,750	25.15	-

	317,180	18.17		$7.00	309,480	18.51	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
In thousands	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,813
Construction loans	19,489
Other loans	36,984
Standby letters of credit	2,735
Total	$103,021

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2010, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to risk weighted assets)
Summit	$130,447	11.6%	$89,772	8.0%	$112,215	10.0%
Summit Community	137,266	12.2%	89,802	8.0%	112,252	10.0%
Tier I Capital (to risk weighted assets)
Summit	$99,267	8.8%	44,886	4.0%	67,329	6.0%
Summit Community	122,882	10.9%	44,901	4.0%	67,351	6.0%
Tier I Capital (to average assets)
Summit	$99,267	6.7%	44,586	3.0%	74,310	5.0%
Summit Community	122,882	8.3%	44,562	3.0%	74,270	5.0%

As of December 31, 2009
Total Capital (to risk weighted assets)
Summit	$133,931	11.3%	95,186	8.0%	118,983	10.0%
Summit Community	134,874	11.4%	94,666	8.0%	118,332	10.0%
Tier I Capital (to risk weighted assets)
Summit	102,232	8.6%	47,593	4.0%	71,390	6.0%
Summit Community	120,055	10.1%	47,333	4.0%	70,999	6.0%
Tier I Capital (to average assets)
Summit	102,232	6.5%	47,463	3.0%	79,106	5.0%
Summit Community	120,055	7.6%	47,257	3.0%	78,762	5.0%

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

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2009.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

▪	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

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

	Nine Months Ended September 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$31,165	$-	$(1,450)	$-	$29,715
Provision for loan losses	18,350	-	-	-	18,350
Net interest income after provision for loan losses	12,815	-	(1,450)	-	11,365
Other income	2,513	3,628	1,178	(835)	6,484
Other expenses	19,593	3,215	1,352	(835)	23,325
Income (loss) before income taxes	(4,265)	413	(1,624)	-	(5,476)
Income tax expense (benefit)	(2,154)	165	(602)	-	(2,591)
Net income (loss)	(2,111)	248	(1,022)	-	(2,885)
Dividends on preferred shares	-	-	223	-	223
Net income (loss) applicable to common shares	$(2,111)	$248	$(1,245)	$-	$(3,108)
Intersegment revenue (expense)	$(750)	$(85)	$835	$-	$-
Average assets	$1,568,104	$6,946	$141,026	$(190,448)	$1,525,628

	Nine Months Ended September 30, 2009
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$34,708	$-	$(1,371)	$-	$33,337
Provision for loan losses	13,500	-	-	-	13,500
Net interest income after provision for loan losses	21,208	-	(1,371)	-	19,837
Other income	(670)	3,816	4,762	(4,977)	2,931
Other expenses	20,368	3,421	5,514	(4,977)	24,326
Income (loss) before income taxes	170	395	(2,123)	-	(1,558)
Income tax expense (benefit)	(677)	159	(758)	-	(1,276)
Net income (loss)	847	236	(1,365)	-	(282)
Dividends on preferred shares	-	-	-	-	-
Net income (loss) applicable to common shares	$847	$236	$(1,365)	$-	$(282)
Intersegment revenue (expense)	$(4,891)	$(86)	$4,977	$-	$-
Average assets	$1,590,554	$7,434	$135,839	$(134,886)	$1,598,941

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,037	$-	$(489)	$-	$9,548
Provision for loan losses	4,500	-	-	-	4,500
Net interest income after provision for loan losses	5,537	-	(489)	-	5,048
Other income	1,022	1,198	315	(249)	2,286
Other expenses	6,848	1,092	369	(249)	8,060
Income (loss) before income taxes	(289)	106	(543)	-	(726)
Income tax expense (benefit)	(566)	46	(78)	-	(598)
Net income (loss)	277	60	(465)	-	(128)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$277	$60	$(539)	$-	$(202)
Intersegment revenue (expense)	$(219)	$(30)	$249	$-	$-
Average assets	$1,561,074	$6,732	$139,673	$(213,157)	$1,494,322

	Three Months Ended September 30, 2009
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$11,398	$-	$(503)	$-	$10,895
Provision for loan losses	4,000	-	-	-	4,000
Net interest income after provision for loan losses	7,398	-	(503)	-	6,895
Other income	1,612	1,221	1,627	(1,627)	2,833
Other expenses	6,612	1,126	1,756	(1,627)	7,867
Income (loss) before income taxes	2,398	95	(632)	-	1,861
Income tax expense (benefit)	599	43	(184)	-	458
Net income (loss)	1,799	52	(448)	-	1,403
Dividends on preferred shares	-	-	-	-	-
Net income (loss) applicable to common shares	$1,799	$52	$(448)	$-	$1,403
Intersegment revenue (expense)	$(1,598)	$(29)	$1,627	$-	$-
Average assets	$1,585,248	$7,009	$138,129	$(144,083)	$1,586,303

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

Interest earning assets declined by 7.16% for the first nine months in 2010 compared to the same period of 2009 while our net interest earnings on a tax equivalent basis decreased 10.42%.  Our tax equivalent net interest margin decreased 11 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings and margin.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Community banking	$277	$1,799	$(2,111)	$847
Insurance	60	52	248	235
Parent and other	(539)	(448)	(1,245)	(1,364)
Consolidated net income	$(202)	$1,403	$(3,108)	$(282)

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

Goodwill:  Goodwill is subject to a two-step impairment test by reporting unit at least annually to determine whether write-downs of the recorded balances are necessary.  During the third quarter, we completed the required annual impairment test for 2010 for each of our reporting units, community banking and insurance services.  The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment.  If the fair value equals or exceeds the related unit’s carrying value, no write-down of recorded goodwill is necessary.  If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

The fair value, carrying amount and allocated goodwill with regard to each of our reporting units as of September 30, 2010 (date of our most recent goodwill impairment test) were as follows:

(in thousands)	Community Banking	Insurance Services

Fair value	$140,000	$7,000
Carrying amount	126,755	6,651
Allocated goodwill	1,488	4,710

Neither of our reporting units failed Step 1 of the goodwill impairment tests conducted as of September 30, 2010.  For purposes of these goodwill impairment tests, the following methodologies were utilized and key assumptions were made in determining the fair value of each reporting unit:

Community Banking – We performed an internal valuation utilizing the income approach to determine the fair value of our Community Banking reporting unit.  The income approach was based on discounted cash flows derived from assumptions of balances sheet and income statement activity based upon an internally developed forecast considering several long-term key business drivers such as anticipated loan and deposit growth.  The long term growth rate used in determining the terminal value was estimated at 3.5%, and a discount rate of 11% based upon the Capital Asset Pricing Model was applied to the Bank’s estimated future cash flow streams.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Insurance Services – We performed an internal valuation utilizing the income approach to determine the fair value of our Insurance Services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 0%, and a discount rate of 10% was applied to the Insurance Services unit’s estimated future cash flows.

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

Deferred Income Tax Assets:  At September 30, 2010, we had net deferred tax assets of $10.6 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2010 declined to a loss of $3,108,000, or $0.42 per diluted shared as compared to a loss of $282,000 or $0.04 per diluted share for the same period of 2009.  Net income applicable to common shares for the quarter ended September 30, 2010 declined to a loss of $202,000, or $0.03 per diluted share as compared to net income of $1,403,000, or $0.19 per diluted share for the quarter ended September 30, 2009.  Earnings were negatively impacted for all periods by higher provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $18.35 million and $13.50 million for the nine months ended Septembeer 30, 2010 and 2009, respectively and $4.5 million and $4.0 million for the quarters ended September 30, 2010 and 2009, respectively.  Included in earnings for the nine months ended September 30, 2010 was a $2.2 million charge resulting from the write down of a portion of our OREO properties.  Included in earnings for the nine months ended September 30, 2009 was an other-than-temporary non-cash impairment charge of $5.0 million pre-tax, equivalent to $3.1 million after-tax, or $0.42 per diluted share.  This impairment charge relates primarily to certain residential mortgage-backed securities, which we continue to own.  Returns on average equity and assets for the first nine months of 2010 were (4.41%) and (0.25%), respectively, compared with (0.43%) and (0.02%) for the same period of 2009.

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

Our net interest income on a fully tax-equivalent basis totaled $30,742,000 for the nine months ended September 30, 2010 compared to $34,319,000 for the same period of 2009, representing a decrease of $3,577,000 or 10.42%.  This decrease primarily resulted from a decline in interest earning assets, both loans and securities.  Average interest earning assets decreased 7.16% from $1,525,372,000 during the first nine months of 2009 to $1,416,098,000 for the first nine months of 2010.  Average interest bearing liabilities declined 5.48% from $1,432,368,000 at September 30, 2009 to $1,353,922,000 at September 30, 2010, at an average yield for the first nine months of 2010 of 3.03% compared to 3.25% for the same period of 2009.

Our consolidated net interest margin decreased to 2.90% for the nine months ended September 30, 2010, compared to 3.01% for the same period in 2009. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2010 compared to September 30, 2009, the yields on earning assets decreased 26 basis points, while the cost of our interest bearing funds decreased by 22 basis points.

Late in third quarter 2010, and into fourth quarter 2010, we reduced or repriced over $100 million of our higher-rate long-term borrowings which we expect to have a favorable impact on our net interest margin by reducing our cost of funds as follows:

•	$56 million of long term FHLB advances matured or were paid off at an average rate of 5.44%
•	$27 million of long term repurchase agreements repriced from an average rate of 9.18% to 4.63%.
•	$20.9 million of brokered certificates of deposit matured at an average rate of 4.6% and was replaced with $23.7 million at an average rate of 2.8%

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Assuming no significant change in market interest rates, we anticipate an improved net interest margin in the near term as a result of our anticipated lower cost of funds, we do not expect interest rates to rise in the near future, we do not expect significant growth in our interest earning assets, nor do we expect our nonperforming asset balances to decline significantly in the near future.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,104,611	$49,519	5.99%	$1,191,692	$54,033	6.06%
Tax-exempt (2)	6,177	367	7.94%	8,112	502	8.27%
Securities
Taxable	250,511	9,494	5.07%	277,558	12,226	5.89%
Tax-exempt (2)	40,778	2,032	6.66%	46,988	2,382	6.78%
Federal funds sold and interest
bearing deposits with other banks	14,021	21	0.20%	1,022	6	0.78%
Total interest earning assets	1,416,098	61,433	5.80%	1,525,372	69,149	6.06%

Noninterest earning assets
Cash & due from banks	4,280			14,110
Premises and equipment	23,896			23,446
Other assets	100,597			55,390
Allowance for loan losses	(19,243)			(19,377)
Total assets	$1,525,628			$1,598,941

Interest bearing liabilities
Interest bearing demand deposits	$146,152	$463	0.42%	$154,945	$586	0.51%
Savings deposits	193,769	1,883	1.30%	96,011	1,173	1.63%
Time deposits	600,976	13,691	3.05%	636,569	17,314	3.64%
Short-term borrowings	20,998	79	0.50%	113,896	487	0.57%
Long-term borrowings
and capital trust securities	392,027	14,575	4.97%	430,947	15,270	4.74%
Total interest bearing liabilities	1,353,922	30,691	3.03%	1,432,368	34,830	3.25%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	72,329			71,359
Other liabilities	8,609			8,592
Shareholders' equity	90,768			86,622
Total liabilities and
shareholders' equity	$1,525,628			$1,598,941
Net interest earnings		$30,742			$34,319
Net yield on interest earning assets			2.90%			3.01%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $1,037,000 and $981,000 for the periods ended
September 30, 2010 and September 30 2009, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	September 30, 2010 versus September 30, 2009
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(3,909)	$(605)	$(4,514)
Tax-exempt	(116)	(19)	(135)
Securities
Taxable	(1,123)	(1,609)	(2,732)
Tax-exempt	(310)	(40)	(350)
Federal funds sold and interest
bearing deposits with other banks	22	(7)	15
Total interest earned on
interest earning assets	(5,436)	(2,280)	(7,716)

Interest paid on:
Interest bearing demand
deposits	(32)	(91)	(123)
Savings deposits	991	(281)	710
Time deposits	(928)	(2,695)	(3,623)
Short-term borrowings	(355)	(53)	(408)
Long-term borrowings and capital
trust securities	(1,423)	728	(695)
Total interest paid on
interest bearing liabilities	(1,747)	(2,392)	(4,139)

Net interest income	$(3,689)	$112	$(3,577)

Noninterest Income

Total noninterest income increased to $6,484,000 for the first nine months of 2010, compared to $2,931,000 for the same period of 2009, with smaller other-than-temporary impairment charges on securities being the primary positive component.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Insurance commissions	$1,227	$1,254	$3,659	$3,881
Service fees	763	859	2,298	2,452
Realized securities gains (losses)	67	428	1,587	723
Other-than-temporary impairment of securities	(109)	-	(138)	(4,983)
Gain (loss) on sale of assets	(84)	9	111	(115)
Writedown of OREO	-	-	(2,194)	-
Other	422	282	1,161	973
Total	$2,286	$2,832	$6,484	$2,931

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

Writedown of OREO:  During the first nine months of 2010, we recorded a $2,194,000 charge to writedown certain OREO properties to estimated fair value as part of our normal, ongoing re-appraisal process.  $2,130,000 of this writedown is attributable to three residential subdivisions located within Berkeley County, West Virginia.

Noninterest Expense

Total noninterest expense decreased approximately 4.1% for the nine months ended September 30, 2010, as compared to the same period in 2009.  These expenses increased slightly for third quarter 2010 compared to third quarter 2009.  While OREO expenses continue to increase due to higher levels of foreclosed properties, salaries, commissions, and employee benefits decreased for the nine months ended September 30, 2010 compared to the same period of 2009 due to compensation freezes and staff reductions and FDIC premiums are lower in 2010 due to the special assessment that occurred during second quarter 2009.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2010	$	%	2009	2010	$	%	2009
Salaries, commissions, and employee benefits	$3,866	$4	0.1%	$3,862	$11,428	$(1,021)	-8.2%	$12,449
Net occupancy expense	498	14	2.9%	484	1,529	(19)	-1.2%	1,548
Equipment expense	620	(34)	-5.2%	654	1,883	(107)	-5.4%	1,990
Supplies	117	3	2.6%	114	360	45	14.3%	315
Professional fees	223	(107)	-32.4%	330	759	(308)	-28.9%	1,067
Amortization of intangibles	88	-	0.0%	88	263	-	0.0%	263
FDIC premiums	715	55	8.3%	660	2,165	(123)	-5.4%	2,288
OREO expense	671	532	382.7%	139	1,147	852	288.8%	295
Other	1,262	(274)	-17.8%	1,536	3,791	(321)	-7.8%	4,112
Total	$8,060	$193	2.5%	$7,867	$23,325	$(1,002)	-4.1%	$24,327

Credit Experience

Due to current recessionary economic conditions, borrowers have in many cases been unable to meet their current debt obligation due to a range of factors including declining property values and elevated unemployment levels.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will remain higher than historical levels for the near term, and we anticipate that nonperforming assets will remain elevated for the foreseeable future.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $4,500,000 and $18,350,000 provisions for loan losses for the third quarter and first nine months of 2010, respectively, compared to $4,000,000 and $13,500,000 for the same periods in 2009.  During third quarter 2010, we charged off several loans which had specific reserve allocations.  Therefore, our specific reserves decreased while our general reserve increased as a result of continuing historically high quarterly net loan charge off’s which resulted in a $1.5 million increase to the quantitative reserve component of our allowance for loan losses during third quarter 2010.  At September 30, 2010, the allowance for loan losses totaled $18,869,000 or 1.82% of loans, net of unearned income, compared to $17,000,000 or 1.47% of loans, net of unearned income, at December 31, 2009.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Table IV - Summary of Non-Performing Assets

In thousands	September 30,				December 31,
	2010		2009		2009
Accruing loans past due 90 days or more	$2,415		$781		$201
Nonaccrual loans
Commercial	880		396		408
Commercial real estate	5,386		22,294		35,217
Commercial construction and development	-		10,354		11,553
Residential construction and development	14,419		16,730		14,775
Residential real estate	6,153		8,263		4,407
Consumer	60		34		381
Total nonaccrual loans	26,898	-	58,071	-	66,741
Foreclosed properties
Commercial	-		-		-
Commercial real estate	13,091		4,873		4,788
Commercial construction and development	16,691		1,903		2,028
Residential construction and development	35,197		23,375		30,230
Residential real estate	3,374		1,042		3,247
Consumer	-		-		-
Total foreclosed properties	68,353	-	31,193	-	40,293
Repossessed assets	314		1		269
Total nonperforming assets	$97,980		$90,046		$107,504
Total nonperforming loans as a
percentage of total loans	2.82%		5.02%		5.79%
Total nonperforming assets as a

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
In thousands	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009

Commercial	$817	$516	$1,209	$1,585	$177
Commercial real estate	1,933	9,246	9,497	3,861	5,064
Construction and development	1,711	819	11,654	1,161	9,362
Residential real estate	7,050	10,846	8,638	8,250	8,381
Consumer	691	536	419	835	810
Total	$12,202	$21,963	$31,417	$15,692	$23,794

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at September 30, 2010.

Significant Nonperforming Loan Relationships
September 30, 2010
In thousands
Location by Region	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
North Central WV	Residential building lots & undeveloped residential & commercial acreage	Aug. 2008	Jun. 2010	$5,306	Collateral value	$2,000	(1)	$3,466	$-
No. Shenandoah Valley, VA	Single family residence	Oct. 2006	Oct. 2010	$1,291	Collateral value	$815	(1)	$557	$-
Rockingham Co., VA & Hardy Co., WV	Residential subdivision & undeveloped acreage	Nov. 2007	Mar. 2009	$3,715	Collateral value	$3,034	(1)	$1,097	$-
No. Shenandoah Valley, VA	Commercial building	Nov. 2006	Jun. 2010	$2,024	Collateral value	$2,076	(1)	$148	$-
Northern VA	Commercial building	Jan. 2009	Jun. 2010	$1,306	Collateral value	$1,490	(2)	$-	$-
Hardy Co., WV	Commercial building & equipment	Oct. 2008 & Jul. 2009	Sept. 2010	$1,188	Collateral value	$1,233	(3)	$363	$-
Western MD and Florida	Residential development, undeveloped acreage, 2 residential condos, a single family residence and a residential building lot	Various 2003-2007	Jun. 2010	$5,819	Collateral value	$7,937	(1)	$531	$-

(1) - Values are based upon recent external appraisal.
(2) - Values for equipment are based upon equipment trader prices and management's estimate of value.
(3)- Value is based upon appraisal obtained at loan origination. New appraisal has been ordered.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans decreased from 10.66% at December 31, 2009 to 9.43% at September 30, 2010.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The decreases in the commercial real estate and land development and construction categories were primarily the result of foreclosures.  Refer to the Asset Quality section of the financial review of the 2009 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Internally Criticized Loans

In thousands	9/30/2010	6/30/2010	3/31/2010	12/31/2009
Commerical	$7,272	$8,113	$7,342	$6,413
Commercial real estate	35,401	45,971	63,079	56,726
Land development & construction	27,544	27,216	30,145	38,279
Residential real estate	27,788	24,714	22,705	21,854
Consumer	-	-	-	-
Total	$98,005	$106,014	$123,271	$123,272

Included in the above table of internally criticized loans are approximately $4.9 million of performing loans which we have identified as potential problem loans at September 30, 2010.  These loans are performing at September 30, 2010, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans are and historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  While our collateral-dependant impaired loans typically are guaranteed by the principles and/or related interests of the borrower, rarely is it deemed probable that such guarantees will result in any meaningful repayment of the loan.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment relative to approximately 39% (by dollar volume) of our nonperforming loans that were evaluated for impairment at September 30, 2010, and therefore in such cases no specific reserve allocation is required. Due to the fact that our allowance for loan losses on impaired loans is based on the fair value of the underlying collateral less cost to sell, our allowance for loan losses will not always increase proportionately as our nonperforming loans increase. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rates applied to the loans which are collectively evaluated for impairment.

At September 30, 2010, December 31, 2009, and September 30, 2009, our allowance for loan losses totaled $18,869,000, or 1.82% of total loans, $17,000,000, or 1.47% of total loans and $13,848,000, or 1.18% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At September 30, 2010, December 31, 2009, and September 30, 2009, we had approximately $68,353,000, $40,293,000 and $31,193,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,496,412,000 at September 30, 2010, compared to $1,584,625,000 at December 31, 2009, representing a 5.6% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2009 and September 30, 2010.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
Dollars in thousands	2009	Amount	Percentage	2010
Assets
Securities available for sale	$271,654	(3,798)	-1.4%	$267,856
Loans, net of unearned interest	1,154,336	(117,298)	-10.2%	1,037,038

Liabilities
Deposits	$1,017,338	$12,694	1.2%	$1,030,032
Short-term borrowings	49,739	(48,129)	-96.8%	1,610
Long-term borrowings	381,492	(51,844)	-13.6%	329,648
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 10.2% and securities decreased 1.4% during the first nine months of 2010.  We have restricted our growth in order to improve our capital ratios.

Deposits increased approximately $12.7 million during the first nine months of 2010, primarily in retail deposits.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The decrease in both short term and long term borrowings is primarily attributable to paying down FHLB overnight advances and the maturities and repayments of long-term FHLB advances during the first nine months of 2010 funded by reductions in loans and securities portfolios.

Refer to Notes 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2010 and December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which totaled approximately $272.9 million or 18.2% of total consolidated assets at September 30, 2010.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $416 million.  As of September 30, 2010 and December 31, 2009, these advances totaled approximately $207 million and $304 million, respectively.  At September 30, 2010, we had additional borrowing capacity of $208 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2010 was approximately $83 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $356 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $5 million available for capital infusion into Summit Community.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.
•	Would still have available current liquid funding sources totaling $106 million aside from its FHLB line and,
•
In addition, would have available currently almost $49 million unpledged government agency securities (debentures and mortgage backed securities) that are available for use in repurchase arrangements with institutional broker and would result in a funding source of at least $39 million to meet unforeseen liquidity needs.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $356 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2010 totaled $90,234,000 compared to $90,660,000 at December 31, 2009.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2010.

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2010	$25,539	$-	$63
2011	35,395	-	199
2012	66,720	-	151
2013	41,885	-	138
2014	83,416	-	125
Thereafter	113,082	19,589	21
Total	$366,037	$19,589	$697

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2010 are presented in the following table.

September 30,
Dollars in thousands	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,813
Construction loans	19,489
Other loans	36,984
Standby letters of credit	2,735
Total	$103,021

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2010.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.59%	6.34%
Up 100 (1)	-0.78%	3.33%
Up 200 (1)	-2.28%	1.17%
Up 400 (2)	-2.26%	0.34%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2010, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2010 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2010