Form 10-K
period 2010-12-31
SUMMIT FINANCIAL GROUP INC
filed 2011-03-01
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 0-16587

Summit Financial Group, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0672148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 N. Main Street Moorefield, West Virginia	26836
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2010, was approximately $14,504,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 22, 2011, was 7,425,472.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.
Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011	Part III - Items 10, 11, 12, 13, and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.           Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.48 billion financial holding company headquartered in Moorefield, West Virginia.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $1,000,000.  We generally do not seek loans of more than $5 million but will consider larger lending relationships which involve exceptional levels of credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

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

   Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $138.2 million as of December 31, 2010.  As of this date, we had loans approximating $69.4 million that exceeded the above regulatory LTV guidelines, as follows:

Residential real estate
Owner occupied – 1st lien	$ 12.0 million
Owner occupied – 2nd lien	$ 1.2 million

Commercial real estate
Residential non-owner occupied, 1st lien	$ 5.3 million
Owner occupied commercial real estate	$ 21.8 million
Other commercial real estate	$ 11.2 million

Construction, development & land	$ 17.9 million

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

Supervision and Regulation

General

We, as a financial holding company, are subject to the restrictions of the Bank Holding Company Act of 1956, as amended (“BHCA”), and are registered pursuant to its provisions.  As a registered financial holding company, we are subject to the reporting requirements of the Board of Governors of the Federal Reserve System (“FRB”), and are subject to examination by the FRB.

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

The BHCA permits us to purchase or redeem our own securities.  However, Regulation Y provides that prior notice must be given to the FRB if the total consideration for such purchase or consideration, when aggregated with the net consideration paid by us for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of our consolidated net worth.  Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

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

The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  The FRB also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1 million for each day the activity continues.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

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

▪
Require the bank regulators to seek to make its capital requirements for all banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers.  "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (including related surplus) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles.  "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions.  "Total capital" is the sum of Tier 1 and Tier 2 capital.  Financial holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a financial holding company's Tier 1 capital.

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

Section 305 of FDICIA (as defined below) required the FRB and other banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies include, in their evaluations of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2010 are set forth in the table in Note 16 of the notes to the consolidated financial statements on page 80.

Basel III Standards.  In December 2010, the Basel Committee on Banking Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•
introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•
as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

•	3.5% CET1 to risk-weighted assets;
•	4.5% Tier 1 capital to risk-weighted assets; and
•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

Liquidity Ratios under Basel III.  Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statutes.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2010.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”).  Under the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods.  Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution.  In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.  On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”).  In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”).  The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities.  Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

In the most recent CRA examination by the bank regulatory authorities, Summit Community Bank was given a “satisfactory” CRA rating.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry.  The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  New opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  The GLB Act provides a new regulatory framework through the financial holding company, which has as its “umbrella regulator” the FRB.  Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulators.  The GLB Act makes a CRA rating of satisfactory or above necessary for insured depository institutions and their financial holding companies to engage in new financial activities.  The GLB Act specifically gives the FRB the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury Department, and gives the FRB authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

Employees

At February 15, 2011, we employed 234 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

Description of Information                                                                                                           Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets	31
b.	Analysis of Net Interest Earnings	29
c.	Rate Volume Analysis of Changes in Interest Income and Expense	32
2.	Investment Portfolio
a.	Book Value of Investments	35
b.	Maturity Schedule of Investments	35
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity	35
3.	Loan Portfolio
a.	Types of Loans	34
b.	Maturities and Sensitivity to Changes in Interest Rates	63
c.	Risk Elements	36
d.	Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	41
5.	Deposits
a.	Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid                                                                                   31
b.	Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More                                                              73
6.	Return of Equity and Assets	29
7.	Short-term Borrowings	73

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

The recently enacted Dodd-Frank Act may adversely affect our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, among other things, provisions creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks and disallowing trust preferred securities as qualifying for Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing numerous corporate governance changes.  Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess all the effects the Dodd-Frank Act will have on the financial industry, including Summit, at this time. We expect that operating and compliance costs will increase and could adversely affect Summit’s financial condition and results of operations.

      In addition, these changes may also require Summit to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements which may negatively impact Summit’s financial condition and results of operation. Summit is currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on Summit and its operations.

Risks Relating to Our Business

We are subject to certain supervisory actions by bank supervisory authorities that could have a material negative effect on our business, financial condition and the value of our common stock.

      On September 24, 2009, as amended effective February 1, 2011, Summit Community entered into an informal Memorandum of Understanding (“Bank MOU”) with the FDIC and the West Virginia Division of Banking. A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the Bank MOU, we have agreed to address the following matters relative to the Bank:

▪	increased monitoring of the Bank’s current financial position;

▪
approval of an internally-prepared written risk assessment of all business activities and product lines of the Bank and the establishment of goals and limitations for each such business activity or product identified as containing elevated degrees of risk;

▪	achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total-risk-based capital ratio of at least 11%;

▪	declaring an intent to pay a cash dividend only if we give 30 days prior notice to our regulatory authorities and they do not object;

▪	reviewing the adequacy of the Bank’s loan policies and approving necessary changes to strengthen credit administration and risk identification;

▪	reviewing the investment policy and approving changes as appropriate;

▪	reviewing the organizational structure of the Bank’s lending department;

▪	providing the Bank’s regulatory authorities with updated reports of criticized assets and/or formal work-out plans for all nonperforming borrowers with outstanding balances exceeding $1.0 million;

▪	establishing procedures to report all loans with balances exceeding $500,000 that have credit weaknesses or that fall outside of the Bank’s policy;

▪	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

▪	employing a qualified independent third party to assess the procedures used to estimate the Bank’s allowance for loan and lease losses in accordance with FAS 5 and FAS 114;

▪	preparing an updated comprehensive budget and earnings forecast for the bank;

▪	developing a comprehensive three-year strategic plan for the bank;

▪	reviewing overall liquidity objectives and developing and submitting to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities;

▪
performing a risk segmentation analysis of concentrations of credit and developing a plan to reduce any segment of the portfolio which regulatory authorities deem to be an undue concentration of credit; and

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

      The Bank MOU and Holding Company MOU (the "MOUs") will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities.

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

      Although we and the Bank both qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2010, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

      Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted from accepting such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized, such as the Bank, to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. These restrictions could materially and adversely affect our ability to access lower costs funds and thereby decrease our future earnings capacity.

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

      Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) that are categorized as “well-capitalized,” (iii) that were found to be well managed and whose composite rating was outstanding and (iv) that have not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every 18 months.

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

      We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2010, our allowance for loan losses totaled $17.2 million, which represents approximately 1.70% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

We are subject to changes in public policy due to Health Care Reform that can adversely affect the markets for our insurance subsidiary’s products and services and our profitability.

In March 2010, President Obama signed into law Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) which makes broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and will significantly impact the business operations and financial results of our insurance subsidiary, which markets and sells employee benefit products, including health insurance.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

We do business with other financial institutions that could experience financial difficulty.

We do business through the purchase and sale of Federal funds, check clearing and through the purchase and sale of loan participations with other financial institutions.  Because these financial institutions have many risks, as do we, we could be adversely effected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them.

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

      We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2010, brokered deposits totaled $230.3 million, or approximately 22.2% of our total deposits, compared to brokered deposits in the amount of $241.8 million or approximately 23.8% of our total deposits at December 31, 2009.  As of December 31, 2010, approximately $69.7 million in brokered deposits, or approximately 30.3% of our total brokered deposits, are short-term and mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

      We also have borrowings with the Federal Home Loan Bank, or the FHLB.  As of December 31, 2010, our FHLB  borrowings maturing within one year totaled $22.4 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on those properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Our business is subject to significant government regulation.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the West Virginia Division of Banking, the Federal Reserve Board and the FDIC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations.  The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

As a result, significant new legislation and regulatory reform passed in 2010 and future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations.  New legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, assess fees, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Changes in accounting standards could impact reported earnings.

The accounting standard setting bodies, including the Financial Accounting Standards Board and other regulatory bodies periodically change the financial accounting and reporting standards affecting the preparation of financial statements.  These changes are not within our control and could materially impact our financial statements.

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

      As of February 22, 2011 our executive officers and directors beneficially own 31.07% of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future and by the conversion of our Series 2009 Preferred Stock.

      Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May, 2008, as of December 31, 2010, 309,180 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders, a new officer stock option plan was approved providing for 350,000 shares of common stock to be available for issuance under the plan.  As of December 31, 2010, 8,000 shares of our common stock are issuable under options granted in connection with our 2009 Plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

Changes in United States tax laws may have a detrimental impact on the after-tax return on investment.

Changes in the tax law or a failure by Congress to extend or make permanent certain provisions of the Internal Revenue Code may adversely affect the after-tax return on investment by holders of our preferred stock or common stock.  Specifically, the designation of dividends as qualified dividends currently results in a lower rate of taxation to certain taxpayers, including individuals.

This provision is currently set to expire, and will no longer be available for tax years beginning after December 31, 2010.  We can give no assurances that this provision will be extended or made permanent or that other detrimental changes in current tax law will not be enacted.

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

      Although we have not finalized plans to issue additional securities, we are currently exploring the merits of conducting an additional offering of convertible preferred stock to our existing shareholders.

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our stockholders.

      We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled $19,589,000 at December 31, 2010 and 2009.

      Distributions on the capital securities issued by the trusts are payable quarterly at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.

      Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.  In 2010, our total interest payments on these junior subordinated debentures approximated $536,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $130,000.

      The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

      We have also issued $16.8 million of subordinated debt. In 2008, $10 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years. During 2009, $5 million was issued to an affiliate of a director of

 Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.   Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  Our total interest payments on this subordinated debt in 2010 were approximately $996,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $245,000.

Holders of our Series 2009 Preferred Stock have rights senior to those of our common stockholders.

      In September 30, 2009, we issued 3,710 shares of our Series 2009 preferred stock in the amount of $3.71 million.  Our Series 2009 preferred stock has rights and preferences that could adversely affect holders of our common stock.  For example, upon any voluntary or involuntary liquidation, dissolution, or winding up of our business, the holders of our Series 2009 preferred stock are entitled to receive distributions out of our available assets before any distributions can be made to holders of our common stock.

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

Your shares are not an insured deposit.

      Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

Other

           Additional factors could have a negative effect on our financial performance and the value of our common stock.  Some of these factors are general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2010, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia offices of Summit Community, and also leases a location in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well-located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on page 71.

Item 3.     Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 14 of our consolidated financial statements on page 79.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Dividends paid	$-	$-	$-	$-
High Bid	4.24	5.00	4.75	5.00
Low Bid	3.67	2.38	2.30	3.51

2009
Dividends paid	$-	$0.06	$-	$-
High Bid	10.00	8.75	8.62	5.01
Low Bid	6.85	5.25	5.00	3.50

Historically, we have paid semi-annual dividends on our common stock on the 15th day of June and December, and the record date has been the 1st day of each respective month.  The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the Federal Reserve Board.  We are presently restricted from paying dividends on our common shares as discussed in Item 1A. – Risk Factors on page 12 and Item 7. -- Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26, and in Note 16 of our consolidated financial statements on page 79.  Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Under the terms of the Bank MOU, Summit Community may only pay dividends to us if they give 30 days prior notice to the FDIC and the West Virginia Division of Banking and they do not object.

As of February 22, 2011, there were approximately 1,264 shareholders of record of Summit’s common stock.

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

There were no purchases of Summit common stock under the Repurchase Plan or Summit’s ESOP plan for the quarter ended December 31, 2010.

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2010.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2010	2009	2008	2007	2006
Summary of Operations
Interest income	$79,672	$89,536	$93,484	$91,384	$80,278
Interest expense	39,520	45,994	49,409	52,317	44,379
Net interest income	40,152	43,542	44,075	39,067	35,899
Provision for loan losses	21,350	20,325	15,500	2,055	1,845
Net interest income after provision
for loan losses	18,802	23,217	28,575	37,012	34,054
Noninterest income	7,221	5,800	2,868	7,357	3,634
Noninterest expense	30,953	31,898	29,434	25,098	21,610
Income (loss) before income taxes	(4,930)	(2,881)	2,009	19,271	16,078
Income tax expense (benefit)	(2,955)	(2,165)	(291)	5,734	5,018
Income (loss) from continuing operations	(1,975)	(716)	2,300	13,537	11,060
Income (loss) from discontinued operations	-	-	-	(7,081)	(2,803)
Net income (loss)	(1,975)	(716)	2,300	6,456	8,257
Dividends on preferred shares	297	74	-	-	-
Net income (loss) applicable to common shares	$(2,272)	$(790)	$2,300	$6,456	$8,257

Balance Sheet Data (at year end)
Assets	$1,478,470	$1,584,625	$1,627,116	$1,435,536	$1,235,519
Securities available for sale	271,730	271,654	327,606	283,015	235,780
Loans	995,319	1,137,336	1,192,157	1,052,489	916,045
Deposits	1,036,939	1,017,338	965,850	828,687	888,687
Short-term borrowings	1,582	49,739	153,100	172,055	60,428
Long-term borrowings	304,109	381,492	382,748	315,738	176,110
Shareholders' equity	89,821	90,660	87,244	89,420	78,752

Credit Quality
Net loan charge-offs	$21,126	$20,258	$7,759	$1,066	$446
Nonperforming assets	92,235	107,504	56,082	12,391	5,353
Allowance for loan losses	17,224	17,000	16,933	9,192	7,511

Per Share Data
Earnings per share from continuing operations
Basic earnings	$(0.31)	$(0.11)	$0.31	$1.87	$1.55
Diluted earnings	(0.31)	(0.11)	0.31	1.85	1.54
Earnings per share from discontinued operations
Basic earnings	-	-	-	(0.98)	(0.39)
Diluted earnings	-	-	-	(0.97)	(0.39)
Earnings per share
Basic earnings	(0.31)	(0.11)	0.31	0.89	1.16
Diluted earnings	(0.31)	(0.11)	0.31	0.88	1.15
Book value per common share (at year end) (A)	11.01	11.19	11.77	12.07	11.12
Tangible book value per common share (at year end) (A)	9.90	10.04	10.46	10.70	10.66
Cash dividends	-	0.06	0.36	0.34	0.32

Performance Ratios
Return on average equity	-2.60%	-0.90%	2.59%	7.34%	10.44%
Return on average assets	-0.15%	-0.05%	0.15%	0.50%	0.70%
Equity to assets	6.1%	5.7%	5.4%	6.2%	6.4%

(A) - Assumes conversion of convertible preferred stock

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

DESCRIPTION OF BUSINESS

We are a $1.48 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 17 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 234 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2010

•
Net loss for 2010 totaled $2,272,000 compared to net loss of $790,000 in 2009.  These losses are primarily the result of lower net interest income, continued high loan loss provisions, and charges related to the writedowns of OREO properties to fair value and other than temporary impairments of securities.

•	Our allowance for loan losses totaled 1.70% of total loans at December 31, 2010, compared to 1.47% at December 31, 2009.

•
In 2010, nonperforming assets decreased by $15.3 million. We continue to manage our problem assets through a combination of asset sales, loan workouts and charge-offs. However, disposition of foreclosed real estate remains difficult to achieve as the return of our real estate markets to normal activity levels has been slow.

•	The impact of foregone net interest income from nonaccruing loans negatively impacted the margin keeping it well below historical margins.

•	During 2010, we reduced wholesale funding to 36% of total assets, compared to 42% a year ago.

•	We remained well-capitalized by regulatory capital guidelines at December 31, 2010.

OUTLOOK

Summit remains well-capitalized and is adequately reserved.  The Company has adequate liquidity and is positioned to weather the current economic conditions and return to profitability when conditions improve.  In the short-term, however, Management anticipates the Company’s net income and earnings per common share will continue to be negatively impacted by continuing high levels of loan losses and nonperforming assets, a weak economy, modest reductions in total assets and revenues, and high FDIC premiums.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, fair value measurements, and Other Real Estate Owned (“OREO”) valuations to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for loan losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 6 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

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

The fair value, carrying amount and allocated goodwill with regard to each of our reporting units as of September 30, 2010 (date of our most recent goodwill impairment test) were as follows:

(in thousands)	Community Banking	Insurance Services

Fair value	$159,510	$7,000
Carrying amount	126,755	6,651
Allocated goodwill	1,488	4,710

Neither of our reporting units failed Step 1 of the goodwill impairment tests conducted as of September 30, 2010.  For purposes of these goodwill impairment tests, the following methodologies were utilized and key assumptions were made in determining the fair value of each reporting unit:

Community Banking – A third party valuation was performed utilizing the income approach to determine the fair value of our Community Banking reporting unit.  The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity based upon an internally developed forecast considering several long-term key business drivers such as anticipated loan and deposit growth.  The long term growth rate used in determining the terminal value was estimated at 3.5%, and a discount rate of 11.5% based upon the Capital Asset Pricing Model was applied to the Bank’s estimated future cash flow streams.

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

We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Note 9 of the accompanying consolidated financial statements for further discussion of our intangible assets, which include goodwill.

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

OREO Valuations:  At December 31, 2010, we had OREO totaling $70,235,000, which is carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined generally utilizing current “as is” appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data.  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income in the consolidated statements of income.

Deferred Income Tax Assets:  At December 31, 2010, we had net deferred tax assets of $10.6 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 17 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2010	2009	2008
Community banking	$(838)	$563	$4,119
Insurance	249	248	330
Parent and other	(1,683)	(1,601)	(2,149)
Consolidated net income	$(2,272)	$(790)	$2,300

RESULTS OF OPERATIONS

Earnings Summary

Net loss applicable to common shares was $2,272,000 and $790,000 for 2010 and 2009, respectively, compared to net income of $2,300,000 for the year ended December 31, 2008.  On a per share basis, the loss applicable to common shares was $0.31 and $0.11 per diluted share in 2010 and 2009, respectively, compared to net income per diluted share of $0.31 in 2008.  Return on average equity was (2.60%) in 2010 compared to (0.90%) in 2009 and 2.59% in 2008.  Return on average assets for the year ended December 31, 2010 was (0.15%) compared to (0.05%) in 2009 and 0.15% in 2008.  Included in 2010’s net loss is a $21.4 million loan loss provision, writedowns of OREO properties to fair value of $3.4 million and other-than-temporary non-cash impairment charges of $988,000 related to certain residential mortgage-backed securities, which we continue to own.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2010, 2009 and 2008 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $41,222,000, $44,840,000, and $45,438,000 for the years ended December 31, 2010, 2009, and 2008, respectively, representing decreases of 8.1% and 1.3% in 2010 and 2009, respectively.  The 2010 decrease was driven by our reductions in interest earning assets, reflecting significantly weak demand for new loans and planned reductions in our balance sheet made to enhance our capital ratios. The decrease in 2009 was primarily the result of higher levels of nonaccruing loans, and the impact of the reversal of interest income at the time those loans were placed on nonaccrual status.  Total average earning assets decreased 7.54% to $1,398,452,000 at December 31, 2010 from $1,512,511,000 at December 31, 2009.   Total average interest bearing liabilities decreased 6.38% to $1,337,816,000 at December 31, 2010, compared to $1,428,911,000 at December 31, 2009.  As identified in Table II, tax equivalent net interest income decreased $3,618,000 in 2010 and $598,000 during 2009.

  Our net interest margin was 2.95% for 2010 compared to 2.96% and 3.13% for 2009 and 2008, respectively.  Our net interest margin decreased 1 basis point in 2010 and 17 basis points in 2009.  The 2009 margin decrease was driven primarily by the reversal of loan interest income related to nonperforming loans placed on nonaccrual status and reductions in market interest rates resulting in our yield on interest earning assets declining by 53 basis points, despite a 45 basis point reduction in the cost of interest bearing liabilities during the same period.  The continuing low interest rate environment throughout 2010 has served to positively impact our net interest margin due to our liability sensitive balance sheet, as the cost of interest bearing funds decreased 27 basis points in 2010 which virtually offset the 24 basis point reduction in the yield on interest earning assets.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Late in third quarter 2010, and into fourth quarter 2010, we reduced or repriced over $100 million of our higher-rate long-term borrowings which we expect to have a favorable impact on our net interest margin by reducing our cost of funds as follows:

•	$56 million of long term FHLB advances matured or were paid off at an average rate of 5.44%
•	$27 million of long term repurchase agreements repriced from an average rate of 9.18% to 4.63%.
•	$20.9 million of brokered certificates of deposit matured at an average rate of 4.6% and were replaced by $23.7 million at an average rate of 2.8%

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

TABLE I - AVERAGE DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST EARNINGS & EXPENSES, AND AVERAGE YIELDS/RATES
	2010			2009			2008
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,082,537	$65,643	6.06%	$1,184,571	$71,405	6.03%	$1,127,808	$77,055	6.83%
Tax-exempt (2)	5,965	476	7.98%	8,045	665	8.27%	8,528	697	8.17%
Securities
Taxable	253,529	11,922	4.70%	271,820	15,602	5.74%	264,667	13,707	5.18%
Tax-exempt (2)	40,048	2,670	6.67%	46,740	3,150	6.74%	49,953	3,380	6.77%
Federal Funds sold and interest
bearing deposits with other banks	16,373	31	0.19%	1,335	13	0.97%	370	8	2.16%
	$1,398,452	$80,742	5.77%	$1,512,511	$90,835	6.01%	$1,451,326	$94,847	6.54%
Noninterest earning assets
Cash and due from banks	4,267			18,282			18,792
Banks premises and equipment	23,742			23,646			22,154
Other assets	104,907			60,656			38,760
Allowance for loan losses	(19,226)			(18,293)			(12,980)
Total assets	$1,512,142			$1,596,802			$1,518,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$147,513	$583	0.40%	$154,233	$784	0.51%	$190,066	$2,416	1.27%
Savings deposits	188,233	2,323	1.23%	112,712	1,774	1.57%	55,554	908	1.63%
Time deposits	605,663	18,131	2.99%	632,988	22,407	3.54%	568,491	24,019	4.23%
Short-term borrowings	16,172	80	0.49%	99,497	573	0.58%	112,383	2,392	2.13%
Long-term borrowings and
subordinated debentures	380,235	18,403	4.84%	429,481	20,457	4.76%	419,454	19,674	4.69%
	$1,337,816	$39,520	2.95%	$1,428,911	$45,995	3.22%	$1,345,948	$49,409	3.67%
Noninterest bearing liabilities
Demand deposits	73,971			71,281			75,165
Other liabilities	9,597			8,666			7,976
Total liabilities	1,421,384			1,508,858			1,429,089

Shareholders' equity - preferred	3,519			3,519			-
Shareholders' equity - common	87,239			84,425			88,963
Total liabilities and
shareholders' equity	$1,512,142			$1,596,802			$1,518,052
NET INTEREST EARNINGS		$41,222			$44,840			$45,438
NET INTEREST MARGIN			2.95%			2.96%			3.13%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $534,000,
$890,000, and $775,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,070,000, $1,298,000, and $1,363,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2010 Versus 2009			2009 Versus 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(6,185)	$423	$(5,762)	$3,757	$(9,407)	$(5,650)
Tax-exempt	(167)	(22)	$(189)	(40)	8	$(32)
Securities
Taxable	(999)	(2,681)	$(3,680)	378	1,517	$1,895
Tax-exempt	(446)	(34)	$(480)	(217)	(13)	$(230)
Federal funds sold and interest
bearing deposits with other banks	36	(18)	18	11	(6)	5
Total interest earned on
interest earning assets	(7,761)	(2,332)	(10,093)	3,889	(7,901)	(4,012)

Interest paid on:
Interest bearing demand
deposits	(33)	(168)	(201)	(390)	(1,242)	(1,632)
Savings deposits	995	(446)	549	901	(35)	866
Time deposits	(934)	(3,342)	(4,276)	2,551	(4,163)	(1,612)
Short-term borrowings	(422)	(71)	(493)	(247)	(1,572)	(1,819)
Long-term borrowings and
subordinated debentures	(2,379)	325	(2,054)	475	308	783
Total interest paid on
interest bearing liabilities	(2,773)	(3,702)	(6,475)	3,290	(6,704)	(3,414)

Net interest income	$(4,988)	$1,370	$(3,618)	$599	$(1,197)	$(598)

Noninterest Income

Noninterest income totaled 0.48%, 0.36%, and 0.19% of average assets in 2010, 2009, and 2008, respectively.  Noninterest income totaled $7,221,000 in 2010 compared to $5,800,000 in 2009, and $2,868,000 in 2008, with service fees from deposit accounts and insurance commissions being the primary positive components and other-than-temporary impairment of securities and writedowns of OREO properties being the largest negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III -- Noninterest Income
Dollars in thousands	2010	2009	2008
Insurance commissions	$4,744	$5,045	$5,139
Service fees	3,039	3,330	3,246
Mortgage origination revenue	186	265	94
Realized securities gains (losses)	2,051	1,497	(6)
Other-than-temporary impairment of securities	(988)	(5,366)	(7,060)
Net cash settlement on interest rate swaps	-	-	(170)
Change in fair value of interest rate swaps	-	-	705
Gain (loss) on sale of assets	142	(112)	126
ATM/Debit Card Income	997	764	646
Writedown of OREO	(3,401)	-	-
Other	451	377	148
Total	$7,221	$5,800	$2,868

Insurance commissions:  Insurance commissions have trended downward in 2009 and 2010 due to the economic downturn.  Employee benefit related products, the largest line generating our insurance commissions, have been negatively impacted by reductions in staff and benefits by our employer clients, thus reducing the commission that we earn, and also tightening of commission structures paid to us by our insurance carriers.

Other-than-temporary impairment of securities: During 2010 and 2009, we took other-than-temporary non-cash impairment charges of $1.0 million and $5.2 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.  The remaining $215,000 other-than-temporary impairment charge on securities during 2009 was related to an equity investment.  During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million related to certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and a $0.7 million impairment charge on our investment in Greater Atlantic Financial Corp.'s common stock.

Writedown of OREO:  During 2010, we recognized $3.4 million in writedowns of OREO properties to record them at fair value less estimated costs to sell.

Change in fair value of derivative instruments: During 2008, we realized a $705,000 gain on derivative instruments upon termination of interest rate swaps that did not qualify for hedge accounting.

Gains/losses on sales of assets:  These items are primarily a result of sales of foreclosed properties.

Noninterest Expense

Noninterest expense was well controlled in both 2010 and 2009.  These expenses totaled $30,953,000, $31,898,000, and $29,434,000, or 2.0%, 2.0%, and 1.9%, of average assets for each of the years ended December 31, 2010, 2009 and 2008, respectively.  Total noninterest expense decreased $945,000 in 2010 compared to 2009 and increased $2,464,000 in 2009 compared to 2008.  Table IV below shows the breakdown of these increases.

Salaries and employee benefits:  Salaries and employee benefits decreased 4.9% during 2010 compared to 2009 and 5.1% during 2009 compared to 2008.  These decreases were primarily attributable to decreased performance-based incentive payments throughout the Company and reduction in staff.

Professional fees:  Professional fees, consisting primarily of legal, accounting, and consulting fees, decreased 28.0% during 2010 compared to 2009 as a result of fewer foreclosures during 2010.  These fees were elevated in 2009 due to more foreclosures during 2009.

FDIC premiums:  The increase in 2009 and the decrease in 2010 both were primarily attributable to the one-time special assessment during second quarter 2009.  Also, beginning in 2009, we became subject to higher rates charged by the FDIC.

OREO foreclosure expense:  These expenses increased during both 2009 and 2010 due to the increase in properties that we foreclosed upon in both periods and the related expenses of owning those properties, including real property taxes, which accounted for 46% of total OREO expenses in 2010.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2010	$	%	2009	$	%	2008
Salaries, commissions, and employee benefits	$15,133	$(775)	-4.9%	$15,908	$(854)	-5.1%	$16,762
Net occupancy expense	2,009	(23)	-1.1%	2,032	162	8.7%	1,870
Equipment expense	2,457	306	14.2%	2,151	(22)	-1.0%	2,173
Supplies	481	(486)	-50.3%	967	42	4.5%	925
Professional fees	1,015	(394)	-28.0%	1,409	686	94.9%	723
Advertising	148	(50)	-25.3%	198	(91)	-31.5%	289
Amortization of intangibles	351	-	0.0%	351	-	0.0%	351
FDIC premiums	2,870	(353)	-11.0%	3,223	2,479	333.2%	744
OREO expense	1,577	1,099	229.9%	478	336	236.6%	142
Other	4,912	(269)	-5.2%	5,181	(274)	-5.0%	5,455
Total	$30,953	$(945)	-3.0%	$31,898	$2,464	8.4%	$29,434

Income Tax Expense/Benefit

    Income tax benefit for the three years ended December 31, 2010, 2009 and 2008 totaled ($2,955,000), ($2,165,000), and ($291,000), respectively.   Refer to Note 12 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

    Our average assets decreased during 2010 to $1,512,142,000, a decrease of 5.3% below 2009's average of $1,596,802,000, and our year end December 31, 2010 assets were $106,155,000 less than December 31, 2009.  Average assets grew 5.2% in 2009, from $1,518,052,000 in 2008.  Significant changes in the components of our balance sheet in 2010 and 2009 are discussed below.

Loan Portfolio

    Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$97,261	9.6%	$122,508	10.6%	$130,106	10.7%	$92,599	8.7%	$69,470	7.5%
Commercial real estate	423,011	41.7%	465,037	40.2%	452,264	37.3%	384,478	36.1%	314,198	34.0%
Construction and
development	112,840	11.1%	162,080	14.1%	215,465	17.9%	225,270	21.3%	215,820	23.3%
Residential mortgage	352,328	34.7%	372,867	32.2%	376,026	31.0%	322,640	30.3%	282,512	30.5%
Consumer	23,886	2.4%	28,203	2.4%	31,519	2.6%	31,956	3.0%	36,455	3.9%
Other	4,840	0.5%	5,652	0.5%	6,061	0.5%	6,641	0.6%	6,969	0.8%

Total loans	$1,014,166	100.0%	$1,156,347	100.0%	$1,211,441	100.0%	$1,063,584	100.0%	$925,424	100.0%
Total net loans averaged $1,088,502,000 in 2010 compared to $1,192,616,000 in 2009, which represented nearly 72% and 75% of total average assets for each year, respectively.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2010.

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are disclosed in Note 14 of the accompanying consolidated financial statements but not reflected in the accompanying consolidated financial statements.  There have been no significant changes in these types of commitments and contingent liabilities and we do not anticipate any material losses as a result of these commitments.

Securities

Securities comprised approximately 18.4% of total assets at December 31, 2010 compared to 17.1% at December 31, 2009.  Average securities approximated $293,577,000 for 2010 or 7.8% less than 2009's average of $318,560,000. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2010 and 2009, we took other-than-temporary non-cash impairment charges of $1.0 million and $5.2 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.  During 2008, we took an other-than-temporary non-cash impairment charge of $6.4 million related to certain preferred stock issuances of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and a $0.7 million impairment charge on our investment in Greater Atlantic Financial Corp.'s common stock.

At December 31, 2010, we had $3.5 million in unrealized losses related to residential mortgage backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in collateral performance, we hold primarily senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage backed securities largely due to their current absence of liquidity.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  They are well diversified geographically.  Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

At December 31, 2010, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2010, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$2,191	4.1%	$5,578	3.5%	$8,309	3.0%	$14,566	3.2%
Residential mortgage backed securities:
Government sponsored agencies	57,478	4.3%	55,776	3.6%	3,604	4.4%	2,750	4.6%
Nongovernment sponsored entities	15,034	6.1%	33,178	6.3%	7,697	6.0%	4,348	7.9%
State and political
subdivisions	365	-	5,403	6.7%	5,851	6.3%	47,567	5.7%
Corporate debt securities	-	-	-	-	999	6.0%	-	-
Other	-	-	-	-	-	-	77	-

Total	$75,068	4.7%	$99,935	4.7%	$26,460	4.9%	$69,308	5.3%

Deposits

Total deposits at December 31, 2010 increased $19,601,000 or 1.9% compared to December 31, 2009.  Average interest bearing deposits increased $41,476,000, or 4.6% during 2010.  We have strengthened our focus on growing retail deposits, which is reflected by their continued growth over the past five years, increasing 4.0% in 2010 and 15.9% in 2009.  The increase in 2009 resulted from the introduction of a new internet savings product.  Wholesale deposits, which represent brokered certificates of deposit acquired through a third party, decreased 4.8% to $230,287,000 at December 31, 2010.  These deposits totaled $241,814,000 at December 31, 2009, a decrease of 18.5% from 2008.  During 2010 and 2009, our focus on increasing retail deposits enabled us to lower our wholesale deposits.

Table VII - Deposits
Dollars in thousands	2010	2009	2008	2007	2006
Noninterest bearing demand	$74,604	$74,119	$69,808	$65,727	$62,591
Interest bearing demand	150,291	148,587	156,990	222,825	220,167
Savings	177,053	188,419	61,689	40,845	47,984
Certificates of deposit	367,040	328,858	347,444	291,294	249,952
Individual Retirement Accounts	37,664	35,541	33,330	31,605	28,370
Retail deposits	806,652	775,524	669,261	652,296	609,064
Wholesale deposits	230,287	241,814	296,589	176,391	279,623
Total deposits	$1,036,939	$1,017,338	$965,850	$828,687	$888,687

See Table I for average deposit balance and rate information by deposit type for 2010, 2009 and 2008 and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2010.

Borrowings

Lines of Credit:  We have remaining available lines of credit from the Federal Home Loan Bank totaling $305,683,000 at December 31, 2010.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $81.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2010, which is primarily secured by consumer loans and commercial and industrial loans.

Short-term Borrowings: Total short-term borrowings decreased $48,157,000 from $49,739,000 at December 31, 2009 to $1,582,000 at December 31, 2010.  These borrowings were principally paid down with funds from retail deposits and repayments of loans.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings: Total long-term borrowings of $304,109,000 at December 31, 2010 and $381,492,000 at December 31, 2009 consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank totaled $182,375,000 at December 31, 2010, compared to $258,855,000 outstanding at December 31, 2009.  We have a term loan with an unrelated financial institution that is secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, and matures in 2017.  The outstanding balance of this term loan was $11,734,000 at December 31, 2010 and $12,637,000 at December 31, 2009.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  Long term borrowings were principally used to fund our loan growth.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt totaling $16.8 million at December 31, 2010 and 2009.  Subordinated debt qualifies as Tier 2 regulatory capital until the debt is within 5 years of maturity, at which time, the qualifying amount is decreased by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, $10 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, has a term of 7.5 years, and it is not prepayable by us within the first two and one half years.

ASSET QUALITY

Due to continued recessionary economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including declining property values.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly with regard to our construction & development, residential real estate, and commercial real estate loan portfolios.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will remain higher than historical levels in the near term, and we anticipate that nonperforming assets will remain elevated for the foreseeable future.

Table VIII presents a summary of non-performing assets at December 31, as follows:

Table VIII - Nonperforming Assets

Dollars in thousands	2010	2009	2008	2007	2006
Accruing loans past due 90 days or more:
Commercial	$-	$23	$-	$702	$34
Commercial real estate	-	-	-	2,821	137
Commercial construction & development	-	-	1,015	-	-
Residential construction & development	-	-	-	1,919	3,971
Residential real estate	1,442	156	2	1,765	425
Consumer	-	20	22	209	70
Other	-	2	-	-	1
Total 90+ days past due	1,442	201	1,039	7,416	4,638
Nonaccrual loans:
Commercial	1,318	408	198	14	24
Commercial real estate	2,686	35,217	24,323	1,524	-
Commercial construction & development	-	11,553	-	-	-
Residential construction & development	10,049	14,775	17,368	98	-
Residential real estate	6,075	4,407	4,983	1,247	584
Consumer	141	381	58	34	30
Total nonaccrual loans	20,269	66,741	46,930	2,917	638
Foreclosed properties:
Commercial	597	-	-	-	-
Commercial real estate	14,745	4,788	875	430	-
Commercial construction & development	17,021	2,028	180	525	-
Residential construction & development	34,377	30,230	6,575	391	-
Residential real estate	3,495	3,247	480	712	41
Consumer	-	-	-	-	-
Total foreclosed properties	70,235	40,293	8,110	2,058	41
Repossessed assets	289	269	3	-	36
Total nonperforming assets	$92,235	$107,504	$56,082	$12,391	$5,353

Total nonperforming loans as a
percentage of total loans	2.14%	5.79%	3.97%	0.97%	0.57%

Total nonperforming assets as a
percentage of total assets	6.24%	6.78%	3.45%	0.86%	0.43%

The following table details our most significant nonperforming loan relationships at December 31, 2010.

Table IX - Significant Nonperforming Loan Relationships
December 31, 2010
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Rockingham Co., VA & Hardy Co., WV	Residential subdivision & undeveloped acreage	Nov. 2007	Mar. 2009	$2,617	Collateral value	$3,034	(1)	$-	$1,102
Loudoun Co., VA	Commercial building	Jan. 2009	June 2010	$1,310	Collateral value	$1,265	(1)	$231	$-
Jefferson Co., WV	Residential building lots, single family residence & undeveloped acreage	Aug. 2006 & Dec. 2007	Oct. 2010	$1,749	Collateral value	$1,341	(1)	$1,022	$-
Berkeley Co., WV	Residential subdivision & undeveloped acreage	Sept. 2009	Oct. 2010	$1,357	Collateral value	$525	(1)	$884	$-
Western MD and Florida	Residential development, undeveloped acreage, 2 residential condos, a single family residence and a residential building lot	Various 2003-2007	June 2010	$5,832	Collateral value	$7,937	(1)	$1,266	$-

(1) - Values are based upon recent external appraisal.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 9.18% at December 31, 2008 to 10.66% at December 31, 2009 and decreased to 10.47% at December 31, 2010.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The decrease in commercial real estate internally criticized loans during 2010 includes a hotel property foreclosed upon and sold in 2010.  This same property was also the primary component of the 2009 increase. The increase in residential real estate internally criticized loans in 2010 is primarily attributable to one relationship that became past due.  The increase in internally criticized loans at December 31, 2009  occurred throughout our portfolios of real estate related loans, as shown in the table below, as several of these loans have been downgraded by management as they fell outside of our internal lending policy guidelines, became past due or were placed on nonaccrual status.  The decrease during 2009 in the land development and construction category was primarily the result of foreclosures.

Table X - Internally Criticized Loans
	Balance at December 31,
Dollars in thousands	2010	2009	2008
Commerical	$5,979	$6,413	$984
Commercial real estate	36,395	56,726	30,435
Land development & construction	34,751	38,279	60,589
Residential real estate	29,045	21,854	18,405
Consumer	40	-	633
Total	$106,210	$123,272	$111,046

  Included in the above table of internally criticized loans are approximately $17.1 million of performing loans which we have identified as potential problem loans at December 31, 2010 related to 4 relationships.  Known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

Refer to Note 5, Loans, for information regarding our past due loans.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2010, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Quantitative reserves relative to each loan pool are established as follows:  for loan segments (1) and (2) above, the recorded investment of these loans within each pool are aggregated according to their internal risk ratings, and an allocation ranging from 5% to 200% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in loans by internal risk category, such lower-rated loan relationships receive higher allocations of reserves; for loan segment (3) above, an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

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

Fluctuations in Components of the Allowance

Over the past year we have experienced a change in the mix of the components of the allowance for loan losses. The specific reserve for loans individually evaluated for impairment was $4,875,000 at December 31, 2010 compared to $10,211,000 at December 31, 2009. The decrease in specific reserve is a direct result of the decline in impaired loans from $85,333,000 as of December 31, 2009 to $56,881,000 as of December 31, 2010.

The FAS 5 (ASC Topic 450 - Contingencies) or pool reserve totaled $12,349,000 as of December 31, 2010 compared to $6,789,000 as of December 31, 2009. The total FAS 5 reserve has increased as a direct result of the increases in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of December 31, 2010, approximately 68% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At December 31, 2010 and 2009, our allowance for loan losses totaled $17,224,000, or 1.70% of total loans and $17,000,000, or 1.47% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  Table XI presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XI - Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$323	9.6%	$401	10.6%	$546	10.7%	$543	8.7%	$367	7.5%
Commercial real estate	4,049	41.7%	3,938	40.2%	4,705	37.4%	3,254	36.1%	3,088	34.0%
Construction and development	8,182	11.1%	8,747	14.0%	7,536	17.8%	2,668	21.2%	2,121	23.3%
Residential real estate	4,376	34.7%	3,626	32.3%	3,458	31.0%	1,991	30.4%	1,057	30.5%
Consumer	263	2.4%	249	2.4%	427	2.6%	451	3.0%	561	3.9%
Other	31	0.5%	39	0.5%	261	0.5%	285	0.6%	197	0.8%
Unallocated	-	0.0%	-	0.0%	-	-	-	-	120	-
	$17,224	100.0%	$17,000	100.0%	$16,933	100.0%	$9,192	100.0%	$7,511	100.0%

At December 31, 2010 and 2009, we had approximately $70,235,000 and $40,293,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

A reconciliation of the activity in the allowance for loan losses follows:

TABLE XII - ALLOWANCE FOR LOAN LOSSES

Dollars in thousands	2010	2009	2008	2007	2006

Balance, beginning of year	$17,000	$16,933	$9,192	$7,511	$6,112
Losses:
Commercial	601	479	198	50	32
Commercial real estate	9,239	469	1,131	154	185
Construction and development	7,937	16,946	4,529	80
Residential real estate	3,836	3,921	1,608	618	35
Consumer	279	214	375	216	200
Other	233	231	203	160	289
Total	22,125	22,260	8,044	1,278	741
Recoveries:
Commercial	38	129	4	2	1
Commercial real estate	273	23	17	13	46
Construction and development	331	1,615	-	20	-
Residential real estate	164	29	64	15	7
Consumer	87	90	72	58	62
Other	106	116	128	104	179
Total	999	2,002	285	212	295
Net losses	21,126	20,258	7,759	1,066	446
Provision for loan losses	21,350	20,325	15,500	2,055	1,845
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	-	-	692	-

Balance, end of year	$17,224	$17,000	$16,933	$9,192	$7,511

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank, which totaled approximately $289,712,000 or 19.6% of total consolidated assets at December 31, 2010.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  Core deposits increased $30.6 million in 2010, while loans decreased approximately $142 million.  This allowed us to pay down both short term and long term FHLB borrowings, and to reduce our brokered certificates of deposit by not renewing them at maturity.  As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $488 million.  As of December 31, 2010 and 2009, these advances totaled approximately $182 million and $304 million, respectively.  At December 31, 2010, we had additional borrowing capacity of $306 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at December 31, 2010 was approximately $81.5 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $371 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $4 million available for capital infusion into Summit Community.

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

Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.
•	Would still have available current liquid funding sources totaling $113 million aside from its FHLB line and,
•
In addition, would have available currently almost $64 million unpledged government agency securities (debentures and mortgage backed securities) that are available for use in repurchase arrangements with institutional broker and would result in a funding source of at least $51 million to meet unforeseen liquidity needs.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $371 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2010, we spent approximately $0.4 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.5 million in 2011, primarily for equipment upgrades.

Management anticipates that the Company’s near term level of assets will remain stable or even decline slightly in comparison with that of recent prior years due to the present recessionary economic environment and our limited excess capital resources.

Capital Compliance:  Our capital position has improved despite significant reductions in our earnings over the past two years.  Stated as a percentage of total assets, our equity ratio was 6.1% and 5.7% at December 31, 2010 and 2009, respectively.  At December 31, 2010, we had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $35.2 million, $20.2 million, and $27.7 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $58.5 million, $28.7 million, and $51.1 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 16 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2009, we issued $6.8 million in subordinated debentures, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debentures.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.  These subordinated debentures qualify as Tier 2 capital until they are within 5 years of maturity, thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.

On September 30, 2009, we issued $3.7 million of 8% non-cumulative convertible preferred stock.

Although we have not finalized plans to issue additional securities, we are currently exploring the merits of conducting an additional offering of convertible preferred stock to our existing shareholders.

Stock Repurchases:  In August 2006, our Board of Directors authorized the open market repurchase of up to 225,000 shares (approximately 3%) of the issued and outstanding shares of our stock.  During 2010, we did not repurchase any shares under this plan, and no further share repurchases are presently contemplated.

Issuance of Trust Preferred Securities:  Under Federal Reserve Board guidelines, we had the ability to issue an additional $7.4 million of trust preferred securities as of December 31, 2010 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  Cash dividends per common share were $0.06 in 2009. There were no cash dividends paid on common shares in 2010. The related dividend payout ratio is not meaningful for either 2010 or 2009 as a result of our unprofitability.   Future cash dividends will depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.  As discussed below under Regulatory Matters, we are presently restricted from paying cash dividends on our common stock.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  Presently, as a result of the current bank MOU, the bank is required to give 30 days prior written notice of its intent to pay any cash dividends to its regulatory authorities to give regulatory authorities an opportunity to object.

Regulatory Matters:  Summit and the Bank have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

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

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

The Bank MOU was amended effective February 1, 2011, to include additional requirements that management:

•	Review overall liquidity objectives and develop and submit to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities; and

•	Perform a risk segmentation analysis of concentrations of credit and develop plan to reduce any segment of the portfolio which regulatory authorities deem to be an undue concentration of credit.

Management presently believes Summit and the Bank are in compliance with all provisions of the MOUs.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2010.

Table XIII - Contractual Cash Obligations

Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2011	35,395	199
2012	66,720	150
2013	41,885	138
2014	83,416	125
2015	11,894	21
Thereafter	101,188	-
Total	$340,498	$633

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2010 are presented in the following table.  Refer to Note 14 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XIV - Off-Balance Sheet Arrangements

Dollars in thousands
Commitments to extend credit
Revolving home equity and
credit card lines	$43,848
Construction loans	15,232
Other loans	36,342
Standby letters of credit	4,882
Total	$100,304

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2010, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2010.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0 - 12 Months	13 - 24 Months
Down 100 (1)	1.00%	8.10%
Up 100 (1)	-1.75%	4.57%
Up 200 (1)	-3.39%	2.20%
Up 400 (2)	-3.36%	1.05%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31,2010, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance with the designated laws and regulations relating to safety and soundness.  Based on this assessment, management believes that Summit complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2010.

/s/ H. Charles Maddy, III	/s/ Robert S. Tissue	/s/ Julie R. Cook
President and	Senior Vice President	Vice President
Chief Executive Officer	and Chief Financial Officer	and Chief Accounting Officer

Moorefield, West Virginia
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Summit Financial Group, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Summit Financial Group, Inc. and our report, dated February 28, 2011, expressed an unqualified opinion.

/s/    ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
February 28, 2011

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s internal control over financial reporting.

           /s/  ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
February 28, 2011

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2010	2009

ASSETS
Cash and due from banks	$4,652	$6,813
Interest bearing deposits with other banks	45,696	34,247
Securities available for sale	271,730	271,654
Other investments	22,941	24,008
Loan held for sale, net	343	1
Loans, net	995,319	1,137,336
Property held for sale, net	70,235	40,293
Premises and equipment, net	23,092	24,234
Accrued interest receivable	5,879	6,323
Intangible assets	9,002	9,353
Other assets	29,581	30,363
Total assets	$1,478,470	$1,584,625

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$74,604	$74,119
Interest bearing	962,335	943,219
Total deposits	1,036,939	1,017,338
Short-term borrowings	1,582	49,739
Long-term borrowings	304,109	381,492
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	9,630	9,007
Total liabilities	1,388,649	1,493,965
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares;
3,710 shares issued 2010 and 2009	3,519	3,519
Common stock and related surplus, $2.50 par value; authorized 20,000,000;
issued 2010 and 2009 - 7,425,472 shares	24,508	24,508
Retained earnings	61,201	63,474
Accumulated other comprehensive income	593	(841)
Total shareholders' equity	89,821	90,660

Total liabilities and shareholders' equity	$1,478,470	$1,584,625

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Dollars in thousands (except per share amounts)	For the Year Ended December 31,
	2010	2009	2008
Interest income
Interest and fees on loans
Taxable	$65,643	$71,405	$77,055
Tax-exempt	314	439	460
Interest and dividends on securities
Taxable	11,922	15,601	13,707
Tax-exempt	1,762	2,079	2,254
Interest on interest bearing deposits with other banks	31	12	4
Interest on Federal Funds sold	-	-	4
Total interest income	79,672	89,536	93,484
Interest expense
Interest on deposits	21,036	24,951	27,343
Interest on short-term borrowings	80	573	2,392
Interest on long-term borrowings and subordinated debentures	18,404	20,470	19,674
Total interest expense	39,520	45,994	49,409
Net interest income	40,152	43,542	44,075
Provision for loan losses	21,350	20,325	15,500
Net interest income after provision for loan losses	18,802	23,217	28,575
Noninterest income
Insurance commissions	4,744	5,045	5,139
Service fees	3,039	3,330	3,246
Realized securities gains (losses)	2,051	1,497	(6)
Net cash settlement on interest rate swaps	-	-	(170)
Change in fair value of interest rate swaps	-	-	705
Gain (loss) on sale of assets	142	(112)	126
Writedown of OREO	(3,401)	-	-
Other	1,634	1,406	888
Total other-than-temporary impairment loss on securities	(1,816)	(5,892)	(7,060)
Portion of loss recognized in other comprehensive income	828	526	-
Net impairment loss recognized in earnings	(988)	(5,366)	(7,060)
Total noninterest income	7,221	5,800	2,868
Noninterest expenses
Salaries and employee benefits	15,133	15,908	16,762
Net occupancy expense	2,009	2,032	1,870
Equipment expense	2,457	2,151	2,173
Supplies	481	967	925
Professional fees	1,015	1,409	723
Amortization of intangibles	351	351	351
FDIC premiums	2,870	3,223	744
OREO expense	1,577	478	142
Other	5,060	5,379	5,744
Total noninterest expenses	30,953	31,898	29,434
Income (loss) before income tax expense	(4,930)	(2,881)	2,009
Income tax expense (benefit)	(2,955)	(2,165)	(291)
Net income (loss)	(1,975)	(716)	2,300
Dividends on preferred shares	297	74	-
Net income (loss) applicable to common shares	$(2,272)	$(790)	$2,300

Basic earnings per common share	$(0.31)	$(0.11)	$0.31

Diluted earnings per common share	$(0.31)	$(0.11)	$0.31

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2010, 2009 and 2008

	Preferred	Common			Accumulated
	Stock and	Stock and			Other	Total
	Related	Related	Retained	Treasury	Comprehensive	Shareholders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Earnings**	Stock	Income (Loss)	Equity**
Balance, December 31, 2007	$-	$24,391	$65,077	$-	$(48)	$89,420
Comprehensive income:
Net income	-	-	2,300	-	-	2,300
Other comprehensive income,
net of deferred tax benefit of $1,146:
Net unrealized loss on securities of $3,016, net
of reclassification adjustment for losses included
in net income of $6	-	-	-	-	(1,870)	(1,870)
Total comprehensive income						430
Exercise of stock options	-	15	-	-	-	15
Stock compensation expense	-	12	-	-	-	12
Repurchase of common stock	-	35	-	-	-	35
Cash dividends declared ($0.36 per share)	-	-	(2,668)	-	-	(2,668)
Balance, December 31, 2008	-	24,453	64,709	-	(1,918)	87,244
Comprehensive income:
Net loss	-	-	(716)	-	-	(716)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities of $75, net of
deferred tax benefit of $28	-	-	-	-	47	47
Net unrealized loss on securities of $1,663, net of deferred tax benefit of $633 and reclassification adjustment for gains
included in net income of $1,497	-	-	-	-	1,030	1,030
Total comprehensive income						361
Exercise of stock options	-	55	-	-	-	55
Issuance of 3,710 shares of preferred stock	3,519	-	-	-	-	3,519
Preferred stock cash dividends declared ($20.00 per share)	-	-	(74)	-	-	(74)
Common stock cash dividends declared ($0.06 per share)	-	-	(445)	-	-	(445)
Balance, December 31, 2009	3,519	24,508	63,474	-	(841)	90,660
Comprehensive income:
Net loss	-	-	(1,975)	-	-	(1,975)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities of $828, net of
deferred tax benefit of $315	-	-	-	-	(513)	(513)
Net unrealized loss on securities of $3,140, net of deferred						-
tax benefit of $1,193 and reclassification adjustment for gains
included in net income of $2,051	-	-	-	-	1,947	1,947
Total comprehensive income						(541)
Preferred stock cash dividends declared ($20.00 per share)	-	-	(297)	-	-	(297)
Balance, December 31, 2010	$3,519	$24,508	$61,201	$-	$593	$89,821
**column may not add due to rounding
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,975)	$(716)	$2,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,566	1,600	1,602
Provision for loan losses	21,350	20,325	15,500
Stock compensation expense	-	-	12
Deferred income tax expense (benefit)	(4,424)	1,272	(5,745)
Loans originated for sale	(9,778)	(16,498)	(5,961)
Proceeds from loans sold	9,437	17,508	6,420
(Gains) on loans sold	-	(34)	(60)
Realized security (gains) losses	(2,051)	(1,497)	6
Change in fair value of derivative instruments	-	-	(705)
Other-than-temporary losses on securities	988	5,366	7,060
(Gain) loss on sale of assets	(142)	112	(126)
Writedown of property held for sale	3,401	-	196
Amortization of securities premiums (accretion of discounts), net	(620)	(2,561)	(519)
Amortization of goodwill and purchase accounting adjustments, net	363	363	363
Tax benefit of exercise of stock options	-	-	6
(Increase) decrease in accrued interest receivable	444	894	(26)
(Increase) decrease in other assets	1,917	(6,167)	(2,533)
Increase in other liabilities	623	348	2,575
Net cash provided by operating activities	21,099	20,315	20,365
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	60,972	21,365	22,944
Proceeds from sales of securities available for sale	50,893	45,543	1,141
Principal payments received on securities available for sale	57,444	73,631	30,858
Purchases of securities available for sale	(165,390)	(84,166)	(112,086)
Purchases of other investments	(2,998)	(3,982)	(15,232)
Redemption of Federal Home Bank Loan Stock	1,065	-	12,257
Proceeds from maturities and calls of other investments	3,000	3,000	-
Net decrease in federal funds sold	-	2	179
Principal collected from (loans made to) customers, net	71,571	(777)	(163,971)
Purchases of premises and equipment	(426)	(3,409)	(1,940)
Proceeds from sale of other repossessed assets & property held for sale	18,295	3,411	2,889
(Purchase of) interest bearing deposits with other banks	(11,449)	(34,139)	(31)
Purchases of life insurance contracts	-	(2,100)	-
Proceeds from early termination of interest rate swap	-	-	212
Net cash provided by (used in) investing activities	82,977	18,379	(222,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposit, NOW and savings accounts	(9,176)	122,638	(40,910)
Net increase (decrease) in time deposits	28,777	(71,151)	178,071
Net (decrease) in short-term borrowings	(48,157)	(103,360)	(18,955)
Proceeds from long-term borrowings	-	82,656	131,281
Repayments of long-term borrowings	(77,384)	(83,911)	(54,377)
Proceeds from issuance of subordinated debentures	-	6,762	-
Net proceeds from issuance of preferred stock	-	3,519	-
Exercise of stock options	-	43	9
Dividends paid	-	(445)	(2,668)
Dividends paid on preferred stock	(297)	-	-
Reinvested dividends	-	12	35
Net cash provided by (used in) financing activities	(106,237)	(43,237)	192,486
Increase (Decrease) in cash and due from banks	(2,161)	(4,543)	(9,929)
Cash and due from banks:
Beginning	6,813	11,356	21,285
Ending	$4,652	$6,813	$11,356

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows-continued

	For the Year Ended December 31,
Dollars in thousands	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$40,537	$46,645	$49,347
Income taxes	$275	$1,395	$4,190

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$49,095	$35,273	$8,802

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

Variable interest entities:  In accordance with ASC Topic 810, Consolidation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of ASC Topic 810, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. We have determined that the provisions of ASC Topic 810 do not require consolidation of subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of ASC Topic 810.  The adoption of the provisions of ASC Topic 810 has had no material impact on our results of operations, financial condition, or liquidity.  See Note 11 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures owed to unconsolidated subsidiary trusts.

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2009 and 2008, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 54
Securities	Note 4	Page 59
Loans	Note 5	Page 63
Allowance for Loan Losses	Note 6	Page 69
Property Held for Sale	Note 7	Page 71
Premises and Equipment	Note 8	Page 71
Intangible Assets	Note 9	Page 71
Securities Sold Under Agreements to Repurchase	Note 11	Page 74
Income Taxes	Note 12	Page 75
Stock Based Compensation	Note 13	Page 77
Earnings Per Share	Note 18	Page 82

NOTE 2.	SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective for us on July 1, 2010 and did not have a significant impact on our financial statements.

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The anticipated effective date is for interim and annual reporting periods ending after June 15, 2011.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This amendment will be effective for us beginning with the 2011 year.

NOTE 3.            FAIR VALUE MEASUREMENTS

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral on an “as is” basis to determine if a related specific allowance for loan losses or charge-off is necessary.  Current “as is” appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of December 31, 2010, the total fair value of our collateral dependent impaired loans which had a related specific allowance or charge-off was $6,996,000 less than the related appraised values of the underlying collateral for such loans.

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current “as is” appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income in the consolidated statements of income.

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2010 is provided in the tables below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$30,665	$-	$30,665	$-
Mortgage backed securities:
Government sponsored agencies	123,037	-	123,037	-
Nongovernment sponsored agencies	59,267	-	59,267	-
State and political subdivisions	22,388	-	22,388	-
Corporate debt securities	949	-	949	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	35,347	-	35,347	-
Total available for sale securities	$271,730	$-	$271,730	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$54,961	$-	$54,961	$-
Mortgage backed securities:
Government sponsored agencies	100,036	-	100,036	-
Nongovernment sponsored agencies	69,797	-	69,797	-
State and political subdivisions	3,792	-	3,792	-
Corporate debt securities	356	-	356	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	42,635	-	42,635	-
Total available for sale securities	$271,654	$-	$271,654	$-

    The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010 and 2009.

Available for
Sale
Dollars in thousands	Securities
Balance January 1, 2009	$11,711
Total realized/unrealized gains (losses):
Included in earnings	(5,151)
Included in other comprehensive income	4,401
Purchases, sales, issuances and settlements, net	(970)
Transfers between categories	(9,991)
Balance December 31, 2009	$-
Total realized/unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers between categories	-
Balance December 31, 2010	$-

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3

Residential mortgage loans held for sale	$343	$-	$343	$-

Impaired loans
Commercial	630	-	-	630
Commercial real estate	16,408	-	13,569	2,839
Construction and development	13,940	-	11,251	2,689
Residential real estate	21,028	-	14,836	6,192
Total impaired loans	$52,006	$-	$39,656	$12,350

OREO	$70,235	$-	$69,855	$380

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2009	Level 1	Level 2	Level 3

Residential mortgage loans held for sale	$1	$-	$1	$-

Impaired loans
Commercial	$104	$-	$-	$104
Commercial real estate	48,057	-	30,585	17,472
Construction and development	25,621	-	20,718	4,903
Residential real estate	702	-	702	-
Total impaired loans	$74,484	$-	$52,005	$22,479

OREO	$40,293	$-	$38,788	$1,505

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $56,881,000, with a valuation allowance of $4,875,000, resulting in an additional provision for loan losses of $1,035,000 for the year ended December 31, 2010.

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

Interest bearing deposits with other banks:  The carrying values of interest bearing deposits with other banks approximate their fair values.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$4,652	$4,652	$6,813	$6,813
Interest bearing deposits,
other banks	45,696	45,696	34,247	34,247
Securities available for sale	271,730	271,730	271,654	271,654
Other investments	22,941	22,941	24,008	24,008
Loans held for sale, net	343	343	1	1
Loans, net	995,319	1,002,889	1,137,336	1,152,837
Accrued interest receivable	5,879	5,879	6,323	6,323
	$1,346,560	$1,354,130	$1,480,382	$1,495,883
Financial liabilities:
Deposits	$1,036,939	$1,102,131	$1,017,338	$1,087,212
Short-term borrowings	1,582	1,582	49,739	49,739
Long-term borrowings	304,109	323,803	381,492	395,375
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	3,130	3,130	4,146	4,146
	$1,382,149	$1,467,035	$1,489,104	$1,572,861

NOTE 4.            SECURITIES

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

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2010 and 2009, are summarized as follows:

	2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$30,645	$319	$299	$30,665
Residential mortgage-backed securities:
Government-sponsored agencies	119,608	3,642	213	123,037
Nongovernment-sponsored entities	60,257	2,528	3,518	59,267
State and political subdivisions	23,342	6	960	22,388
Corporate debt securities	999	-	50	949
Total taxable debt securities	234,851	6,495	5,040	236,306
Tax-exempt debt securities
State and political subdivisions	35,843	211	707	35,347
Total tax-exempt debt securities	35,843	211	707	35,347
Equity securities	77	-	-	77
Total available for sale securities	$270,771	$6,706	$5,747	$271,730

	2009
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$54,850	$693	$582	$54,961
Residential mortgage-backed securities:
Government-sponsored agencies	95,939	4,189	92	100,036
Nongovernment-sponsored entities	75,546	662	6,411	69,797
State and political subdivisions	3,760	37	5	3,792
Corporate debt securities	350	6	-	356
Total taxable debt securities	230,445	5,587	7,090	228,942
Tax-exempt debt securities
State and political subdivisions	42,486	570	421	42,635
Total tax-exempt debt securities	42,486	570	421	42,635
Equity securities	77	-	-	77
Total available for sale securities	$273,008	$6,157	$7,511	$271,654

The proceeds from sales, calls and maturities of securities, including principal payments received on available for sale mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2010	$50,893	$60,972	$57,444	$2,061	$10
2009	$45,543	$21,365	$73,631	$1,511	$14
2008	$1,141	$22,944	$30,858	$6	$12

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 30 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 18 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2010, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$75,068	$76,987
Due from one to five years	99,935	100,922
Due from five to ten years	26,460	25,476
Due after ten years	69,231	68,268
Equity securities	77	77
Total	$270,771	$271,730

At December 31, 2010 and 2009, securities with estimated fair values of $175,852,000 and $201,769,000 respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2010 and 2009 we recorded other-than-temporary impairment losses on securities as follows:

	2010			2009
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total

Total other-than-temporary impairment losses	$(1,816)	$-	$(1,816)	$(5,646)	$(215)	$(5,861)
Portion of loss recognized in
other comprehensive income	828	-	828	495	-	495
Net impairment losses recognized in earnings	$(988)	$-	$(988)	$(5,151)	$(215)	$(5,366)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for year ended December 31, 2010 is as follows:

Dollars in thousands	Total
Balance, January 1, 2010	$(2,922)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(988)
Securities sold during the period	-
Balance, December 31, 2010	$(3,910)

At December 31, 2010, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using discounted cash flow models.  The vendors estimate cash flows of the underlying loan collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at December 31, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Constant prepayment rates	8.1%	3.1%	14.4%
Constant default rates	8.4%	3.0%	13.2%
Loss severities	49.8%	34.0%	55.0%

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

We held 92 available for sale securities having an unrealized loss at December 31, 2010.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2010 and 2009.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, we believe that the decline in value is attributable to changes in market interest rates and not credit quality of the issuer and no additional impairment is warranted at this time.

	2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$9,658	$(284)	$1,272	$(15)	$10,930	$(299)
Residential mortgage-backed securities:
Government-sponsored agencies	24,869	(213)	-	-	24,869	(213)
Nongovernment-sponsored entities	7,506	(459)	12,695	(2,716)	20,201	(3,175)
State and political subdivisions	18,215	(955)	385	(5)	18,600	(960)
Corporate debt securities	949	(50)	-	-	949	(50)
Tax-exempt debt securities
State and political subdivisions	17,523	(555)	1,169	(152)	18,692	(707)
Total temporarily impaired securities	78,720	(2,516)	15,521	(2,888)	94,241	(5,404)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	71	(43)	4,624	(300)	4,695	(343)
Total other-than-temporarily
impaired securities	71	(43)	4,624	(300)	4,695	(343)
Total	$78,791	$(2,559)	$20,145	$(3,188)	$98,936	$(5,747)

	2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$26,607	$(581)	$138	$(1)	$26,745	$(582)
Residential mortgage-backed securities:
Government-sponsored agencies	9,612	(91)	68	(1)	9,680	(92)
Nongovernment-sponsored entities	24,500	(1,530)	21,485	(4,637)	45,985	(6,167)
Tax-exempt debt securities
State and political subdivisions	12,100	(138)	3,748	(288)	15,848	(426)
Other equity securties	-	-	-	-	-	-
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1,670	(244)	1,670	(244)
Total other-than-temporarily
impaired securities	-	-	1,670	(244)	1,670	(244)
Total	$72,819	$(2,340)	$27,109	$(5,171)	$99,928	$(7,511)

The largest component of the unrealized loss at December 31, 2010 was $3.5 million related to residential mortgage-backed securities issued by nongovernment-sponsored entities.  We attribute the unrealized loss on these mortgage-backed securities largely due to their current absence of liquidity.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of residential properties could extend distress to this borrower population. This could continue to increase default rates and put additional pressure on property values. Should these conditions persist, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

NOTE 5.            LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and allowance for loan losses. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.  We categorize residential real estate loans in excess of $600,000 as jumbo loans.

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

Loans are summarized as follows:

Dollars in thousands	2010	2009
Commercial	$97,059	$122,249
Commercial real estate
Owner-occupied	187,098	172,838
Non-owner occupied	235,337	291,437
Construction and development
Land and land development	99,085	121,127
Construction	13,691	40,827
Residential real estate
Non-jumbo	239,290	253,946
Jumbo	61,340	67,303
Home equity	50,987	50,812
Consumer	24,145	28,470
Other	4,511	5,327
Total loans, net of unearned fees	1,012,543	1,154,336
Less allowance for loan losses	17,224	17,000
Loans, net	$995,319	$1,137,336

The following presents loan maturities at December 31, 2010:

		After 1
	Within	but within	After
Dollars in thousands	1Year	5 Years	5 Years
Commercial	$34,590	$44,532	$17,937
Commercial real estate	26,815	104,966	290,654
Construction and development	83,437	1,603	27,736
Residential real estate	33,338	20,026	298,253
Consumer	3,622	18,477	2,046
Other	454	1,152	2,905
	$182,256	$190,756	$639,531

Loans due after one year with:
Variable rates		$231,264
Fixed rates		599,022
		$830,286

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2010 and 2009.

	At December 31, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$388	$307	$1,286	$1,981	$95,078	$-
Commercial real estate
Owner-occupied	364	-	1,348	1,712	185,386	-
Non-owner occupied	3,697	590	310	4,597	230,740	-
Construction and development
Land and land development	3,023	131	9,732	12,886	86,199	-
Construction	-	2	317	319	13,372	-
Residential real estate
Non-jumbo	3,557	2,412	3,953	9,922	229,368	-
Jumbo	2,997	10,383	2,549	15,929	45,411	1,442
Home equity	501	270	51	822	50,165	-
Consumer	420	147	107	674	23,471	-
Other	9	10	-	19	4,492	-

Total	$14,956	$14,252	$19,653	$48,861	$963,682	$1,442

	At December 31, 2009
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$457	$1,227	$333	$2,017	$120,232	$23
Commercial real estate
Owner-occupied	50	18	627	695	172,143	-
Non-owner occupied	1,419	13,636	23,328	38,383	253,054	-
Construction and development
Land and land development	162	879	20,466	21,507	99,620	-
Construction	109	11	5,862	5,982	34,845	-
Residential real estate
Non-jumbo	3,623	3,197	3,455	10,275	243,671	120
Jumbo	682	-	-	682	66,621	-
Home equity	993	726	136	1,855	48,957	36
Consumer	604	274	334	1,212	27,258	20
Other	13	11	2	26	5,301	2

Total	$8,112	$19,979	$54,543	$82,634	$1,071,702	$201

    Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2010 and 2009.

Dollars in thousands	2010	2009

Commercial	$1,318	$409
Commercial real estate
Owner-occupied	2,372	627
Non-owner occupied	314	34,590
Construction and development
Land & land development	9,732	19,157
Construction	317	7,171
Residential mortgage
Non-jumbo	4,918	3,624
Jumbo	1,106	682
Home equity	51	100
Consumer	141	381
Other	-	-

Total	$20,269	$66,741

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

The table below sets forth information about our impaired loans.

		December 31,
Dollars in thousands		2010	2009
Impaired loans with an allowance		$18,477	$39,210
Impaired loans without an allowance		38,404	46,123
Total impaired loans		$56,881	$85,333

Allowance for loan losses attributed to impaired loans		$4,875	$10,211

	Year ended December 31,
Dollars in thousands	2010	2009	2008
Average balance of impaired loans	$53,352	$75,698	$31,896
Interest income recognized on impaired loans	$2,423	$298	$70

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	12/31/2010	12/31/2009	Method used to measure impairment
Commerical	$630	$301	Fair value of collateral
Commerical real estate
Owner-occupied	8,866	6,527	Fair value of collateral
	2,623	2,388	Discounted cash flow
Non-owner occupied	4,922	37,112	Fair value of collateral
	530	5,270	Discounted cash flow
Construction and development
Land & land development	16,515	25,616	Fair value of collateral
Construction	-	5,475	Fair value of collateral
Residential mortgage
Non-jumbo	4,533	1,023	Fair value of collateral
	753	639	Discounted cash flow
Jumbo	17,296	682	Fair value of collateral
Home equity	213	300	Fair value of collateral
Total	$56,881	$85,333

    The following tables present loans individually evaluated for impairment at December 31, 2010 and 2009.

	At December 31, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$629	$630	$-	$232	$9
Commercial real estate
Owner-occupied	7,538	7,556	-	9,052	440
Non-owner occupied	3,314	3,321	-	12,852	734
Construction and development
Land & land development	9,213	9,214	-	12,852	468
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,161	2,696	-	2,074	76
Jumbo	14,822	14,822	-	7,887	547
Home equity	165	165	-	-	-
Total without a related allowance	$37,842	$38,404	$-	$44,949	$2,274

With a related allowance
Commercial	$-	$-	$-	$-	$-
Commercial real estate
Owner-occupied	3,933	3,933	265	670	-
Non-owner occupied	2,130	2,130	267	1,953	88
Construction and development
Land & land development	7,301	7,301	2,575	3,183	7
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,589	2,591	843	1,242	22
Jumbo	2,474	2,474	877	1,343	31
Home equity	48	48	48	12	1
Total with a related allowance	$18,475	$18,477	$4,875	$8,403	$149

Total
Commercial	$34,058	$34,085	$3,107	$40,794	$1,746
Residential	22,259	22,796	1,768	12,558	677
	$56,317	$56,881	$4,875	$53,352	$2,423

	At December 31, 2009
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$30	$30	$-	$498	$11
Commercial real estate			-
Owner-occupied	7,573	7,602	-	3,354	88
Non-owner occupied	28,827	28,860	-	18,690	142
Construction and development
Land & land development	8,992	8,992	-	20,124	-
Construction	-	-	-	1,247	-
Residential real estate
Non-jumbo	639	639	-	3,325	45
Jumbo	-	-	-	2,613	-
Home equity	-	-	-	561	-
Consumer	-	-	-	83	3
Other	-	-	-	-	-
Total without a related allowance	$46,061	$46,123	$-	$50,495	$289

With a related allowance
Commercial	$271	$271	$217	$202	$1
Commercial real estate
Owner-occupied	1,308	1,312	542	485	-
Non-owner occupied	13,470	13,522	2,698	9,592	-
Construction and development
Land & land development	16,623	16,624	5,036	8,086	1
Construction	5,462	5,476	415	5,963	-
Residential real estate
Non-jumbo	1,018	1,023	501	517	-
Jumbo	678	682	502	171	-
Home equity	300	300	300	187	7
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total with a related allowance	$39,130	$39,210	$10,211	$25,203	$9

Total
Commercial	$82,556	$82,689	$8,908	$68,241	$243
Consumer	-	-	-	83	3
Residential	2,635	2,644	1,303	7,374	52
	$85,191	$85,333	$10,211	$75,698	$298

For the years ended December 31, 2010, 2009, and 2008, we recognized approximately $2,423,000, $298,000,and $70,000, in interest income on impaired loans after the date that the loans were deemed to be impaired.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

Included in impaired loans are troubled debt restructurings of $31,712,000 and $8,297,000 at December 31, 2010 and 2009, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure of $2 million, at which time these loans are re-graded. We use the following definitions for our risk grades:

Pass: Loans graded as Pass are loans to borrowers of acceptable credit quality and risk. They are higher quality loans that do not fit any of the other categories described below.

OLEM (Special Mention):  Commercial loans categorized as OLEM are potentially weak. The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect our position in the future.

Substandard:  Commercial loans categorized as Substandard are inadequately protected by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the identified weaknesses are not mitigated.

Doubtful:  Commercial loans categorized as Doubtful have all the weaknesses inherent in those loans classified as Substandard, with the added elements that the full collection of the loan is improbable and the possibility of loss is high.

Loss:  Loans classified as loss are considered to be non-collectible and of such little value that their continuance as a bankable asset is not warranted.  This does not mean that the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future.

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$ 63,061	$ 87,826	$ 13,321	$ 35,036	$ 89,129	$ 116,580	$ 167,048	$ 164,551	$ 218,555	$ 258,120
OLEM (Special Mention)	19,509	14,101	249	-	6,481	5,157	4,417	6,927	14,154	15,472
Substandard	15,796	6,029	121	5,791	1,449	370	15,633	733	2,628	50
Doubtful	719	13,171	-	-	-	142	-	627	-	17,795
Loss	-	-	-	-	-	-	-	-	-	-
Total	$ 99,085	$ 121,127	$ 13,691	$ 40,827	$ 97,059	$ 122,249	$ 187,098	$ 172,838	$ 235,337	$ 291,437

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2010	2009	2010	2009
Residential real estate
Non-jumbo	$233,857	$250,202	$5,433	$3,745
Jumbo	59,307	66,621	2,033	682
Home Equity	50,936	50,676	51	136
Consumer	24,003	28,069	142	401
Other	4,511	5,326	-	-
Total	$372,614	$400,894	$7,659	$4,964

    Industry concentrations:  At December 31, 2010 and 2009, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2010	2009
Balance, beginning	$4,076	$13,401
Additions	5,582	974
Amounts collected	(3,450)	(10,299)
Other changes, net	11	-
Balance, ending	$6,219	$4,076

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 6.            ALLOWANCE FOR LOAN LOSSES

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans are and historically have been collateral dependent,meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell.  Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Quantitative reserves relative to each loan pool are established as follows:  for loan segments (1) and (2) above, the recorded investment of these loans within each pool are aggregated according to their internal risk ratings, and an allocation ranging from 5% to 200% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in loans by internal risk category, such lower-rated loan relationships receive higher allocations of reserves; for loan segment (3) above, an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above ten loan pools for potential risk factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within the conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3) trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 is as follows:

Dollars in thousands	2010	2009	2008

Balance, beginning of year	$17,000	$16,933	$9,192
Losses:
Commercial	601	479	198
Commercial real estate	9,239	469	1,131
Construction and development	7,937	16,946	4,529
Residential real estate	3,836	3,921	1,608
Consumer	279	214	375
Other	233	231	203
Total	22,125	22,260	8,044
Recoveries:
Commercial	38	129	4
Commercial real estate	273	23	17
Construction and development	331	1,615	-
Residential real estate	164	29	64
Consumer	87	90	72
Other	106	116	128
Total	999	2,002	285
Net losses	21,126	20,258	7,759
Provision for loan losses	21,350	20,325	15,500
Balance, end of year	$17,224	$17,000	$16,933

    Activity in the allowance for loan losses by loan class during 2010 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & land development	Construction	Commercial	Owner Occupied	Non-owner Occupied	Non-jumbo	Jumbo	Home Equity	Consumer	Other	Total

Allowance for loan losses
Beginning balance	$8,100	$652	$401	$713	$3,225	$1,923	$1,198	$505	$249	$34	$17,000
Charge-offs	6,974	963	601	2,266	6,973	2,063	975	798	470	42	22,125
Recoveries	330	1	38	5	268	64	15	84	162	32	999
Provision	6,445	632	485	2,655	6,421	2,496	1,077	809	322	8	21,350
Ending balance	$7,901	$322	$323	$1,107	$2,941	$2,420	$1,315	$600	$263	$32	$17,224

Loans individually
evaluated for impairment	2,575	-	-	265	267	843	876	48	-	-	4,874
Loans collectively
evaluated for impairment	5,326	322	323	842	2,674	1,577	439	552	263	32	12,350
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$7,901	$322	$323	$1,107	$2,941	$2,420	$1,315	$600	$263	$32	$17,224

Loans
Loans individually
evaluated for impairment	16,515	-	630	11,489	5,452	5,802	16,781	213	-	-	56,882
Loans collectively
evaluated for impairment	82,570	13,691	96,429	175,609	229,885	233,488	44,559	50,774	24,145	4,511	955,661
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$99,085	$13,691	$97,059	$187,098	$235,337	$239,290	$61,340	$50,987	$24,145	$4,511	$1,012,543

NOTE 7.            PROPERTY HELD FOR SALE

Property held for sale consists of premises qualifying as held for sale under ASC Topic 360 Property, Plant, and Equipment, and of real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at the lower of carrying value or estimated fair value less anticipated selling costs.  Foreclosed property is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest income.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2010 and 2009.

Dollars in thousands	2010	2009
Beginning balance	$40,293	$8,110
Acquisitions	48,951	34,971
Capitalized improvements	1,852	605
Dispositions	(17,460)	(3,393)
Valuation adjustments	(3,401)	-
Balance at year end	$70,235	$40,293

NOTE 8.            PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.

Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2010, 2009, or 2008.

The major categories of premises and equipment and accumulated depreciation at December 31, 2010 and 2009 are summarized as follows:

Dollars in thousands	2010	2009
Land	$6,308	$6,308
Buildings and improvements	20,059	19,937
Furniture and equipment	12,245	13,107
	38,612	39,352
Less accumulated depreciation	15,520	15,118

Total premises and equipment, net	$23,092	$24,234

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 approximated $1,566,000, $1,600,000, and $1,599,000, respectively.

NOTE 9.            INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2010 and determined that no impairment write-offs were necessary.

In addition, at December 31, 2010 and December 31, 2009, we had $504,000 and $655,000, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $2,300,000 and $2,500,000 in unamortized identifiable customer intangible assets at December 31, 2010 and 2009, respectively.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2010	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, December 31, 2010	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31,2010			December 31, 2009
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,763	-	1,763	1,612	-	1,612
Net carrying amount	$504	$-	$504	$655	$-	$655

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	700	700	-	500	500
Net carrying amount	$-	$2,300	$2,300	$-	$2,500	$2,500

We recorded amortization expense of $351,000 for the year ended December 31, 2010 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2011 through 2015.  The remaining amortization period is 11.5 years.

NOTE 10.          DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2010 and 2009:

Dollars in thousands	2010	2009
Demand deposits, interest bearing	$150,291	$148,587
Savings deposits	177,053	188,419
Retail time deposits	404,704	364,399
Wholesale deposits	230,287	241,814
Total	$962,335	$943,219

Time certificates of deposit and Individual Retirement Account's (IRA’s) in denominations of $100,000 or more totaled $412,936,000 and $402,226,000 at December 31, 2010 and 2009, respectively.

Included in certificates of deposits are brokered certificates of deposit, which totaled $230,287,000 and $241,814,000 at December 31, 2010 and 2009, respectively.  Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 2010:

Dollars in thousands	Amount	Percent
Three months or less	$52,093	12.6%
Three through six months	37,571	9.1%
Six through twelve months	84,822	20.5%
Over twelve months	238,450	57.8%
Total	$412,936	100.0%

A summary of the scheduled maturities for all time deposits as of December 31, 2010, follows:

Dollars in thousands	Amount
2011	$302,433
2012	113,389
2013	83,285
2014	46,410
2015	39,865
Thereafter	49,609
Total	$634,991

At December 31, 2010 and 2009, our deposits of related parties including directors, executive officers, and their related interests approximated $10,907,000 and $11,263,000, respectively.

NOTE 11.          BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $81 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2010, which is primarily secured by commercial and industrial loans and consumer loans.

At December 31, 2010, our subsidiary banks had combined additional borrowings availability of $305,683,000 from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2010, we had $81,412,000 borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2010
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$-	$629	$953
Average balance outstanding
for the year	13,724	1,084	1,364
Maximum balance outstanding
at any month end	45,000	1,787	3,617
Weighted average interest
rate for the year	0.42%	0.34%	1.39%
Weighted average interest
rate for balances
outstanding at December 31	0.00%	0.15%	0.25%

	2009
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$45,000	$1,123	$3,616
Average balance outstanding
for the year	92,326	1,079	6,092
Maximum balance outstanding
at any month end	184,825	2,433	9,663
Weighted average interest
rate for the year	0.50%	0.38%	1.83%
Weighted average interest
rate for balances
outstanding at December 31	0.32%	0.49%	3.01%

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

Long-term borrowings:  Our long-term borrowings of $304,109,000 and $381,492,000 as of December 31, 2010 and 2009, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2010	2009
Long-term FHLB advances	$182,375	$258,855
Long-term reverse repurchase agreements	110,000	110,000
Term loan	11,734	12,637
Total	$304,109	$381,492

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2019.  The average interest rate paid on long-term borrowings during 2010 and 2009 approximated 5.53% and 4.81%, respectively.

Subordinated debentures:  We have subordinated debt  totaling $16.8 million at December 31, 2010 and 2009.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at December 31, 2010 and 2009.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Amount
2011	$35,395
2012	66,720
2013	41,885
2014	83,416
2015	11,894
Thereafter	101,188
Total	$340,498

NOTE 12.          INCOME TAXES

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

The components of applicable income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, are as follows:

Dollars in thousands	2010	2009	2008
Current
Federal	$1,463	$(5,915)	$5,110
State	6	(22)	344
	1,469	(5,937)	5,454
Deferred
Federal	(3,984)	4,018	(5,268)
State	(440)	(246)	(477)
	(4,424)	3,772	(5,745)
Total	$(2,955)	$(2,165)	$(291)

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable
statutory rate	$(1,676)	34	$(980)	34	$683	34
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(706)	9	(856)	30	(846)	(42)
State income taxes, net
of Federal income tax
benefit	(286)	4	(177)	6	(88)	(4)
Other, net	(287)	(9)	(152)	5	(40)	(2)
Applicable income taxes	$(2,955)	37	$(2,165)	75	$(291)	(14)

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

Dollars in thousands	2010	2009
Deferred tax assets
Allowance for loan losses	$6,373	$4,143
Deferred compensation	1,440	1,166
Other deferred costs and accrued expenses	601	744
WV net operating loss carryforward	683	373
Net unrealized loss on securities and
other financial instruments	3,041	1,931
	12,138	8,357
Deferred tax liabilities
Depreciation	145	204
Accretion on tax-exempt securities	14	21
Net unrealized loss on securities	364	-
Purchase accounting adjustments
and goodwill	1,058	1,121
	1,581	1,346
Net deferred tax assets	$10,557	$7,011
In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2007, 2008, 2009, and 2010, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009.  The West Virginia State Tax Department concluded their examination of our 2003, 2004, and 2005 state tax returns during 2007 with no adjustments.  Tax years 2007, 2008, and 2009 remain subject to West Virginia State examination.

NOTE 13.     EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $321,000, $317,000, and $498,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  There were no contributions to the ESOP for 2010 or 2009.  Contributions to the ESOP for the year ended December 31, 2008 were $384,000.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 276,405 and 279,702 shares of our common stock at December 31, 2010 and 2009, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.

During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2010 and 2009 were $2,658,000 and $2,192,850, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2010 and 2009, the cash surrender value of these insurance contracts was $13,122,000 and $12,604,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were 8,000 option grants during 2010 and none in 2009.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2008, 2009, and 2010, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Officer Stock Option Plans during 2008, 2009 and 2010 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding, December 31, 2007	337,580	$18.28
Granted	-	-
Exercised	(1,850)	4.81
Forfeited	-	-
Outstanding, December 31, 2008	335,730	$18.36
Granted	-	-
Exercised	(8,000)	5.36
Forfeited	(16,950)	22.46
Expired	(1,600)	5.21
Outstanding, December 31, 2009	309,180	$18.54
Granted	8,000	$3.92
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2010	317,180	$18.17

Exercisable Options:
December 31, 2010	309,580	$18.51
December 31, 2009	308,880	$18.54
December 31, 2008	335,330	$18.36

Other information regarding options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	3.08	$-	59,150	$5.37	$8
6.01 - 10.00	33,680	9.20	5.59	-	31,280	9.43	-
10.01 - 17.50	2,300	17.43	3.17	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	6.00	-	51,100	17.79	-
20.01 - 25.93	165,750	25.15	4.78	-	165,750	25.15	-

	317,180	$18.17		$-	309,580	$18.51	$8

At December 31, 2010 and 2009, our deposits of related parties including directors, executive officers, and their related interests approximated $10,907,000 and $11,263,000, respectively.

NOTE 14.          COMMITMENTS AND CONTINGENCIES

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2010	2009
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,848	$44,923
Construction loans	15,232	25,628
Other loans	36,342	41,462
Standby letters of credit	4,882	5,572
Total	$100,304	$117,585

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $199,000 in 2011, $151,000 in 2012, $138,000 in 2013, and $125,000 in 2014.  Total net rent expense included in the accompanying consolidated financial statements was $348,000 in 2010, $564,000 in 2009, and $460,000 in 2008.

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

NOTE 15.          PREFERRED STOCK

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

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  Presently, as a result of the bank MOU, the bank is restricted from paying any cash dividends unless it has provided 30 days prior notice to its regulatory authorities, and its regulatory authorities did not object.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2010, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $50,000 at December 31, 2010.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to risk-weighted assets)
Summit	$129,610	11.8%	$87,543	8.0%	$109,428	10.0%
Summit Community	138,164	12.6%	87,558	8.0%	109,447	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	100,840	9.2%	43,771	4.0%	65,657	6.0%
Summit Community	124,192	11.3%	43,779	4.0%	65,668	6.0%
Tier 1 Capital (to average assets)
Summit	100,840	6.9%	43,869	3.0%	73,116	5.0%
Summit Community	124,192	8.5%	43,851	3.0%	73,085	5.0%

As of December 31, 2009
Total Capital (to risk-weighted assets)
Summit	$133,931	11.3%	$95,186	8.0%	$118,983	10.0%
Summit Community	134,874	11.4%	94,666	8.0%	118,332	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	102,232	8.6%	47,593	4.0%	71,390	6.0%
Summit Community	120,055	10.1%	47,333	4.0%	70,999	6.0%
Tier 1 Capital (to average assets)
Summit	102,232	6.5%	47,463	3.0%	79,106	5.0%
Summit Community	120,055	7.6%	47,257	3.0%	78,762	5.0%

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

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

NOTE  17.  SEGMENT INFORMATION

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for all centralized functions that are performed by the parent.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services.  Information for each of our segments is included below:

	December 31, 2010
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$42,069	$-	$(1,917)	$-	$40,152
Provision for loan losses	21,350	-	-	-	21,350
Net interest income after provision for loan losses	20,719	-	(1,917)	-	18,802
Other income	2,204	4,674	1,426	(1,083)	7,221
Other expenses	26,054	4,258	1,724	(1,083)	30,953
Income (loss) before income taxes	(3,131)	416	(2,215)	-	(4,930)
Income tax expense (benefit)	(2,293)	167	(829)	-	(2,955)
Net income	(838)	249	(1,386)	-	(1,975)
Dividends on preferred shares	-	-	297	-	297
Net income applicable to common shares	$(838)	$249	$(1,683)	$-	$(2,272)
Intersegment revenue (expense)	$(969)	$(114)	$1,083	$-	$-
Average assets	$1,560,002	$6,910	$141,550	$(196,320)	$1,512,142

	December 31, 2009
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$45,433	$-	$(1,891)	$-	$43,542
Provision for loan losses	20,325	-	-	-	20,325
Net interest income after provision for loan losses	25,108	-	(1,891)	-	23,217
Other income	1,029	4,938	6,409	(6,576)	5,800
Other expenses	26,994	4,530	6,950	(6,576)	31,898
Income (loss) before income taxes	(857)	408	(2,432)	-	(2,881)
Income tax expense (benefit)	(1,420)	160	(905)	-	(2,165)
Net income	563	248	(1,527)	-	(716)
Dividends on preferred shares	-	-	74	-	74
Net income applicable to common shares	$563	$248	$(1,601)	$-	$(790)
Intersegment revenue (expense)	$(6,462)	$(114)	$6,576	$-	$-
Average assets	$1,592,969	$7,323	$138,003	$(141,493)	$1,596,802

	December 31, 2008
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$46,181	$-	$(2,106)	$-	$44,075
Provision for loan losses	15,500	-	-	-	15,500
Net interest income after provision for loan losses	30,681	-	(2,106)	-	28,575
Other income	(1,480)	5,030	6,283	(6,965)	2,868
Other expenses	24,201	4,488	7,710	(6,965)	29,434
Income (loss) before income taxes	5,000	542	(3,533)	-	2,009
Income tax expense (benefit)	881	212	(1,384)	-	(291)
Net income	$4,119	$330	$(2,149)	$-	$2,300
Intersegment revenue (expense)	$(6,851)	$(114)	$6,965	$-	$-
Average assets	$1,497,159	$7,509	$128,658	$(115,274)	$1,518,052

NOTE 18.	EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) follow:

	For the Year Ended December 31,
	2010			2009			2008
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income (loss)	$(1,975)			$(716)			$2,300
Less preferred stock dividends	(297)			(74)			-

Basic EPS	$(2,272)	7,425,472	$(0.31)	$(790)	7,421,596	$(0.11)	$2,300	7,411,715	$0.31

Effect of dilutive securities:
Stock options	-	-		-	10,076		-	35,276
Convertible preferred stock	-	-		-	-		-	-

Diluted EPS	$(2,272)	7,425,472	$(0.31)	$(790)	7,431,672	$(0.11)	$2,300	7,446,991	$0.31

Stock option grants and the conversion of convertible preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2010, 2009, and 2008 totaled 312,180 shares, 250,030 shares, and 234,300 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at December 31, 2010 and 2009.

NOTE 19.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2010 and 2009, and the related statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2010	2009
Assets
Cash	$4,608	$7,164
Investment in subsidiaries, eliminated in consolidation	132,767	128,263
Securities available for sale	1,173	114
Premises and equipment	33	5,695
Accrued interest receivable	6	19
Other assets	1,098	1,953
Total assets	$139,685	$143,208
Liabilities and Shareholders' Equity
Short-term borrowings	$-	$2,666
Long-term borrowings	11,734	12,637
Subordinated debentures	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	1,741	856
Total liabilities	49,864	52,548
Preferred stock and related surplus, $1.00 par value, authorized
250,000 shares; 3,710 shares issued 2010 and 2009	3,519	3,519
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2010 and 2009 - 7,425,472 shares	24,508	24,508
Retained earnings	61,201	63,474
Accumulated other comprehensive income	593	(841)
Total shareholders' equity	89,821	90,660

Total liabilities and shareholders' equity	$139,685	$143,208

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2010	2009	2008
Income
Dividends from subsidiaries	$500	$1,000	$2,000
Other dividends and interest income	17	25	40
Realized securities gains	343	-	-
Other-than-temporary impairment of securities	-	(215)	(693)
Management and service fees from subsidiaries	1,083	6,624	6,976
Total income	1,943	7,434	8,323
Expense
Interest expense	1,934	1,916	2,146
Operating expenses	1,724	6,950	7,710
Total expenses	3,658	8,866	9,856
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	(1,715)	(1,432)	(1,533)
Income tax (benefit)	(829)	(905)	(1,384)
Income (loss) before equity in undistributed income
of subsidiaries	(886)	(527)	(149)
Equity in (distributed) undistributed
income of subsidiaries	(1,089)	(189)	2,449
Net income (loss)	(1,975)	(716)	2,300
Dividends on preferred shares	297	74	-
Net income (loss) applicable to common shares	$(2,272)	$(790)	$2,300

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,975)	$(716)	$2,300
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
subsidiaries	1,089	189	(2,449)
Deferred tax expense (benefit)	(120)	(146)	(242)
Depreciation	113	612	654
OTTI on equity securities	-	215	693
Realized security (gains) losses	(343)	-	-
Tax benefit of exercise of stock options	-	-	6
Stock compensation expense	-	-	12
(Increase) decrease in other assets	(740)	(1,065)	2,337
Increase (decrease) in other liabilities	883	(178)	114
Net cash provided by (used in) by operating activities	(1,093)	(1,089)	3,425

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(4,824)	(5,500)	(10,500)
Proceeds from sales of available for sale securities	356
Purchase of available for sale securities	-	(37)	(142)
Proceeds from sales of premises and equipment	5,552	-	-
Purchases of premises and equipment	(4)	(64)	(463)
Proceeds from sale of other assets	1,322	-	-
Net cash provided by (used in) investing activities	2,402	(5,601)	(11,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	-	(445)	(2,668)
Dividends paid on preferred stock	(297)	-	-
Exercise of stock options	-	43	9
Reinvested dividends	-	12	35
Net increase (decrease) in short-term borrowings	(2,666)	467	(318)
Proceeds from long-term borrowings	-	-	3,782
Repayment of long-term borrowings	(902)	-	(2,000)
Proceeds from issuance of subordinated debentures	-	6,762	10,000
Net proceeds from issuance of preferred stock	-	3,519	-
Net cash provided by (used in) financing activities	(3,865)	10,358	8,840
Increase (decrease) in cash	(2,556)	3,668	1,160
Cash:
Beginning	7,164	3,496	2,336
Ending	$4,608	$7,164	$3,496

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$1,941	$1,936	$2,088

NOTE 20.          QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2010
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$20,645	$20,208	$19,554	$19,266
Net interest income	10,232	9,936	9,548	10,437
Net income (loss)	120	(2,878)	(128)	910
Net income applicable to common shares	836	(202)	(2,952)	46
Basic earnings per share	$0.11	$(0.03)	$(0.40)	$0.01
Diluted earnings per share	$0.11	$(0.03)	$(0.40)	$0.01

	2009
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$22,991	$22,761	$22,417	$21,367
Net interest income	11,336	11,107	10,896	10,203
Net income (loss)	1,765	(3,450)	1,403	(434)
Net income applicable to common shares	1,765	(3,450)	1,403	(508)
Basic earnings per share	$0.24	$(0.47)	$0.19	$(0.07)
Diluted earnings per share	$0.24	$(0.46)	$0.19	$(0.07)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2010, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2010 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 45.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 46 and 47.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2012”, “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2014”, “DIRECTORS WHOSE TERMS EXPIRE IN 2013”, and “DIRECTORS WHOSE TERMS EXPIRE IN 2012”, “EXECUTIVE OFFICERS” and under the captions “Family Relationships” “Director Qualifications and Review of Director Nominees” and “Audit and Compliance Committee” in our 2011 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2010 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	317,180	$18.17	350,000
Equity compensation plans not approved by stockholders	-	-	-
Total	317,180	$18.17	350,000

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2012”, “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2014”, “DIRECTORS WHOSE TERMS EXPIRE IN 2013”, “DIRECTORS WHOSE TERMS EXPIRE IN 2012”, "PRINCIPAL SHAREHOLDER" and “EXECUTIVE OFFICERS” in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2011 Proxy Statement, and is incorporated herein by reference.

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

Page(s) in Form 10-K
Exhibit Number		Description	or Prior Filing Reference
(3)		Articles of Incorporation and By-laws:
(i) Amended and Restated Articles of
		Incorporation of Summit Financial Group, Inc.	(a)
(ii) Amended and Restated By-laws of
		Summit Financial Group, Inc.	(b)

(10)	Material Contracts
	(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III	(c)
	(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	(d)
	(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	(e)
	(iv)	Change in Control Agreement with H. Charles Maddy, III	(f)
	(v)	Executive Salary Continuation Agreement with H. Charles Maddy, III	(g)
	(vi)	Form of Amended and Restated Employment Agreement entered into
		with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(h)
	(vii)	Form of Executive Salary Continuation Agreement entered into with
		Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	(i)
	(viii)	Amended and Restated Employment Agreement with Ronald F. Miller	(j)
(ix)	Form of Executive Salary Continuation Agreement entered into with
	Ronald F. Miller	(k)
(x)	Form of Indemnification Agreement between Summit and each Director of Summit	(l)
(xi)	1998 Officers Stock Option Plan	(m)
(xii)	Board Attendance and Compensation Policy, as amended
(xiii)	Summit Financial Group, Inc. Directors Deferral Plan	(n)
(xiv)	Amendment No. 1 to Directors Deferral Plan	(o)
(xv)	Amendment No. 2 to Directors Deferral Plan	(p)
(xvi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan	(q)
(xvii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan	(r)
(xviii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors
	Deferral Plan	(s)
(xix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
	(successor in interest to Capital State Bank, Inc.) Directors Deferral Plan	(t)
(xx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to Shenandoah Valley National Bank, Inc.) Directors
	Deferral Plan	(u)
(xxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc.
(successor in interest to South Branch Valley National Bank)
	Directors Deferral Plan	(v)
(xxii)	Summit Financial Group, Inc. Incentive Plan	(w)
(xxiii)	Summit Community Bank Incentive Compensation Plan	(x)
(xxiv)	Form of Non-Qualified Stock Option Grant Agreement	(y)
(xxv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement	(z)
(xxvi)	2009 Officer Stock Option Plan	(aa)

Page(s) in Form 10-K
Exhibit Number	Description	or Prior Filing Reference
(12)	Statements Re: Computation of Ratios (bb)
(21)	Subsidiaries of Registrant (cc)
(23)	Consent of Arnett & Foster, P.L.L.C
(24)	Power of Attorney
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
(32.1)	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
(32.2)	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group Inc.’s filing on Form 10-Q dated June 30, 2006.
(c)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(d)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated February 4, 2010.
(e)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2010.
(f)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(g)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(h)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(i)	Incorporated by reference to Exhibit 10.5 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(j)	Incorporated by reference to Exhibit 10.6 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(k)	Incorporated by reference to Exhibit 10.9 of Summit Financial Group, Inc.’s filing on Form 10-K dated December 31, 2008.
(l)	Incorporated by reference to Exhibit 1.01 of Summit Financial Group Inc.’s filing on Form 8-K dated February 12, 2009.
(m)	Incorporated by reference to Exhibit 10 of South Branch Valley Bancorp, Inc.’s filing on Form 10-QSB dated June 30, 1998.
(n)	Incorporated by reference to Exhibit 10.10 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(o)	Incorporated by reference to Exhibit 10.11 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2005.
(p)	Incorporated by reference to Exhibit 10.14 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(q)	Incorporated by reference to Exhibit 10.15 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(r)	Incorporated by reference to Exhibit 10.16 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(s)	Incorporated by reference to Exhibit 10.17 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.

(t)	Incorporated by reference to Exhibit 10.18 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(u)	Incorporated by reference to Exhibit 10.19 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(v)	Incorporated by reference to Exhibit 10.20 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(w)	Incorporated by reference to Exhibit 10.2 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(x)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 8-K dated December 14, 2007.
(y)	Incorporated by reference to Exhibit 10.3 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(z)	Incorporated by reference to Exhibit 10.4 of Summit Financial Group Inc.’s filing on Form 10-Q dated March 31, 2006.
(aa)	Incorporated by reference to Exhibit 12 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.
(bb)	Incorporated by reference to Exhibit 10.1 of Summit Financial Group Inc.’s filing on Form 8-K dated May 14, 2009.
(cc)	Incorporated by reference to Exhibit 21 of Summit Financial Group Inc.’s filing on Form 10-K dated December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SUMMIT FINANCIAL GROUP, INC.
                      a West Virginia Corporation
                      (registrant)
By: /s/ H. Charles Maddy, III 2/28/2011	By: /s/ Julie R. Cook 2/28/2011
H. Charles Maddy, III Date	Julie R. Cook Date
President & Chief Executive Officer	Vice President &
Chief Accounting Officer

By: /s/ Robert S. Tissue 2/28/2011
Robert S. Tissue Date
Senior Vice President &
Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By: /s/ Robert S. Tissue                                                      2/28/2011
       Robert S. Tissue                                                           Date
       Attorney-in-fact