Form 10-Q
period 2011-05-02
SUMMIT FINANCIAL GROUP INC
filed 2011-05-03
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.
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
Common Stock, $2.50 par value
7,425,472 shares outstanding as of April 29, 2011

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2011 (unaudited), December 31, 2010, and March 31, 2010 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2011 and 2010 (unaudited)	5

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2011 and 2010 (unaudited)	6

		Consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-37

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38-54

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

	Item 4.	Controls and Procedures	54

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		55

	Item 1A.	Risk Factors		55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Removed and Reserved

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits Exhibit 10.1 Second Amended and Restated Employment Agreement
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				56

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2011	2010	2010
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,263	$4,652	$5,163
Interest bearing deposits with other banks	46,448	45,696	9,032
Securities available for sale	293,240	271,730	262,565
Other investments	21,956	22,941	24,008
Loans held for sale, net	402	343	429
Loans, net	979,387	995,319	1,112,526
Property held for sale	66,961	70,235	50,562
Premises and equipment, net	22,784	23,092	24,001
Accrued interest receivable	5,797	5,879	6,519
Intangible assets	8,914	9,002	9,265
Other assets	32,043	29,581	32,426
Total assets	$1,482,195	$1,478,470	$1,536,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$86,735	$74,604	$71,100
Interest bearing	975,384	962,335	939,936
Total deposits	1,062,119	1,036,939	1,011,036
Short-term borrowings	1,879	1,582	27,456
Long-term borrowings	283,516	304,109	361,335
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,964	9,630	9,746
Total liabilities	1,392,867	1,388,649	1,445,962

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2011 and
2010 - 7,425,472 shares	24,515	24,508	24,508
Retained earnings	60,879	61,201	63,519
Accumulated other comprehensive income (loss)	415	593	(1,012)
Total shareholders' equity	89,328	89,821	90,534

Total liabilities and shareholders' equity	$1,482,195	$1,478,470	$1,536,496

(*) - December 31, 2010 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands, except per share amounts	2011	2010
Interest income
Interest and fees on loans
Taxable	$15,075	$16,958
Tax-exempt	65	83
Interest and dividends on securities
Taxable	2,609	3,138
Tax-exempt	434	455
Interest on interest bearing deposits with other banks	17	11
Total interest income	18,200	20,645
Interest expense
Interest on deposits	4,743	5,498
Interest on short-term borrowings	1	57
Interest on long-term borrowings and subordinated debentures	3,354	4,858
Total interest expense	8,098	10,413
Net interest income	10,102	10,232
Provision for loan losses	3,000	5,350
Net interest income after provision for loan losses	7,102	4,882
Other income
Insurance commissions	1,242	1,209
Service fees	621	707
Realized securities gains (losses)	1,628	264
Gain (loss) on sale of assets	71	12
Writedown of OREO	(3,443)	-
Other	497	353
Total other-than-temporary impairment loss on securities	(1,828)	(454)
Portion of loss recognized in other comprehensive income	600	425
Net impairment loss recognized in earnings	(1,228)	(29)
Total other income	(612)	2,516
Other expense
Salaries, commissions, and employee benefits	3,842	3,724
Net occupancy expense	509	521
Equipment expense	580	629
Supplies	78	109
Professional fees	196	274
Amortization of intangibles	88	88
FDIC premiums	693	825
OREO expense	434	232
Other	556	1,208
Total other expense	6,976	7,610
Income (loss) before income taxes	(486)	(212)
Income tax expense (benefit)	(238)	(332)
Net Income (loss)	(248)	120
Dividends on preferred shares	74	74
Net Income (loss) applicable to common shares	$(322)	$46

Basic earnings per common share	$(0.04)	$0.01
Diluted earnings per common share	$(0.04)	$0.01

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$24,508	$3,519	$61,201	$593	$89,821
Three Months Ended March 31, 2011
Comprehensive income:
Net income (loss)	-	-	(248)	-	(248)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $594, net of deferred taxes of $226	-	-	-	(372)	(372)
Net unrealized gain on available for sale debt
securities of $312 net of deferred taxes of
$118 and reclassification adjustment for net
realized gains included in net income of $1,628	-	-	-	194	194
Total comprehensive income					(426)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	7	-	-	-	7
Preferred stock cash dividends declared ($20.00 per share)	-	-	(74)	-	(74)

Balance, March 31, 2011	$24,515	$3,519	$60,879	$415	$89,328

Balance, December 31, 2009	$24,508	$3,519	$63,474	$(841)	$90,660
Three Months Ended March 31, 2010
Comprehensive income:
Net income (loss)	-	-	120	-	120
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $425, net of deferred taxes of $161	-	-	-	(264)	(264)
Net unrealized gain on available for sale debt
securities of $150 net of deferred taxes of
$57 and reclassification adjustment for net
realized gains included in net income of $264	-	-	-	93	93
Total comprehensive income					(51)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-
Preferred stock cash dividends declared ($20.00 per share)	-	-	(75)	-	(75)

Balance, March 31, 2010	$24,508	$3,519	$63,519	$(1,012)	$90,534

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(248)	$120
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	362	407
Provision for loan losses	3,000	5,350
Stock compensation expense	7	-
Deferred income tax (benefit)	(1,630)	(437)
Loans originated for sale	(2,715)	(1,781)
Proceeds from loans sold	2,656	1,354
Securities (gains)	(1,628)	(264)
Other-than-temporary impairment of debt securities	1,228	29
(Gain) on disposal of other repossessed assets & property held for sale	(71)	(12)
Write down of other repossessed assets & property held for sale	3,443	-
Amortization of securities premiums (accretion of discounts), net	373	(302)
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Increase (decrease) in accrued interest receivable	82	(196)
(Increase) in other assets	(973)	(1,574)
Increase (decrease) in other liabilities	(665)	739
Net cash provided by operating activities	3,312	3,524
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	(752)	25,215
Proceeds from maturities and calls of securities available for sale	2,889	6,034
Proceeds from sales of securities available for sale	13,256	4,078
Principal payments received on securities available for sale	17,311	13,144
Purchases of securities available for sale	(55,226)	(13,907)
Redemption of Federal Home Loan Bank Stock	986	-
Net principal payments received on loans	11,225	8,792
Purchases of premises and equipment	(54)	(175)
Proceeds from sales of other repossessed assets & property held for sale	1,855	462
Net cash provided by (used in) investing activities	(8,510)	43,643
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	50,571	6,935
Net (decrease) in time deposits	(25,391)	(13,236)
Net increase (decrease) in short-term borrowings	296	(22,284)
Repayment of long-term borrowings	(20,593)	(20,158)
Dividends paid on preferred stock	(74)	(74)
Net cash provided by (used in) financing activities	4,809	(48,817)
(Decrease) in cash and due from banks	(389)	(1,650)
Cash and due from banks:
Beginning	4,652	6,813
Ending	$4,263	$5,163
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2011	2010

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,311	$10,636
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,707	$10,668

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

The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2010 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2010 and March 31, 2010, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 3 – Fair Value Measurements.

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date is for interim and annual reporting periods ending after June 15, 2011.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011.  Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This amendment was effective for us January 1, 2011 and had no impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of March 31, 2011, the appraised values of the underlying collateral for our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was in excess of the total fair value by $12,107,000.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$31,389	$-	$31,389	$-
Mortgage backed securities:
Government sponsored agencies	146,226	-	146,226	-
Nongovernment sponsored agencies	52,540	-	52,540	-
State and political subdivisions	22,168	-	22,168	-
Corporate debt securities	965	-	965	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	39,875	-	39,875	-
Total available for sale securities	$293,240	$-	$293,240	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$30,665	$-	$30,665	$-
Mortgage backed securities:
Government sponsored agencies	123,037	-	123,037	-
Nongovernment sponsored agencies	59,267	-	59,267	-
State and political subdivisions	22,388	-	22,388	-
Corporate debt securities	949	-	949	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	35,347	-	35,347	-
Total available for sale securities	$271,730	$-	$271,730	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2011.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$402	$-	$402	$-

Impaired loans
Commercial	$1,423	$-	$-	$1,423
Commercial real estate	16,512	-	14,137	2,375
Construction and development	19,790	-	10,023	9,767
Residential real estate	20,755	-	16,608	4,147
Total impaired loans	$58,480	$-	$40,768	$17,712

OREO	$66,961	$-	$66,961	$-

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$343	$-	$343	$-

Impaired loans
Commercial	$630	$-	$-	$630
Commercial real estate	16,408	-	13,569	2,839
Construction and development	13,940	-	11,251	2,689
Residential real estate	21,028	-	14,836	6,192
Total impaired loans	$52,006	$-	$39,656	$12,350

OREO	$70,235	$-	$69,855	$380

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at March 31, 2011 of $61,748,000, with a valuation allowance of $3,268,000, resulting in no additional provision for loan losses for the three months ended March 31, 2011.

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

Interest bearing deposits with other banks:  The carrying values of interest bearing deposits with other banks approximate their estimated fair values.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$4,263	$4,263	$4,652	$4,652
Interest bearing deposits with
other banks	46,448	46,448	45,696	45,696
Securities available for sale	293,240	293,240	271,730	271,730
Other investments	21,956	21,956	22,941	22,941
Loans held for sale, net	402	402	343	343
Loans, net	979,387	987,922	995,319	1,002,889
Accrued interest receivable	5,797	5,797	5,879	5,879
	$1,351,493	$1,360,028	$1,346,560	$1,354,130
Financial liabilities
Deposits	$1,062,119	$1,121,890	$1,036,939	$1,102,131
Short-term borrowings	1,879	1,879	1,582	1,582
Long-term borrowings	283,516	300,538	304,109	323,803
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,916	2,916	3,130	3,130
	$1,386,819	$1,463,612	$1,382,149	$1,467,035

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2011			2010
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$(248)			$120
Less preferred stock dividends	(74)			(74)

Basic EPS	$(322)	7,425,472	$(0.04)	$46	7,425,472	$0.01

Effect of dilutive securities:
Stock options	-	-		-	-
Convertible preferred stock	-	-		-	-

Diluted EPS	$(322)	7,425,472	$(0.04)	$46	7,425,472	$0.01

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2011 and 2010 totaled 312,180 shares and 309,180 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at March 31, 2011 and 2010.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2011, December 31, 2010, and March 31, 2010 are summarized as follows:

	March 31, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$31,530	$217	$358	$31,389
Residential mortgage-backed securities:
Government-sponsored agencies	143,883	2,751	408	146,226
Nongovernment-sponsored agencies	52,516	1,890	1,866	52,540
State and political subdivisions	23,324	21	1,177	22,168
Corporate debt securities	999	-	34	965
Total taxable debt securities	252,252	4,879	3,843	253,288
Tax-exempt debt securities:
State and political subdivisions	40,238	273	636	39,875
Total tax-exempt debt securities	40,238	273	636	39,875
Equity securities	77	-	-	77
Total available for sale securities	$292,567	$5,152	$4,479	$293,240

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$30,645	$319	$299	$30,665
Residential mortgage-backed securities:
Government-sponsored agencies	119,608	3,642	213	123,037
Nongovernment-sponsored entities	60,257	2,528	3,518	59,267
State and political subdivisions	23,342	6	960	22,388
Corporate debt securities	999	-	50	949
Total taxable debt securities	234,851	6,495	5,040	236,306
Tax-exempt debt securities
State and political subdivisions	35,843	211	707	35,347
Total tax-exempt debt securities	35,843	211	707	35,347
Equity securities	77	-	-	77
Total available for sale securities	$270,771	$6,706	$5,747	$271,730

	March 31, 2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$53,229	$679	$108	$53,800
Residential mortgage-backed securities:
Government-sponsored agencies	94,777	4,365	74	99,068
Nongovernment-sponsored agencies	69,869	713	7,292	63,290
State and political subdivisions	4,280	38	17	4,301
Corporate debt securities	350	2	-	352
Total taxable debt securities	222,505	5,797	7,491	220,811
Tax-exempt debt securities:
State and political subdivisions	41,613	480	416	41,677
Total tax-exempt debt securities	41,613	480	416	41,677
Equity securities	77	-	-	77
Total available for sale securities	$264,195	$6,277	$7,907	$262,565

The maturities, amortized cost and estimated fair values of securities at March 31, 2011, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$75,551	$77,327
Due from one to five years	107,837	109,597
Due from five to ten years	34,156	33,641
Due after ten years	74,946	72,598
Equity securities	77	77
	$292,567	$293,240

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2011 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$13,256	$2,889	$17,311	$1,633	$5

During the three months ended March 31, 2011, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended
	Residential MBS
	Nongovernment
	- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total
March 31, 2011
Total other-than-temporary impairment losses	$(1,828)	$-	$(1,828)
Portion of loss recognized in
other comprehensive income	600	-	600
Net impairment losses recognized in earnings	$(1,228)	$-	$(1,228)

March 31, 2010
Total other-than-temporary impairment losses	$(454)	$-	$(454)
Portion of loss recognized in
other comprehensive income	425	-	425
Net impairment losses recognized in earnings	$(29)	$-	$(29)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2011 is as follows:

Three Months Ended
March 31, 2011

Dollars in thousands	Total
Beginning Balance	$(3,910)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(1,228)
Securities sold during the period	-
Ending Balance	$(5,138)

At March 31, 2011, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at March 31, 2011:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	12.0%	5.4%	17.6%
Constant default rates	6.7%	3.5%	10.2%
Loss severities	49.0%	40.0%	56.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at March
31, 2011 and December 31, 2010, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$16,953	$(344)	$1,259	$(14)	$18,212	$(358)
Residential mortgage-backed securities:
Government-sponsored agencies	41,034	(408)	-	-	41,034	(408)
Nongovernment-sponsored entities	1,304	(13)	9,829	(795)	11,133	(808)
State and political subdivisions	17,107	(1,172)	385	(5)	17,492	(1,177)
Corporate debt securities	965	(34)	-	-	965	(34)
Tax-exempt debt securities
State and political subdivisions	20,170	(476)	1,161	(160)	21,331	(636)
Total temporarily impaired securities	97,533	(2,447)	12,634	(974)	110,167	(3,421)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	474	(624)	3,460	(434)	3,934	(1,058)
Total other-than-temporarily
impaired securities	474	(624)	3,460	(434)	3,934	(1,058)
Total	$98,007	$(3,071)	$16,094	$(1,408)	$114,101	$(4,479)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$9,658	$(284)	$1,272	$(15)	$10,930	$(299)
Residential mortgage-backed securities:
Government-sponsored agencies	24,869	(213)	-	-	24,869	(213)
Nongovernment-sponsored entities	7,506	(459)	12,695	(2,716)	20,201	(3,175)
State and political subdivisions	18,215	(955)	385	(5)	18,600	(960)
Corporate debt securities	949	(50)	-	-	949	(50)
Tax-exempt debt securities
State and political subdivisions	17,523	(555)	1,169	(152)	18,692	(707)
Total temporarily impaired securities	78,720	(2,516)	15,521	(2,888)	94,241	(5,404)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	71	(43)	4,624	(300)	4,695	(343)
Total other-than-temporarily
impaired securities	71	(43)	4,624	(300)	4,695	(343)
Total	$78,791	$(2,559)	$20,145	$(3,188)	$98,936	$(5,747)

We held 102 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at March 31, 2011.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At March 31, 2011, we had $1.9 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2011	2010	2010
Commercial	$92,227	$97,059	$121,258
Commercial real estate
Owner-occupied	182,956	187,098	198,974
Non-owner occupied	240,604	235,337	256,420
Construction and development
Land and land development	93,675	99,085	109,381
Construction	13,879	13,691	41,808
Residential real estate
Non-jumbo	233,308	239,290	252,413
Jumbo	61,878	61,340	66,862
Home equity	50,499	50,987	50,654
Consumer	22,968	24,145	27,303
Other	4,326	4,511	5,296
Total loans, net of unearned fees	996,320	1,012,543	1,130,369
Less allowance for loan losses	16,933	17,224	17,843
Loans, net	$979,387	$995,319	$1,112,526

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2011 and 2010 and December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At March 31, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$906	$4	$2,142	$3,052	$89,175	$-
Commercial real estate
Owner-occupied	72	473	2,765	3,310	179,646	-
Non-owner occupied	1,916	53	1,421	3,390	237,214	-
Construction and development
Land and land development	1,773	124	8,358	10,255	83,420	-
Construction	-	51	150	201	13,678	-
Residential mortgage
Non-jumbo	5,229	1,184	3,889	10,302	223,006	-
Jumbo	-	-	927	927	60,951	-
Home equity	148	-	74	222	50,277	-
Consumer	406	77	143	626	22,342	-
Other	8	3	9	19	4,307	9
Total	$10,458	$1,969	$19,878	$32,304	$964,016	$9

	At December 31, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$388	$307	$1,286	$1,981	$95,078	$-
Commercial real estate
Owner-occupied	364	-	1,348	1,712	185,386	-
Non-owner occupied	3,697	590	310	4,597	230,740	-
Construction and development
Land and land development	3,023	131	9,732	12,886	86,199	-
Construction	-	2	317	319	13,372	-
Residential mortgage
Non-jumbo	3,557	2,412	3,953	9,922	229,368	-
Jumbo	2,997	10,383	2,549	15,929	45,411	1,442
Home equity	501	270	51	822	50,165	-
Consumer	420	147	107	674	23,471	-
Other	9	10	-	19	4,492	-

Total	$14,956	$14,252	$19,653	$48,861	$963,682	$1,442

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At March 31, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$155	$1,084	$469	$1,708	$119,550	$-
Commercial real estate
Owner-occupied	-	1,099	309	1,408	197,567	-
Non-owner occupied	2,203	6,701	33,000	41,904	214,516	-
Construction and development
Land and land development	10,039	1,568	10,277	21,884	87,496	-
Construction	-	45	6,393	6,438	35,370	-
Residential mortgage
Non-jumbo	5,214	1,072	2,765	9,051	243,243	-
Jumbo	927	655	627	2,209	64,772	-
Home equity	961	-	432	1,393	49,262	167
Consumer	293	132	190	615	26,687	3
Other	10	3	-	13	5,283	-

Total	$19,802	$12,359	$54,462	$86,623	$1,043,746	$170

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2011, December 31, 2010 and March 31, 2010.

Dollars in thousands	3/31/2011	12/31/2010	3/31/2010
Commercial	$2,186	$1,318	$511
Commercial real estate
Owner-occupied	3,785	2,372	312
Non-owner occupied	1,499	314	33,595
Construction and development
Land & land development	8,358	9,732	10,279
Construction	201	317	6,407
Residential mortgage
Non-jumbo	4,908	4,918	3,083
Jumbo	927	1,106	631
Home equity	508	51	339
Consumer	197	141	206
Other	-	-	-
Total	$22,569	$20,269	$55,363

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The tables below set forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	03/31/2011	12/31/2010	03/31/2010	Method used to measure impairment
Commerical	$1,436	$630	$517	Fair value of collateral
Commerical real estate
Owner-occupied	8,393	8,866	7,311	Fair value of collateral
	2,618	2,623	2,398	Discounted cash flow
Non-owner occupied	4,455	4,922	39,581	Fair value of collateral
	530	530	1,951	Discounted cash flow
Construction and development
Land & land development	22,130	16,515	20,567	Fair value of collateral
Construction	92	-	5,974	Fair value of collateral
Residential mortgage
Non-jumbo	5,906	4,533	2,257	Fair value of collateral
	577	753	29	Discounted cash flow
Jumbo	15,401	17,296	2,593	Fair value of collateral
Home equity	210	213	-	Fair value of collateral
Total	$61,748	$56,881	$83,178

The following tables present loans individually evaluated for impairment at March 31, 2011, December 31, 2010 and March 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$1,422	$1,423	$-	$215	$1
Commercial real estate
Owner-occupied	7,049	7,068	-	1,761	12
Non-owner occupied	1,637	1,638	-	728	8
Construction and development
Land & land development	19,217	19,217	-	5,417	16
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	4,055	4,077	-	2,439	19
Jumbo	13,128	13,129	-	4,376	75
Home equity	-	-	-	-	-
Total without a related allowance	$46,508	$46,552	$-	$14,936	$131

With a related allowance
Commercial	$14	$14	$14	$-	$-
Commercial real estate
Owner-occupied	3,943	3,943	280	2,198	12
Non-owner occupied	3,341	3,347	470	721	7
Construction and development
Land & land development	2,912	2,912	1,160	2,352	3
Construction	92	92	5	1	-
Residential real estate
Non-jumbo	2,404	2,406	681	718	6
Jumbo	2,272	2,272	448	757	-
Home equity	210	210	210	178	-
Total with a related allowance	$15,188	$15,196	$3,268	$6,925	$28

Total
Commercial	$39,627	$39,654	$1,929	$13,393	$59
Residential real estate	22,069	22,094	1,339	8,468	100
Total	$61,696	$61,748	$3,268	$21,861	$159

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$629	$630	$-	$232	$9
Commercial real estate
Owner-occupied	7,538	7,556	-	9,052	440
Non-owner occupied	3,314	3,321	-	12,852	734
Construction and development
Land & land development	9,213	9,214	-	12,852	468
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,161	2,696	-	2,074	76
Jumbo	14,822	14,822	-	7,887	547
Home equity	165	165	-	-	-
Total without a related allowance	$37,842	$38,404	$-	$44,949	$2,274

With a related allowance
Commercial	$-	$-	$-	$-	$-
Commercial real estate
Owner-occupied	3,933	3,933	265	670	-
Non-owner occupied	2,130	2,130	267	1,953	88
Construction and development
Land & land development	7,301	7,301	2,575	3,183	7
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,589	2,591	843	1,242	22
Jumbo	2,474	2,474	877	1,343	31
Home equity	48	48	48	12	1
Total with a related allowance	$18,475	$18,477	$4,875	$8,403	$149

Total
Commercial	$34,058	$34,085	$3,107	$40,794	$1,746
Residential real estate	22,259	22,796	1,768	12,558	677
Total	$56,317	$56,881	$4,875	$53,352	$2,423

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$348	$348	$-	$34	$-
Commercial real estate			-
Owner-occupied	9,666	9,710	-	8,622	140
Non-owner occupied	5,776	5,796	-	5,277	52
Construction and development
Land & land development	11,192	11,193	-	4,840	1
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,266	2,281	-	965	4
Jumbo	1,583	1,582	-	18	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Total without a related allowance	$30,831	$30,910	$-	$19,756	$197

With a related allowance
Commercial	$170	$169	$122	$169	$-
Commercial real estate
Owner-occupied	-	-	-	-	-
Non-owner occupied	35,678	35,736	6,122	35,240	50
Construction and development
Land & land development	9,374	9,374	2,578	9,374	65
Construction	5,961	5,974	913	5,974	-
Residential real estate
Non-jumbo	383	384	384	384	6
Jumbo	627	631	325	631	-
Home equity	-	-	-	-	-
Total with a related allowance	$52,193	$52,268	$10,444	$51,772	$121

Total
Commercial	$78,165	$78,300	$9,735	$69,530	$308
Consumer	-	-	-	-	-
Residential	4,859	4,878	709	1,998	10
Total	$83,024	$83,178	$10,444	$71,528	$318

Included in impaired loans are troubled debt restructurings of $31,427,000 and $31,712,000 at March 31, 2011 and December 31, 2010, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Pass	$60,697	$63,061	$13,579	$13,321	$84,524	$89,129	$162,168	$167,048	$218,857	$218,555
OLEM (Special Mention)	19,326	19,509	249	249	5,765	6,481	9,059	4,417	18,219	14,154
Substandard	13,652	15,796	51	121	1,938	1,449	11,729	15,633	3,528	2,628
Doubtful	-	719	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$93,675	$99,085	$13,879	$13,691	$92,227	$97,059	$182,956	$187,098	$240,604	$235,337

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2011	12/31/2010	3/31/2010	3/31/2011	12/31/2010	3/31/2010
Residential real estate
Non-jumbo	$228,400	$233,857	$249,211	$4,908	$5,433	$3,083
Jumbo	60,951	59,307	66,350	927	2,033	631
Home Equity	49,991	50,936	50,149	508	51	506
Consumer	22,771	24,003	27,093	197	142	209
Other	4,326	4,511	5,296	-	-	-
Total	$366,439	$372,614	$398,099	$6,540	$7,659	$4,429

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month periods ended March 30, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2011	2010	2010
Balance, beginning of period	$17,224	$17,000	$17,000
Losses:
Commercial	1,827	23	601
Commercial real estate	-	393	9,239
Construction and development	-	2,790	7,937
Residential real estate	1,503	1,267	3,836
Consumer	55	84	279
Other	10	49	233
Total	3,395	4,606	22,125
Recoveries:
Commercial	28	3	38
Commercial real estate	9	4	273
Construction and development	2	5	331
Residential real estate	13	31	164
Consumer	50	16	87
Other	2	40	106
Total	104	99	999
Net losses	3,291	4,507	21,126
Provision for loan losses	3,000	5,350	21,350
Balance, end of period	$16,933	$17,843	$17,224

Activity in the allowance for loan losses by loan class during the first three months of 2011 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,901	$322	$323	$1,107	$2,941	$2,420	$1,315	$600	$263	$32	$17,224
Charge-offs	1,827	-	-	-	-	860	643	-	55	10	3,395
Recoveries	2	-	28	-	9	11	1	1	51	2	104
Provision	(173)	126	40	199	250	1,625	794	185	(57)	11	3,000
Ending balance	$5,903	$448	$391	$1,306	$3,200	$3,196	$1,467	$786	$201	$35	$16,933

Allowance related to:
Loans individually
evaluated for impairment	$1,161	$5	$13	$280	$470	$682	$447	$210	$-	$-	$3,268
Loans collectively
evaluated for impairment	4,742	443	378	1,026	2,730	2,514	1,020	576	201	35	13,665
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,903	$448	$391	$1,306	$3,200	$3,196	$1,467	$786	$201	$35	$16,933

Loans
Loans individually
evaluated for impairment	$22,130	$92	$1,436	$11,011	$4,985	$6,484	$15,401	$210	$-	$-	$61,749
Loans collectively
evaluated for impairment	71,545	13,787	90,791	171,945	235,619	226,824	46,477	50,289	22,968	4,326	$934,571
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$93,675	$13,879	$92,227	$182,956	$240,604	$233,308	$61,878	$50,499	$22,968	$4,326	$996,320

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2011 and other intangible assets by reporting unit at March 31, 2011 and December 31, 2010.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2011	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, March 31, 2011	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2011			December 31, 2010
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,801	-	1,801	1,763	-	1,763
Net carrying amount	$466	$-	$466	$504	$-	$504

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	750	750	-	700	700
Net carrying amount	$-	$2,250	$2,250	$-	$2,300	$2,300

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2011 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2011 through 2013.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2011 and 2010 and December 31, 2010:

	March 31,	December 31,	March 31,
Dollars in thousands	2011	2010	2010
Demand deposits, interest bearing	$153,283	$150,291	$148,657
Savings deposits	212,502	177,053	198,303
Retail time deposits	392,394	404,704	358,190
Wholesale deposits	217,205	230,287	234,786
Total	$975,384	$962,335	$939,936

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2011:

Dollars in thousands	Amount	Percent
Three months or less	$47,360	12.1%
Three through six months	32,605	8.4%
Six through twelve months	82,107	21.1%
Over twelve months	227,762	58.4%
Total	$389,834	100.0%

A summary of the scheduled maturities for all time deposits as of March 31, 2011 is as follows:

Dollars in thousands	Amount
Nine month period ending December 31, 2011	$242,966
Year ending December 31, 2012	138,046
Year ending December 31, 2013	86,300
Year ending December 31, 2014	46,667
Year ending December 31, 2015	41,565
Thereafter	54,055
$609,599

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31, 2011
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$-	$925	$954
Average balance outstanding for the period	-	781	953
Maximum balance outstanding at
any month end during period	-	925	953
Weighted average interest rate for the period	0.00%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.00%	0.15%	0.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2010
			Federal Funds
	Short-term	Short-Term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$-	$629	$953
Average balance outstanding for the period	13,724	1,084	1,364
Maximum balance outstanding at
any month end during period	45,000	1,787	3,617
Weighted average interest rate for the period	0.42%	0.34%	1.39%
Weighted average interest rate for balances
outstanding at December 31	0.00%	0.15%	0.25%

	Three Months Ended March 31, 2010
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$25,000	$1,505	$951
Average balance outstanding for the period	41,187	1,158	2,621
Maximum balance outstanding at
any month end during period	45,000	1,504	3,617
Weighted average interest rate for the period	0.37%	0.41%	2.62%
Weighted average interest rate for balances
outstanding at March 31	0.36%	0.45%	0.25%

Long-term borrowings:  Our long-term borrowings of $283,516,000, $304,109,000 and $361,335,000 at March 31, 2011, December 31, 2010, and March 31, 2010 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at March 31,		December 31,
Dollars in thousands	2011	2010	2010
Long-term FHLB advances	$162,233	$238,698	$182,375
Long-term reverse repurchase agreements	110,000	110,000	110,000
Term loan	11,283	12,637	11,734
Total	$283,516	$361,335	$304,109

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2011 was 4.15% compared to 4.91% for the first three months of 2010.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at March 31, 2011, December 31, 2010, and March 31, 2010.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at March 31, 2011, December 31, 2010, and March 31, 2010.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3,500,000 in capital securities and $109,000 in common securities and invested the proceeds in $3,609,000 of debentures. SFG Capital Trust II issued $7,500,000 in capital securities and $232,000 in common securities and invested the proceeds in $7,732,000 of debentures. SFG Capital Trust III issued $8,000,000 in capital securities and $248,000 in common securities and invested the proceeds in $8,248,000 of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of each Capital Trust are redeemable by us quarterly.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2011	$14,801	$-	$-
	2012	66,721	-	-
	2013	41,885	-	-
	2014	83,416	-	-
	2015	1,894	10,000	-
	Thereafter	74,799	6,800	19,589
		$283,516	$16,800	$19,589

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first three months of 2011 or 2010.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2011 and 2010, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2011 and 2010 is as follows:

For the Three Months Ended March 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	309,180	$18.54
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31	317,180	$18.17	309,180	$18.54

Other information regarding options outstanding and exercisable at March 31, 2011 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	2.85	$7	59,150	$5.37	$-
6.01 - 10.00	33,680	9.20	5.34	-	31,280	9.43	-
10.01 - 17.50	2,300	17.43	2.92	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	5.75	-	51,100	17.79	-
20.01 - 25.93	165,750	25.15	4.53	-	165,750	25.15	-

	317,180	18.17		$7	309,580	18.51	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,346
Construction loans	20,329
Other loans	34,488
Standby letters of credit	5,991
Total	$104,154

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2011, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to risk weighted assets)
Summit	$125,201	11.7%	$85,453	8.0%	$106,817	10.0%
Summit Community	134,073	12.6%	85,437	8.0%	106,797	10.0%
Tier I Capital (to risk weighted assets)
Summit	96,834	9.1%	42,727	4.0%	64,090	6.0%
Summit Community	120,506	11.3%	42,719	4.0%	64,078	6.0%
Tier I Capital (to average assets)
Summit	96,834	6.6%	43,834	3.0%	73,057	5.0%
Summit Community	120,506	8.3%	43,796	3.0%	72,994	5.0%

As of December 31, 2010
Total Capital (to risk weighted assets)
Summit	129,610	11.8%	87,543	8.0%	109,428	10.0%
Summit Community	138,164	12.6%	87,558	8.0%	109,447	10.0%
Tier I Capital (to risk weighted assets)
Summit	100,840	9.2%	43,771	4.0%	65,657	6.0%
Summit Community	124,192	11.3%	43,779	4.0%	65,668	6.0%
Tier I Capital (to average assets)
Summit	100,840	6.9%	43,869	3.0%	73,116	5.0%
Summit Community	124,192	8.5%	43,851	3.0%	73,085	5.0%

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

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2010.

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for all centralized functions that are performed by the parent, including overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services.  Information for each of our segments is included below:

	Three Months Ended March 31, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,553	$-	$(451)	$-	$10,102
Provision for loan losses	3,000	-	-	-	3,000
Net interest income after provision for loan losses	7,553	-	(451)	-	7,102
Other income	(2,960)	1,237	1,359	(248)	(612)
Other expenses	5,738	1,027	459	(248)	6,976
Income (loss) before income taxes	(1,145)	210	449	-	(486)
Income tax expense (benefit)	(547)	90	219	-	(238)
Net income (loss)	(598)	120	230	-	(248)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$(598)	$120	$156	$-	$(322)
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,535,822	$6,680	$140,288	$(210,555)	$1,472,235

	Three Months Ended March 31, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,716	$-	$(484)	$-	$10,232
Provision for loan losses	5,350	-	-	-	5,350
Net interest income after provision for loan losses	5,366	-	(484)	-	4,882
Other income	1,108	1,218	530	(340)	2,516
Other expenses	6,455	1,038	457	(340)	7,610
Income (loss) before income taxes	19	180	(411)	-	(212)
Income tax expense (benefit)	(231)	68	(169)	-	(332)
Net income (loss)	250	112	(242)	-	120
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$250	$112	$(316)	$-	$46
Intersegment revenue (expense)	$(312)	$(28)	$340	$-	$-
Average assets	$1,572,527	$6,895	$143,544	$(170,149)	$1,552,817

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2010 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 6.65% for the first three months in 2011 compared to the same period of 2010 while our net interest earnings on a tax equivalent basis decreased only 1.34%.  Our tax equivalent net interest margin increased 16 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Community banking	$(598)	$250
Insurance	120	112
Parent and other	156	(316)
Consolidated net income (loss)	$(322)	$46

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2010 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the consolidated financial statements of our 2010 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2010 Annual Report on Form 10-K.

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

Deferred Income Tax Assets:  At March 31, 2011, we had net deferred tax assets of $12.3 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2011 declined to a loss of $322,000, or $0.04 per diluted shares as compared to income of $46,000 or $0.01 per diluted share for the same period of 2010.  Earnings were negatively impacted for both periods by continued high provisions for loan losses due to our increased nonperforming loans.  The provision for loan losses was $3.0 million and $5.35 million for the three months ended March 31, 2011 and 2010, respectively.  Included in earnings for the three months ended March 31, 2011 was $1.6 million of realized securities gains, $3.4 million of charges resulting from the write down of a portion of our OREO properties to fair value and $1.2 million in other than temporary impairment charges on securities.  Returns on average equity and assets for the first three months of 2011 were (1.14%) and (0.07%), respectively, compared with 0.20% and 0.01% for the same period of 2010.

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

Our net interest income on a fully tax-equivalent basis totaled $10,367,000 for the three months ended March 31, 2011 compared to $10,508,000 for the same period of 2010, representing a decrease of $141,000 or 1.34%.  This decrease is primarily the result of a decrease in loans, which was partially offset by a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 6.65% from $1,446,523,000 during the first three months of 2010 to $1,350,338,000 for the first three months of 2011.  Average interest bearing liabilities declined 6.42% from $1,383,018,000 at March 31, 2010 to $1,294,179,000 at March 31, 2011, at an average yield for the first three months of 2011 of 2.54% compared to 3.05% for the same period of 2010.

Our consolidated net interest margin increased to 3.11% for the three months ended March 31 2011, compared to 2.95% for the same period in 2010. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended March 31, 2011 compared to March 31, 2010, the yields on earning assets decreased 32 basis points, while the cost of our interest bearing funds decreased by 51 basis points.  The decrease in the cost of interest bearing funds is primarily the result of our reducing or repricing over $100 million of our higher-rate long-term borrowings in late 2010.

Assuming no significant change in market interest rates, we anticipate a stable net interest margin in the near term as a result of our anticipated lower cost of funds, we do not expect interest rates to rise in the near future, we do not expect significant growth in our interest earning assets, nor do we expect our nonperforming asset balances to decline significantly in the near future.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$1,001,347	$15,083	6.11%	$1,145,202	$16,957	6.01%
Tax-exempt (2)	4,940	98	8.05%	6,685	126	7.64%
Securities
Taxable	269,858	2,609	3.92%	252,500	3,138	5.04%
Tax-exempt (2)	37,827	658	7.05%	41,797	689	6.69%
Federal funds sold and interest
bearing deposits with other banks	36,366	17	0.19%	339	11	13.16%
Total interest earning assets	1,350,338	18,465	5.55%	1,446,523	20,921	5.87%

Noninterest earning assets
Cash & due from banks	4,036			15,645
Premises and equipment	22,977			24,146
Other assets	113,000			84,777
Allowance for loan losses	(18,116)			(18,274)
Total assets	$1,472,235			$1,552,817

Interest bearing liabilities
Interest bearing demand deposits	$148,263	$100	0.27%	$146,700	$173	0.48%
Savings deposits	197,638	501	1.03%	194,828	691	1.44%
Time deposits	623,318	4,142	2.69%	595,837	4,634	3.15%
Short-term borrowings	1,734	1	0.23%	44,966	57	0.51%
Long-term borrowings
and capital trust securities	323,226	3,354	4.21%	400,687	4,858	4.92%
Total interest bearing liabilities	1,294,179	8,098	2.54%	1,383,018	10,413	3.05%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	78,023			70,569
Other liabilities	9,634			7,872
Total liabilities	1,381,836			1,461,459

Shareholders' equity - preferred	3,519			3,519
Shareholders' equity - common	86,880			87,839
Total liabilities and
shareholders' equity	$1,472,235			$1,552,817
Net interest earnings		$10,367			$10,508
Net yield on interest earning assets			3.11%			2.95%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $265,000 and $466,000 for the periods ended
March 31, 2011 and March 31 2010, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2011 versus March 31, 2010
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(2,162)	$288	$(1,874)
Tax-exempt	(34)	6	(28)
Securities
Taxable	205	(734)	(529)
Tax-exempt	(67)	36	(31)
Federal funds sold and interest
bearing deposits with other banks	27	(21)	6
Total interest earned on
interest earning assets	(2,031)	(425)	(2,456)

Interest paid on:
Interest bearing demand
deposits	2	(75)	(73)
Savings deposits	10	(200)	(190)
Time deposits	207	(699)	(492)
Short-term borrowings	(36)	(20)	(56)
Long-term borrowings and capital
trust securities	(861)	(643)	(1,504)
Total interest paid on
interest bearing liabilities	(678)	(1,637)	(2,315)

Net interest income	$(1,353)	$1,212	$(141)

Noninterest Income

Total noninterest income decreased to a loss of $612,000 for the first three months of 2011, compared to income of $2,516,000 for the same period of 2010, with other-than-temporary impairment charges on securities and writedowns of OREO properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2011	2010
Insurance commissions	$1,242	$1,209
Service fees	621	707
Realized securities gains (losses)	1,628	264
Other-than-temporary impairment of securities	(1,228)	(29)
Gain (loss) on sale of assets	71	12
Writedown of OREO	(3,443)	-
Other	497	353
Total	$(612)	$2,516

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first three months of 2011, we recorded non-cash other-than temporary impairment charges of $1,228,000 related to certain residential mortgage-backed securities which we continue to own.

Writedown of OREO:  During the first three months of 2011, we recorded $3,443,000 in charges to writedown certain OREO properties to estimated fair value as part of our normal, ongoing re-appraisal process.  $2,719,000 of this writedown is attributable to one developer of three residential subdivisions.

Noninterest Expense

Total noninterest expense decreased approximately 8.3% for the three months ended March 31, 2011, as compared to the same period in 2010.  While OREO expenses continue to increase due to higher levels of foreclosed properties, FDIC premiums are lower in 2011 due to our lower deposit base, and other expenses are down as a result of an anticipated refund of Virginia business franchise taxes paid or accrued for due to an allowable credit for OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2011	$	%	2010
Salaries, commissions, and employee benefits	$3,842	$118	3.2%	$3,724
Net occupancy expense	509	(12)	-2.3%	521
Equipment expense	580	(49)	-7.8%	629
Supplies	78	(31)	-28.4%	109
Professional fees	196	(78)	-28.5%	274
Amortization of intangibles	88	-	0.0%	88
FDIC premiums	693	(132)	-16.0%	825
OREO expense	434	202	87.1%	232
Other	556	(652)	-54.0%	1,208
Total	$6,976	$(634)	-8.3%	$7,610

Credit Experience

Due to continued recessionary economic conditions, borrowers have in many cases been unable to meet their current debt obligation due to a range of factors including declining property values and elevated unemployment levels.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly in our residential real estate loan portfolios and in commercial construction loans to residential real estate developers.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will generally trend lower than those experienced over the past two years, and we anticipate that nonperforming assets will remain elevated in the near term.

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

We recorded $3,000,000 and $5,350,000 provisions for loan losses for the first three months of 2011 and 2010, respectively.  This decline is a result of lower levels of impaired loans at March 31, 2011 compared to March 31, 2010.  At March 31, 2010, the allowance for loan losses totaled $16,933,000 or 1.70% of loans, net of unearned income, compared to $17,224,000 or 1.70% of loans, net of unearned income, at December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

As illustrated in Table IV below, our non-performing assets have decreased during the past 12 months.

Table IV - Summary of Non-Performing Assets

Dollars in thousands	March 31,		December 31,
	2011	2010	2010
Accruing loans past due 90 days or more	$9	$170	$1,442
Nonaccrual loans
Commercial	2,186	511	1,318
Commercial real estate	5,284	33,907	2,686
Commercial construction and development	131	9,668	-
Residential construction and development	8,428	7,018	10,049
Residential real estate	6,343	4,053	6,075
Consumer	197	206	141
Total nonaccrual loans	22,569	55,363	20,269
Foreclosed properties
Commercial	597	-	597
Commercial real estate	13,738	5,086	14,745
Commercial construction and development	16,918	4,814	17,021
Residential construction and development	32,002	36,447	34,377
Residential real estate	3,706	4,215	3,495
Consumer	-	-	-
Total foreclosed properties	66,961	50,562	70,235
Repossessed assets	262	291	289
Total nonperforming assets	$89,801	$106,386	$92,235
Total nonperforming loans as a
percentage of total loans	2.26%	4.90%	2.14%
Total nonperforming assets as a
percentage of total assets	6.06%	6.92%	6.24%

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
Dollars in thousands	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010

Commercial	$910	$695	$817	$516	$1,239
Commercial real estate	2,514	4,651	1,933	9,246	10,003
Construction and development	1,948	3,156	1,711	819	11,652
Residential real estate	6,561	20,120	7,050	10,846	8,829
Consumer	494	586	691	536	438
Total	$12,427	$29,208	$12,202	$21,963	$32,161

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at March 31, 2011.

Significant Nonperforming Loan Relationships
March 31, 2011
In thousands
Location by Region	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Rockingham Co., VA & Hardy Co., WV	Residential subdivision & undeveloped acreage	Nov. 2007 & Oct. 2005	Mar. 2009 & Mar. 2011	$2,126	Collateral value	$2,493	(1)	$11	$904
Northern VA	Commercial building	Jan. 2009	Jun. 2010	$1,326	Collateral value	$1,265	(1)	$246	$-
Jefferson Co., WV	Residential building lots, single familty residence & undeveloped acreage	Aug. 2006 & Dec. 2007	Oct. 2010	$1,082	Collateral value	$808	(1)	$355	$643
Rockingham Co., VA	Convenience store	Apr. 2004	Mar. 2011	$1,095	Collateral value	$2,766	(2)	$-	$-
Shenandoah Co., Spotsylvania Co., and Fauquier Co., VA	Single family rentals & residential lots	Mar. 2007 & May 2008	Jan. 2011 & Mar. 2011	$1,584	Collateral value	$2,118	(2)	$-	$-
Western MD and Florida	Residential development, undeveloped acreage, 2 residential condos, a single family residence and a residential building lot	Various 2003-2007	Jun. 2010	$4,552	Collateral value	$7,937	(1)	$320	$1,290

(1) - Values based upon recent external appraisal.
(2) - Values based upon appraisal obtained at loan origination. New appraisal has been ordered.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 10.47% at December 31, 2010 to 10.83% at March 31, 2011.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.  The decrease in the land development and construction category was primarily the result of foreclosures.  Refer to the Asset Quality section of the financial review of the 2010 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Internally Criticized Loans

In thousands	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Commerical	$6,605	$5,979	$7,272	$8,113	$7,342
Commercial real estate	38,487	36,395	35,401	45,971	63,079
Land development & construction	33,039	34,751	27,544	27,216	30,145
Residential real estate	29,689	29,045	27,788	24,714	22,705
Consumer	38	40	-	-	-
Total	$107,858	$106,210	$98,005	$106,014	$123,271

Included in the above table of internally criticized loans are approximately $5.6 million of performing loans which we have identified as potential problem loans at March 31, 2011.  These loans are performing at March 31, 2011, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following ten loan pools:  land and land development, construction, commercial, commercial real estate -- owner-occupied, commercial real estate -- non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, consumer, and other.  Loans within each pool are then further segmented between larger-balance loan relationships exceeding $2 million loans which were individually evaluated for impairment and not deemed to be impaired and smaller-balance homogenous loans.

Quantitative reserves relative to each loan pool are established  by assigning an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

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

Relationship between Allowance for Loan Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship between the allowance for loan losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as they deteriorate over time. Reserves for loans are established at origination through the quantitative and qualitative reserve process discussed above. If the quality of a loan which is reviewed as part of our normal internal loan review procedures deteriorates to a point causing us to deem the loan impaired, the loan is then evaluated for specific reserves under FAS 114, and a reserve, if necessary, is assigned.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of March 31, 2011, approximately 75% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

At March 31, 2011, December 31, 2010, and March 31, 2010, our allowance for loan losses totaled $16,933,000, or 1.70% of total loans, $17,224,000, or 1.70% of total loans and $17,843,000, or 1.58% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At March 31, 2011, December 31, 2010, and March 31, 2010, we had approximately $66,961,000, $70,235,000 and $50,562,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,482,195,000 at March 31, 2011, compared to $1,478,470,000 at December 31, 2010, representing a 0.25% increase.  Table V below serves to illustrate significant changes in our financial position between December 31, 2010 and March 31, 2011.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
Dollars in thousands	2010	Amount	Percentage	2011
Assets
Securities available for sale	$271,730	21,510	7.9%	$293,240
Loans, net of unearned interest	1,012,543	(16,223)	-1.6%	996,320

Liabilities
Deposits	$1,036,939	$25,180	2.4%	$1,062,119
Short-term borrowings	1,582	297	18.8%	1,879
Long-term borrowings	304,109	(20,593)	-6.8%	283,516
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 1.6% and securities increased 7.9% during the first three months of 2011.  We have restricted our growth in order to improve our capital ratios.

Deposits increased approximately $25.2 million during the first three months of 2011, primarily in retail deposits.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first three months of 2011 funded by increased deposits.

Refer to Notes 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2010 and December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which totaled approximately $393.3 million or 26.5% of total consolidated assets at March 31, 2011.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $448 million.  As of March 31, 2011 and December 31, 2010, these advances totaled approximately $162 million and $182 million, respectively.  At March 31, 2011, we had additional borrowing capacity of $218 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2011 was approximately $63 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $420 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
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

Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances, and
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $227 million aside from its FHLB line, which would result in a funding source of approximately $175 million.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $420 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2011 totaled $89,328,000 compared to $89,821,000 at December 31, 2010.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2011.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2011	$14,801	$-	$137
2012	66,720	-	151
2013	41,885	-	138
2014	83,416	-	125
2015	11,894	-	21
Thereafter	81,600	19,589	-
Total	$300,316	$19,589	$572

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2011 are presented in the following table.

March 31,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,346
Construction loans	20,329
Other loans	34,488
Standby letters of credit	5,991
Total	$104,154

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2011.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.53%	8.16%
Up 100 (1)	-1.90%	2.42%
Up 200 (1)	-3.97%	-0.92%
Up 400 (2)	-3.94%	-2.99%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2011, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2011 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 2 , 2011