Form 10-Q
period 2011-08-09
SUMMIT FINANCIAL GROUP INC
filed 2011-08-15
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of August 9, 2011

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2011 (unaudited), December 31, 2010, and June 30, 2010 (unaudited)	4

		Consolidated statements of income for the three and six months ended June 30, 2011 and 2010 (unaudited)	5

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2011 and 2010 (unaudited)	6

		Consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-39

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40-56

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

	Item 4.	Controls and Procedures	56

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings		57

	Item 1A.	Risk Factors		57

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		None

	Item 3.	Defaults upon Senior Securities		None

	Item 4.	Removed and Reserved

	Item 5.	Other Information		None

	Item 6.	Exhibits

Exhibits Exhibit 10.1 Second Amended and Restated Employment Agreement
		Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.

		Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

		Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

		Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

		Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

SIGNATURES				58

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2011	2010	2010
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,515	$4,652	$4,190
Interest bearing deposits with other banks	24,658	45,696	24,810
Securities available for sale	295,806	271,730	258,971
Other investments	20,951	22,941	24,006
Loans held for sale, net	405	343	525
Loans, net	971,127	995,319	1,065,118
Property held for sale	66,188	70,235	69,478
Premises and equipment, net	22,587	23,092	23,762
Accrued interest receivable	5,743	5,879	6,108
Intangible assets	8,826	9,002	9,178
Cash surrender value of life insurance policies	28,762	13,458	13,167
Other assets	18,418	16,123	20,293
Total assets	$1,467,986	$1,478,470	$1,519,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$85,964	$74,604	$73,519
Interest bearing	960,130	962,335	947,619
Total deposits	1,046,094	1,036,939	1,021,138
Short-term borrowings	2,047	1,582	2,739
Long-term borrowings	282,631	304,109	361,175
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,966	9,630	9,311
Total liabilities	1,376,127	1,388,649	1,430,752

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2011 and
2010 - 7,425,472 shares	24,516	24,508	24,508
Retained earnings	61,711	61,201	60,567
Accumulated other comprehensive income	2,113	593	260
Total shareholders' equity	91,859	89,821	88,854

Total liabilities and shareholders' equity	$1,467,986	$1,478,470	$1,519,606

(*) - December 31, 2010 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2011	2010	2011	2010
Interest income
Interest and fees on loans
Taxable	$14,892	$16,533	$29,967	$33,490
Tax-exempt	64	81	129	164
Interest and dividends on securities
Taxable	2,574	3,140	5,183	6,278
Tax-exempt	551	452	985	907
Interest on interest bearing deposits with other banks	28	2	45	13
Total interest income	18,109	20,208	36,309	40,852
Interest expense
Interest on deposits	4,667	5,378	9,410	10,876
Interest on short-term borrowings	1	20	2	77
Interest on long-term borrowings and subordinated debentures	3,281	4,874	6,635	9,732
Total interest expense	7,949	10,272	16,047	20,685
Net interest income	10,160	9,936	20,262	20,167
Provision for loan losses	3,000	8,500	6,000	13,850
Net interest income after provision for loan losses	7,160	1,436	14,262	6,317
Other income
Insurance commissions	1,142	1,223	2,384	2,432
Service fees	758	828	1,379	1,535
Realized securities gains	318	1,256	1,946	1,520
Gain on sale of assets	76	183	147	195
Write-down of foreclosed properties	(689)	(2,194)	(4,132)	(2,194)
Other	914	511	1,411	989
Total other-than-temporary impairment loss on securities	(1,304)	-	(3,131)	(454)
Portion of loss recognized in other comprehensive income	771	-	1,370	425
Net impairment loss recognized in earnings	(533)	-	(1,761)	(29)
Total other income	1,986	1,807	1,374	4,448
Other expense
Salaries, commissions, and employee benefits	4,186	3,965	8,028	7,813
Net occupancy expense	481	509	990	1,031
Equipment expense	581	634	1,161	1,264
Professional fees	193	262	389	536
Amortization of intangibles	88	88	176	176
FDIC premiums	586	625	1,279	1,450
Foreclosed properties expense	412	244	846	476
Other	1,376	1,455	2,010	2,770
Total other expense	7,903	7,782	14,879	15,516
Income (loss) before income taxes	1,243	(4,539)	757	(4,751)
Income tax expense (benefit)	338	(1,661)	100	(1,993)
Net Income (loss)	905	(2,878)	657	(2,758)
Dividends on preferred shares	74	74	148	148
Net Income (loss) applicable to common shares	$831	$(2,952)	$509	$(2,906)

Basic earnings per common share	$0.11	$(0.40)	$0.07	$(0.39)
Diluted earnings per common share	$0.11	$(0.40)	$0.07	$(0.39)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Common	Preferred		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$24,508	$3,519	$61,201	$593	$89,821
Six Months Ended June 30, 2011
Comprehensive income:
Net income	-	-	657	-	657
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $1,370, net of deferred taxes of $521	-	-	-	(849)	(849)
Net unrealized gain on available for sale debt
securities of $3,823 net of deferred taxes of
$1,453 and reclassification adjustment for net
realized gains included in net income of $1,946	-	-	-	2,370	2,370
Total comprehensive income					2,178
Exercise of stock options	-	-	-	-	-
Stock compensation expense	8	-	-	-	8
Preferred stock cash dividends declared ($40.00 per share)	-	-	(148)	-	(148)

Balance, June 30, 2011	$24,516	$3,519	$61,711	$2,113	$91,859

Balance, December 31, 2009	$24,508	$3,519	$63,474	$(841)	$90,660
Six Months Ended June 30, 2010
Comprehensive income:
Net income (loss)	-	-	(2,758)	-	(2,758)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $425, net of deferred taxes of $161	-	-	-	(264)	(264)
Net unrealized gain on available for sale debt
securities of $2,202 net of deferred taxes of
$837 and reclassification adjustment for net
realized gains included in net income of $1,520	-	-	-	1,365	1,365
Total comprehensive income					(1,657)
Exercise of stock options	-	-	-	-	-
Stock compensation expense	-	-	-	-	-
Preferred stock cash dividends declared ($40.00 per share)	-	-	(149)	-	(149)

Balance, June 30, 2010	$24,508	$3,519	$60,567	$260	$88,854

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$657	$(2,758)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	709	809
Provision for loan losses	6,000	13,850
Stock compensation expense	8	-
Deferred income tax (benefit)	(1,840)	(2,047)
Loans originated for sale	(4,918)	(3,770)
Proceeds from loans sold	4,856	3,246
Securities (gains)	(1,946)	(1,520)
Other-than-temporary impairment of debt securities	1,761	29
(Gain) on disposal of other repossessed assets & property held for sale	(147)	(195)
Write-down of foreclosed properties	4,132	2,194
Amortization of securities premiums (accretion of discounts), net	816	(677)
Amortization of goodwill and purchase accounting
adjustments, net	181	181
Increase in accrued interest receivable	136	214
(Increase) in other assets	(2,330)	(2,452)
Increase (decrease) in other liabilities	(664)	304
Net cash provided by operating activities	7,411	7,408
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	21,039	9,437
Proceeds from maturities and calls of securities available for sale	6,941	31,671
Proceeds from sales of securities available for sale	57,190	32,778
Principal payments received on securities available for sale	29,207	25,692
Purchases of securities available for sale	(121,591)	(73,516)
Purchases of other investments	-	(2,998)
Proceeds from maturities and calls of other investments	6,000	3,000
Redemption of Federal Home Loan Bank Stock	1,991	-
Net principal payments received on loans	13,959	24,445
Purchases of premises and equipment	(204)	(338)
Proceeds from sales of other repossessed assets & property held for sale	4,927	3,463
Purchase of life insurance contracts	(15,000)	-
Net cash provided by (used in) investing activities	4,459	53,634
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	46,764	1,390
Net increase (decrease) in time deposits	(37,609)	2,411
Net increase (decrease) in short-term borrowings	464	(47,001)
Proceeds from long-term borrowings	842	-
Repayment of long-term borrowings	(22,320)	(20,317)
Dividends paid on preferred stock	(148)	(148)
Net cash provided by (used in) financing activities	(12,007)	(63,665)
(Decrease) in cash and due from banks	(137)	(2,623)
Cash and due from banks:
Beginning	4,652	6,813
Ending	$4,515	$4,190
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2011	2010

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$16,303	$20,960
Income taxes	$1,929	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$4,232	$33,923

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 1.  BASIS OF PRESENTATION

We, Summit Financial Group, Inc. and subsidiaries, prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual year-end financial statements.  In our opinion, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2010 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2010 and June 30, 2010, as previously presented, have been reclassified to conform to current year classifications.

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

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable.  The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on our financial statements.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

 change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This amendment was effective for us January 1, 2011 and had no impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date is for interim and annual reporting periods beginning after June 15, 2011.

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

ASU No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for us on January 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

As of June 30, 2011, the appraised values of the underlying collateral for our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was in excess of the total fair value by $5,134,000.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$14,950	$-	$14,950	$-
Mortgage backed securities:
Government sponsored agencies	150,611	-	150,611	-
Nongovernment sponsored agencies	44,037	-	44,037	-
State and political subdivisions	12,157	-	12,157	-
Corporate debt securities	946	-	946	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	73,028	-	73,028	-
Total available for sale securities	$295,806	$-	$295,806	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$30,665	$-	$30,665	$-
Mortgage backed securities:
Government sponsored agencies	123,037	-	123,037	-
Nongovernment sponsored agencies	59,267	-	59,267	-
State and political subdivisions	22,388	-	22,388	-
Corporate debt securities	949	-	949	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	35,347	-	35,347	-
Total available for sale securities	$271,730	$-	$271,730	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2011.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$405	$-	$405	$-

Impaired loans
Commercial	$1,215	$-	$-	$1,215
Commercial real estate	25,427	-	11,811	13,616
Construction and development	25,878	-	22,211	3,667
Residential real estate	22,661	-	16,879	5,782
Consumer	25	-	-	25
Total impaired loans	$75,206	$-	$50,901	$24,305

OREO	$66,188	$-	$66,188	$-

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$343	$-	$343	$-

Impaired loans
Commercial	$630	$-	$-	$630
Commercial real estate	16,408	-	13,569	2,839
Construction and development	13,940	-	11,251	2,689
Residential real estate	21,028	-	14,836	6,192
Total impaired loans	$52,006	$-	$39,656	$12,350

OREO	$70,235	$-	$69,855	$380

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at June 30, 2011 of $79,830,000, with a valuation allowance of $4,624,000, resulting in no additional provision for loan losses for the six months ended June 30, 2011.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Value	Fair Value	Value	Fair Value
Financial assets
Cash and due from banks	$4,515	$4,515	$4,652	$4,652
Interest bearing deposits with
other banks	24,658	24,658	45,696	45,696
Securities available for sale	295,806	295,806	271,730	271,730
Other investments	20,951	20,951	22,941	22,941
Loans held for sale, net	405	405	343	343
Loans, net	971,127	977,995	995,319	1,002,889
Accrued interest receivable	5,743	5,743	5,879	5,879
	$1,323,205	$1,330,073	$1,346,560	$1,354,130
Financial liabilities
Deposits	$1,046,094	$1,115,301	$1,036,939	$1,102,131
Short-term borrowings	2,047	2,047	1,582	1,582
Long-term borrowings	282,631	301,592	304,109	323,803
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,873	2,873	3,130	3,130
	$1,370,034	$1,458,202	$1,382,149	$1,467,035

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2011			2010
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$905			$(2,878)
Less preferred stock dividends	(74)			(74)

Basic EPS	$831	7,425,472	$0.11	$(2,952)	7,425,472	$(0.40)

Effect of dilutive securities:
Stock options	-	-		-	-
Convertible preferred stock	-	-		-	-

Diluted EPS	$831	7,425,472	$0.11	$(2,952)	7,425,472	$(0.40)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30,
	2011			2010
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$657			$(2,758)
Less preferred stock dividends	(148)			(148)

Basic EPS	$509	7,425,472	$0.07	$(2,906)	7,425,472	$(0.39)

Effect of dilutive securities:
Stock options	-	-		-	-
Convertible preferred stock	-	-		-	-

Diluted EPS	$509	7,425,472	$0.07	$(2,906)	7,425,472	$(0.39)

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2011 and 2010 totaled 312,180 shares and 309,180 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at June 30, 2011 and 2010.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2011, December 31, 2010, and June 30, 2010 are summarized as follows:

	June 30, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$14,749	$303	$102	$14,950
Residential mortgage-backed securities:
Government-sponsored agencies	147,619	3,288	296	150,611
Nongovernment-sponsored agencies	44,101	1,459	1,523	44,037
State and political subdivisions	12,411	30	284	12,157
Corporate debt securities	999	-	53	946
Total taxable debt securities	219,879	5,080	2,258	222,701
Tax-exempt debt securities:
State and political subdivisions	72,439	1,151	562	73,028
Total tax-exempt debt securities	72,439	1,151	562	73,028
Equity securities	77	-	-	77
Total available for sale securities	$292,395	$6,231	$2,820	$295,806

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$30,645	$319	$299	$30,665
Residential mortgage-backed securities:
Government-sponsored agencies	119,608	3,642	213	123,037
Nongovernment-sponsored entities	60,257	2,528	3,518	59,267
State and political subdivisions	23,342	6	960	22,388
Corporate debt securities	999	-	50	949
Total taxable debt securities	234,851	6,495	5,040	236,306
Tax-exempt debt securities
State and political subdivisions	35,843	211	707	35,347
Total tax-exempt debt securities	35,843	211	707	35,347
Equity securities	77	-	-	77
Total available for sale securities	$270,771	$6,706	$5,747	$271,730

	June 30, 2010
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$49,893	$848	$17	$50,724
Residential mortgage-backed securities:
Government-sponsored agencies	97,468	5,073	15	102,526
Nongovernment-sponsored agencies	63,265	512	6,419	57,358
State and political subdivisions	7,791	23	42	7,772
Corporate debt securities	-	-	-	-
Total taxable debt securities	218,417	6,456	6,493	218,380
Tax-exempt debt securities:
State and political subdivisions	40,056	717	259	40,514
Total tax-exempt debt securities	40,056	717	259	40,514
Equity securities	77	-	-	77
Total available for sale securities	$258,550	$7,173	$6,752	$258,971

The maturities, amortized cost and estimated fair values of securities at June 30, 2011, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$68,100	$69,530
Due from one to five years	105,556	107,961
Due from five to ten years	27,081	26,822
Due after ten years	91,581	91,416
Equity securities	77	77
Total	$292,395	$295,806

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2011 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$57,190	$6,941	$29,207	$2,289	$343

During the three and six months ended June 30, 2011, we recorded other-than-temporary impairment losses on securities as follows:

	Three Months Ended			Six Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
In thousands	Entities	Securities	Total	Entities	Securities	Total
June 30, 2011
Total other-than-temporary impairment losses	$(1,304)	$-	$(1,304)	$(3,131)	$-	$(3,131)
Portion of loss recognized in
other comprehensive income	771	-	771	1,370	-	1,370
Net impairment losses recognized in earnings	$(533)	$-	$(533)	$(1,761)	$-	$(1,761)

June 30, 2010
Total other-than-temporary impairment losses	$-	$-	$-	$(454)	$-	$(454)
Portion of loss recognized in
other comprehensive income	-	-	-	425	-	425
Net impairment losses recognized in earnings	$-	$-	$-	$(29)	$-	$(29)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

In thousands	Total	Total
Beginning Balance	$(5,138)	$(3,910)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(533)	(1,761)
Securities sold during the period	201	201
Ending Balance	$(5,470)	$(5,470)

At June 30, 2011, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at June 30, 2011:

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	9.7%	4.7%	12.1%
Constant default rates	7.1%	3.6%	7.5%
Loss severities	49.1%	40.0%	52.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2011 and December 31, 2010, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$2,227	$(88)	$1,246	$(14)	$3,473	$(102)
Residential mortgage-backed securities:
Government-sponsored agencies	24,468	(296)	-	-	24,468	(296)
Nongovernment-sponsored entities	3,454	(35)	7,749	(577)	11,203	(612)
State and political subdivisions	7,211	(279)	385	(5)	7,596	(284)
Corporate debt securities	946	(53)	-	-	946	(53)
Tax-exempt debt securities
State and political subdivisions	27,990	(434)	1,193	(128)	29,183	(562)
Total temporarily impaired securities	66,296	(1,185)	10,573	(724)	76,869	(1,909)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	343	(419)	3,591	(492)	3,934	(911)
Total other-than-temporarily
impaired securities	343	(419)	3,591	(492)	3,934	(911)
Total	$66,639	$(1,604)	$14,164	$(1,216)	$80,803	$(2,820)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$9,658	$(284)	$1,272	$(15)	$10,930	$(299)
Residential mortgage-backed securities:
Government-sponsored agencies	24,869	(213)	-	-	24,869	(213)
Nongovernment-sponsored entities	7,506	(459)	12,695	(2,716)	20,201	(3,175)
State and political subdivisions	18,215	(955)	385	(5)	18,600	(960)
Corporate debt securities	949	(50)	-	-	949	(50)
Tax-exempt debt securities
State and political subdivisions	17,523	(555)	1,169	(152)	18,692	(707)
Total temporarily impaired securities	78,720	(2,516)	15,521	(2,888)	94,241	(5,404)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	71	(43)	4,624	(300)	4,695	(343)
Total other-than-temporarily
impaired securities	71	(43)	4,624	(300)	4,695	(343)
Total	$78,791	$(2,559)	$20,145	$(3,188)	$98,936	$(5,747)

We held 84 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at June 30, 2011.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At June 30, 2011, we had $1.5 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2011	2010	2010
Commercial	$92,287	$97,059	$117,072
Commercial real estate
Owner-occupied	180,943	187,098	196,376
Non-owner occupied	242,431	235,337	231,716
Construction and development
Land and land development	94,464	99,085	105,324
Construction	12,223	13,691	36,545
Residential real estate
Non-jumbo	228,205	239,290	250,958
Jumbo	60,817	61,340	65,021
Home equity	50,884	50,987	51,431
Consumer	23,773	24,145	25,908
Other	3,116	4,511	5,534
Total loans, net of unearned fees	989,143	1,012,543	1,085,885
Less allowance for loan losses	18,016	17,224	20,767
Loans, net	$971,127	$995,319	$1,065,118

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2011 and 2010 and December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At June 30, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$315	$1,476	$1,964	$3,755	$88,532	$-
Commercial real estate
Owner-occupied	1,284	379	1,648	3,311	177,632	-
Non-owner occupied	1,167	137	976	2,280	240,151	-
Construction and development
Land and land development	12	152	8,423	8,587	85,877	-
Construction	-	-	152	152	12,071	-
Residential mortgage
Non-jumbo	5,427	1,265	4,459	11,151	217,054	-
Jumbo	-	2,302	-	2,302	58,515	-
Home equity	-	209	378	587	50,297	-
Consumer	335	99	112	546	23,227	2
Other	-	-	-	-	3,116	-

Total	$8,540	$6,019	$18,112	$32,671	$956,472	$2

	At December 31, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$388	$307	$1,286	$1,981	$95,078	$-
Commercial real estate
Owner-occupied	364	-	1,348	1,712	185,386	-
Non-owner occupied	3,697	590	310	4,597	230,740	-
Construction and development
Land and land development	3,023	131	9,732	12,886	86,199	-
Construction	-	2	317	319	13,372	-
Residential mortgage
Non-jumbo	3,557	2,412	3,953	9,922	229,368	-
Jumbo	2,997	10,383	2,549	15,929	45,411	1,442
Home equity	501	270	51	822	50,165	-
Consumer	420	147	107	674	23,471	-
Other	9	10	-	19	4,492	-

Total	$14,956	$14,252	$19,653	$48,861	$963,682	$1,442

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At June 30, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$265	$572	$1,023	$1,860	$115,212	$317
Commercial real estate
Owner-occupied	849	5,535	2,405	8,789	187,588	1,101
Non-owner occupied	1,589	1,308	12,910	15,807	215,909	-
Construction and development
Land and land development	464	9,851	8,698	19,013	86,311	-
Construction	342	-	579	921	35,624	-
Residential mortgage
Non-jumbo	5,389	3,866	3,221	12,476	238,482	66
Jumbo	1,290	1,991	547	3,828	61,192	-
Home equity	-	126	524	650	50,781	81
Consumer	425	92	12	529	25,380	-
Other	12	17	-	29	5,504	-

Total	$10,625	$23,358	$29,919	$63,902	$1,021,983	$1,565

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2011, December 31, 2010 and June 30, 2010.

	June 30,	December 31,	June 30,
Dollars in thousands	2011	2010	2010
Commercial	$2,212	$1,318	$1,347
Commercial real estate
Owner-occupied	3,848	2,372	7
Non-owner occupied	4,245	314	15,380
Construction and development
Land & land development	19,070	9,732	18,538
Construction	152	317	581
Residential mortgage
Non-jumbo	4,420	4,918	5,682
Jumbo	3,876	1,106	-
Home equity	941	51	443
Consumer	128	141	23
Other	2	-	-
Total	$38,894	$20,269	$42,001

The increase in nonaccrual loans in second quarter 2011 includes a single residential construction and development loan totaling $8.4 million.

Impaired loans:  Impaired loans include the following:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The tables below set forth information about our impaired loans.

Loan Category	06/30/2011	12/31/2010	06/30/2010	Method used to measure impairment
Commercial	$1,638	$630	$1,691	Fair value of collateral
Commerical real estate
Owner-occupied	11,103	8,866	10,193	Fair value of collateral
	2,598	2,623	2,388	Discounted cash flow
Non-owner occupied	11,458	4,922	11,856	Fair value of collateral
	1,794	530	4,797	Discounted cash flow
Construction and development
Land & land development	25,457	16,515	18,106	Fair value of collateral
	1,525	-	-	Discounted cash flow
Construction	-	-	-	Fair value of collateral
Residential mortgage
Non-jumbo	6,516	4,533	3,698	Fair value of collateral
	1,188	753	638	Discounted cash flow
Jumbo	15,974	17,296	19,199	Fair value of collateral
Home equity	541	213	-	Fair value of collateral
Consumer	38	-	-	Fair value of collateral
Total	$79,830	$56,881	$72,566

The following tables present loans individually evaluated for impairment at June 30, 2011, December 31, 2010 and June 30, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$614	$615	$-	$603	$4
Commercial real estate
Owner-occupied	6,991	7,007	-	6,141	84
Non-owner occupied	7,298	7,301	-	691	7
Construction and development
Land & land development	22,302	22,302	-	15,191	94
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	5,095	5,108	-	4,178	62
Jumbo	13,670	13,672	-	12,622	456
Home equity	194	194	-	1	-
Total without a related allowance	$56,164	$56,199	$-	$39,427	$707

With a related allowance
Commercial	$1,023	$1,023	$423	$411	$-
Commercial real estate
Owner-occupied	6,691	6,694	844	3,941	71
Non-owner occupied	5,952	5,951	684	2,491	44
Construction and development
Land & land development	4,679	4,679	1,103	2,650	43
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,595	2,596	691	2,085	23
Jumbo	2,298	2,302	541	1,350	-
Home equity	347	347	326	210	1
Consumer	38	38	12	-	-
Total with a related allowance	$23,623	$23,630	$4,624	$13,138	$182

Total
Commercial	$55,550	$55,572	$3,054	$32,119	$347
Consumer	38	38	12	-	-
Residential real estate	24,199	24,219	1,558	20,446	542
Total	$79,787	$79,829	$4,624	$52,565	$889

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$629	$630	$-	$232	$9
Commercial real estate
Owner-occupied	7,538	7,556	-	9,052	440
Non-owner occupied	3,314	3,321	-	12,852	734
Construction and development
Land & land development	9,213	9,214	-	12,852	468
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,161	2,696	-	2,074	76
Jumbo	14,822	14,822	-	7,887	547
Home equity	165	165	-	-	-
Total without a related allowance	$37,842	$38,404	$-	$44,949	$2,274

With a related allowance
Commercial	$-	$-	$-	$-	$-
Commercial real estate
Owner-occupied	3,933	3,933	265	670	-
Non-owner occupied	2,130	2,130	267	1,953	88
Construction and development
Land & land development	7,301	7,301	2,575	3,183	7
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,589	2,591	843	1,242	22
Jumbo	2,474	2,474	877	1,343	31
Home equity	48	48	48	12	1
Total with a related allowance	$18,475	$18,477	$4,875	$8,403	$149

Total
Commercial	$34,058	$34,085	$3,107	$40,794	$1,746
Residential real estate	22,259	22,796	1,768	12,558	677
Total	$56,317	$56,881	$4,875	$53,352	$2,423

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$1,537	$1,537	$-	$722	$27
Commercial real estate			-
Owner-occupied	6,333	6,340	-	2,508	81
Non-owner occupied	4,116	4,139	-	3,353	9
Construction and development
Land & land development	5,822	5,822	-	3,810	7
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	1,989	1,990	-	762	10
Jumbo	15,887	15,888	-	553	13
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Total without a related allowance	$35,684	$35,716	$-	$11,708	$147

With a related allowance
Commercial	$153	$154	$112	$33	$-
Commercial real estate
Owner-occupied	6,219	6,241	1,201	6,071	209
Non-owner occupied	12,495	12,515	2,466	8,516	98
Construction and development
Land & land development	12,284	12,284	6,296	10,095	25
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,969	2,979	1,366	2,133	32
Jumbo	2,677	2,677	433	15	-
Home equity	-	-	-	-	-
Total with a related allowance	$36,797	$36,850	$11,874	$26,863	$364

Total
Commercial	$48,959	$49,032	$10,075	$35,108	$456
Consumer	-	-	-	-	-
Residential	23,522	23,534	1,799	3,463	55
Total	$72,481	$72,566	$11,874	$38,571	$511

Included in impaired loans are troubled debt restructurings of $44,780,000 and $31,712,000 at June 30, 2011 and December 31, 2010, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure exceeding $2 million, at which time these loans are re-graded. We use the following definitions for our risk grades:

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

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon the internal risk ratings defined above.

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Pass	$52,142	$63,061	$11,921	$13,321	$82,785	$89,129	$158,525	$167,048	$222,387	$218,555
OLEM (Special Mention)	16,706	19,509	250	249	7,260	6,481	13,114	4,417	3,999	14,154
Substandard	25,616	15,796	52	121	2,242	1,449	9,304	15,633	16,045	2,628
Doubtful	-	719	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,464	$99,085	$12,223	$13,691	$92,287	$97,059	$180,943	$187,098	$242,431	$235,337

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Residential real estate
Non-jumbo	$223,786	$233,857	$4,419	$5,433
Jumbo	56,940	59,307	3,877	2,033
Home Equity	50,756	50,936	128	51
Consumer	22,832	24,003	941	142
Other	3,116	4,511	-	-
Total	$357,430	$372,614	$9,365	$7,659

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
Dollars in thousands	2011	2010	2010
Balance, beginning of period	$17,224	$17,000	$17,000
Losses:
Commercial	93	103	601
Commercial real estate	213	4,524	9,239
Construction and development	1,875	3,812	7,937
Residential real estate	3,098	1,797	3,836
Consumer	82	193	279
Other	57	84	233
Total	5,418	10,513	22,125
Recoveries:
Commercial	32	16	38
Commercial real estate	57	5	273
Construction and development	4	184	331
Residential real estate	29	115	164
Consumer	41	46	87
Other	47	65	106
Total	210	431	999
Net losses	5,208	10,082	21,126
Provision for loan losses	6,000	13,850	21,350
Balance, end of period	$18,016	$20,768	$17,224

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first six months of 2011 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,903	$448	$392	$1,306	$3,199	$3,195	$1,468	$786	$201	$35	$16,933
Charge-offs	47	-	93	153	61	1,140	455	-	45	28	2,022
Recoveries	2	-	3	36	13	17	-	-	16	18	105
Provision	(56)	(27)	504	694	(67)	1,216	599	87	47	3	3,000
Ending balance	$5,802	$421	$806	$1,883	$3,084	$3,288	$1,612	$873	$219	$28	$18,016

Allowance related to:
Loans individually
evaluated for impairment	$1,104	$-	$423	$844	$683	$691	$542	$325	$12	$-	$4,624
Loans collectively
evaluated for impairment	4,698	421	383	1,039	2,401	2,597	1,070	548	207	28	13,392
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,802	$421	$806	$1,883	$3,084	$3,288	$1,612	$873	$219	$28	$18,016

Loans
Loans individually
evaluated for impairment	$26,982	$-	$1,638	$13,701	$13,252	$7,704	$15,974	$541	$38	$-	$79,830
Loans collectively
evaluated for impairment	67,482	12,223	90,649	167,242	229,179	220,501	44,843	50,343	23,735	3,116	$909,313
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$94,464	$12,223	$92,287	$180,943	$242,431	$228,205	$60,817	$50,884	$23,773	$3,116	$989,143

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2011 and other intangible assets by reporting unit at June 30, 2011 and December 31, 2010.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2011	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, June 30, 2011	$1,488	$4,710	$6,198

	Other Intangible Assets
	June 30, 2011			December 31, 2010
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,839	-	1,839	1,763	-	1,763
Net carrying amount	$428	$-	$428	$504	$-	$504

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	800	800	-	700	700
Net carrying amount	$-	$2,200	$2,200	$-	$2,300	$2,300

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2011 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2011 through 2013.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2011 and 2010 and December 31, 2010:

	June 30,	December 31,	June 30,
Dollars in thousands	2011	2010	2010
Demand deposits, interest bearing	$150,004	$150,291	$142,771
Savings deposits	212,745	177,053	196,224
Retail time deposits	401,599	404,704	368,295
Wholesale deposits	195,782	230,287	240,329
Total	$960,130	$962,335	$947,619

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2011:

Dollars in thousands	Amount	Percent
Three months or less	$43,047	11.1%
Three through six months	57,223	14.8%
Six through twelve months	51,093	13.2%
Over twelve months	236,236	60.9%
Total	$387,599	100.0%

A summary of the scheduled maturities for all time deposits as of June 30, 2011 is as follows:

Dollars in thousands
Six month period ending December 31, 2011	$177,027
Year ending December 31, 2012	158,245
Year ending December 31, 2013	91,976
Year ending December 31, 2014	46,529
Year ending December 31, 2015	46,352
Thereafter	77,251
$597,380

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2011
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at June 30	$-	$1,092	$955
Average balance outstanding for the period	-	932	954
Maximum balance outstanding at
any month end during period	-	1,233	955
Weighted average interest rate for the period	0.00%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.00%	0.15%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $282,631,000, $304,109,000 and $361,175,000 at June 30, 2011, December 31, 2010, and June 30, 2010 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at June 30,		December 31,
Dollars in thousands	2011	2010	2010
Long-term FHLB advances	$161,799	$238,538	$182,375
Long-term reverse repurchase agreements	110,000	110,000	110,000
Term loan	10,832	12,637	11,734
Total	$282,631	$361,175	$304,109

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2011 was 4.13% compared to 4.94% for the first six months of 2010.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at June 30, 2011, December 31, 2010, and June 30, 2010.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not pre-payable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not pre-payable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at June 30, 2011, December 31, 2010, and June 30, 2010.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2011	$13,084	$-	$-
	2012	66,732	-	-
	2013	41,898	-	-
	2014	83,429	-	-
	2015	1,909	10,000	-
	Thereafter	75,579	6,800	19,589
		$282,631	$16,800	$19,589

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first six months of 2011 or 2010.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2011 and 2010, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2011 and 2010 is as follows:

For the Six Months Ended June 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	309,180	$18.54
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, June 30	317,180	$18.17	309,180	$18.54

Other information regarding options outstanding and exercisable at June 30, 2011 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	2.64	$3	59,150	$5.37	$-
6.01 - 10.00	33,680	9.20	5.09	-	31,280	9.43	-
10.01 - 17.50	2,300	17.43	2.67	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	5.50	-	51,100	17.79	-
20.01 - 25.93	165,750	25.15	4.28	-	165,750	25.15	-

	317,180	18.17		$3	309,580	18.51	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,845
Construction loans	18,446
Other loans	32,607
Standby letters of credit	2,262
Total	$97,160

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2011, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to risk weighted assets)
Summit	$126,858	11.9%	$85,063	8.0%	$106,329	10.0%
Summit Community	136,133	12.8%	85,039	8.0%	106,298	10.0%
Tier I Capital (to risk weighted assets)
Summit	98,562	9.3%	42,532	4.0%	63,798	6.0%
Summit Community	122,637	11.5%	42,519	4.0%	63,779	6.0%
Tier I Capital (to average assets)
Summit	98,562	6.7%	44,130	3.0%	73,549	5.0%
Summit Community	122,637	8.3%	44,093	3.0%	73,488	5.0%

As of December 31, 2010
Total Capital (to risk weighted assets)
Summit	129,610	11.8%	87,543	8.0%	109,428	10.0%
Summit Community	138,164	12.6%	87,558	8.0%	109,447	10.0%
Tier I Capital (to risk weighted assets)
Summit	100,840	9.2%	43,771	4.0%	65,657	6.0%
Summit Community	124,192	11.3%	43,779	4.0%	65,668	6.0%
Tier I Capital (to average assets)
Summit	100,840	6.9%	43,869	3.0%	73,116	5.0%
Summit Community	124,192	8.5%	43,851	3.0%	73,085	5.0%

We, Summit Financial Group, Inc. (“Summit”) and our bank subsidiary, Summit Community (the “Bank”), have entered into informal Memoranda of Understanding (“MOU’s”) with our respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, our management team has agreed to:

▪	The Bank achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

▪	The Bank providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

▪
Summit (parent holding company only) suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

▪	Summit (parent holding company only) not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE  14.  SEGMENT INFORMATION

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

	Six Months Ended June 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$21,167	$-	$(905)	$-	$20,262
Provision for loan losses	6,000	-	-	-	6,000
Net interest income after provision for loan losses	15,167	-	(905)	-	14,262
Other income	(2,193)	2,456	1,606	(495)	1,374
Other expenses	12,341	2,142	891	(495)	14,879
Income (loss) before income taxes	633	314	(190)	-	757
Income tax expense (benefit)	(33)	126	7	-	100
Net income (loss)	666	188	(197)	-	657
Dividends on preferred shares	-	-	148	-	148
Net income (loss) applicable to common shares	$666	$188	$(345)	$-	$509
Intersegment revenue (expense)	$(438)	$(57)	$495	$-	$-
Average assets	$1,539,586	$6,751	$140,502	$(210,103)	$1,476,736

	Six Months Ended June 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$21,128	$-	$(961)	$-	$20,167
Provision for loan losses	13,850	-	-	-	13,850
Net interest income after provision for loan losses	7,278	-	(961)	-	6,317
Other income	1,733	2,430	872	(587)	4,448
Other expenses	12,986	2,124	993	(587)	15,516
Income (loss) before income taxes	(3,975)	306	(1,082)	-	(4,751)
Income tax expense (benefit)	(1,587)	118	(524)	-	(1,993)
Net income (loss)	(2,388)	188	(558)	-	(2,758)
Dividends on preferred shares	-	-	148	-	148
Net income (loss) applicable to common shares	$(2,388)	$188	$(706)	$-	$(2,906)
Intersegment revenue (expense)	$(530)	$(57)	$587	$-	$-
Average assets	$1,571,215	$7,012	$142,459	$(178,904)	$1,541,782

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,613	$-	$(454)	$-	$10,159
Provision for loan losses	3,000	-	-	-	3,000
Net interest income after provision for loan losses	7,613	-	(454)	-	7,159
Other income	767	1,219	247	(247)	1,986
Other expenses	6,602	1,115	432	(247)	7,902
Income (loss) before income taxes	1,778	104	(639)	-	1,243
Income tax expense (benefit)	514	36	(212)	-	338
Net income (loss)	1,264	68	(427)	-	905
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$1,264	$68	$(501)	$-	$831
Intersegment revenue (expense)	$(219)	$(28)	$247	$-	$-
Average assets	$1,543,308	$6,822	$140,714	$(209,657)	$1,481,187

	Three Months Ended June 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,412	$-	$(476)	$-	$9,936
Provision for loan losses	8,500	-	-	-	8,500
Net interest income after provision for loan losses	1,912	-	(476)	-	1,436
Other income	384	1,211	334	(248)	1,681
Other expenses	6,290	1,085	529	(248)	7,656
Income (loss) before income taxes	(3,994)	126	(671)	-	(4,539)
Income tax expense (benefit)	(1,356)	50	(355)	-	(1,661)
Net income (loss)	(2,638)	76	(316)	-	(2,878)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$(2,638)	$76	$(390)	$-	$(2,952)
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,569,927	$7,127	$141,383	$(187,563)	$1,530,874

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

Interest earning assets declined by 5.31% for the first six months in 2011 compared to the same period of 2010 while our net interest earnings on a tax equivalent basis increased 0.57%.  Our tax equivalent net interest margin increased 18 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand-alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Community banking	$1,264	$(2,638)	$666	$(2,388)
Insurance	68	76	188	188
Parent and other	(501)	(390)	(345)	(706)
Consolidated net income	$831	$(2,952)	$509	$(2,906)

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

Deferred Income Tax Assets:  At June 30, 2011, we had net deferred tax assets of $11.5 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2011 increased 118% to $509,000, or $0.07 per diluted share as compared to a loss of $2,906,000 or $0.39 per diluted share for the same period of 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net income applicable to common shares for the quarter ended June 30, 2011 improved 128% to income of $831,000, or $0.11 per diluted share as compared to a loss of $2,952,000, or $0.40 per diluted share for the quarter ended June 30, 2010.  Earnings were negatively impacted for all periods by continued high provisions for loan losses due to our continued increased nonperforming loans.  The provision for loan losses was $6.0 million and $13.85 million for the six months ended June 30, 2011 and 2010, respectively and $3.0 million and $8.5 million for the quarters ended June 30, 2011 and 2010, respectively.  Included in earnings for the six months ended June 30, 2011 was $1,946,000 of realized securities gains, $4,132,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value and $1,761,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first six months of 2011 were 1.50% and 0.09%, respectively, compared with (6.29%) and (0.36%) for the same period of 2010.

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

Our net interest income on a fully tax-equivalent basis totaled $20,835,000 for the six months ended June 30, 2011 compared to $20,717,000 for the same period of 2010, representing an increase of $118,000 or 0.57%.  Interest income on interest earning assets decreased for the six month period ended June 30, 2011 primarily due to lower volumes of interest earning assets, but this decrease was more than offset by a reduction in our cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 5.31% from $1,429,509,000 during the first six months of 2010 to $1,353,613,000 for the first six months of 2011.  Average interest bearing liabilities declined 5.56% from $1,370,500,000 at June 30, 2010 to $1,294,312 at June 30, 2011, at an average yield for the first six months of 2011 of 2.50% compared to 3.04% for the same period of 2010.

Our consolidated net interest margin increased to 3.10% for the six months ended June 30, 2011, compared to 2.92% for the same period in 2010. The margin continues to be affected by elevated levels of non-accruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2011 compared to June 30, 2010, the yields on earning assets decreased 35 basis points, while the cost of our interest bearing funds decreased by 54 basis points.  The decrease in the cost of interest bearing funds is primarily the result of our reducing or re-pricing over $100 million of our higher-rate long-term borrowings in late 2010.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$993,905	$29,967	6.08%	$1,131,013	$33,491	5.97%
Tax-exempt (2)	4,861	195	8.09%	6,376	247	7.81%
Securities
Taxable	270,338	5,183	3.87%	249,937	6,278	5.07%
Tax-exempt (2)	44,434	1,492	6.77%	41,475	1,374	6.68%
Federal funds sold and interest
bearing deposits with other banks	40,075	45	0.23%	708	13	3.70%
Total interest earning assets	1,353,613	36,882	5.49%	1,429,509	41,403	5.84%

Noninterest earning assets
Cash & due from banks	3,894			14,543
Premises and equipment	22,857			24,034
Other assets	114,467			92,337
Allowance for loan losses	(18,095)			(18,641)
Total assets	$1,476,736			$1,541,782

Interest bearing liabilities
Interest bearing demand deposits	$150,437	$201	0.27%	$146,331	$330	0.45%
Savings deposits	204,666	1,005	0.99%	195,746	1,328	1.37%
Time deposits	615,953	8,204	2.69%	598,749	9,218	3.10%
Short-term borrowings	1,886	2	0.21%	30,519	78	0.52%
Long-term borrowings
and capital trust securities	321,370	6,635	4.16%	399,155	9,732	4.92%
Total interest bearing liabilities	1,294,312	16,047	2.50%	1,370,500	20,686	3.04%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	82,142			71,255
Other liabilities	9,378			8,865
Total liabilities	1,385,832			1,450,620

Shareholders' equity - preferred	3,519			3,519
Shareholders' equity - common	87,385			87,643
Total liabilities and
shareholders' equity	$1,476,736			$1,541,782
Net interest earnings		$20,835			$20,717
Net yield on interest earning assets			3.10%			2.92%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $573,000 and $550,000 for the periods ended June 30, 2011 and June 30, 2010, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	June 30, 2011 versus June 30, 2010
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(4,124)	$600	$(3,524)
Tax-exempt	(61)	9	(52)
Securities
Taxable	481	(1,576)	(1,095)
Tax-exempt	99	19	118
Federal funds sold and interest
bearing deposits with other banks	56	(24)	32
Total interest earned on
interest earning assets	(3,549)	(972)	(4,521)

Interest paid on:
Interest bearing demand
deposits	9	(138)	(129)
Savings deposits	59	(382)	(323)
Time deposits	259	(1,273)	(1,014)
Short-term borrowings	(47)	(29)	(76)
Long-term borrowings and capital
trust securities	(1,734)	(1,363)	(3,097)
Total interest paid on
interest bearing liabilities	(1,454)	(3,185)	(4,639)

Net interest income	$(2,095)	$2,213	$118

Noninterest Income

Total noninterest income decreased to $1,374,000 for the first six months of 2011, compared to $4,448,000 for the same period of 2010, with other-than-temporary impairment charges on securities and write-downs of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2011	2010	2011	2010
Insurance commissions	$1,142	$1,223	$2,384	$2,432
Service fees	758	828	1,379	1,535
Realized securities gains	318	1,256	1,946	1,520
Other-than-temporary impairment of securities	(533)	-	(1,761)	(29)
Gain on sale of assets	76	183	147	195
Write-down of foreclosed properties	(689)	(2,194)	(4,132)	(2,194)
Other	914	511	1,411	989
Total	$1,986	$1,807	$1,374	$4,448

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first six months of 2011, we recorded non-cash other-than temporary impairment charges of $1,761,000 related to certain residential mortgage-backed securities which we continue to own.

Write-down of foreclosed properties:  During the first six months of 2011, we recorded $4,132,000 in charges to write down certain foreclosed properties to estimated fair value as part of our normal, ongoing re-appraisal process.  $2,719,000 of this write-down is attributable to three residential subdivisions.

Noninterest Expense

Total noninterest expense decreased approximately 4.1% for the six months ended June 30, 2011, as compared to the same period in 2010.  While foreclosed property expenses continue to increase due to higher levels of foreclosed properties, FDIC premiums are lower in 2011 due to the change that became effective during second quarter 2011 of the assessment base used in calculating FDIC premiums, and other expenses are down primarily as a result of a refund of Virginia business franchise taxes.  This refund is a result of OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2011	$	%	2010	2011	$	%	2010
Salaries, commissions, and employee benefits	$4,186	$221	5.6%	$3,965	$8,028	$215	2.8%	$7,813
Net occupancy expense	481	(28)	-5.5%	509	990	(41)	-4.0%	1,031
Equipment expense	581	(53)	-8.4%	634	1,161	(103)	-8.1%	1,264
Professional fees	193	(69)	-26.3%	262	389	(147)	-27.4%	536
Amortization of intangibles	88	-	0.0%	88	176	-	0.0%	176
FDIC premiums	586	(39)	-6.2%	625	1,279	(171)	-11.8%	1,450
Foreclosed properties expense	412	168	68.9%	244	846	370	77.7%	476
Other	1,376	(79)	-5.4%	1,455	2,010	(760)	-27.4%	2,770
Total	$7,903	$121	1.6%	$7,782	$14,879	$(637)	-4.1%	$15,516

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

We recorded $6,000,000 and $13,850,000 provisions for loan losses for the first six months of 2011 and 2010, respectively.  This decline is a result of lower levels of specific reserves related to loans individually evaluated for impairment, and declining charge-offs relative to loans collectively evaluated for impairment at June 30, 2011 compared to June 30, 2010.  At June 30, 2011, the allowance for loan losses totaled $18,016,000 or 1.82% of loans, net of unearned income, compared to $17,224,000 or 1.70% of loans, net of unearned income, at December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

As illustrated in Table IV below, our non-performing assets have decreased during the past 12 months.

Table IV - Summary of Non-Performing Assets

Dollars in thousands	June 30,		December 31,
	2011	2010	2010
Accruing loans past due 90 days or more	$2	$1,566	$1,442
Nonaccrual loans
Commercial	2,212	1,029	1,318
Commercial real estate	8,093	14,285	2,686
Commercial construction and development	-	812	-
Residential construction and development	19,222	18,307	10,049
Residential real estate	9,237	5,979	6,075
Consumer	128	23	141
Total nonaccrual loans	38,892	40,435	20,269
Foreclosed properties
Commercial	597	-	597
Commercial real estate	14,179	15,011	14,745
Commercial construction and development	16,886	16,213	17,021
Residential construction and development	30,512	34,506	34,377
Residential real estate	4,014	3,748	3,495
Consumer	-	-	-
Total foreclosed properties	66,188	69,478	70,235
Repossessed assets	264	333	289
Total nonperforming assets	$105,346	$111,812	$92,235
Total nonperforming loans as a
percentage of total loans	3.93%	3.86%	2.14%
Total nonperforming assets as a
percentage of total assets	7.18%	7.36%	6.24%

The following table presents a summary of our 30 to 89 days past due performing loans.

Loans Past Due 30-89 Days
	For the Quarter Ended
Dollars in thousands	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010

Commercial	$1,572	$910	$695	$817	$516
Commercial real estate	2,756	2,514	4,651	1,933	9,246
Construction and development	163	1,948	3,156	1,711	819
Residential real estate	6,603	6,561	20,120	7,050	10,846
Consumer	415	494	586	691	536
Total	$11,509	$12,427	$29,208	$12,202	$21,963

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at June 30, 2011.

Significant Nonperforming Loan Relationships
June 30, 2011
In thousands
Location by Region	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Rockingham Co., VA & Hardy Co., WV	Residential subdivision & undeveloped acreage	Nov. 2007 & Oct. 2005	Mar. 2009 & Mar. 2011	$2,215	Collateral value	$2,557	(1)	$-	$904
Northern VA	Commercial building	Jan. 2009	Jun. 2010	$1,311	Collateral value	$1,265	(1)	$265	$-
Jefferson Co., WV	Residential building lots, single familty residence & undeveloped acreage	Aug. 2006 & Dec. 2007	Oct. 2010	$1,082	Collateral value	$890	(3)	$245	$643
Rockingham Co., VA	Convenience store	Apr. 2004	Mar. 2011	$1,065	Collateral value	$2,200	(1)	$-	$-
Shenandoah Co., Spotsylvania Co., and Fauquier Co., VA	Single family rentals & residential lots	Mar. 2007 & May 2008	Jan. 2011 & Mar. 2011	$1,583	Collateral value	$2,118	(1)	$160	$-
Western MD and Florida	Residential development, undeveloped acreage, 2 residential condos, a single family residence and a residential building lot	Various 2003-2007	Jun. 2010	$3,131	Collateral value	$4,293	(1)	$18	$1,290
Shenandoah Co. & Frederick Co, VA	Residential building lots	Aug 2004, July 2005, & July 2007	Jun. 2011	$2,182	Collateral value	$2,020	(1)	$401	$-
Hampshire Co., WV	Single family residence & acreage	Dec. 2008	Jun. 2011	$1,051	Collateral value	$1,855	(2)	$-	$-
Frederick Co., VA	Single family residence	Sept. 2010	Jun. 2011	$1,345	Collateral value	$1,350	(1)	$130	$100
Frederick Co., VA	Mini Storage facility	Mar. 2010	Jun. 2011	$1,792	Collateral value	$1,791	(1)	$180	$-
Jefferson Co., WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,445	Collateral value	$9,424	(1)	$-	$-

(1) - Values based upon recent external appraisal.
(2) - Values based upon appraisal obtained at loan origination.
(3) - Value is based upon recent offer for purchase of note.

As a result of our internal loan review process, the ratio of internally criticized loans to total loans increased from 10.47% at December 31, 2010 to 12.62% at June 30, 2011.  Our internal loan review process includes a watch list of loans that have been specifically identified through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices.  Once this watch list is reviewed to ensure it is complete, we review the specific loans for collectability, performance and collateral protection.  In addition, a grade is

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

assigned to the individual loans utilizing internal grading criteria, which is somewhat similar to the criteria utilized by our subsidiary bank's primary regulatory agency.    Refer to the Asset Quality section of the financial review of the 2010 Annual Report on Form 10-K for further discussion of the processes related to internally classified loans.

Internally Criticized Loans

In thousands	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
Commerical	$9,251	$6,605	$5,979	$7,272	$8,113
Commercial real estate	40,669	38,487	36,395	35,401	45,971
Land development & construction	40,858	33,039	34,751	27,544	27,216
Residential real estate	31,697	29,689	29,045	27,788	24,714
Consumer	38	38	40	-	-
Total	$122,513	$107,858	$106,210	$98,005	$106,014

Included in the above table of internally criticized loans are approximately $5.5 million of performing loans which we have identified as potential problem loans at June 30, 2011.  These loans are performing at June 30, 2011, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming within the next quarter.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remain in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of June 30, 2011, approximately 70% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, during this economic downturn, our allowance for loan losses has generally not increased proportionately as our nonperforming loans have increased.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

At June 30, 2011, December 31, 2010, and June 30, 2010, our allowance for loan losses totaled $18,016,000, or 1.82% of total loans, $17,224,000, or 1.70% of total loans and $20,768,000, or 1.91% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At June 30, 2011, December 31, 2010, and June 30, 2010, we had approximately $66,188,000, $70,235,000 and $69,478,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon sale may or may not result in a recognized loss.

FINANCIAL CONDITION

Our total assets were $1,467,986,000 at June 30, 2011, compared to $1,478,470,000 at December 31, 2010, representing a 0.07% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2010 and June 30, 2011.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
Dollars in thousands	2010	Amount	Percentage	2011
Assets
Securities available for sale	$271,730	24,076	8.9%	$295,806
Loans, net of unearned interest	1,012,543	(41,416)	-4.1%	971,127

Liabilities
Deposits	$1,036,939	$9,155	0.9%	$1,046,094
Short-term borrowings	1,582	465	29.4%	2,047
Long-term borrowings	304,109	(21,478)	-7.1%	282,631
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 4.1% and securities increased 8.9% during the first six months of 2011.  We have restricted our growth in order to improve our capital ratios.

Deposits increased approximately $9.2 million during the first six months of 2011;  wholesale deposits decreased by $34.5 million while retail deposits increased by $43.7 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first six months of 2011 funded by increased deposits.

Refer to Notes 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2011 and December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities (less estimated haircuts), and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $390 million or 26.6% of total consolidated assets at June 30, 2011.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $385 million.  As of June 30, 2011 and December 31, 2010, these advances totaled approximately $162  million and $182 million, respectively.  At June 30, 2011, we had additional borrowing capacity of $223 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2011 was approximately $63 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $390 million in available sources of liquidity which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $3 million available for capital infusion into Summit Community.

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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities (less estimated haircuts) totaling $214 million aside from its FHLB line, resulting in total funding sources of approximately $165 million including liquid funds.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $390 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2011 totaled $91,859,000 compared to $89,821,000 at December 31, 2010.

Summit and Summit Community have each entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

•	Summit Community achieving and maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	Summit Community providing 30 days prior notice of any declaration of intent to pay cash dividends to provide the Bank’s regulatory authorities an opportunity to object;

•	Summit suspending all cash dividends on its common stock until further notice; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the banking regulators.

Management presently believes Summit and Summit Community are in compliance with all provisions of the MOUs.

Dividends on Summit’s preferred stock, as well as interest payments on our subordinated debt and junior subordinated debentures underlying our trust preferred securities, continue to be permissible.  However, such dividends and interest payments on our preferred stock and trust preferred debt are subject to future review by the regulatory authorities should we continue to experience deterioration in our financial condition.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term bank borrowing, we currently have sufficient cash on hand to continue to service our subordinated debenture and term bank borrowing obligations as well as the dividend payments on our preferred stock through at least mid-2012.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

We initiated a $6.0 million offering of our 8% Non-cumulative Convertible Preferred Stock Series 2011, pursuant to a rights offering to our common shareholders on July 26, 2011.  The rights offering will conclude on September 15, 2011, unless extended.  Following the rights offering, any unsold shares of the Series 2011 Preferred Stock will be offered in a public offering.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2011.

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2011	$13,084	$-	$119
2012	66,732	-	241
2013	41,898	-	228
2014	83,429	-	170
2015	1,909	-	21
Thereafter	75,579	19,589	-
Total	$282,631	$19,589	$779

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2011 are presented in the following table.

June 30,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$43,845
Construction loans	18,446
Other loans	32,607
Standby letters of credit	2,262
Total	$97,160

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

Several techniques are available to monitor and control the level of interest rate risk.  We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in interest rates is assumed to gradually take place over the next 12 months, and then remain stable, except for the up 400 scenario, which assumes a gradual increase in rates over 24 months.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Non-contractual deposit re-pricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2011.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.77%	9.55%
Up 100 (1)	-2.21%	1.53%
Up 200 (1)	-4.50%	-2.35%
Up 400 (2)	-4.48%	-3.55%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2011, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2011 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12 , 2011