Form 10-Q
period 2011-09-30
SUMMIT FINANCIAL GROUP INC
filed 2011-11-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of October 31, 2011

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2011 (unaudited), December 31, 2010, and September 30, 2010 (unaudited)	4

		Consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 (unaudited)	5

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2011 and 2010 (unaudited)	6

		Consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7-8

		Notes to consolidated financial statements (unaudited)	9-42

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43-57

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

	Item 4.	Controls and Procedures	59

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6.	Exhibits	60

SIGNATURES		61

EXHIBIT INDEX		62

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2011	2010	2010
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,596	$4,652	$4,598
Interest bearing deposits with other banks	39,103	45,696	40,691
Securities available for sale	292,442	271,730	267,856
Other investments	20,028	22,941	23,988
Loans held for sale, net	294	343	1,298
Loans, net	964,349	995,319	1,018,169
Property held for sale	63,335	70,235	68,353
Premises and equipment, net	22,334	23,092	23,402
Accrued interest receivable	5,395	5,879	5,962
Intangible assets	8,739	9,002	9,090
Cash surrender value of life insurance policies	29,034	13,458	13,301
Other assets	15,935	16,123	19,704
Total assets	$1,464,584	$1,478,470	$1,496,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$85,406	$74,604	$76,362
Interest bearing	961,903	962,335	953,670
Total deposits	1,047,309	1,036,939	1,030,032
Short-term borrowings	955	1,582	1,610
Long-term borrowings	272,031	304,109	329,648
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,976	9,630	8,499
Total liabilities	1,365,660	1,388,649	1,406,178

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; 7,399 shares subscribed	3,562	-	-
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2011 and
2010 - 7,425,472 shares	24,517	24,508	24,508
Retained earnings	63,572	61,201	60,365
Accumulated other comprehensive income	3,754	593	1,842
Total shareholders' equity	98,924	89,821	90,234

Total liabilities and shareholders' equity	$1,464,584	$1,478,470	$1,496,412

(*) - December 31, 2010 financial information has been extracted from audited consolidated financial statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2011	2010	2011	2010
Interest income
Interest and fees on loans
Taxable	$14,656	$16,161	$44,623	$49,651
Tax-exempt	61	78	191	242
Interest and dividends on securities
Taxable	2,105	2,874	7,288	9,153
Tax-exempt	815	434	1,800	1,340
Interest on interest bearing deposits with other banks	15	7	59	21
Total interest income	17,652	19,554	53,961	60,407
Interest expense
Interest on deposits	4,561	5,160	13,971	16,037
Interest on short-term borrowings	1	2	2	79
Interest on long-term borrowings and subordinated debentures	3,169	4,844	9,805	14,576
Total interest expense	7,731	10,006	23,778	30,692
Net interest income	9,921	9,548	30,183	29,715
Provision for loan losses	2,001	4,500	8,001	18,350
Net interest income after provision for loan losses	7,920	5,048	22,182	11,365
Other income
Insurance commissions	1,073	1,227	3,458	3,659
Service fees	776	763	2,155	2,298
Realized securities gains	1,517	67	3,463	1,587
Gain on sale of assets	130	(84)	277	111
Write-down of foreclosed properties	(1,637)	-	(5,770)	(2,194)
Other	812	556	2,223	1,545
Total other-than-temporary impairment loss on securities	(1,684)	(184)	(4,815)	(638)
Portion of loss recognized in other comprehensive income	1,200	75	2,570	500
Net impairment loss recognized in earnings	(484)	(109)	(2,245)	(138)
Total other income	2,187	2,420	3,561	6,868
Other expense
Salaries, commissions, and employee benefits	3,959	3,999	11,987	11,812
Net occupancy expense	473	498	1,463	1,529
Equipment expense	589	620	1,750	1,883
Professional fees	265	223	654	759
Amortization of intangibles	88	88	263	263
FDIC premiums	580	715	1,859	2,165
Foreclosed properties expense	389	671	1,235	1,147
Other	1,230	1,379	3,240	4,151
Total other expense	7,573	8,193	22,451	23,709
Income (loss) before income taxes	2,534	(725)	3,292	(5,476)
Income tax expense (benefit)	598	(598)	698	(2,591)
Net Income (loss)	1,936	(127)	2,594	(2,885)
Dividends on preferred shares	74	74	223	223
Net Income (loss) applicable to common shares	$1,862	$(201)	$2,371	$(3,108)

Basic earnings per common share	$0.25	$(0.03)	$0.32	$(0.42)
Diluted earnings per common share	$0.24	$(0.03)	$0.32	$(0.42)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

		Subscribed
	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$3,519	$-	$24,508	$61,201	$593	$89,821
Nine Months Ended September 30, 2011
Comprehensive income:
Net income	-	-	-	2,594	-	2,594
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $2,570, net of deferred taxes of $976	-	-	-	-	(1,594)	(1,594)
Net unrealized gain on available for sale debt
securities of $7,669 net of deferred taxes of
$2,914 and reclassification adjustment for net
realized gains included in net income of $3,463	-	-	-	-	4,755	4,755
Total comprehensive income						5,755
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	9	-	-	9
Subscription of 7,399 shares Series 2011 Preferred Stock	-	3,562	-	-	-	3,562
Preferred stock cash dividends declared ($60.00 per share)	-	-	-	(223)	-	(223)

Balance, September 30, 2011	$3,519	$3,562	$24,517	$63,572	$3,754	$98,924

Balance, December 31, 2009	$3,519	$-	$24,508	$63,474	$(841)	$90,660
Nine Months Ended September 30, 2010
Comprehensive income:
Net income (loss)	-	-	-	(2,885)	-	(2,885)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $500, net of deferred taxes of $190	-	-	-	-	(310)	(310)
Net unrealized gain on available for sale debt
securities of $4,827 net of deferred taxes of
$1,834 and reclassification adjustment for net
realized gains included in net income of $1,587	-	-	-	-	2,993	2,993
Total comprehensive income						(202)
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	-	-
Preferred stock cash dividends declared ($60.00 per share)	-	-	-	(223)	-	(223)

Balance, September 30, 2010	$3,519	$-	$24,508	$60,365	$1,842	$90,234

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$2,594	$(2,885)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,056	1,194
Provision for loan losses	8,001	18,350
Stock compensation expense	9	-
Deferred income tax (benefit)	(2,362)	(1,575)
Loans originated for sale	(6,978)	(7,453)
Proceeds from loans sold	7,027	6,156
Securities (gains)	(3,463)	(1,587)
Other-than-temporary impairment of debt securities	2,245	138
(Gain) on disposal of other repossessed assets & property held for sale	(324)	(121)
Write-down of foreclosed properties	5,770	2,194
Amortization of securities premiums (accretion of discounts), net	1,455	(762)
Amortization of goodwill and purchase accounting
adjustments, net	272	272
Increase in accrued interest receivable	483	360
(Increase) in other assets	(1,214)	(4,306)
(Decrease) in other liabilities	(343)	(507)
Net cash provided by operating activities	14,228	9,468
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	6,592	(6,444)
Proceeds from maturities and calls of securities available for sale	6,985	46,860
Proceeds from sales of securities available for sale	97,826	32,849
Principal payments received on securities available for sale	43,385	40,134
Purchases of securities available for sale	(170,045)	(109,508)
Purchases of other investments	-	(2,998)
Proceeds from maturities and calls of other investments	5,999	3,000
Redemption of Federal Home Loan Bank Stock	2,914	19
Net principal payments received on loans	13,680	54,854
Purchases of premises and equipment	(298)	(364)
Proceeds from sales of other repossessed assets & property held for sale	11,674	17,417
Purchase of life insurance contracts	(15,000)	-
Net cash provided by investing activities	3,712	75,819
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and
savings accounts	55,328	(86)
Net increase (decrease) in time deposits	(44,958)	12,780
Net (decrease) in short-term borrowings	(627)	(48,129)
Proceeds from long-term borrowings	842	-
Repayment of long-term borrowings	(32,920)	(51,844)
Dividends paid on preferred stock	(223)	(223)
Proceeds from subscription of preferred stock	3,562	-
Net cash (used in) financing activities	(18,996)	(87,502)
(Decrease) in cash and due from banks	(1,056)	(2,215)
Cash and due from banks:
Beginning	4,652	6,813
Ending	$3,596	$4,598
(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2011	2010

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,120	$31,274
Income taxes	$1,925	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$9,289	$45,962

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

The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2010 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2010 and September 30, 2010, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, amends Topic 350, Intangibles – Goodwill and Other, to permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of September 30, 2011, the appraised values of the underlying collateral for our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was in excess of the total fair value by $3,806,000.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,845	$-	$8,845	$-
Mortgage backed securities:
Government sponsored agencies	156,724	-	156,724	-
Nongovernment sponsored agencies	40,280	-	40,280	-
State and political subdivisions	4,579	-	4,579	-
Corporate debt securities	847	-	847	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	81,090	-	81,090	-
Total available for sale securities	$292,442	$-	$292,442	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$30,665	$-	$30,665	$-
Mortgage backed securities:
Government sponsored agencies	123,037	-	123,037	-
Nongovernment sponsored agencies	59,267	-	59,267	-
State and political subdivisions	22,388	-	22,388	-
Corporate debt securities	949	-	949	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	35,347	-	35,347	-
Total available for sale securities	$271,730	$-	$271,730	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2011.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$294	$-	$294	$-

Impaired loans
Commercial	$2,940	$-	$-	$2,940
Commercial real estate	25,435	-	21,344	4,091
Construction and development	25,951	-	22,390	3,561
Residential real estate	20,137	-	15,986	4,151
Consumer	-	-	-	-
Total impaired loans	$74,463	$-	$59,720	$14,743

OREO	$63,335	$-	$63,335	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$343	$-	$343	$-

Impaired loans
Commercial	$630	$-	$-	$630
Commercial real estate	16,408	-	13,569	2,839
Construction and development	13,940	-	11,251	2,689
Residential real estate	21,028	-	14,836	6,192
Total impaired loans	$52,006	$-	$39,656	$12,350

OREO	$70,235	$-	$69,855	$380

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at September 30, 2011 of $78,959,000, with a valuation allowance of $4,496,000, resulting in no additional provision for loan losses for the nine months ended September 30, 2011.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Value	Fair Value	Value	Fair Value
Financial assets
Cash and due from banks	$3,596	$3,596	$4,652	$4,652
Interest bearing deposits with
other banks	39,103	39,103	45,696	45,696
Securities available for sale	292,442	292,442	271,730	271,730
Other investments	20,028	20,028	22,941	22,941
Loans held for sale, net	294	294	343	343
Loans, net	964,349	979,325	995,319	1,002,889
Accrued interest receivable	5,395	5,395	5,879	5,879
	$1,325,207	$1,340,183	$1,346,560	$1,354,130
Financial liabilities
Deposits	$1,047,309	$1,105,686	$1,036,939	$1,102,131
Short-term borrowings	955	955	1,582	1,582
Long-term borrowings	272,031	293,998	304,109	323,803
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,788	2,788	3,130	3,130
	$1,359,472	$1,439,816	$1,382,149	$1,467,035

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended September 30,
	2011			2010
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$1,936			$(127)
Less preferred stock dividends	(74)			(74)

Basic EPS	$1,862	7,425,472	$0.25	$(201)	7,425,472	$(0.03)

Effect of dilutive securities:
Stock options	-	-		-	2,483
Series 2011 convertible preferred stock	-	10,053		-	-
Series 2009 convertible preferred stock	74	674,545		-	-

Diluted EPS	$1,936	8,110,070	$0.24	$(201)	7,427,955	$(0.03)

	For the Nine Months Ended September 30,
	2011			2010
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$2,594			$(2,885)
Less preferred stock dividends	(223)			(223)

Basic EPS	$2,371	7,425,472	$0.32	$(3,108)	7,425,472	$(0.42)

Effect of dilutive securities:
Stock options	-	-		-	950
Series 2011 convertible preferred stock	-	3,388		-	-
Series 2009 convertible preferred stock	-	-		-	-

Diluted EPS	$2,371	7,428,860	$0.32	$(3,108)	7,426,422	$(0.42)

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2011 and 2010 totaled 312,180 shares.  Our anti-dilutive convertible preferred shares totaled 674,545 shares for the nine months ended September 30, 2011 and for the quarter and nine months ended September 30, 2010.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2011, December 31, 2010, and June 30, 2010 are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$8,351	$494	$-	$8,845
Residential mortgage-backed securities:
Government-sponsored agencies	153,271	3,974	521	156,724
Nongovernment-sponsored agencies	40,946	1,072	1,738	40,280
State and political subdivisions	4,561	23	5	4,579
Corporate debt securities	999	-	152	847
Total taxable debt securities	208,128	5,563	2,416	211,275
Tax-exempt debt securities:
State and political subdivisions	78,179	3,102	191	81,090
Total tax-exempt debt securities	78,179	3,102	191	81,090
Equity securities	77	-	-	77
Total available for sale securities	$286,384	$8,665	$2,607	$292,442

	December 31, 2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$30,645	$319	$299	$30,665
Residential mortgage-backed securities:
Government-sponsored agencies	119,608	3,642	213	123,037
Nongovernment-sponsored entities	60,257	2,528	3,518	59,267
State and political subdivisions	23,342	6	960	22,388
Corporate debt securities	999	-	50	949
Total taxable debt securities	234,851	6,495	5,040	236,306
Tax-exempt debt securities
State and political subdivisions	35,843	211	707	35,347
Total tax-exempt debt securities	35,843	211	707	35,347
Equity securities	77	-	-	77
Total available for sale securities	$270,771	$6,706	$5,747	$271,730

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2010
	Amortized	Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$46,008	$944	$15	$46,937
Residential mortgage-backed securities:
Government-sponsored agencies	104,419	4,553	85	108,887
Nongovernment-sponsored agencies	66,272	1,212	5,024	62,460
State and political subdivisions	8,561	72	5	8,628
Corporate debt securities	999	-	16	983
Total taxable debt securities	226,259	6,781	5,145	227,895
Tax-exempt debt securities:
State and political subdivisions	38,547	1,423	86	39,884
Total tax-exempt debt securities	38,547	1,423	86	39,884
Equity securities	77	-	-	77
Total available for sale securities	$264,883	$8,204	$5,231	$267,856

The maturities, amortized cost and estimated fair values of securities at September 30, 2011, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$73,784	$74,352
Due from one to five years	93,258	96,403
Due from five to ten years	22,653	22,766
Due after ten years	96,612	98,844
Equity securities	77	77
Total	$286,384	$292,442

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2011 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$97,826	$6,985	$43,385	$3,805	$342

During the three and nine months ended September 30, 2011, we recorded other-than-temporary impairment losses on securities as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended			Nine Months Ended
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
In thousands	Entities	Securities	Total	Entities	Securities	Total
September 30, 2011
Total other-than-temporary impairment losses	$(1,684)	$-	$(1,684)	$(4,815)	$-	$(4,815)
Portion of loss recognized in
other comprehensive income	1,200	-	1,200	2,570	-	2,570
Net impairment losses recognized in earnings	$(484)	$-	$(484)	$(2,245)	$-	$(2,245)

September 30, 2010
Total other-than-temporary impairment losses	$(184)	$-	$(184)	$(638)	$-	$(638)
Portion of loss recognized in
other comprehensive income	75	-	75	500	-	500
Net impairment losses recognized in earnings	$(109)	$-	$(109)	$(138)	$-	$(138)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

In thousands	Total	Total
Beginning Balance	$(5,470)	$(3,910)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(484)	(2,245)
Securities sold during the period	-	201
Ending Balance	$(5,954)	$(5,954)

At September 30, 2011, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow model.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at September 30, 2011:

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	8.2%	0.8%	22.4%
Constant default rates	5.5%	3.7%	10.0%
Loss severities	47.9%	40.0%	57.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2011 and December 31, 2010, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$122	$-	$122	$-
Residential mortgage-backed securities:
Government-sponsored agencies	34,336	(521)	-	-	34,336	(521)
Nongovernment-sponsored entities	6,217	(181)	4,805	(305)	11,022	(486)
State and political subdivisions	-	-	386	(5)	386	(5)
Corporate debt securities	-	-	847	(152)	847	(152)
Tax-exempt debt securities
State and political subdivisions	12,342	(100)	1,230	(91)	13,572	(191)
Total temporarily impaired securities	52,895	(802)	7,390	(553)	60,285	(1,355)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	563	(427)	5,861	(825)	6,424	(1,252)
Total other-than-temporarily
impaired securities	563	(427)	5,861	(825)	6,424	(1,252)
Total	$53,458	$(1,229)	$13,251	$(1,378)	$66,709	$(2,607)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$9,658	$(284)	$1,272	$(15)	$10,930	$(299)
Residential mortgage-backed securities:
Government-sponsored agencies	24,869	(213)	-	-	24,869	(213)
Nongovernment-sponsored entities	7,506	(459)	12,695	(2,716)	20,201	(3,175)
State and political subdivisions	18,215	(955)	385	(5)	18,600	(960)
Corporate debt securities	949	(50)	-	-	949	(50)
Tax-exempt debt securities
State and political subdivisions	17,523	(555)	1,169	(152)	18,692	(707)
Total temporarily impaired securities	78,720	(2,516)	15,521	(2,888)	94,241	(5,404)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	71	(43)	4,624	(300)	4,695	(343)
Total other-than-temporarily
impaired securities	71	(43)	4,624	(300)	4,695	(343)
Total	$78,791	$(2,559)	$20,145	$(3,188)	$98,936	$(5,747)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

We held 55 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at September 30, 2011.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At September 30, 2011, we had $1.7 million in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans, net of unearned fees, are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30,	December 31,	September 30,
Dollars in thousands	2011	2010	2010
Commercial	$90,422	$97,059	$95,713
Commercial real estate
Owner-occupied	171,192	187,098	193,109
Non-owner occupied	253,538	235,337	236,260
Construction and development
Land and land development	94,023	99,085	112,185
Construction	9,445	13,691	10,201
Residential real estate
Non-jumbo	224,499	239,290	243,987
Jumbo	62,255	61,340	64,264
Home equity	51,025	50,987	51,152
Consumer	22,988	24,145	24,945
Other	2,911	4,511	5,222
Total loans, net of unearned fees	982,298	1,012,543	1,037,038
Less allowance for loan losses	17,949	17,224	18,869
Loans, net	$964,349	$995,319	$1,018,169

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2011 and 2010 and December 31, 2010.

	At September 30, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$194	$178	$2,606	$2,978	$87,444	$-
Commercial real estate
Owner-occupied	510	-	1,403	1,913	169,279	-
Non-owner occupied	1,926	667	1,308	3,901	249,637	-
Construction and development
Land and land development	814	438	4,635	5,887	88,136	-
Construction	-	-	152	152	9,293	-
Residential mortgage
Non-jumbo	3,973	835	3,493	8,301	216,198	-
Jumbo	-	-	1,345	1,345	60,910	-
Home equity	28	132	120	280	50,745	-
Consumer	178	141	77	396	22,592	-
Other	-	-	-	-	2,911	-
Total	$7,623	$2,391	$15,139	$25,153	$957,145	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$388	$307	$1,286	$1,981	$95,078	$-
Commercial real estate
Owner-occupied	364	-	1,348	1,712	185,386	-
Non-owner occupied	3,697	590	310	4,597	230,740	-
Construction and development
Land and land development	3,023	131	9,732	12,886	86,199	-
Construction	-	2	317	319	13,372	-
Residential mortgage
Non-jumbo	3,557	2,412	3,953	9,922	229,368	-
Jumbo	2,997	10,383	2,549	15,929	45,411	1,442
Home equity	501	270	51	822	50,165	-
Consumer	420	147	107	674	23,471	-
Other	9	10	-	19	4,492	-

Total	$14,956	$14,252	$19,653	$48,861	$963,682	$1,442

	At September 30, 2010
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$589	$264	$587	$1,440	$94,273	$11
Commercial real estate
Owner-occupied	423	209	2,455	3,087	190,022	-
Non-owner occupied	1,131	177	2,025	3,333	232,926	-
Construction and development
Land and land development	197	1,423	8,541	10,161	102,024	-
Construction	93	-	572	665	9,535	-
Residential mortgage
Non-jumbo	2,860	1,859	4,741	9,460	234,528	771
Jumbo	-	2,996	2,863	5,859	58,405	1,572
Home equity	-	20	91	111	51,042	45
Consumer	563	134	69	766	24,179	15
Other	-	-	-	-	5,222	-

Total	$5,856	$7,082	$21,944	$34,882	$1,002,156	$2,414

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2011, December 31, 2010 and September 30, 2010.

	September 30,	December 31,	September 30,
Dollars in thousands	2011	2010	2010
Commercial	$3,473	$1,318	$880
Commercial real estate
Owner-occupied	3,451	2,372	4,652
Non-owner occupied	4,948	314	2,025
Construction and development
Land & land development	17,354	9,732	13,985
Construction	152	317	462
Residential mortgage
Non-jumbo	3,949	4,918	4,820
Jumbo	2,273	1,106	-
Home equity	595	51	45
Consumer	87	141	29
Other	-	-	-
Total	$36,282	$20,269	$26,898

The increase in nonaccrual loans in 2011 includes a single residential construction and development loan totaling $8.3 million.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	September 30, 2011	December 31, 2010	September 30, 2010	Method used to measure impairment
Commercial	$3,043	$630	$1,306	Fair value of collateral
Commerical real estate
Owner-occupied	10,613	8,866	11,296	Fair value of collateral
	2,591	2,623	-	Discounted cash flow
Non-owner occupied	11,397	4,922	4,858	Fair value of collateral
	1,791	530	-	Discounted cash flow
Construction and development
Land & land development	26,360	16,515	15,014	Fair value of collateral
	1,525	-	-	Discounted cash flow
Construction	-	-	-	Fair value of collateral
Residential mortgage
Non-jumbo	5,157	4,533	4,043	Fair value of collateral
	1,179	753	272	Discounted cash flow
Jumbo	14,894	17,296	18,717	Fair value of collateral
Home equity	409	213	48	Fair value of collateral
Consumer	-	-	-	Fair value of collateral
Total	$78,959	$56,881	$55,554

The following tables present loans individually evaluated for impairment at September 30, 2011, December 31, 2010 and September 30, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,739	$2,741	$-	$1,060	$12
Commercial real estate
Owner-occupied	9,932	9,948	-	7,298	160
Non-owner occupied	8,958	8,961	-	3,489	104
Construction and development
Land & land development	18,266	18,266	-	15,915	257
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,976	3,983	-	4,502	123
Jumbo	12,621	12,621	-	12,618	687
Home equity	195	194	-	173	8
Total without a related allowance	$56,687	$56,714	$-	$45,055	$1,351

With a related allowance
Commercial	$302	$302	$103	$73	$-
Commercial real estate
Owner-occupied	3,255	3,256	465	3,703	107
Non-owner occupied	4,227	4,227	493	3,073	65
Construction and development
Land & land development	9,619	9,619	1,933	3,774	77
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,351	2,353	823	1,621	39
Jumbo	2,270	2,273	513	1,666	-
Home equity	215	215	166	95	2
Consumer	-	-	-	-	-
Total with a related allowance	$22,239	$22,245	$4,496	$14,005	$290

Total
Commercial	$57,298	$57,320	$2,994	$38,385	$782
Consumer	-	-	-	-	-
Residential real estate	21,628	21,639	1,502	20,675	859
Total	$78,926	$78,959	$4,496	$59,060	$1,641

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$629	$630	$-	$232	$9
Commercial real estate
Owner-occupied	7,538	7,556	-	9,052	440
Non-owner occupied	3,314	3,321	-	12,852	734
Construction and development
Land & land development	9,213	9,214	-	12,852	468
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,161	2,696	-	2,074	76
Jumbo	14,822	14,822	-	7,887	547
Home equity	165	165	-	-	-
Total without a related allowance	$37,842	$38,404	$-	$44,949	$2,274

With a related allowance
Commercial	$-	$-	$-	$-	$-
Commercial real estate
Owner-occupied	3,933	3,933	265	670	-
Non-owner occupied	2,130	2,130	267	1,953	88
Construction and development
Land & land development	7,301	7,301	2,575	3,183	7
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,589	2,591	843	1,242	22
Jumbo	2,474	2,474	877	1,343	31
Home equity	48	48	48	12	1
Total with a related allowance	$18,475	$18,477	$4,875	$8,403	$149

Total
Commercial	$34,058	$34,085	$3,107	$40,794	$1,746
Residential real estate	22,259	22,796	1,768	12,558	677
Total	$56,317	$56,881	$4,875	$53,352	$2,423

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2010
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$157	$157	$-	$192	$3
Commercial real estate
Owner-occupied	11,269	11,296	-	8,690	286
Non-owner occupied	693	694	-	411	20
Construction and development
Land & land development	5,426	5,426	-	4,258	15
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	1,024	1,024	-	227	11
Jumbo	15,459	15,450	-	5,551	284
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Total without a related allowance	$34,028	$34,047	$-	$19,329	$619

With a related allowance
Commercial	$1,148	$1,149	$363	$753	$-
Commercial real estate
Owner-occupied	-	-	-	-	-
Non-owner occupied	4,164	4,164	415	2,703	80
Construction and development
Land & land development	9,589	9,589	5,338	8,238	14
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,771	2,776	1,080	1,811	24
Jumbo	3,780	3,781	974	1,373	38
Home equity	48	48	48	-	-
Total with a related allowance	$21,500	$21,507	$8,218	$14,878	$156

Total
Commercial	$32,446	$32,475	$6,116	$25,245	$418
Consumer	-	-	-	-	-
Residential	23,082	23,079	2,102	8,962	357
Total	$55,528	$55,554	$8,218	$34,207	$775

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are TDRs of $44,785,000 and $31,712,000 at September 30, 2011 and December 31, 2010, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months and nine months ended September 30, 2011.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	1	$63	$63
Commercial real estate
Owner-occupied	1	522	522	4	2,463	2,463
Non-owner occupied	-	-	-	5	7,248	7,248
Construction and development
Land & land development	-	-	-	5	3,715	3,683
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	2	579	579	6	1,743	1,648
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	3	$1,101	$1,101	21	$15,232	$15,105

The following table presents defaults during the stated period of TDRs that were restructured during 2011.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	2	955	3	2,418
Non-owner occupied	2	3,064	3	3,594
Construction and development
Land & land development	1	836	4	2,682
Construction	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	-
Jumbo	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	5	$4,855	10	$8,694

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development				Commercial		Commercial Real Estate
	Land and land development		Construction				Owner Occupied		Non-Owner Occupied
Dollars in thousands	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Pass	$48,747	$63,061	$9,445	$13,321	$81,658	$89,129	$150,823	$167,048	$231,231	$218,555
OLEM (Special Mention)	18,812	19,509	-	249	5,045	6,481	5,453	4,417	11,792	14,154
Substandard	26,464	15,796	-	121	3,719	1,449	14,916	15,633	10,515	2,628
Doubtful	-	719	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,023	$99,085	$9,445	$13,691	$90,422	$97,059	$171,192	$187,098	$253,538	$235,337

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Residential real estate
Non-jumbo	$220,550	$233,857	$3,949	$5,433
Jumbo	59,982	59,307	2,273	2,033
Home Equity	50,430	50,936	595	51
Consumer	22,901	24,003	87	142
Other	2,911	4,511	-	-
Total	$356,774	$372,614	$6,904	$7,659

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
Dollars in thousands	2011	2010	2010
Balance, beginning of period	$17,224	$17,000	$17,000
Losses:
Commercial	500	406	601
Commercial real estate	577	8,289	9,239
Construction and development	2,446	5,436	7,937
Residential real estate	3,856	2,490	3,836
Consumer	113	246	279
Other	83	123	233
Total	7,575	16,990	22,125
Recoveries:
Commercial	34	30	38
Commercial real estate	69	6	273
Construction and development	8	184	331
Residential real estate	53	125	164
Consumer	72	76	87
Other	63	88	106
Total	299	509	999
Net losses	7,276	16,481	21,126
Provision for loan losses	8,001	18,350	21,350
Balance, end of period	$17,949	$18,869	$17,224

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first nine months of 2011 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,901	$322	$323	$1,108	$2,940	$2,419	$1,316	$600	$263	$32	$17,224
Charge-offs	2,447	-	500	501	76	2,524	1,098	234	130	65	7,575
Recoveries	8	-	34	37	32	46	6	1	98	37	299
Provision	1,418	45	812	829	224	2,971	1,289	461	(75)	27	8,001
Ending balance	$6,880	$367	$669	$1,473	$3,120	$2,912	$1,513	$828	$156	$31	$17,949

Allowance related to:
Loans individually
evaluated for impairment	$1,933	$-	$103	$465	$493	$823	$513	$166	$-	$-	$4,496
Loans collectively
evaluated for impairment	4,947	367	566	1,008	2,627	2,089	1,000	662	156	31	13,453
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$6,880	$367	$669	$1,473	$3,120	$2,912	$1,513	$828	$156	$31	$17,949

Loans
Loans individually
evaluated for impairment	$27,885	$-	$3,043	$13,204	$13,188	$6,336	$14,894	$409	$-	$-	$78,959
Loans collectively
evaluated for impairment	66,138	9,445	87,379	157,988	240,350	218,163	47,361	50,616	22,988	2,911	$903,339
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$94,023	$9,445	$90,422	$171,192	$253,538	$224,499	$62,255	$51,025	$22,988	$2,911	$982,298

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2011 and other intangible assets by reporting unit at September 30, 2011 and December 31, 2010.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2011	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, September 30, 2011	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2011			December 31, 2010
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,876	-	1,876	1,763	-	1,763
Net carrying amount	$391	$-	$391	$504	$-	$504

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	850	850	-	700	700
Net carrying amount	$-	$2,150	$2,150	$-	$2,300	$2,300

We recorded amortization expense of approximately $272,000 for the nine months ended September 30, 2011 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2011 through 2013.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2011 and 2010 and December 31, 2010:

	September 30,	December 31,	September 30,
Dollars in thousands	2011	2010	2010
Demand deposits, interest bearing	$163,840	$150,291	$152,393
Savings deposits	208,030	177,053	182,284
Retail time deposits	404,363	404,704	375,953
Wholesale deposits	185,670	230,287	243,040
Total	$961,903	$962,335	$953,670

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2011:

Dollars in thousands	Amount	Percent
Three months or less	$66,640	17.3%
Three through six months	29,756	7.7%
Six through twelve months	42,337	11.0%
Over twelve months	246,861	64.0%
Total	$385,594	100.0%

A summary of the scheduled maturities for all time deposits as of September 30, 2011 is as follows:

Dollars in thousands
Three month period ending December 31, 2011	$109,918
Year ending December 31, 2012	188,486
Year ending December 31, 2013	99,520
Year ending December 31, 2014	46,899
Year ending December 31, 2015	49,687
Thereafter	95,523
$590,033

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2011
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at September 30	$-	$-	$955
Average balance outstanding for the period	-	709	954
Maximum balance outstanding at
any month end during period	-	1,233	955
Weighted average interest rate for the period	0.00%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.00%	0.00%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $272,031,000, $304,109,000 and $329,648,000 at September 30, 2011, December 31, 2010, and September 30, 2010 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at September 30,		December 31,
Dollars in thousands	2011	2010	2010
Long-term FHLB advances	$161,651	$207,462	$182,375
Long-term reverse repurchase agreements	100,000	110,000	110,000
Term loan	10,380	12,186	11,734
Total	$272,031	$329,648	$304,109

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2011 was 4.10% compared to 5.02% for the first nine months of 2010.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at September 30, 2011, December 31, 2010, and September 30, 2010.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2011, December 31, 2010, and September 30, 2010.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2011	$2,482	$-	$-
	2012	66,732	-	-
	2013	41,898	-	-
	2014	83,429	-	-
	2015	1,909	10,000	-
	Thereafter	75,581	6,800	19,589
		$272,031	$16,800	$19,589

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first nine months of 2011 or 2010.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2011 and 2010, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first nine months of 2011 and 2010 is as follows:

	For the Nine Months Ended September 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	309,180	$18.54
Granted	-	-	8,000	3.92
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, September 30	317,180	$18.17	317,180	$18.17

Other information regarding options outstanding and exercisable at September 30, 2011 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	2.43	$1	60,150	$5.32	$-
6.01 - 10.00	33,680	9.20	4.84	-	31,880	9.37	-
10.01 - 17.50	2,300	17.43	2.42	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	5.25	-	51,100	17.79	-
20.01 - 25.93	165,750	25.15	4.03	-	165,750	25.15	-

	317,180	18.17		$1	311,180	18.44	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,682
Construction loans	13,093
Other loans	34,104
Standby letters of credit	919
Total	$93,798

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2011, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital (to risk weighted assets)
Summit	$130,516	12.4%	$83,965	8.0%	$104,956	10.0%
Summit Community	140,150	13.4%	83,951	8.0%	104,939	10.0%
Tier I Capital (to risk weighted assets)
Summit	102,366	9.8%	41,982	4.0%	62,974	6.0%
Summit Community	126,800	12.1%	41,975	4.0%	62,963	6.0%
Tier I Capital (to average assets)
Summit	102,366	7.0%	43,858	3.0%	73,096	5.0%
Summit Community	126,800	8.7%	43,813	3.0%	73,022	5.0%

As of December 31, 2010
Total Capital (to risk weighted assets)
Summit	129,610	11.8%	87,543	8.0%	109,428	10.0%
Summit Community	138,164	12.6%	87,558	8.0%	109,447	10.0%
Tier I Capital (to risk weighted assets)
Summit	100,840	9.2%	43,771	4.0%	65,657	6.0%
Summit Community	124,192	11.3%	43,779	4.0%	65,668	6.0%
Tier I Capital (to average assets)
Summit	100,840	6.9%	43,869	3.0%	73,116	5.0%
Summit Community	124,192	8.5%	43,851	3.0%	73,085	5.0%

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

▪	Summit (parent holding company only) not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE  14.  PREFERRED STOCK OFFERINGS

On August 3, 2011, Summit commenced the issuance of up 12,000 shares of 8% Non-Cumulative Convertible Preferred Stock, Series 2011 (“Series 2011 Preferred Stock”), through two simultaneous offerings described below.

The Series 2011 Preferred Stock ranks senior to Summit’s common stock and pari passu with our Series 2009 Preferred Stock and any other preferred stock that the Company may issue. The Series 2011 Preferred Stock will pay non-cumulative dividends, if and when declared by our board of directors, at a rate of 8.0% per annum.  Dividends declared will be payable quarterly in arrears on the 1st day of March, June, September and December of each year. The Series 2011 Preferred Stock may be converted at the option of the holder, on any dividend payment date, into shares of common stock based on a conversion rate (the “Conversion Rate”) determined by dividing $500 by the greater of (i) $4.00 or (ii) the consolidated closing bid price of our common stock as quoted on the NASDAQ Capital Market immediately preceding the close of the offerings, plus cash in lieu of fractional shares and subject to anti-dilution adjustments. On or after June 1, 2014, Summit may, at its option, on any dividend payment date, convert some or all of the Series 2011 Preferred Stock into shares of common stock at the Conversion Rate. We may exercise this conversion right only if, for 20 trading days during the 30 consecutive trading dates immediately preceding the date it gives notice of conversion, the closing price of our common stock exceeds 135% of the greater of (i) $4.00 or (ii) the consolidated closing bid pricing of our common stock as quoted on the NASDAQ Capital Market immediately preceding the close of the offerings. On June 1, 2021, all of the then outstanding Series 2011 Preferred Stock will be converted into shares of common stock at the Conversion Rate.

Summit distributed non-transferable subscription rights to purchase the Series 2011 Preferred Stock to all holders of record of shares of our common stock (the “Rights Offering”). In the Rights Offering, each common shareholder received one right for every whole share of common stock held on July 1, 2011. Each right allowed the holders to subscribe for 0.002 shares of Series 2011 Preferred Stock at a cash price of $500 per share. We will not issue any fractional shares of the Series 2011 Preferred Stock; however, holders were entitled to purchase at least one share of the Series 2011 Preferred Stock regardless of the number of common shares they own or the rights they received. In the event that a shareholder purchased all of the shares of Series 2011 Preferred Stock available pursuant to their basic subscription privilege, they were also eligible to exercise an over-subscription opportunity to purchase shares of Series 2011 Preferred Stock that were not purchased by other shareholders through their exercise of their basic subscription privilege, subject to availability and an allocation process.

We also offered shares of the Series 2011 Preferred Stock not subscribed for in the Rights Offering to the public at $500 per share in a supplemental offering (the “Supplemental Offering”).

The Rights Offering concluded on October 31, 2011. We continue to offer the remaining unsubscribed shares of the Series 2011 Preferred Stock through the Supplemental Offering, which will expire on November 30, 2011.  As of October 31, 2011, we have received paid subscriptions for 10,383 shares of Series 2011, representing total proceeds of $5.0 million, net of related issuance costs.

NOTE  15.  SEGMENT INFORMATION

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

	Nine Months Ended September 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$31,541	$-	$(1,358)	$-	$30,183
Provision for loan losses	8,001	-	-	-	8,001
Net interest income after provision for loan losses	23,540	-	(1,358)	-	22,182
Other income	(1,100)	3,577	1,827	(743)	3,561
Other expenses	18,784	3,173	1,237	(743)	22,451
Income (loss) before income taxes	3,656	404	(768)	-	3,292
Income tax expense (benefit)	741	161	(204)	-	698
Net income (loss)	2,915	243	(564)	-	2,594
Dividends on preferred shares	-	-	223	-	223
Net income (loss) applicable to common shares	$2,915	$243	$(787)	$-	$2,371
Intersegment revenue (expense)	$(657)	$(86)	$743	$-	$-
Average assets	$1,537,150	$6,691	$141,377	$(210,693)	$1,474,525

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$31,165	$-	$(1,450)	$-	$29,715
Provision for loan losses	18,350	-	-	-	18,350
Net interest income after provision for loan losses	12,815	-	(1,450)	-	11,365
Other income	2,897	3,628	1,178	(835)	6,868
Other expenses	19,977	3,215	1,352	(835)	23,709
Income (loss) before income taxes	(4,265)	413	(1,624)	-	(5,476)
Income tax expense (benefit)	(2,154)	165	(602)	-	(2,591)
Net income (loss)	(2,111)	248	(1,022)	-	(2,885)
Dividends on preferred shares	-	-	223	-	223
Net income (loss) applicable to common shares	$(2,111)	$248	$(1,245)	$-	$(3,108)
Intersegment revenue (expense)	$(750)	$(85)	$835	$-	$-
Average assets	$1,568,104	$6,946	$141,026	$(190,448)	$1,525,628

	Three Months Ended September 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$10,374	$-	$(453)	$-	$9,921
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,373	-	(453)	-	7,920
Other income	1,093	1,121	221	(248)	2,187
Other expenses	6,443	1,032	346	(248)	7,573
Income (loss) before income taxes	3,023	89	(578)	-	2,534
Income tax expense (benefit)	774	35	(211)	-	598
Net income (loss)	2,249	54	(367)	-	1,936
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$2,249	$54	$(441)	$-	$1,862
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,532,356	$6,573	$143,099	$(211,854)	$1,470,174

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2010
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$10,037	$-	$(489)	$-	$9,548
Provision for loan losses	4,500	-	-	-	4,500
Net interest income after provision for loan losses	5,537	-	(489)	-	5,048
Other income	1,155	1,198	315	(248)	2,420
Other expenses	6,981	1,092	368	(248)	8,193
Income (loss) before income taxes	(289)	106	(542)	-	(725)
Income tax expense (benefit)	(566)	46	(78)	-	(598)
Net income (loss)	277	60	(464)	-	(127)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$277	$60	$(538)	$-	$(201)
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,561,074	$6,732	$139,673	$(213,157)	$1,494,322

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 15 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2010 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 4.84% for the first nine months in 2011 compared to the same period of 2010 while our net interest earnings on a tax equivalent basis increased 2.22%.  Our tax equivalent net interest margin increased 20 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 15 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand-alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Community banking	$2,249	$277	$2,915	$(2,111)
Insurance	54	60	243	248
Parent and other	(441)	(538)	(787)	(1,245)
Consolidated net income	$1,862	$(201)	$2,371	$(3,108)

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

Goodwill:  Goodwill is subject to a two-step impairment test by reporting unit at least annually to determine whether write-downs of the recorded balances are necessary.  During the third quarter, we completed the required annual impairment test for 2011 for each of our reporting units, community banking and insurance services.  The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment.  If the fair value equals or exceeds the related unit’s carrying value, no write-down of recorded goodwill is necessary.  If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

The fair value, carrying amount and allocated goodwill with regard to each of our reporting units as of September 30, 2011 (date of our most recent goodwill impairment test) were as follows:

(in thousands)	Community Banking	Insurance Services

Fair value	$164,235	$6,929
Carrying amount	132,845	6,414
Allocated goodwill	1,488	4,710

Neither of our reporting units failed Step 1 of the goodwill impairment tests conducted as of September 30, 2011.  For purposes of these goodwill impairment tests, the following methodologies were utilized and key assumptions were made in determining the fair value of each reporting unit:

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

Insurance Services – We performed an internal valuation, which was verified by a third party firm, utilizing the income approach to determine the fair value of our Insurance Services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2.5%, and a discount rate of 11% was applied to the Insurance Services unit’s estimated future cash flows.

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

Deferred Income Tax Assets:  At September 30, 2011, we had net deferred tax assets of $11.0 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2011 increased 176% to $2,371,000, or $0.32 per diluted share as compared to a loss of $3,108,000 or $0.42 per diluted share for the same period of 2010.  Net income applicable to common shares for the quarter ended September 30, 2011 improved to income of $1,862,000, or $0.24 per diluted share as compared to a loss of $201,000, or $0.03 per diluted share for the quarter ended

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

September 30, 2010.  Earnings were negatively impacted for all periods by continued high provisions for loan losses due to our continued increased nonperforming loans, write-downs of foreclosed properties to their estimated fair values, and other-than-temporary impairment of securities.  The provision for loan losses was $8.0 million and $18.35 million for the nine months ended September 30, 2011 and 2010, respectively and $2.0 million and $4.5 million for the quarters ended September 30, 2011 and 2010, respectively.  Included in earnings for the nine months ended September 30, 2011 was $3,463,000 of realized securities gains, $5,770,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value and $2,245,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first nine months of 2011 were 3.91% and 0.23%, respectively, compared with (4.41%) and (0.25%) for the same period of 2010.

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

Our net interest income on a fully tax-equivalent basis totaled $31,209,000 for the nine months ended September 30, 2011 compared to $30,531,000 for the same period of 2010, representing an increase of $678,000 or 2.22%.  Interest income on interest earning assets decreased for the nine month period ended September 30, 2011 primarily due to lower volumes of interest earning assets, but this decrease was more than offset by a reduction in our cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 4.84% from $1,416,098,000 during the first nine months of 2010 to $1,347,588,000 for the first nine months of 2011.  Average interest bearing liabilities declined 4.76% from $1,353,922,000 at September 30, 2010 to $1,289,493,000 at September 30, 2011, at an average yield for the first nine months of 2011 of 2.47% compared to 3.03% for the same period of 2010.

Our consolidated net interest margin increased to 3.10% for the nine months ended September 30, 2011, compared to 2.88% for the same period in 2010. The margin continues to be affected by elevated levels of non-accruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2011 compared to September 30, 2010, the yields on earning assets decreased 32 basis points, while the cost of our interest bearing funds decreased by 56 basis points.  The decrease in the cost of interest bearing funds is primarily the result of our reducing or re-pricing over $100 million of our higher-rate long-term borrowings in late 2010.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$987,928	$44,622	6.04%	$1,104,611	$49,651	6.01%
Tax-exempt (2)	4,765	289	8.11%	6,177	367	7.94%
Securities
Taxable	262,275	7,290	3.72%	250,511	9,151	4.88%
Tax-exempt (2)	56,313	2,727	6.47%	40,778	2,032	6.66%
Federal funds sold and interest
bearing deposits with other banks	36,307	59	0.22%	14,021	21	0.20%
Total interest earning assets	1,347,588	54,987	5.46%	1,416,098	61,222	5.78%

Noninterest earning assets
Cash & due from banks	3,951			4,280
Premises and equipment	22,737			23,896
Other assets	118,393			100,597
Allowance for loan losses	(18,144)			(19,243)
Total assets	$1,474,525			$1,525,628

Interest bearing liabilities
Interest bearing demand deposits	$151,137	$296	0.26%	$146,152	$463	0.42%
Savings deposits	206,705	1,473	0.95%	193,769	1,883	1.30%
Time deposits	611,404	12,202	2.67%	600,976	13,691	3.05%
Short-term borrowings	1,663	3	0.24%	20,998	79	0.50%
Long-term borrowings
and capital trust securities	318,584	9,804	4.11%	392,027	14,575	4.97%
Total interest bearing liabilities	1,289,493	23,778	2.47%	1,353,922	30,691	3.03%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	83,768			72,329
Other liabilities	9,234			8,609
Total liabilities	1,382,495			1,434,860

Shareholders' equity - preferred	3,532			3,519
Shareholders' equity - common	88,498			87,249
Total liabilities and
shareholders' equity	$1,474,525			$1,525,628
Net interest earnings		$31,209			$30,531
Net yield on interest earning assets			3.10%			2.88%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $1,026,000 and $816,000 for the periods ended
September 30, 2011 and September 30, 2010, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2011 versus September 30, 2010
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(5,269)	$240	$(5,029)
Tax-exempt	(86)	8	(78)
Securities
Taxable	413	(2,274)	(1,861)
Tax-exempt	754	(59)	695
Federal funds sold and interest
bearing deposits with other banks	36	2	38
Total interest earned on
interest earning assets	(4,152)	(2,083)	(6,235)

Interest paid on:
Interest bearing demand
deposits	16	(183)	(167)
Savings deposits	119	(529)	(410)
Time deposits	234	(1,723)	(1,489)
Short-term borrowings	(49)	(27)	(76)
Long-term borrowings and capital
trust securities	(2,486)	(2,285)	(4,771)
Total interest paid on
interest bearing liabilities	(2,166)	(4,747)	(6,913)

Net interest income	$(1,986)	$2,664	$678

Noninterest Income

Total noninterest income decreased to $3,561,000 for the first nine months of 2011, compared to $6,868,000 for the same period of 2010, with other-than-temporary impairment charges on securities and write-downs of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2011	2010	2011	2010
Insurance commissions	$1,073	$1,227	$3,458	$3,659
Service fees	776	763	2,155	2,298
Realized securities gains	1,517	67	3,463	1,587
Other-than-temporary impairment of securities	(484)	(109)	(2,245)	(138)
Gain on sale of assets	130	(84)	277	111
Write-down of foreclosed properties	(1,637)	-	(5,770)	(2,194)
Other	812	556	2,223	1,545
Total	$2,187	$2,420	$3,561	$6,868

Other-than-temporary impairment of securities:  During the first nine months of 2011, we recorded non-cash other-than temporary impairment charges of $2,245,000 related to certain residential mortgage-backed securities which we continue to own.

Write-down of foreclosed properties:  During the first nine months of 2011, we recorded $5,770,000 in charges to write down certain foreclosed properties to estimated fair value as part of our normal, ongoing re-appraisal process.

Noninterest Expense

Total noninterest expense decreased approximately 5.3% for the nine months ended September 30, 2011, as compared to the same period in 2010.  FDIC premiums are lower in 2011 due to the change that became effective during second quarter 2011 of the assessment base used in calculating FDIC premiums, and other expenses are down primarily as a result of a refund of Virginia business franchise taxes.  This refund is a result of OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.  Table III below shows the breakdown of the changes.

Table III - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2011	$	%	2010	2011	$	%	2010
Salaries, commissions, and employee benefits	$3,959	$(40)	-1.0%	$3,999	$11,987	$175	1.5%	$11,812
Net occupancy expense	473	(25)	-5.0%	498	1,463	(66)	-4.3%	1,529
Equipment expense	589	(31)	-5.0%	620	1,750	(133)	-7.1%	1,883
Professional fees	265	42	18.8%	223	654	(105)	-13.8%	759
Amortization of intangibles	88	-	0.0%	88	263	-	0.0%	263
FDIC premiums	580	(135)	-18.9%	715	1,859	(306)	-14.1%	2,165
Foreclosed properties expense	389	(282)	-42.0%	671	1,235	88	7.7%	1,147
Other	1,230	(149)	-10.8%	1,379	3,240	(911)	-21.9%	4,151
Total	$7,573	$(620)	-7.6%	$8,193	$22,451	$(1,258)	-5.3%	$23,709

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

We recorded $8,001,000 and $18,350,000 provisions for loan losses for the first nine months of 2011 and 2010, respectively.  This decline is a result of lower levels of specific reserves related to loans individually evaluated for impairment, and declining charge-offs relative to loans collectively evaluated for impairment at September 30, 2011 compared to September 30, 2010.  At September 30, 2011, the allowance for loan losses totaled $17,949,000 or 1.82% of loans, net of unearned income, compared to $17,224,000 or 1.70% of loans, net of unearned income, at December 31, 2010.

As illustrated in Table IV below, our non-performing assets have increased during the past 12 months.

Table IV - Summary of Non-Performing Assets

Dollars in thousands	September 30,		December 31,
	2011	2010	2010
Accruing loans past due 90 days or more	$-	$2,415	$1,442
Nonaccrual loans
Commercial	3,473	880	1,318
Commercial real estate	8,398	5,386	2,686
Commercial construction and development	-	-	-
Residential construction and development	17,506	14,419	10,049
Residential real estate	6,818	6,153	6,075
Consumer	87	60	141
Total nonaccrual loans	36,282	26,898	20,269
Foreclosed properties
Commercial	597	-	597
Commercial real estate	14,256	13,091	14,745
Commercial construction and development	16,960	16,691	17,021
Residential construction and development	27,804	35,197	34,377
Residential real estate	3,718	3,374	3,495
Consumer	-	-	-
Total foreclosed properties	63,335	68,353	70,235
Repossessed assets	262	314	289
Total nonperforming assets	$99,879	$97,980	$92,235
Total nonperforming loans as a
percentage of total loans	3.69%	2.82%	2.14%
Total nonperforming assets as a
percentage of total assets	6.82%	6.55%	6.24%

The following table presents a summary of our 30 to 89 days past due performing loans.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loans Past Due 30-89 Days
	For the Quarter Ended
Dollars in thousands	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010

Commercial	$255	$1,572	$910	$695	$817
Commercial real estate	2,797	2,756	2,514	4,651	1,933
Construction and development	1,251	163	1,948	3,156	1,711
Residential real estate	4,779	6,603	6,561	20,120	7,050
Consumer	308	415	494	586	691
Total	$9,390	$11,509	$12,427	$29,208	$12,202

The following table details our most significant nonperforming loan relationships at September 30, 2011.

Significant Nonperforming Loan Relationships
September 30, 2011
In thousands
Location by Region	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Current Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Rockingham Co., VA	Residential subdivision	Nov. 2007 & Dec. 2009	Mar. 2009 & Apr. 2011	$1,994	Collateral value	$2,223	(1)	$-	$904
Rockingham Co., VA	Convenience store	Apr. 2004	Mar. 2011	$1,034	Collateral value	$2,200	(1)	$-	$-
Shenandoah Co., Spotsylvania Co., and Fauquier Co., VA	Single family rentals & residential lots	May 2008	Mar. 2011	$1,424	Collateral value	$1,474	(1)	$98	$-
Shenandoah Co. & Frederick Co, VA	Residential building lots	Aug 2004, Jul. 2005, & Jul. 2007	Jun. 2011	$2,168	Collateral value	$2,020	(1)	$395	$-
Jefferson Co., WV	Single family residence and equipment	Aug. 2007 & Mar. 2008	Jun. 2011	$1,137	Collateral value	$803	(1)	$434	$-
Frederick Co., VA	Single family residence	Sept. 2010	Jun. 2011	$1,345	Collateral value	$1,350	(1)	$130	$100
Frederick Co., VA	Mini Storage facility	Mar. 2010	Jun. 2011	$1,770	Collateral value	$1,791	(1)	$158	$-
Jefferson Co., WV	Residential development & undeveloped acreage	Mar. 2008 & Jun. 2008	Jun. 2011	$8,342	Collateral value	$9,424	(1)	$-	$-
Rockingham Co., VA	Residential subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$2,209	Collateral value	$2,588	(2)	$462	$-
Kanawha Co., WV	Residential subdivision & UCC business assets	Feb. 2003, Mar. 2008, & Apr. 2008	May 2011 & Jul. 2011	$1,246	Collateral value	$3,130	(2)	$31	$-

(1) - Values based upon recent external appraisal.
(2) - Values based upon appraisal obtained at loan origination.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations
At September 30, 2011, we had approximately $18.5 million of performing loans which we have identified as potential problem loans.  These loans are performing at September 30, 2011, but known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming within the next quarter.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Quantitative reserves relative to each loan pool are established  by applying an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) to the aggregate recorded investment in the smaller-balance homogenous pool of loans.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remain in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of September 30, 2011, approximately 72% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, during this economic downturn, our allowance for loan losses has generally not increased proportionately as our nonperforming loans have increased.

At September 30, 2011, December 31, 2010, and September 30, 2010, our allowance for loan losses totaled $17,949,000, or 1.82% of total loans, $17,224,000, or 1.70% of total loans and $18,869,000, or 1.82% of total loans, respectively, and is considered adequate to cover inherent losses in our loan portfolio.

At September 30, 2011, December 31, 2010, and September 30, 2010, we had approximately $63,335,000, $70,235,000 and $68,353,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon sale may or may not result in a recognized loss.

FINANCIAL CONDITION

Our total assets were $1,464,584,000 at September 30, 2011, compared to $1,478,470,000 at December 31, 2010, representing a 0.94% decrease.  Table V below serves to illustrate significant changes in our financial position between December 31, 2010 and September 30, 2011.

Table V - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
Dollars in thousands	2010	Amount	Percentage	2011
Assets
Securities available for sale	$271,730	20,712	7.6%	$292,442
Loans, net of unearned interest	1,012,543	(48,194)	-4.8%	964,349

Liabilities
Deposits	$1,036,939	$10,370	1.0%	$1,047,309
Short-term borrowings	1,582	(627)	-39.6%	955
Long-term borrowings	304,109	(32,078)	-10.5%	272,031
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Deposits increased approximately $10.4 million during the first nine months of 2011; wholesale deposits decreased $44.6 million while retail deposits increased $55.0 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first nine months of 2011 funded by increased deposits.

Refer to Notes 5, 6, 7, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2011 and December 31, 2010.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities (less estimated haircuts), and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $356 million or 24.3% of total consolidated assets at September 30, 2011.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $306 million.  As of September 30, 2011 and December 31, 2010, these advances totaled approximately $162 million and $182 million, respectively.  At September 30, 2011, we had additional borrowing capacity of $144 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2011 was approximately $71 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $356 million in available sources of liquidity which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $8 million available for capital infusion into Summit Community.

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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities (less estimated haircuts) totaling $224 million aside from its FHLB line, resulting in total funding sources of approximately $188 million including liquid funds.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2011 totaled $98,924,000, including $3.5 million in net proceeds from Series 2011 Preferred Stock subscriptions, compared to $89,821,000 at December 31, 2010.  See Note 14 of the accompanying consolidated financial statements for further information relative to the Series 2011 Preferred Stock.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term bank borrowing, we currently have sufficient cash on hand to continue to service our subordinated debenture and term bank borrowing obligations as well as the dividend payments on our preferred stock through at least 2013.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

We initiated on August 3, 2011 a $6.0 million offering of our 8% Non-cumulative Convertible Preferred Stock, Series 2011, pursuant to a rights offering to our common shareholders and a simultaneous supplemental offering to the public.  The rights offering concluded on October 31, 2011. We continue to offer the remaining unsubscribed shares of the Series 2011 Preferred Stock in the supplemental offering, which will expire November 30, 2011.  As of October 31, 2011, we have received paid subscriptions for 10,383 shares of Series 2011 Preferred Stock, representing total net proceeds of $5.0 million. See Note 14 of accompanying consolidated financial statements for further information relative to the offerings of Series 2011 Preferred Stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2011.

.
	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2011	$2,482	$-	$59
2012	66,732	-	241
2013	41,898	-	228
2014	83,429	-	170
2015	11,909	-	21
Thereafter	82,381	19,589	-
Total	$288,831	$19,589	$719

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2011 are presented in the following table.

September 30,
Dollars in thousands	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,682
Construction loans	13,093
Other loans	34,104
Standby letters of credit	919
Total	$93,798

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2011.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.36%	10.77%
Up 100 (1)	-1.81%	3.78%
Up 200 (1)	-3.63%	0.90%
Up 400 (2)	-3.61%	0.18%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Item 4.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2011, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2011 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Summit Equity Securities:

We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	11,899	$2.86	-	-
August 1, 2011 - August 31, 2011	1,500	3.03	-	-
September 1, 2011 - September 30, 2011	-	-	-	-

(a) Shares repurchased under the Employee Stock Ownership Plan.

Item 6.  Exhibits

Exhibit 3.i                            Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.
Exhibit 3.ii                           Articles of Amendment 2009
Exhibit 3.iii                          Articles of Amendment 2011
Exhibit 3.iv                          Amended and Restated By-Laws of Summit Financial Group, Inc.
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
Exhibit 101                         Interactive Data File (XBRL)

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
Julie R. Cook,
Vice President and Chief Accounting Officer

Date: November 3, 2011

EXHIBIT INDEX

Exhibit No.	Description	Page Number
3	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

*      Furnished, not filed.

**   As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.
(c)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.
(d)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group, Inc.’s filing on Form 10-Q dated June 30, 2006.