Form 10-K
period 2011-12-31
SUMMIT FINANCIAL GROUP INC
filed 2012-03-01
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2011, was approximately $17,179,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 29, 2012, was 7,425,472.

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

                                                                            Part of Form 10-K into which
Document                                                                                                       document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                  Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 17, 2012

  ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.     Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.45 billion financial holding company headquartered in Moorefield, West Virginia.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services.  The deposits of Summit Community are insured by the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our clients, and specialized services tailored to meet our clients’ needs.  We have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities.  We also have a marketing program that primarily utilizes local radio and newspapers to advertise.  Banking, like most industries, is becoming more dependent on technology as a means of marketing to customers, including the internet, which we also utilize.  This approach, coupled with continuity of service by the same staff members, enables Summit Community to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.  We believe that our emphasis on local relationship banking, together with a prudent approach to lending, are important factors in our success and growth.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $142.3 million as of December 31, 2011.  As of this date, we had loans approximating $57.1 million that exceeded the above regulatory LTV guidelines, as follows:

Residential real estate
Owner occupied – 1st lien	$ 11.4 million
Owner occupied – 2nd lien	$ 1.4 million

Commercial real estate
Residential non-owner occupied, 1st lien	$ 4.9 million
Owner occupied commercial real estate	$ 21.6 million
Other commercial real estate	$ 5.6 million

Construction, development & land	$ 12.2 million

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will update its loss and income projections at least semi-annually for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system.  The final rule redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits.  Since the new base is larger than the prior base, the FDIC also proposed lowering assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry.  The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

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

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") provides that depository institutions insured by the FDIC may be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.  Accordingly, in the event that any insured bank or subsidiary of Summit causes a loss to the FDIC, other bank subsidiaries of Summit could be liable to the FDIC for the amount of such loss.

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

Financial holding companies are required to maintain a risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital.  The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.  For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines).  The guidelines provide for a minimum leverage ratio of 4% for financial holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating.  Financial holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 4% by a cushion of at least 1 to 2 percent.

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2011 are set forth in the table in Note 16 of the notes to the consolidated financial statements on page 81.

Basel III Standards.  In December 2010, the Basel Committee on Banking Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

▪
introduces as a new capital measure Common Equity Tier 1 (“CET1”), specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;

▪	when fully phased in on January 1, 2019, requires banks to maintain:

o
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

o
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

o
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

o
as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

o
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

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

▪	3.5% CET1 to risk-weighted assets;

▪	4.5% Tier 1 capital to risk-weighted assets; and

▪	8.0% Total capital to risk-weighted assets.

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III during the first quarter of 2012 and final rules later in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review.  In addition, the FRB also expects these banks to demonstrate that they can achieve the capital ratios required by the Basel III framework as applied to the U.S.  Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010 and redefined in 2011.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2011.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

USA PATRIOT Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) is a comprehensive anti-terrorism legislation.  The USA PATRIOT Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism.  The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to our bank, or the BHCA, which applies to Summit.  We, and our subsidiaries, including the bank, have adopted systems and procedures to comply with the USA PATRIOT Act and its regulations as adopted by the Secretary of the Treasury.

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

        Furthermore, in November 2003, in response to the directives of the SOA, NASDAQ adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the NASDAQ Capital Market (the market on which our common stock is listed for trading).  The new NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and the authority, role and responsibilities of their boards of directors and, in particular, of "independent" members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

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

Transactions with Affiliates

         There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates.  Among other restrictions, such as transactions between the bank and any one affiliate (including Summit) generally will be limited to 10% of the bank's capital and surplus, and transactions between the bank and all affiliates will be limited to 20% of the bank's capital and surplus.  Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

         In addition, any transaction by a bank with an affiliate and any sale of assets or provisions of services to an affiliate generally must be on terms that are substantially the same, or at least as favaorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

Employees

At February 15, 2012, we employed 230 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

Description of Information                                                                                                                 Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets	30
b.	Analysis of Net Interest Earnings	29
c.	Rate Volume Analysis of Changes in Interest Income and Expense	31
2.	Investment Portfolio
a.	Book Value of Investments	34
b.	Maturity Schedule of Investments	34
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity	33
3.	Loan Portfolio
a.	Types of Loans	33
b.	Maturities and Sensitivity to Changes in Interest Rates	63
c.	Risk Elements	36
d.	Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	38
5.	Deposits
a.	Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid                                                                                                                           30
b.	Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More                                                                                                      73
6.	Return of Equity and Assets	29
7.	Short-term Borrowings	74

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

In addition, the market for some of the investment securities held in our portfolio remains volatile, which may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

The Dodd-Frank Act may adversely affect our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, among other things, provisions creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks and disallowing trust preferred securities as qualifying for Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing numerous corporate governance changes. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess all the effects the Dodd-Frank Act will have on the financial industry, including Summit, at this time. The changes resulting from the Dodd-Frank Act may impact the profitability of our operations, require us to change certain business practices, impose on us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our operations.  We expect that operating and compliance costs will increase and could adversely affect Summit’s financial condition and results of operations.

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

        Dividends on all preferred stock, including the Series 2009 and Series 2011 preferred stock, as well as interest payments on our subordinated debt and junior subordinated debentures underlying our trust preferred securities, continue to be permissible.  However, such dividends and interest payments on our preferred stock and trust preferred debt are subject to future review by the Federal Reserve should we continue to experience deterioration in our financial condition.

        Although dividends from the Bank are our principal source of funds to pay dividends and interest payments on our common stock, preferred stock, trust preferred debt and subordinated debt, we currently have sufficient cash on hand to continue to service our trust preferred and subordinated debt obligations as well as the expected dividend payments on our preferred stock through at least 2013.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for distributions to the holders of our preferred stock or that such dividends will continue to be permitted by our regulatory authorities.

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

        Although we and the Bank both qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2011, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

      We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2011, our allowance for loan losses totaled $17.7 million, which represents approximately 1.80% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

      We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2011, brokered deposits totaled $169.2 million, or approximately 16.6% of our total deposits, compared to brokered deposits in the amount of $230.3 million or approximately 22.2% of our total deposits at December 31, 2010.  As of December 31, 2011, approximately $27.8 million in brokered deposits, or approximately 16.4% of our total brokered deposits, are short-term and mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

      We also have borrowings with the Federal Home Loan Bank, or the FHLB.  As of December 31, 2011, our FHLB  borrowings maturing within one year totaled $52.6 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

As a result, significant new legislation and regulatory reform passed in 2010 and 2011 and future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations.  New legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, assess fees, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

      On May 22, 2009, the FDIC approved a final rule to institute a one-time special assessment of five cents per $100 of the difference between each insured institution's total assets and its Tier 1 capital as of June 30, 2009.  The assessment was collected on September 30, 2009.  The FDIC also stated that additional special assessments may be announced in the future.

In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system.  The final rule redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits.  Since the new base is larger than the prior base, the FDIC also lowered the assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry.  The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  Either an increase in the Risk Category of Summit Community or adjustments to the base assessment rates could have a material adverse effect on our earnings.

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

Risks Relating to an Investment in Our Securities

Our ability to pay dividends is limited and we have stopped paying cash dividends.

      We are a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiary bank, Summit Community.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Summit Community may pay to Summit.  Also, Summit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Summit Community is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on either our common stock or our Series 2009 or Series 2011 preferred stock.  The inability to receive dividends from Summit Community could have a material adverse effect on our business, financial condition and results of operations.

      Under the terms of the Bank MOU, Summit Community may pay dividends to us if they give 30 days prior notice to the FDIC and the West Virginia Division of Banking and they do not object.  In addition, under the terms of the Holding Company MOU, we have suspended all cash dividends on our common stock until further notice.  Dividends on all preferred stock, including the Series 2009 and Series 2011 preferred stock, as well as interest payments on subordinated notes underlying our trust preferred securities, continue to be permissible.  However, no assurances can be given that such payments will be permitted in the future if we continue to experience deterioration in our financial condition.

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

      As of February 28, 2012 our executive officers and directors beneficially own 35.03% of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future and by the conversion of our Series 2009 or Series 2011 Preferred Stock.

      Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May, 2008, as of December 31, 2011, 309,180 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders, a new officer stock option plan was approved providing for 350,000 shares of common stock to be available for issuance under the plan.  As of December 31, 2011, 8,000 shares of our common stock are issuable under options granted in connection with our 2009 Plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

We have also issued 3,710 shares of our Series 2009 Preferred Stock and 12,000 shares of our Series 2011 Preferred Stock.  The conversion of some or all of the Series 2009 or Series 2011 Preferred Stock will dilute the ownership interest of our existing common shareholders.

The market price of the Series 2009 and Series 2011 preferred stock will be directly affected by the market price of our common stock, which may be volatile.

      To the extent that a secondary market for the Series 2009 or Series 2011 preferred stock develops, we believe that the market price of the Series 2009 or Series 2011 preferred stock will be significantly affected by the market price of our common stock.  We cannot predict how the shares of our common stock will trade in the future.  This may result in greater volatility in the market price of the Series 2009 or Series 2011 preferred stock than would be expected for nonconvertible preferred stock.  The market price of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control:

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

The conversion rate of the Series 2009 or Series 2011 preferred stock may not be adjusted for all dilutive events that may adversely affect the market price of the Series 2009 or Series 2011 preferred stock or the common stock issuable upon conversion of the Series 2009 or Series 2011 preferred stock.

      The number of shares of our common stock that the holders of Series 2009 or Series 2011 preferred stock are entitled to receive upon conversion of a share of their preferred stock is subject to adjustment for certain events arising from increases in cash dividends on our common stock, dividends or distributions in common stock or other property, certain issuances of stock purchase rights, certain self tender offers, subdivisions, splits and combinations of the common stock and certain other actions by us that modify our capital structure.  We will not adjust the conversion rate for other events, including offerings of common stock for cash by us or in connection with acquisitions.  There can be no assurance that an event that adversely affects the value of the Series 2009 or Series 2011 preferred stock, but does not result in an adjustment to the conversion rate, will not occur.  Further, if any of these other events adversely affects the market price of our common stock, it may also adversely affect the market price of the Series 2009 or Series 2011 preferred stock.  In addition, we are not restricted from offering common stock in the future or engaging in other transactions that could dilute our common stock.

The conversion of the Series 2009 or Series 2011 preferred stock will dilute the appreciation of our common stock.

      Although our common stock may appreciate in value, the future conversion of the Series 2009 or Series 2011 preferred stock will dilute such appreciation.  There is no guarantee that an investor in our common stock will recognize an increase in value after the impact of the conversion of the Series 2009 or Series 2011 preferred stock despite overall positive performance.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series 2009 or Series 2011 preferred stock.

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

The market price of our common stock or preferred stock, including the Series 2009 and Series 2011 preferred stock, could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after this offering or the perception that such sales could occur.  The conversion of some or all of the Series 2009 or Series 2011 preferred stock will dilute the ownership interest of our existing common shareholders.  Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and the Series 2009 and Series 2011 preferred stock.

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our stockholders.

      We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled $19,589,000 at December 31, 2011 and 2010.

      Distributions on the capital securities issued by the trusts are payable quarterly at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.

      Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.  In 2011, our total interest payments on these junior subordinated debentures approximated $524,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $130,000.

      The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

      We have also issued $16.8 million of subordinated debt. In 2008, $10 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years. During 2009, $5 million was issued to an affiliate of a director of Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.   Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  Our total interest payments on this subordinated debt in 2011 were approximately $992,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $245,000.

Holders of our Series 2009 and Series 2011 Preferred Stock have rights senior to those of our common stockholders.

      During fourth quarter 2011, we issued 12,000 shares of our Series 2011 preferred stock in the amount of $5.81 million.  Also, in September 2009, we issued 3,710 shares of our Series 2009 preferred stock in the amount of $3.71 million.  Our Series 2011 and Series 2009 preferred stock has rights and preferences that could adversely affect holders of our common stock.  For example, upon any voluntary or involuntary liquidation, dissolution, or winding up of our business, the holders of our Series 2011 and Series 2009 preferred stock are entitled to receive distributions out of our available assets before any distributions can be made to holders of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2011, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia offices of Summit Community, and also leases a location in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well-located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on pages71.

Item 3.    Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 14 of our consolidated financial statements on page 79.

Item 4.    Mine Safety Disclosures

Not applicable.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Dividends paid	$-	$-	$-	$-
High Bid	4.49	4.12	3.99	3.35
Low Bid	3.53	3.05	2.10	2.13

2010
Dividends paid	$-	$-	$-	$-
High Bid	4.24	5.00	4.75	5.00
Low Bid	3.67	2.38	2.30	3.51

Historically, we have paid semi-annual dividends on our common stock on the 15th day of June and December, and the record date has been the 1st day of each respective month.  The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the Federal Reserve Board.  We are presently restricted from paying dividends on our common shares as discussed in Item 1A. – Risk Factors on page 12 and Item 7. -- Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26, and in Note 16 of our consolidated financial statements on page 80.  Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Under the terms of the Bank MOU, Summit Community may only pay dividends to us if they give 30 days prior notice to the FDIC and the West Virginia Division of Banking and they do not object.

As of February 22, 2012, there were approximately 1,250 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	-	$-	-	-
November 1, 2011 - November 30, 2011	-	-	-	-
December 1, 2011 - December 31, 2011	14,477	3.23	-	-

(a) Shares repurchased under the Employee Stock Ownership Plan.

Item 6.    Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2011.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2011	2010	2009	2008	2007
Summary of Operations
Interest income	$71,047	$79,672	$89,536	$93,484	$91,384
Interest expense	31,203	39,520	45,994	49,409	52,317
Net interest income	39,844	40,152	43,542	44,075	39,067
Provision for loan losses	10,000	21,350	20,325	15,500	2,055
Net interest income after provision
for loan losses	29,844	18,802	23,217	28,575	37,012
Noninterest income	5,550	7,739	6,281	3,245	7,717
Noninterest expense	30,285	31,471	32,379	29,811	25,458
Income (loss) before income taxes	5,109	(4,930)	(2,881)	2,009	19,271
Income tax expense (benefit)	1,035	(2,955)	(2,165)	(291)	5,734
Income (loss) from continuing operations	4,074	(1,975)	(716)	2,300	13,537
Income (loss) from discontinued operations	-	-	-	-	(7,081)
Net income (loss)	4,074	(1,975)	(716)	2,300	6,456
Dividends on preferred shares	371	297	74	-	-
Net income (loss) applicable to common shares	$3,703	$(2,272)	$(790)	$2,300	$6,456

Balance Sheet Data (at year end)
Assets	$1,450,121	$1,477,570	$1,584,625	$1,627,116	$1,435,536
Securities available for sale	286,599	271,730	271,654	327,606	283,015
Loans	965,516	995,319	1,137,336	1,192,157	1,052,489
Deposits	1,016,500	1,036,939	1,017,338	965,850	828,687
Short-term borrowings	15,956	1,582	49,739	153,100	172,055
Long-term borrowings	270,254	304,109	381,492	382,748	315,738
Shareholders' equity	102,566	89,821	90,660	87,244	89,420

Credit Quality
Net loan charge-offs	$9,512	$21,126	$20,258	$7,759	$1,066
Nonperforming assets	116,641	92,235	107,504	56,082	12,391
Allowance for loan losses	17,712	17,224	17,000	16,933	9,192

Per Share Data
Earnings per share from continuing operations
Basic earnings	$0.50	$(0.31)	$(0.11)	$0.31	$1.87
Diluted earnings	0.49	(0.31)	(0.11)	0.31	1.85
Earnings per share from discontinued operations
Basic earnings	-	-	-	-	(0.98)
Diluted earnings	-	-	-	-	(0.97)
Earnings per share
Basic earnings	0.50	(0.31)	(0.11)	0.31	0.89
Diluted earnings	0.49	(0.31)	(0.11)	0.31	0.88
Book value per common share (at year end) (A)	10.68	11.01	11.19	11.77	12.07
Tangible book value per common share (at year end) (A)	9.78	9.90	10.04	10.46	10.70
Cash dividends	-	-	0.06	0.36	0.34

Performance Ratios
Return on average equity	4.55%	-2.60%	-0.90%	2.59%	7.34%
Return on average assets	0.28%	-0.15%	-0.05%	0.15%	0.50%
Equity to assets	7.1%	6.1%	5.7%	5.4%	6.2%

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

DESCRIPTION OF BUSINESS

We are a $1.45 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 17 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 230 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2011

•
Net income for 2011 totaled $3,703,000 compared to net loss of $2,272,000 in 2010.  Net income was achieved in 2011 despite charges related to the writedowns of OREO properties to fair value and other than temporary impairments of securities.

•
Our allowance for loan losses totaled 1.80% of total loans at December 31, 2011, compared to 1.70% at December 31, 2010, with our provision for loan losses totaling $10 million in 2011 compared to $21.4 million during 2010.

•
In 2011, nonperforming assets increased by $24.4 million. We continue to manage our problem assets through a combination of asset sales, loan workouts and charge-offs. However, disposition of foreclosed real estate remains difficult to achieve as the return of our real estate markets to normal activity levels has been slow.

•	The impact of foregone net interest income from nonaccruing loans negatively impacted the margin keeping it well below historical margins.

•	During 2011, we reduced wholesale funding to 31% of total assets, compared to 39% a year ago.

•	We issued 12,000 shares of Series 2011 8% Noncumulative Convertible Preferred Stock, representing $5.8 million of new capital.

•
We remained well-capitalized by regulatory capital guidelines at December 31, 2011, with our leverage ratio at its highest level in five years and our total risk-based capital ratio at its highest level in eleven years.

OUTLOOK

Summit remains well-capitalized and is adequately reserved.  The Company has adequate liquidity and is positioned to weather the current economic conditions and maintain marginal profitability until conditions improve.  In the short-term, however, Management anticipates the Company will continue to be negatively impacted by loan losses above historical averages, continuing high levels of nonperforming assets, a weak economy, and modest reductions in total assets and revenues.

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

Allowance for loan losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 7 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

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

The fair value, carrying amount and allocated goodwill with regard to each of our reporting units as of September 30, 2011 (date of our most recent goodwill impairment test) were as follows:

Dollars in thousands	Community Banking	Insurance Services
Fair value	$164,235	$6,929
Carrying amount	132,845	6,414
Allocated goodwill	1,488	4,710

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

OREO Valuations: At December 31, 2011, we had OREO totaling $63,938,000, which is carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined generally utilizing current “as is” appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data.  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income in the consolidated statements of income.

Deferred Income Tax Assets:  At December 31, 2011, we had net deferred tax assets of $11.5 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2011. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 17 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2011	2010	2009
Community banking	$4,715	$(838)	$563
Insurance	232	249	248
Parent and other	(1,244)	(1,683)	(1,601)
Consolidated net income	$3,703	$(2,272)	$(790)

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares was $3,703,000 for 2011 compared to a net loss applicable to common shares of $2,272,000 and $790,000 for 2010 and 2009, respectively.  On a per share basis, the income applicable to common shares was $0.49 per diluted share in 2011, compared to a net loss per diluted share of $0.31 and $0.11 per diluted share in 2010 and 2009, respectively.  Return on average equity was 4.55% in 2011 compared to (2.60%) in 2010 and (0.90%) in 2009.  Return on average assets for the year ended December 31, 2011 was 0.28% compared to (0.15%) and (0.05%) in 2010 and 2009, respectively.  Included in 2011’s net income were $4 million of realized securities gains, which partially offset writedowns of OREO properties to fair value of $6.7 million and other-than-temporary non-cash impairment charges of $2.6 million related to certain residential mortgage-backed securities, which we continue to own.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2011, 2010 and 2009 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $41,369,000, $41,222,000, and $44,840,000 for the years ended December 31, 2011, 2010, and 2009, respectively, representing an increase of 0.4% in 2011 and a decrease of 8.1% in 2010.  During 2011, the volumes of both interest earning assets and interest bearing liabilities declined, but these reductions were more than offset by lower yields on both interest earning assets and interest bearing liabilities.  The 2010 decrease was driven by reductions in interest earning assets, reflecting significantly weak demand for new loans and planned reductions in our balance sheet made to enhance our capital ratios.  Total average earning assets decreased 3.97% to $1,342,905,000 at December 31, 2011 from $1,398,452,000 at December 31, 2010.   Total average interest bearing liabilities decreased 4.18% to $1,281,841,000 at December 31, 2011, compared to $1,337,816,000 at December 31, 2010.  As identified in Table II, tax equivalent net interest income increased $147,000 in 2011 and decreased $3,618,000 during 2010.

  Our net interest margin was 3.08% for 2011 compared to 2.95% and 2.96% for 2010 and 2009, respectively.  Our net interest margin increased 13 basis points in 2011 and decreased 1 basis point in 2010.  The continuing low interest rate environment throughout 2011 and 2010 has served to positively impact our net interest margin due to our liability sensitive balance sheet.  During 2011, the cost of interest bearing liabilities decreased 52 basis points, which more than offset the 37 basis point decrease in the yield on interest earning assets while the cost of interest bearing funds decreased 27 basis points in 2010, which virtually offset the 24 basis point reduction in the yield on interest earning assets.  Late in third quarter 2010, and into fourth quarter 2010, we reduced or repriced over $100 million of our higher-rate long-term borrowings which has had a favorable impact on our net interest margin by reducing our cost of funds.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Assuming no significant change in market interest rates, we anticipate a relatively stable net interest margin in the near term as we do not expect interest rates to rise in the near future, we do not expect significant growth in our interest earning assets, nor do we expect our nonperforming asset balances to decline significantly in the near future.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Distribution of Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates
	2011			2010			2009
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$987,315	$58,911	5.97%	$1,082,537	$65,643	6.06%	$1,184,571	$71,405	6.03%
Tax-exempt (2)	5,105	402	7.87%	5,965	476	7.98%	8,045	665	8.27%
Securities
Taxable	252,901	9,106	3.60%	253,529	11,922	4.70%	271,820	15,602	5.74%
Tax-exempt (2)	63,894	4,080	6.39%	40,048	2,670	6.67%	46,740	3,150	6.74%
Federal Funds sold and interest
bearing deposits with other banks	33,690	72	0.21%	16,373	31	0.19%	1,335	13	0.97%
	$1,342,905	$72,571	5.40%	$1,398,452	$80,742	5.77%	$1,512,511	$90,835	6.01%
Noninterest earning assets
Cash and due from banks	4,022			4,267			18,282
Premises and equipment	22,620			23,742			23,646
Other assets	118,408			104,907			60,656
Allowance for loan losses	(18,161)			(19,226)			(18,293)
Total assets	$1,469,794			$1,512,142			$1,596,802

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$152,552	$391	0.26%	$147,513	$583	0.40%	$154,233	$784	0.51%
Savings deposits	207,226	1,899	0.92%	188,233	2,323	1.23%	112,712	1,774	1.57%
Time deposits	601,925	15,983	2.66%	605,663	18,131	2.99%	632,988	22,407	3.54%
Short-term borrowings	4,238	8	0.19%	16,172	80	0.49%	99,497	573	0.58%
Long-term borrowings and
subordinated debentures	315,900	12,921	4.09%	380,235	18,403	4.84%	429,481	20,457	4.76%
	$1,281,841	$31,202	2.43%	$1,337,816	$39,520	2.95%	$1,428,911	$45,995	3.22%
Noninterest bearing liabilities
Demand deposits	85,247			73,971			71,281
Other liabilities	8,474			9,597			8,666
Total liabilities	1,375,562			1,421,384			1,508,858

Shareholders' equity - preferred	4,738			3,519			3,519
Shareholders' equity - common	89,494			87,239			84,425
Total liabilities and
shareholders' equity	$1,469,794			$1,512,142			$1,596,802
Net Interest Earnings		$41,369			$41,222			$44,840
Net Interest Margin			3.08%			2.95%			2.96%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $573,000,
$534,000, and $890,000 for the years ended December 31, 2011, 2010 and 2009 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,525,000, $1,070,000, and $1,298,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2011 Versus 2010			2010 Versus 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(5,696)	$(1,036)	$(6,732)	$(6,185)	$423	$(5,762)
Tax-exempt	(68)	(6)	$(74)	(167)	(22)	$(189)
Securities
Taxable	(30)	(2,786)	$(2,816)	(999)	(2,681)	$(3,680)
Tax-exempt	1,527	(117)	$1,410	(446)	(34)	$(480)
Federal funds sold and interest
bearing deposits with other banks	37	4	41	36	(18)	18
Total interest earned on
interest earning assets	(4,230)	(3,941)	(8,171)	(7,761)	(2,332)	(10,093)

Interest paid on:
Interest bearing demand
deposits	19	(211)	(192)	(33)	(168)	(201)
Savings deposits	217	(641)	(424)	995	(446)	549
Time deposits	(111)	(2,037)	(2,148)	(934)	(3,342)	(4,276)
Short-term borrowings	(39)	(33)	(72)	(422)	(71)	(493)
Long-term borrowings and
subordinated debentures	(2,862)	(2,620)	(5,482)	(2,379)	325	(2,054)
Total interest paid on
interest bearing liabilities	(2,776)	(5,542)	(8,318)	(2,773)	(3,702)	(6,475)

Net interest income	$(1,454)	$1,601	$147	$(4,988)	$1,370	$(3,618)

Noninterest Income

Noninterest income totaled 0.38%, 0.51%, and 0.39%, of average assets in 2011, 2010, and 2009, respectively.  Noninterest income totaled $5,550,000 in 2011 compared to $7,739,000 in 2010, and $6,281,000 in 2009, with insurance commissions, service fees from deposit accounts and realized securities gains being the primary positive components and other-than-temporary impairment of securities and writedowns of OREO properties being the largest negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2011	2010	2009
Insurance commissions	$4,461	$4,744	$5,045
Service fees related to deposit accounts	4,125	4,036	4,094
Mortgage origination revenue	208	186	265
Realized securities gains	4,006	2,051	1,497
Other-than-temporary impairment of securities	(2,646)	(988)	(5,366)
Gain (loss) on sale of assets	295	142	(112)
Bank owned life insurance income	846	517	481
Writedown of foreclosed properties	(6,651)	(3,401)	-
Other	906	452	377
Total	$5,550	$7,739	$6,281

Insurance commissions:  Insurance commissions have trended downward in 2011 and 2010 due to the continued recessionary economic environment.  Employee benefit related products, the largest line generating our insurance commissions, have been negatively impacted by reductions in staff and benefits by our employer clients, thus reducing the commission that we earn, and also tightening of commission structures paid to us by our insurance carriers.

Other-than-temporary impairment of securities:  During 2011 and 2010, we took other-than-temporary non-cash impairment charges of $2.6 million and $1.0 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

Writedown of foreclosed properties:  During 2011 and 2010, we recognized $6.7 million and $3.4 million, respectively, in writedowns of OREO properties to record them at fair value less estimated costs to sell.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

Gains/losses on sales of assets:  These items are primarily a result of sales of foreclosed properties.

Noninterest Expense

Noninterest expense was well controlled in both 2011 and 2010.  These expenses totaled $30,285,000, $31,470,000, and $32,379,000, or 2.1%, 2.1%, and 2.0%, of average assets for each of the years ended December 31, 2011, 2010, and 2009, respectively.  Total noninterest expense decreased $1,186,000 in 2011 compared to 2010 and decreased $908,000 in 2010 compared to 2009.  Table IV below shows the breakdown of these increases.

Salaries and employee benefits:  Salaries and employee benefits decreased 4.5% during 2010 compared to 2009.  These decreases were primarily attributable to decreased performance-based incentive payments throughout the Company and reduction in staff.

Professional fees:  Professional fees, consisting primarily of legal, accounting, and consulting fees, increased 13.8% during 2011 primarily due to increased fees related to complex collection issues relative to our problem assets.  These fees decreased 28.0% during 2010 compared to 2009 as a result of fewer foreclosures during 2010.  These fees were elevated in 2009 due to more foreclosures during 2009.

FDIC premiums:  The decrease in FDIC premiums during 2011 is a result of the change in the assessment base used in calculating FDIC premiums that became effective during second quarter 2011. The decrease in 2010 was primarily attributable to the one-time special assessment during second quarter 2009.

Foreclosed properties expense:  These expenses increased significantly during 2010 due to the increase in properties that we foreclosed upon during the period and the related expenses of owning those properties, including real property taxes, which accounted for 40% and 46% of total foreclosed properties expenses in 2011 and 2010, respectively.

Other:  During 2011, other expenses declined primarily as a result of a refund of Virginia business franchise taxes.  This refund is a result of OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2011	$	%	2010	$	%	2009
Salaries, commissions, and employee benefits	$15,833	$183	1.2%	$15,650	$(739)	-4.5%	$16,389
Net occupancy expense	1,935	(75)	-3.7%	2,010	(22)	-1.1%	2,032
Equipment expense	2,342	(115)	-4.7%	2,457	306	14.2%	2,151
Supplies	324	(157)	-32.6%	481	(486)	-50.3%	967
Professional fees	1,155	140	13.8%	1,015	(394)	-28.0%	1,409
Advertising	157	9	6.1%	148	(50)	-25.3%	198
Amortization of intangibles	351	-	0.0%	351	-	0.0%	351
FDIC premiums	2,423	(447)	-15.6%	2,870	(353)	-11.0%	3,223
Foreclosed properties expense	1,677	100	6.3%	1,577	1,099	229.9%	478
Other	4,088	(824)	-16.8%	4,912	(269)	-5.2%	5,181
Total	$30,285	$(1,186)	-3.8%	$31,471	$(908)	-2.8%	$32,379

Income Tax Expense/Benefit

Income tax expense for the year ended December 31, 2011 totaled $1,035,000.  Income tax benefit for the years ended December 31, 2010, and 2009 totaled ($2,955,000), and ($2,165,000), respectively.   Refer to Note 12 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets decreased during 2011 to $1,469,794,000, a decrease of 2.8% below 2010's average of $1,512,142,000, and our year end December 31, 2011 assets were $27,449,000 less than December 31, 2010.  Average assets decreased 5.3% in 2010, from $1,596,802,000 in 2009.  Significant changes in the components of our balance sheet in 2011 and 2010 are discussed below.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$99,101	10.1%	$97,261	9.6%	$122,508	10.6%	$130,106	10.7%	$92,599	8.7%
Commercial real estate	429,531	43.5%	423,011	41.7%	465,037	40.2%	452,264	37.3%	384,478	36.1%
Construction and
development	96,013	9.8%	112,840	11.1%	162,080	14.1%	215,465	17.9%	225,270	21.3%
Residential mortgage	334,688	34.0%	352,328	34.7%	372,867	32.2%	376,026	31.0%	322,640	30.3%
Consumer	22,377	2.3%	23,886	2.4%	28,203	2.4%	31,519	2.6%	31,956	3.0%
Other	2,765	0.3%	4,840	0.5%	5,652	0.5%	6,061	0.5%	6,641	0.6%

Total loans	$984,475	100.0%	$1,014,166	100.0%	$1,156,347	100.0%	$1,211,441	100.0%	$1,063,584	100.0%
Total net loans averaged $992,420,000 in 2011 compared to $1,088,502,000 in 2010, which represented nearly 68% and 72% of total average assets for each year, respectively.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2011.

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

Securities

Securities comprised approximately 19.7% of total assets at December 31, 2011 compared to 18.4% at December 31, 2010.  Average securities approximated $316,795,000 for 2011 or 7.9% more than 2010's average of $293,577,000. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2011, 2010 and 2009, we took other-than-temporary non-cash impairment charges of $2.6 million, $1.0 million and $5.4 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

At December 31, 2011, we had $1.6 million in unrealized losses related to residential mortgage backed securities issued by nongovernment sponsored entities. We monitor the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, we hold primarily senior tranches of each issue which provides protection against defaults. We attribute the unrealized loss on these mortgage backed securities largely due to their current absence of liquidity.  We have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with acceptable credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

At December 31, 2011, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2011, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$743	4.6%	$-	0.0%	$4,705	3.4%	$2,814	4.0%
Residential mortgage backed securities:
Government sponsored agencies	64,696	2.8%	76,454	3.3%	7,002	3.7%	4,663	3.9%
Nongovernment sponsored entities	8,030	5.5%	17,995	6.0%	3,995	6.9%	5,226	7.3%
Tax-exempt mortgage backed securities	-	0.0%	-	0.0%	-		3,109	3.8%
State and political
subdivisions	1,691	6.6%	3,151	6.9%	1,845	7.2%	73,243	5.7%
Corporate debt securities	-	-	-	-	999	6.0%	-	-
Other	-	-	-	-	-	-	77	-

Total	$75,160	3.2%	$97,600	3.9%	$18,546	4.8%	$89,132	5.6%

Deposits

Total deposits at December 31, 2011 decreased $20,439,000 or 2.0% compared to December 31, 2010.  We have strengthened our focus on growing retail deposits, which is reflected by their continued growth over the past five years, increasing 5.0% in 2011 and 4.0% in 2010.  Brokered deposits, which represent certificates of deposit acquired through a third party, decreased 26.5% to $169,215,000 at December 31, 2011.  These deposits totaled $230,287,000 at December 31, 2010, a decrease of 4.8% from 2009.  During 2011, 2010, and 2009, our focus on increasing retail deposits enabled us to lower our brokered deposits.

Table VII - Deposits
Dollars in thousands	2011	2010	2009	2008	2007
Noninterest bearing demand	$88,655	$74,604	$74,119	$69,808	$65,727
Interest bearing demand	158,483	150,291	148,587	156,990	222,825
Savings	208,809	177,053	188,419	61,689	40,845
Certificates of deposit	353,275	367,040	328,858	347,444	291,294
Individual Retirement Accounts	38,063	37,664	35,541	33,330	31,605
Total retail deposits	847,285	806,652	775,524	669,261	652,296
Brokered deposits	169,215	230,287	241,814	296,589	176,391
Total deposits	$1,016,500	$1,036,939	$1,017,338	$965,850	$828,687

See Table I for average deposit balance and rate information by deposit type for 2011, 2010 and 2009 and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2011.

Borrowings

Lines of Credit:  We have remaining available lines of credit from the Federal Home Loan Bank totaling $137,084,000 at December 31, 2011.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $90.1 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2011, which is primarily secured by consumer loans, construction loans, farmland loans, and commercial and industrial loans.

Short-term Borrowings:  Total short-term borrowings increased $14,374,000 from $1,582,000 at December 31, 2010 to $15,956,000 at December 31, 2011.  This increase was used principally to replace maturing brokered certificates of deposit.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Total long-term borrowings of $270,254,000 at December 31, 2011 and $304,109,000 at December 31, 2010 consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank totaled $160,325,000 at December 31, 2011, compared to $182,375,000 outstanding at December 31, 2010.  We have a term loan with an unrelated financial institution that is secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, and matures in 2017.  The outstanding balance of this term loan was $9,929,000 at December 31, 2011 and $11,734,000 at December 31, 2010.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  Long term borrowings were principally used to fund our loan growth.  These structured reverse repurchase agreements totaled $100,000,000 at December 31, 2011.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt totaling $16.8 million at December 31, 2011 and 2010.  Subordinated debt qualifies as Tier 2 regulatory capital until the debt is within 5 years of maturity, at which time, the qualifying amount is decreased by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, $10 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, has a term of 7.5 years.

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

Table VIII presents a summary of non-performing assets at December 31, as follows:

Table VIII - Nonperforming Assets

Dollars in thousands	2011	2010	2009	2008	2007
Accruing loans past due 90 days or more:
Commercial	$-	$-	$23	$-	$702
Commercial real estate	-	-	-	-	2,821
Commercial construction & development	-	-	-	1,015	-
Residential construction & development	344	-	-	-	1,919
Residential real estate	-	1,442	156	2	1,765
Consumer	-	-	20	22	209
Other	-	-	2	-	-
Total 90+ days past due	344	1,442	201	1,039	7,416
Nonaccrual loans:
Commercial	3,260	1,318	408	198	14
Commercial real estate	7,163	2,686	35,217	24,323	1,524
Commercial construction & development	1,052	-	11,553	-	-
Residential construction & development	22,289	10,049	14,775	17,368	98
Residential real estate	18,187	6,075	4,407	4,983	1,247
Consumer	145	141	381	58	34
Total nonaccrual loans	52,096	20,269	66,741	46,930	2,917
Foreclosed properties:
Commercial	-	597	-	-	-
Commercial real estate	15,721	14,745	4,788	875	430
Commercial construction & development	17,101	17,021	2,028	180	525
Residential construction & development	27,877	34,377	30,230	6,575	391
Residential real estate	3,239	3,495	3,247	480	712
Consumer	-	-	-	-	-
Total foreclosed properties	63,938	70,235	40,293	8,110	2,058
Repossessed assets	263	289	269	3	-
Total nonperforming assets	$116,641	$92,235	$107,504	$56,082	$12,391

Total nonperforming loans as a
percentage of total loans	5.33%	2.14%	5.79%	3.97%	0.97%

Total nonperforming assets as a
percentage of total assets	8.04%	6.24%	6.78%	3.45%	0.86%

The following table details our most significant nonperforming loan relationships at December 31, 2011.

Table IX - Significant Nonperforming Loan Relationships
December 31, 2011
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Rockingham Co., VA	Residential subdivision	Nov. 2007 & Dec. 2009	Mar. 2009 & Apr. 2011	$1,994	Collateral value	$2,223	(1)	$-	$904
Hardy Co., WV	Residential subdivision & residential building lots	Apr. 2008	Dec. 2011	$1,302	Collateral value	$1,827	(1)	$389	$-
Rockingham Co., VA	Residential subdivision	Jun. 2009	Nov. 2011	$1,600	Collateral value	$1,668	(1)	$99	$714
Shenandoah Co. , VA	Residential subdivision	Sept. 2005	Dec. 2011	$1,931	Collateral value	$1,451	(1)	$625	$-
Rockingham Co., VA	Convenience store	Apr. 2004	Mar. 2011	$1,011	Collateral value	$2,200	(1)	$-	$-
Shenandoah Co., & Frederick Co., VA	Residential building lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$2,137	Collateral value	$2,020	(1)	$381	$-
Faquier Co., VA	Single family residence & business investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,621	Collateral value	$16,714	(1)	$-	$-
Frederick Co., VA	Single family residence	Sept. 2010	Jun. 2011	$1,345	Collateral value	$1,350	(1)	$130	$100
Frederick Co., VA	Mini Storage facility	Mar. 2010	Jun. 2011	$1,752	Collateral value	$1,791	(1)	$140	$-
Jefferson Co., WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,378	Collateral value	$9,666	(1)	$771	$-
Rockingham Co., VA	Residential subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$2,166	Collateral value	$1,792	(1)	$534	$-
Kanawha Co., WV	UCC business assets & residential subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,246	Collateral value	$1,653	(2)	$31	$-

(1) - Values are based upon recent external appraisal.
(2) - Value is based upon current appraisal on the real estate and most recent estimate on business assets.

At December 31, 2011, we had approximately $4.1 million of performing loans which we have identified as potential problem loans.  Known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the current loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, or require increased allowance coverage and provision for loan losses.

Refer to Note 5, Loans, for information regarding our past due loans.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2011, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans.

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

Fluctuations in Components of the Allowance

Over the past year the components of the allowance have remained consistent. The specific reserve for loans individually evaluated for impairment was $4,746,000 at December 31, 2011 compared to $4,875,000 at December 31, 2010.

The FAS 5 (ASC Topic 450 – Contingencies) or pool reserve totaled $12,966,000 as of December 31, 2011 compared to $12,349,000 as of December 31, 2010.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of December 31, 2011, approximately 61% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At December 31, 2011 and 2010, our allowance for loan losses totaled $17,712,000, or 1.80% of total loans and $17,224,000, or 1.70% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  Table XI presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XI - Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$770	10.1%	$323	9.6%	$401	10.6%	$546	10.7%	$543	8.7%
Commercial real estate	4,618	43.6%	4,049	41.7%	3,938	40.2%	4,705	37.4%	3,254	36.1%
Construction and development	7,381	9.8%	8,182	11.1%	8,747	14.0%	7,536	17.8%	2,668	21.2%
Residential real estate	4,749	34.0%	4,376	34.7%	3,626	32.3%	3,458	31.0%	1,991	30.4%
Consumer	161	2.3%	263	2.4%	249	2.4%	427	2.6%	451	3.0%
Other	33	0.2%	31	0.5%	39	0.5%	261	0.5%	285	0.6%
Unallocated	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
	$17,712	100.0%	$17,224	100.0%	$17,000	100.0%	$16,933	100.0%	$9,192	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XII - Allowance for Loan Losses

Dollars in thousands	2011	2010	2009	2008	2007
Balance, beginning of year	$17,224	$17,000	$16,933	$9,192	$7,511
Losses:
Commercial	506	601	479	198	50
Commercial real estate	586	9,239	469	1,131	154
Construction and development	3,568	7,937	16,946	4,529	80
Residential real estate	5,035	3,836	3,921	1,608	618
Consumer	162	279	214	375	216
Other	86	233	231	203	160
Total	9,943	22,125	22,260	8,044	1,278
Recoveries:
Commercial	35	38	129	4	2
Commercial real estate	92	273	23	17	13
Construction and development	43	331	1,615	-	20
Residential real estate	98	164	29	64	15
Consumer	112	87	90	72	58
Other	51	106	116	128	104
Total	431	999	2,002	285	212
Net losses	9,512	21,126	20,258	7,759	1,066
Provision for loan losses	10,000	21,350	20,325	15,500	2,055
Reclassification of reserves related to loans
previously reflected in discontinued operations	-	-	-	-	692
Balance, end of year	$17,712	$17,224	$17,000	$16,933	$9,192

At December 31, 2011 and 2010, we had approximately $63,938,000 and $69,638,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

 LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank, which totaled approximately $196,111,000 or 13.5% of total consolidated assets at December 31, 2011.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  Core deposits increased $40.6 million in 2011, while loans decreased approximately $29 million.  This allowed us to pay down long term FHLB borrowings, and to reduce our brokered certificates of deposit by not renewing them at maturity.  As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $312 million.  As of December 31, 2011 and 2010, these advances totaled approximately $160 million and $182 million, respectively.  At December 31, 2011, we had additional borrowing capacity of $137 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at December 31, 2011 was approximately $90 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $286 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
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

Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:

•	Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.
•	Would still have available current liquid funding sources totaling $141 million aside from its FHLB line and,
•
In addition, would have available currently almost $74 million unpledged government agency securities (debentures and mortgage backed securities) that are available for use in repurchase arrangements with institutional broker and would result in a funding source of at least $60 million to meet unforeseen liquidity needs.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $286 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2011, we spent approximately $0.4 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.5 million in 2012, primarily for equipment upgrades.

Management anticipates that the Company’s near term level of assets will remain stable or even decline slightly in comparison with that of recent prior years due to the present recessionary economic environment.

Capital Compliance:  Our capital position has significantly improved.  This is primarily attributable to an increase in retained earnings due to our return to profitability in 2011, a decline in total assets, and various capital raises over the past three years.  Stated as a percentage of total assets, our equity ratio was 7.1% and 6.1% at December 31, 2011 and 2010, respectively.  At December 31, 2011, we had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $47.3 million, $31.5 million, and $37.5 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $66.4 million, $37.8 million, and $56.6 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 16 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

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

On September 30, 2009, we issued $3.7 million of 8% non-cumulative convertible preferred stock and during fourth quarter 2011, we issued an additional $5.8 million of 8% non-cumulative convertible preferred stock.

Issuance of Trust Preferred Securities:  Under Federal Reserve Board guidelines, we had the ability to issue an additional $11.7 million of trust preferred securities as of December 31, 2011 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  There were no cash dividends paid on common shares in 2011 or 2010. Future cash dividends will depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.  As discussed below under Regulatory Matters, we are presently restricted from paying cash dividends on our common stock.

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

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2011.

Table XIII - Contractual Cash Obligations

Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2012	$67,437	$243
2013	41,898	235
2014	83,429	175
2015	11,909	21
2016	1,911	-
Thereafter	100,059	-
Total	$306,643	$674

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2011 are presented in the following table.  Refer to Note 14 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XIV - Off-Balance Sheet Arrangements

Dollars in thousands
Commitments to extend credit
Revolving home equity and
credit card lines	$45,660
Construction loans	11,893
Other loans	33,139
Standby letters of credit	1,489
Total	$92,181

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2011, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2011.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
basis points	0 - 12 Months	13 - 24 Months
Down 100 (1)	1.42%	7.17%
Up 100 (1)	-2.14%	0.10%
Up 200 (1)	-4.29%	-2.81%
Up 400 (2)	-4.29%	-4.03%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett & Foster, P.L.L.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

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
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Summit Financial Group, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Summit Financial Group, Inc. and our report, dated March 1, 2012, expressed an unqualified opinion.

Charleston, West Virginia
March 1, 2012

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2012, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s internal control over financial reporting.

Charleston, West Virginia
March 1, 2012

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2011	2010

ASSETS
Cash and due from banks	$4,398	$4,652
Interest bearing deposits with other banks	28,294	45,696
Securities available for sale	286,599	271,730
Other investments	19,146	22,941
Loan held for sale, net	-	343
Loans, net	965,516	995,319
Property held for sale	63,938	69,638
Premises and equipment, net	22,084	23,092
Accrued interest receivable	5,784	5,879
Intangible assets	8,651	9,002
Cash surrender value of life insurance policies	29,284	13,458
Other assets	16,427	15,820
Total assets	$1,450,121	$1,477,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$88,655	$74,604
Interest bearing	927,845	962,335
Total deposits	1,016,500	1,036,939
Short-term borrowings	15,956	1,582
Long-term borrowings	270,254	304,109
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	8,456	8,730
Total liabilities	1,347,555	1,387,749
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value; authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; 2011 - 12,000 shares issued	5,807	-
Common stock and related surplus, $2.50 par value; authorized 20,000,000
shares; issued 7,425,472 shares	24,518	24,508
Retained earnings	64,904	61,201
Accumulated other comprehensive income	3,818	593
Total shareholders' equity	102,566	89,821

Total liabilities and shareholders' equity	$1,450,121	$1,477,570

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2011	2010	2009
Interest income
Interest and fees on loans
Taxable	$58,910	$65,643	$71,405
Tax-exempt	265	314	439
Interest and dividends on securities
Taxable	9,105	11,922	15,601
Tax-exempt	2,694	1,762	2,079
Interest on interest bearing deposits with other banks	72	31	12
Total interest income	71,046	79,672	89,536
Interest expense
Interest on deposits	18,273	21,036	24,951
Interest on short-term borrowings	7	80	573
Interest on long-term borrowings and subordinated debentures	12,922	18,404	20,470
Total interest expense	31,202	39,520	45,994
Net interest income	39,844	40,152	43,542
Provision for loan losses	10,000	21,350	20,325
Net interest income after provision for loan losses	29,844	18,802	23,217
Noninterest income
Insurance commissions	4,461	4,744	5,045
Service fees related to deposit accounts	4,125	4,036	3,996
Realized securities gains	4,006	2,051	1,497
Gain (loss) on sale of assets	295	142	(112)
Write-down of foreclosed properties	(6,651)	(3,401)	-
Bank owned life insurance income	846	517	481
Other	1,114	638	740
Total other-than-temporary impairment loss on securities	(6,279)	(1,816)	(5,892)
Portion of loss recognized in other comprehensive income	3,633	828	526
Net impairment loss recognized in earnings	(2,646)	(988)	(5,366)
Total noninterest income	5,550	7,739	6,281
Noninterest expenses
Salaries, commissions, and employee benefits	15,833	15,650	16,389
Net occupancy expense	1,935	2,010	2,032
Equipment expense	2,342	2,457	2,151
Professional fees	1,155	1,015	1,409
Amortization of intangibles	351	351	351
FDIC premiums	2,423	2,870	3,223
Foreclosed properties expense	1,677	1,577	478
Other	4,569	5,541	6,346
Total noninterest expenses	30,285	31,471	32,379
Income (loss) before income tax expense	5,109	(4,930)	(2,881)
Income tax expense (benefit)	1,035	(2,955)	(2,165)
Net income (loss)	4,074	(1,975)	(716)
Dividends on preferred shares	371	297	74
Net income (loss) applicable to common shares	$3,703	$(2,272)	$(790)

Basic earnings per common share	$0.50	$(0.31)	$(0.11)

Diluted earnings per common share	$0.49	$(0.31)	$(0.11)

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2011, 2010 and 2009

	Series 2009	Series 2011
	Preferred	Preferred	Common		Accumulated
	Stock and	Stock and	Stock and		Other	Total
	Related	Related	Related	Retained	Comprehensive	Shareholders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	$-	$-	$24,453	$64,709	$(1,918)	$87,244
Comprehensive income:
Net loss	-	-	-	(716)	-	(716)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities of $526, net of
deferred tax benefit of $195	-	-	-	-	(326)	(326)
Net unrealized loss on securities of $2,263, net of deferred tax benefit of $860 and reclassification adjustment for gains
included in net income of $1,497	-	-	-	-	1,403	1,403
Total comprehensive income						361
Exercise of stock options	-	-	55	-	-	55
Issuance of 3,710 shares of Series 2009 Preferred Stock	3,519	-	-	-	-	3,519
Series 2009 Preferred Stock cash dividends declared ($20.00 per share)	-	-	-	(74)	-	(74)
Common stock cash dividends declared ($0.06 per share)	-	-	-	(445)	-	(445)
Balance, December 31, 2009	3,519	-	24,508	63,474	(841)	90,660
Comprehensive income:
Net loss	-	-	-	(1,975)	-	(1,975)
Other comprehensive income:
Non-credit related other-than-temporary
impairment on debt securities of $828, net of
deferred tax benefit of $315	-	-	-	-	(513)	(513)
Net unrealized loss on securities of $3,140, net of deferred						-
tax benefit of $1,193 and reclassification adjustment for gains
included in net income of $2,051	-	-	-	-	1,947	1,947
Total comprehensive income						(541)
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Balance, December 31, 2010	3,519	-	24,508	61,201	593	89,821
Comprehensive income:
Net income	-	-	-	4,074	-	4,074
Other comprehensive income:
Non-credit related other-than-temporary
impairment on available for sale debt securities
of $3,633, net of deferred taxes of $1,381	-	-	-	-	(2,252)	(2,252)
Net unrealized gain on available for sale debt					-
securities of $8,834 net of deferred taxes of
$3,357 and reclassification adjustment for net
realized gains included in net income of $4,006	-	-	-	-	5,477	5,477
Total comprehensive income						7,299
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	10	-		10
Issuance of 12,000 shares Series 2011 Preferred Stock	-	5,807	-	-	-	5,807
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Series 2011 Preferred Stock cash dividends declared ($10.00 per share)	-	-	-	(74)	-	(74)
Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,074	$(1,975)	$(716)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,393	1,566	1,600
Provision for loan losses	10,000	21,350	20,325
Stock compensation expense	10	-	-
Deferred income tax expense (benefit)	(3,383)	(4,424)	1,272
Loans originated for sale	(9,427)	(9,778)	(16,498)
Proceeds from loans sold	9,770	9,437	17,508
(Gains) on loans sold	-	-	(34)
Securities (gains)	(4,006)	(2,051)	(1,497)
Other-than-temporary impairment of securities	2,646	988	5,366
(Gain) loss on disposal of other repossessed assets & property held for sale	(295)	(142)	112
Write-down of foreclosed properties	6,651	3,401	-
Amortization of securities premiums (accretion of discounts), net	2,155	(620)	(2,561)
Amortization of goodwill and purchase accounting adjustments, net	363	363	363
Decrease in accrued interest receivable	94	444	894
(Increase) in cash surrender value of bank owned life insurance	(825)	(541)	(547)
(Increase) decrease in other assets	(1,552)	2,458	(5,620)
Increase (decrease) in other liabilities	564	623	348
Net cash provided by operating activities	18,232	21,099	20,315
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	8,049	60,972	21,365
Proceeds from sales of securities available for sale	131,950	50,893	45,543
Principal payments received on securities available for sale	57,670	57,444	73,631
Purchases of securities available for sale	(214,130)	(165,390)	(84,166)
Purchases of other investments	(2,000)	(2,998)	(3,982)
Redemption of Federal Home Bank Loan Stock	3,796	1,065	-
Proceeds from maturities and calls of other investments	7,999	3,000	3,000
Net decrease in federal funds sold	-	-	2
Net principal payments received on loans	7,238	71,571	(777)
Purchases of premises and equipment	(384)	(426)	(3,409)
Proceeds from sale of other repossessed assets & property held for sale	13,334	18,295	3,411
Proceeds from (purchase of) interest bearing deposits with other banks	17,402	(11,449)	(34,139)
Purchases of life insurance contracts	(15,000)	-	(2,100)
Net cash provided by (used in) investing activities	15,924	82,977	18,379
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposit, NOW and savings accounts	53,999	(9,176)	122,638
Net increase (decrease) in time deposits	(74,438)	28,777	(71,151)
Net (decrease) in short-term borrowings	14,373	(48,157)	(103,360)
Proceeds from long-term borrowings	843	-	82,656
Repayment of long-term borrowings	(34,697)	(77,384)	(83,911)
Proceeds from issuance of subordinated debentures	-	-	6,762
Net proceeds from issuance of preferred stock	5,807	-	3,519
Exercise of stock options	-	-	43
Dividends paid	-	-	(445)
Dividends paid on preferred stock	(297)	(297)	-
Reinvested dividends	-	-	12
Net cash provided by (used in) financing activities	(34,410)	(106,237)	(43,237)
Increase (decrease) in cash and due from banks	(254)	(2,161)	(4,543)
Cash and due from banks:
Beginning	4,652	6,813	11,356
Ending	$4,398	$4,652	$6,813

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows-continued

	For the Year Ended December 31,
Dollars in thousands	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$31,775	$40,537	$46,645
Income taxes	$3,250	$275	$1,395

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$12,564	$49,095	$35,273

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2010 and 2009, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 53
Securities	Note 4	Page 57
Loans	Note 5	Page 62
Allowance for Loan Losses	Note 6	Page 69
Property Held for Sale	Note 7	Page 71
Premises and Equipment	Note 8	Page 71
Intangible Assets	Note 9	Page 72
Securities Sold Under Agreements to Repurchase	Note 11	Page 73
Income Taxes	Note 12	Page 75
Stock Based Compensation	Note 13	Page 77
Earnings Per Share	Note 18	Page 83

NOTE 2.	SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 3 – Fair Value Measurements.

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

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for our financial statements that include periods beginning on or after January 1, 2011.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This amendment became effective for us beginning with the 2011 year and had no material impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date was for interim and annual reporting periods which ended after June 15, 2011.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment was effective for us July 1, 2011.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

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

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, amends Topic 350, Intangibles – Goodwill and Other, to permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral on an “as is” basis to determine if a related specific allowance for loan losses or charge-off is necessary.  Current “as is” appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of December 31, 2011, the total fair value of our collateral dependent impaired loans which had a related specific allowance or charge-off was $8,041,000 less than the related appraised values of the underlying collateral for such loans.

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

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2011 and 2010 is provided in the tables below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,747	$-	$8,747	$-
Mortgage backed securities:
Government sponsored agencies	155,505	-	155,505	-
Nongovernment sponsored agencies	34,428	-	34,428	-
State and political subdivisions	4,571	-	4,571	-
Corporate debt securities	817	-	817	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,326	-	79,326	-
Tax-exempt mortgage backed securities	3,128	-	3,128	-
Total available for sale securities	$286,599	$-	$286,599	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$30,665	$-	$30,665	$-
Mortgage backed securities:
Government sponsored agencies	123,037	-	123,037	-
Nongovernment sponsored agencies	59,267	-	59,267	-
State and political subdivisions	22,388	-	22,388	-
Corporate debt securities	949	-	949	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	35,347	-	35,347	-
Total available for sale securities	$271,730	$-	$271,730	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the tables below.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3

Residential mortgage loans held for sale	$-	$-	$-	$-

Impaired loans
Commercial	$2,722	$-	$-	$2,722
Commercial real estate	21,148	-	13,777	7,371
Construction and development	27,667	-	25,297	2,370
Residential real estate	22,768	-	18,253	4,515
Consumer	6	-	-	6
Total impaired loans	$74,311	$-	$57,327	$16,984

OREO	$63,938	$-	$63,263	$675

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2010	Level 1	Level 2	Level 3

Residential mortgage loans held for sale	$343	$-	$343	$-

Impaired loans
Commercial	$630	$-	$-	$630
Commercial real estate	16,408	-	13,569	2,839
Construction and development	13,940	-	11,251	2,689
Residential real estate	21,028	-	14,836	6,192
Total impaired loans	$52,006	$-	$39,656	$12,350

OREO	$70,235	$-	$69,855	$380

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $79,056,000, with a valuation allowance of $4,745,000, resulting in no additional provision for loan losses for the year ended December 31, 2011.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$4,398	$4,398	$4,652	$4,652
Interest bearing deposits,
other banks	28,294	28,294	45,696	45,696
Securities available for sale	286,599	286,599	271,730	271,730
Other investments	19,146	19,146	22,941	22,941
Loans held for sale, net	-	-	343	343
Loans, net	965,516	977,782	995,319	1,002,889
Accrued interest receivable	5,784	5,784	5,879	5,879
	$1,309,737	$1,322,003	$1,346,560	$1,354,130
Financial liabilities:
Deposits	$1,016,500	$1,054,093	$1,036,939	$1,102,131
Short-term borrowings	15,956	15,956	1,582	1,582
Long-term borrowings	270,254	291,099	304,109	323,803
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,558	2,558	3,130	3,130
	$1,341,657	$1,400,095	$1,382,149	$1,467,035

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

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2011 and 2010, are summarized as follows:

	2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$8,262	$495	$10	$8,747
Residential mortgage-backed securities:
Government-sponsored agencies	152,815	3,460	770	155,505
Nongovernment-sponsored entities	35,246	742	1,560	34,428
State and political subdivisions	4,559	16	4	4,571
Corporate debt securities	999	-	182	817
Total taxable debt securities	201,881	4,713	2,526	204,068
Tax-exempt debt securities
State and political subdivisions	75,371	3,986	31	79,326
Residential mortgage-backed securities	3,109	19	-	3,128
Total tax-exempt debt securities	78,480	4,005	31	82,454
Equity securities	77	-	-	77
Total available for sale securities	$280,438	$8,718	$2,557	$286,599

	2010
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$30,645	$319	$299	$30,665
Residential mortgage-backed securities:
Government-sponsored agencies	119,608	3,642	213	123,037
Nongovernment-sponsored entities	60,257	2,528	3,518	59,267
State and political subdivisions	23,342	6	960	22,388
Corporate debt securities	999	-	50	949
Total taxable debt securities	234,851	6,495	5,040	236,306
Tax-exempt debt securities
State and political subdivisions	35,843	211	707	35,347
Total tax-exempt debt securities	35,843	211	707	35,347
Equity securities	77	-	-	77
Total available for sale securities	$270,771	$6,706	$5,747	$271,730

The proceeds from sales, calls and maturities of securities, including principal payments received on available for sale mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2011	$131,950	$8,049	$57,670	$4,450	$444
2010	$50,893	$60,972	$57,444	$2,061	$10
2009	$45,543	$21,365	$73,631	$1,511	$14

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 50 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 26 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2011, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$75,161	$76,262
Due from one to five years	97,599	99,081
Due from five to ten years	18,546	18,650
Due after ten years	89,055	92,529
Equity securities	77	77
Total	$280,438	$286,599

At December 31, 2011 and 2010, securities with estimated fair values of $153,476,000 and $175,852,000 respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2011 and 2010 we recorded other-than-temporary impairment losses on securities as follows:

	2011			2010
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total

Total other-than-temporary impairment losses	$(6,279)	$-	$(6,279)	$(1,816)	$-	$(1,816)
Portion of loss recognized in
other comprehensive income	3,633	-	3,633	828	-	828
Net impairment losses recognized in earnings	$(2,646)	$-	$(2,646)	$(988)	$-	$(988)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for year ended December 31, 2011 is as follows:

Dollars in thousands	Total
Balance, January 1, 2011	$(3,910)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(2,646)
Securities sold during the period	201
Balance, December 31, 2011	$(6,355)

At December 31, 2011, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using discounted cash flow models.  The vendors estimate cash flows of the underlying loan collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, collateral type and borrower characteristic.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at December 31, 2011:

	Weighted	Range
	Average	Minimum	Maximum
Constant prepayment rates	9.3%	1.2%	14.4%
Constant default rates	5.5%	3.1%	10.4%
Loss severities	46.9%	40.0%	57.0%

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

We held 67 available for sale securities having an unrealized loss at December 31, 2011.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2011 and 2010.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, we believe that the decline in value is attributable to changes in market interest rates and not credit quality of the issuer and no additional impairment is warranted at this time.

	2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,074	$(10)	$120	$-	$1,194	$(10)
Residential mortgage-backed securities:
Government-sponsored agencies	55,678	(770)	-	-	55,678	(770)
Nongovernment-sponsored entities	5,558	(158)	4,245	(239)	9,803	(397)
State and political subdivisions	-	-	-	-	-	-
Corporate debt securities	-	-	817	(182)	817	(182)
Tax-exempt debt securities
State and political subdivisions	1,418	(29)	1,132	(6)	2,550	(35)
Total temporarily impaired securities	63,728	(967)	6,314	(427)	70,042	(1,394)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	466	(261)	5,638	(902)	6,104	(1,163)
Total other-than-temporarily
impaired securities	466	(261)	5,638	(902)	6,104	(1,163)
Total	$64,194	$(1,228)	$11,952	$(1,329)	$76,146	$(2,557)

	2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$9,658	$(284)	$1,272	$(15)	$10,930	$(299)
Residential mortgage-backed securities:
Government-sponsored agencies	24,869	(213)	-	-	24,869	(213)
Nongovernment-sponsored entities	7,506	(459)	12,695	(2,716)	20,201	(3,175)
State and political subdivisions	18,215	(955)	385	(5)	18,600	(960)
Corporate debt securities	949	(50)	-	-	949	(50)
Tax-exempt debt securities
State and political subdivisions	17,523	(555)	1,169	(152)	18,692	(707)
Total temporarily impaired securities	78,720	(2,516)	15,521	(2,888)	94,241	(5,404)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	71	(43)	4,624	(300)	4,695	(343)
Total other-than-temporarily
impaired securities	71	(43)	4,624	(300)	4,695	(343)
Total	$78,791	$(2,559)	$20,145	$(3,188)	$98,936	$(5,747)

The largest component of the unrealized loss at December 31, 2011 was $1.6 million related to residential mortgage-backed securities issued by nongovernment-sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities largely due to their current absence of liquidity.  We expect to receive all contractual principal and interest payments due on our debt securities and have the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of residential properties could extend distress to this borrower population. This could continue to increase default rates and put additional pressure on property values. Should these conditions persist, the value of these securities could decline further and trigger the recognition of additional other-than-temporary impairment charges.

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

Loans are summarized as follows:

Dollars in thousands	2011	2010
Commercial	$99,024	$97,059
Commercial real estate
Owner-occupied	158,754	187,098
Non-owner occupied	270,226	235,337
Construction and development
Land and land development	93,035	99,085
Construction	2,936	13,691
Residential real estate
Non-jumbo	221,733	239,288
Jumbo	61,535	61,340
Home equity	50,898	50,987
Consumer	22,325	25,253
Other	2,762	3,405
Total loans, net of unearned fees	983,228	1,012,543
Less allowance for loan losses	17,712	17,224
Loans, net	$965,516	$995,319

The following presents loan maturities at December 31, 2011:

	Within	After 1 but	After
Dollars in thousands	1Year	within 5 Years	5 Years
Commercial	$32,198	$40,926	$25,900
Commercial real estate	43,789	80,622	304,569
Construction and development	61,142	6,355	28,474
Residential real estate	25,691	18,929	289,546
Consumer	3,740	15,209	3,376
Other	312	1,596	854
	$166,872	$163,637	$652,719

Loans due after one year with:
Variable rates		$192,946
Fixed rates		623,410
		$816,356

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2011 and 2010.

	At December 31, 2011
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$904	$324	$2,544	$3,772	$95,252	$-
Commercial real estate
Owner-occupied	4,241	197	664	5,102	153,652	-
Non-owner occupied	1,566	1,752	1,705	5,023	265,203	-
Construction and development
Land and land development	1,539	116	16,392	18,047	74,988	344
Construction	106	-	979	1,085	1,851	-
Residential mortgage
Non-jumbo	4,730	1,624	2,336	8,690	213,043	-
Jumbo	699	-	13,965	14,664	46,871	-
Home equity	-	223	91	314	50,584	-
Consumer	381	144	85	610	21,715	-
Other	-	-	-	-	2,762	-
Total	$14,166	$4,380	$38,761	$57,307	$925,921	$344

	At December 31, 2010
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$388	$307	$1,286	$1,981	$95,078	$-
Commercial real estate
Owner-occupied	364	-	1,348	1,712	185,386	-
Non-owner occupied	3,697	590	310	4,597	230,740	-
Construction and development
Land and land development	3,023	131	9,732	12,886	86,199	-
Construction	-	2	317	319	13,372	-
Residential mortgage
Non-jumbo	3,557	2,412	3,953	9,922	229,368	-
Jumbo	2,997	10,383	2,549	15,929	45,411	1,442
Home equity	501	270	51	822	50,165	-
Consumer	420	147	107	674	23,471	-
Other	9	10	-	19	4,492	-
Total	$14,956	$14,252	$19,653	$48,861	$963,682	$1,442

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2011 and 2010.

Dollars in thousands	2011	2010
Commercial	$3,260	$1,318
Commercial real estate
Owner-occupied	2,815	2,372
Non-owner occupied	4,348	314
Construction and development
Land & land development	22,362	9,732
Construction	979	317
Residential mortgage
Non-jumbo	3,683	4,918
Jumbo	13,966	1,106
Home equity	538	51
Consumer	145	141
Other	-	-
Total	$52,096	$20,269

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	12/31/2011	12/31/2010	Method used to measure impairment
Commerical	$2,969	$630	Fair value of collateral
Commerical real estate
Owner-occupied	9,698	8,866	Fair value of collateral
	2,580	2,623	Discounted cash flow
Non-owner occupied	9,790	4,922	Fair value of collateral
	-	530	Discounted cash flow
Construction and development
Land & land development	29,862	16,515	Fair value of collateral
Construction	735	-	Fair value of collateral
Residential mortgage
Non-jumbo	4,488	4,533	Fair value of collateral
	372	753	Discounted cash flow
Jumbo	18,147	17,296	Fair value of collateral
Home equity	407	213	Fair value of collateral
Consumer	8	-	Discounted cash flow
Total	$79,056	$56,881

The following tables present loans individually evaluated for impairment at December 31, 2011 and 2010.

	December 31, 2011
				Average		Interest Income
	Recorded	Unpaid	Related	Impaired		Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance		while impaired

Without a related allowance
Commercial	$2,074	$2,076	$-	$874		$10
Commercial real estate
Owner-occupied	9,013	9,034	-	8,132		253
Non-owner occupied	5,599	5,600	-	2,891		116
Construction and development
Land & land development	12,128	12,128	-	9,509		346
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	3,697	3,708	-	2,843		68
Jumbo	15,203	15,204	-	12,626		-
Home equity	194	194	-	99		6
Total without a related allowance	$47,908	$47,944	$-	$36,974		$799

With a related allowance
Commercial	$893	$893	$247	$661		$1
Commercial real estate
Owner-occupied	3,244	3,244	465	3,588		143
Non-owner occupied	4,190	4,190	456	3,357		87
Construction and development
Land & land development	17,719	17,734	2,901	8,726		40
Construction	735	735	29	2		-
Residential real estate
Non-jumbo	1,150	1,152	209	706		31
Jumbo	2,943	2,943	275	1,349		-
Home equity	213	213	162	125		2
Consumer	8	8	1	-		-
Total with a related allowance	$31,095	$31,112	$4,745	$18,514		$304

Total
Commercial	$55,595	$55,634	$4,098	$37,740		$996
Residential real estate	23,400	23,414	646	17,748	-	107
Consumer	8	8	1	-		-
Total	$79,003	$79,056	$4,745	$55,488		$1,103

	December 31, 2010
				Average		Interest Income
	Recorded	Unpaid	Related	Impaired		Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance		while impaired

Without a related allowance
Commercial	$629	$630	$-	$232		$9
Commercial real estate
Owner-occupied	7,538	7,556	-	9,052		440
Non-owner occupied	3,314	3,321	-	12,852		734
Construction and development
Land & land development	9,213	9,214	-	12,852		468
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	2,161	2,696	-	2,074		76
Jumbo	14,822	14,822	-	7,887		547
Home equity	165	165	-	-		-
Total without a related allowance	$37,842	$38,404	$-	$44,949		$2,274

With a related allowance
Commercial	$-	$-	$-	$-		$-
Commercial real estate
Owner-occupied	3,933	3,933	265	670		-
Non-owner occupied	2,130	2,130	267	1,953		88
Construction and development
Land & land development	7,301	7,301	2,575	3,183		7
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	2,589	2,591	843	1,242		22
Jumbo	2,474	2,474	877	1,343		31
Home equity	48	48	48	12		1
Total with a related allowance	$18,475	$18,477	$4,875	$8,403		$149

Total
Commercial	$34,058	$34,085	$3,107	$40,794		$1,746
Residential real estate	22,259	22,796	1,768	12,558	-	677
Total	$56,317	$56,881	$4,875	$53,352		$2,423

For the years ended December 31, 2011, 2010, and 2009, we recognized approximately $1,103,000, $2,423,000, and $298,000, in interest income on impaired loans after the date that the loans were deemed to be impaired.  Using a cash-basis method of accounting, we would have recognized approximately the same amount of interest income on such loans.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are troubled debt restructurings of $47,770,000 and $31,712,000 at December 31, 2011 and 2010, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months and twelve months ended December 31, 2011.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended			For the Twelve Months Ended
	December 31, 2011			December 31, 2011
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	1	$63	$63
Commercial real estate
Owner-occupied	-	-	-	4	2,463	2,463
Non-owner occupied	-	-	-	5	7,248	7,248
Construction and development
Land & land development	-	-	-	5	3,715	3,683
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	6	1,743	1,648
Jumbo	3	5,261	4,854	3	5,261	4,854
Home equity	-	-	-	-	-	-
Consumer	1	8	8	1	8	8
Total	4	$5,269	$4,862	25	$20,501	$19,967

The following table presents defaults during the stated period of TDRs that were restructured during 2011.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended		For the Twelve Months Ended
	December 31, 2011		December 31, 2011
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	1	36	4	2,454
Non-owner occupied	-	-	3	3,594
Construction and development
Land & land development	1	1,002	5	3,684
Construction	-	-	-	-
Residential real estate
Non-jumbo	1	258	1	258
Jumbo	1	545	1	545
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	4	$1,841	14	$10,535

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$47,521	$63,061	$1,886	$13,320	$84,225	$89,129	$143,845	$167,048	$253,319	$218,555
OLEM (Special Mention)	18,615	19,509	-	249	6,889	6,481	5,474	4,417	10,421	14,154
Substandard	26,899	15,796	1,049	122	7,910	1,449	9,435	15,633	6,486	2,628
Doubtful	-	719	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$93,035	$99,085	$2,935	$13,691	$99,024	$97,059	$158,754	$187,098	$270,226	$235,337

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2011	2010	2011	2010
Residential real estate
Non-jumbo	$218,050	$233,857	$3,683	$5,433
Jumbo	47,570	59,307	13,965	2,033
Home Equity	50,360	50,936	538	51
Consumer	22,180	25,111	145	142
Other	2,762	3,405	-	-
Total	$340,922	$372,616	$18,331	$7,659

Industry concentrations:  At December 31, 2011 and 2010, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2011	2010
Balance, beginning	$7,838	$4,076
Additions	8,670	6,602
Amounts collected	(4,457)	(3,519)
Other changes, net	5,012	679
Balance, ending	$17,063	$7,838

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

Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans.

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

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 is as follows:

Dollars in thousands	2011	2010	2009

Balance, beginning of year	$17,224	$17,000	$16,933
Losses:
Commercial	506	601	479
Commercial real estate
Owner occupied	508	2,266	99
Non-owner occupied	78	6,974	370
Construction and development
Land and land development	3,568	6,974	14,444
Construction	-	963	2,503
Residential real estate
Non-jumbo	3,178	2,052	1,612
Jumbo	1,511	973	1,551
Home equity	346	798	757
Consumer	162	321	295
Other	86	191	150
Total	9,943	22,113	22,260
Recoveries:
Commercial	35	39	129
Commercial real estate
Owner occupied	37	5	19
Non-owner occupied	55	268	3
Construction and development
Land and land development	43	330	1,583
Construction	-	1	32
Real estate - mortgage
Non-jumbo	83	51	29
Jumbo	14	15	-
Home equity	1	84	-
Consumer	112	162	97
Other	51	32	110
Total	431	987	2,002
Net losses	9,512	21,126	20,258
Provision for loan losses	10,000	21,350	20,325
Balance, end of year	$17,712	$17,224	$17,000

Activity in the allowance for loan losses by loan class during 2011 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land &				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,901	$322	$323	$1,108	$2,941	$2,419	$1,316	$600	$263	$31	$17,224
Charge-offs	3,568	-	506	508	78	3,178	1,511	346	162	86	9,943
Recoveries	43	-	35	37	55	83	14	1	112	51	431
Provision	2,885	(202)	918	698	365	3,263	1,512	576	(52)	37	10,000
Ending balance	$7,261	$120	$770	$1,335	$3,283	$2,587	$1,331	$831	$161	$33	$17,712

Allowance related to:
Loans individually
evaluated for impairment	$2,901	$29	$247	$464	$456	$209	$275	$163	$2	$-	$4,746
Loans collectively
evaluated for impairment	4,360	91	523	871	2,827	2,378	1,056	668	159	33	12,966
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$7,261	$120	$770	$1,335	$3,283	$2,587	$1,331	$831	$161	$33	$17,712

Loans
Loans individually
evaluated for impairment	$29,862	$735	$2,969	$12,278	$9,790	$4,860	$18,147	$407	$8	$-	$79,056
Loans collectively
evaluated for impairment	63,173	2,201	96,055	146,476	260,436	216,873	43,388	50,491	22,317	2,762	904,172
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$93,035	$2,936	$99,024	$158,754	$270,226	$221,733	$61,535	$50,898	$22,325	$2,762	$983,228

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

The following table presents the activity of property held for sale during 2011 and 2010.

Dollars in thousands	2011	2010
Beginning balance	$69,638	$40,293
Acquisitions	12,563	48,354
Capitalized improvements	613	1,852
Dispositions	(12,225)	(17,460)
Valuation adjustments	(6,651)	(3,401)
Balance at year end	$63,938	$69,638

NOTE 8.      PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2011, 2010, or 2009.

The major categories of premises and equipment and accumulated depreciation at December 31, 2011 and 2010 are summarized as follows:

Dollars in thousands	2011	2010
Land	$6,308	$6,308
Buildings and improvements	20,118	20,059
Furniture and equipment	12,510	12,245
	38,936	38,612
Less accumulated depreciation	16,852	15,520

Total premises and equipment, net	$22,084	$23,092

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 approximated $1,393,000, $1,566,000, and $1,600,000, respectively.

NOTE 9.       INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  During the third quarter, we completed the required annual impairment test for 2011 and determined that no impairment write-offs were necessary.

In addition, at December 31, 2011 and December 31, 2010, we had $353,000 and $504,000, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $2,100,000 and $2,300,000 in unamortized identifiable customer intangible assets at December 31, 2011 and 2010, respectively.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2011	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-
Balance, December 31, 2011	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31, 2011			December 31, 2010
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,914	-	1,914	1,763	-	1,763
Net carrying amount	$353	$-	$353	$504	$-	$504

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	900	900	-	700	700
Net carrying amount	$-	$2,100	$2,100	$-	$2,300	$2,300

We recorded amortization expense of $351,000 for the year ended December 31, 2011 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2012 through 2016.  The remaining amortization period is 10.5 years.

NOTE 10.    DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2011 and 2010:

Dollars in thousands	2011	2010
Demand deposits, interest bearing	$158,483	$150,291
Savings deposits	208,809	177,053
Retail time deposits	391,338	404,704
Brokered deposits	169,215	230,287
Total	$927,845	$962,335

Time certificates of deposit and Individual Retirement Account's (IRA’s) in denominations of $100,000 or more totaled $374,450,000 and $412,936,000 at December 31, 2011 and 2010, respectively.

Included in certificates of deposits are brokered certificates of deposit, which totaled $169,215,000 and $230,287,000 at December 31, 2011 and 2010, respectively.  Brokered deposits represent certificates of deposit acquired through a third party.  The following is a summary of the maturity distribution of certificates of deposit and IRA's in denominations of $100,000 or more as of December 31, 2011:

Dollars in thousands	Amount	Percent
Three months or less	$37,645	10.1%
Three through six months	26,090	7.0%
Six through twelve months	58,226	15.5%
Over twelve months	252,489	67.4%
Total	$374,450	100.0%

A summary of the scheduled maturities for all time deposits as of December 31, 2011, follows:

Dollars in thousands	Amount
2012	$228,015
2013	109,268
2014	48,523
2015	56,094
2016	75,717
Thereafter	42,936
Total	$560,553

At December 31, 2011 and 2010, our deposits of related parties including directors, executive officers, and their related interests approximated $20,936,000 and $10,907,000, respectively.

NOTE 11.     BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $90 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2011, which is primarily secured by commercial and industrial loans and consumer loans.

At December 31, 2011, our subsidiary banks had combined additional borrowings availability of $137,084,000 from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2011, we had $90,135,000 borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2011
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$15,000	$-	$956
Average balance outstanding
for the year	2,753	531	954
Maximum balance outstanding
at any month end	15,000	1,233	956
Weighted average interest
rate for the year	0.17%	0.15%	0.25%
Weighted average interest
rate for balances
outstanding at December 31	0.15%	0.00%	0.25%

	2010
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$-	$629	$953
Average balance outstanding
for the year	13,724	1,084	1,364
Maximum balance outstanding
at any month end	45,000	1,787	3,617
Weighted average interest
rate for the year	0.42%	0.34%	1.39%
Weighted average interest
rate for balances
outstanding at December 31	0.00%	0.15%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $270,254,000 and $304,109,000 as of December 31, 2011 and 2010, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2011	2010
Long-term FHLB advances	$160,325	$182,375
Long-term reverse repurchase agreements	100,000	110,000
Term loan	9,929	11,734
Total	$270,254	$304,109

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2019.  The average interest rate paid on long-term borrowings during 2011 and 2010 approximated 4.08% and 5.53%, respectively.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at December 31, 2011 and 2010.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at December 31, 2011 and 2010.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Amount
2012	$67,437
2013	41,898
2014	83,429
2015	11,909
2016	1,911
Thereafter	100,059
Total	$306,643

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

The components of applicable income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009, are as follows:

Dollars in thousands	2011	2010	2009
Current
Federal	$4,397	$1,033	$(5,915)
State	21	6	(22)
	4,418	1,039	(5,937)
Deferred
Federal	(3,533)	(3,554)	4,018
State	150	(440)	(246)
	(3,383)	(3,994)	3,772
Total	$1,035	$(2,955)	$(2,165)

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable
statutory rate	$1,788	35	$(1,676)	34	$(980)	34
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,032)	(20)	(706)	14	(856)	30
State income taxes, net
of Federal income tax
benefit	112	2	(286)	6	(177)	6
Other, net	167	3	(287)	6	(152)	5
Applicable income taxes	$1,035	20	$(2,955)	60	$(2,165)	75

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

Dollars in thousands	2011	2010
Deferred tax assets
Allowance for loan losses	$6,546	$5,943
Deferred compensation	1,576	1,440
Other deferred costs and accrued expenses	484	601
WV net operating loss carryforward	264	683
Capital loss carryforward	73	73
Net unrealized loss on securities and
other financial instruments	6,014	2,968
Total	14,957	11,708
Deferred tax liabilities
Depreciation	60	145
Accretion on tax-exempt securities	29	14
Net unrealized loss on securities	2,341	364
Purchase accounting adjustments
and goodwill	995	1,058
Total	3,425	1,581
Net deferred tax assets	$11,532	$10,127

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2008, 2009, 2010, and 2011, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010.  Tax years 2008, 2009, and 2010 remain subject to West Virginia State examination.

NOTE 13.    EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $313,000, $321,000, and $317,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the year ended December 31, 2011 were $69,000. There were no contributions to the ESOP for 2010 or 2009.    Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 304,281 and 276,405 shares of our common stock at December 31, 2011 and 2010, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2011 and 2010 were $3,059,000 and $2,658,000, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2011 and 2010, the cash surrender value of these insurance contracts was $28,968,000 and $13,122,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted in 2011 and 8,000 option grants during 2010.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2009, 2010, and 2011, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Officer Stock Option Plans during 2009, 2010 and 2011 is as follows:

		Weighted-Average
		Exercise Price
	Options	(WAEP)
Outstanding, December 31, 2008	335,730	$18.36
Granted	-	-
Exercised	(8,000)	5.36
Forfeited	(16,950)	22.46
Expired	(1,600)	5.21
Outstanding, December 31, 2009	309,180	18.54
Granted	8,000	3.92
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2010	317,180	18.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2011	317,180	$18.17

Exercisable Options:
December 31, 2011	311,280	$18.44
December 31, 2010	309,580	$18.51
December 31, 2009	308,880	$18.54

Other information regarding options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	64,150	$5.15	2.22	$-	60,150	$5.32	$-
6.01 - 10.00	33,680	9.20	4.59	-	31,880	9.37	-
10.01 - 17.50	2,300	17.43	2.17	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	5.00	-	51,200	17.79	-
20.01 - 25.93	165,750	25.15	3.79	-	165,750	25.15	-

	317,180	$18.17		$-	311,280	$18.44	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2011	2010
Commitments to extend credit:
Revolving home equity and
credit card lines	$45,660	$43,848
Construction loans	11,893	15,232
Other loans	33,139	36,342
Standby letters of credit	1,489	4,882
Total	$92,181	$100,304

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $243,000 in 2012, $235,000 in 2013, $175,000 in 2014, and $21,000 in 2015.  Total net rent expense included in the accompanying consolidated financial statements was $294,000 in 2011, $348,000 in 2010, and $564,000 in 2009.

Litigation:  We are involved in various legal actions arising in the ordinary course of business.  To the best of our knowledge, no matters have been specifically identified to management that are reasonably possible to have a significant adverse effect on the consolidated financial statements.

Employment Agreements:  We have various employment agreements with our chief executive officer and certain other executive officers.  These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

NOTE 15.  PREFERRED STOCK

On September 30, 2009, we sold in a private placement 3,710 shares, or $3.7 million, of 8% Non-Cumulative Convertible Preferred Stock, Series 2009, $1.00 par value, with a liquidation preference of $1,000 per share (the “Series 2009 Preferred Stock”), based on the private placement exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D.

The terms of the Series 2009 Preferred Stock provide that it may be converted into common stock under three different scenarios.  First, the Series 2009 Preferred Stock may be converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $1,000 by $5.50, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2009 Conversion Rate”).  Second, on or after June 1, 2012, Summit may, at its option, on any dividend payment date, convert some or all of the Series 2009 Preferred Stock into shares of Summit’s common stock at the then applicable Series 2009 Conversion Rate.  Summit may exercise this conversion right if, for 20 trading days within any period of 30 consecutive trading dates during the six months immediately preceding the conversion, the closing price of the common stock exceeds 135% of $5.50.  Third, after ten years, on June 1, 2019, all remaining outstanding shares of the Series 2009 Preferred Stock will be converted at the then applicable Series 2009 Conversion Rate.  Adjustments to the Series 2009 Conversion Rate will be made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

In late 2011, we sold pursuant to both subscription rights distributed to our common shareholders and to a supplemental public offering 12,000 shares, or $6.0 million, of 8% Non-Cumulative Convertible Preferred Stock, Series 2011, $1.00 par value, with a liquidation preference of $500 per share (the “Series 2011 Preferred Stock”).

The terms of the Series 2011 Preferred Stock also provide that it may be converted into common stock under three different scenarios.  First, the Series 2011 Preferred Stock may be converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $500 by $4.00, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2011 Conversion Rate”).  Second, on or after June 1, 2014, Summit may, at its option, on any dividend payment date, convert some or all of the Series 2011 Preferred Stock into shares of Summit’s common stock at the then applicable Series 2011 Conversion Rate.  Summit may exercise this conversion right if, for 20 trading days during the 30 consecutive trading days immediately preceding the date of notice of the conversion, the closing price of the common stock exceeds 135% of $4.00.  Third, after ten years, on June 1, 2021, all remaining outstanding shares of the Series 2011 Preferred Stock will be converted at the then applicable Series 2011 Conversion Rate.  Adjustments to the Series 2011 Conversion Rate will be made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

Both the Series 2009 and Series 2011 Preferred Stock pay noncumulative dividends, if and when declared by the Board of Directors, at a rate of 8.0% per annum.  Dividends declared are payable quarterly in arrears on the 1st day of March, June, September and December of each year.  The Series 2009 and Series 2011 Preferred Stock qualify as Tier 1 capital for regulatory capital purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2011, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $50,000 at December 31, 2011.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to risk-weighted assets)
Summit	$136,060	13.0%	$83,617	8.0%	$104,522	10.0%
Summit Community	142,329	13.6%	83,604	8.0%	104,505	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	109,989	10.5%	41,809	4.0%	62,713	6.0%
Summit Community	129,058	12.3%	41,802	4.0%	62,703	6.0%
Tier 1 Capital (to average assets)
Summit	109,989	7.6%	58,031	4.0%	72,538	5.0%
Summit Community	129,058	8.9%	57,995	4.0%	72,493	5.0%

As of December 31, 2010
Total Capital (to risk-weighted assets)
Summit	$129,610	11.8%	$87,543	8.0%	$109,428	10.0%
Summit Community	138,164	12.6%	87,558	8.0%	109,447	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	100,840	9.2%	43,771	4.0%	65,657	6.0%
Summit Community	124,192	11.3%	43,779	4.0%	65,668	6.0%
Tier 1 Capital (to average assets)
Summit	100,840	6.9%	58,492	4.0%	73,116	5.0%
Summit Community	124,192	8.5%	58,468	4.0%	73,085	5.0%

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

	December 31, 2011
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$41,658	$-	$(1,814)	$-	$39,844
Provision for loan losses	10,000	-	-	-	10,000
Net interest income after provision for loan losses	31,658	-	(1,814)	-	29,844
Other income	(167)	4,606	2,155	(1,044)	5,550
Other expenses	25,472	4,216	1,641	(1,044)	30,285
Income (loss) before income taxes	6,019	390	(1,300)	-	5,109
Income tax expense (benefit)	1,304	158	(427)	-	1,035
Net income	4,715	232	(873)	-	4,074
Dividends on preferred shares	-	-	371	-	371
Net income applicable to common shares	$4,715	$232	$(1,244)	$-	$3,703
Intersegment revenue (expense)	$(942)	$(102)	$1,044	$-	$-
Average assets	$1,533	$7	$143	$(213)	$1,470

	December 31, 2010
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$42,069	$-	$(1,917)	$-	$40,152
Provision for loan losses	21,350	-	-	-	21,350
Net interest income after provision for loan losses	20,719	-	(1,917)	-	18,802
Other income	2,713	4,674	1,435	(1,083)	7,739
Other expenses	26,563	4,258	1,733	(1,083)	31,471
Income (loss) before income taxes	(3,131)	416	(2,215)	-	(4,930)
Income tax expense (benefit)	(2,293)	167	(829)	-	(2,955)
Net income	(838)	249	(1,386)	-	(1,975)
Dividends on preferred shares	-	-	297	-	297
Net income applicable to common shares	$(838)	$249	$(1,683)	$-	$(2,272)
Intersegment revenue (expense)	$(969)	$(114)	$1,083	$-	$-
Average assets	$1,560,002	$6,910	$141,550	$(196,320)	$1,512,142

	December 31, 2009
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$45,433	$-	$(1,891)	$-	$43,542
Provision for loan losses	20,325	-	-	-	20,325
Net interest income after provision for loan losses	25,108	-	(1,891)	-	23,217
Other income	1,462	4,938	6,457	(6,576)	6,281
Other expenses	27,427	4,530	6,998	(6,576)	32,379
Income (loss) before income taxes	(857)	408	(2,432)	-	(2,881)
Income tax expense (benefit)	(1,420)	160	(905)	-	(2,165)
Net income	563	248	(1,527)	-	(716)
Dividends on preferred shares	-	-	74	-	74
Net income applicable to common shares	$563	$248	$(1,601)	$-	$(790)
Intersegment revenue (expense)	$(6,462)	$(114)	$6,576	$-	$-
Average assets	$1,592,969	$7,323	$138,003	$(141,493)	$1,596,802

NOTE 18.	EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) follow:

	For the Year Ended December 31,
	2011			2010			2009
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$4,074			$(1,975)			$(716)
Less preferred stock dividends	(371)			(297)			(74)

Basic EPS	$3,703	7,425,472	$0.50	$(2,272)	7,425,472	$(0.31)	$(790)	7,421,596	$(0.11)

Effect of dilutive securities:
Stock options	-	-		-	-		-	10,076
Series 2009 convertible
preferred stock	297	674,545		-	-		-	-
Series 2011 convertible
preferred stock	74	238,182		-	-		-	-

Diluted EPS	$4,074	8,338,199	$0.49	$(2,272)	7,425,472	$(0.31)	$(790)	7,431,672	$(0.11)

Stock option grants and the conversion of convertible preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2011, 2010, and 2009, totaled 312,180 shares, 312,180 shares, and 250,030 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at December 31, 2010 and 2009.

NOTE 19.         CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2011 and 2010, and the related statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2011	2010
Assets
Cash	$8,466	$4,608
Investment in subsidiaries, eliminated in consolidation	141,098	132,767
Securities available for sale	92	1,173
Premises and equipment	12	33
Accrued interest receivable	2	6
Cash surrender value of life insurance policies	43	48
Other assets	1,425	1,050
Total assets	$151,138	$139,685
Liabilities and Shareholders' Equity
Short-term borrowings	$-	$-
Long-term borrowings	9,929	11,734
Subordinated debentures	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,254	1,741
Total liabilities	48,572	49,864
Preferred stock and related surplus, $1.00 par value, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; 3,710 shares issued	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; 2011 - 12,000 shares issued	5,807	-
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 7,425,472 shares	24,518	24,508
Retained earnings	64,904	61,201
Accumulated other comprehensive income	3,818	593
Total shareholders' equity	102,566	89,821

Total liabilities and shareholders' equity	$151,138	$139,685

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2011	2010	2009
Income
Dividends from subsidiaries	$500	$500	$1,000
Other dividends and interest income	19	17	25
Realized securities gains	1,112	343	-
Other-than-temporary impairment of securities	-	-	(215)
Management and service fees from subsidiaries	1,044	1,083	6,624
Total income	2,675	1,943	7,434
Expense
Interest expense	1,833	1,934	1,916
Operating expenses	1,641	1,724	6,950
Total expenses	3,474	3,658	8,866
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	(799)	(1,715)	(1,432)
Income tax (benefit)	(426)	(829)	(905)
Income (loss) before equity in undistributed income
of subsidiaries	(373)	(886)	(527)
Equity in (distributed) undistributed
income of subsidiaries	4,447	(1,089)	(189)
Net income (loss)	4,074	(1,975)	(716)
Dividends on preferred shares	371	297	74
Net income (loss) applicable to common shares	$3,703	$(2,272)	$(790)

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,074	$(1,975)	$(716)
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
subsidiaries	(4,447)	1,089	189
Deferred tax expense	(11)	(120)	(146)
Depreciation	21	113	612
Other-than-temporary impairment of securities	-	-	215
Realized securities (gains)	(1,111)	(343)	-
Stock compensation expense	10	-	-
(Increase) decrease in cash surrender value of bank owned life insurance	5	(11)	(56)
(Increase) decrease in other assets	43	(729)	(1,009)
Increase (decrease) in other liabilities	439	883	(178)
Net cash provided by (used in) operating activities	(977)	(1,093)	(1,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	(4,824)	(5,500)
Proceeds sales of available for sale securities	1,130	356	-
Purchase of available for sale securities	-	-	(37)
Proceeds from sales of premises and equipment	-	5,552	-
Purchases of premises and equipment	-	(4)	(64)
Proceeds from sale of other assets	-	1,322	-
Net cash provided by (used in) investing activities	1,130	2,402	(5,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	-	-	(445)
Dividends paid on preferred stock	(297)	(297)	-
Exercise of stock options	-	-	43
Reinvested dividends	-	-	12
Net increase (decrease) in short-term borrowings	-	(2,666)	467
Repayment of long-term borrowings	(1,805)	(902)	-
Proceeds from issuance of subordinated debentures	-	-	6,762
Net proceeds from issuance of preferred stock	5,807	-	3,519
Net cash provided by (used in) financing activities	3,705	(3,865)	10,358
Increase (decrease) in cash	3,858	(2,556)	3,668
Cash:
Beginning	4,608	7,164	3,496
Ending	$8,466	$4,608	$7,164

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$1,832	$1,941	$1,936

NOTE 20.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2011
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$18,200	$18,109	$17,652	$17,086
Net interest income	10,102	10,160	9,921	9,661
Net income (loss)	(248)	905	1,936	1,480
Net income applicable to common shares	(322)	831	1,862	1,331
Basic earnings per share	$(0.04)	$0.11	$0.25	$0.18
Diluted earnings per share	$(0.04)	$0.11	$0.24	$0.16

	2010
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$20,645	$20,208	$19,554	$19,266
Net interest income	10,232	9,936	9,548	10,437
Net income (loss)	120	(2,878)	(128)	910
Net income applicable to common shares	46	(2,952)	(202)	836
Basic earnings per share	$0.01	$(0.40)	$(0.03)	$0.11
Diluted earnings per share	$0.01	$(0.40)	$(0.03)	$0.11

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2011, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2011 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 43.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 44 and 45.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2015”, “DIRECTORS WHOSE TERMS EXPIRE IN 2014, “DIRECTORS WHOSE TERMS EXPIRE IN 2013”, and “EXECUTIVE OFFICERS” and under the captions “Family Relationships” “Director Qualifications and Review of Director Nominees” and “Audit and Compliance Committee” in our 2012 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2011 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plans as of December 31, 2011.

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

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2015”, “DIRECTORS WHOSE TERMS EXPIRE IN 2014”, “DIRECTORS WHOSE TERMS EXPIRE IN 2013”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett & Foster, PLLC” in our 2012 Proxy Statement, and is incorporated herein by reference.

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

			Incorporated by Reference*
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/03/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.2	6/30/2006
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/04/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/23/2012
(v)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(vi)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(vii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(viii)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye	X
(ix)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(x)	Second Amended and Restated Employment Agreement with Douglas T. Mitchell		10-Q	10.1	03/31/2011
(xi)	First Amendment to Executive Salary Continuation Agreement with Douglas T. Mitchell	X
(xii)	Amended and Restated Employment Agreement with Brad Ritchie	X
(xiii)	Executive Salary Continuation Agreement with Brad Ritchie	X
(xiv)	Form of Executive Salary Continuation Agreement entered into with Ronald F. Miller and C. David Robertson		10-K	10.9	12/31/2008
(xv)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	02/12/2009
(xvi)	1998 Officers Stock Option Plan		10-QSB	10	06/30/1998
(xvii)	Board Attendance and Compensation Policy, as amended		10-K	10.13	12/31/2010
(xviii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
(xix)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
(xx)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008

				Incorporated by Reference*
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
	(xxi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxiii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.17	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.18	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.19	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.20	12/31/2008
	(xxvii)	Summit Financial Group, Inc. Incentive Plan		8-K	10.2	12/14/2007
	(xxviii)	Summit Community Bank Incentive Compensation Plan		8-K	10.4	12/14/2007
	(xxix)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	03/31/2006
	(xxx)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	03/31/2006
	(xxxi)	2009 Officer Stock Option Plan		8-K	10.1	05/14/2009
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Arnett & Foster, P.L.L.C		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)***	Interactive data file (XBRL)		X

*        The SEC reference number for all exhibits incorporated by reference is 0-16587.
**      Furnished, not filed.
***
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

                  SUMMIT FINANCIAL GROUP, INC.
                     a West Virginia Corporation
                  (registrant)

By:    /s/ H. Charles Maddy, III                                        3/1/2012                                                                                     By:    /s/ Julie R. Cook                            3/1/2012
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

By:    /s/ Robert S. Tissue                                                 3/1/2012
         Robert S. Tissue                                                           Date
         Senior Vice President &
         Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By:   /s/ Robert S. Tissue                                                 3/1/2012
        Robert S. Tissue                                                           Date
        Attorney-in-fact