Form 10-Q
period 2012-03-31
SUMMIT FINANCIAL GROUP INC
filed 2012-05-03
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of April 30, 2012

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2012 (unaudited), December 31, 2011, and March 31, 2011 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2012 and 2011 (unaudited)	5

		Consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 (unaudited)	6

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2012 and 2011 (unaudited)	7

		Consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-40

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41-57

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

	Item 4.	Controls and Procedures	57

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

		Page
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	58

SIGNATURES		59
EXHIBIT INDEX		60

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2012	2011	2011
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,059	$4,398	$4,263
Interest bearing deposits with other banks	26,855	28,294	46,448
Securities available for sale	292,002	286,599	293,240
Other investments	18,342	19,146	21,956
Loans held for sale, net	1,126	-	402
Loans, net	957,797	965,516	979,387
Property held for sale	61,584	63,938	66,961
Premises and equipment, net	21,756	22,084	22,784
Accrued interest receivable	5,269	5,784	5,797
Intangible assets	8,563	8,651	8,914
Cash surrender value of life insurance policies	29,559	29,284	13,252
Other assets	17,453	16,427	18,791
Total assets	$1,444,365	$1,450,121	$1,482,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$87,916	$88,655	$86,735
Interest bearing	923,223	927,845	975,384
Total deposits	1,011,139	1,016,500	1,062,119
Short-term borrowings	15,956	15,956	1,879
Long-term borrowings	267,121	270,254	283,516
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	9,361	8,456	8,964
Total liabilities	1,339,966	1,347,555	1,392,867

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued March 2012 and December 2011 - 12,000 shares	5,807	5,807	-
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2012 and
2011 - 7,425,472 shares	24,519	24,518	24,515
Retained earnings	66,408	64,904	60,879
Accumulated other comprehensive income	4,146	3,818	415
Total shareholders' equity	104,399	102,566	89,328

Total liabilities and shareholders' equity	$1,444,365	$1,450,121	$1,482,195

(*) - December 31, 2011 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands, except per share amounts	2012	2011
Interest income
Interest and fees on loans
Taxable	$14,280	$15,075
Tax-exempt	86	65
Interest and dividends on securities
Taxable	1,699	2,609
Tax-exempt	721	434
Interest on interest bearing deposits with other banks	11	17
Total interest income	16,797	18,200
Interest expense
Interest on deposits	3,714	4,743
Interest on short-term borrowings	6	1
Interest on long-term borrowings and subordinated debentures	3,059	3,354
Total interest expense	6,779	8,098
Net interest income	10,018	10,102
Provision for loan losses	2,001	3,000
Net interest income after provision for loan losses	8,017	7,102
Other income
Insurance commissions	1,158	1,242
Service fees related to deposit accounts	1,014	888
Realized securities gains	1,165	1,628
Gain (loss) on sale of assets	(77)	71
Writedown of foreclosed properties	(1,912)	(3,443)
Bank owned life insurance income	275	131
Other	309	230
Total other-than-temporary impairment loss on securities	(511)	(1,828)
Portion of loss recognized in other comprehensive income	282	600
Net impairment loss recognized in earnings	(229)	(1,228)
Total other income	1,703	(481)
Other expense
Salaries, commissions, and employee benefits	3,901	3,972
Net occupancy expense	479	509
Equipment expense	594	580
Professional fees	304	197
Amortization of intangibles	88	88
FDIC premiums	522	693
Foreclosed properties expense	374	434
Other	1,277	634
Total other expense	7,539	7,107
Income (loss) before income taxes	2,181	(486)
Income tax expense (benefit)	483	(238)
Net Income (loss)	1,698	(248)
Dividends on preferred shares	194	74
Net Income (loss) applicable to common shares	$1,504	$(322)

Basic earnings per common share	$0.20	$(0.04)
Diluted earnings per common share	$0.18	$(0.04)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
Dollars in thousands	2012	2011
Net income (loss)	$1,698	$(248)
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $282, net of deferred
taxes of $107; 2011 - $600, net of deferred taxes of $228	(175)	(372)
Net unrealized gain on available for sale debt securities of:
2012 - $811 net of deferred taxes of $308 and reclassification adjustment for net realized gains included in net income of $1,165; 2011 - $312, net of deferred taxes of $118 and reclassification adjustment for net realized
gains included in net income of $1,628	503	194
Total comprehensive income (loss)	$2,026	$(426)

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Three Months Ended March 31, 2012
Comprehensive income:
Net income (loss)	-	-	-	1,698	-	1,698
Other comprehensive income					328	328
Total comprehensive income						2,026
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends declared ($20.00 per share)	-	-	-	(74)	-	(74)
Series 2011 Preferred Stock cash dividends declared ($20.00 per share)	-	-	-	(120)	-	(120)

Balance, March 31, 2012	$3,519	$5,807	$24,519	$66,408	$4,146	$104,399

Balance, December 31, 2010	$3,519	$-	$24,508	$61,201	$593	$89,821
Three Months Ended March 31, 2011
Comprehensive income (loss):
Net income (loss)	-	-	-	(248)	-	(248)
Other comprehensive income (loss)					(178)	(178)
Total comprehensive income (loss)						(426)
Stock compensation expense	-	-	7	-	-	7
Preferred stock cash dividends declared ($20.00 per share)	-	-	-	(74)	-	(74)

Balance, March 31, 2011	$3,519	$-	$24,515	$60,879	$415	$89,328

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1,698	$(248)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	339	362
Provision for loan losses	2,001	3,000
Stock compensation expense	1	7
Deferred income tax (benefit)	(688)	(1,630)
Loans originated for sale	(2,884)	(2,715)
Proceeds from loans sold	1,758	2,656
(Gain) on loans sold	-	-
Securities (gains)	(1,165)	(1,628)
Other-than-temporary impairment of securities	229	1,228
(Gain) loss on disposal of assets	77	(71)
Write down of foreclosed properties	1,912	3,443
Amortization of securities premiums (accretion of discounts), net	858	373
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Decrease in accrued interest receivable	516	82
(Increase) in cash surrender value of bank owned life insurance	(275)	(131)
(Increase) in other assets	(815)	(842)
Increase (decrease) in other liabilities	922	(665)
Net cash provided by operating activities	4,575	3,312
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	1,438	(752)
Proceeds from maturities and calls of securities available for sale	803	2,889
Proceeds from sales of securities available for sale	25,632	13,256
Principal payments received on securities available for sale	14,501	17,311
Purchases of securities available for sale	(45,733)	(55,226)
Redemption of Federal Home Loan Bank Stock	805	986
Net principal payments received on loans	5,051	11,225
Purchases of premises and equipment	(12)	(54)
Proceeds from sales of other repossessed assets & property held for sale	1,243	1,855
Net cash provided by (used in) investing activities	3,728	(8,510)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	16,877	50,571
Net (decrease) in time deposits	(22,238)	(25,391)
Net increase in short-term borrowings	1	296
Repayment of long-term borrowings	(3,133)	(20,593)
Dividends paid on preferred stock	(149)	(74)
Net cash provided by (used in) financing activities	(8,642)	4,809
(Decrease) in cash and due from banks	(339)	(389)
Cash and due from banks:
Beginning	4,398	4,652
Ending	$4,059	$4,263

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2012	2011

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,944	$8,311
Income taxes	$159	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,087	$1,707

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

The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2011 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2011 and March 31, 2011, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for us on January 1, 2012 and did not have a significant impact on our financial statements.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of March 31, 2012, the appraised values of the underlying collateral for our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was in excess of the total fair value by $10,600,000.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$10,180	$-	$10,180	$-
Mortgage backed securities:
Government sponsored agencies	164,838	-	164,838	-
Nongovernment sponsored agencies	31,940	-	31,940	-
State and political subdivisions	5,624	-	5,624	-
Corporate debt securities	1,862	-	1,862	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	74,444	-	74,444	-
Tax-exempt mortgage-backed securities	3,037	-	3,037	-
Total available for sale securities	$292,002	$-	$292,002	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,747	$-	$8,747	$-
Mortgage backed securities:
Government sponsored agencies	155,505	-	155,505	-
Nongovernment sponsored agencies	34,428	-	34,428	-
State and political subdivisions	4,571	-	4,571	-
Corporate debt securities	817	-	817	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,326	-	79,326	-
Tax-exempt mortgage backed securities	3,128	-	3,128	-
Total available for sale securities	$286,599	$-	$286,599	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2012.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,126	$-	$1,126	$-

Impaired loans
Commercial	$2,795	$-	$-	$2,795
Commercial real estate	23,783	-	14,992	8,791
Construction and development	33,648	-	29,638	4,010
Residential real estate	24,758	-	17,277	7,481
Consumer	328	-	286	42
Total impaired loans	$85,312	$-	$62,193	$23,119

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	14,703	-	14,703	-
Construction and development	43,101	-	42,426	675
Residential real estate	3,780	-	3,780	-
Consumer	-	-	-	-
Total OREO	$61,584	$-	$60,909	$675

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$-	$-	$-	$-

Impaired loans
Commercial	$2,722	$-	$-	$2,722
Commercial real estate	21,148	-	13,777	7,371
Construction and development	27,667	-	25,297	2,370
Residential real estate	22,768	-	18,253	4,515
Consumer	6	-	-	6
Total impaired loans	$74,311	$-	$57,327	$16,984

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	15,721	-	15,721	-
Construction and development	44,978	-	44,303	675
Residential real estate	3,239	-	3,239	-
Consumer	-	-		-
Total OREO	$63,938	$-	$63,263	$675

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at March 31, 2012 of $91,022,000, with a valuation allowance of $5,710,000, resulting in additional provision for loan losses of $1,233,000 for the three months ended March 31, 2012.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$4,059	$4,059	$4,398	$4,398
Interest bearing deposits with
other banks	26,855	26,855	28,294	28,294
Securities available for sale	292,002	292,002	286,599	286,599
Other investments	18,342	18,342	19,146	19,146
Loans held for sale, net	1,126	1,126	-	-
Loans, net	957,797	974,633	965,516	977,782
Accrued interest receivable	5,269	5,269	5,784	5,784
	$1,305,450	$1,322,286	$1,309,737	$1,322,003
Financial liabilities
Deposits	$1,011,139	$1,051,475	$1,016,500	$1,054,093
Short-term borrowings	15,956	15,956	15,956	15,956
Long-term borrowings	267,121	285,886	270,254	291,099
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,393	2,393	2,558	2,558
	$1,332,998	$1,392,099	$1,341,657	$1,400,095

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended March 31,
	2012			2011
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$1,698			$(248)
Less preferred stock dividends	(194)			(74)

Basic EPS	$1,504	7,425,472	$0.20	$(322)	7,425,472	$(0.04)

Effect of dilutive securities:
Stock options	-	-		-	-
Series 2009 convertible
preferred stock	74	674,545		-	-
Series 2011 convertible
preferred stock	120	1,500,000		-	-

Diluted EPS	$1,698	9,600,017	$0.18	$(322)	7,425,472	$(0.04)

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2012 and 2011 totaled 289,380 shares and 312,180 shares, respectively.  Our anti-dilutive convertible preferred stock totaled 674,545 shares at March 31, 2011.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2012, December 31, 2011, and March 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$9,721	$475	$16	$10,180
Residential mortgage-backed securities:
Government-sponsored agencies	161,928	3,435	525	164,838
Nongovernment-sponsored agencies	32,028	627	715	31,940
State and political subdivisions	5,661	-	37	5,624
Corporate debt securities	1,947	12	97	1,862
Total taxable debt securities	211,285	4,549	1,390	214,444
Tax-exempt debt securities:
State and political subdivisions	70,913	3,837	306	74,444
Residential mortgage-backed securities:
Government-sponsored agencies	3,037	-	-	3,037
Total tax-exempt debt securities	73,950	3,837	306	77,481
Equity securities	77	-	-	77
Total available for sale securities	$285,312	$8,386	$1,696	$292,002

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$8,262	$495	$10	$8,747
Residential mortgage-backed securities:
Government-sponsored agencies	152,815	3,460	770	155,505
Nongovernment-sponsored entities	35,246	742	1,560	34,428
State and political subdivisions	4,559	16	4	4,571
Corporate debt securities	999	-	182	817
Total taxable debt securities	201,881	4,713	2,526	204,068
Tax-exempt debt securities
State and political subdivisions	75,371	3,986	31	79,326
Residential mortgage-backed securities	3,109	19	-	3,128
Total tax-exempt debt securities	78,480	4,005	31	82,454
Equity securities	77	-	-	77
Total available for sale securities	$280,438	$8,718	$2,557	$286,599

	March 31, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$31,530	$217	$358	$31,389
Residential mortgage-backed securities:
Government-sponsored agencies	143,883	2,751	408	146,226
Nongovernment-sponsored agencies	52,516	1,890	1,866	52,540
State and political subdivisions	23,324	21	1,177	22,168
Corporate debt securities	999	-	34	965
Total taxable debt securities	252,252	4,879	3,843	253,288
Tax-exempt debt securities:
State and political subdivisions	40,238	273	636	39,875
Total tax-exempt debt securities	40,238	273	636	39,875
Equity securities	77	-	-	77
Total available for sale securities	$292,567	$5,152	$4,479	$293,240

The maturities, amortized cost and estimated fair values of securities at March 31, 2012, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$71,605	$72,852
Due from one to five years	91,493	93,316
Due from five to ten years	19,918	20,136
Due after ten years	102,219	105,621
Equity securities	77	77
	$285,312	$292,002

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2012 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$25,632	$803	$14,501	$1,166	$1

During the three months ended March 31, 2012 and 2011, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended March 31,
Dollars in thousands	2012	2011
Total other-than-temporary impairment losses	$(511)	$(1,828)
Portion of loss recognized in
other comprehensive income	282	600
Net impairment losses recognized in earnings	$(229)	$(1,228)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2012 is as follows:

Three Months Ended
March 31, 2012

Dollars in thousands	Total
Beginning Balance	$(6,355)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(229)
Securities sold during the period	-
Ending Balance	$(6,584)

At March 31, 2012, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at March 31, 2012:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	8.1%	2.7%	21.2%
Constant default rates	5.7%	3.9%	7.7%
Loss severities	48.0%	40.0%	52.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2012 and December 31, 2011, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$2,717	$(16)	$117	$-	$2,834	$(16)
Residential mortgage-backed securities:
Government-sponsored agencies	61,078	(525)	-	-	61,078	(525)
Nongovernment-sponsored entities	3,619	(103)	1,468	(121)	5,087	(224)
State and political subdivisions	2,238	(33)	386	(4)	2,624	(37)
Corporate debt securities	-	-	902	(97)	902	(97)
Tax-exempt debt securities
State and political subdivisions	11,324	(306)	-	-	11,324	(306)
Total temporarily impaired securities	80,976	(983)	2,873	(222)	83,849	(1,205)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	218	(67)	6,473	(424)	6,691	(491)
Total other-than-temporarily
impaired securities	218	(67)	6,473	(424)	6,691	(491)
Total	$81,194	$(1,050)	$9,346	$(646)	$90,540	$(1,696)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,074	$(10)	$120	$-	$1,194	$(10)
Residential mortgage-backed securities:
Government-sponsored agencies	55,678	(770)	-	-	55,678	(770)
Nongovernment-sponsored entities	5,558	(158)	4,245	(239)	9,803	(397)
State and political subdivisions	-	-	-	-	-	-
Corporate debt securities	-	-	817	(182)	817	(182)
Tax-exempt debt securities
State and political subdivisions	1,418	(29)	1,132	(6)	2,550	(35)
Total temporarily impaired securities	63,728	(967)	6,314	(427)	70,042	(1,394)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	466	(261)	5,638	(902)	6,104	(1,163)
Total other-than-temporarily
impaired securities	466	(261)	5,638	(902)	6,104	(1,163)
Total	$64,194	$(1,228)	$11,952	$(1,329)	$76,146	$(2,557)

We held 80 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at March 31, 2012.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At March 31, 2012, we had $715,000 in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Commercial-related loans or portions thereof (which are risk-rated) are charged off to the allowance for loan losses when the loss has been confirmed.  This determination is made on a case by case basis considering many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.  We deem a loss confirmed when a loan or a portion of a loan is classified “loss” in accordance with bank regulatory classification guidelines, which state, “Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted”.

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

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2012	2011	2011
Commercial	$99,386	$99,024	$92,227
Commercial real estate
Owner-occupied	153,528	158,754	182,956
Non-owner occupied	275,727	270,226	240,604
Construction and development
Land and land development	88,212	93,035	93,675
Construction	2,148	2,936	13,879
Residential real estate
Non-jumbo	219,485	221,733	233,308
Jumbo	62,836	61,535	61,878
Home equity	50,884	50,898	50,499
Consumer	21,574	22,325	22,968
Other	2,540	2,762	4,326
Total loans, net of unearned fees	976,320	983,228	996,320
Less allowance for loan losses	18,523	17,712	16,933
Loans, net	$957,797	$965,516	$979,387

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2012 and 2011 and December 31, 2011.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At March 31, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$893	$37	$2,234	$3,164	$96,222	$-
Commercial real estate
Owner-occupied	1,007	412	955	2,374	151,154	-
Non-owner occupied	1,411	-	1,928	3,339	272,388	-
Construction and development
Land and land development	375	1,960	13,906	16,241	71,971	-
Construction	-	-	887	887	1,261	-
Residential mortgage
Non-jumbo	2,679	2,409	2,863	7,951	211,534	-
Jumbo	1,337	-	12,621	13,958	48,878	-
Home equity	-	335	55	390	50,494	-
Consumer	156	103	26	285	21,289	-
Other	-	-	-	-	2,540	-
Total	$7,858	$5,256	$35,475	$48,589	$927,731	$-

	At December 31, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$904	$324	$2,544	$3,772	$95,252	$-
Commercial real estate
Owner-occupied	4,241	197	664	5,102	153,652	-
Non-owner occupied	1,566	1,752	1,705	5,023	265,203	-
Construction and development
Land and land development	1,539	116	16,392	18,047	74,988	344
Construction	106	-	979	1,085	1,851	-
Residential mortgage
Non-jumbo	4,730	1,624	2,336	8,690	213,043	-
Jumbo	699	-	13,965	14,664	46,871	-
Home equity	-	223	91	314	50,584	-
Consumer	381	144	85	610	21,715	-
Other	-	-	-	-	2,762	-
Total	$14,166	$4,380	$38,761	$57,307	$925,921	$344

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2012, December 31, 2011 and March 31, 2011.

Dollars in thousands	3/31/2012	12/31/2011	3/31/2011
Commercial	$2,477	$3,260	$2,186
Commercial real estate
Owner-occupied	1,989	2,815	3,785
Non-owner occupied	2,293	4,348	1,499
Construction and development
Land & land development	21,287	22,362	8,358
Construction	887	979	201
Residential mortgage
Non-jumbo	4,583	3,683	4,908
Jumbo	12,621	13,966	927
Home equity	550	538	508
Consumer	81	145	197
Other	-	-	-
Total	$46,768	$52,096	$22,569

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

The table below sets forth information about our impaired loans.

Loan Category	03/31/2012	12/31/2011	03/31/2011	Method used to measure impairment
Commerical	$2,998	$2,969	$1,436	Fair value of collateral
Commerical real estate
Owner-occupied	11,263	9,698	8,393	Fair value of collateral
	2,724	2,580	2,618	Discounted cash flow
Non-owner occupied	10,375	9,790	4,455	Fair value of collateral
	-	-	530	Discounted cash flow
Construction and development
Land & land development	35,746	29,862	22,130	Fair value of collateral
	656	-	-	Discounted cash flow
Construction	735	735	92	Fair value of collateral
Residential mortgage
Non-jumbo	4,692	4,488	5,906	Fair value of collateral
	1,252	372	577	Discounted cash flow
Jumbo	19,899	18,147	15,401	Fair value of collateral
Home equity	353	407	210	Fair value of collateral
Consumer	329	8	-	Fair value of collateral
Total	$91,022	$79,056	$61,748

The following tables present loans individually evaluated for impairment at March 31, 2012, December 31, 2011 and March 31, 2011.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2012
				Average		Interest Income
	Recorded	Unpaid	Related	Impaired		Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance		while impaired

Without a related allowance
Commercial	$2,307	$2,306	$-	$1,697		$30
Commercial real estate
Owner-occupied	11,036	11,045	-	9,004		335
Non-owner occupied	6,307	6,308	-	6,046		305
Construction and development
Land & land development	18,732	18,732	-	10,920		334
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	3,876	3,886	-	3,139		99
Jumbo	15,661	15,662	-	14,621		200
Home equity	191	191		191		11
Consumer	293	293	-	11		1
Total without a related allowance	$58,403	$58,423	$-	$45,629		$1,315

With a related allowance
Commercial	$692	$692	$203	$692		$4
Commercial real estate
Owner-occupied	2,941	2,942	140	2,942		141
Non-owner occupied	4,065	4,067	439	3,366		116
Construction and development
Land & land development	17,667	17,670	3,070	16,148		65
Construction	735	735	419	-		-
Residential real estate
Non-jumbo	2,056	2,058	574	892		34
Jumbo	4,227	4,237	753	2,243		1
Home equity	162	162	111	162		-
Consumer	36	36	1	-		-
Total with a related allowance	$32,581	$32,599	$5,710	$26,445		$361

Total
Commercial	$64,482	$64,497	$4,271	$50,815		$1,330
Residential real estate	26,173	26,196	1,438	21,248	-	345
Consumer	329	329	1	11		1
Total	$90,984	$91,022	$5,710	$72,074		$1,676

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
				Average		Interest Income
	Recorded	Unpaid	Related	Impaired		Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance		while impaired

Without a related allowance
Commercial	$2,074	$2,076	$-	$874		$10
Commercial real estate
Owner-occupied	9,013	9,034	-	8,132		253
Non-owner occupied	5,599	5,600	-	2,891		116
Construction and development
Land & land development	12,128	12,128	-	9,509		346
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	3,697	3,708	-	2,843		68
Jumbo	15,203	15,204	-	12,626		-
Home equity	194	194	-	99		6
Total without a related allowance	$47,908	$47,944	$-	$36,974		$799

With a related allowance
Commercial	$893	$893	$247	$661		$1
Commercial real estate
Owner-occupied	3,244	3,244	465	3,588		143
Non-owner occupied	4,190	4,190	456	3,357		87
Construction and development
Land & land development	17,719	17,734	2,901	8,726		40
Construction	735	735	29	2		-
Residential real estate
Non-jumbo	1,150	1,152	209	706		31
Jumbo	2,943	2,943	275	1,349		-
Home equity	213	213	162	125		2
Consumer	8	8	1	-		-
Total with a related allowance	$31,095	$31,112	$4,745	$18,514		$304

Total
Commercial	$55,595	$55,634	$4,098	$37,740		$996
Residential real estate	23,400	23,414	646	17,748	-	107
Consumer	8	8	1	-		-
Total	$79,003	$79,056	$4,745	$55,488		$1,103

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2011
				Average		Interest Income
	Recorded	Unpaid	Related	Impaired		Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance		while impaired

Without a related allowance
Commercial	$1,422	$1,423	$-	$215		$1
Commercial real estate
Owner-occupied	7,049	7,068	-	1,761		12
Non-owner occupied	1,637	1,638	-	728		8
Construction and development
Land & land development	19,217	19,217	-	5,417		16
Construction	-	-	-	-		-
Residential real estate
Non-jumbo	4,055	4,077	-	2,439		19
Jumbo	13,128	13,129	-	4,376		75
Home equity	-	-	-	-		-
Total without a related allowance	$46,508	$46,552	$-	$14,936		$131

With a related allowance
Commercial	$14	$14	$14	$-		$-
Commercial real estate
Owner-occupied	3,943	3,943	280	2,198		12
Non-owner occupied	3,341	3,347	470	721		7
Construction and development
Land & land development	2,912	2,912	1,160	2,352		3
Construction	92	92	5	1		-
Residential real estate
Non-jumbo	2,404	2,406	681	718		6
Jumbo	2,272	2,272	448	757		-
Home equity	210	210	210	178		-
Total with a related allowance	$15,188	$15,196	$3,268	$6,925		$28

Total
Commercial	$39,627	$39,654	$1,929	$13,393		$59
Residential real estate	22,069	22,094	1,339	8,468	-	100
Total	$61,696	$61,748	$3,268	$21,861		$159

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are TDRs of $47,837,000 and $47,770,000 at March 31, 2012 and December 31, 2011, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended
	March 31, 2012
		Pre-modification	Post-modification
	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment
Commercial	2	$1,031	$1,039
Commercial real estate
Owner-occupied	-	-	-
Non-owner occupied	1	336	350
Construction and development
Land & land development	-	-	-
Construction	-	-	-
Residential real estate
Non-jumbo	1	60	62
Jumbo	-	-	-
Home equity	-	-	-
Consumer	1	38	38
Total	5	$1,465	$1,489

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended
	March 31, 2012
	Number	Recorded
	of	Investment
dollars in thousands	Defaults	at Default Date
Commercial	-	$-
Commercial real estate
Owner-occupied	1	521
Non-owner occupied	-	-
Construction and development
Land & land development	2	1,191
Construction	-	-
Residential real estate
Non-jumbo	1	258
Jumbo	3	4,727
Home equity	-	-
Consumer	-	-
Total	7	$6,697

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Pass	$44,723	$47,521	$1,261	$1,886	$85,626	$84,225	$138,422	$143,845	$258,250	$253,319
OLEM (Special Mention)	8,305	18,615	-	-	6,398	6,889	4,157	5,474	12,231	10,421
Substandard	35,184	26,899	887	1,049	7,362	7,910	10,949	9,435	5,246	6,486
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$88,212	$93,035	$2,148	$2,935	$99,386	$99,024	$153,528	$158,754	$275,727	$270,226

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2012	12/31/2011	3/31/2011	3/31/2012	12/31/2011	3/31/2011
Residential real estate
Non-jumbo	$214,902	$218,050	$228,400	$4,583	$3,683	$4,908
Jumbo	50,215	47,570	60,951	12,621	13,965	927
Home Equity	50,334	50,360	49,991	550	538	508
Consumer	21,493	22,180	22,771	81	145	197
Other	2,540	2,762	4,326	-	-	-
Total	$339,484	$340,922	$366,439	$17,835	$18,331	$6,540

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month periods ended March 30, 2012 and 2011, and for the year ended December 31, 2011 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2012	2011	2011

Balance, beginning of year	$17,712	$17,224	$17,224
Losses:
Commercial	31	1,827	506
Commercial real estate
Owner occupied	283	-	508
Non-owner occupied	395	-	78
Construction and development
Land and land development	365	-	3,568
Construction	-	-	-
Residential real estate
Non-jumbo	126	860	3,178
Jumbo	87	643	1,511
Home equity	-	-	346
Consumer	32	55	162
Other	20	10	86
Total	1,339	3,395	9,943
Recoveries:
Commercial	2	28	35
Commercial real estate
Owner occupied	3	-	37
Non-owner occupied	8	9	55
Construction and development
Land and land development	5	2	43
Construction	-	-	-
Real estate - mortgage
Non-jumbo	19	11	83
Jumbo	9	1	14
Home equity	60	1	1
Consumer	14	50	112
Other	29	2	51
Total	149	104	431
Net losses	1,190	3,291	9,512
Provision for loan losses	2,001	3,000	10,000
Balance, end of year	$18,523	$16,933	$17,712

Activity in the allowance for loan losses by loan class during the first three months of 2012 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,261	$120	$770	$1,335	$3,283	$2,587	$1,331	$831	$161	$33	$17,712
Charge-offs	365	-	31	283	395	126	87	-	32	20	1,339
Recoveries	5	-	2	3	8	19	9	60	14	29	149
Provision	242	368	(2)	5	485	274	733	(83)	(6)	(15)	2,001
Ending balance	$7,143	$488	$739	$1,060	$3,381	$2,754	$1,986	$808	$137	$27	$18,523

Allowance related to:
Loans individually
evaluated for impairment	$3,070	$418	$203	$140	$439	$574	$753	$111	$2	$-	$5,710
Loans collectively
evaluated for impairment	4,073	70	536	920	2,942	2,180	1,233	697	135	27	12,813
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$7,143	$488	$739	$1,060	$3,381	$2,754	$1,986	$808	$137	$27	$18,523

Loans
Loans individually
evaluated for impairment	$36,402	$735	$2,998	$13,986	$14,585	$5,944	$15,689	$353	$330	$-	$91,022
Loans collectively
evaluated for impairment	51,810	1,413	96,388	139,542	261,142	213,541	47,147	50,531	21,244	2,540	$885,298
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$88,212	$2,148	$99,386	$153,528	$275,727	$219,485	$62,836	$50,884	$21,574	$2,540	$976,320

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2012 and other intangible assets by reporting unit at March 31, 2012 and December 31, 2011.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2012	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, March 31, 2012	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2012			December 31, 2011
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,952	-	1,952	1,914	-	1,914
Net carrying amount	$315	$-	$315	$353	$-	$353

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	950	950	-	900	900
Net carrying amount	$-	$2,050	$2,050	$-	$2,100	$2,100

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2012 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2012 through 2014.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2012 and 2011 and December 31, 2011:

	March 31,	December 31,	March 31,
Dollars in thousands	2012	2011	2011
Demand deposits, interest bearing	$172,506	$158,483	$153,283
Savings deposits	212,402	208,809	212,502
Retail time deposits	312,459	328,082	363,712
Wholesale deposits	225,856	232,471	245,887
Total	$923,223	$927,845	$975,384

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Wholesale deposits represent certificates of deposit acquired through a third party or bulletin board listing services on the internet.

A summary of the scheduled maturities for all time deposits as of March 31, 2012 is as follows:

Dollars in thousands
Nine month period ending December 31, 2012	$168,446
Year ending December 31, 2013	131,357
Year ending December 31, 2014	52,088
Year ending December 31, 2015	53,098
Year ending December 31, 2016	78,943
Thereafter	54,383
$538,315

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2012:

Dollars in thousands	Amount	Percent
Three months or less	$37,350	10.2%
Three through six months	19,854	5.4%
Six through twelve months	61,822	16.9%
Over twelve months	247,168	67.5%
Total	$366,194	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2012
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$15,000	$-	$956
Average balance outstanding for the period	13,379	-	956
Maximum balance outstanding at
any month end during period	15,000	-	956
Weighted average interest rate for the period	0.17%	0.00%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.23%	0.00%	0.25%

	Year Ended December 31, 2011
			Federal Funds
	Short-term	Short-Term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$15,000	$-	$956
Average balance outstanding for the period	2,753	531	954
Maximum balance outstanding at
any month end during period	15,000	1,233	956
Weighted average interest rate for the period	0.17%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.15%	0.00%	0.25%

	Three Months Ended March 31, 2011
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at March 31	$-	$925	$954
Average balance outstanding for the period	-	781	953
Maximum balance outstanding at
any month end during period	-	925	953
Weighted average interest rate for the period	0.00%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.00%	0.15%	0.25%

Long-term borrowings:  Our long-term borrowings of $267,121,000, $270,254,000 and $283,516,000 at March 31, 2012, December 31, 2011, and March 31, 2011 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

			Balance at
	Balance at March 31,		December 31,
Dollars in thousands	2012	2011	2011
Long-term FHLB advances	$157,643	$162,233	$160,325
Long-term reverse repurchase agreements	100,000	110,000	100,000
Term loan	9,478	11,283	9,929
Total	$267,121	$283,516	$270,254

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2012 was 3.97% compared to 4.15% for the first three months of 2011.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at March 31, 2012, December 31, 2011, and March 31, 2011.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at March 31, 2012, December 31, 2011, and March 31, 2011.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2012	$64,304	$-	$-
	2013	41,898	-	-
	2014	83,429	-	-
	2015	1,909	10,000	-
	2016	1,911	-	-
	Thereafter	73,670	6,800	19,589
		$267,121	$16,800	$19,589

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first three months of 2012 or 2011.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2012 and 2011, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	317,180	$18.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(22,800)	5.12	-	-
Outstanding, March 31	294,380	$19.18	317,180	$18.17

Other information regarding options outstanding and exercisable at March 31, 2012 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	41,350	$5.16	3.14	$9	37,350	$5.44	$-
6.01 - 10.00	33,680	9.20	4.34	-	31,880	9.37	-
10.01 - 17.50	2,300	17.43	1.92	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	4.75	-	51,200	17.79	-
20.01 - 25.93	165,750	25.15	3.58	-	165,750	25.15	-

	294,380	19.18		$9	288,480	19.49	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$46,638
Construction loans	13,311
Other loans	31,328
Standby letters of credit	1,669
Total	$92,946

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2012, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to risk weighted assets)
Summit	$137,469	13.3%	$82,725	8.0%	$103,407	10.0%
Summit Community	144,207	14.0%	82,573	8.0%	103,216	10.0%
Tier I Capital (to risk weighted assets)
Summit	111,566	10.8%	41,363	4.0%	62,044	6.0%
Summit Community	131,104	12.7%	41,286	4.0%	61,930	6.0%
Tier I Capital (to average assets)
Summit	111,566	7.8%	57,393	4.0%	71,741	5.0%
Summit Community	131,104	9.2%	57,313	4.0%	71,642	5.0%

As of December 31, 2011
Total Capital (to risk weighted assets)
Summit	136,060	13.0%	83,617	8.0%	104,522	10.0%
Summit Community	142,329	13.6%	83,604	8.0%	104,505	10.0%
Tier I Capital (to risk weighted assets)
Summit	109,989	10.5%	41,809	4.0%	62,713	6.0%
Summit Community	129,058	12.3%	41,802	4.0%	62,703	6.0%
Tier I Capital (to average assets)
Summit	109,989	7.6%	58,031	4.0%	72,538	5.0%
Summit Community	129,058	8.9%	57,995	4.0%	72,493	5.0%

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

Additional information regarding the MOU’s is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2011.

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for all centralized functions that are performed by the parent, including overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

	Three Months Ended March 31, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,467	$-	$(449)	$-	$10,018
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,466	-	(449)	-	8,017
Other income	528	1,175	261	(261)	1,703
Other expenses	6,361	1,004	435	(261)	7,539
Income (loss) before income taxes	2,633	171	(623)	-	2,181
Income tax expense (benefit)	625	69	(211)	-	483
Net income (loss)	2,008	102	(412)	-	1,698
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$2,008	$102	$(606)	$-	$1,504
Intersegment revenue (expense)	$(236)	$(25)	$261	$-	$-
Average assets	$1,500,416	$6,367	$152,954	$(217,225)	$1,442,512

	Three Months Ended March 31, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,553	$-	$(451)	$-	$10,102
Provision for loan losses	3,000	-	-	-	3,000
Net interest income after provision for loan losses	7,553	-	(451)	-	7,102
Other income	(2,960)	1,237	1,359	(248)	(612)
Other expenses	5,738	1,027	459	(248)	6,976
Income (loss) before income taxes	(1,145)	210	449	-	(486)
Income tax expense (benefit)	(547)	90	219	-	(238)
Net income (loss)	(598)	120	230	-	(248)
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$(598)	$120	$156	$-	$(322)
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,535,822	$6,680	$140,288	$(210,555)	$1,472,235

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2011 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 2.80% for the first three months in 2012 compared to the same period of 2011 while our net interest earnings on a tax equivalent basis increased 0.61%.  Our tax equivalent net interest margin increased 9 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2012	2011
Community banking	$2,007	$(598)
Insurance	102	120
Parent and other	(605)	156
Consolidated net income (loss)	$1,504	$(322)

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2011 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the consolidated financial statements of our 2011 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2011 Annual Report on Form 10-K.

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

Deferred Income Tax Assets:  At March 31, 2012, we had net deferred tax assets of $12.0 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2012 increased to $1,504,000, or $0.18 per diluted share as compared to a net loss of $322,000 or $0.04 per diluted share for the same period of 2011.  Earnings were negatively impacted for all periods by continued high provisions for loan losses due to our continued increased nonperforming loans, write-downs of foreclosed properties to their estimated fair values,

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

and other-than-temporary impairment of securities.  The provision for loan losses was $2.0 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.  Included in earnings for the three months ended March 31, 2012 was $1.2 million of realized securities gains, $1.9 million of charges resulting from the write down of a portion of our foreclosed properties to fair value and $229,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first three months of 2012 were 7.13% and 0.47%, respectively, compared with (1.14%) and (0.07%) for the same period of 2011.

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

Our net interest income on a fully tax-equivalent basis totaled $10,430,000 for the three months ended March 31, 2012 compared to $10,367,000 for the same period of 2011, representing an increase of $63,000 or 0.61%.  While our earnings on interest earning assets decreased, this decrease was more than offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 2.80% from $1,350,338,000 during the first three months of 2011 to $1,312,524,000 for the first three months of 2012.  Average interest bearing liabilities declined 4.03% from $1,294,179,000 at March 31, 2011 to $1,242,036,000 at March 31, 2012, at an average yield for the first three months of 2012 of 2.20% compared to 2.54% for the same period of 2011.

Our consolidated net interest margin increased to 3.20% for the three months ended March 31 2012, compared to 3.11% for the same period in 2011. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended March 31, 2012 compared to March 31, 2011, the yields on earning assets decreased 28 basis points, while the cost of our interest bearing funds decreased by 34 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$973,862	$14,279	5.90%	$1,001,347	$15,083	6.11%
Tax-exempt (2)	7,248	130	7.21%	4,940	98	8.05%
Securities
Taxable	234,973	1,697	2.90%	269,858	2,609	3.92%
Tax-exempt (2)	71,559	1,092	6.14%	37,827	658	7.05%
Federal funds sold and interest
bearing deposits with other banks	24,882	11	0.18%	36,366	17	0.19%
Total interest earning assets	1,312,524	17,209	5.27%	1,350,338	18,465	5.55%

Noninterest earning assets
Cash & due from banks	4,073			4,036
Premises and equipment	21,978			22,977
Other assets	122,188			113,000
Allowance for loan losses	(18,251)			(18,116)
Total assets	$1,442,512			$1,472,235

Interest bearing liabilities
Interest bearing demand deposits	$160,147	$82	0.21%	$148,263	$100	0.27%
Savings deposits	211,783	381	0.72%	197,638	501	1.03%
Time deposits	550,689	3,250	2.37%	623,318	4,142	2.69%
Short-term borrowings	14,390	7	0.20%	1,734	1	0.23%
Long-term borrowings
and capital trust securities	305,027	3,059	4.03%	323,226	3,354	4.21%
Total interest bearing liabilities	1,242,036	6,779	2.20%	1,294,179	8,098	2.54%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	87,000			78,023
Other liabilities	8,850			9,634
Total liabilities	1,337,886			1,381,836

Shareholders' equity - preferred	9,326			3,519
Shareholders' equity - common	95,300			86,880
Total liabilities and
shareholders' equity	$1,442,512			$1,472,235
Net interest earnings		$10,430			$10,367
Net yield on interest earning assets			3.20%			3.11%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $412,000 and $265,000 for the periods ended
March 31, 2012 and March 31 2011, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2012 versus March 31, 2011
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(355)	$(449)	$(804)
Tax-exempt	43	(11)	32
Securities
Taxable	(303)	(609)	(912)
Tax-exempt	528	(94)	434
Federal funds sold and interest
bearing deposits with other banks	(5)	(1)	(6)
Total interest earned on
interest earning assets	(92)	(1,164)	(1,256)

Interest paid on:
Interest bearing demand
deposits	8	(26)	(18)
Savings deposits	35	(155)	(120)
Time deposits	(441)	(451)	(892)
Short-term borrowings	6	-	6
Long-term borrowings and capital
trust securities	(170)	(125)	(295)
Total interest paid on
interest bearing liabilities	(562)	(757)	(1,319)

Net interest income	$470	$(407)	$63

Noninterest Income

Total noninterest income increased to $1,703,000 for the first three months of 2012, compared to a loss of $482,000 for the same period of 2011, with other-than-temporary impairment charges on securities and writedowns of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2012	2011
Insurance commissions	$1,158	$1,242
Service fees	1,014	888
Realized securities gains (losses)	1,165	1,628
Other-than-temporary impairment of securities	(229)	(1,228)
Gain (loss) on sale of assets	(77)	71
Bank owned life insurance income	275	130
Writedown of foreclosed properties	(1,912)	(3,443)
Other	309	230
Total	$1,703	$(482)

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first three months of 2012, we recorded non-cash other-than temporary impairment charges of $229,000 related to certain residential mortgage-backed securities which we continue to own.

Writedown of foreclosed properties:  During the first three months of 2012, we recorded $1,912,000 in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

Noninterest Expense

Total noninterest expense increased approximately 6.1% for the three months ended March 31, 2012, as compared to the same period in 2011.  While professional fees, primarily related to complex collection issues relative to our problem assets, continue to increase, FDIC premiums are lower in 2012 due to our lower deposit base and a change in the assessment base used in calculating FDIC premiums that became effective during second quarter 2011.  Other expenses are higher in 2012 due to the refund during first quarter 2011 of Virginia business franchise taxes paid or accrued for due to an allowable credit for property taxes paid on foreclosed properties in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2012	$	%	2011
Salaries, commissions, and employee benefits	$3,901	$(71)	-1.8%	$3,972
Net occupancy expense	479	(30)	-5.9%	509
Equipment expense	594	14	2.4%	580
Professional fees	304	108	55.1%	196
Amortization of intangibles	88	-	0.0%	88
FDIC premiums	522	(171)	-24.7%	693
OREO expense	374	(60)	-13.8%	434
Other	1,277	643	101.4%	634
Total	$7,539	$433	6.1%	$7,106

Credit Experience

Due to continued recessionary economic conditions, borrowers have in many cases been unable to refinance their loans to a range of factors including declining property values and elevated unemployment levels.  As a result, we have experienced higher delinquencies and nonperforming assets, particularly with regard to our construction & development , residential real estate, and commercial real estate loan portfolios.  It is not known when the housing market will stabilize.  Management anticipates loan delinquencies will remain higher than historical levels in the near term, and we anticipate that nonperforming assets will remain elevated for the foreseeable future.

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

We recorded $2,001,000 and $3,000,000 provisions for loan losses for the first three months of 2012 and 2011, respectively.  This decline is a result of lower levels of specific reserves, based upon the fair value of collateral method in measuring impairment, necessary on newly identified impaired loans at March 31, 2012 compared to March 31, 2011.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

As illustrated in Table V below, our non-performing assets have increased during the past 12 months.

Table V - Summary of Non-Performing Assets

Dollars in thousands	March 31,		December 31,
	2012	2011	2011
Accruing loans past due 90 days or more	$-	$9	$344
Nonaccrual loans
Commercial	2,477	2,186	3,260
Commercial real estate	4,282	5,284	7,163
Commercial construction and development	799	131	1,052
Residential construction and development	21,375	8,428	22,289
Residential real estate	17,754	6,343	18,187
Consumer	81	197	145
Total nonaccrual loans	46,768	22,569	52,096
Foreclosed properties
Commercial	-	597	-
Commercial real estate	14,703	13,738	15,721
Commercial construction and development	17,377	16,918	17,101
Residential construction and development	25,724	32,002	27,877
Residential real estate	3,780	3,706	3,239
Consumer	-	-	-
Total foreclosed properties	61,584	66,961	63,938
Repossessed assets	266	262	263
Total nonperforming assets	$108,618	$89,801	$116,641
Total nonperforming loans as a
percentage of total loans	4.79%	2.26%	5.33%
Total nonperforming assets as a
percentage of total assets	7.52%	6.06%	8.04%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2012 and 2011.

Table VI - Foreclosed Property Activity	For the Three Months Ended
	March 31,
Dollars in thousands	2012	2011
Balance January 1	$63,938	$70,235
Acquisitions	1,084	1,707
Improvements	212	126
Disposals	(1,319)	(1,664)
Writedowns to fair value	(1,912)	(3,443)
Reclassification of covered loans	(419)	-
Balance March 31	$61,584	$66,961

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at March 31, 2012.

Table VII - Significant Nonperforming Loan Relationships
March 31, 2012
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Hardy Co., WV	Residential subdivision & residential building lots	Apr. 2008	Dec. 2011	$1,232	Collateral value	$1,827	(1)	$-	$-
Rockingham Co., VA	Residential subdivision	Jun. 2009	Nov. 2011	$1,600	Collateral value	$1,668	(1)	$99	$714
Shenandoah Co. , VA	Residential subdivision & residential building lot	Sept. 2005 & Feb. 2009	Dec. 2011	$1,845	Collateral value	$1,316	(1)	$765	$-
Shenandoah Co., VA	Residential Building Lots & One Commercial Lot	Feb. 2008	Jan. 2012	$1,539	Collateral value	$1,200	(1)	$459	$-
Shenandoah Co., & Frederick Co., VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$2,116	Collateral value	$2,020	(1)	$381	$-
Faquier Co., VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,621	Collateral value	$16,714	(1)	$414	$-
Howard County, MD	7 Single family residences	Aug., Sept., Oct. & Dec. 2008 & Feb. 2009	Feb. 2012	$1,118	Collateral value	$843	(3)	$388	$-
Jefferson Co., WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,378	Collateral value	$9,666	(1)	$771	$-
Rockingham Co., VA	Residential Subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$2,137	Collateral value	$1,792	(1)	$504	$-
Kanawha Co., WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,246	Collateral value	$1,653	(2)	$31	$-

(1) - Values are based upon recent external appraisal.
(2) - Value is based upon current appraisal on the real estate and most recent estimate on business assets.
(3) - Value is based upon 2012 tax assessements.

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of March 31, 2012, approximately 64% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At March 31, 2012, December 31, 2011, and March 31, 2011, our allowance for loan losses totaled $18,523,000, or 1.89% of total loans, $17,712,000, or 1.80% of total loans and $16,933,000, or 1.70% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At March 31, 2012, December 31, 2011, and March 31, 2011, we had approximately $61,584,000, $63,938,000 and $66,961,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,444,365,000 at March 31, 2012, compared to $1,450,121,000 at December 31, 2011, representing a 0.40% decrease.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2011 and March 31, 2012.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
Dollars in thousands	2011	Amount	Percentage	2012
Assets
Securities available for sale	$286,599	5,403	1.9%	$292,002
Loans, net of unearned interest	983,228	(6,908)	-0.7%	976,320

Liabilities
Deposits	$1,016,500	$(5,361)	-0.5%	$1,011,139
Short-term borrowings	15,956	-	0.0%	15,956
Long-term borrowings	270,254	(3,133)	-1.2%	267,121
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased slightly and securities increased 1.9% during the first three months of 2012.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits decreased approximately $5.4 million during the first three months of 2012; wholesale deposits decreased approximately $6.6 million while retail deposits increased approximately $1.2 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first three months of 2012.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2012 and December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $378.4 million or 26.2% of total consolidated assets at March 31, 2012.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $310 million.  As of March 31, 2012 and December 31, 2011, these advances totaled approximately $173 million and $175 million, respectively.  At March 31, 2012, we had additional borrowing capacity of $138 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2012 was approximately $101 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $378 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present cash reserves in excess of $5.5 million available for capital infusion into Summit Community.

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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $273 million aside from its FHLB line, which would result in a funding source of approximately $226 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $378 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2012 totaled $104,399,000 compared to $102,566,000 at December 31, 2011.

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

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term bank borrowing, we currently have sufficient cash on hand to continue to service our subordinated debentures and term bank borrowing obligations as well as the dividend payments on our preferred stock through at least 2013.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2012.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

.
Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2012	$64,304	$-	$183
2013	41,898	-	235
2014	83,429	-	175
2015	11,909	-	21
2016	1,911	-	-
Thereafter	80,470	19,589	-
Total	$283,921	$19,589	$614

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2012 are presented in the following table.

Table X - Off-Balance Sheet Arrangements
March 31,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$46,638
Construction loans	13,311
Other loans	31,328
Standby letters of credit	1,669
Total	$92,946

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2012.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	1.37%	4.52%
Up 100 (1)	-2.14%	-0.95%
Up 200 (1)	-4.35%	-2.82%
Up 400 (2)	-4.35%	-4.11%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2012, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2012 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Julie R. Cook,
Vice President and Chief Accounting Officer

Date: May 3, 2012

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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