Form 10-Q
period 2012-06-30
SUMMIT FINANCIAL GROUP INC
filed 2012-08-10
CIK 811808

                                  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.
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
Common Stock, $2.50 par value
7,425,472 shares outstanding as of August 6, 2012

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2012 (unaudited), December 31, 2011, and June 30, 2011 (unaudited)	4

		Consolidated statements of income for the three and six months ended June 30, 2012 and 2011 (unaudited)	5

		Consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 (unaudited)	6

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2012 and 2011 (unaudited)	7

		Consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-41

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42-58

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

	Item 4.	Controls and Procedures	58

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	59

SIGNATURES		60

EXHIBIT INDEX		61

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2012	2011	2011
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,266	$4,398	$4,515
Interest bearing deposits with other banks	14,288	28,294	24,658
Securities available for sale	289,151	286,599	295,806
Other investments	17,506	19,146	20,951
Loans held for sale, net	622	-	405
Loans, net	948,294	965,516	971,127
Property held for sale	60,068	63,938	66,188
Premises and equipment, net	21,470	22,084	22,587
Accrued interest receivable	5,515	5,784	5,743
Intangible assets	8,475	8,651	8,826
Cash surrender value of life insurance policies	29,808	29,284	28,762
Other assets	16,978	16,427	18,418
Total assets	$1,416,441	$1,450,121	$1,467,986

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$96,172	$88,655	$85,964
Interest bearing	905,498	927,845	960,130
Total deposits	1,001,670	1,016,500	1,046,094
Short-term borrowings	10,957	15,956	2,047
Long-term borrowings	253,635	270,254	282,631
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,083	8,456	8,966
Total liabilities	1,310,734	1,347,555	1,376,127

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued June 2012 and December 2011 - 12,000 shares	5,807	5,807	-
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2012 and
2011 - 7,425,472 shares	24,519	24,518	24,516
Retained earnings	67,126	64,904	61,711
Accumulated other comprehensive income	4,736	3,818	2,113
Total shareholders' equity	105,707	102,566	91,859

Total liabilities and shareholders' equity	$1,416,441	$1,450,121	$1,467,986

(*) - December 31, 2011 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2012	2011	2012	2011
Interest income
Interest and fees on loans
Taxable	$13,960	$14,892	$28,239	$29,967
Tax-exempt	81	64	167	129
Interest and dividends on securities
Taxable	1,553	2,574	3,252	5,183
Tax-exempt	671	551	1,393	985
Interest on interest bearing deposits with other banks	12	28	24	45
Total interest income	16,277	18,109	33,075	36,309
Interest expense
Interest on deposits	3,359	4,667	7,073	9,410
Interest on short-term borrowings	10	1	16	2
Interest on long-term borrowings and subordinated debentures	2,937	3,281	5,997	6,635
Total interest expense	6,306	7,949	13,086	16,047
Net interest income	9,971	10,160	19,989	20,262
Provision for loan losses	2,001	3,000	4,002	6,000
Net interest income after provision for loan losses	7,970	7,160	15,987	14,262
Other income
Insurance commissions	1,141	1,142	2,299	2,384
Service fees related to deposit accounts	1,075	1,057	2,089	1,945
Realized securities gains	320	318	1,485	1,946
Gain (loss) on sale of assets	(523)	76	(599)	147
Write-down of foreclosed properties	(1,631)	(689)	(3,543)	(4,132)
Other	552	484	1,135	845
Total other-than-temporary impairment loss on securities	(370)	(1,304)	(882)	(3,131)
Portion of loss recognized in other comprehensive income	264	771	547	1,370
Net impairment loss recognized in earnings	(106)	(533)	(335)	(1,761)
Total other income	828	1,855	2,531	1,374
Other expense
Salaries, commissions, and employee benefits	3,892	4,055	7,793	8,028
Net occupancy expense	490	481	969	990
Equipment expense	603	581	1,196	1,161
Professional fees	227	193	531	389
Amortization of intangibles	88	88	176	176
FDIC premiums	500	586	1,022	1,279
Foreclosed properties expense	248	412	623	846
Other	1,247	1,376	2,525	2,010
Total other expense	7,295	7,772	14,835	14,879
Income before income taxes	1,503	1,243	3,683	757
Income tax expense	590	338	1,073	100
Net Income	913	905	2,610	657
Dividends on preferred shares	194	74	388	148
Net Income applicable to common shares	$719	$831	$2,222	$509

Basic earnings per common share	$0.10	$0.11	$0.30	$0.07
Diluted earnings per common share	$0.09	$0.11	$0.27	$0.07

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	June 30,
Dollars in thousands	2012	2011
Net income	$913	$905
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $264, net of deferred
taxes of $100; 2011 - $771, net of deferred taxes of $293	(164)	(478)
Net unrealized gain on available for sale debt securities of:
2012 - $1,213 net of deferred taxes of $461 and reclassification adjustment for net realized gains included in net income of $320; 2011 - $3,823, net of deferred taxes of $1,453 and reclassification adjustment for net realized
gains included in net income of $318	752	2,370
Total comprehensive income	$1,501	$2,797

	For the Six Months Ended
	June 30,
Dollars in thousands	2012	2011
Net income	$2,610	$657
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $547, net of deferred
taxes of $208; 2011 - $1,370, net of deferred taxes of $521	(339)	(849)
Net unrealized gain on available for sale debt securities of:
2012 - $2,027 net of deferred taxes of $770 and reclassification adjustment for net realized gains included in net income of $1,487; 2011 - $3,823, net of deferred taxes of $1,453 and reclassification adjustment for net realized
gains included in net income of $1,946	1,257	2,370
Total comprehensive income	$3,528	$2,178

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income	Equity

Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Six Months Ended June 30, 2012
Comprehensive income:
Net income	-	-	-	2,610	-	2,610
Other comprehensive income					918	918
Total comprehensive income						3,528
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(148)	-	(148)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(240)	-	(240)

Balance, June 30, 2012	$3,519	$5,807	$24,519	$67,126	$4,736	$105,707

Balance, December 31, 2010	$3,519	$-	$24,508	$61,201	$593	$89,821
Six Months Ended June 30, 2011
Comprehensive income:
Net income	-	-	-	657	-	657
Other comprehensive income					1,521	1,521
Total comprehensive income						2,178
Stock compensation expense	-	-	8	-	-	8
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(148)	-	(148)

Balance, June 30, 2011	$3,519	$-	$24,516	$61,710	$2,114	$91,859

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2012	2011
Cash Flows from Operating Activities
Net income	$2,610	$657
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	676	709
Provision for loan losses	4,002	6,000
Stock compensation expense	1	8
Deferred income tax (benefit)	(586)	(1,840)
Loans originated for sale	(4,875)	(4,918)
Proceeds from loans sold	4,253	4,856
Securities (gains)	(1,485)	(1,946)
Other-than-temporary impairment of securities	335	1,761
(Gain) loss on disposal of assets	599	(147)
Write down of foreclosed properties	3,543	4,132
Amortization of securities premiums (accretion of discounts), net	1,882	816
Amortization of goodwill and purchase accounting
adjustments, net	182	181
Decrease in accrued interest receivable	269	136
(Increase) in cash surrender value of bank owned life insurance	(524)	(303)
(Increase) in other assets	(1,244)	(2,027)
Increase (decrease) in other liabilities	(493)	(664)
Net cash provided by operating activities	9,145	7,411
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	14,005	21,039
Proceeds from maturities and calls of securities available for sale	2,736	6,941
Proceeds from sales of securities available for sale	51,798	57,190
Principal payments received on securities available for sale	29,943	29,207
Purchases of securities available for sale	(86,284)	(121,591)
Proceeds from maturities and calls of other investments	-	6,000
Redemption of Federal Home Loan Bank Stock	1,641	1,991
Net principal payments received on loans	8,616	13,959
Purchases of premises and equipment	(62)	(204)
Proceeds from sales of other repossessed assets & property held for sale	5,121	4,927
Purchase of life insurance contracts	-	(15,000)
Net cash provided by (used in) investing activities	27,514	4,459
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	9,601	46,764
Net (decrease) in time deposits	(24,431)	(37,609)
Net increase in short-term borrowings	(4,999)	464
Proceeds from long-term borrowings	-	842
Repayment of long-term borrowings	(16,619)	(22,320)
Dividends paid on preferred stock	(343)	(148)
Net cash provided by (used in) financing activities	(36,791)	(12,007)
(Decrease) in cash and due from banks	(132)	(137)
Cash and due from banks:
Beginning	4,398	4,652
Ending	$4,266	$4,515

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2012	2011

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,344	$16,303
Income taxes	$1,834	$1,929

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$5,025	$4,232

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

The results of operations for the quarter ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2011 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2011 and June 30, 2011, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective January 1, 2012 and did not have a significant impact on our financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective January 1, 2012 and did not have a significant impact on our financial statements.

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, amends Topic 350, Intangibles – Goodwill and Other, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210),  requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning January 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 became effective for us on January 1, 2012 and did not have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When a collateral-dependent loan is identified as impaired, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral. As of June 30, 2012, the appraised values of the underlying collateral for our collateral-dependent impaired loans which had a related specific allowance or prior charge-off was in excess of the total fair value by $9,074,000.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$18,663	$-	$18,663	$-
Mortgage backed securities:
Government sponsored agencies	161,167	-	161,167	-
Nongovernment sponsored entities	23,261	-	23,261	-
State and political subdivisions	8,656	-	8,656	-
Corporate debt securities	1,840	-	1,840	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	72,518	-	72,518	-
Tax-exempt mortgage-backed securities	2,969	-	2,969	-
Total available for sale securities	$289,151	$-	$289,151	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,747	$-	$8,747	$-
Mortgage backed securities:
Government sponsored agencies	155,505	-	155,505	-
Nongovernment sponsored entities	34,428	-	34,428	-
State and political subdivisions	4,571	-	4,571	-
Corporate debt securities	817	-	817	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,326	-	79,326	-
Tax-exempt mortgage backed securities	3,128	-	3,128	-
Total available for sale securities	$286,599	$-	$286,599	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2012.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$622	$-	$622	$-

Impaired loans
Commercial	$6,641	$-	$-	$6,641
Commercial real estate	25,636	-	13,900	11,736
Construction and development	30,786	-	28,809	1,977
Residential real estate	28,378	-	23,867	4,511
Consumer	41	-	-	41
Total impaired loans	$91,482	$-	$66,576	$24,906

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	12,029	-	12,029	-
Construction and development	44,646	-	43,971	675
Residential real estate	3,393	-	3,393	-
Consumer	-	-	-	-
Total OREO	$60,068	$-	$59,393	$675

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$-	$-	$-	$-

Impaired loans
Commercial	$2,722	$-	$-	$2,722
Commercial real estate	21,148	-	13,777	7,371
Construction and development	27,667	-	25,297	2,370
Residential real estate	22,768	-	18,253	4,515
Consumer	6	-	-	6
Total impaired loans	$74,311	$-	$57,327	$16,984

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	15,721	-	15,721	-
Construction and development	44,978	-	44,303	675
Residential real estate	3,239	-	3,239	-
Consumer	-	-		-
Total OREO	$63,938	$-	$63,263	$675

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at June 30, 2012 of $98,004,000, with a valuation allowance of $6,522,000, resulting in additional provision for loan losses of $541,000 for the six months ended June 30, 2012.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$4,266	$4,266	$4,398	$4,398
Interest bearing deposits with
other banks	14,288	14,288	28,294	28,294
Securities available for sale	289,151	289,151	286,599	286,599
Other investments	17,506	17,506	19,146	19,146
Loans held for sale, net	622	622	-	-
Loans, net	948,294	970,774	965,516	977,782
Accrued interest receivable	5,515	5,515	5,784	5,784
	$1,279,642	$1,302,122	$1,309,737	$1,322,003
Financial liabilities
Deposits	$1,001,670	$1,041,268	$1,016,500	$1,054,093
Short-term borrowings	10,957	10,957	15,956	15,956
Long-term borrowings	253,635	272,685	270,254	291,099
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	2,299	2,299	2,558	2,558
	$1,304,950	$1,363,598	$1,341,657	$1,400,095

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2012			2011
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$913			$905
Less preferred stock dividends	(194)			(74)

Basic EPS	$719	7,425,472	$0.10	$831	7,425,472	$0.11

Effect of dilutive securities:
Stock options	-	2,330		-	-
Series 2011 convertible
preferred stock	120	1,500,000		-	-

Diluted EPS	$839	8,927,802	$0.09	$831	7,425,472	$0.11

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30,
	2012			2011
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$2,610			$657
Less preferred stock dividends	(388)			(148)

Basic EPS	$2,222	7,425,472	$0.30	$509	7,425,472	$0.07

Effect of dilutive securities:
Stock options	-	1,023		-	-
Series 2009 convertible
preferred stock	148	674,545		-	-
Series 2011 convertible
preferred stock	240	1,500,000		-	-

Diluted EPS	$2,610	9,601,040	$0.27	$509	7,425,472	$0.07

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2012 and 2011 totaled 282,980 shares and 312,180 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 for the quarter ended June 30, 2012, and for the quarter ended and six months ended June 30, 2011.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2012, December 31, 2011, and June 30, 2011 are summarized as follows:

	June 30, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$18,000	$665	$2	$18,663
Residential mortgage-backed securities:
Government-sponsored agencies	157,618	3,846	297	161,167
Nongovernment-sponsored agencies	23,188	550	477	23,261
State and political subdivisions	8,672	27	43	8,656
Corporate debt securities	1,951	16	127	1,840
Total taxable debt securities	209,429	5,104	946	213,587
Tax-exempt debt securities:
State and political subdivisions	69,036	3,733	251	72,518
Residential mortgage-backed securities:
Government-sponsored agencies	2,969	-	-	2,969
Total tax-exempt debt securities	72,005	3,733	251	75,487
Equity securities	77	-	-	77
Total available for sale securities	$281,511	$8,837	$1,197	$289,151

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$8,262	$495	$10	$8,747
Residential mortgage-backed securities:
Government-sponsored agencies	152,815	3,460	770	155,505
Nongovernment-sponsored entities	35,246	742	1,560	34,428
State and political subdivisions	4,559	16	4	4,571
Corporate debt securities	999	-	182	817
Total taxable debt securities	201,881	4,713	2,526	204,068
Tax-exempt debt securities
State and political subdivisions	75,371	3,986	31	79,326
Residential mortgage-backed securities	3,109	19	-	3,128
Total tax-exempt debt securities	78,480	4,005	31	82,454
Equity securities	77	-	-	77
Total available for sale securities	$280,438	$8,718	$2,557	$286,599

	June 30, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$14,749	$303	$102	$14,950
Residential mortgage-backed securities:
Government-sponsored agencies	147,619	3,288	296	150,611
Nongovernment-sponsored agencies	44,101	1,459	1,523	44,037
State and political subdivisions	12,411	30	284	12,157
Corporate debt securities	999	-	53	946
Total taxable debt securities	219,879	5,080	2,258	222,701
Tax-exempt debt securities:
State and political subdivisions	72,439	1,151	562	73,028
Total tax-exempt debt securities	72,439	1,151	562	73,028
Equity securities	77	-	-	77
Total available for sale securities	$292,395	$6,231	$2,820	$295,806

The maturities, amortized cost and estimated fair values of securities at June 30, 2012, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$75,249	$76,316
Due from one to five years	99,177	101,506
Due from five to ten years	17,252	17,836
Due after ten years	89,756	93,416
Equity securities	77	77
	$281,511	$289,151

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2012 are as follows:

		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$51,798	$2,736	$29,943	$2,325	$840

During the three and six months ended June 30, 2012 and 2011, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended June 30,		Six Months Ended
In thousands	2012	2011	2012	2011

Total other-than-temporary impairment losses	$(370)	$(1,304)	$(882)	$(3,131)
Portion of loss recognized in
other comprehensive income	264	771	547	1,370
Net impairment losses recognized in earnings	$(106)	$(533)	$(335)	$(1,761)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and six months ended June 30, 2012 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

In thousands	Total	Total
Beginning Balance	$(6,584)	$(6,355)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(106)	(335)
Securities sold during the period	790	790
Ending Balance	$(5,900)	$(5,900)

At June 30, 2012, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at June 30, 2012:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	8.4%	1.6%	11.1%
Constant default rates	5.3%	4.2%	7.9%
Loss severities	47.4%	40.0%	52.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at June
30, 2012 and December 31, 2011, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,012	$(2)	$115	$-	$1,127	$(2)
Residential mortgage-backed securities:
Government-sponsored agencies	43,087	(233)	3,081	(64)	46,168	(297)
Nongovernment-sponsored entities	3,377	(87)	1,447	(70)	4,824	(157)
State and political subdivisions	2,424	(39)	386	(4)	2,810	(43)
Corporate debt securities	-	-	872	(127)	872	(127)
Tax-exempt debt securities
State and political subdivisions	17,029	(251)	-	-	17,029	(251)
Total temporarily impaired securities	66,929	(612)	5,901	(265)	72,830	(877)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	111	(75)	1,743	(245)	1,854	(320)
Total other-than-temporarily
impaired securities	111	(75)	1,743	(245)	1,854	(320)
Total	$67,040	$(687)	$7,644	$(510)	$74,684	$(1,197)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,074	$(10)	$120	$-	$1,194	$(10)
Residential mortgage-backed securities:
Government-sponsored agencies	55,678	(770)	-	-	55,678	(770)
Nongovernment-sponsored entities	5,558	(158)	4,245	(239)	9,803	(397)
State and political subdivisions	-	-	-	-	-	-
Corporate debt securities	-	-	817	(182)	817	(182)
Tax-exempt debt securities
State and political subdivisions	1,418	(29)	1,132	(6)	2,550	(35)
Total temporarily impaired securities	63,728	(967)	6,314	(427)	70,042	(1,394)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	466	(261)	5,638	(902)	6,104	(1,163)
Total other-than-temporarily
impaired securities	466	(261)	5,638	(902)	6,104	(1,163)
Total	$64,194	$(1,228)	$11,952	$(1,329)	$76,146	$(2,557)

We held 70 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at June 30, 2012.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At June 30, 2012, we had $477,000 in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2012	2011	2011
Commercial	$92,060	$99,024	$92,287
Commercial real estate
Owner-occupied	152,347	158,754	180,943
Non-owner occupied	280,891	270,226	242,431
Construction and development
Land and land development	84,383	93,035	94,464
Construction	1,793	2,936	12,223
Residential real estate
Non-jumbo	217,321	221,733	228,205
Jumbo	61,961	61,535	60,817
Home equity	51,693	50,898	50,884
Consumer	21,212	22,325	23,773
Other	2,523	2,762	3,116
Total loans, net of unearned fees	966,184	983,228	989,143
Less allowance for loan losses	17,890	17,712	18,016
Loans, net	$948,294	$965,516	$971,127

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2012 and 2011 and December 31, 2011.

	At June 30, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$367	$20	$2,334	$2,721	$89,339	$-
Commercial real estate
Owner-occupied	1,074	888	590	2,552	149,795	-
Non-owner occupied	480	101	1,287	1,868	279,023	-
Construction and development
Land and land development	1,756	79	12,634	14,469	69,914	-
Construction	-	-	153	153	1,640	-
Residential mortgage
Non-jumbo	3,819	950	3,139	7,908	209,413	-
Jumbo	2,160	1,050	12,592	15,802	46,159	-
Home equity	450	7	69	526	51,167	-
Consumer	329	88	37	454	20,758	-
Other	-	-	-	-	2,523	-
Total	$10,435	$3,183	$32,835	$46,453	$919,731	$-

	At December 31, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$904	$324	$2,544	$3,772	$95,252	$-
Commercial real estate
Owner-occupied	4,241	197	664	5,102	153,652	-
Non-owner occupied	1,566	1,752	1,705	5,023	265,203	-
Construction and development
Land and land development	1,539	116	16,392	18,047	74,988	344
Construction	106	-	979	1,085	1,851	-
Residential mortgage
Non-jumbo	4,730	1,624	2,336	8,690	213,043	-
Jumbo	699	-	13,965	14,664	46,871	-
Home equity	-	223	91	314	50,584	-
Consumer	381	144	85	610	21,715	-
Other	-	-	-	-	2,762	-
Total	$14,166	$4,380	$38,761	$57,307	$925,921	$344

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2012, December 31, 2011 and June 30, 2011.

Dollars in thousands	6/30/2012	12/31/2011	6/30/2011
Commercial	$6,476	$3,260	$2,212
Commercial real estate
Owner-occupied	2,248	2,815	3,848
Non-owner occupied	1,288	4,348	4,245
Construction and development
Land & land development	17,244	22,362	19,069
Construction	153	979	152
Residential mortgage
Non-jumbo	3,449	3,683	4,419
Jumbo	14,752	13,966	3,876
Home equity	349	538	941
Consumer	78	145	128
Other	-	-	2
Total	$46,037	$52,096	$38,892

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	6/30/2012	12/31/2011	6/30/2011	Method used to measure impairment
Commerical	$3,031	$2,969	$1,638	Fair value of collateral
	3,864	-	-	Discounted cash flow
Commerical real estate
Owner-occupied	13,299	9,698	11,103	Fair value of collateral
	2,709	2,580	2,598	Discounted cash flow
Non-owner occupied	9,987	9,790	11,458	Fair value of collateral
	-	-	1,794	Discounted cash flow
Construction and development
Land & land development	33,160	29,862	25,456	Fair value of collateral
	656	-	1,525	Discounted cash flow
Construction	-	735	-	Fair value of collateral
Residential mortgage
Non-jumbo	5,997	4,488	6,516	Fair value of collateral
	1,243	372	1,188	Discounted cash flow
Jumbo	23,653	18,147	15,974	Fair value of collateral
Home equity	360	407	541	Fair value of collateral
Consumer	45	8	38	Fair value of collateral
Total	$98,004	$79,056	$79,829

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at June 30, 2012, December 31, 2011 and June 30, 2011.

	June 30, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$5,938	$5,947	$-	$1,818	$47
Commercial real estate
Owner-occupied	12,893	12,872	-	9,778	359
Non-owner occupied	6,642	6,645	-	6,260	304
Construction and development
Land & land development	17,981	17,982	-	15,696	579
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,810	3,819	-	3,164	140
Jumbo	17,665	17,669	-	15,504	250
Home equity	191	191	-	191	11
Consumer	41	41	-	26	1
Total without a related allowance	$65,161	$65,166	$-	$52,437	$1,691

With a related allowance
Commercial	$948	$948	$254	$879	$4
Commercial real estate
Owner-occupied	3,136	3,136	53	2,854	156
Non-owner occupied	3,341	3,342	306	3,350	115
Construction and development
Land & land development	15,834	15,834	3,029	13,589	114
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,418	3,421	1,095	2,019	57
Jumbo	5,979	5,984	1,634	2,583	25
Home equity	169	169	147	165	7
Consumer	4	4	4	-	-
Total with a related allowance	$32,829	$32,838	$6,522	$25,439	$478

Total
Commercial	$66,713	$66,706	$3,642	$54,224	$1,678
Residential real estate	31,232	31,253	2,876	23,626	490
Consumer	45	45	4	26	1
Total	$97,990	$98,004	$6,522	$77,876	$2,169

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,074	$2,076	$-	$874	$10
Commercial real estate
Owner-occupied	9,013	9,034	-	8,132	253
Non-owner occupied	5,599	5,600	-	2,891	116
Construction and development
Land & land development	12,128	12,128	-	9,509	346
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,697	3,708	-	2,843	68
Jumbo	15,203	15,204	-	12,626	-
Home equity	194	194	-	99	6
Total without a related allowance	$47,908	$47,944	$-	$36,974	$799

With a related allowance
Commercial	$893	$893	$247	$661	$1
Commercial real estate
Owner-occupied	3,244	3,244	465	3,588	143
Non-owner occupied	4,190	4,190	456	3,357	87
Construction and development
Land & land development	17,719	17,734	2,901	8,726	40
Construction	735	735	29	2	-
Residential real estate
Non-jumbo	1,150	1,152	209	706	31
Jumbo	2,943	2,943	275	1,349	-
Home equity	213	213	162	125	2
Consumer	8	8	1	-	-
Total with a related allowance	$31,095	$31,112	$4,745	$18,514	$304

Total
Commercial	$55,595	$55,634	$4,098	$37,740	$996
Residential real estate	23,400	23,414	646	17,748	107
Consumer	8	8	1	-	-
Total	$79,003	$79,056	$4,745	$55,488	$1,103

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$614	$615	$-	$603	$4
Commercial real estate
Owner-occupied	6,991	7,007	-	6,141	84
Non-owner occupied	7,298	7,301	-	691	7
Construction and development
Land & land development	22,302	22,302	-	15,191	94
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	5,095	5,108	-	4,178	62
Jumbo	13,670	13,672	-	12,622	456
Home equity	194	194	-	1	-
Total without a related allowance	$56,164	$56,199	$-	$39,427	$707

With a related allowance
Commercial	$1,023	$1,023	$423	$411	$-
Commercial real estate
Owner-occupied	6,691	6,694	844	3,941	71
Non-owner occupied	5,952	5,951	684	2,491	44
Construction and development
Land & land development	4,679	4,679	1,103	2,650	43
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,595	2,596	691	2,085	23
Jumbo	2,298	2,302	541	1,350	-
Home equity	347	347	326	210	1
Consumer	38	38	12	-	-
Total with a related allowance	$23,623	$23,630	$4,624	$13,138	$182

Total
Commercial	$55,550	$55,572	$3,054	$32,119	$347
Consumer	38	38	12	-	-
Residential real estate	24,199	24,219	1,558	20,446	542
Total	$79,787	$79,829	$4,624	$52,565	$889

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are TDRs of $51,459,000 and $47,770,000 at June 30, 2012 and December 31, 2011, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	1	$77	$78	3	$1,109	$1,117
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	2	2,134	1,757
Construction and development
Land & land development	1	1,789	1,000	1	1,789	1,000
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	3	497	506	5	557	567
Jumbo	3	2,301	2,701	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	1	4	4	2	42	42
Total	9	$4,668	$4,289	16	$7,932	$7,184

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	1	580	2	1,103
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	-	-	-	-
Construction	-	-	-	-
Residential real estate
Non-jumbo	2	384	2	386
Jumbo	2	4,225	3	4,727
Home equity	-	-	-	-
Consumer	1	36	1	36
Total	6	$5,225	8	$6,252

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Pass	$44,538	$47,521	$1,640	$1,886	$77,402	$84,225	$137,289	$143,845	$263,385	$253,319
OLEM (Special Mention)	7,816	18,615	-	-	7,385	6,889	1,737	5,474	13,154	10,421
Substandard	32,029	26,899	153	1,049	7,273	7,910	13,321	9,435	4,352	6,486
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$84,383	$93,035	$1,793	$2,935	$92,060	$99,024	$152,347	$158,754	$280,891	$270,226

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2012	12/31/2011	6/30/2011	6/30/2012	12/31/2011	6/30/2011
Residential real estate
Non-jumbo	$213,872	$218,050	$223,786	$3,449	$3,683	$4,419
Jumbo	47,209	47,570	56,940	14,752	13,965	3,877
Home Equity	51,344	50,360	50,756	349	538	128
Consumer	21,134	22,180	22,832	78	145	941
Other	2,523	2,762	3,116	-	-	-
Total	$336,082	$340,922	$357,430	$18,628	$18,331	$9,365

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2012 and 2011, and for the year ended December 31, 2011 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
Dollars in thousands	2012	2011	2011

Balance, beginning of year	$17,712	$17,224	$17,224
Losses:
Commercial	126	93	506
Commercial real estate
Owner occupied	636	152	508
Non-owner occupied	457	61	78
Construction and development
Land and land development	1,715	1,875	3,568
Construction	368	-	-
Residential real estate
Non-jumbo	480	2,000	3,178
Jumbo	237	1,098	1,511
Home equity	4	-	346
Consumer	65	82	162
Other	41	57	86
Total	4,129	5,418	9,943
Recoveries:
Commercial	4	32	35
Commercial real estate
Owner occupied	24	36	37
Non-owner occupied	13	21	55
Construction and development
Land and land development	14	4	43
Construction	-	-	-
Real estate - mortgage
Non-jumbo	32	27	83
Jumbo	84	1	14
Home equity	60	1	1
Consumer	34	41	112
Other	40	47	51
Total	305	210	431
Net losses	3,824	5,208	9,512
Provision for loan losses	4,002	6,000	10,000
Balance, end of year	$17,890	$18,016	$17,712

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first six months of 2012 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,262	$120	$771	$1,336	$3,283	$2,586	$1,331	$831	$160	$32	$17,712
Charge-offs	1,715	368	126	636	457	480	237	4	65	41	4,129
Recoveries	14	-	4	24	13	32	84	60	34	40	305
Provision	321	339	123	347	275	1,227	1,403	(33)	5	(5)	4,002
Ending balance	$5,882	$91	$772	$1,071	$3,114	$3,365	$2,581	$854	$134	$26	$17,890

Allowance related to:
Loans individually
evaluated for impairment	$3,029	$-	$255	$53	$306	$1,094	$1,634	$147	$4	$-	$6,522
Loans collectively
evaluated for impairment	2,853	91	517	1,018	2,808	2,271	947	707	130	26	11,368
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,882	$91	$772	$1,071	$3,114	$3,365	$2,581	$854	$134	$26	$17,890

Loans
Loans individually
evaluated for impairment	$33,816	$-	$6,895	$16,008	$9,987	$7,240	$23,653	$360	$45	$-	$98,004
Loans collectively
evaluated for impairment	50,567	1,793	85,165	136,339	270,904	210,081	38,308	51,333	21,167	2,523	$868,180
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$84,383	$1,793	$92,060	$152,347	$280,891	$217,321	$61,961	$51,693	$21,212	$2,523	$966,184

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2012 and other intangible assets by reporting unit at June 30, 2012 and December 31, 2011.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2012	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, June 30, 2012	$1,488	$4,710	$6,198

	Other Intangible Assets
	June 30, 2012			December 31, 2011
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	1,990	-	1,990	1,914	-	1,914
Net carrying amount	$277	$-	$277	$353	$-	$353

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,000	1,000	-	900	900
Net carrying amount	$-	$2,000	$2,000	$-	$2,100	$2,100

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2012 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2012 through 2014.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2012 and 2011 and December 31, 2011:

	June 30,	December 31,	June 30,
Dollars in thousands	2012	2011	2011
Demand deposits, interest bearing	$164,868	$158,483	$150,004
Savings deposits	204,509	208,809	212,745
Retail time deposits	301,865	328,082	401,599
Wholesale deposits	234,256	232,471	195,782
Total	$905,498	$927,845	$960,130

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Wholesale deposits represent certificates of deposit acquired through a third party or bulletin board listing services on the internet.

A summary of the scheduled maturities for all time deposits as of June 30, 2012 is as follows:

Dollars in thousands
Six month period ending December 31, 2012	$121,663
Year ending December 31, 2013	161,769
Year ending December 31, 2014	56,747
Year ending December 31, 2015	54,873
Year ending December 31, 2016	72,163
Thereafter	68,906
$536,121

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2012:

Dollars in thousands	Amount	Percent
Three months or less	$30,193	8.2%
Three through six months	46,319	12.6%
Six through twelve months	46,751	12.7%
Over twelve months	244,596	66.5%
Total	$367,859	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2012
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at June 30	$10,000	$-	$957
Average balance outstanding for the period	14,162	-	956
Maximum balance outstanding at
any month end during period	20,000	-	957
Weighted average interest rate for the period	0.22%	0.00%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.23%	0.00%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $253,635,000, $270,254,000 and $282,631,000 at June 30, 2012, December 31, 2011, and June 30, 2011 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at June 30,		December 31,
Dollars in thousands	2012	2011	2011
Long-term FHLB advances	$157,609	$161,799	$160,325
Long-term reverse repurchase agreements	87,000	110,000	100,000
Term loan	9,026	10,832	9,929
Total	$253,635	$282,631	$270,254

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2012 was 3.95% compared to 4.13% for the first six months of 2011.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at June 30, 2012, December 31, 2011, and June 30, 2011.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at June 30, 2012, December 31, 2011, and June 30, 2011.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2012	$50,818	$-	$-
	2013	41,898	-	-
	2014	83,429	-	-
	2015	1,909	10,000	-
	2016	28,911	-	-
	Thereafter	46,670	6,800	19,589
		$253,635	$16,800	$19,589

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first six months of 2012 or 2011.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2012 and 2011, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first six months of 2012 and 2011 is as follows:

	For the Six Months Ended June 30,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	317,180	$18.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(22,800)	5.12	-	-
Outstanding, June 30	294,380	$19.18	317,180	$18.17

Other information regarding options outstanding and exercisable at June 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	41,350	$5.16	2.89	$17	37,350	$5.44	$6
6.01 - 10.00	33,680	9.20	4.09	-	31,880	9.37	-
10.01 - 17.50	2,300	17.43	1.67	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	4.50	-	51,200	17.79	-
20.01 - 25.93	165,750	25.15	3.37	-	165,750	25.15	-
	294,380	19.18		17	288,480	19.49	6

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$46,513
Construction loans	13,407
Other loans	35,719
Standby letters of credit	2,036
Total	$97,675

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2012, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to risk weighted assets)
Summit	$138,013	13.6%	$81,056	8.0%	$101,320	10.0%
Summit Community	145,218	14.3%	81,127	8.0%	101,409	10.0%
Tier I Capital (to risk weighted assets)
Summit	112,359	11.1%	40,528	4.0%	60,792	6.0%
Summit Community	132,364	13.1%	40,564	4.0%	60,845	6.0%
Tier I Capital (to average assets)
Summit	112,359	7.9%	57,017	4.0%	71,272	5.0%
Summit Community	132,364	9.3%	56,809	4.0%	71,011	5.0%

As of December 31, 2011
Total Capital (to risk weighted assets)
Summit	136,060	13.0%	83,617	8.0%	104,522	10.0%
Summit Community	142,329	13.6%	83,604	8.0%	104,505	10.0%
Tier I Capital (to risk weighted assets)
Summit	109,989	10.5%	41,809	4.0%	62,713	6.0%
Summit Community	129,058	12.3%	41,802	4.0%	62,703	6.0%
Tier I Capital (to average assets)
Summit	109,989	7.6%	58,031	4.0%	72,538	5.0%
Summit Community	129,058	8.9%	57,995	4.0%	72,493	5.0%

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

	Six Months Ended June 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$20,882	$-	$(893)	$-	$19,989
Provision for loan losses	4,002	-	-	-	4,002
Net interest income after provision for loan losses	16,880	-	(893)	-	15,987
Other income	228	2,322	503	(522)	2,531
Other expenses	12,537	1,958	862	(522)	14,835
Income (loss) before income taxes	4,571	364	(1,252)	-	3,683
Income tax expense (benefit)	1,342	146	(415)	-	1,073
Net income (loss)	3,229	218	(837)	-	2,610
Dividends on preferred shares	-	-	388	-	388
Net income (loss) applicable to common shares	$3,229	$218	$(1,225)	$-	$2,222
Intersegment revenue (expense)	$(471)	$(51)	$522	$-	$-
Average assets	$1,496,527	$6,453	$153,426	$(217,297)	$1,439,109

	Six Months Ended June 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$21,167	$-	$(905)	$-	$20,262
Provision for loan losses	6,000	-	-	-	6,000
Net interest income after provision for loan losses	15,167	-	(905)	-	14,262
Other income	(2,193)	2,456	1,606	(495)	1,374
Other expenses	12,341	2,142	891	(495)	14,879
Income (loss) before income taxes	633	314	(190)	-	757
Income tax expense (benefit)	(33)	126	7	-	100
Net income (loss)	666	188	(197)	-	657
Dividends on preferred shares	-	-	148	-	148
Net income (loss) applicable to common shares	$666	$188	$(345)	$-	$509
Intersegment revenue (expense)	$(438)	$(57)	$495	$-	$-
Average assets	$1,539,586	$6,751	$140,502	$(210,103)	$1,476,736

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,416	$-	$(445)	$-	$9,971
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,415	-	(445)	-	7,970
Other income	(300)	1,146	243	(261)	828
Other expenses	6,176	953	427	(261)	7,295
Income (loss) before income taxes	1,939	193	(629)	-	1,503
Income tax expense (benefit)	716	77	(203)	-	590
Net income (loss)	1,223	116	(426)	-	913
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,223	$116	$(620)	$-	$719
Intersegment revenue (expense)	$(236)	$(25)	$261	$-	$-
Average assets	$1,490,039	$6,538	$153,986	$(217,516)	$1,433,047

	Three Months Ended June 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,614	$-	$(454)	$-	$10,160
Provision for loan losses	3,000	-	-	-	3,000
Net interest income after provision for loan losses	7,614	-	(454)	-	7,160
Other income	636	1,219	247	(247)	1,855
Other expenses	6,472	1,115	432	(247)	7,772
Income (loss) before income taxes	1,778	104	(639)	-	1,243
Income tax expense (benefit)	514	36	(212)	-	338
Net income (loss)	1,264	68	(427)	-	905
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$1,264	$68	$(501)	$-	$831
Intersegment revenue (expense)	$(219)	$(28)	$247	$-	$-
Average assets	$1,543,308	$6,822	$140,714	$(209,657)	$1,481,187

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

Interest earning assets declined by 3.43% for the first six months in 2012 compared to the same period of 2011 while our net interest earnings on a tax equivalent basis decreased 0.20%.  Our tax equivalent net interest margin increased 10 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Community banking	$1,223	$1,264	$3,229	$666
Insurance	116	68	218	188
Parent	(620)	(501)	(1,225)	(345)
Consolidated net income	$719	$831	$2,222	$509

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

Deferred Income Tax Assets:  At June 30, 2012, we had net deferred tax assets of $11.6 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2012 increased to $2,222,000, or $0.27 per diluted share as compared to $509,000 or $0.07 per diluted share for the same period of 2011.  Net income

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

applicable to common shares for the quarter ended June 30, 2012 totaled $719,000, or $0.09 per diluted share as compared to $831,000, or $0.11 per diluted share for the quarter ended June 30, 2011.  Earnings for both the quarter and six months ended June 30, 2012 were positively impacted by lower provisions for loan losses and negatively impacted by our continued write-downs of foreclosed properties to their estimated fair values, losses on sales of assets, primarily foreclosed properties, and other-than-temporary impairment of securities.  The provision for loan losses was $4.0 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively.  Included in earnings for the six months ended June 30, 2012 was $1.5 million of realized securities gains, $599,000 in losses on the sales of assets, primarily foreclosed properties, $3.5 million of charges resulting from the write down of a portion of our foreclosed properties to fair value and $335,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first six months of 2012 were 4.96% and 0.36%, respectively, compared with 1.50% and 0.09% for the same period of 2011.

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

Our net interest income on a fully tax-equivalent basis totaled $20,794,000 for the six months ended June 30, 2012 compared to $20,835,000 for the same period of 2011, representing a decrease of $41,000 or 0.20%.  While our earnings on interest earning assets decreased $3,003,000, this decrease was nearly offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 3.43% from $1,353,613,000 during the first six months of 2011 to $1,307,178,000 for the first six months of 2012.  Average interest bearing liabilities declined 4.81% from $1,294,312,000 at June 30, 2011 to $1,232,005,000 at June 30, 2012, at an average yield for the first six months of 2012 of 2.14% compared to 2.50% for the same period of 2011.

Our consolidated net interest margin increased to 3.20% for the six months ended June 30, 2012, compared to 3.10% for the same period in 2011. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2012 compared to June 30, 2011, the yields on earning assets decreased 28 basis points, while the cost of our interest bearing funds decreased by 36 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$969,965	$28,239	5.85%	$993,905	$29,967	6.08%
Tax-exempt (2)	7,034	253	7.23%	4,861	195	8.09%
Securities
Taxable	234,584	3,252	2.79%	270,338	5,183	3.87%
Tax-exempt (2)	71,318	2,111	5.95%	44,434	1,492	6.77%
Federal funds sold and interest
bearing deposits with other banks	24,277	24	0.20%	40,075	45	0.23%
Total interest earning assets	1,307,178	33,879	5.21%	1,353,613	36,882	5.49%

Noninterest earning assets
Cash & due from banks	4,169			3,894
Premises and equipment	21,818			22,857
Other assets	124,321			114,467
Allowance for loan losses	(18,377)			(18,095)
Total assets	$1,439,109			$1,476,736

Interest bearing liabilities
Interest bearing demand deposits	$163,228	$164	0.20%	$150,437	$201	0.27%
Savings deposits	210,030	733	0.70%	204,666	1,005	0.99%
Time deposits	543,169	6,176	2.29%	615,953	8,204	2.69%
Short-term borrowings	15,145	16	0.21%	1,886	2	0.21%
Long-term borrowings
and capital trust securities	300,433	5,996	4.01%	321,370	6,635	4.16%
Total interest bearing liabilities	1,232,005	13,085	2.14%	1,294,312	16,047	2.50%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	90,498			82,142
Other liabilities	11,323			9,378
Total liabilities	1,333,826			1,385,832

Shareholders' equity - preferred	9,326			3,519
Shareholders' equity - common	95,957			87,385
Total liabilities and
shareholders' equity	$1,439,109			$1,476,736
Net interest earnings		$20,794			20,835
Net yield on interest earning assets			3.20%			3.10%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $805,000 and $573,000 for the periods ended
June 30, 2012 and June 30, 2011, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2012 versus June 30, 2011
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(681)	$(1,047)	$(1,728)
Tax-exempt	80	(22)	58
Securities
Taxable	(621)	(1,310)	(1,931)
Tax-exempt	817	(198)	619
Federal funds sold and interest
bearing deposits with other banks	(16)	(5)	(21)
Total interest earned on
interest earning assets	(421)	(2,582)	(3,003)

Interest paid on:
Interest bearing demand
deposits	16	(53)	(37)
Savings deposits	26	(298)	(272)
Time deposits	(898)	(1,130)	(2,028)
Short-term borrowings	14	-	14
Long-term borrowings and capital
trust securities	(411)	(228)	(639)
Total interest paid on
interest bearing liabilities	(1,253)	(1,709)	(2,962)

Net interest income	$832	$(873)	$(41)

Noninterest Income

Total noninterest income increased to $2,531,000 for the first six months of 2012, compared to $1,374,000 for the same period of 2011, with losses on the sales of assets, primarily foreclosed properties, other-than-temporary impairment charges on securities and writedowns of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Insurance commissions	$1,141	$1,142	$2,299	$2,384
Service fees related to deposit accounts	1,075	1,057	2,089	1,945
Realized securities gains (losses)	320	318	1,485	1,946
Other-than-temporary impairment of securities	(106)	(533)	(335)	(1,761)
Gain (loss) on sale of assets	(523)	76	(599)	147
Bank owned life insurance income	250	172	525	303
Writedown of foreclosed properties	(1,631)	(689)	(3,543)	(4,132)
Other	302	312	610	542
Total	$828	$1,855	$2,531	$1,374

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first six months of 2012, we recorded non-cash other-than temporary impairment charges of $335,000 related to certain residential mortgage-backed securities which we continue to own.

Gain/(loss) on sale of assets:  During second quarter 2012, we recognized $523,000 in losses on sales of assets, principally foreclosed properties.

Writedown of foreclosed properties:  During the first six months of 2012, we recorded $3,543,000 in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

Noninterest Expense

Total noninterest expense decreased slightly for the six months ended June 30, 2012, as compared to the same period in 2011.  While professional fees, primarily related to complex collection issues relative to our problem assets, continue to increase, FDIC premiums are lower in 2012 due to our lower deposit base and a change in the assessment base used in calculating FDIC premiums that became effective during second quarter 2011.  Other expenses are higher for the six months ended June 30, 2012 due to the refund during first quarter 2011 of Virginia business franchise taxes.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2012	$	%	2011	2012	$	%	2011
Salaries, commissions, and employee benefits	$3,892	$(163)	-4.0%	$4,055	$7,793	$(235)	-2.9%	$8,028
Net occupancy expense	490	9	1.9%	481	969	(21)	-2.1%	990
Equipment expense	603	22	3.8%	581	1,196	35	3.0%	1,161
Professional fees	227	34	17.6%	193	531	142	36.5%	389
Amortization of intangibles	88	-	0.0%	88	176	-	0.0%	176
FDIC premiums	500	(86)	-14.7%	586	1,022	(257)	-20.1%	1,279
Foreclosed properties expense	248	(164)	-39.8%	412	623	(223)	-26.4%	846
Other	1,247	(129)	-9.4%	1,376	2,525	515	25.6%	2,010
Total	$7,295	$(477)	-6.1%	$7,772	$14,835	$(44)	-0.3%	$14,879

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $4,002,000 and $6,000,000 provisions for loan losses for the first six months of 2012 and 2011, respectively.  Although the level of impaired loans has increased over the past year as well as specific reserves on impaired loans, the level of historic charge-offs has continued to decline, requiring lower levels of FAS 5 reserves.
As illustrated in Table V below, our non-performing assets have decreased since year end 2011.

Table V - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2012	2011	2011
Accruing loans past due 90 days or more	$-	$2	$344
Nonaccrual loans
Commercial	6,476	2,212	3,260
Commercial real estate	3,536	8,093	7,163
Commercial construction and development	662	-	1,052
Residential construction and development	16,735	19,222	22,289
Residential real estate	18,550	9,237	18,187
Consumer	78	128	145
Total nonaccrual loans	46,037	38,892	52,096
Foreclosed properties
Commercial	-	597	-
Commercial real estate	12,029	14,179	15,721
Commercial construction and development	18,632	16,886	17,101
Residential construction and development	26,014	30,512	27,877
Residential real estate	3,393	4,014	3,239
Consumer	-	-	-
Total foreclosed properties	60,068	66,188	63,938
Repossessed assets	-	264	263
Total nonperforming assets	$106,105	$105,346	$116,641
Total nonperforming loans as a
percentage of total loans	4.76%	3.93%	5.33%
Total nonperforming assets as a
percentage of total assets	7.49%	7.18%	8.04%

The following table details the activity regarding our foreclosed properties for the three months and six months ended June 30, 2012 and 2011.

Table VI - Foreclosed Property Activity	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2012	2011	2012	2011
Beginning balance	$61,584	$66,961	$63,938	$70,235
Acquisitions	3,937	2,525	5,021	4,232
Improvements	309	484	521	610
Disposals	(4,130)	(3,093)	(5,449)	(4,757)
Writedowns to fair value	(1,631)	(689)	(3,543)	(4,132)
Reclassification of covered loans	(1)	-	(420)	-
Balance June 30	$60,068	$66,188	$60,068	$66,188

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at June 30, 2012.

Table VII - Significant Nonperforming Loan Relationships
June 30, 2012
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Southwestern WV	Accounts Receivable, Inventory, Equipment, & Commercial Real Estate	Oct. 2007	Jun. 2012	$3,860	PV Cash Flow	$3,311	(2)	$-	$-
Northern VA	Five residential lots, one commercial lot, and one single family residence	Jun. 2005, July 2005, Sept. 2005, Jan. 2006, & Aug. 2006	Jun. 2012	$3,622	Collateral Value	$2,810	(1)	$1,097	$-
Shenandoah Valley, VA	Residential subdivision & Residential building lot	Sept. 2005 & Feb. 2009	Dec. 2011	$1,056	Collateral value	$1,316	(1)	$-	$789
Shenandoah Valley, VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$2,091	Collateral value	$1,860	(1)	$431	$-
Northern VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,592	Collateral value	$16,714	(1)	$935	$-
Maryland	7 Single family residences	Aug., Sept., Oct. & Dec. 2008 & Feb. 2009	Feb. 2012	$1,086	Collateral value	$602	(3)	$555	$-
Eastern Panhandle, WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,380	Collateral value	$8,158	(1)	$1,100	$-
Shenandoah Valley, VA	Residential Subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$2,137	Collateral value	$1,792	(1)	$504	$-
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,246	Collateral value	$1,653	(2)	$31	$-

(1) - Values are based upon recent external appraisal.
(2) - Value is based upon current appraisal on the real estate and most recent estimate on business assets.
(3) - Value is based upon 2012 tax assessements or the contract price if the property is under contract.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of June 30, 2012, approximately 66% of our impaired loans required no reserves or have been charged down to their fair value.  Our allowance may or may not fluctuate proportionately as our nonperforming loans fluctuate. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At June 30, 2012, our allowance for loan losses totaled $17,890,000, or 1.85% of total loans, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  At December 30, 2011 and June 30, 2011, our allowance for loan losses totaled $17,712,000, or 1.80% of total loans and $18,016,000, or 1.82% of total loans, respectively.

At June 30, 2012, December 31, 2011, and June 30, 2011, we had approximately $60,068,000, $63,938,000 and $66,188,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FINANCIAL CONDITION

Our total assets were $1,416,441,000 at June 30, 2012, compared to $1,450,121,000 at December 31, 2011, representing a 2.32% decrease.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2011 and June 30, 2012.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
Dollars in thousands	2011	Amount	Percentage	2012
Assets
Securities available for sale	$286,599	$2,552	0.9%	$289,151
Loans, net of unearned interest	983,228	(17,044)	-1.7%	966,184

Liabilities
Deposits	$1,016,500	$(14,830)	-1.5%	$1,001,670
Short-term borrowings	15,956	(4,999)	-31.3%	10,957
Long-term borrowings	270,254	(16,619)	-6.1%	253,635
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans decreased 1.7% and securities increased slightly during the first six months of 2012.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits decreased approximately $14.8 million during the first six months of 2012; wholesale deposits increased approximately $1.8 million while retail deposits decreased approximately $16.6 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first six months of 2012.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2012 and December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately$390 million or 27.5% of total consolidated assets at June 30, 2012.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $332 million.  As of June 30, 2012 and December 31, 2011, these advances totaled approximately $168 million and $175 million, respectively.  At June 30, 2012, we had additional borrowing capacity of $164 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2012 was approximately $91 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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
•
Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.  Summit has present reserves in excess of $6.5 million available for capital infusion into Summit Community.

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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $284 million aside from its FHLB line, which would result in a funding source of approximately $228 million.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2012 totaled $105,707,000 compared to $102,566,000 at December 31, 2011.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2012.

.
Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2012	$$50,818	$-	$123
2013	41,898	-	235
2014	83,429	-	175
2015	11,909	-	21
2016	1,911	-	-
Thereafter	80,470	19,589	-
Total	$$270,435	$19,589	$554

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2012 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$46,513
Construction loans	13,407
Other loans	35,719
Standby letters of credit	2,036
Total	$97,675

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2012.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the up and down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	0.69%	3.55%
Up 100 (1)	-2.38%	-3.92%
Up 200 (1)	-4.38%	-5.74%
Up 400 (2)	-4.38%	-7.80%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2012, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2012 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9 , 2012

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