Form 10-Q
period 2012-09-30
SUMMIT FINANCIAL GROUP INC
filed 2012-11-07
CIK 811808

                                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

                  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                                                                                     EXCHANGE ACT OF 1934

                                                                                                                                                For the quarterly period ended September 30, 2012.
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

Common Stock, $2.50 par value
7,425,472 shares outstanding as of November 1, 2012

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2012 (unaudited), December 31, 2011, and September 30, 2011 (unaudited)	4

		Consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	5

		Consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	6

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2012 and 2011 (unaudited)	7

		Consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-42

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43-58

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

	Item 4.	Controls and Procedures	58

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	59

SIGNATURES		60

EXHIBIT INDEX		61

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2012	2011	2011
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,752	$4,398	$3,596
Interest bearing deposits with other banks	13,441	28,294	39,103
Securities available for sale	291,992	286,599	292,442
Other investments	16,100	19,146	20,028
Loans held for sale, net	213	-	294
Loans, net	940,933	965,516	964,349
Property held for sale	56,033	63,938	62,738
Premises and equipment, net	21,264	22,084	22,334
Accrued interest receivable	5,352	5,784	5,395
Intangible assets	8,387	8,651	8,739
Cash surrender value of life insurance policies	30,065	29,284	29,034
Other assets	16,554	16,427	16,532
Total assets	$1,404,086	$1,450,121	$1,464,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$96,764	$88,655	$85,406
Interest bearing	930,543	927,845	961,903
Total deposits	1,027,307	1,016,500	1,047,309
Short-term borrowings	20,957	15,956	955
Long-term borrowings	203,744	270,254	272,031
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,361	8,456	8,976
Total liabilities	1,296,758	1,347,555	1,365,660

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued September 2012 and December 2011 - 12,000 shares;	5,807	5,807	3,562
September 2011 - 7,399 shares
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 7,425,472 shares	24,520	24,518	24,517
Retained earnings	67,929	64,904	63,572
Accumulated other comprehensive income	5,553	3,818	3,754
Total shareholders' equity	107,328	102,566	98,924

Total liabilities and shareholders' equity	$1,404,086	$1,450,121	$1,464,584

(*) - December 31, 2011 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2012	2011	2012	2011
Interest income
Interest and fees on loans
Taxable	$13,572	$14,656	$41,812	$44,623
Tax-exempt	76	61	243	191
Interest and dividends on securities
Taxable	1,340	2,105	4,593	7,288
Tax-exempt	594	816	1,986	1,800
Interest on interest bearing deposits with other banks	7	14	30	59
Total interest income	15,589	17,652	48,664	53,961
Interest expense
Interest on deposits	3,067	4,561	10,140	13,971
Interest on short-term borrowings	8	1	25	2
Interest on long-term borrowings and subordinated debentures	2,579	3,169	8,575	9,805
Total interest expense	5,654	7,731	18,740	23,778
Net interest income	9,935	9,921	29,924	30,183
Provision for loan losses	2,000	2,001	6,002	8,001
Net interest income after provision for loan losses	7,935	7,920	23,922	22,182
Other income
Insurance commissions	1,052	1,073	3,352	3,458
Service fees related to deposit accounts	1,074	1,078	3,163	3,024
Realized securities gains	760	1,517	2,245	3,463
Gain (loss) on sales of assets	16	130	(583)	277
Write-downs of foreclosed properties	(2,571)	(1,637)	(6,114)	(5,770)
Other	514	510	1,649	1,354
Total other-than-temporary impairment loss on securities	(233)	(1,684)	(1,115)	(4,815)
Portion of loss recognized in other comprehensive income	194	1,200	740	2,570
Net impairment loss recognized in earnings	(39)	(484)	(375)	(2,245)
Total other income	806	2,187	3,337	3,561
Other expense
Salaries, commissions, and employee benefits	3,940	3,959	11,733	11,987
Net occupancy expense	476	473	1,445	1,463
Equipment expense	576	589	1,773	1,750
Professional fees	250	265	781	654
Amortization of intangibles	88	88	263	263
FDIC premiums	510	580	1,532	1,859
Foreclosed properties expense	395	389	1,017	1,235
Other	1,237	1,230	3,762	3,240
Total other expense	7,472	7,573	22,306	22,451
Income before income taxes	1,269	2,534	4,953	3,292
Income tax expense	272	598	1,345	698
Net Income	997	1,936	3,608	2,594
Dividends on preferred shares	194	74	583	223
Net Income applicable to common shares	$803	$1,862	$3,025	$2,371

Basic earnings per common share	$0.11	$0.25	$0.41	$0.32
Diluted earnings per common share	$0.10	$0.24	$0.38	$0.32

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	September 30,
Dollars in thousands	2012	2011
Net income	$997	$1,936
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $194, net of deferred
taxes of $74; 2011 - $1,200, net of deferred taxes of $456	(120)	(744)
Net unrealized gain on available for sale debt securities of:
2012 - $1,513 net of deferred taxes of $575 and reclassification adjustment for net realized gains included in net income of $760; 2011 - $3,847, net of deferred taxes of $1,462 and reclassification adjustment for net realized
gains included in net income of $1,517	938	2,385
Total comprehensive income	$1,815	$3,577

	For the Nine Months Ended
	September 30,
Dollars in thousands	2012	2011
Net income	$3,608	$2,594
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $740, net of deferred
taxes of $281; 2011 - $2,570, net of deferred taxes of $976	(459)	(1,594)
Net unrealized gain on available for sale debt securities of:
2012 - $3,539 net of deferred taxes of $1,345 and reclassification adjustment for net realized gains included in net income of $2,245; 2011 - $7,669, net of deferred taxes of $2,914 and reclassification adjustment for net realized
gains included in net income of $3,463	2,194	4,755
Total comprehensive income	$5,343	$5,755

See Notes to Consolidated Financial Statement

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income	Equity

Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Nine Months Ended September 30, 2012
Comprehensive income:
Net income	-	-	-	3,608	-	3,608
Other comprehensive income					1,735	1,735
Total comprehensive income						5,343
Stock compensation expense	-	-	2	-	-	2
Series 2009 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(223)	-	(223)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(360)	-	(360)

Balance, September 30, 2012	$3,519	$5,807	$24,520	$67,929	$5,553	$107,328

Balance, December 31, 2010	$3,519	$-	$24,508	$61,201	$593	$89,821
Nine Months Ended September 30, 2011
Comprehensive income:
Net income	-	-	-	2,594	-	2,594
Other comprehensive income					3,161	3,161
Total comprehensive income						5,755
Stock compensation expense	-	-	9	-	-	9
Subscription of 7,399 shares Series 2011 Preferred Stock	-	3,562	-	-	-	3,562
Series 2009 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(223)	-	(223)

Balance, September 30, 2011	$3,519	$3,562	$24,517	$63,572	$3,754	$98,924

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2012	2011
Cash Flows from Operating Activities
Net income	$3,608	$2,594
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	989	1,056
Provision for loan losses	6,002	8,001
Stock compensation expense	2	9
Deferred income tax (benefit)	(1,172)	(2,362)
Loans originated for sale	(5,463)	(6,978)
Proceeds from loans sold	5,251	7,027
Securities (gains)	(2,245)	(3,463)
Other-than-temporary impairment of securities	375	2,245
(Gain) loss on disposal of assets	583	(277)
Write-downs of foreclosed properties	6,114	5,770
Amortization of securities premiums (accretion of discounts), net	3,181	1,455
Amortization of goodwill and purchase accounting
adjustments, net	272	272
Decrease in accrued interest receivable	431	483
(Increase) in cash surrender value of bank owned life insurance	(781)	(576)
(Increase) in other assets	(972)	(685)
(Decrease) in other liabilities	(140)	(343)
Net cash provided by operating activities	16,035	14,228
Cash Flows from Investing Activities
Proceeds from interest bearing deposits
with other banks	14,853	6,592
Proceeds from maturities and calls of securities available for sale	4,056	6,985
Proceeds from sales of securities available for sale	64,567	97,826
Principal payments received on securities available for sale	47,584	43,385
Purchases of securities available for sale	(120,114)	(170,045)
Proceeds from maturities and calls of other investments	-	5,999
Redemption of Federal Home Loan Bank Stock	3,048	2,914
Net principal payments received on loans	13,736	13,680
Purchases of premises and equipment	(170)	(298)
Proceeds from sales of other repossessed assets & property held for sale	6,998	11,674
Purchase of life insurance contracts	-	(15,000)
Net cash provided by (used in) investing activities	34,558	3,712
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	15,662	55,328
Net (decrease) in time deposits	(4,856)	(44,958)
Net increase (decrease) in short-term borrowings	5,002	(627)
Proceeds from long-term borrowings	-	842
Repayment of long-term borrowings	(66,510)	(32,920)
Dividends paid on preferred stock	(537)	(223)
Proceeds from issuance of preferred stock	-	3,562
Net cash provided by (used in) financing activities	(51,239)	(18,996)
(Decrease) in cash and due from banks	(646)	(1,056)
Cash and due from banks:
Beginning	4,398	4,652
Ending	$3,752	$3,596

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2012	2011

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,335	$24,120
Income taxes	$1,834	$1,925

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$5,266	$9,289

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

The results of operations for the quarter ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2011 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2011 and September 30, 2011, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, amends Topic 350, Intangibles – Goodwill and Other, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$26,862	$-	$26,862	$-
Mortgage backed securities:
Government sponsored agencies	153,521	-	153,521	-
Nongovernment sponsored entities	21,621	-	21,621	-
State and political subdivisions	10,177	-	10,177	-
Corporate debt securities	1,910	-	1,910	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	74,966	-	74,966	-
Tax-exempt mortgage-backed securities	2,858	-	2,858	-
Total available for sale securities	$291,992	$-	$291,992	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,747	$-	$8,747	$-
Mortgage backed securities:
Government sponsored agencies	155,505	-	155,505	-
Nongovernment sponsored entities	34,428	-	34,428	-
State and political subdivisions	4,571	-	4,571	-
Corporate debt securities	817	-	817	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,326	-	79,326	-
Tax-exempt mortgage backed securities	3,128	-	3,128	-
Total available for sale securities	$286,599	$-	$286,599	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2012.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$213	$-	$213	$-

Impaired loans
Commercial	$12,326	$-	$-	$12,326
Commercial real estate	27,287	-	18,147	9,140
Construction and development	28,375	-	26,526	1,849
Residential real estate	25,992	-	23,031	2,961
Consumer	38	-	-	38
Total impaired loans	$94,018	$-	$67,704	$26,314

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,802	-	11,802	-
Construction and development	41,452	-	40,777	675
Residential real estate	2,779	-	2,779	-
Consumer	-	-	-	-
Total OREO	$56,033	$-	$55,358	$675

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$-	$-	$-	$-

Impaired loans
Commercial	$2,722	$-	$-	$2,722
Commercial real estate	21,148	-	13,777	7,371
Construction and development	27,667	-	25,297	2,370
Residential real estate	22,768	-	18,253	4,515
Consumer	6	-	-	6
Total impaired loans	$74,311	$-	$57,327	$16,984

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	15,721	-	15,721	-
Construction and development	44,978	-	44,303	675
Residential real estate	3,239	-	3,239	-
Consumer	-	-		-
Total OREO	$63,938	$-	$63,263	$675

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral-dependent loans, had a carrying amount at September 30, 2012 of $101,327,000, with a valuation allowance of $7,309,000, resulting in additional specific reserves of $2,275,000 for the nine months ended September 30, 2012.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$3,752	$3,752	$4,398	$4,398
Interest bearing deposits with
other banks	13,441	13,441	28,294	28,294
Securities available for sale	291,992	291,992	286,599	286,599
Other investments	16,100	16,100	19,146	19,146
Loans held for sale, net	213	213	-	-
Loans, net	940,933	975,347	965,516	977,782
Accrued interest receivable	5,352	5,352	5,784	5,784
	$1,271,783	$1,306,197	$1,309,737	$1,322,003
Financial liabilities
Deposits	$1,027,307	$1,065,036	$1,016,500	$1,054,093
Short-term borrowings	20,957	20,957	15,956	15,956
Long-term borrowings	203,744	222,022	270,254	291,099
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,963	1,963	2,558	2,558
	$1,290,360	$1,346,367	$1,341,657	$1,400,095

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For Three Months Ended September 30,
	2012			2011
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$997			$1,936
Less preferred stock dividends	(194)			(74)

Basic EPS	$803	7,425,472	$0.11	$1,862	7,425,472	$0.25

Effect of dilutive securities:
Stock options		1,261			-
Series 2009 convertible
preferred stock	74	674,545		74	674,545
Series 2011 convertible
preferred stock	120	1,500,000		-	10,053

Diluted EPS	$997	9,601,278	$0.10	$1,936	8,110,070	$0.24

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30,
	2012			2011
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$3,608			$2,594
Less preferred stock dividends	(583)			(223)

Basic EPS	$3,025	7,425,472	$0.41	$2,371	7,425,472	$0.32

Effect of dilutive securities:
Stock options		1,081			-
Series 2009 convertible
preferred stock	223	674,545		-	-
Series 2011 convertible
preferred stock	360	1,500,000		-	3,388

Diluted EPS	$3,608	9,601,098	$0.38	$2,371	7,428,860	$0.32

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2012 and 2011 totaled 289,380 shares and 312,180 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 for the nine months ended September 30, 2011.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2012, December 31, 2011, and September 30, 2011 are summarized as follows:

	September 30, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$25,857	$1,009	$4	$26,862
Residential mortgage-backed securities:
Government-sponsored agencies	150,233	3,741	453	153,521
Nongovernment-sponsored agencies	21,199	712	290	21,621
State and political subdivisions	10,176	57	56	10,177
Corporate debt securities	1,955	29	74	1,910
Total taxable debt securities	209,420	5,548	877	214,091
Tax-exempt debt securities:
State and political subdivisions	70,678	4,358	70	74,966
Residential mortgage-backed securities:
Government-sponsored agencies	2,858	-	-	2,858
Total tax-exempt debt securities	73,536	4,358	70	77,824
Equity securities	77	-	-	77
Total available for sale securities	$283,033	$9,906	$947	$291,992

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$8,262	$495	$10	$8,747
Residential mortgage-backed securities:
Government-sponsored agencies	152,815	3,460	770	155,505
Nongovernment-sponsored entities	35,246	742	1,560	34,428
State and political subdivisions	4,559	16	4	4,571
Corporate debt securities	999	-	182	817
Total taxable debt securities	201,881	4,713	2,526	204,068
Tax-exempt debt securities
State and political subdivisions	75,371	3,986	31	79,326
Residential mortgage-backed securities	3,109	19	-	3,128
Total tax-exempt debt securities	78,480	4,005	31	82,454
Equity securities	77	-	-	77
Total available for sale securities	$280,438	$8,718	$2,557	$286,599

	September 30, 2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$8,351	$494	$-	$8,845
Residential mortgage-backed securities:
Government-sponsored agencies	153,271	3,974	521	156,724
Nongovernment-sponsored agencies	40,946	1,072	1,738	40,280
State and political subdivisions	4,561	23	5	4,579
Corporate debt securities	999	-	152	847
Total taxable debt securities	208,128	5,563	2,416	211,275
Tax-exempt debt securities:
State and political subdivisions	78,179	3,102	191	81,090
Total tax-exempt debt securities	78,179	3,102	191	81,090
Equity securities	77	-	-	77
Total available for sale securities	$286,384	$8,665	$2,607	$292,442

The maturities, amortized cost and estimated fair values of securities at September 30, 2012, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$77,442	$78,853
Due from one to five years	92,630	94,923
Due from five to ten years	13,905	14,539
Due after ten years	98,979	103,600
Equity securities	77	77
	$283,033	$291,992

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2012 are as follows:

		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$64,567	$4,056	$47,584	$3,085	$840

During the three and nine months ended September 30, 2012 and 2011, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended		Nine Months Ended
In thousands	2012	2011	2012	2011

Total other-than-temporary impairment losses	$(233)	$(1,684)	$(1,115)	$(4,815)
Portion of loss recognized in
other comprehensive income	194	1,200	740	2,570
Net impairment losses recognized in earnings	$(39)	$(484)	$(375)	$(2,245)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and nine months ended September 30, 2012 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

In thousands	Total	Total
Beginning Balance	$(5,900)	$(6,355)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(39)	(375)
Securities sold during the period	-	791
Ending Balance	$(5,939)	$(5,939)

At September 30, 2012, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at September 30, 2012:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	12.2%	10.1%	14.1%
Constant default rates	4.9%	4.6%	5.2%
Loss severities	45.5%	40.0%	52.0%

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

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,413	$(4)	$-	$-	$1,413	$(4)
Residential mortgage-backed securities:
Government-sponsored agencies	35,490	(395)	7,256	(58)	42,746	(453)
Nongovernment-sponsored entities	1	(4)	3,013	(67)	3,014	(71)
State and political subdivisions	3,370	(52)	386	(4)	3,756	(56)
Corporate debt securities	-	-	925	(74)	925	(74)
Tax-exempt debt securities
State and political subdivisions	8,192	(70)	-	-	8,192	(70)
Total temporarily impaired securities	48,466	(525)	11,580	(203)	60,046	(728)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	703	(219)	703	(219)
Total other-than-temporarily
impaired securities	-	-	703	(219)	703	(219)
Total	$48,466	$(525)	$12,283	$(422)	$60,749	$(947)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,074	$(10)	$120	$-	$1,194	$(10)
Residential mortgage-backed securities:
Government-sponsored agencies	55,678	(770)	-	-	55,678	(770)
Nongovernment-sponsored entities	5,558	(158)	4,245	(239)	9,803	(397)
State and political subdivisions	-	-	-	-	-	-
Corporate debt securities	-	-	817	(182)	817	(182)
Tax-exempt debt securities
State and political subdivisions	1,418	(29)	1,132	(6)	2,550	(35)
Total temporarily impaired securities	63,728	(967)	6,314	(427)	70,042	(1,394)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	466	(261)	5,638	(902)	6,104	(1,163)
Total other-than-temporarily
impaired securities	466	(261)	5,638	(902)	6,104	(1,163)
Total	$64,194	$(1,228)	$11,952	$(1,329)	$76,146	$(2,557)

We held 59 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at September 30, 2012.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

At September 30, 2012, we had $290,000 in total unrealized losses related to residential mortgage-backed securities issued by nongovernment sponsored entities.  We monitor the performance of the mortgages underlying these bonds.  Although there has been some deterioration in their collateral performance, we primarily hold the senior tranches of each issue which provides protection against defaults.  We attribute the unrealized loss on these mortgage-backed securities held largely to the current absence of liquidity in the markets for such securities.  The mortgages in these asset pools have been made to borrowers with strong credit history and significant equity invested in their homes.  Nonetheless, further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline further and result in the recognition of additional other-than-temporary impairment charges recognized in earnings.

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

Loans are summarized as follows:

	September 30,	December 31,	September 30,
Dollars in thousands	2012	2011	2011
Commercial	$88,997	$99,024	$90,422
Commercial real estate
Owner-occupied	150,090	158,754	171,192
Non-owner occupied	279,132	270,226	253,538
Construction and development
Land and land development	82,857	93,035	94,023
Construction	2,087	2,936	9,445
Residential real estate
Non-jumbo	215,584	221,733	224,499
Jumbo	62,748	61,535	62,255
Home equity	53,455	50,898	51,025
Consumer	21,290	22,325	22,988
Other	2,513	2,762	2,911
Total loans, net of unearned fees	958,753	983,228	982,298
Less allowance for loan losses	17,820	17,712	17,949
Loans, net	$940,933	$965,516	$964,349

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2012 and 2011 and December 31, 2011.

	At September 30, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$273	$634	$1,594	$2,501	$86,496	$-
Commercial real estate
Owner-occupied	216	581	400	1,197	148,893	-
Non-owner occupied	513	-	1,882	2,395	276,737	-
Construction and development
Land and land development	17	39	13,412	13,468	69,389	-
Construction	50	-	153	203	1,884	-
Residential mortgage
Non-jumbo	2,681	2,029	2,544	7,254	208,330	-
Jumbo	-	-	15,273	15,273	47,475	-
Home equity	280	5	149	434	53,021	-
Consumer	319	36	46	401	20,889	-
Other	-	-	-	-	2,513	-
Total	$4,349	$3,324	$35,453	$43,126	$915,627	$-

	At December 31, 2011
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$904	$324	$2,544	$3,772	$95,252	$-
Commercial real estate
Owner-occupied	4,241	197	664	5,102	153,652	-
Non-owner occupied	1,566	1,752	1,705	5,023	265,203	-
Construction and development
Land and land development	1,539	116	16,392	18,047	74,988	344
Construction	106	-	979	1,085	1,851	-
Residential mortgage
Non-jumbo	4,730	1,624	2,336	8,690	213,043	-
Jumbo	699	-	13,965	14,664	46,871	-
Home equity	-	223	91	314	50,584	-
Consumer	381	144	85	610	21,715	-
Other	-	-	-	-	2,762	-
Total	$14,166	$4,380	$38,761	$57,307	$925,921	$344

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2012, December 31, 2011 and September 30, 2011.

Dollars in thousands	9/30/2012	12/31/2011	9/30/2011
Commercial	$5,343	$3,260	$3,473
Commercial real estate
Owner-occupied	921	2,815	3,451
Non-owner occupied	1,882	4,348	4,948
Construction and development
Land & land development	16,558	22,362	17,354
Construction	203	979	152
Residential mortgage
Non-jumbo	3,122	3,683	3,949
Jumbo	15,272	13,966	2,273
Home equity	415	538	595
Consumer	87	145	87
Other	-	-	-
Total	$43,803	$52,096	$36,282

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	9/30/2012	12/31/2011	9/30/2011	Method used to measure impairment
Commerical	$12,411	$2,969	$3,043	Fair value of collateral
	-	-	-	Discounted cash flow
Commerical real estate
Owner-occupied	13,248	9,698	10,613	Fair value of collateral
	2,698	2,580	2,591	Discounted cash flow
Non-owner occupied	12,057	9,790	11,397	Fair value of collateral
	-	-	1,791	Discounted cash flow
Construction and development
Land & land development	30,482	29,862	26,360	Fair value of collateral
	656	-	1,525	Discounted cash flow
Construction	-	735	-	Fair value of collateral
Residential mortgage
Non-jumbo	5,461	4,488	5,157	Fair value of collateral
	959	372	1,179	Discounted cash flow
Jumbo	23,094	18,147	14,894	Fair value of collateral
Home equity	219	407	409	Fair value of collateral
Consumer	42	8	-	Fair value of collateral
Total	$101,327	$79,056	$78,959

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at September 30, 2012, December 31, 2011 and September 30, 2011.

	September 30, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$12,059	$12,075	$-	$3,148	$54
Commercial real estate
Owner-occupied	11,370	11,373	-	8,058	346
Non-owner occupied	8,537	8,540	-	6,349	304
Construction and development
Land & land development	15,624	15,624	-	14,060	524
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,987	3,996	-	3,545	135
Jumbo	8,902	8,905	-	6,497	257
Home equity	191	191	-	192	12
Consumer	39	38	-	30	1
Total without a related allowance	$60,709	$60,742	$-	$41,879	$1,633

With a related allowance
Commercial	$336	$336	$86	$299	$6
Commercial real estate
Owner-occupied	4,573	4,573	241	4,409	209
Non-owner occupied	3,516	3,517	475	3,361	115
Construction and development
Land & land development	15,514	15,514	2,762	15,026	182
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,422	2,424	502	1,787	101
Jumbo	14,183	14,189	3,211	13,193	32
Home equity	28	28	28	29	-
Consumer	4	4	4	1	-
Total with a related allowance	$40,576	$40,585	$7,309	$38,105	$645

Total
Commercial	$71,529	$71,552	$3,564	$54,710	$1,740
Residential real estate	29,713	29,733	3,741	25,243	537
Consumer	43	42	4	31	1
Total	$101,285	$101,327	$7,309	$79,984	$2,278

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,074	$2,076	$-	$874	$10
Commercial real estate
Owner-occupied	9,013	9,034	-	8,132	253
Non-owner occupied	5,599	5,600	-	2,891	116
Construction and development
Land & land development	12,128	12,128	-	9,509	346
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,697	3,708	-	2,843	68
Jumbo	15,203	15,204	-	12,626	-
Home equity	194	194	-	99	6
Total without a related allowance	$47,908	$47,944	$-	$36,974	$799

With a related allowance
Commercial	$893	$893	$247	$661	$1
Commercial real estate
Owner-occupied	3,244	3,244	465	3,588	143
Non-owner occupied	4,190	4,190	456	3,357	87
Construction and development
Land & land development	17,719	17,734	2,901	8,726	40
Construction	735	735	29	2	-
Residential real estate
Non-jumbo	1,150	1,152	209	706	31
Jumbo	2,943	2,943	275	1,349	-
Home equity	213	213	162	125	2
Consumer	8	8	1	-	-
Total with a related allowance	$31,095	$31,112	$4,745	$18,514	$304

Total
Commercial	$55,595	$55,634	$4,098	$37,740	$996
Residential real estate	23,400	23,414	646	17,748	107
Consumer	8	8	1	-	-
Total	$79,003	$79,056	$4,745	$55,488	$1,103

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,739	$2,741	$-	$1,060	$12
Commercial real estate
Owner-occupied	9,932	9,948	-	7,298	160
Non-owner occupied	8,958	8,961	-	3,489	104
Construction and development
Land & land development	18,266	18,266	-	15,915	257
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,976	3,983	-	4,502	123
Jumbo	12,621	12,621	-	12,618	687
Home equity	195	194	-	173	8
Total without a related allowance	$56,687	$56,714	$-	$45,055	$1,351

With a related allowance
Commercial	$302	$302	$103	$73	$-
Commercial real estate
Owner-occupied	3,255	3,256	465	3,703	107
Non-owner occupied	4,227	4,227	493	3,073	65
Construction and development
Land & land development	9,619	9,619	1,933	3,774	77
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,351	2,353	823	1,621	39
Jumbo	2,270	2,273	513	1,666	-
Home equity	215	215	166	95	2
Consumer	-	-	-	-	-
Total with a related allowance	$22,239	$22,245	$4,496	$14,005	$290

Total
Commercial	$57,298	$57,320	$2,994	$38,385	$782
Consumer	-	-	-	-	-
Residential real estate	21,628	21,639	1,502	20,675	859
Total	$78,926	$78,959	$4,496	$59,060	$1,641

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are TDRs of $55,242,000 and $47,770,000 at September 30, 2012 and December 31, 2011, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	3	$1,109	$1,117
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	1	1,929	1,929	3	4,063	3,685
Construction and development
Land & land development	2	1,927	1,927	3	3,715	2,927
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	3	688	688	7	1,245	1,256
Jumbo	-	-	-	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	-	-	-	2	42	42
Total	6	$4,544	$4,544	21	$12,475	$11,728

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	1	581	1	580
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	-	-	-	-
Construction	-	-	-	-
Residential real estate
Non-jumbo	2	233	2	233
Jumbo	2	4,218	3	4,727
Home equity	-	-	-	-
Consumer	1	34	1	36
Total	6	$5,066	7	$5,576

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Pass	$44,279	$47,521	$1,934	$1,886	$75,249	$84,225	$149,266	$143,845	$262,349	$253,319
OLEM (Special Mention)	9,137	18,615	-	-	986	6,889	824	5,474	11,719	10,421
Substandard	29,441	26,899	153	1,049	12,762	7,910	-	9,435	5,064	6,486
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$82,857	$93,035	$2,087	$2,935	$88,997	$99,024	$150,090	$158,754	$279,132	$270,226

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	9/30/2012	12/31/2011	9/30/2011	9/30/2012	12/31/2011	9/30/2011
Residential real estate
Non-jumbo	$212,529	$218,050	$220,550	$3,055	$3,683	$3,949
Jumbo	47,476	47,570	59,982	15,272	13,965	2,273
Home Equity	53,040	50,360	50,430	415	538	595
Consumer	21,202	22,180	22,901	88	145	87
Other	2,513	2,762	2,911	-	-	-
Total	$336,760	$340,922	$356,774	$18,830	$18,331	$6,904

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

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2012 and 2011, and for the year ended December 31, 2011 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
Dollars in thousands	2012	2011	2011

Balance, beginning of year	$17,712	$17,224	$17,224
Losses:
Commercial	355	500	506
Commercial real estate
Owner occupied	636	501	508
Non-owner occupied	436	76	78
Construction and development
Land and land development	2,319	2,446	3,568
Construction	367	-	-
Residential real estate
Non-jumbo	1,257	2,524	3,178
Jumbo	737	1,098	1,511
Home equity	5	234	346
Consumer	91	113	162
Other	69	82	86
Total	6,272	7,574	9,943
Recoveries:
Commercial	7	34	35
Commercial real estate
Owner occupied	24	37	37
Non-owner occupied	20	31	55
Construction and development
Land and land development	16	8	43
Construction	-	-	-
Real estate - mortgage
Non-jumbo	51	46	83
Jumbo	85	6	14
Home equity	60	1	1
Consumer	53	72	112
Other	62	63	51
Total	378	298	431
Net losses	5,894	7,276	9,512
Provision for loan losses	6,002	8,001	10,000
Balance, end of year	$17,820	$17,949	$17,712

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first nine months of 2012 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$7,262	$120	$771	$1,336	$3,283	$2,586	$1,331	$831	$160	$32	$17,712
Charge-offs	2,319	367	355	636	436	1,257	737	5	91	69	6,272
Recoveries	16	-	7	24	20	51	85	60	53	62	378
Provision	302	354	52	401	343	1,308	3,618	(366)	-	(10)	6,002
Ending balance	$5,261	$107	$475	$1,125	$3,210	$2,688	$4,297	$520	$122	$15	$17,820

Allowance related to:
Loans individually
evaluated for impairment	$2,762	$-	$86	$241	$475	$502	$3,211	$28	$4	$-	$7,309
Loans collectively
evaluated for impairment	2,499	107	389	884	2,735	2,186	1,086	492	118	15	10,511
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,261	$107	$475	$1,125	$3,210	$2,688	$4,297	$520	$122	$15	$17,820

Loans
Loans individually
evaluated for impairment	$31,138	$-	$12,411	$15,946	$12,057	$6,420	$23,094	$220	$43	$-	$101,329
Loans collectively
evaluated for impairment	51,719	2,087	76,586	134,144	267,075	209,164	39,654	53,235	21,247	2,513	$857,424
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$82,857	$2,087	$88,997	$150,090	$279,132	$215,584	$62,748	$53,455	$21,290	$2,513	$958,753

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2012 and other intangible assets by reporting unit at September 30, 2012 and December 31, 2011.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2012	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, September 30, 2012	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2012			December 31, 2011
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,028	-	2,028	1,914	-	1,914
Net carrying amount	$239	$-	$239	$353	$-	$353

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,050	1,050	-	900	900
Net carrying amount	$-	$1,950	$1,950	$-	$2,100	$2,100

We recorded amortization expense of approximately $263,000 for the nine months ended September 30, 2012 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 for each of the years ending 2012 through 2014.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2012 and 2011 and December 31, 2011:

	September 30,	December 31,	September 30,
Dollars in thousands	2012	2011	2011
Demand deposits, interest bearing	$177,236	$158,483	$163,840
Savings deposits	197,610	208,809	208,030
Retail time deposits	294,945	328,082	404,363
Wholesale deposits	260,752	232,471	185,670
Total	$930,543	$927,845	$961,903

Wholesale deposits represent certificates of deposit acquired through a third party or bulletin board listing services on the internet.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the scheduled maturities for all time deposits as of September 30, 2012 is as follows:

Dollars in thousands
Three month period ending December 31, 2012	$82,053
Year ending December 31, 2013	181,605
Year ending December 31, 2014	71,313
Year ending December 31, 2015	59,922
Year ending December 31, 2016	79,006
Thereafter	81,798
$555,697

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2012:

Dollars in thousands	Amount	Percent
Three months or less	$57,004	14.6%
Three through six months	21,562	5.5%
Six through twelve months	60,448	15.4%
Over twelve months	252,513	64.5%
Total	$391,527	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2012
			Federal Funds
	Short-term		Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at September 30	$20,000	$-	$957
Average balance outstanding for the period	13,294	-	956
Maximum balance outstanding at
any month end during period	20,000	-	957
Weighted average interest rate for the period	0.23%	0.00%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.26%	0.00%	0.25%

	Year Ended December 31, 2011
			Federal Funds
	Short-term	Short-Term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$15,000	$-	$956
Average balance outstanding for the period	2,753	531	954
Maximum balance outstanding at
any month end during period	15,000	1,233	956
Weighted average interest rate for the period	0.17%	0.15%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.15%	0.00%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $203,744,000, $270,254,000 and $272,031,000 at September 30, 2012, December 31, 2011, and September 30, 2011 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at September 30,		December 31,
Dollars in thousands	2012	2011	2011
Long-term FHLB advances	$122,718	$161,651	$160,325
Long-term reverse repurchase agreements	72,000	100,000	100,000
Term loan	9,026	10,380	9,929
Total	$203,744	$272,031	$270,254

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Our long term borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2012 was 3.92% compared to 4.10% for the first nine months of 2011.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at September 30, 2012, December 31, 2011, and September 30, 2011.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19,589,000 at September 30, 2012, December 31, 2011, and September 30, 2011.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2012	$927	$-	$-
	2013	41,898	-	-
	2014	83,429	-	-
	2015	1,909	10,000	-
	2016	28,911	-	-
	Thereafter	46,670	6,800	19,589
		$203,744	$16,800	$19,589

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first nine months of 2012 or 2011.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2012 and 2011, our stock compensation expense and related deferred taxes were insignificant.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of activity in our Plans during the first nine months of 2012 and 2011 is as follows:

	For the Nine Months Ended September 30,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	317,180	$18.17	317,180	$18.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(22,800)	5.12	-	-
Outstanding, September 30	294,380	$19.18	317,180	$18.17

Other information regarding options outstanding and exercisable at September 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	41,350	$5.16	2.64	$15	38,350	$5.37	$7
6.01 - 10.00	33,680	9.20	3.84	-	32,480	9.31	-
10.01 - 17.50	2,300	17.43	1.42	-	2,300	17.43	-
17.51 - 20.00	51,300	17.79	4.25	-	51,200	17.79	-
20.01 - 25.93	165,750	25.15	3.16	-	165,750	25.15	-

	294,380	19.18		$15	290,080	19.40	$7

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

September 30,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,234
Construction loans	18,524
Other loans	34,537
Standby letters of credit	1,825
Total	$102,120

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2012, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital (to risk weighted assets)
Summit	$138,726	13.8%	$80,134	8.0%	$100,168	10.0%
Summit Community	146,450	14.6%	80,174	8.0%	100,217	10.0%
Tier I Capital (to risk weighted assets)
Summit	113,236	11.3%	40,067	4.0%	60,101	6.0%
Summit Community	133,760	13.3%	40,087	4.0%	60,130	6.0%
Tier I Capital (to average assets)
Summit	113,236	8.0%	56,302	4.0%	70,378	5.0%
Summit Community	133,760	9.5%	56,320	4.0%	70,400	5.0%

As of December 31, 2011
Total Capital (to risk weighted assets)
Summit	136,060	13.0%	83,617	8.0%	104,522	10.0%
Summit Community	142,329	13.6%	83,604	8.0%	104,505	10.0%
Tier I Capital (to risk weighted assets)
Summit	109,989	10.5%	41,809	4.0%	62,713	6.0%
Summit Community	129,058	12.3%	41,802	4.0%	62,703	6.0%
Tier I Capital (to average assets)
Summit	109,989	7.6%	58,031	4.0%	72,538	5.0%
Summit Community	129,058	8.9%	57,995	4.0%	72,493	5.0%

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

 Under the Summit MOU, Summit has agreed among other things to:

▪
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

▪	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the principal banking regulators.

Additional information regarding Summit’s MOU is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2011.

On October 25, 2012, the Bank entered into a revised MOU (“Bank MOU”) which replaced the Bank MOU effective September 24, 2009 and subsequently amended on February 1, 2011.  In general, the Bank MOU includes provisions substantially similar to those in the prior Bank MOU with the exception that several provisions deemed no longer applicable by the regulatory authorities were removed and a provision relative to reducing the Bank’s levels of classified assets was added.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

In summary, we have agreed, among other things, to address the following matters relative to the Bank:

▪	maintaining a Board committee which monitors and promotes compliance with the provisions of the Bank MOU;

▪
providing the Bank’s regulatory authorities with updated reports of critized assets and/or formal workout plans for all nonperforming borrower relationships with an aggregate outstanding balance exceeding $1 million;

▪	developing and submitting to regulatory authorities a written plan to reduce the Bank’s risk exposure in each adversely classified credit relationship in excess of $1 million and all OREO;

▪	establishing procedures to report all loans with balances exceeding $500,000 that have credit weaknesses or that fall outside of the Bank’s policy;

▪	annually reviewing the organizational structure and operations of the Bank’s loan department;

▪	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

▪	reviewing overall liquidity objectives and developing and submitting to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities;

▪	preparing comprehensive budgets and earnings forecasts for the Bank and submitting reports comparing actual performance to the budget plan;

▪	maintaining a minimum Tier 1 Leverage Capital ratio of at least 8% and a Total Risk-based Capital ratio of at least 11%;

▪	not paying any cash dividends without the prior written consent of the banking regulators; and,

▪	providing quarterly progress reports to the Bank’s regulatory authorities detailing steps taken to comply with the Bank MOU.

NOTE  14.  SEGMENT INFORMATION

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$31,264	$-	$(1,340)	$-	$29,924
Provision for loan losses	6,002	-	-	-	6,002
Net interest income after provision for loan losses	25,262	-	(1,340)	-	23,922
Other income	(16)	3,371	765	(783)	3,337
Other expenses	18,886	2,980	1,223	(783)	22,306
Income (loss) before income taxes	6,360	391	(1,798)	-	4,953
Income tax expense (benefit)	1,772	156	(583)	-	1,345
Net income (loss)	4,588	235	(1,215)	-	3,608
Dividends on preferred shares	-	-	583	-	583
Net income (loss) applicable to common shares	$4,588	$235	$(1,798)	$-	$3,025
Intersegment revenue (expense)	$(706)	$(77)	$783	$-	$-
Average assets	$1,486,808	$6,495	$154,011	$(218,207)	$1,429,107

	Nine Months Ended September 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$31,541	$-	$(1,358)	$-	$30,183
Provision for loan losses	8,001	-	-	-	8,001
Net interest income after provision for loan losses	23,540	-	(1,358)	-	22,182
Other income	(1,100)	3,577	1,827	(743)	3,561
Other expenses	18,784	3,173	1,237	(743)	22,451
Income (loss) before income taxes	3,656	404	(768)	-	3,292
Income tax expense (benefit)	741	161	(204)	-	698
Net income (loss)	2,915	243	(564)	-	2,594
Dividends on preferred shares	-	-	223	-	223
Net income (loss) applicable to common shares	$2,915	$243	$(787)	$-	$2,371
Intersegment revenue (expense)	$(657)	$(86)	$743	$-	$-
Average assets	$1,537,150	$6,691	$141,377	$(210,693)	$1,474,525

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,381	$-	$(446)	$-	$9,935
Provision for loan losses	2,000	-	-	-	2,000
Net interest income after provision for loan losses	8,381	-	(446)	-	7,935
Other income	(244)	1,050	261	(261)	806
Other expenses	6,349	1,023	361	(261)	7,472
Income (loss) before income taxes	1,788	27	(546)	-	1,269
Income tax expense (benefit)	430	10	(168)	-	272
Net income (loss)	1,358	17	(378)	-	997
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,358	$17	$(572)	$-	$803
Intersegment revenue (expense)	$(235)	$(26)	$261	$-	$-
Average assets	$1,473,356	$6,579	$155,168	$(220,005)	$1,415,098

	Three Months Ended September 30, 2011
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,374	$-	$(453)	$-	$9,921
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,373	-	(453)	-	7,920
Other income	1,093	1,121	221	(248)	2,187
Other expenses	6,443	1,032	346	(248)	7,573
Income (loss) before income taxes	3,023	89	(578)	-	2,534
Income tax expense (benefit)	774	35	(211)	-	598
Net income (loss)	2,249	54	(367)	-	1,936
Dividends on preferred shares	-	-	74	-	74
Net income (loss) applicable to common shares	$2,249	$54	$(441)	$-	$1,862
Intersegment revenue (expense)	$(219)	$(29)	$248	$-	$-
Average assets	$1,532,356	$6,573	$143,099	$(211,854)	$1,470,174

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

Interest earning assets declined by 3.43% for the first nine months in 2012 compared to the same period of 2011 while our net interest earnings on a tax equivalent basis decreased 0.44%.  Our tax equivalent net interest margin increased 9 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income applicable to common shares by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Community banking	$1,358	$2,249	$4,588	$2,915
Insurance	17	54	235	243
Parent	(572)	(441)	(1,798)	(787)
Consolidated net income	$803	$1,862	$3,025	$2,371

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

Goodwill:  During 2012, we adopted authoritative guidance that allows us to utilize a qualitative approach to test goodwill for impairment. This authoritative guidance permits us to first perform an assessment of qualitative factors (Step 0) to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.  However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

Community Banking –  During third quarter 2012, we performed the Step 0 assessment of our goodwill  of our community banking reporting unit and determined that it was not more likely than not that the fair value was less than its carrying value.  Because we did not experience any significant adverse changes in our banking business or its reporting structure since our last 2-step impairment test at September 30, 2011, we performed the qualitative Step 0 assessments. In performing the qualitative Step 0 assessments, we considered certain events and circumstances  such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than its carrying amount. No indicators of impairment were noted as of September 30, 2012.

Insurance Services – During third quarter 2012, we performed the Step 0 assessment of our goodwill  of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2%, and a discount rate of 10.5% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2012, therefore Step 2 testing was not necessary.

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

Deferred Income Tax Assets:  At September 30, 2012, we had net deferred tax assets of $11.6 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2012 increased to $3,025,000, or $0.38 per diluted share as compared to $2,371,000 or $0.32 per diluted share for the same period of 2011.  Net income applicable to common shares for the quarter ended September 30, 2012 totaled $803,000, or $0.10 per diluted share as compared to $1,862,000, or $0.24 per diluted share for the quarter ended September 30, 2011.  Earnings for nine months ended September 30, 2012 were positively impacted by lower provisions for loan losses and lower other-than-temporary-impairment of securities, and negatively impacted by our continued write-downs of foreclosed properties to their estimated fair values and losses on sales of assets, primarily foreclosed properties.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Earnings for the quarter ended September 30, 2012 were primarily negatively impacted by our continued write-downs of foreclosed properties to their estimated fair values.  The provision for loan losses was $6.0 million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Included in earnings for the nine months ended September 30, 2012 was $2.3 million of realized securities gains, $583,000 in losses on the sales of assets, primarily foreclosed properties, $6.1 million of charges resulting from the write down of a portion of our foreclosed properties to fair value and $375,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first nine months of 2012 were 4.54% and 0.34%, respectively, compared with 3.76% and 0.23% for the same period of 2011.

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

Our net interest income on a fully tax-equivalent basis totaled $31,071,000 for the nine months ended September 30, 2012 compared to $31,209,000 for the same period of 2011, representing a decrease of $138,000 or 0.44%.  While our tax-equivalent earnings on interest earning assets decreased $5,176,000, this decrease was nearly offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 3.43% from $1,347,588,000 during the first nine months of 2011 to $1,301,378,000 for the first nine months of 2012.  Average interest bearing liabilities declined 5.20% from $1,289,493,000 at September 30, 2011 to $1,222,472,000 at September 30, 2012, at an average yield for the first nine months of 2012 of 2.05% compared to 2.47% for the same period of 2011.

Our consolidated net interest margin increased to 3.19% for the nine months ended September 30, 2012, compared to 3.10% for the same period in 2011. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2012 compared to September 30, 2011, the yields on earning assets decreased 35 basis points, while the cost of our interest bearing funds decreased by 42 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$965,227	$41,811	5.79%	$987,928	$44,622	6.04%
Tax-exempt (2)	6,776	368	7.25%	4,765	289	8.11%
Securities
Taxable	235,885	4,592	2.60%	262,275	7,290	3.72%
Tax-exempt (2)	70,753	3,009	5.68%	56,313	2,727	6.47%
Federal funds sold and interest
bearing deposits with other banks	22,737	31	0.18%	36,307	59	0.22%
Total interest earning assets	1,301,378	49,811	5.11%	1,347,588	54,987	5.46%

Noninterest earning assets
Cash & due from banks	4,195			3,951
Premises and equipment	21,684			22,737
Other assets	120,041			118,393
Allowance for loan losses	(18,191)			(18,144)
Total assets	$1,429,107			$1,474,525

Interest bearing liabilities
Interest bearing demand deposits	$167,843	$247	0.20%	$151,137	$296	0.26%
Savings deposits	206,953	1,054	0.68%	206,705	1,473	0.95%
Time deposits	545,121	8,839	2.17%	611,404	12,202	2.67%
Short-term borrowings	14,250	25	0.23%	1,663	3	0.24%
Long-term borrowings
and capital trust securities	288,305	8,575	3.97%	318,584	9,804	4.11%
Total interest bearing liabilities	1,222,472	18,740	2.05%	1,289,493	23,778	2.47%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	92,362			83,768
Other liabilities	8,273			9,234
Total liabilities	1,323,107			1,382,495

Shareholders' equity - preferred	9,326			3,532
Shareholders' equity - common	96,674			88,498
Total liabilities and
shareholders' equity	$1,429,107			$1,474,525
Net interest earnings		$31,071			$31,209
Net yield on interest earning assets			3.19%			3.10%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $1,145,000 and $1,026,000 for the periods ended
September 30, 2012 and September 30, 2011, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2012 versus September 30, 2011
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(996)	$(1,815)	$(2,811)
Tax-exempt	112	(33)	79
Securities
Taxable	(678)	(2,020)	(2,698)
Tax-exempt	643	(361)	282
Federal funds sold and interest
bearing deposits with other banks	(19)	(9)	(28)
Total interest earned on
interest earning assets	(938)	(4,238)	(5,176)

Interest paid on:
Interest bearing demand
deposits	31	(80)	(49)
Savings deposits	2	(421)	(419)
Time deposits	(1,229)	(2,134)	(3,363)
Short-term borrowings	22	-	22
Long-term borrowings and capital
trust securities	(903)	(326)	(1,229)
Total interest paid on
interest bearing liabilities	(2,077)	(2,961)	(5,038)

Net interest income	$1,139	$(1,277)	$(138)

Noninterest Income

Total noninterest income decreased to $3,337,000 for the first nine months of 2012, compared to $3,561,000 for the same period of 2011, with losses on the sales of assets, primarily foreclosed properties, lower realized securities gains and writedowns of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2012	2011	2012	2011
Insurance commissions	$1,052	$1,073	$3,352	$3,458
Service fees related to deposit accounts	1,074	1,078	3,163	3,024
Realized securities gains	760	1,517	2,245	3,463
Other-than-temporary impairment of securities	(39)	(484)	(375)	(2,245)
Gain (loss) on sales of assets	16	130	(583)	277
Bank owned life insurance income	257	273	781	576
Write-downs of foreclosed properties	(2,571)	(1,637)	(6,114)	(5,770)
Other	257	237	868	778
Total	$806	$2,187	$3,337	$3,561

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first nine months of 2012, we recorded non-cash other-than temporary impairment charges of $375,000 related to certain residential mortgage-backed securities which we continue to own.

Gain/(loss) on sales of assets:  During the first nine months of  2012, we recognized $583,000 in losses on sales of assets, principally foreclosed properties.

Write-downs of foreclosed properties:  During the first nine months of 2012, we recorded $6,114,000 in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further write-downs of these properties in the foreseeable future.

Noninterest Expense

Total noninterest expense decreased slightly for the nine months ended September 30, 2012, as compared to the same period in 2011.  While professional fees, primarily related to complex collection issues relative to our problem assets, remain elevated, foreclosed properties expense decreased for the nine months ended September 30, 2012.  FDIC premiums are lower in 2012 due to our lower deposit base and a change in the assessment base used in calculating FDIC premiums that became effective during second quarter 2011.  Other expenses are higher for the nine months ended September 30, 2012 due to the refund during first quarter 2011 of Virginia business franchise taxes.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2012	$	%	2011	2012	$	%	2011
Salaries, commissions, and employee benefits	$3,940	$(19)	-0.5%	$3,959	$11,733	$(254)	-2.1%	$11,987
Net occupancy expense	476	3	0.6%	473	1,445	(18)	-1.2%	1,463
Equipment expense	576	(13)	-2.2%	589	1,773	23	1.3%	1,750
Professional fees	250	(15)	-5.7%	265	781	127	19.4%	654
Amortization of intangibles	88	-	0.0%	88	263	-	0.0%	263
FDIC premiums	510	(70)	-12.1%	580	1,532	(327)	-17.6%	1,859
Foreclosed properties expense	395	6	1.5%	389	1,017	(218)	-17.7%	1,235
Other	1,237	7	0.6%	1,230	3,762	522	16.1%	3,240
Total	$7,472	$(101)	-1.3%	$7,573	$22,306	$(145)	-0.6%	$22,451

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $6,002,000 and $8,001,000 provisions for loan losses for the first nine months of 2012 and 2011, respectively.  Although the level of impaired loans has increased over the past year as well as specific reserves on impaired loans, the level of historic charge-offs has continued to decline, requiring lower levels of FAS 5 reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2011.

Table V - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2012	2011	2011
Accruing loans past due 90 days or more	$-	$-	$344
Nonaccrual loans
Commercial	5,343	3,473	3,260
Commercial real estate	2,803	8,398	7,163
Commercial construction and development	428	-	1,052
Residential construction and development	16,333	17,506	22,289
Residential real estate	18,809	6,818	18,187
Consumer	88	87	145
Total nonaccrual loans	43,804	36,282	52,096
Foreclosed properties
Commercial	-	-	-
Commercial real estate	11,802	14,256	15,721
Commercial construction and development	17,683	16,960	17,101
Residential construction and development	23,769	27,804	27,877
Residential real estate	2,779	3,718	3,239
Consumer	-	-	-
Total foreclosed properties	56,033	62,738	63,938
Repossessed assets	-	859	263
Total nonperforming assets	$99,837	$99,879	$116,641
Total nonperforming loans as a
percentage of total loans	4.57%	3.69%	5.33%
Total nonperforming assets as a
percentage of total assets	7.11%	6.82%	8.04%

The following table details the activity regarding our foreclosed properties for the three months and nine months ended September 30, 2012 and 2011.

Table VI - Foreclosed Property Activity	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2012	2011	2012	2011
Beginning balance	$60,068	$65,591	$63,938	$69,638
Acquisitions	241	4,803	5,262	9,035
Improvements	155	295	677	905
Disposals	(1,860)	(6,314)	(7,309)	(11,070)
Writedowns to fair value	(2,571)	(1,637)	(6,114)	(5,770)
Reclassification of covered loans	-	-	(421)	-
Balance September 30	$56,033	$62,738	$56,033	$62,738

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at September 30, 2012.

Table VII - Significant Nonperforming Loan Relationships
September 30, 2012
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Southwestern WV	Accounts Receivable, Inventory, Equipment, & Commercial Real Estate	Oct. 2007	Jun. 2012	$3,371	PV Cash Flow	$3,311	(2)	$-	$-
Northern VA	Five residential lots, one commercial lot, and one single family residence	Jun. 2005, July 2005, Sept. 2005, Jan. 2006, & Aug. 2006	Jun. 2012	$2,524	Collateral Value	$2,810	(1)	$1,099	$-
Shenandoah Valley, VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$2,067	Collateral value	$1,860	(1)	$420	$-
Northern VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,562	Collateral value	$15,714	(2)	$3,062	$-
Eastern Panhandle, WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,380	Collateral value	$8,158	(1)	$1,100	$-
Shenandoah Valley, VA	Residential Subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$2,149	Collateral value	$1,792	(1)	$516	$-
Eastern Panhandle, WV	2 Single family residences & undeveloped acreage	Dec. 2008 & Jun. 2011	Jul. 2012 & Aug. 2012	$1,081	Collateral Value	$2,122	(1)	$-	$-
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,246	Collateral value	$1,624	(2)	$36	$-

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of September 30, 2012, approximately 60% of our impaired loans required no reserves or have been charged down to their fair value.  Our allowance may or may not fluctuate proportionately as our nonperforming loans fluctuate. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At September 30, 2012, our allowance for loan losses totaled $17,820,000, or 1.86% of total loans, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  At December 30, 2011 and September 30, 2011, our allowance for loan losses totaled $17,712,000, or 1.80% of total loans and $17,949,000, or 1.82% of total loans, respectively.

At September 30, 2012, December 31, 2011, and September 30, 2011, we had approximately $56,033,000, $63,938,000 and $62,738,000, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1,404,086,000 at September 30, 2012, compared to $1,450,121,000 at December 31, 2011, representing a 3.17% decrease.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2011 and September 30, 2012.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
Dollars in thousands	2011	Amount	Percentage	2012
Assets
Securities available for sale	$286,599	5,393	1.9%	$291,992
Loans, net of unearned interest	983,228	(24,475)	-2.5%	958,753

Liabilities
Deposits	$1,016,500	$10,807	1.1%	$1,027,307
Short-term borrowings	15,956	5,001	31.3%	20,957
Long-term borrowings	270,254	(66,510)	-24.6%	203,744
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loans decreased 2.5% and securities increased 1.9% during the first nine months of 2012.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits increased approximately $10.8 million during the first nine months of 2012; wholesale deposits increased approximately $28.3 million while retail deposits decreased approximately $17.5 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first nine months of 2012.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2012 and December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”), Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $427 million or 30.4% of total consolidated assets at September 30, 2012.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $322 million.  As of September 30, 2012 and December 31, 2011, these advances totaled approximately $143 million and $175 million, respectively.  At September 30, 2012, we had additional borrowing capacity of $179 million through FHLB programs.  We have established lines with the Federal Reserve Bank, secured by a pledge of our consumer and commercial and industrial loan portfolios, and a correspondent bank to be used as a contingency liquidity vehicle.  The amount available on these lines at September 30, 2012 approximated $94 million.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $427 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $277 million aside from its FHLB line, which would result in a funding source of approximately $234 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $427 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2012 totaled $107,328,000 compared to $102,566,000 at December 31, 2011.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

•	Summit Community maintaining a minimum Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11%;

•	Summit Community shall not pay any cash dividends without the prior written consent of the banking regulators;

•
Summit suspending all cash dividends on its common stock until further notice.  Dividends on all preferred stock, as well as interest payments on subordinated notes underlying Summit’s trust preferred securities, continue to be permissible; and,

•	Summit not incurring any additional debt, other than trade payables, without the prior written consent of the banking regulators.

Management presently believes Summit and the Bank are in substantial compliance with all provisions of the MOUs.

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

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term bank borrowing, we currently have sufficient cash on hand to continue to service our subordinated debentures and term bank borrowing obligations as well as the dividend payments on our preferred stock through at least early 2014.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2012.

.
Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2012	$927	$-	$61
2013	41,898	-	235
2014	83,429	-	175
2015	11,909	-	21
2016	28,911	-	-
Thereafter	53,470	19,589	-
Total	$220,544	$19,589	$492

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2012 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,234
Construction loans	18,524
Other loans	34,537
Standby letters of credit	1,825
Total	$102,120

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2012.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	0.52%	7.12%
Up 200 (1)	-1.95%	-1.52%
Up 400 (2)	-0.65%	-2.68%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2012, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2012 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc
Exhibit 3.ii	Articles of Amendment 2009
Exhibit 3.iii	Articles of Amendment 2011
Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.
Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 15 of this Quarterly Report is incorporated herein by reference.
Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
Exhibit 101	Interactive Data File (XBRL)

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

Date: November 7, 2012

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