Form 10-K
period 2012-12-31
SUMMIT FINANCIAL GROUP INC
filed 2013-02-28
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2012, was approximately $28,503,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 21, 2013, was 7,437,472.

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

                                                                            Part of Form 10-K into which
Document                                                                                                                                                       document is incorporated

Portions of the Registrant’s Proxy Statement for the                                                                                                Part III - Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders to be held May 16, 2013

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.39 billion financial holding company headquartered in Moorefield, West Virginia.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $1 million.  We generally do not seek loans of more than $5 million but will consider larger lending relationships exhibiting above average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $148.8 million as of December 31, 2012.  As of this date, we had loans approximating $54.7 million that exceeded the above regulatory LTV guidelines, as follows:

                                                                                                                                                               Residential real estate
Owner occupied – 1st lien                                                                           $ 12.0 million
Owner occupied – 2nd lien                                                                          $   2.0 million

                                                                                                                                                              Commercial real estate
Residential non-owner occupied, 1st lien                                                 $   4.0 million
Owner occupied commercial real estate                                                    $ 23.5 million
Other commercial real estate                                                                       $   3.7 million

Construction, development & land                                                         $   9.5 million

Our underwriting standards and practice are designed to originate both fixed and variable rate loan products consistent with the underwriting guidelines discussed above. Adjustable rate and variable rate loans are underwritten giving consideration both to the loan’s initial rate and to higher assumed rates commensurate with reasonably anticipated market conditions.  Accordingly, we want to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment.  Historically, we have not offered “payment option ARM” loans.  Further, we have had no loan portfolio products which were specifically designed for “sub-prime” borrowers (defined as consumers with a credit score of less than 599).

Supervision and Regulation

General

We, as a financial holding company, are subject to the restrictions of the Bank Holding Company Act of 1956, as amended (“BHCA”), and are registered pursuant to its provisions.  As a registered financial holding company, we are subject to the reporting requirements of the Board of Governors of the Federal Reserve System (“FRB”), and are subject to examination by the FRB.  As a financial holding company doing business in West Virginia, we are also subject to regulation by the West Virginia Division of Financial Institutions and must submit annual reports to the West Virginia Division of Banking.

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

Summit Community is subject to West Virginia statutes and regulations, and is primarily regulated by the West Virginia Division of Financial Institutions and is also subject to regulations promulgated by the FRB and the Federal Deposit Insurance Corporation (“FDIC”).  As members of the FDIC, the deposits of the bank are insured as required by federal law.  Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of Summit Community.  These examinations are conducted primarily to protect depositors and not shareholders.  In addition to these regular examinations, Summit Community must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

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

The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance.

The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain Negotiable Order of Withdrawal accounts (“NOW accounts”). The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. Continuing declines in the DIF may result in the FDIC imposing additional assessments in the future, which could adversely affect Summit Community’s capital levels and earnings.

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which would redefine the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, for use in calculating the June 2011 assessments which were due in September 2011. The FDIC’s final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and instead used scorecards that the FDIC believes better reflect risks to the DIF.

In addition to deposit insurance assessments by the DIF, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly.

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

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Company or Summit Community to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described below under the “Federal Deposit Insurance Corporation Improvement Act of 1991”, significant additional restrictions can be imposed on Summit Community if it would fail to meet applicable capital requirements..

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2012 are set forth in the table in Note 16 of the notes to the consolidated financial statements on page 84.

Basel III Standards. On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2012.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Employees

At February 15, 2013, we employed 229 full-time equivalent employees.

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

These reports are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may read and copy any materials that we file with the SEC at the Public Reference Room on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

Description of Information                                                                                                                                                Page Reference

1.	Distribution of Assets, Liabilities, and Shareholders’
Equity; Interest Rates and Interest Differential
a.	Average Balance Sheets 31
b.	Analysis of Net Interest Earnings 30
c.	Rate Volume Analysis of Changes in Interest Income and Expense 32
2.	Investment Portfolio
a.	Book Value of Investments 35
b.	Maturity Schedule of Investments 35
c.	Securities of Issuers Exceeding 10% of Shareholders’ Equity 34
3.	Loan Portfolio
a.	Types of Loans 34
b.	Maturities and Sensitivity to Changes in Interest Rates 65
c.	Risk Elements 36
d.	Other Interest Bearing Assets n/a
4.	Summary of Loan Loss Experience 39
5.	Deposits
a.	Breakdown of Deposits by Categories, Average Balance,
and Average Rate Paid                                                                                                                                          31
b.	Maturity Schedule of Time Certificates of Deposit and Other
Time Deposits of $100,000 or More                                                                                                                     77
6.	Return on Equity and Assets 30
7.	Short-term Borrowings 77

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

      On October 25, 2012, the Bank entered into a revised MOU (“Bank MOU”) which replaced the informal Memorandum of Understanding between the Bank, the FDIC, and the WV Division of Banking effective September 24, 2009 and subsequently amended on February 1, 2011.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  In general, the Bank MOU includes provisions substantially similar to those in the prior Bank MOU with the exception that several provisions deemed no longer applicable by the regulatory authorities were removed and a provision relative to reducing the Bank’s levels of classified assets was added.

In summary, we have agreed, among other things, to address the following matters relative to the Bank:

▪	maintaining a Board committee which monitors and promotes compliance with the provisions of the Bank MOU;

▪
providing the Bank’s regulatory authorities with updated reports of criticized assets and/or formal workout plans for all nonperforming borrower relationships with an aggregate outstanding balance exceeding $1 million;

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

      In addition to the Bank MOU, on November 6, 2009, Summit entered into an informal Memorandum of Understanding (“Holding Company MOU”) with its principal regulators, the West Virginia Division of Banking (now known as the West Virginia Division of Financial Institutions) and the FRB of Richmond.  Under the terms of the Holding Company MOU, we agreed to:

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

Dividends on all preferred stock, including the Series 2009 and Series 2011 preferred stock, as well as interest payments on our subordinated debt and junior subordinated debentures underlying our trust preferred securities, continue to be permissible.  However, such dividends and interest payments on our preferred stock and trust preferred debt are subject to future review by the Federal Reserve should we experience deterioration in our financial condition.

      Although dividends from the Bank are our principal source of funds to pay dividends and interest payments on our common stock, preferred stock, trust preferred debt and subordinated debt, we currently have sufficient cash on hand to continue to service our trust preferred and subordinated debt obligations as well as the expected dividend payments on our preferred stock through at least early 2015. Nevertheless, we can make no assurances that we will continue to have sufficient funds available for distributions to the holders of our preferred stock or that such dividends will continue to be permitted by our regulatory authorities.

      The Bank MOU and Holding Company MOU (the “MOUs”) will remain in effect until modified, terminated, lifted, suspended or set aside by the regulatory authorities.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. Moreover, the proposed reforms seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Summit and Summit Community.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Summit and Summit Community could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if Summit and Summit Community were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels decline.

      Although we and the Bank both qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2012, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

      We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2012, our allowance for loan losses totaled $17.9 million, which represents approximately 1.88% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

      We have frequently utilized as a source of funds certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2012, brokered deposits totaled $190.4 million, or approximately 18.5% of our total deposits, compared to brokered deposits in the amount of $192.5 million or approximately 18.9% of our total deposits at December 31, 2011.  As of December 31, 2012, approximately $59.9 million in brokered deposits, or approximately 29.6% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

      We also have borrowings with the Federal Home Loan Bank, or the FHLB.  As of December 31, 2012, our FHLB borrowings maturing within one year totaled $43.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

As a result, significant new legislation and regulatory reforms passed in the past three years and future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations.  New legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, assess fees, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

      In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system.  The final rule redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits.  Since the new base is larger than the prior base, the FDIC also lowered the assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry.  The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  Either an increase in the Risk Category of Summit Community or adjustments to the base assessment rates could have a material adverse effect on our earnings.  In addition, the FDIC may impose special assessments in the future as a part of its restoration plan.

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

      As of February 21, 2013 our executive officers and directors beneficially own 33.76% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future and by the conversion of our Series 2009 or Series 2011 Preferred Stock.

      Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May, 2008, as of December 31, 2012, 241,700 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders, a new officer stock option plan was approved providing for 350,000 shares of common stock to be available for issuance under the plan.  As of December 31, 2012, 8,000 shares of our common stock are issuable under options granted in connection with our 2009 Plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

      We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2012 and 2011.

      Distributions on the capital securities issued by the trusts are payable quarterly at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.

      Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. In 2012, our total interest payments on these junior subordinated debentures approximated $561,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $130,000.
The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

      We have also issued $16.8 million of subordinated debt. In 2008, $10.0 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and one half years. During 2009, $5.0 million was issued to an affiliate of a director of Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.   Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  Our total interest payments on this subordinated debt in 2012 were approximately $996,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $244,000.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under long-term lease arrangements.  At December 31, 2012, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia offices of Summit Community, and also leases a location in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well-located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on page 75.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 14 of our consolidated financial statements on page 83.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Dividends paid	$-	$-	$-	$-
High Bid	4.51	7.14	5.40	5.32
Low Bid	2.68	3.77	3.60	4.50

2011
Dividends paid	$-	$-	$-	$-
High Bid	4.49	4.12	3.99	3.35
Low Bid	3.53	3.05	2.10	2.13

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the Federal Reserve Board.  We are presently restricted from paying dividends on our common shares as discussed in Item 1A. – Risk Factors on page 11 and Item 7. -- Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 27, and in Note 16 of our consolidated financial statements on page 84.  Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Under the terms of the Bank MOU, Summit Community may not pay dividends to us without the prior written consent of the FDIC and the West Virginia Division of Banking.

As of February 21, 2013, there were approximately 1,250 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	-	$-	-	-
November 1, 2012 - November 30, 2012	-	-	-	-
December 1, 2012 - December 31, 2012	500	4.75	-	-

(a) Shares purchased under the Employee Stock Ownership Plan.

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2012.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$63,884	$71,047	$79,672	$89,536	$93,484
Interest expense	24,064	31,203	39,520	45,994	49,409
Net interest income	39,820	39,844	40,152	43,542	44,075
Provision for loan losses	8,500	10,000	21,350	20,325	15,500
Net interest income after provision
for loan losses	31,320	29,844	18,802	23,217	28,575
Noninterest income	5,340	5,550	7,739	6,281	3,245
Noninterest expense	29,728	30,285	31,471	32,379	29,811
Income (loss) before income taxes	6,932	5,109	(4,930)	(2,881)	2,009
Income tax expense (benefit)	1,219	1,035	(2,955)	(2,165)	(291)
Net income (loss)	5,713	4,074	(1,975)	(716)	2,300
Dividends on preferred shares	777	371	297	74	-
Net income (loss) applicable to common shares	$4,936	$3,703	$(2,272)	$(790)	$2,300

Balance Sheet Data (at year end)
Assets	$1,387,104	$1,450,121	$1,477,570	$1,584,625	$1,627,116
Securities available for sale	281,539	286,599	271,730	271,654	327,606
Loans	937,168	965,516	995,319	1,137,336	1,192,157
Deposits	1,027,125	1,016,500	1,036,939	1,017,338	965,850
Short-term borrowings	3,958	15,956	1,582	49,739	153,100
Long-term borrowings	203,268	270,254	304,109	381,492	382,748
Shareholders' equity	108,555	102,566	89,821	90,660	87,244

Credit Quality
Net loan charge-offs	$8,279	$9,512	$21,126	$20,258	$7,759
Nonperforming assets	93,954	116,641	92,235	107,504	56,082
Allowance for loan losses	17,933	17,712	17,224	17,000	16,933

Per Share Data
Earnings per share
Basic earnings	$0.66	$0.50	$(0.31)	$(0.11)	$0.31
Diluted earnings	0.60	0.49	(0.31)	(0.11)	0.31

Book value per common share (at year end) (A)	11.31	10.68	11.01	11.19	11.77
Tangible book value per common share (at year end) (A)	10.44	9.78	9.90	10.04	10.46
Cash dividends	-	-	-	0.06	0.36

Performance Ratios
Return on average equity	5.36%	4.32%	-2.60%	-0.90%	2.59%
Return on average assets	0.40%	0.28%	-0.15%	-0.05%	0.15%
Equity to assets	7.8%	7.1%	6.1%	5.7%	5.4%

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

DESCRIPTION OF BUSINESS

We are a $1.39 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 17 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 229 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2012

•
Net income for 2012 totaled $4.94 million compared to $3.70 million in 2011.  Net income was achieved in 2012 despite charges related to the writedowns of Other Real Estate Owned (“OREO” properties) to fair value and other than temporary impairment of securities.

•	Other than temporary impairment of securities declined to $451,000 in 2012 compared to $2.6 million in 2011.

•
Our allowance for loan losses totaled 1.88% of total loans at December 31, 2012, compared to 1.80% at December 31, 2011, with our provision for loan losses totaling $8.5 million in 2012 compared to $10.0 million during 2011.

•
In 2012, nonperforming assets decreased each quarter, reaching $94.0 million at year end. We continue to manage our problem assets through a combination of asset sales, loan workouts and charge-offs. However, disposition of foreclosed real estate remains difficult to achieve as the return of our real estate markets to normal activity levels has been slow.

•	The impact of foregone net interest income from nonaccruing loans negatively impacted the margin keeping it well below historical margins.

•
We remained well-capitalized by regulatory capital guidelines at December 31, 2012, with our leverage ratio at its highest level in six years and our total risk-based capital ratio at its highest level in twelve years.

OUTLOOK

Summit remains well-capitalized and is adequately reserved.  The Company has adequate liquidity and is positioned to weather the current economic conditions and maintain marginal profitability until conditions improve.  In the short-term, however, Management anticipates the Company will continue to be impacted by losses on loans and foreclosed properties, continuing elevated levels of nonperforming assets, a slow-growing economy, and modest reductions in earning assets.

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

Goodwill:  Goodwill is subject to an analysis by reporting unit at least annually to determine whether write-downs of the recorded balances are necessary.  Initially, an assessment of qualitative factors (Step 0) is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.  However, if we conclude otherwise, then we are required to perform the first step (Step 1) of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.  Step 2 of impairment testing, which is necessary only if the reporting unit does not pass Step 1, compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

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

Deferred Income Tax Assets:  At December 31, 2012, we had net deferred tax assets of $11.4 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2012. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 17 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand-alone business.  Net income by segment follows:

Dollars in thousands	2012	2011	2010
Community banking	$7,022	$4,715	$(838)
Insurance	273	232	249
Parent and other	(2,359)	(1,244)	(1,683)
Consolidated net income	$4,936	$3,703	$(2,272)

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares was $4.94 million and $3.70 million for 2012 and 2011, respectively, compared to a net loss of $2.27 million for 2010.  On a per share basis, the income applicable to common shares was $0.60 and $0.49 per diluted share in 2012 and 2011, respectively, compared to a net loss per diluted share of $0.31 in 2010.  Return on average equity was 5.36% in 2012 compared to 4.32% in 2011 and (2.60%) in 2010.  Return on average assets for the year ended December 31, 2012 was 0.40% compared to 0.28% in 2011 and (0.05%) in 2010.  Included in 2012’s net income were $2.3 million of realized securities gains, which partially offset writedowns of OREO properties to fair value of $6.9 million and other-than-temporary non-cash impairment charges of $451,000 related to certain residential mortgage-backed securities, which we continue to own.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2012, 2011 and 2010 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $41.3 million, $41.4 million, and $41.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, representing a decrease of 0.1% in 2012 and an increase of 0.4% in 2011.  During 2012 and 2011, the volumes of both interest earning assets and interest bearing liabilities declined.  During 2012, these reductions were nearly offset by lower yields on both interest earning assets and interest bearing liabilities while during 2011, these reductions were more than offset by lower yields on both interest earnings assets and interest bearing liabilities.  Total average earning assets decreased 3.6% to $1.30 billion at December 31, 2012 from $1.34 billion at December 31, 2011.   Total average interest bearing liabilities decreased 5.4% to $1.21 billion at December 31, 2012, compared to $1.28 billion at December 31, 2011.  As identified in Table II, tax equivalent net interest income decreased $49,000 in 2012 and increased $147,000 during 2011.

  Our net interest margin was 3.19% for 2012 compared to 3.08% and 2.95% for 2011 and 2010, respectively.  Our net interest margin increased 11 basis points in 2012 and 13 basis points in 2011.  The continuing low interest rate environment throughout 2012 and 2011 has served to positively impact our net interest margin due to our liability sensitive balance sheet.  The cost of interest bearing liabilities decreased 44 and 52 basis points for 2012 and 2011, respectively, which more than offset the 35 and 37 basis point decreases in the yield on interest earning assets for the same periods.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

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
	2012			2011			2010
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$963,209	$55,248	5.74%	$987,315	$58,911	5.97%	$1,082,537	$65,643	6.06%
Tax-exempt (2)	6,628	483	7.29%	5,105	402	7.87%	5,965	476	7.98%
Securities
Taxable	233,560	5,689	2.44%	252,901	9,106	3.60%	253,529	11,922	4.70%
Tax-exempt (2)	71,937	3,929	5.46%	63,894	4,080	6.39%	40,048	2,670	6.67%
Federal Funds sold and interest
bearing deposits with other banks	19,731	35	0.18%	33,690	72	0.21%	16,373	31	0.19%
	$1,295,065	$65,384	5.05%	$1,342,905	$72,571	5.40%	$1,398,452	$80,742	5.77%
Noninterest earning assets
Cash and due from banks	4,188			4,022			4,267
Premises and equipment	21,578			22,620			23,742
Other assets	118,427			118,408			104,907
Allowance for loan losses	(18,157)			(18,161)			(19,226)
Total assets	$1,421,101			$1,469,794			$1,512,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$170,698	$325	0.19%	$152,552	$391	0.26%	$147,513	$583	0.40%
Savings deposits	203,908	1,361	0.67%	207,226	1,899	0.92%	188,233	2,323	1.23%
Time deposits	548,044	11,472	2.09%	601,925	15,983	2.66%	605,663	18,131	2.99%
Short-term borrowings	13,248	31	0.23%	4,238	8	0.19%	16,172	80	0.49%
Long-term borrowings and
subordinated debentures	276,092	10,875	3.94%	315,900	12,921	4.09%	380,235	18,403	4.84%
	$1,211,990	$24,064	1.99%	$1,281,841	$31,202	2.43%	$1,337,816	$39,520	2.95%
Noninterest bearing liabilities
Demand deposits	94,243			85,247			73,971
Other liabilities	8,256			8,474			9,597
Total liabilities	1,314,489			1,375,562			1,421,384

Shareholders' equity - preferred	9,326			4,738			3,519
Shareholders' equity - common	97,286			89,494			87,239
Total liabilities and
shareholders' equity	$1,421,101			$1,469,794			$1,512,142
Net Interest Earnings		$41,320			$41,369			$41,222
Net Interest Margin			3.19%			3.08%			2.95%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $720,000,
$573,000, and $534,000 for the years ended December 31, 2012, 2011 and 2010 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,500,000, $1,525,000, and $1,070,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2012 Versus 2011			2011 Versus 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(1,417)	$(2,246)	$(3,663)	$(5,696)	$(1,036)	$(6,732)
Tax-exempt	113	(32)	$81	(68)	(6)	$(74)
Securities
Taxable	(653)	(2,764)	$(3,417)	(30)	(2,786)	$(2,816)
Tax-exempt	481	(632)	$(151)	1,527	(117)	$1,410
Federal funds sold and interest
bearing deposits with other banks	(26)	(11)	(37)	37	4	41
Total interest earned on
interest earning assets	(1,502)	(5,685)	(7,187)	(4,230)	(3,941)	(8,171)

Interest paid on:
Interest bearing demand
deposits	43	(109)	(66)	19	(211)	(192)
Savings deposits	(29)	(509)	(538)	217	(641)	(424)
Time deposits	(1,341)	(3,170)	(4,511)	(111)	(2,037)	(2,148)
Short-term borrowings	21	2	23	(39)	(33)	(72)
Long-term borrowings and
subordinated debentures	(1,582)	(464)	(2,046)	(2,862)	(2,620)	(5,482)
Total interest paid on
interest bearing liabilities	(2,888)	(4,250)	(7,138)	(2,776)	(5,542)	(8,318)

Net interest income	$1,386	$(1,435)	$(49)	$(1,454)	$1,601	$147

Noninterest Income

Noninterest income totaled 0.38%, 0.38%, and 0.51%, of average assets in 2012, 2011, and 2010, respectively.  Noninterest income totaled $5.34 million in 2012 compared to $5.55 million in 2011, and $7.74 million in 2010, with insurance commissions, service fees from deposit accounts and realized securities gains being the primary positive components and other-than-temporary impairment of securities and write-downs of OREO properties being the largest negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2012	2011	2010
Insurance commissions	$4,433	$4,461	$4,744
Service fees related to deposit accounts	4,255	4,125	4,036
Mortgage origination revenue	207	208	186
Realized securities gains	2,348	4,006	2,051
Other-than-temporary impairment of securities	(451)	(2,646)	(988)
Gain (loss) on sale of assets	(677)	295	142
Bank owned life insurance income	1,109	846	517
Write-downs of foreclosed properties	(6,862)	(6,651)	(3,401)
Other	978	906	452
Total	$5,340	$5,550	$7,739

Insurance commissions:  Insurance commissions have trended downward in 2012 and 2011 due to the continued weakened economic environment.  Employee benefit related products, the largest line generating our insurance commissions, have been negatively impacted by reductions in staff and benefits by our employer clients, thus reducing the commission that we earn, and also tightening of commission structures paid to us by our insurance carriers.

Other-than-temporary impairment of securities:  During 2012 and 2011, we took other-than-temporary non-cash impairment charges of $451,000 and $2.65 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

Write-down of foreclosed properties:  During 2012 and 2011, we recognized $6.86 million and $6.65 million, respectively, in write-downs of OREO properties to record them at fair value less estimated costs to sell.  Continued volatility in the real estate markets could result in further write-downs of these properties in the foreseeable future.

Gains/losses on sales of assets:  These items are primarily a result of sales of foreclosed properties.

Noninterest Expense

Noninterest expense was well controlled in both 2012 and 2011.  These expenses totaled $29.7 million, $30.3 million, and $31.5 million, or 2.1% of average assets for each of the years ended December 31, 2012, 2011, and 2010.  Total noninterest expense decreased $557,000 in 2012 compared to 2011 and decreased $1.19 million in 2011 compared to 2010.  Table IV below shows the breakdown of these changes .

Professional fees:  Professional fees, consisting primarily of legal, accounting, and consulting fees, decreased 15.4% during 2012 primarily due to a decline in fees related to complex collection issues relative to our problem assets, as these problem assets have decreased.  These fees increased 14.8% during 2011 compared to 2010 due to higher levels of problem assets during 2011.

FDIC premiums:  FDIC premiums decreased during 2011 as a result of the change in the assessment base used in calculating FDIC premiums that became effective during second quarter 2011. These premiums decreased during 2012 due to our lower assessment base.

Foreclosed properties expense:  These expenses decreased during 2012 due to the decrease in properties that we foreclosed upon during the period and the related expenses of owning those properties, including real property taxes, which accounted for 43% and 40% of total foreclosed properties expenses in 2012 and 2011, respectively.

Other:  The increase during 2012 and the decrease in 2011 of other expenses is primarily the result of a refund of Virginia business franchise taxes during 2011.  This refund is a result of OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2012	$	%	2011	$	%	2010
Salaries, commissions, and employee benefits	$15,532	$(301)	-1.9%	$15,833	$183	1.2%	$15,650
Net occupancy expense	1,939	4	0.2%	1,935	(75)	-3.7%	2,010
Equipment expense	2,349	6	0.3%	2,343	(114)	-4.6%	2,457
Supplies	345	21	6.5%	324	(157)	-32.6%	481
Professional fees	1,161	(212)	-15.4%	1,373	177	14.8%	1,196
Advertising	237	80	51.0%	157	9	6.1%	148
Amortization of intangibles	351	-	0.0%	351	-	0.0%	351
FDIC premiums	2,067	(356)	-14.7%	2,423	(447)	-15.6%	2,870
Foreclosed properties expense	1,221	(237)	-16.3%	1,458	62	4.4%	1,396
Other	4,526	438	10.7%	4,088	(824)	-16.8%	4,912
Total	$29,728	$(557)	-1.8%	$30,285	$(1,186)	-3.8%	$31,471

Income Tax Expense/Benefit

Income tax expense for the years ended December 31, 2012 and 2011 totaled $1.22 million and $1.04 million, respectively.  Income tax benefit for the year ended December 31, 2010 totaled ($2.96 million).   Refer to Note 12 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets decreased during 2012 to $1.42 billion, a decrease of 3.3% below 2011's average of $1.47 billion, and our year end December 31, 2012 assets were $63.0 million less than December 31, 2011.  Average assets decreased 2.8% in 2011, from $1.51 billion in 2010.  Significant changes in the components of our balance sheet in 2012 and 2011 are discussed below.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$85,908	9.0%	$99,101	10.1%	$97,261	9.6%	$122,508	10.6%	$130,106	10.7%
Commercial real estate	430,837	45.0%	429,531	43.5%	423,011	41.7%	465,037	40.2%	452,264	37.3%
Construction and
development	83,155	8.7%	96,013	9.8%	112,840	11.1%	162,080	14.1%	215,465	17.9%
Residential mortgage	331,980	34.7%	334,688	34.0%	352,328	34.7%	372,867	32.2%	376,026	31.0%
Consumer	20,658	2.2%	22,377	2.3%	23,886	2.4%	28,203	2.4%	31,519	2.6%
Other	3,703	0.4%	2,765	0.3%	4,840	0.5%	5,652	0.5%	6,061	0.5%

Total loans	$956,241	100.0%	$984,475	100.0%	$1,014,166	100.0%	$1,156,347	100.0%	$1,211,441	100.0%
Total net loans averaged $969.8 million in 2012 compared to $992.4 million in 2011, which represented nearly 68% of total average assets for each year.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2012.

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

Securities

Securities comprised approximately 20.3% of total assets at December 31, 2012 compared to 19.7% at December 31, 2011.  Average securities approximated $305.5 million for 2012 or 3.6% less than 2011's average of $316.8 million. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2012, 2011 and 2010, we took other-than-temporary non-cash impairment charges of $451,000, $2.6 million, and $1.0 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

At December 31, 2012, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2012, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are actual yields and are not stated on a tax equivalent basis.

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$59	2.3%	$32	1.3%	$2,649	3.9%	$25,388	2.3%
Residential mortgage backed securities:
Government sponsored agencies	60,263	2.4%	69,172	2.9%	2,583	3.5%	1,794	4.0%
Nongovernment sponsored entities	6,415	5.4%	6,561	5.9%	1,073	5.3%	1,331	6.9%
Tax-exempt mortgage backed securities	-	-	-	-	-	-	2,738	4.3%
State and political
subdivisions	451	6.9%	2,959	6.9%	7,471	3.8%	80,709	4.4%
Corporate debt securities	-	-	960	2.0%	999	1.7%	-	-
Other	-	-	-	-	-	-	77	-

Total	$67,188	2.7%	$79,684	3.3%	$14,775	3.7%	$112,037	3.9%

Deposits

Total deposits at December 31, 2012 increased $10.6 million or 1.1% compared to December 31, 2011.  We have strengthened our focus on growing core transaction accounts, which is reflected by their growth over the past five years, increasing 20.7% since 2008.

Table VII - Deposits
Dollars in thousands	2012	2011	2010	2009	2008
Noninterest bearing demand	$100,592	$88,655	$74,604	$74,119	$69,808
Interest bearing demand	175,706	158,483	150,291	148,587	156,990
Savings	193,039	208,809	177,053	188,419	61,689
Time deposits	557,788	560,553	634,991	606,213	677,363
Total deposits	$1,027,125	$1,016,500	$1,036,939	$1,017,338	$965,850

See Table I for average deposit balance and rate information by deposit type for 2012, 2011 and 2010 and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2012.

Borrowings

Lines of Credit:  We have remaining available lines of credit from the Federal Home Loan Bank totaling $205.0 million at December 31, 2012.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $80.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2012, which is primarily secured by consumer loans, construction loans, farmland loans, and commercial and industrial loans and a $6.0 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting entirely of advances from the Federal Home Loan Bank having original maturities of 30 days or less decreased $12.0 million from $16.0 million at December 31, 2011 to $4.0 million at December 31, 2012.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however over the past four years long-term borrowings have been reduced significantly as our balance sheet contracted.  Total long-term borrowings of $203.3 million at December 31, 2012 and $270.3 million at December 31, 2011 consisted primarily of funds borrowed on available lines of credit from the Federal Home Loan Bank and structured reverse repurchase agreements with two unaffiliated institutions.  Borrowings from the Federal Home Loan Bank totaled $122.7 million at December 31, 2012, compared to $160.3 million outstanding at December 31, 2011.  We have a term loan with an unrelated financial institution that is secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, and matures in 2017.  The outstanding balance of this term loan was $8.6 million at December 31, 2012 and $9.9 million at December 31, 2011.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured reverse repurchase agreements totaled $72.0 million at December 31, 2012.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt totaling $16.8 million at December 31, 2012 and 2011.  Subordinated debt qualifies as Tier 2 regulatory capital until the debt is within 5 years of maturity, at which time, the qualifying amount is decreased by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, $10.0 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, has a term of 7.5 years.

ASSET QUALITY

Due to continued weakened economic conditions, borrowers have in many cases been unable to refinance their loans due to a range of factors including reductions in property values.  As a result, we continue to experience elevated levels of loan delinquencies and nonperforming assets, particularly in regard to our construction & development, residential real estate, and commercial real estate loan portfolios.  While recent economic data points to a stabilizing real estate market, in the near term, Management anticipates loan delinquencies will remain higher than historical levels, and nonperforming assets will remain elevated.

Table VIII presents a summary of non-performing assets at December 31, as follows:

Table VIII - Nonperforming Assets

Dollars in thousands	2012	2011	2010	2009	2008
Accruing loans past due 90 days or more:
Commercial	$-	$-	$-	$23	$-
Commercial real estate	-	-	-	-	-
Commercial construction & development	-	-	-	-	1,015
Residential construction & development	-	344	-	-	-
Residential real estate	-	-	1,442	156	2
Consumer	-	-	-	20	22
Other	-	-	-	2	-
Total 90+ days past due	-	344	1,442	201	1,039
Nonaccrual loans:
Commercial	5,002	3,260	1,318	408	198
Commercial real estate	2,556	7,163	2,686	35,217	24,323
Commercial construction & development	-	1,052	-	11,553	-
Residential construction & development	13,641	22,289	10,049	14,775	17,368
Residential real estate	16,522	18,187	6,075	4,407	4,983
Consumer	55	145	141	381	58
Total nonaccrual loans	37,776	52,096	20,269	66,741	46,930
Foreclosed properties:
Commercial	-	-	597	-	-
Commercial real estate	11,835	15,721	14,745	4,788	875
Commercial construction & development	17,597	17,101	17,021	2,028	180
Residential construction & development	23,074	27,877	34,377	30,230	6,575
Residential real estate	3,666	3,239	3,495	3,247	480
Consumer	-	-	-	-	-
Total foreclosed properties	56,172	63,938	70,235	40,293	8,110
Repossessed assets	6	263	289	269	3
Total nonperforming assets	$93,954	$116,641	$92,235	$107,504	$56,082

Total nonperforming loans as a
percentage of total loans	3.96%	5.33%	2.14%	5.79%	3.97%

Total nonperforming assets as a
percentage of total assets	6.77%	8.04%	6.24%	6.78%	3.45%

The following table details our most significant nonperforming loan relationships at December 31, 2012.

Table IX - Significant Nonperforming Loan Relationships
December 31, 2012
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Southwestern WV	Accounts Receivable, Inventory, Equipment, & Commercial Real Estate	Oct. 2007	Jun. 2012	$2,533	Collateral Value	$3,887	(2)	$ -	$565
Shenandoah Valley VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$1,559	Collateral value	$1,860	(1)	$ -	$405
Northern VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,565	Collateral value	$10,000	(2)	$3,065	$ -
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$8,413	Collateral value	$8,158	(1)	$1,134	$ -
Shenandoah Valley VA	Residential Subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$1,499	Collateral value	$1,652	(1)	$2	$552
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,247	Collateral value	$1,624	(2)	$36	$ -

(1) - Values are based upon recent external appraisal.
(2) - Value is based upon current appraisal on the real estate and most recent estimate on business assets.

Refer to Note 5 Loans, for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2012, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Substantially all of our nonperforming loans are secured by real estate. The substantial majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although property values have deteriorated across our market areas, the fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of December 31, 2012, approximately 52% of our impaired loans required no reserves or have been charged down to their fair value. Accordingly, our allowance for loan losses has not increased proportionately as our nonperforming loans have increased. The allowance for loan loss will, however, increase as a result of an increase in net loan charge-offs due to the incremental higher historical net charge-off rate applied to the loans which are collectively evaluated for impairment.

At December 31, 2012 and 2011, our allowance for loan losses totaled $17.9 million, or 1.88% of total loans and $17.7 million, or 1.80% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  Table X presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table X - Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$782	9.0%	$770	10.1%	$323	9.6%	$401	10.6%	$546	10.7%
Commercial real estate	4,656	45.1%	4,618	43.6%	4,049	41.7%	3,938	40.2%	4,705	37.4%
Construction and
development	5,358	8.7%	7,381	9.8%	8,182	11.1%	8,747	14.0%	7,536	17.8%
Residential real estate	6,984	34.7%	4,749	34.0%	4,376	34.7%	3,626	32.3%	3,458	31.0%
Consumer	132	2.1%	161	2.3%	263	2.4%	249	2.4%	427	2.6%
Other	21	0.4%	33	0.2%	31	0.5%	39	0.5%	261	0.5%
Unallocated	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-
	$17,933	100.0%	$17,712	100.0%	$17,224	100.0%	$17,000	100.0%	$16,933	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XI - Allowance for Loan Losses

Dollars in thousands	2012	2011	2010	2009	2008
Balance, beginning of year	$17,712	$17,224	$17,000	$16,933	$9,192
Losses:
Commercial	1,273	506	601	479	198
Commercial real estate	1,442	586	9,239	469	1,131
Construction and development	3,757	3,568	7,937	16,946	4,529
Residential real estate	2,114	5,035	3,836	3,921	1,608
Consumer	136	162	279	214	375
Other	95	86	233	231	203
Total	8,817	9,943	22,125	22,260	8,044
Recoveries:
Commercial	13	35	38	129	4
Commercial real estate	64	92	273	23	17
Construction and development	61	43	331	1,615	-
Residential real estate	228	98	164	29	64
Consumer	95	112	87	90	72
Other	77	51	106	116	128
Total	538	431	999	2,002	285
Net losses	8,279	9,512	21,126	20,258	7,759
Provision for loan losses	8,500	10,000	21,350	20,325	15,500
Balance, end of year	$17,933	$17,712	$17,224	$17,000	$16,933

At December 31, 2012 and 2011, we had approximately $56.2 million and $63.9 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

 LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities, and available lines of credit with the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $439.0 million or 31.6% of total consolidated assets at December 31, 2012.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the Federal Home Loan Bank of Pittsburgh, we have access to approximately $331 million.  At December 31, 2012, we had available borrowing capacity of $205 million through FHLB programs.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2012 was approximately $81 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2012, our loans decreased approximately $28.1 million, while total deposits increased $10.6 milllion.  This net additional liquidity was used to reduce a similar amount of FHLB borrowings.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $439 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $262 million aside from its FHLB line, which would result in a funding source of approximately $221 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $439 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2012, we spent approximately $0.3 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.5 million in 2013, primarily for equipment upgrades.

Management anticipates that the Company’s near term level of assets will remain stable or even decline slightly in comparison with that of the prior year due to an expected continued slowly growing economy.

Capital Compliance:  Our capital position has significantly improved.  This is primarily attributable to an increase in retained earnings due to our return to profitability in 2011, a decline in total assets, and various capital raises over the past four years.  Stated as a percentage of total assets, our equity ratio was 8.5% and 7.1% at December 31, 2012 and 2011, respectively.  At December 31, 2012, we had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $55.7 million, $39.4 million, and $45.7 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $76.6 million, $49.4 million, and $66.8 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 16 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2009, we issued $6.8 million in subordinated debentures, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10.0 million of subordinated debentures.  This debt has an interest rate of 1 month LIBOR plus 275 basis points, a term of 7.5 years, and is not prepayable by us within the first two and a half years.  These subordinated debentures qualify as Tier 2 capital until they are within 5 years of maturity, thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.

On September 30, 2009, we issued $3.7 million of 8% non-cumulative convertible preferred stock and during fourth quarter 2011, we issued an additional $5.8 million of 8% non-cumulative convertible preferred stock.

Issuance of Trust Preferred Securities:  Under Federal Reserve Board guidelines, we had the ability to issue an additional $13.8 million of trust preferred securities as of December 31, 2012 that would qualify as Tier 1 regulatory capital to support our future growth.  Trust preferred securities issuances in excess of this limit generally may be included in Tier 2 capital.

Dividends:  There were no cash dividends paid on common shares in 2012 or 2011. Future cash dividends will depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.  As discussed below under Regulatory Matters, we are presently restricted from paying cash dividends on our common stock.

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

In summary, we have agreed, among other things, to address the following matters relative to the Bank:

•	maintaining a Board committee which monitors and promotes compliance with the provisions of the Bank MOU;

•
providing the Bank’s regulatory authorities with updated reports of criticized assets and/or formal workout plans for all nonperforming borrower relationships with an aggregate outstanding balance exceeding $1 million;

•	developing and submitting to regulatory authorities a written plan to reduce the Bank’s risk exposure in each adversely classified credit relationship in excess of $1 million and all OREO;

•	establishing procedures to report all loans with balances exceeding $500,000 that have credit weaknesses or that fall outside of the Bank’s policy;

•	annually reviewing the organizational structure and operations of the Bank’s loan department;

•	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

•	reviewing overall liquidity objectives and developing and submitting to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities;

•	preparing comprehensive budgets and earnings forecasts for the Bank and submitting reports comparing actual performance to the budget plan;

•	maintaining a minimum Tier 1 Leverage Capital ratio of at least 8% and a Total Risk-based Capital ratio of at least 11%;

•	not paying any cash dividends without the prior written consent of the banking regulators; and,

•	providing quarterly progress reports to the Bank’s regulatory authorities detailing steps taken to comply with the Bank MOU.

Management presently believes Summit and the Bank are in compliance with all provisions of the MOUs.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2012.

Table XII - Contractual Cash Obligations

Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2013	$42,349	$235
2014	83,429	175
2015	11,909	21
2016	28,911	-
2017	919	-
Thereafter	72,140	-
Total	$239,657	$431

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2012 are presented in the following table.  Refer to Note 14 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XIV - Off-Balance Sheet Arrangements

Dollars in thousands
Commitments to extend credit
Revolving home equity and
credit card lines	$47,690
Construction loans	16,226
Other loans	35,401
Standby letters of credit	1,934
Total	$101,251

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2012, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2012.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

	Estimated % Change in Net
Change in	Interest Income Over:
Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	0.41%	7.42%
Up 200 basis points (1)	-2.27%	-3.08%
Up 400 basis points (2)	-0.80%	-5.54%

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control.  Arnett Foster Toothman, PLLC, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett Foster Toothman, PLLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

/s/H, Charles Maddy, III                                                                    /s/Robert S. Tissue                                                    /s/Julie R. Cook
President and                                                                                      Senior Vice President                                               Vice President
Chief Executive Officer                                                                     and Chief Financial Officer                                      and Chief Accounting Officer

Moorefield, West Virginia
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Summit Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Summit Financial Group, Inc. and our report, dated February 28, 2013, expressed an unqualified opinion.

Charleston, West Virginia
February 28, 2013

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s internal control over financial reporting.

Charleston, West Virginia
February 28, 2013

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2012	2011

ASSETS
Cash and due from banks	$3,833	$4,398
Interest bearing deposits with other banks	10,969	28,294
Cash and cash equivalents	14,802	32,692
Securities available for sale	281,539	286,599
Other investments	14,658	19,146
Loan held for sale, net	226	-
Loans, net	937,168	965,516
Property held for sale	56,172	63,938
Premises and equipment, net	21,129	22,084
Accrued interest receivable	5,621	5,784
Intangible assets	8,300	8,651
Cash surrender value of life insurance policies	29,553	29,284
Other assets	17,936	16,427
Total assets	$1,387,104	$1,450,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$100,592	$88,655
Interest bearing	926,533	927,845
Total deposits	1,027,125	1,016,500
Short-term borrowings	3,958	15,956
Long-term borrowings	203,268	270,254
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	7,809	8,456
Total liabilities	1,278,549	1,347,555
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 12,000 shares	5,807	5,807
Common stock and related surplus, $2.50 par value; authorized 20,000,000
shares; issued 7,425,472 shares	24,520	24,518
Retained earnings	69,841	64,904
Accumulated other comprehensive income	4,868	3,818
Total shareholders' equity	108,555	102,566

Total liabilities and shareholders' equity	$1,387,104	$1,450,121

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2012	2011	2010
Interest income
Interest and fees on loans
Taxable	$55,248	$58,910	$65,643
Tax-exempt	319	265	314
Interest and dividends on securities
Taxable	5,689	9,105	11,922
Tax-exempt	2,593	2,694	1,762
Interest on interest bearing deposits with other banks	35	72	31
Total interest income	63,884	71,046	79,672
Interest expense
Interest on deposits	13,158	18,273	21,036
Interest on short-term borrowings	31	7	80
Interest on long-term borrowings and subordinated debentures	10,875	12,922	18,404
Total interest expense	24,064	31,202	39,520
Net interest income	39,820	39,844	40,152
Provision for loan losses	8,500	10,000	21,350
Net interest income after provision for loan losses	31,320	29,844	18,802
Noninterest income
Insurance commissions	4,433	4,461	4,744
Service fees related to deposit accounts	4,255	4,125	4,036
Realized securities gains	2,348	4,006	2,051
Gain (loss) on sales of assets	(677)	295	142
Write-downs of foreclosed properties	(6,862)	(6,651)	(3,401)
Bank owned life insurance income	1,109	846	517
Other	1,185	1,114	638
Total other-than-temporary impairment loss on securities	(1,308)	(6,279)	(1,816)
Portion of loss recognized in other comprehensive income	857	3,633	828
Net impairment loss recognized in earnings	(451)	(2,646)	(988)
Total noninterest income	5,340	5,550	7,739
Noninterest expenses
Salaries, commissions, and employee benefits	15,532	15,833	15,650
Net occupancy expense	1,939	1,935	2,010
Equipment expense	2,349	2,342	2,457
Professional fees	1,161	1,373	1,196
Amortization of intangibles	351	351	351
FDIC premiums	2,067	2,423	2,870
Foreclosed properties expense	1,221	1,677	1,577
Other	5,108	4,351	5,360
Total noninterest expenses	29,728	30,285	31,471
Income (loss) before income tax expense	6,932	5,109	(4,930)
Income tax expense (benefit)	1,219	1,035	(2,955)
Net income (loss)	5,713	4,074	(1,975)
Dividends on preferred shares	777	371	297
Net income (loss) applicable to common shares	$4,936	$3,703	$(2,272)

Basic earnings per common share	$0.66	$0.50	$(0.31)

Diluted earnings per common share	$0.60	$0.49	$(0.31)

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010

Dollars in thousands	2012	2011	2010
Net income	$5,713	$4,074	$(1,975)
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2012 - $857, net of deferred
taxes of $326; 2011 - $3,633, net of deferred taxes of $1,381;	(531)	(2,252)	(513)
2010 - $828, net of deferred taxes of $315
Net unrealized gain on available for sale debt securities of:
2012 - $2,550 net of deferred taxes of $969 and reclassification adjustment for net realized gains included in net income of $2,348;
2011 - $8,834, net of deferred taxes of $3,357 and reclassification adjustment for net realized gains included in net income of $4,006;
2010 - $3,140, net of deferred taxes of $1,193 and reclassification
adjustment for net realized gains included in net income of $2,051	1,581	5,477	1,947
Total comprehensive income	$6,763	$7,299	$(541)

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2012, 2011 and 2010

	Series 2009	Series 2011
	Preferred	Preferred	Common		Accumulated
	Stock and	Stock and	Stock and		Other	Total
	Related	Related	Related	Retained	Comprehensive	Shareholders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	$3,519	$-	$24,508	$63,474	$(841)	$90,660
Comprehensive income:
Net loss	-	-	-	(1,975)	-	(1,975)
Other comprehensive income	-	-	-	-	1,434	1,434
Total comprehensive income						(541)
Exercise of stock options	-		-	-	-	-
Issuance of 3,710 shares of preferred stock	-		-	-	-	-
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Balance, December 31, 2010	3,519	-	24,508	61,201	593	89,821
Comprehensive income:
Net income	-	-	-	4,074	-	4,074
Other comprehensive income					3,225	3,225
Total comprehensive income						7,299
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	10	-		10
Issuance of 12,000 shares Series 2011 Preferred Stock	-	5,807	-	-	-	5,807
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Series 2011 Preferred Stock cash dividends declared ($10.00 per share)	-	-	-	(74)	-	(74)
Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Comprehensive income:
Net income	-	-	-	5,713	-	5,713
Other comprehensive income					1,050	1,050
Total comprehensive income						6,763
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	2	-		2
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(480)	-	(480)
Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,841	$4,868	$108,555

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,713	$4,074	$(1,975)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,286	1,393	1,566
Provision for loan losses	8,500	10,000	21,350
Stock compensation expense	2	10	-
Deferred income tax expense (benefit)	(502)	(3,383)	(3,994)
Loans originated for sale	(8,258)	(9,427)	(9,778)
Proceeds from loans sold	8,032	9,770	9,437
Securities (gains)	(2,348)	(4,006)	(2,051)
Other-than-temporary impairment of securities	451	2,646	988
(Gain) loss on disposal of assets	677	(295)	(142)
Write-downs of foreclosed properties	6,862	6,651	3,401
Amortization of securities premiums (accretion of discounts), net	4,622	2,155	(620)
Amortization of goodwill and purchase accounting adjustments, net	363	363	363
Decrease in accrued interest receivable	163	94	444
(Increase) in cash surrender value of bank owned life insurance	(269)	(825)	(541)
(Increase) decrease in other assets	(2,289)	(1,552)	2,028
Increase (decrease) in other liabilities	(1,259)	564	623
Net cash provided by operating activities	21,746	18,232	21,099
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	4,618	8,049	60,972
Proceeds from sales of securities available for sale	72,056	131,950	50,893
Principal payments received on securities available for sale	66,377	57,670	57,444
Purchases of securities available for sale	(141,297)	(214,130)	(165,390)
Purchases of other investments	-	(2,000)	(2,998)
Redemption of Federal Home Bank Loan Stock	4,763	3,796	1,065
Proceeds from maturities and calls of other investments	2,000	7,999	3,000
Net principal payments received on loans	11,906	7,238	71,571
Purchases of premises and equipment	(343)	(384)	(426)
Proceeds from sale of other repossessed assets & property held for sale	9,373	13,334	18,295
Purchases of life insurance contracts	-	(15,000)	-
Net cash provided by (used in) investing activities	29,453	(1,478)	94,426
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposit, NOW and savings accounts	13,390	53,999	(9,176)
Net increase (decrease) in time deposits	(2,764)	(74,438)	28,777
Net (decrease) in short-term borrowings	(11,998)	14,373	(48,157)
Proceeds from long-term borrowings	-	843	-
Repayment of long-term borrowings	(66,986)	(34,697)	(77,384)
Net proceeds from issuance of preferred stock	-	5,807	-
Dividends paid on preferred stock	(731)	(297)	(297)
Net cash provided by (used in) financing activities	(69,089)	(34,410)	(106,237)
Increase (decrease) in cash and cash equivalents	(17,890)	(17,656)	9,288
Cash and cash equivalents:
Beginning	32,692	50,348	41,060
Ending	$14,802	$32,692	$50,348

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows-continued

	For the Year Ended December 31,
Dollars in thousands	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$24,745	$31,775	$40,537
Income taxes	$2,642	$3,250	$275

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$8,363	$12,564	$49,095

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

Cash and cash equivalents:  Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.

Presentation of cash flows:  For purposes of reporting cash flows, cash flows from demand deposits, NOW accounts, savings accounts and short-term borrowings are reported on a net basis, since their original maturities are less than three months.  Cash flows from loans and certificates of deposit and other time deposits are reported net.

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2011 and 2010, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 56
Securities	Note 4	Page 60
Loans	Note 5	Page 64
Allowance for Loan Losses	Note 6	Page 72
Property Held for Sale	Note 7	Page 75
Premises and Equipment	Note 8	Page 75
Intangible Assets	Note 9	Page 75
Securities Sold Under Agreements to Repurchase	Note 11	Page 77
Income Taxes	Note 12	Page 79
Stock Based Compensation	Note 13	Page 81
Earnings Per Share	Note 18	Page 88

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

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, amends Topic 350, Intangibles – Goodwill and Other, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 was effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in noninterest income in the consolidated statements of income.

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2012 and 2011 is provided in the tables below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,020	$-	$29,020	$-
Mortgage backed securities:
Government sponsored agencies	136,570	-	136,570	-
Nongovernment sponsored entities	15,745	-	15,745	-
State and political subdivisions	12,169	-	12,169	-
Corporate debt securities	1,950	-	1,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	83,270	-	83,270	-
Tax-exempt mortgage backed securities	2,738	-	2,738	-
Total available for sale securities	$281,539	$-	$281,539	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$8,747	$-	$8,747	$-
Mortgage backed securities:
Government sponsored agencies	155,505	-	155,505	-
Nongovernment sponsored entities	34,428	-	34,428	-
State and political subdivisions	4,571	-	4,571	-
Corporate debt securities	817	-	817	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,326	-	79,326	-
Tax-exempt mortgage backed securities	3,128	-	3,128	-
Total available for sale securities	$286,599	$-	$286,599	$-
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

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$226	$-	$226	$-

Impaired loans
Commercial	$10,856	$-	$5,013	$5,843
Commercial real estate	25,435	-	16,331	9,104
Construction and development	27,352	-	24,578	2,774
Residential real estate	24,442	-	21,625	2,817
Consumer	50	-	-	50
Total impaired loans	$88,135	$-	$67,547	$20,588

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,835	-	11,047	788
Construction and development	40,671	-	35,978	4,693
Residential real estate	3,666	-	3,666	-
Consumer	-	-		-
Total OREO	$56,172	$-	$50,691	$5,481

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2011	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$-	$-	$-	$-

Impaired loans
Commercial	$2,722	$-	$-	$2,722
Commercial real estate	21,148	-	13,777	7,371
Construction and development	27,667	-	25,297	2,370
Residential real estate	22,768	-	18,253	4,515
Consumer	6	-	-	6
Total impaired loans	$74,311	$-	$57,327	$16,984

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	15,721	-	15,721	-
Construction and development	44,978	-	44,303	675
Residential real estate	3,239	-	3,239	-
Consumer	-	-		-
Total OREO	$63,938	$-	$63,263	$675

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $95.2 million, with a valuation allowance of $7.1 million, resulting in additional specific reserves of $1.9 million for the year ended December 31, 2012.

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

Cash and cash equivalents:  The carrying values of cash and cash equivalents approximate their estimated fair value.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2012		2011
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$14,802	$14,802	$32,692	$32,692
Interest bearing deposits,
other banks	-	-	-	-
Securities available for sale	281,539	281,539	286,599	286,599
Other investments	14,658	14,658	19,146	19,146
Loans held for sale, net	226	226	-	-
Loans, net	937,168	965,454	965,516	977,782
Accrued interest receivable	5,621	5,621	5,784	5,784
	$1,254,014	$1,282,300	$1,309,737	$1,322,003
Financial liabilities:
Deposits	$1,027,125	$1,064,957	$1,016,500	$1,054,093
Short-term borrowings	3,958	3,958	15,956	15,956
Long-term borrowings	203,268	220,175	270,254	291,099
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,877	1,877	2,558	2,558
	$1,272,617	$1,327,356	$1,341,657	$1,400,095

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

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2012 and 2011, are summarized as follows:

	2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$28,128	$892	$-	$29,020
Residential mortgage-backed securities:
Government-sponsored agencies	133,812	3,250	492	136,570
Nongovernment-sponsored entities	15,380	509	144	15,745
State and political subdivisions	12,187	71	89	12,169
Corporate debt securities	1,959	29	38	1,950
Total taxable debt securities	191,466	4,751	763	195,454
Tax-exempt debt securities
State and political subdivisions	79,403	4,104	237	83,270
Residential mortgage-backed securities	2,738	-	-	2,738
Total tax-exempt debt securities	82,141	4,104	237	86,008
Equity securities	77	-	-	77
Total available for sale securities	$273,684	$8,855	$1,000	$281,539

	2011
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$8,262	$495	$10	$8,747
Residential mortgage-backed securities:
Government-sponsored agencies	152,815	3,460	770	155,505
Nongovernment-sponsored entities	35,246	742	1,560	34,428
State and political subdivisions	4,559	16	4	4,571
Corporate debt securities	999	-	182	817
Total taxable debt securities	201,881	4,713	2,526	204,068
Tax-exempt debt securities
State and political subdivisions	75,371	3,986	31	79,326
Residential mortgage-backed securities	3,109	19	-	3,128
Total tax-exempt debt securities	78,480	4,005	31	82,454
Equity securities	77	-	-	77
Total available for sale securities	$280,438	$8,718	$2,557	$286,599

The proceeds from sales, calls and maturities of securities, including principal payments received on available for sale mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2012	$72,056	$4,618	$66,377	$3,253	$905
2011	$131,950	$8,049	$57,670	$4,450	$444
2010	$50,893	$60,972	$57,444	$2,061	$10

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 50 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 35 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2012, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$67,188	$68,371
Due from one to five years	79,684	81,509
Due from five to ten years	14,775	15,146
Due after ten years	111,960	116,436
Equity securities	77	77
Total	$273,684	$281,539

At December 31, 2012 and 2011, securities with estimated fair values of $122.1 million and $153.5 million respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2012 and 2011 we recorded other-than-temporary impairment losses on securities as follows:

	2012			2011
	Residential MBS			Residential MBS
	Nongovernment			Nongovernment
	- Sponsored	Equity		- Sponsored	Equity
Dollars in thousands	Entities	Securities	Total	Entities	Securities	Total

Total other-than-temporary
impairment losses	$(1,308)	$-	$(1,308)	$(6,279)	$-	$(6,279)
Portion of loss recognized in
other comprehensive income	857	-	857	3,633	-	3,633
Net impairment losses recognized
in earnings	$(451)	$-	$(451)	$(2,646)	$-	$(2,646)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2012 is as follows:

Dollars in thousands	Total
Balance, January 1, 2012	$(6,355)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(451)
Securities sold or deemed worthless during the period	3,903
Balance, December 31, 2012	$(2,903)

At December 31, 2012, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using discounted cash flow models.  The vendors estimate cash flows of the underlying loan collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at December 31, 2012:

	Weighted	Range
	Average	Minimum	Maximum
Constant prepayment rates	11.3%	7.2%	13.1%
Constant default rates	5.3%	5.1%	6.9%
Loss severities	48.2%	40.0%	52.0%

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

We held 74 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at December 31, 2012.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2012 and 2011.

	2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	36,498	(414)	8,997	(78)	45,495	(492)
Nongovernment-sponsored entities	-	(4)	1,478	(14)	1,478	(18)
State and political subdivisions	3,766	(85)	387	(4)	4,153	(89)
Corporate debt securities	-	-	962	(38)	962	(38)
Tax-exempt debt securities
State and political subdivisions	19,934	(237)	-	-	19,934	(237)
Total temporarily impaired securities	60,198	(740)	11,824	(134)	72,022	(874)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	265	(6)	593	(120)	858	(126)
Total other-than-temporarily
impaired securities	265	(6)	593	(120)	858	(126)
Total	$60,463	$(746)	$12,417	$(254)	$72,880	$(1,000)

	2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$1,074	$(10)	$120	$-	$1,194	$(10)
Residential mortgage-backed securities:
Government-sponsored agencies	55,678	(770)	-	-	55,678	(770)
Nongovernment-sponsored entities	5,558	(158)	4,245	(239)	9,803	(397)
State and political subdivisions	-	-	-	-	-	-
Corporate debt securities	-	-	817	(182)	817	(182)
Tax-exempt debt securities
State and political subdivisions	1,418	(29)	1,132	(6)	2,550	(35)
Total temporarily impaired securities	63,728	(967)	6,314	(427)	70,042	(1,394)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	466	(261)	5,638	(902)	6,104	(1,163)
Total other-than-temporarily
impaired securities	466	(261)	5,638	(902)	6,104	(1,163)
Total	$64,194	$(1,228)	$11,952	$(1,329)	$76,146	$(2,557)

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

Loans are summarized as follows:

Dollars in thousands	2012	2011
Commercial	$85,829	$99,024
Commercial real estate
Owner-occupied	154,252	158,754
Non-owner occupied	276,082	270,226
Construction and development
Land and land development	79,335	93,035
Construction	3,772	2,936
Residential real estate
Non-jumbo	216,714	221,733
Jumbo	61,567	61,535
Home equity	53,263	50,898
Consumer	20,586	22,325
Other	3,701	2,762
Total loans, net of unearned fees	955,101	983,228
Less allowance for loan losses	17,933	17,712
Loans, net	$937,168	$965,516

The following presents loan maturities at December 31, 2012:

	Within	After 1 but	After
Dollars in thousands	1Year	within 5 Years	5 Years
Commercial	$30,702	$35,336	$19,791
Commercial real estate	38,526	94,352	297,456
Construction and development	52,683	6,246	24,178
Residential real estate	25,935	17,385	288,224
Consumer	4,753	14,231	1,602
Other	708	1,452	1,541
	$153,307	$169,002	$632,792

Loans due after one year with:
Variable rates		$144,585
Fixed rates		657,209
		$801,794

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2012 and 2011.

	At December 31, 2012
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and accruing
Commercial	$225	$5	$2,294	$2,524	$83,305	$-
Commercial real estate
Owner-occupied	57	-	1,023	1,080	153,172	-
Non-owner occupied	182	193	908	1,283	274,799	-
Construction and development
Land and land development	-	-	11,795	11,795	67,540	-
Construction	-	-	153	153	3,619	-
Residential mortgage
Non-jumbo	3,344	2,616	2,797	8,757	207,957	-
Jumbo	-	-	12,564	12,565	49,002	-
Home equity	337	448	179	964	52,299	-
Consumer	255	79	48	382	20,204	-
Other	-	-	-	-	3,701	-
Total	$4,400	$3,341	$31,761	$39,503	$915,598	$-

	At December 31, 2011
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and accruing
Commercial	$904	$324	$2,544	$3,772	$95,252	$-
Commercial real estate
Owner-occupied	4,241	197	664	5,102	153,652	-
Non-owner occupied	1,566	1,752	1,705	5,023	265,203	-
Construction and development
Land and land development	1,539	116	16,392	18,047	74,988	344
Construction	106	-	979	1,085	1,851	-
Residential mortgage
Non-jumbo	4,730	1,624	2,336	8,690	213,043	-
Jumbo	699	-	13,965	14,664	46,871	-
Home equity	-	223	91	314	50,584	-
Consumer	381	144	85	610	21,715	-
Other	-	-	-	-	2,762	-
Total	$14,166	$4,380	$38,761	$57,307	$925,921	$344

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2012 and 2011.

Dollars in thousands	2012	2011
Commercial	$5,002	$3,260
Commercial real estate
Owner-occupied	1,524	2,815
Non-owner occupied	1,032	4,348
Construction and development
Land & land development	13,487	22,362
Construction	154	979
Residential mortgage
Non-jumbo	3,518	3,683
Jumbo	12,564	13,966
Home equity	440	538
Consumer	55	145
Other	-	-
Total	$37,776	$52,096

Impaired loans:  Impaired loans include the following:

▪
Loans which we risk-rate (consisting of loan relationships having aggregate balances in excess of $2.0 million, or loans exceeding $500,000 and exhibiting credit weakness) through our normal loan review procedures and which, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement.   Risk-rated loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	12/31/2012	12/31/2011	Method used to measure impairment
Commerical	$10,776	$2,969	Fair value of collateral
	165	-	Discounted cash flow
Commerical real estate
Owner-occupied	14,028	9,698	Fair value of collateral
	2,686	2,580	Discounted cash flow
Non-owner occupied	9,468	9,790	Fair value of collateral
Construction and development
Land & land development	29,307	29,862	Fair value of collateral
	656	-	Discounted cash flow
Construction	-	735	Fair value of collateral
Residential mortgage
Non-jumbo	5,626	4,488	Fair value of collateral
	692	372	Discounted cash flow
Jumbo	21,543	18,147	Fair value of collateral
Home equity	219	407	Fair value of collateral
Consumer	66	8	Discounted cash flow
Total	$95,232	$79,056

The following tables present loans individually evaluated for impairment at December 31, 2012 and 2011.

	December 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$10,518	$10,537	$-	$3,131	$134
Commercial real estate
Owner-occupied	9,992	9,996	-	8,528	368
Non-owner occupied	6,143	6,145	-	6,056	304
Construction and development
Land & land development	11,596	11,596	-	11,093	367
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,497	3,505	-	3,040	125
Jumbo	7,347	7,349	-	5,399	272
Home equity	191	191	-	191	11
Consumer	38	38	-	32	1
Total without a related allowance	$49,322	$49,357	$-	$37,470	$1,582

With a related allowance
Commercial	$404	$404	$85	$515	$6
Commercial real estate
Owner-occupied	6,719	6,718	461	4,442	187
Non-owner occupied	3,321	3,323	286	3,341	115
Construction and development
Land & land development	18,367	18,367	2,611	17,633	344
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,812	2,813	394	2,378	77
Jumbo	14,189	14,194	3,216	13,585	59
Home equity	28	28	28	29	-
Consumer	28	28	16	2	-
Total with a related allowance	$45,868	$45,875	$7,097	$41,925	$788

Total
Commercial	$67,060	$67,086	$3,443	$54,739	$1,825
Residential real estate	28,064	28,080	3,638	24,622	544
Consumer	66	66	16	34	1
Total	$95,190	$95,232	$7,097	$79,395	$2,370

	December 31, 2011
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,074	$2,076	$-	$874	$10
Commercial real estate
Owner-occupied	9,013	9,034	-	8,132	253
Non-owner occupied	5,599	5,600	-	2,891	116
Construction and development
Land & land development	12,128	12,128	-	9,509	346
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,697	3,708	-	2,843	68
Jumbo	15,203	15,204	-	12,626	-
Home equity	194	194	-	99	6
Total without a related allowance	$47,908	$47,944	$-	$36,974	$799

With a related allowance
Commercial	$893	$893	$247	$661	$1
Commercial real estate
Owner-occupied	3,244	3,244	465	3,588	143
Non-owner occupied	4,190	4,190	456	3,357	87
Construction and development
Land & land development	17,719	17,734	2,901	8,726	40
Construction	735	735	29	2	-
Residential real estate
Non-jumbo	1,150	1,152	209	706	31
Jumbo	2,943	2,943	275	1,349	-
Home equity	213	213	162	125	2
Consumer	8	8	1	-	-
Total with a related allowance	$31,095	$31,112	$4,745	$18,514	$304

Total
Commercial	$55,595	$55,634	$4,098	$37,740	$996
Residential real estate	23,400	23,414	646	17,748	107
Consumer	8	8	1	-	-
Total	$79,003	$79,056	$4,745	$55,488	$1,103

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally no less than twelve months.  Included in impaired loans are TDRs of $56.7 million and $47.8 million at December 31, 2012 and 2011, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2012 and 2011.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2012			2011
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	9	$6,238	$5,681	1	$63	$63
Commercial real estate
Owner-occupied	-	-	-	4	2,463	2,463
Non-owner occupied	3	4,063	3,685	5	7,248	7,248
Construction and development
Land & land development	3	3,715	2,927	5	3,715	3,683
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	8	1,394	1,405	6	1,743	1,648
Jumbo	3	2,301	2,701	3	5,261	4,854
Home equity	-	-	-	-	-	-
Consumer	4	66	66	1	8	8
Total	30	$17,777	$16,465	25	$20,501	$19,967
The following table presents defaults during 2012 of TDRs that were restructured during 2012 and defaults during 2011 of TDRs that were restructured during 2011.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2012		2011
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	3	$2,377	-	$-
Commercial real estate
Owner-occupied	-	-	4	2,454
Non-owner occupied	-	-	3	3,594
Construction and development
Land & land development	-	-	5	3,684
Construction	-	-	-	-
Residential real estate
Non-jumbo	3	382	1	258
Jumbo	1	1,300	1	545
Home equity	-	-	-	-
Consumer	3	58	-	-
Total	10	$4,117	14	$10,535

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$43,572	$47,358	$3,619	$2,049	$73,425	$84,225	$139,176	$143,845	$262,132	$253,319
OLEM (Special Mention)	7,349	18,615	-	-	1,260	6,889	1,034	5,474	11,477	10,421
Substandard	28,414	27,062	153	887	11,144	7,910	14,042	9,435	2,473	6,486
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$79,335	$93,035	$3,772	$2,936	$85,829	$99,024	$154,252	$158,754	$276,082	$270,226

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2012	2011	2012	2011
Residential real estate
Non-jumbo	$213,196	$218,050	$3,518	$3,683
Jumbo	49,003	47,570	12,564	13,965
Home Equity	52,823	50,360	440	538
Consumer	20,531	22,180	55	145
Other	3,701	2,762	-	-
Total	$339,254	$340,922	$16,577	$18,331

Industry concentrations:  At December 31, 2012 and 2011, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2012	2011
Balance, beginning	$17,063	$7,838
Additions	10,097	8,670
Amounts collected	(8,204)	(4,457)
Other changes, net	17	5,012
Balance, ending	$18,973	$17,063

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

An analysis of the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows:

Dollars in thousands	2012	2011	2010

Balance, beginning of year	$17,712	$17,224	$17,000
Losses:
Commercial	1,273	506	601
Commercial real estate
Owner occupied	636	508	2,266
Non-owner occupied	806	78	6,974
Construction and development
Land and land development	3,390	3,568	6,974
Construction	367	-	963
Residential real estate
Non-jumbo	1,372	3,178	2,052
Jumbo	737	1,511	973
Home equity	5	346	798
Consumer	136	162	321
Other	95	86	191
Total	8,817	9,943	22,113
Recoveries:
Commercial	13	35	39
Commercial real estate
Owner occupied	33	37	5
Non-owner occupied	31	55	268
Construction and development
Land and land development	61	43	330
Construction	-	-	1
Real estate - mortgage
Non-jumbo	81	83	51
Jumbo	86	14	15
Home equity	61	1	84
Consumer	95	112	162
Other	77	51	32
Total	538	431	987
Net losses	8,279	9,512	21,126
Provision for loan losses	8,500	10,000	21,350
Balance, end of year	$17,933	$17,712	$17,224

Activity in the allowance for loan losses by loan class during 2012 and 2011 is as follows:

	2012
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Allowance for loan losses
Beginning balance	$7,262	$120	$770	$1,335	$3,283	$2,587	$1,331	$830	$161	$33	$17,712
Charge-offs	3,390	367	1,273	636	806	1,372	737	5	136	95	8,817
Recoveries	61	-	13	33	31	81	86	61	95	77	538
Provision	1,287	385	1,272	655	761	1,321	3,262	(461)	12	6	8,500
Ending balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933

Allowance related to:
Loans individually
evaluated for impairment	$2,611	$-	$85	$461	$286	$394	$3,216	$28	$16	$-	$7,097
Loans collectively
evaluated for impairment	2,609	138	697	926	2,983	2,223	726	397	116	21	10,836
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933

Loans
Loans individually
evaluated for impairment	$29,963	$-	$10,941	$16,714	$9,468	$6,318	$21,543	$219	$66	$-	$95,232
Loans collectively
evaluated for impairment	49,372	3,772	74,888	137,538	266,614	210,396	40,024	53,044	20,520	3,701	859,869
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$79,335	$3,772	$85,829	$154,252	$276,082	$216,714	$61,567	$53,263	$20,586	$3,701	$955,101

	2011
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Allowance for loan losses
Beginning balance	$7,902	$322	$323	$1,108	$2,941	$2,419	$1,316	$599	$263	$31	$17,224
Charge-offs	3,568	-	506	508	78	3,178	1,511	346	162	86	9,943
Recoveries	43	-	35	37	55	83	14	1	112	51	431
Provision	2,885	(202)	918	698	365	3,263	1,512	576	(52)	37	10,000
Ending balance	$7,262	$120	$770	$1,335	$3,283	$2,587	$1,331	$830	$161	$33	$17,712

Allowance related to:
Loans individually
evaluated for impairment	$2,901	$29	$247	$464	$456	$209	$275	$162	$2	$-	$4,745
Loans collectively
evaluated for impairment	4,361	91	523	871	2,827	2,378	1,056	668	159	33	12,967
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$7,262	$120	$770	$1,335	$3,283	$2,587	$1,331	$830	$161	$33	$17,712

Loans
Loans individually
evaluated for impairment	$29,862	$735	$2,969	$12,278	$9,790	$4,860	$18,147	$407	$8	$-	$79,056
Loans collectively
evaluated for impairment	63,173	2,201	96,055	146,476	260,436	216,873	43,388	50,491	22,317	2,762	904,172
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$93,035	$2,936	$99,024	$158,754	$270,226	$221,733	$61,535	$50,898	$22,325	$2,762	$983,228

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

The following table presents the activity of property held for sale during 2012 and 2011.

Dollars in thousands	2012	2011
Beginning balance	$63,938	$69,638
Acquisitions	8,352	12,563
Capitalized improvements	942	613
Dispositions	(9,777)	(12,225)
Valuation adjustments	(6,862)	(6,651)
Reclassification of covered loans	(421)	-
Balance at year end	$56,172	$63,938

NOTE 8.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2012, 2011, or 2010.

The major categories of premises and equipment and accumulated depreciation at December 31, 2012 and 2011 are summarized as follows:

Dollars in thousands	2012	2011
Land	$6,308	$6,308
Buildings and improvements	20,110	20,118
Furniture and equipment	12,648	12,510
	39,066	38,936
Less accumulated depreciation	17,937	16,852

Total premises and equipment, net	$21,129	$22,084

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 approximated $1.29 million, $1.39 million, and $1.57 million, respectively.

NOTE 9.  INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

 In accordance with ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends Topic 350, Intangibles – Goodwill and Other, entities are permitted to first assess qualitative factors (Step 0) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, then it is required to perform the first step (Step 1) of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

During the third quarter, we completed Step 1 of the required annual impairment test for our insurance services reporting unit for 2012 and determined that no impairment write-offs were necessary.  We performed the Step 0 qualitative assessment of the goodwill relative to our community banking reporting unit, and determined that it was not more likely than not that the fair value was less than its carrying value and noted no indicators of impairment.

In addition, at December 31, 2012 and December 31, 2011, we had $202,000 and $353,000, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $1.90 million and $2.10 million in unamortized identifiable customer intangible assets at December 31, 2012 and 2011, respectively.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2012	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-
Balance, December 31, 2012	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31, 2012			December 31, 2011
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,065	-	2,065	1,914	-	1,914
Net carrying amount	$202	$-	$202	$353	$-	$353

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,100	1,100	-	900	900
Net carrying amount	$-	$1,900	$1,900	$-	$2,100	$2,100

We recorded amortization expense of $351,000 for the year ended December 31, 2012 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 in 2013, $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2017.  The remaining amortization period is 9.5 years.

NOTE 10.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2012 and 2011:

Dollars in thousands	2012	2011
Demand deposits, interest bearing	$175,706	$158,483
Savings deposits	193,039	208,809
Time deposits	557,788	560,553
Total	$926,533	$927,845

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $190.4 million and $192.5 million at December 31, 2012 and 2011, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2012, follows:

Dollars in thousands	Amount
2013	$227,837
2014	109,657
2015	57,923
2016	79,593
2017	25,485
Thereafter	57,293
Total	$557,788

Time certificates of deposit in denominations of $100,000 or more totaled $397.2 million and $374.5 million at December 31, 2012 and 2011, respectively. The following is a summary of the maturity distribution of these deposits as of December 31, 2012:

Dollars in thousands	Amount	Percent
Three months or less	$31,566	7.9%
Three through six months	27,632	7.0%
Six through twelve months	83,426	21.0%
Over twelve months	254,553	64.1%
Total	$397,177	100.0%

At December 31, 2012 and 2011, our deposits of related parties including directors, executive officers, and their related interests approximated $17.5 million and $20.9 million, respectively.

NOTE 11.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $80.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2012, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6.0 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2012, our subsidiary banks had combined additional borrowings availability of $205.0 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2012, we had $86.5 million borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2012
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$3,000	$-	$958
Average balance outstanding
for the year	12,291	-	957
Maximum balance outstanding
at any month end	20,000	-	958
Weighted average interest
rate for the year	0.24%	0.00%	0.25%
Weighted average interest
rate for balances
outstanding at December 31	0.25%	0.00%	0.25%

	2011
			Federal Funds
	Short-term	Short-term	Purchased
	FHLB	Repurchase	and Lines
Dollars in thousands	Advances	Agreements	of Credit
Balance at December 31	$15,000	$-	$956
Average balance outstanding
for the year	2,753	531	954
Maximum balance outstanding
at any month end	15,000	1,233	956
Weighted average interest
rate for the year	0.17%	0.15%	0.25%
Weighted average interest
rate for balances
outstanding at December 31	0.15%	0.00%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $203.3 million and $270.3 million as of December 31, 2012 and 2011, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2012	2011
Long-term FHLB advances	$122,693	$160,325
Long-term reverse repurchase agreements	72,000	100,000
Term loan	8,575	9,929
Total	$203,268	$270,254

The term loan represents a long-term borrowing with an unaffiliated banking institution which is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points, and matures in 2017.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2019.  The average interest rate paid on long-term borrowings during 2012 and 2011 approximated 3.89% and 4.08%, respectively.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at December 31, 2012 and 2011.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. During 2009, we issued $6.8 million in subordinated debt, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10.0 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2012 and 2011.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3.5 million in capital securities and $109,000 in common securities and invested the proceeds in $3.61 million of debentures. SFG Capital Trust II issued $7.5 million in capital securities and $232,000 in common securities and invested the proceeds in $7.73 million of debentures.  SFG Capital Trust III issued $8.0 million in capital securities and $248,000 in common securities and invested the proceeds in $8.25 million of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of each Capital Trust are redeemable by us quarterly.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

			Subordinated
			debentures owed
	Long-term	Subordinated	to unconsolidated
Dollars in thousands	borrowings	debentures	subsidiary trusts
2013	$43,252	$-	$-
2014	82,526	-	-
2015	1,910	10,000	-
2016	28,911	-	-
2017	918	-	-
Thereafter	45,751	6,800	19,589
Total	$203,268	$16,800	$19,589

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

The components of applicable income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010, are as follows:

Dollars in thousands	2012	2011	2010
Current
Federal	$1,716	$4,397	$1,033
State	5	21	6
	1,721	4,418	1,039
Deferred
Federal	(610)	(3,533)	(3,554)
State	108	150	(440)
	(502)	(3,383)	(3,994)
Total	$1,219	$1,035	$(2,955)

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable
statutory rate	$2,426	35	$1,788	35	$(1,676)	34
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,019)	(15)	(1,032)	(20)	(706)	14
State income taxes, net
of Federal income tax
benefit	74	1	112	2	(286)	6
Other, net	(262)	(4)	167	3	(287)	6
Applicable income taxes	$1,219	17	$1,035	20	$(2,955)	60

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

Dollars in thousands	2012	2011
Deferred tax assets
Allowance for loan losses	$6,635	$6,546
Depreciation	14	-
Deferred compensation	1,646	1,576
Other deferred costs and accrued expenses	446	484
WV net operating loss carryforward	98	264
Capital loss carryforward	80	73
Net unrealized loss on securities and
other financial instruments	6,394	6,014
Total	15,313	14,957
Deferred tax liabilities
Depreciation	-	60
Accretion on tax-exempt securities	5	29
Net unrealized loss on securities	2,985	2,341
Purchase accounting adjustments
and goodwill	932	995
Total	3,922	3,425
Net deferred tax assets	$11,391	$11,532

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the tax years ended 2009, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011.  Tax years 2008, 2009, 2010 and 2011 remain subject to West Virginia State examination.

NOTE 13.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $331,000, $313,000, and $321,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2012 and 2011 were $100,000 and $69,000, respectively. There were no contributions to the ESOP for 2010.    Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 304,781 and 304,281 shares of our common stock at December 31, 2012 and 2011, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2012 and 2011 were $2.95 million and $3.06 million, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2012 and 2011, the cash surrender value of these insurance contracts was $29.2 million and $29.0 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted in 2012 or 2011.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2010, 2011, and 2012, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Officer Stock Option Plans during 2010, 2011 and 2012 is as follows:

		Weighted-
		Average
		Exercise Price
	Options	(WAEP)
Outstanding, December 31, 2009	309,180	$18.54
Granted	8,000	3.92
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2010	317,180	$18.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2011	317,180	$18.17
Granted	-	-
Exercised	-	-
Forfeited	(44,680)	-
Expired	(22,800)	-
Outstanding, December 31, 2012	249,700	$18.98

Exercisable Options:
December 31, 2012	245,500	$19.24
December 31, 2011	311,280	$18.44
December 31, 2010	309,580	$18.51

Other information regarding options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	38,950	$5.11	2.38	$-	35,950	$5.33	$-
6.01 - 10.00	28,400	9.14	3.65	-	27,200	9.27	-
10.01 - 17.50	2,300	17.43	1.16	-	2,300	17.43	-
17.51 - 20.00	39,300	17.80	4.01	-	39,300	17.80	-
20.01 - 25.93	140,750	25.15	2.79	-	140,750	25.15	-

	249,700	$18.98		$-	245,500	$19.24	$-

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2012	2011
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,690	$45,660
Construction loans	16,226	11,893
Other loans	35,401	33,139
Standby letters of credit	1,934	1,489
Total	$101,251	$92,181

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $235,000 in 2013, $175,000 in 2014, and $21,000 in 2015.  Total net rent expense included in the accompanying consolidated financial statements was $298,000 in 2012, $294,000 in 2011, and $348,000 in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2012, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $536,000 at December 31, 2012.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to risk-weighted assets)
Summit	$138,593	14.0%	$79,391	8.0%	$99,238	10.0%
Summit Community	148,803	15.0%	79,484	8.0%	99,354	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	115,221	11.6%	39,695	4.0%	59,543	6.0%
Summit Community	136,231	13.7%	39,742	4.0%	59,613	6.0%
Tier 1 Capital (to average assets)
Summit	115,221	8.3%	55,591	4.0%	69,489	5.0%
Summit Community	136,231	9.8%	55,581	4.0%	69,476	5.0%

As of December 31, 2011
Total Capital (to risk-weighted assets)
Summit	$136,060	13.0%	$83,617	8.0%	$104,522	10.0%
Summit Community	142,329	13.6%	83,604	8.0%	104,505	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	109,989	10.5%	41,809	4.0%	62,713	6.0%
Summit Community	129,058	12.3%	41,802	4.0%	62,703	6.0%
Tier 1 Capital (to average assets)
Summit	109,989	7.6%	58,031	4.0%	72,538	5.0%
Summit Community	129,058	8.9%	57,995	4.0%	72,493	5.0%
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

Additional information regarding Summit’s MOU is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2012.

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

▪
providing the Bank’s regulatory authorities with updated reports of criticized assets and/or formal workout plans for all nonperforming borrower relationships with an aggregate outstanding balance exceeding $1 million;

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

	December 31, 2012
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$41,600	$-	$(1,780)	$-	$39,820
Provision for loan losses	8,500	-	-	-	8,500
Net interest income after provision for loan losses	33,100	-	(1,780)	-	31,320
Other income	936	4,422	1,026	(1,044)	5,340
Other expenses	25,146	3,965	1,661	(1,044)	29,728
Income (loss) before income taxes	8,890	457	(2,415)	-	6,932
Income tax expense (benefit)	1,868	184	(833)	-	1,219
Net income	7,022	273	(1,582)	-	5,713
Dividends on preferred shares	-	-	777	-	777
Net income applicable to common shares	$7,022	$273	$(2,359)	$-	$4,936
Intersegment revenue (expense)	$(942)	$(102)	$1,044	$-	$-
Average assets	$1,477,636	$6,399	$154,506	$(217,440)	$1,421,101

	December 31, 2011
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$41,658	$-	$(1,814)	$-	$39,844
Provision for loan losses	10,000	-	-	-	10,000
Net interest income after provision for loan losses	31,658	-	(1,814)	-	29,844
Other income	(167)	4,606	2,155	(1,044)	5,550
Other expenses	25,472	4,216	1,641	(1,044)	30,285
Income (loss) before income taxes	6,019	390	(1,300)	-	5,109
Income tax expense (benefit)	1,304	158	(427)	-	1,035
Net income	4,715	232	(873)	-	4,074
Dividends on preferred shares	-	-	371	-	371
Net income applicable to common shares	$4,715	$232	$(1,244)	$-	$3,703
Intersegment revenue (expense)	$(942)	$(102)	$1,044	$-	$-
Average assets	$1,532,600	$6,618	$143,379	$(212,803)	$1,469,794

	December 31, 2010
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$42,069	$-	$(1,917)	$-	$40,152
Provision for loan losses	21,350	-	-	-	21,350
Net interest income after provision for loan losses	20,719	-	(1,917)	-	18,802
Other income	2,713	4,674	1,435	(1,083)	7,739
Other expenses	26,563	4,258	1,733	(1,083)	31,471
Income (loss) before income taxes	(3,131)	416	(2,215)	-	(4,930)
Income tax expense (benefit)	(2,293)	167	(829)	-	(2,955)
Net income	(838)	249	(1,386)	-	(1,975)
Dividends on preferred shares	-	-	297	-	297
Net income applicable to common shares	$(838)	$249	$(1,683)	$-	$(2,272)
Intersegment revenue (expense)	$(969)	$(114)	$1,083	$-	$-
Average assets	$1,560,002	$6,910	$141,550	$(196,320)	$1,512,142

NOTE 18.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) follow:

	For the Year Ended December 31,
	2012			2011			2010
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$5,713			$4,074			$(1,975)
Less preferred stock
dividends	(777)			(371)			(297)

Basic EPS	$4,936	7,425,472	$0.66	$3,703	7,425,472	$0.50	$(2,272)	7,425,472	$(0.31)

Effect of dilutive securities:
Stock options	-	1,152		-	-		-	-
Series 2011 convertible
preferred stock	480	1,500,000		74	238,182		-	-
Series 2009 convertible
preferred stock	297	674,545		297	674,545		-	-

Diluted EPS	$5,713	9,601,169	$0.60	$4,074	8,338,199	$0.49	$(2,272)	7,425,472	$(0.31)

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2012, 2011, and 2010, totaled 244,700 shares, 312,180 shares, and 312,180 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 shares at December 31, 2010.

NOTE 19.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2012 and 2011, and the related statements of income and cash flows for the years ended December 31, 2012, 2011 and 2010, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2012	2011
Assets
Cash	$5,495	$8,466
Investment in subsidiaries, eliminated in consolidation	148,951	141,098
Securities available for sale	422	92
Premises and equipment	-	12
Accrued interest receivable	3	2
Cash surrender value of life insurance policies	44	43
Other assets	1,502	1,425
Total assets	$156,417	$151,138
Liabilities and Shareholders' Equity
Short-term borrowings	$-	$-
Long-term borrowings	8,575	9,929
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,898	2,254
Total liabilities	47,862	48,572
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 12,000 shares	5,807	5,807
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 7,425,472 shares	24,520	24,518
Retained earnings	69,841	64,904
Accumulated other comprehensive income	4,868	3,818
Total shareholders' equity	108,555	102,566
Total liabilities and shareholders' equity	$156,417	$151,138

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2012	2011	2010
Income
Dividends from subsidiaries	$500	$500	$500
Other dividends and interest income	41	19	17
Realized securities gains (losses)	(18)	1,112	343
Management and service fees from subsidiaries	1,044	1,044	1,083
Total income	1,567	2,675	1,943
Expense
Interest expense	1,821	1,833	1,934
Operating expenses	1,661	1,641	1,724
Total expenses	3,482	3,474	3,658
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	(1,915)	(799)	(1,715)
Income tax (benefit)	(833)	(426)	(829)
Income (loss) before equity in undistributed income of subsidiaries	(1,082)	(373)	(886)
Equity in (distributed) undistributed income of subsidiaries	6,795	4,447	(1,089)
Net income (loss)	5,713	4,074	(1,975)
Dividends on preferred shares	777	371	297
Net income (loss) applicable to common shares	$4,936	$3,703	$(2,272)

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,713	$4,074	$(1,975)
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
subsidiaries	(6,795)	(4,447)	1,089
Deferred tax (benefit)	(61)	(11)	(120)
Depreciation	12	21	113
Realized securities (gains) losses	18	(1,112)	(343)
Stock compensation expense	2	10	-
(Increase) decrease in cash surrender value of bank owned life insurance	(1)	5	(11)
(Increase) decrease in other assets	(11)	44	(729)
Increase in other liabilities	599	439	883
Net cash provided by (used in) operating activities	(524)	(977)	(1,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(4,824)
Proceeds sales of available for sale securities	648	1,130	356
Principal payments received on available for sale securities	662	-	-
Purchase of available for sale securities	(1,672)	-	-
Proceeds from sales of premises and equipment	-	-	5,552
Purchases of premises and equipment	-	-	(4)
Proceeds from sale of other assets	-	-	1,322
Net cash provided by (used in) investing activities	(362)	1,130	2,402

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(731)	(297)	(297)
Net (decrease) in short-term borrowings	-	-	(2,666)
Repayment of long-term borrowings	(1,354)	(1,805)	(902)
Net proceeds from issuance of preferred stock	-	5,807	-
Net cash provided by (used in) financing activities	(2,085)	3,705	(3,865)
Increase (decrease) in cash	(2,971)	3,858	(2,556)
Cash:
Beginning	8,466	4,608	7,164
Ending	$5,495	$8,466	$4,608

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$1,824	$1,832	$1,941

NOTE 20.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2012
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$16,797	$16,278	$15,589	$15,220
Net interest income	10,018	9,971	9,935	9,896
Net income (loss)	1,698	913	997	2,105
Net income (loss) applicable to common shares	1,504	719	803	1,910
Basic earnings per share	$0.20	$0.10	$0.11	$0.26
Diluted earnings per share	$0.18	$0.09	$0.10	$0.22

	2011
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$18,200	$18,109	$17,652	$17,086
Net interest income	10,102	10,160	9,921	9,661
Net income (loss)	(248)	905	1,936	1,480
Net income (loss) applicable to common shares	(322)	831	1,862	1,331
Basic earnings per share	$(0.04)	$0.11	$0.25	$0.18
Diluted earnings per share	$(0.04)	$0.11	$0.24	$0.16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2012, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2012 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 45.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 46 and 47.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the fourth quarter for the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2016”, “DIRECTORS WHOSE TERMS EXPIRE IN 2015, “DIRECTORS WHOSE TERMS EXPIRE IN 2014”, and “EXECUTIVE OFFICERS” and under the captions “Family Relationships” “Director Qualifications and Review of Director Nominees” and “Audit and Compliance Committee” in our 2013 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2012 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	249,700	$18.98	350,000
Equity compensation plans not approved by stockholders	-	-	-
Total	249,700	$18.98	350,000

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2016”, “DIRECTORS WHOSE TERMS EXPIRE IN 2015”, “DIRECTORS WHOSE TERMS EXPIRE IN 2014”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett Foster Toothman, PLLC” in our 2013 Proxy Statement, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/03/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.2	6/30/2006
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/04/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/21/2013
(vi)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(vii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(viii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(ix)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(x)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xi)	Second Amended and Restated Employment Agreement with Douglas T. Mitchell		10-Q	10.1	03/31/2011
(xii)	First Amendment to Executive Salary Continuation Agreement with Douglas T. Mitchell		10-K	10.11	12/31/2011
(xiii)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xiv)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xv)	Form of Executive Salary Continuation Agreement entered into with Ronald F. Miller and C. David Robertson		10-K	10.9	12/31/2008

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xvi)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	02/12/2009
	(xvii)	1998 Officers Stock Option Plan		10-QSB	10	06/30/1998
	(xviii)	Board Attendance and Compensation Policy, as amended		10-K	10.13	12/31/2010
	(xix)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
	(xx)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
	(xxi)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
	(xxii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxiii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.17	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.18	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.19	12/31/2008
	(xxvii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.20	12/31/2008
	(xxviii)	Summit Financial Group, Inc. Incentive Plan		8-K	10.2	12/14/2007
	(xxix)	Summit Community Bank Incentive Compensation Plan		8-K	10.4	12/14/2007
	(xxx)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	03/31/2006
	(xxxi)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	03/31/2006
	(xxxii)	2009 Officer Stock Option Plan		8-K	10.1	05/14/2009
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Arnett Foster Toothman, P.L.L.C		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)***	Interactive data file (XBRL)		X

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

              SUMMIT FINANCIAL GROUP, INC.
             a West Virginia Corporation
              (registrant)

By:   /s/ H. Charles Maddy, III           2 / 28 /2013                                                                                                By:  /s/ Julie R. Cook                      2 / 28 /2013
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

By:  /s/ Robert S. Tissue                    2 / 28 /2013
       Robert S. Tissue                               Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By:  /s/ Robert S. Tissue                 2 / 28 /2013
       Robert S. Tissue                           Date
       Attorney-in-fact