Form 10-Q
period 2013-03-31
SUMMIT FINANCIAL GROUP INC
filed 2013-05-01
CIK 811808

                                       UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.
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

Common Stock, $2.50 par value
7,437,472 shares outstanding as of April 30, 2013

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets March 31, 2013 (unaudited), December 31, 2012, and March 31, 2012 (unaudited)	4

		Consolidated statements of income for the three months ended March 31, 2013 and 2012 (unaudited)	5

		Consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 (unaudited)	6

		Consolidated statements of shareholders’ equity for the three months ended March 31, 2013 and 2012 (unaudited)	7

		Consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-41

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42-60

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

	Item 4.	Controls and Procedures	61

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	62

SIGNATURES		63

EXHIBIT INDEX		64

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2013	2012	2012
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,906	$3,833	$4,059
Interest bearing deposits with other banks	7,915	10,969	26,855
Cash and cash equivalents	11,821	14,802	30,914
Securities available for sale	283,054	281,539	292,002
Other investments	12,977	14,658	18,342
Loans held for sale, net	148	226	1,126
Loans, net	945,741	937,168	957,797
Property held for sale	54,625	56,172	61,584
Premises and equipment, net	21,024	21,129	21,756
Accrued interest receivable	5,543	5,621	5,269
Intangible assets	8,211	8,300	8,563
Cash surrender value of life insurance policies	29,791	29,553	29,559
Other assets	17,263	17,936	17,453
Total assets	$1,390,198	$1,387,104	$1,444,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$93,125	$100,592	$87,916
Interest bearing	973,192	926,533	923,223
Total deposits	1,066,317	1,027,125	1,011,139
Short-term borrowings	5,960	3,958	15,956
Long-term borrowings	163,588	203,268	267,121
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	7,928	7,809	9,361
Total liabilities	1,280,182	1,278,549	1,339,966

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 12,000 shares	5,807	5,807	5,807
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2013 - 7,437,472 and
2012 - 7,425,472 shares	24,582	24,520	24,519
Retained earnings	71,440	69,841	66,408
Accumulated other comprehensive income	4,668	4,868	4,146
Total shareholders' equity	110,016	108,555	104,399

Total liabilities and shareholders' equity	$1,390,198	$1,387,104	$1,444,365

(*) - December 31, 2012 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands, except per share amounts	2013	2012
Interest income
Interest and fees on loans
Taxable	$12,834	$14,280
Tax-exempt	70	86
Interest and dividends on securities
Taxable	1,030	1,699
Tax-exempt	634	721
Interest on interest bearing deposits with other banks	1	11
Total interest income	14,569	16,797
Interest expense
Interest on deposits	2,768	3,714
Interest on short-term borrowings	17	6
Interest on long-term borrowings and subordinated debentures	2,026	3,059
Total interest expense	4,811	6,779
Net interest income	9,758	10,018
Provision for loan losses	1,500	2,001
Net interest income after provision for loan losses	8,258	8,017
Other income
Insurance commissions	1,184	1,158
Service fees related to deposit accounts	1,012	1,014
Realized securities gains	42	1,165
(Loss) on sale of assets	(40)	(77)
Writedown of foreclosed properties	(929)	(1,912)
Bank owned life insurance income	238	275
Other	326	309
Total other-than-temporary impairment loss on securities	(91)	(511)
Portion of loss recognized in other comprehensive income	37	282
Net impairment loss recognized in earnings	(54)	(229)
Total other income	1,779	1,703
Other expense
Salaries, commissions, and employee benefits	4,117	3,901
Net occupancy expense	456	479
Equipment expense	598	594
Professional fees	251	316
Amortization of intangibles	88	88
FDIC premiums	540	522
Foreclosed properties expense	279	362
Other	1,264	1,277
Total other expense	7,593	7,539
Income before income taxes	2,444	2,181
Income tax expense	651	483
Net Income	1,793	1,698
Dividends on preferred shares	194	194
Net Income applicable to common shares	$1,599	$1,504

Basic earnings per common share	$0.22	$0.20
Diluted earnings per common share	$0.19	$0.18

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
Dollars in thousands	2013	2012
Net income	$1,793	$1,698
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013 - $37, net of deferred
taxes of $14; 2012 - $282, net of deferred taxes of $107	(23)	(175)
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($285) net of deferred taxes of $108 and reclassification adjustment for net realized gains included in net income of $42; 2012 - $811, net of deferred taxes of $308 and reclassification adjustment for net realized
gains included in net income of $1,165	(177)	503
Total comprehensive income	$1,593	$2,026

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,841	$4,868	$108,555
Three Months Ended March 31, 2013
Comprehensive income:
Net income	-	-	-	1,793	-	1,793
Other comprehensive income					(200)	(200)
Total comprehensive income						1,593
Exercise of stock options	-	-	61	-	-	61
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(74)	-	(74)
Series 2011 Preferred Stock cash dividends
declared ($10.00 per share)	-	-	-	(120)	-	(120)

Balance, March 31, 2013	$3,519	$5,807	$24,582	$71,440	$4,668	$110,016

Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Three Months Ended March 31, 2012
Comprehensive income:
Net income	-	-	-	1,698	-	1,698
Other comprehensive income					328	328
Total comprehensive income						2,026
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(74)	-	(74)
Series 2011 Preferred Stock cash dividends
declared ($10.00 per share)	-	-	-	(120)	-	(120)

Balance, March 31, 2012	$3,519	$5,807	$24,519	$66,408	$4,146	$104,399

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2013	2012
Cash Flows from Operating Activities
Net income	$1,793	$1,698
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	298	339
Provision for loan losses	1,500	2,001
Stock compensation expense	1	1
Deferred income tax (benefit)	(160)	(688)
Loans originated for sale	(1,224)	(2,884)
Proceeds from loans sold	1,302	1,758
(Gain) on loans sold	-	-
Securities (gains)	(42)	(1,165)
Other-than-temporary impairment of securities	54	229
Loss on disposal of assets	40	77
Write down of foreclosed properties	929	1,912
Amortization of securities premiums (accretion of discounts), net	1,368	858
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Decrease in accrued interest receivable	78	516
(Increase) in cash surrender value of bank owned life insurance	(237)	(275)
(Increase) decrease in other assets	937	(815)
Increase in other liabilities	119	922
Net cash provided by operating activities	6,847	4,575
Cash Flows from Investing Activities
Proceeds from (purchase of) interest bearing deposits
with other banks	-	-
Proceeds from maturities and calls of securities available for sale	808	803
Proceeds from sales of securities available for sale	11,893	25,632
Principal payments received on securities available for sale	15,712	14,501
Purchases of securities available for sale	(31,623)	(45,733)
Redemption of Federal Home Loan Bank Stock	1,674	805
Net principal payments received on loans	(11,417)	5,051
Purchases of premises and equipment	(192)	(12)
Proceeds from sales of other repossessed assets & property held for sale	1,981	1,243
Net cash provided by (used in) investing activities	(11,164)	2,290
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	2,702	16,877
Net increase (decrease) in time deposits	36,490	(22,238)
Net increase in short-term borrowings	2,002	1
Proceeds from long-term borrowings	3,454	-
Repayment of long-term borrowings	(43,179)	(3,133)
Exercise of stock options	61	-
Dividends paid on preferred stock	(194)	(149)
Net cash provided by (used in) financing activities	1,336	(8,642)
(Decrease) in cash and cash equivalents	(2,981)	(1,777)
Cash and cash equivalents:
Beginning	14,802	32,691
Ending	$11,821	$30,914

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2013	2012

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,047	$6,944
Income taxes	$-	$159

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,343	$1,087

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

The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2012 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2012 and March 31, 2012, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income amended authoritative guidance related to the reporting of reclassifications out of other comprehensive earnings. The new guidance sets requirements for presentation for significant items reclassified to net earnings during the period presented. The new guidance was effective for annual and interim periods beginning on January 1, 2013 and did not have an effect on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$31,817	$-	$31,817	$-
Mortgage backed securities:
Government sponsored agencies	145,331	-	145,331	-
Nongovernment sponsored agencies	14,091	-	14,091	-
State and political subdivisions	13,918	-	13,918	-
Corporate debt securities	2,977	-	2,977	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	72,201	-	72,201	-
Tax-exempt mortgage-backed securities	2,642	-	2,642	-
Total available for sale securities	$283,054	$-	$283,054	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,020	$-	$29,020	$-
Mortgage backed securities:
Government sponsored agencies	136,570	-	136,570	-
Nongovernment sponsored agencies	15,745	-	15,745	-
State and political subdivisions	12,169	-	12,169	-
Corporate debt securities	1,950	-	1,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	83,270	-	83,270	-
Tax-exempt mortgage backed securities	2,738	-	2,738	-
Total available for sale securities	$281,539	$-	$281,539	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2013.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$148	$-	$148	$-

Impaired loans
Commercial	$10,082	$-	$4,900	$5,182
Commercial real estate	22,276	-	15,606	6,670
Construction and development	26,631	-	25,133	1,498
Residential real estate	23,644	-	20,959	2,685
Consumer	48	-	-	48
Total impaired loans	$82,681	$-	$66,598	$16,083

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,779	-	10,991	788
Construction and development	38,599	-	38,581	18
Residential real estate	4,247	-	4,247	-
Consumer	-	-	-	-
Total OREO	$54,625	$-	$53,819	$806

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$226	$-	$226	$-

Impaired loans
Commercial	$10,856	$-	$5,013	$5,843
Commercial real estate	25,435	-	16,331	9,104
Construction and development	27,352	-	24,578	2,774
Residential real estate	24,442	-	21,625	2,817
Consumer	50	-	-	50
Total impaired loans	$88,135	$-	$67,547	$20,588

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,835	-	11,047	788
Construction and development	40,671	-	35,978	4,693
Residential real estate	3,666	-	3,666	-
Consumer	-	-	-	-
Total OREO	$56,172	$-	$50,691	$5,481

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$11,821	$11,821	$14,802	$14,802
Interest bearing deposits with
other banks	-	-	-	-
Securities available for sale	283,054	283,054	281,539	281,539
Other investments	12,977	12,977	14,658	14,658
Loans held for sale, net	148	148	226	226
Loans, net	945,741	971,638	937,168	965,454
Accrued interest receivable	5,543	5,543	5,621	5,621
	$1,259,284	$1,285,181	$1,254,014	$1,282,300
Financial liabilities
Deposits	$1,066,317	$1,100,213	$1,027,125	$1,064,957
Short-term borrowings	5,960	5,960	3,958	3,958
Long-term borrowings	163,588	178,776	203,268	220,175
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,641	1,641	1,877	1,877
	$1,273,895	$1,322,979	$1,272,617	$1,327,356

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2013			2012
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$1,793			$1,698
Less preferred stock dividends	(194)			(194)

Basic EPS	$1,599	7,432,254	$0.22	$1,504	7,425,472	$0.20

Effect of dilutive securities:
Stock options		7,087			-
Series 2009 convertible
preferred stock	74	674,545		74	674,545
Series 2011 convertible
preferred stock	120	1,500,000		120	1,500,000

Diluted EPS	$1,793	9,613,886	$0.19	$1,698	9,600,017	$0.18

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2013 and 2012 totaled 170,500 shares and 289,380 shares, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2013, December 31, 2012, and March 31, 2012 are summarized as follows:

	March 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$30,782	$1,035	$-	$31,817
Residential mortgage-backed securities:
Government-sponsored agencies	142,534	3,444	647	145,331
Nongovernment-sponsored agencies	13,691	483	83	14,091
State and political subdivisions	13,889	122	93	13,918
Corporate debt securities	2,962	33	18	2,977
Total taxable debt securities	203,858	5,117	841	208,134
Tax-exempt debt securities:
State and political subdivisions	68,945	3,527	271	72,201
Residential mortgage-backed securities:
Government-sponsored agencies	2,642	-	-	2,642
Total tax-exempt debt securities	71,587	3,527	271	74,843
Equity securities	77	-	-	77
Total available for sale securities	$275,522	$8,644	$1,112	$283,054

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$28,128	$892	$-	$29,020
Residential mortgage-backed securities:
Government-sponsored agencies	133,812	3,250	492	136,570
Nongovernment-sponsored entities	15,380	509	144	15,745
State and political subdivisions	12,187	71	89	12,169
Corporate debt securities	1,959	29	38	1,950
Total taxable debt securities	191,466	4,751	763	195,454
Tax-exempt debt securities
State and political subdivisions	79,403	4,104	237	83,270
Residential mortgage-backed securities	2,738	-	-	2,738
Total tax-exempt debt securities	82,141	4,104	237	86,008
Equity securities	77	-	-	77
Total available for sale securities	$273,684	$8,855	$1,000	$281,539

	March 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$9,721	$475	$16	$10,180
Residential mortgage-backed securities:
Government-sponsored agencies	161,928	3,435	525	164,838
Nongovernment-sponsored agencies	32,028	627	715	31,940
State and political subdivisions	5,661	-	37	5,624
Corporate debt securities	1,947	12	97	1,862
Total taxable debt securities	211,285	4,549	1,390	214,444
Tax-exempt debt securities:
State and political subdivisions	70,913	3,837	306	74,444
Residential mortgage-backed securities:
Government-sponsored agencies	3,037	-	-	3,037
Total tax-exempt debt securities	73,950	3,837	306	77,481
Equity securities	77	-	-	77
Total available for sale securities	$285,312	$8,386	$1,696	$292,002

The maturities, amortized cost and estimated fair values of securities at March 31, 2013, are summarized as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$68,134	$69,092
Due from one to five years	85,865	87,851
Due from five to ten years	15,870	16,339
Due after ten years	105,576	109,695
Equity securities	77	77
	$275,522	$283,054

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2013 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$11,893	$808	$15,712	$141	$99

During the three months ended March 31, 2013 and 2012, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended March 31,
Dollars in thousands	2013	2012

Total other-than-temporary impairment losses	$(91)	$(511)
Portion of loss recognized in
other comprehensive income	37	282
Net impairment losses recognized in earnings	$(54)	$(229)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2013 is as follows:

Three Months Ended
March 31, 2013

Dollars in thousands	Total
Beginning Balance	$(2,903)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(54)
Securities sold during the period	-
Ending Balance	$(2,957)

At March 31, 2013, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.  Specific such assumptions utilized by our vendors in their valuation of our other-than-temporarily impaired residential mortgage-backed securities issued by nongovernment-sponsored entities were as follows at March 31, 2013:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Weighted	Range
	Average	Minimum	Maximum
Constant voluntary prepayment rates	14.0%	14.0%	14.0%
Constant default rates	5.6%	5.6%	5.6%
Loss severities	40.0%	40.0%	40.0%

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at March
31, 2013 and December 31, 2012, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	39,272	(579)	4,228	(68)	43,500	(647)
Nongovernment-sponsored entities	1	(5)	1,287	(10)	1,288	(15)
State and political subdivisions	4,317	(89)	387	(4)	4,704	(93)
Corporate debt securities	-	-	981	(18)	981	(18)
Tax-exempt debt securities
State and political subdivisions	17,231	(271)	-	-	17,231	(271)
Total temporarily impaired securities	60,821	(944)	6,883	(100)	67,704	(1,044)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	305	(68)	305	(68)
Total other-than-temporarily
impaired securities	-	-	305	(68)	305	(68)
Total	$60,821	$(944)	$7,188	$(168)	$68,009	$(1,112)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	36,498	(414)	8,997	(78)	45,495	(492)
Nongovernment-sponsored entities	-	(4)	1,478	(14)	1,478	(18)
State and political subdivisions	3,766	(85)	387	(4)	4,153	(89)
Corporate debt securities	-	-	962	(38)	962	(38)
Tax-exempt debt securities
State and political subdivisions	19,934	(237)	-	-	19,934	(237)
Total temporarily impaired securities	60,198	(740)	11,824	(134)	72,022	(874)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	265	(6)	593	(120)	858	(126)
Total other-than-temporarily
impaired securities	265	(6)	593	(120)	858	(126)
Total	$60,463	$(746)	$12,417	$(254)	$72,880	$(1,000)

We held 61 available for sale securities, including debt securities with other-than-temporary impairment in which a portion of the impairment remains in other comprehensive income, having an unrealized loss at March 31, 2013.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2013	2012	2012
Commercial	$86,877	$85,829	$99,386
Commercial real estate
Owner-occupied	151,942	154,252	153,528
Non-owner occupied	288,475	276,082	275,727
Construction and development
Land and land development	76,277	79,335	88,212
Construction	5,782	3,772	2,148
Residential real estate
Non-jumbo	213,965	216,714	219,485
Jumbo	62,849	61,567	62,836
Home equity	53,765	53,263	50,884
Consumer	19,638	20,586	21,574
Other	3,191	3,701	2,540
Total loans, net of unearned fees	962,761	955,101	976,320
Less allowance for loan losses	17,020	17,933	18,523
Loans, net	$945,741	$937,168	$957,797

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2013 and 2012 and December 31, 2012.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At March 31, 2013
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$148	$44	$1,921	$2,113	$84,764	$-
Commercial real estate
Owner-occupied	1,075	310	-	1,385	150,557	-
Non-owner occupied	222	708	909	1,839	286,636	-
Construction and development
Land and land development	65	794	10,538	11,397	64,880	-
Construction	-	-	153	153	5,629	-
Residential mortgage
Non-jumbo	4,910	1,052	2,362	8,324	205,641	-
Jumbo	-	-	12,565	12,565	50,284	-
Home equity	247	48	-	295	53,470	-
Consumer	244	34	44	322	19,316	-
Other	-	-	-	-	3,191	-
Total	$6,911	$2,990	$28,492	$38,393	$924,368	$-

	At December 31, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$225	$5	$2,294	$2,524	$83,305	$-
Commercial real estate
Owner-occupied	57	-	1,023	1,080	153,172	-
Non-owner occupied	182	193	908	1,283	274,799	-
Construction and development
Land and land development	-	-	11,795	11,795	67,540	-
Construction	-	-	153	153	3,619	-
Residential mortgage
Non-jumbo	3,344	2,616	2,797	8,757	207,957	-
Jumbo	-	-	12,564	12,565	49,002	-
Home equity	337	448	179	964	52,299	-
Consumer	255	79	48	382	20,204	-
Other	-	-	-	-	3,701	-
Total	$4,400	$3,341	$31,761	$39,503	$915,598	$-

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2013, December 31, 2012, and March 31, 2012.

Dollars in thousands	3/31/2013	12/31/2012	3/31/2012
Commercial	$4,763	$5,002	$2,477
Commercial real estate
Owner-occupied	495	1,524	1,989
Non-owner occupied	1,030	1,032	2,293
Construction and development
Land & land development	12,923	13,487	21,287
Construction	153	154	887
Residential mortgage
Non-jumbo	4,001	3,518	4,583
Jumbo	12,565	12,564	12,621
Home equity	303	440	550
Consumer	72	55	81
Total	$36,305	$37,776	$46,768

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	03/31/2012	12/31/2012	03/31/2012	Method used to measure impairment
Commerical	$10,322	$10,776	$2,998	Fair value of collateral
	164	165	-	Discounted cash flow
Commerical real estate
Owner-occupied	13,334	14,028	11,263	Fair value of collateral
	2,673	2,686	2,724	Discounted cash flow
Non-owner occupied	6,858	9,468	10,375	Fair value of collateral
Construction and development
Land & land development	27,395	29,307	35,746	Fair value of collateral
	656	656	656	Discounted cash flow
Construction	-	-	735	Fair value of collateral
Residential mortgage
Non-jumbo	5,190	5,626	4,692	Fair value of collateral
	829	692	1,252	Discounted cash flow
Jumbo	21,450	21,543	19,899	Fair value of collateral
Home equity	213	219	353	Fair value of collateral
Consumer	62	66	329	Fair value of collateral
Total	$89,146	$95,232	$91,022

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at March 31, 2013, December 31, 2012 and March 31, 2012.

	March 31, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$9,442	$9,446	$-	$9,446	$439
Commercial real estate
Owner-occupied	9,882	9,886	-	9,886	455
Non-owner occupied	5,430	5,432	-	5,432	271
Construction and development
Land & land development	15,623	15,622	-	14,883	575
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,523	3,531	-	3,531	153
Jumbo	7,264	7,265	-	7,265	360
Home equity	185	186	-	186	11
Consumer	35	35	-	35	1
Total without a related allowance	$51,384	$51,403	$-	$50,664	$2,265

With a related allowance
Commercial	$1,031	$1,040	$403	$1,040	$8
Commercial real estate
Owner-occupied	6,121	6,121	437	6,120	282
Non-owner occupied	1,426	1,426	152	1,427	29
Construction and development
Land & land development	12,429	12,429	1,421	12,429	157
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,487	2,488	303	2,487	87
Jumbo	14,180	14,185	3,707	14,185	94
Home equity	28	27	28	28	-
Consumer	26	27	14	26	2
Total with a related allowance	$37,728	$37,743	$6,465	$37,742	$659

Total
Commercial	$61,384	$61,402	$2,413	$60,663	$2,216
Residential real estate	27,667	27,682	4,038	27,682	705
Consumer	61	62	14	61	3
Total	$89,112	$89,146	$6,465	$88,406	$2,924

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$10,518	$10,537	$-	$3,131	$134
Commercial real estate
Owner-occupied	9,992	9,996	-	8,528	368
Non-owner occupied	6,143	6,145	-	6,056	304
Construction and development
Land & land development	11,596	11,596	-	11,093	367
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,497	3,505	-	3,040	125
Jumbo	7,347	7,349	-	5,399	272
Home equity	191	191	-	191	11
Consumer	38	38	-	32	1
Total without a related allowance	$49,322	$49,357	$-	$37,470	$1,582

With a related allowance
Commercial	$404	$404	$85	$515	$6
Commercial real estate
Owner-occupied	6,719	6,718	461	4,442	187
Non-owner occupied	3,321	3,323	286	3,341	115
Construction and development
Land & land development	18,367	18,367	2,611	17,633	344
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,812	2,813	394	2,378	77
Jumbo	14,189	14,194	3,216	13,585	59
Home equity	28	28	28	29	-
Consumer	28	28	16	2	-
Total with a related allowance	$45,868	$45,875	$7,097	$41,925	$788

Total
Commercial	$67,060	$67,086	$3,443	$54,739	$1,825
Residential real estate	28,064	28,080	3,638	24,622	544
Consumer	66	66	16	34	1
Total	$95,190	$95,232	$7,097	$79,395	$2,370

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$2,307	$2,306	$-	$1,697	$30
Commercial real estate
Owner-occupied	11,036	11,045	-	9,004	335
Non-owner occupied	6,307	6,308	-	6,046	305
Construction and development
Land & land development	18,732	18,732	-	10,920	334
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,876	3,886	-	3,139	99
Jumbo	15,661	15,662	-	14,621	200
Home equity	191	191	-	191	11
Consumer	293	293	-	11	1
Total without a related allowance	$58,403	$58,423	$-	$45,629	$1,315

With a related allowance
Commercial	$692	$692	$203	$692	$4
Commercial real estate
Owner-occupied	2,941	2,942	140	2,942	141
Non-owner occupied	4,065	4,067	439	3,366	116
Construction and development
Land & land development	17,667	17,670	3,070	16,148	65
Construction	735	735	419	-	-
Residential real estate
Non-jumbo	2,056	2,058	574	892	34
Jumbo	4,227	4,237	753	2,243	1
Home equity	162	162	111	162	-
Consumer	36	36	1	-	-
Total with a related allowance	$32,581	$32,599	$5,710	$26,445	$361

Total
Commercial	$64,482	$64,497	$4,271	$50,815	$1,330
Residential real estate	26,173	26,196	1,438	21,248	345
Consumer	329	329	1	11	1
Total	$90,984	$91,022	$5,710	$72,074	$1,676

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to qualify as a TDR until a consistent payment history or a significant change in the borrower’s financial condition and loan terms  has occurred.  Included in impaired loans are TDRs of $52.5 million and $56.7 million at March 31, 2013 and December 31, 2012, respectively, with no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2013 and 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	2	$1,031	$1,039
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	1	336	350
Construction and development
Land & land development	1	49	50	-	-	-
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	1	60	62
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	1	38	38
Total	1	$49	$50	5	$1,465	$1,489

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended
	March 31, 2013
	Number	Recorded
	of	Investment
dollars in thousands	Defaults	at Default Date
Commercial	-	$-
Commercial real estate
Owner-occupied	-	-
Non-owner occupied	-	-
Construction and development
Land & land development	2	1,676
Construction	-	-
Residential real estate
Non-jumbo	2	292
Jumbo	1	130
Home equity	-	-
Consumer	3	28
Total	8	$2,126

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Pass	$42,192	$43,572	$5,629	$3,619	$74,790	$73,425	$137,001	$139,176	$276,878	$262,132
OLEM (Special Mention)	7,294	7,349	-	-	1,418	1,260	5,945	1,034	10,143	11,477
Substandard	26,791	28,414	153	153	10,669	11,144	8,996	14,042	1,454	2,473
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$76,277	$79,335	$5,782	$3,772	$86,877	$85,829	$151,942	$154,252	$288,475	$276,082

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2013	12/31/2012	3/31/2012	3/31/2013	12/31/2012	3/31/2012
Residential real estate
Non-jumbo	$209,964	$213,196	$214,902	$4,001	$3,518	$4,583
Jumbo	50,284	49,003	50,215	12,565	12,564	12,621
Home Equity	53,462	52,823	50,334	303	440	550
Consumer	19,566	20,531	21,493	72	55	81
Other	3,191	3,701	2,540	-	-	-
Total	$336,467	$339,254	$339,484	$16,941	$16,577	$17,835

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

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month periods ended March 30, 2013 and 2012, and for the year ended December 31, 2012 is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2013	2012	2012

Balance, beginning of year	$17,933	$17,712	$17,712
Losses:
Commercial	17	31	1,273
Commercial real estate
Owner occupied	63	283	636
Non-owner occupied	3	395	806
Construction and development
Land and land development	2,062	365	3,390
Construction	-	-	367
Residential real estate
Non-jumbo	228	126	1,372
Jumbo	60	87	737
Home equity	20	-	5
Consumer	22	32	136
Other	22	20	95
Total	2,497	1,339	8,817
Recoveries:
Commercial	2	2	13
Commercial real estate
Owner occupied	2	3	33
Non-owner occupied	-	8	31
Construction and development
Land and land development	5	5	61
Construction	-	-	-
Real estate - mortgage
Non-jumbo	19	19	81
Jumbo	1	9	86
Home equity	-	60	61
Consumer	21	14	95
Other	34	29	77
Total	84	149	538
Net losses	2,413	1,190	8,279
Provision for loan losses	1,500	2,001	8,500
Balance, end of year	$17,020	$18,523	$17,933

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first three months of 2013 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933
Charge-offs	2,062	-	17	63	3	228	60	20	22	22	2,497
Recoveries	5	-	2	2	-	19	1	-	21	34	84
Provision	742	140	256	53	(18)	(76)	632	(179)	(26)	(24)	1,500
Ending balance	$3,905	$278	$1,023	$1,379	$3,248	$2,332	$4,515	$226	$105	$9	$17,020

Allowance related to:
Loans individually
evaluated for impairment	$1,421	$-	$403	$437	$152	$303	$3,707	$28	$14	$-	$6,465
Loans collectively
evaluated for impairment	2,484	278	620	942	3,096	2,029	808	198	91	9	10,555
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$3,905	$278	$1,023	$1,379	$3,248	$2,332	$4,515	$226	$105	$9	$17,020

Loans
Loans individually
evaluated for impairment	$28,051	$-	$10,486	$16,007	$6,858	$6,019	$21,450	$213	$62	$-	$89,146
Loans collectively
evaluated for impairment	48,226	5,782	76,391	135,935	281,617	207,946	41,399	53,552	19,576	3,191	$873,615
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$76,277	$5,782	$86,877	$151,942	$288,475	$213,965	$62,849	$53,765	$19,638	$3,191	$962,761

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2013 and other intangible assets by reporting unit at March 31, 2013 and December 31, 2012.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2013	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, March 31, 2013	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2013			December 31, 2012
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,104	-	2,104	2,065	-	2,065
Net carrying amount	$163	$-	$163	$202	$-	$202

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,150	1,150	-	1,100	1,100
Net carrying amount	$-	$1,850	$1,850	$-	$1,900	$1,900

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 in 2013, $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2017.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2013 and 2012 and December 31, 2012:

	March 31,	December 31,	March 31,
Dollars in thousands	2013	2012	2012
Demand deposits, interest bearing	$181,326	$175,706	$172,506
Savings deposits	197,587	193,039	212,402
Time deposits	594,279	557,788	538,315
Total	$973,192	$926,533	$923,223

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $213.6 million, $190.4 million and $184.4 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2013 is as follows:

Dollars in thousands
Nine month period ending December 31, 2013	$192,481
Year ending December 31, 2014	120,908
Year ending December 31, 2015	60,050
Year ending December 31, 2016	86,619
Year ending December 31, 2017	34,561
Thereafter	99,660
$594,279

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2013:

Dollars in thousands	Amount	Percent
Three months or less	$34,012	7.8%
Three through six months	42,875	9.8%
Six through twelve months	62,289	14.3%
Over twelve months	297,771	68.1%
Total	$436,947	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31, 2013
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at March 31	$-	$5,960
Average balance outstanding for the period	24,321	3,514
Maximum balance outstanding at
any month end during period	45,000	5,960
Weighted average interest rate for the period	0.25%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.25%	0.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at December 31	$3,000	$958
Average balance outstanding for the year	12,291	957
Maximum balance outstanding at
any month end	20,000	958
Weighted average interest rate for the year	0.24%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.25%	0.25%

	Three Months Ended March 31, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at March 31	$15,000	$956
Average balance outstanding for the period	13,379	956
Maximum balance outstanding at
any month end during period	15,000	956
Weighted average interest rate for the period	0.17%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.23%	0.25%

Long-term borrowings:  Our long-term borrowings of $163.6 million, $203.3 million and $267.1 million at March 31, 2013, December 31, 2012, and March 31, 2012 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at March 31,		December 31,
Dollars in thousands	2013	2012	2012
Long-term FHLB advances	$82,672	$157,643	$122,693
Long-term reverse repurchase agreements	72,000	100,000	72,000
Term loans	8,916	9,478	8,575
Total	$163,588	$267,121	$203,268

The term loans are secured by the common stock of our subsidiary bank.  $5.4 million bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017, and $3.5 million bears a fixed rate of 8% with a final maturity of 2023.

Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2019.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2013 was 3.82% compared to 3.97% for the first three months of 2012.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Subordinated debentures:  We have subordinated debt totaling $16.8 million at March 31, 2013, December 31, 2012, and March 31, 2012.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2013, December 31, 2012, and March 31, 2012.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2013	$72	$-	$-
	2014	82,527	-	-
	2015	1,909	10,000	-
	2016	28,911	-	-
	2017	918	-	-
	Thereafter	49,251	6,800	19,589
		$163,588	$16,800	$19,589

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first three months of 2013 or 2012.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2013 and 2012, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	249,700	$18.98	317,180	$18.17
Granted	-	-	-	-
Exercised	(12,000)	5.09	-	-
Forfeited	(1,750)	19.69	-	-
Expired	(38,900)	23.79	(22,800)	5.12
Outstanding, March 31	197,050	$18.87	294,380	$18.17

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Other information regarding options outstanding and exercisable at March 31, 2013 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	23,550	$5.00	3.61	$49	20,500	$5.36	$35
6.01 - 10.00	28,200	9.14	3.39	3	27,000	9.27	-
10.01 - 17.50	2,300	17.43	0.92	-	2,300	17.43	-
17.51 - 20.00	38,500	17.80	3.75	-	38,500	17.80	-
20.01 - 25.93	104,500	25.04	3.49	-	104,500	25.04	-

	197,050	18.87		$52	192,800	19.20	$35

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,857
Construction loans	17,339
Other loans	29,274
Standby letters of credit	1,830
Total	$96,300

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2013, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital (to risk weighted assets)
Summit	$140,323	14.1%	$79,576	8.0%	$99,470	10.0%
Summit Community	151,015	15.2%	79,640	8.0%	99,550	10.0%
Tier I Capital (to risk weighted assets)
Summit	116,954	11.8%	39,788	4.0%	59,682	6.0%
Summit Community	138,446	13.9%	39,820	4.0%	59,730	6.0%
Tier I Capital (to average assets)
Summit	116,954	8.4%	55,381	4.0%	69,226	5.0%
Summit Community	138,446	10.0%	55,378	4.0%	69,223	5.0%

As of December 31, 2012
Total Capital (to risk weighted assets)
Summit	138,593	14.0%	79,391	8.0%	99,238	10.0%
Summit Community	148,803	15.0%	79,484	8.0%	99,354	10.0%
Tier I Capital (to risk weighted assets)
Summit	115,221	11.6%	39,695	4.0%	59,543	6.0%
Summit Community	136,231	13.7%	39,742	4.0%	59,613	6.0%
Tier I Capital (to average assets)
Summit	115,221	8.3%	55,591	4.0%	69,489	5.0%
Summit Community	136,231	9.8%	55,581	4.0%	69,476	5.0%

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2013
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,226	$-	$(468)	$-	$9,758
Provision for loan losses	1,500	-	-	-	1,500
Net interest income after provision for loan losses	8,726	-	(468)	-	8,258
Other income	576	1,203	272	(272)	1,779
Other expenses	6,300	1,121	444	(272)	7,593
Income (loss) before income taxes	3,002	82	(640)	-	2,444
Income tax expense (benefit)	825	36	(210)	-	651
Net income (loss)	2,177	46	(430)	-	1,793
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$2,177	$46	$(624)	$-	$1,599
Intersegment revenue (expense)	$(245)	$(27)	$272	$-	$-
Average assets	$1,446,533	$6,264	$155,808	$(216,698)	$1,391,907

	Three Months Ended March 31, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,467	$-	$(449)	$-	$10,018
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,466	-	(449)	-	8,017
Other income	528	1,175	261	(261)	1,703
Other expenses	6,361	1,004	435	(261)	7,539
Income (loss) before income taxes	2,633	171	(623)	-	2,181
Income tax expense (benefit)	625	69	(211)	-	483
Net income (loss)	2,008	102	(412)	-	1,698
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$2,008	$102	$(606)	$-	$1,504
Intersegment revenue (expense)	$(236)	$(25)	$261	$-	$-
Average assets	$1,500,416	$6,367	$152,954	$(217,225)	$1,442,512

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2012 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 3.28% for the first three months in 2013 compared to the same period of 2012 while our net interest earnings on a tax equivalent basis decreased 2.99%.  Our tax equivalent net interest margin increased 3 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2013	2012
Community banking	$2,177	$2,008
Insurance	46	102
Parent and other	(624)	(606)
Consolidated net income (loss)	$1,599	$1,504

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2012 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the consolidated financial statements of our 2012 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2012 Annual Report on Form 10-K.

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

We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Note 11 of the consolidated financial statements of our 2012 Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Deferred Income Tax Assets:  At March 31, 2013, we had net deferred tax assets of $11.7 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2013.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2013 increased to $1.60 million, or $0.19 per diluted share as compared to $1.50 million or $0.18 per diluted share for the same period of 2012.  Earnings for the three months ended March 31, 2013 were positively impacted by lower provisions for loan losses and lower other-than-temporary impairment of securities, and negatively impacted by continued write-downs of foreclosed properties to their estimated fair values.  The provision for loan losses was $1.5 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.  Included in earnings for the three months ended March 31, 2013 was $42,000 in realized securities gains, $929,000 of charges resulting from the write down of a portion of our foreclosed properties to fair value and $54,000 in other than temporary impairment charges on securities.  Returns on average equity and assets for the first three months of 2013 were 6.55% and 0.52%, respectively, compared with 6.49% and 0.47% for the same period of 2012.

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

Our net interest income on a fully tax-equivalent basis totaled $10.1 million for the three months ended March 31, 2013 compared to $10.4 million for the same period of 2012, representing a decrease of $312,000 or 2.99%.  While our tax-equivalent earnings on interest earning assets decreased, this decrease was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 3.28% from $1.31 billion during the first three months of 2012 to $1.27 billion for the first three months of 2013.  Average interest bearing liabilities declined 4.84% from $1.24 billion at March 31, 2012 to $1.18 billion at March 31, 2013, at an average yield for the first three months of 2013 of 1.65% compared to 2.20% for the same period of 2012.

Our consolidated net interest margin increased to 3.23% for the three months ended March 31 2013, compared to 3.20% for the same period in 2012. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

March 31, 2013 compared to March 31, 2012, the yields on earning assets decreased 50 basis points, while the cost of our interest bearing funds decreased by 55 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$960,509	$12,833	5.42%	$973,862	$14,279	5.90%
Tax-exempt (2)	5,965	106	7.21%	7,248	130	7.21%
Securities
Taxable	216,306	1,030	1.93%	234,973	1,699	2.91%
Tax-exempt (2)	79,147	961	4.92%	71,559	1,092	6.14%
Federal funds sold and interest
bearing deposits with other banks	7,510	1	0.05%	24,882	11	0.18%
Total interest earning assets	1,269,437	14,931	4.77%	1,312,524	17,211	5.27%

Noninterest earning assets
Cash & due from banks	4,240			4,073
Premises and equipment	21,101			21,978
Other assets	114,701			122,188
Allowance for loan losses	(17,572)			(18,251)
Total assets	$1,391,907			$1,442,512

Interest bearing liabilities
Interest bearing demand deposits	$174,724	$70	0.16%	$160,147	$82	0.21%
Savings deposits	195,556	309	0.64%	211,783	381	0.72%
Time deposits	574,545	2,388	1.69%	550,689	3,250	2.37%
Short-term borrowings	27,834	17	0.25%	14,390	7	0.20%
Long-term borrowings
and capital trust securities	209,255	2,027	3.93%	305,027	3,059	4.03%
Total interest bearing liabilities	1,181,914	4,811	1.65%	1,242,036	6,779	2.20%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	92,926			87,000
Other liabilities	7,653			8,850
Total liabilities	1,282,493			1,337,886

Shareholders' equity - preferred	9,325			9,326
Shareholders' equity - common	100,089			95,300
Total liabilities and
shareholders' equity	$1,391,907			$1,442,512
Net interest earnings		$10,120			$10,432
Net yield on interest earning assets			3.23%			3.20%

(1) - For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $362,000 and $414,000 for the periods ended
March 31, 2013 and March 31 2012, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2013 versus March 31, 2012
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(209)	$(1,236)	$(1,445)
Tax-exempt	(24)	-	(24)
Securities
Taxable	(128)	(541)	(669)
Tax-exempt	104	(235)	(131)
Federal funds sold and interest
bearing deposits with other banks	(5)	(6)	(11)
Total interest earned on
interest earning assets	(262)	(2,018)	(2,280)

Interest paid on:
Interest bearing demand
deposits	6	(18)	(12)
Savings deposits	(29)	(43)	(72)
Time deposits	131	(993)	(862)
Short-term borrowings	7	3	10
Long-term borrowings and capital
trust securities	(953)	(79)	(1,032)
Total interest paid on
interest bearing liabilities	(838)	(1,130)	(1,968)

Net interest income	$576	$(888)	$(312)

Noninterest Income

Total noninterest income increased to $1.78 million for the first three months of 2013, compared to $1.70 million for the same period of 2012, with writedowns of foreclosed properties to their estimated fair value being the primary negative component.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2013	2012
Insurance commissions	$1,184	$1,158
Service fees related to deposit accounts	1,012	1,014
Realized securities gains (losses)	42	1,165
Other-than-temporary impairment of securities	(54)	(229)
Gain (loss) on sale of assets	(40)	(77)
Bank owned life insurance income	238	275
Writedown of foreclosed properties	(929)	(1,912)
Other	326	309
Total	$1,779	$1,703

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first three months of 2013, we recorded non-cash other-than temporary impairment charges of $54,000 related to certain residential mortgage-backed securities which we continue to own.

Writedown of foreclosed properties:  During the first three months of 2013, we recorded $929,000 in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

Noninterest Expense

Total noninterest expense increased less than 1% for the three months ended March 31, 2013, as compared to the same period in 2012.  Salaries, commissions, and employee benefits increased during the first three months of 2013 compared to the first three months of 2012 primarily as a result of general merit raises.  Professional fees, including legal expenses related to complex collection issues relative to our problem assets, and foreclosed properties expense have both decreased due to our lower volume of problem assets and foreclosed properties.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2013	$	%	2012
Salaries, commissions, and employee benefits	$4,117	$216	5.5%	$3,901
Net occupancy expense	456	(23)	-4.8%	479
Equipment expense	598	4	0.7%	594
Professional fees	251	(65)	-20.6%	316
Amortization of intangibles	88	-	0.0%	88
FDIC premiums	540	18	3.4%	522
Foreclosed properties expense	279	(83)	-22.9%	362
Other	1,264	(13)	-1.0%	1,277
Total	$7,593	$54	0.7%	$7,539

Credit Experience

  While recent economic data points to a stabilizing real estate market, general economic conditions remain weak when compared to pre-2008 levels.  As a result, we continue to experience elevated levels of loan delinquencies and nonperforming assets.  Although Management anticipates loan delinquencies and nonperforming assets will remain higher than pre-recession levels,we do expect recent trends of improvement to continue.

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

We recorded $1.5 million and $2.0 million provisions for loan losses for the first three months of 2013 and 2012, respectively.  This decline is a result of lower levels of specific reserves, based upon the fair value of collateral method in measuring impairment, necessary on newly identified impaired loans at March 31, 2013 compared to March 31, 2012.

As illustrated in Table V below, our non-performing assets have decreased during the past 12 months.

Table V - Summary of Non-Performing Assets

Dollars in thousands	March 31,		December 31,
	2013	2012	2012
Accruing loans past due 90 days or more	$-	$-	$-
Nonaccrual loans
Commercial	4,763	2,477	5,002
Commercial real estate	1,525	4,282	2,556
Commercial construction and development	-	799	-
Residential construction and development	13,076	21,375	13,641
Residential real estate	16,869	17,754	16,522
Consumer	72	81	55
Total nonaccrual loans	36,305	46,768	37,776
Foreclosed properties
Commercial	-	-	-
Commercial real estate	11,779	14,703	11,835
Commercial construction and development	16,670	17,377	17,597
Residential construction and development	21,929	25,724	23,074
Residential real estate	4,247	3,780	3,666
Consumer	-	-	-
Total foreclosed properties	54,625	61,584	56,172
Repossessed assets	19	266	6
Total nonperforming assets	$90,949	$108,618	$93,954
Total nonperforming loans as a
percentage of total loans	3.77%	4.79%	3.96%
Total nonperforming assets as a
percentage of total assets	6.54%	7.52%	6.77%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2013 and 2012.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table VI - Foreclosed Property Activity	For the Three Months Ended
	March 31,
Dollars in thousands	2013	2012
Balance January 1	$56,172	$63,938
Acquisitions	1,331	1,084
Improvements	73	211
Disposals	(2,022)	(1,316)
Writedowns to fair value	(929)	(1,912)
Reclassification of covered loans	-	(421)
Balance March 31	$54,625	$61,584

The following table details our most significant nonperforming loan relationships at March 31, 2013.

Table IX - Significant Nonperforming Loan Relationships
March 31, 2013
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Southwestern WV	Accounts Receivable, Inventory, Equipment, & Commercial Real Estate	Oct. 2007	Jun. 2012	$2,239	Collateral Value	$3,254	(2)	$309	$565
Shenandoah Valley VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$1,461	Collateral value	$1,780	(1)	$-	$405
Northern VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$12,565	Collateral value	$10,000	(1)	$3,565	$-
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$7,279	Collateral value	$8,158	(1)	$879	$1,134
Shenandoah Valley VA	Residential Subdivision & 2 single family residential building lots	Jun. 2008	Sept. 2011	$1,403	Collateral value	$1,552	(1)	$6	$552
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,220	Collateral value	$1,594	(2)	$36	$-

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of March 31, 2013, approximately 58% of our impaired loans required no reserves or have been charged down to their fair value.

At March 31, 2013, December 31, 2012, and March 31, 2012, our allowance for loan losses totaled $17.0 million, or 1.77% of total loans, $17.9 million, or 1.88% of total loans and $18.5 million, or 1.89% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At March 31, 2013, December 31, 2012, and March 31, 2012, we had approximately $54.6 million, $56.2 million and $61.6 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FINANCIAL CONDITION

Our total assets were $1.390 billion at March 31, 2013, compared to $1.387 billion at December 31, 2012, representing a 0.22% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2012 and March 31, 2013.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
Dollars in thousands	2012	Amount	Percentage	2013
Assets
Securities available for sale	$281,539	1,515	0.5%	$283,054
Loans, net of unearned interest	937,168	8,573	0.9%	945,741

Liabilities
Deposits	$1,027,125	$39,192	3.8%	$1,066,317
Short-term borrowings	3,958	2,002	50.6%	5,960
Long-term borrowings	203,268	(39,680)	-19.5%	163,588
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans and securities increased slightly during the first three months of 2013.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits increased approximately $39.2 million during the first three months of 2013; brokered deposits increased approximately $23.2 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first three months of 2013.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2013 and December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $488 million or 35.1% of total consolidated assets at March 31, 2013.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

activity.  As a member of the FHLB, we have access to approximately $335 million.  As of March 31, 2013 and December 31, 2012, these advances totaled approximately $83 million and $126 million, respectively.  At March 31, 2013, we had additional borrowing capacity of $252 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2013 was approximately $82 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $488 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $267 million aside from its FHLB line, which would result in a funding source of approximately $225 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $488 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2013 totaled $110.0 million compared to $108.6 million at December 31, 2012.

Summit and Summit Community have entered into informal Memoranda of Understanding (“MOU’s”) with their respective regulatory authorities.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Among other things, under the MOU’s, Summit’s management team has agreed to:

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term borrowings, we currently have sufficient cash on hand to continue to service our subordinated debentures and term borrowings obligations as well as the expected dividend payments on our preferred stock through early 2015.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2013.

Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2013	$72	$-	$190
2014	82,527	-	209
2015	11,909	-	38
2016	28,911	-	-
2017	918	-	-
Thereafter	56,051	19,589	-
Total	$180,388	$19,589	$437

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2013 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,857
Construction loans	17,339
Other loans	29,274
Standby letters of credit	1,830
Total	$96,300

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2013.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	0.25%	7.22%
Up 200 (1)	-2.15%	-3.33%
Up 400 (2)	-0.99%	-5.29%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2013, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2013 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: April 30 , 2013

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