Form 10-Q
period 2013-06-30
SUMMIT FINANCIAL GROUP INC
filed 2013-08-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.
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

Common Stock, $2.50 par value
7,443,422 shares outstanding as of August 2, 2013

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets June 30, 2013 (unaudited), December 31, 2012, and June 30, 2012 (unaudited)	4

		Consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (unaudited)	5

		Consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 (unaudited)	6

		Consolidated statements of shareholders’ equity for the six months ended June 30, 2013 and 2012 (unaudited)	7

		Consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-41

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42-58

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

	Item 4.	Controls and Procedures	58

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	59

	Item 1A.	Risk Factors	59

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

	Item 3.	Defaults upon Senior Securities	None

	Item 4.	Mine Safety Disclosures	None

	Item 5.	Other Information	None

	Item 6.	Exhibits	59

SIGNATURES			60

EXHIBIT INDEX			61

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2013	2012	2012
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,336	$3,833	$4,266
Interest bearing deposits with other banks	7,971	10,969	14,288
Cash and cash equivalents	12,307	14,802	18,554
Securities available for sale	291,180	281,539	289,151
Other investments	7,411	14,658	17,506
Loans held for sale, net	1,080	226	622
Loans, net	925,979	937,168	948,294
Property held for sale	47,258	56,172	60,069
Premises and equipment, net	20,936	21,129	21,470
Accrued interest receivable	5,718	5,621	5,515
Intangible assets	8,124	8,300	8,475
Cash surrender value of life insurance policies	30,027	29,553	29,808
Other assets	19,950	17,936	16,977
Total assets	$1,369,970	$1,387,104	$1,416,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$92,147	$100,592	$96,172
Interest bearing	946,016	926,533	905,497
Total deposits	1,038,163	1,027,125	1,001,669
Short-term borrowings	16,762	3,958	10,957
Long-term borrowings	163,565	203,268	253,635
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	7,880	7,809	8,084
Total liabilities	1,262,759	1,278,549	1,310,734

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2013 - 11,978, 2012 - 12,000 shares	5,796	5,807	5,807
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2013 - 7,440,222 and
2012 - 7,425,472 shares	24,593	24,520	24,520
Retained earnings	72,462	69,841	67,126
Accumulated other comprehensive income	841	4,868	4,735
Total shareholders' equity	107,211	108,555	105,707

Total liabilities and shareholders' equity	$1,369,970	$1,387,104	$1,416,441

(*) - December 31, 2012 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2013	2012	2013	2012
Interest income
Interest and fees on loans
Taxable	$12,734	$13,960	$25,568	$28,239
Tax-exempt	65	81	135	167
Interest and dividends on securities
Taxable	926	1,554	1,956	3,252
Tax-exempt	581	671	1,215	1,393
Interest on interest bearing deposits with other banks	2	12	3	24
Total interest income	14,308	16,278	28,877	33,075
Interest expense
Interest on deposits	2,820	3,360	5,588	7,073
Interest on short-term borrowings	9	10	26	16
Interest on long-term borrowings and subordinated debentures	1,975	2,937	4,001	5,997
Total interest expense	4,804	6,307	9,615	13,086
Net interest income	9,504	9,971	19,262	19,989
Provision for loan losses	1,000	2,001	2,500	4,002
Net interest income after provision for loan losses	8,504	7,970	16,762	15,987
Other income
Insurance commissions	1,132	1,141	2,316	2,299
Service fees related to deposit accounts	1,085	1,075	2,096	2,089
Realized securities gains (losses)	(57)	320	(16)	1,485
Loss on sale of assets	(512)	(523)	(552)	(599)
Write-down of foreclosed properties	(1,494)	(1,631)	(2,423)	(3,543)
Other	559	552	1,123	1,135
Total other-than-temporary impairment loss on securities	(27)	(370)	(117)	(882)
Portion of loss recognized in other comprehensive income	-	264	37	547
Net impairment loss recognized in earnings	(27)	(106)	(80)	(335)
Total other income	686	828	2,464	2,531
Other expense
Salaries, commissions, and employee benefits	3,987	3,892	8,104	7,793
Net occupancy expense	476	490	932	968
Equipment expense	559	605	1,157	1,210
Professional fees	360	242	611	558
Amortization of intangibles	88	88	176	176
FDIC premiums	515	500	1,055	1,022
Foreclosed properties expense	295	233	575	595
Other	1,241	1,245	2,504	2,512
Total other expense	7,521	7,295	15,114	14,834
Income before income taxes	1,669	1,503	4,112	3,684
Income tax expense	452	590	1,102	1,073
Net Income	1,217	913	3,010	2,611
Dividends on preferred shares	194	194	388	388
Net Income applicable to common shares	$1,023	$719	$2,622	$2,223

Basic earnings per common share	$0.14	$0.10	$0.35	$0.30
Diluted earnings per common share	$0.13	$0.09	$0.31	$0.27

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	June 30,
Dollars in thousands	2013	2012
Net income	$1,217	$913
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013 - $0, net of deferred
taxes of $0; 2012 - $264, net of deferred taxes of $100	-	(164)
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($6,174) net of deferred taxes of $2,346 and reclassification adjustment for net realized (losses) included in net income of ($57); 2012 - $1,213, net of deferred taxes of $461 and reclassification adjustment for net realized
gains included in net income of $320	(3,828)	752
Total comprehensive income (loss)	$(2,611)	$1,501

	For the Six Months Ended
	June 30,
Dollars in thousands	2013	2012
Net income	$3,010	$2,611
Other comprehensive income (loss):
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013- $37, net of deferred
taxes of $14; 2012 - $547, net of deferred taxes of $208	(23)	(339)
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($6,460) net of deferred taxes of $2,455 and reclassification adjustment for net realized (losses) included in net income of ($16); 2012 - $2,027, net of deferred taxes of $770 and reclassification adjustment for net realized
gains included in net income of $1,485	(4,005)	1,257
Total comprehensive income (loss)	$(1,018)	$3,529

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income	Equity

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,840	$4,869	$108,555
Six Months Ended June 30, 2013
Comprehensive income:
Net income	-	-	-	3,010	-	3,010
Other comprehensive income (loss)					(4,028)	(4,028)
Total comprehensive income (loss)						(1,018)
Exercise of stock options	-	-	61	-	-	61
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($40.00 per share)	-	-	-	(148)	-	(148)
Series 2011 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(240)	-	(240)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(11)	11
Balance, June 30, 2013	$3,519	$5,796	$24,593	$72,462	$841	$107,211

Balance, December 31, 2011	$3,519	$5,807	$24,519	$64,903	$3,817	$102,565
Six Months Ended June 30, 2012
Comprehensive income:
Net income	-	-	-	2,611	-	2,611
Other comprehensive income					918	918
Total comprehensive income						3,529
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($40.00 per share)	-	-	-	(148)	-	(148)
Series 2011 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(240)	-	(240)
Balance, June 30, 2012	$3,519	$5,807	$24,520	$67,126	$4,735	$105,707

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2013	2012
Cash Flows from Operating Activities
Net income	$3,010	$2,611
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	587	676
Provision for loan losses	2,500	4,002
Stock compensation expense	1	1
Deferred income tax expense (benefit)	360	(586)
Loans originated for sale	(4,624)	(4,875)
Proceeds from loans sold	3,770	4,253
Securities (gains) losses	16	(1,485)
Other-than-temporary impairment of securities	80	335
Loss on disposal of assets	552	599
Write down of foreclosed properties	2,423	3,543
Amortization of securities premiums (accretion of discounts), net	3,002	1,882
Amortization of goodwill and purchase accounting
adjustments, net	181	182
(Increase) decrease in accrued interest receivable	(97)	269
(Increase) in cash surrender value of bank owned life insurance	(474)	(524)
(Increase) decrease in other assets	1,009	(1,244)
(Decrease) in other liabilities	(929)	(494)
Net cash provided by operating activities	11,367	9,145
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,058	2,736
Proceeds from sales of securities available for sale	29,389	51,798
Principal payments received on securities available for sale	32,768	29,943
Purchases of securities available for sale	(79,177)	(86,284)
Proceeds from maturities and calls of other investments	(643)	-
Redemption of Federal Home Loan Bank Stock	4,618	1,641
Net principal payments received on loans	5,878	8,616
Purchases of premises and equipment	(393)	(62)
Proceeds from disposal of premises and equipment	11	-
Proceeds from sales of other repossessed assets & property held for sale	8,862	5,121
Net cash provided by investing activities	2,371	13,509
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	6,123	9,601
Net increase (decrease) in time deposits	4,915	(24,431)
Net increase (decrease) in short-term borrowings	12,804	(4,999)
Proceeds from long-term borrowings	3,454	-
Repayment of long-term borrowings	(43,202)	(16,619)
Exercise of stock options	61	-
Dividends paid on preferred stock	(388)	(343)
Net cash (used in) financing activities	(16,233)	(36,791)
(Decrease) in cash and cash equivalents	(2,495)	(14,137)
Cash and cash equivalents:
Beginning	14,802	32,691
Ending	$12,307	$18,554

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2013	2012

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,881	$13,344
Income taxes	$1,081	$1,834

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$2,811	$5,025

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

The results of operations for the quarter ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2012 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2012 and June 30, 2012, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”).  ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$36,764	$-	$36,764	$-
Mortgage backed securities:
Government sponsored agencies	148,541	-	148,541	-
Nongovernment sponsored entities	12,657	-	12,657	-
State and political subdivisions	13,347	-	13,347	-
Corporate debt securities	3,959	-	3,959	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	75,835	-	75,835	-
Tax-exempt mortgage-backed securities	-	-	-	-
Total available for sale securities	$291,180	$-	$291,180	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,020	$-	$29,020	$-
Mortgage backed securities:
Government sponsored agencies	136,570	-	136,570	-
Nongovernment sponsored agencies	15,745	-	15,745	-
State and political subdivisions	12,169	-	12,169	-
Corporate debt securities	1,950	-	1,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	83,270	-	83,270	-
Tax-exempt mortgage backed securities	2,738	-	2,738	-
Total available for sale securities	$281,539	$-	$281,539	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2013.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,080	$-	$1,080	$-

Impaired loans
Commercial	$7,600	$-	$3,301	$4,299
Commercial real estate	20,639	-	8,897	11,742
Construction and development	25,521	-	23,210	2,311
Residential real estate	22,871	-	18,816	4,055
Consumer	49	-	-	49
Total impaired loans	$76,680	$-	$54,224	$22,456

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	10,310	-	10,228	82
Construction and development	33,083	-	33,083	-
Residential real estate	3,865	-	3,865	-
Consumer	-	-	-	-
Total OREO	$47,258	$-	$47,176	$82

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$226	$-	$226	$-

Impaired loans
Commercial	$10,856	$-	$5,013	$5,843
Commercial real estate	25,435	-	16,331	9,104
Construction and development	27,352	-	24,578	2,774
Residential real estate	24,442	-	21,625	2,817
Consumer	50	-	-	50
Total impaired loans	$88,135	$-	$67,547	$20,588

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,835	-	11,047	788
Construction and development	40,671	-	35,978	4,693
Residential real estate	3,666	-	3,666	-
Consumer	-	-	-	-
Total OREO	$56,172	$-	$50,691	$5,481

Our policy with respect to troubled debt restructurings (“TDRs”), included in impaired loans, is to appraise any underlying collateral at the time of restructure, and then only obtain periodic reappraisals if the TDR is not performing in accordance with the terms of the restructure.  Substantially all Level 3 fair values of impaired loans in the above tables are performing TDRs.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$12,307	$12,307	$14,802	$14,802
Interest bearing deposits with
other banks	-	-	-	-
Securities available for sale	291,180	291,180	281,539	281,539
Other investments	7,411	7,411	14,658	14,658
Loans held for sale, net	1,080	1,080	226	226
Loans, net	925,979	945,069	937,168	965,454
Accrued interest receivable	5,718	5,718	5,621	5,621
	$1,243,675	$1,262,765	$1,254,014	$1,282,300
Financial liabilities
Deposits	$1,038,163	$1,069,878	$1,027,125	$1,064,957
Short-term borrowings	16,762	16,762	3,958	3,958
Long-term borrowings	163,565	176,100	203,268	220,175
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,610	1,610	1,877	1,877
	$1,256,489	$1,300,739	$1,272,617	$1,327,356

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2013			2012
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$1,217			$913
Less preferred stock dividends	(194)			(194)

Basic EPS	$1,023	7,438,401	$0.14	$719	7,425,472	$0.10

Effect of dilutive securities:
Stock options	-	7,568		-	2,330
Series 2011 convertible
preferred stock	120	1,499,071		120	1,500,000
Series 2009 convertible
preferred stock	74	674,545		-	-

Diluted EPS	$1,217	9,619,585	$0.13	$839	8,927,802	$0.09

	For the Six Months Ended June 30,
	2013			2012
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$3,010			$2,611
Less preferred stock dividends	(388)			(388)

Basic EPS	$2,622	7,435,344	$0.35	$2,223	7,425,472	$0.30

Effect of dilutive securities:
Stock options	-	7,496		-	1,023
Series 2011 convertible
preferred stock	240	1,499,533		240	1,500,000
Series 2009 convertible
preferred stock	148	674,545		148	674,545

Diluted EPS	$3,010	9,616,918	$0.31	$2,611	9,601,040	$0.27

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2013 and 2012 totaled 170,500 shares and 282,980 shares, respectively.  Our anti-dilutive convertible preferred shares totaled 674,545 for the quarter ended June 30, 2012.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2013, December 31, 2012, and June 30, 2012 are summarized as follows:

	June 30, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$35,605	$1,186	$27	$36,764
Residential mortgage-backed securities:
Government-sponsored agencies	147,738	2,313	1,510	148,541
Nongovernment-sponsored agencies	12,373	326	42	12,657
State and political subdivisions	13,838	2	493	13,347
Corporate debt securities	3,966	27	34	3,959
Total taxable debt securities	213,520	3,854	2,106	215,268
Tax-exempt debt securities:
State and political subdivisions	76,225	1,647	2,037	75,835
Residential mortgage-backed securities:
Government-sponsored agencies	-	-	-	-
Total tax-exempt debt securities	76,225	1,647	2,037	75,835
Equity securities	77	-	-	77
Total available for sale securities	$289,822	$5,501	$4,143	$291,180

	December 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$28,128	$892	$-	$29,020
Residential mortgage-backed securities:
Government-sponsored agencies	133,812	3,250	492	136,570
Nongovernment-sponsored entities	15,380	509	144	15,745
State and political subdivisions	12,187	71	89	12,169
Corporate debt securities	1,959	29	38	1,950
Total taxable debt securities	191,466	4,751	763	195,454
Tax-exempt debt securities
State and political subdivisions	79,403	4,104	237	83,270
Residential mortgage-backed securities	2,738	-	-	2,738
Total tax-exempt debt securities	82,141	4,104	237	86,008
Equity securities	77	-	-	77
Total available for sale securities	$273,684	$8,855	$1,000	$281,539

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$18,000	$665	$2	$18,663
Residential mortgage-backed securities:
Government-sponsored agencies	157,618	3,846	297	161,167
Nongovernment-sponsored agencies	23,188	550	477	23,261
State and political subdivisions	8,672	27	43	8,656
Corporate debt securities	1,951	16	127	1,840
Total taxable debt securities	209,429	5,104	946	213,587
Tax-exempt debt securities:
State and political subdivisions	69,036	3,733	251	72,518
Residential mortgage-backed securities:
Government-sponsored agencies	2,969	-	-	2,969
Total tax-exempt debt securities	72,005	3,733	251	75,487
Equity securities	77	-	-	77
Total available for sale securities	$281,511	$8,837	$1,197	$289,151

The maturities, amortized cost and estimated fair values of securities at June 30, 2013, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$73,257	$73,674
Due from one to five years	84,882	85,636
Due from five to ten years	20,782	20,872
Due after ten years	110,824	110,921
Equity securities	77	77
	$289,822	$291,180

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2013 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$29,389	$1,058	$32,768	$167	$183

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2013 and 2012, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended June 30,		Six Months Ended
In thousands	2013	2012	2013	2012

Total other-than-temporary impairment losses	$(27)	$(370)	$(117)	$(882)
Portion of loss recognized in
other comprehensive income	-	264	37	547
Net impairment losses recognized in earnings	$(27)	$(106)	$(80)	$(335)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

In thousands	Total	Total
Beginning Balance	$2,957	$2,904
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	27	80
Securities sold during the period	-	-
Ending Balance	$2,984	$2,984

At June 30, 2013, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.

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

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2013 and December 31, 2012, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$3,786	$(27)	$-	$-	$3,786	$(27)
Residential mortgage-backed securities:
Government-sponsored agencies	65,600	(1,352)	8,045	(158)	73,645	(1,510)
Nongovernment-sponsored entities	632	(6)	1,056	(5)	1,688	(11)
State and political subdivisions	9,997	(489)	386	(4)	10,383	(493)
Corporate debt securities	2,965	(34)	-	-	2,965	(34)
Tax-exempt debt securities
State and political subdivisions	38,852	(2,037)	-	-	38,852	(2,037)
Total temporarily impaired securities	121,832	(3,945)	9,487	(167)	131,319	(4,112)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	29	(31)	29	(31)
Total other-than-temporarily
impaired securities	-	-	29	(31)	29	(31)
Total	$121,832	$(3,945)	$9,516	$(198)	$131,348	$(4,143)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	36,498	(414)	8,997	(78)	45,495	(492)
Nongovernment-sponsored entities	-	(4)	1,478	(14)	1,478	(18)
State and political subdivisions	3,766	(85)	387	(4)	4,153	(89)
Corporate debt securities	-	-	962	(38)	962	(38)
Tax-exempt debt securities
State and political subdivisions	19,934	(237)	-	-	19,934	(237)
Total temporarily impaired securities	60,198	(740)	11,824	(134)	72,022	(874)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	265	(6)	593	(120)	858	(126)
Total other-than-temporarily
impaired securities	265	(6)	593	(120)	858	(126)
Total	$60,463	$(746)	$12,417	$(254)	$72,880	$(1,000)

We held 123 available for sale securities having an unrealized loss at June 30, 2013.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

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

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2013	2012	2012
Commercial	$78,963	$85,829	$92,060
Commercial real estate
Owner-occupied	149,660	154,252	152,347
Non-owner occupied	277,773	276,082	280,891
Construction and development
Land and land development	73,427	79,335	84,383
Construction	7,634	3,772	1,793
Residential real estate
Non-jumbo	216,759	216,714	217,321
Jumbo	58,567	61,567	61,961
Home equity	53,774	53,263	51,693
Consumer	20,147	20,586	21,212
Other	3,397	3,701	2,523
Total loans, net of unearned fees	940,101	955,101	966,184
Less allowance for loan losses	14,122	17,933	17,890
Loans, net	$925,979	$937,168	$948,294

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2013 and 2012 and December 31, 2012.

	At June 30, 2013
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$144	$55	$1,669	$1,868	$77,095	$-
Commercial real estate
Owner-occupied	85	-	314	399	149,261	-
Non-owner occupied	543	-	899	1,442	276,331	-
Construction and development
Land and land development	698	-	9,929	10,627	62,800	-
Construction	-	-	60	60	7,574	-
Residential mortgage
Non-jumbo	4,086	1,171	2,494	7,751	209,008	-
Jumbo	709	-	9,000	9,709	48,858	-
Home equity	101	26	25	152	53,622	-
Consumer	239	64	63	366	19,781	-
Other	53	-	-	53	3,344	-
Total	$6,658	$1,316	$24,453	$32,427	$907,674	$-

	At December 31, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$225	$5	$2,294	$2,524	$83,305	$-
Commercial real estate
Owner-occupied	57	-	1,023	1,080	153,172	-
Non-owner occupied	182	193	908	1,283	274,799	-
Construction and development
Land and land development	-	-	11,795	11,795	67,540	-
Construction	-	-	153	153	3,619	-
Residential mortgage
Non-jumbo	3,344	2,616	2,797	8,757	207,957	-
Jumbo	-	-	12,564	12,565	49,002	-
Home equity	337	448	179	964	52,299	-
Consumer	255	79	48	382	20,204	-
Other	-	-	-	-	3,701	-
Total	$4,400	$3,341	$31,761	$39,503	$915,598	$-

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2013, December 31, 2012 and June 30, 2012.

Dollars in thousands	6/30/2013	12/31/2012	6/30/2012
Commercial	$3,996	$5,002	$6,476
Commercial real estate
Owner-occupied	796	1,524	2,248
Non-owner occupied	899	1,032	1,288
Construction and development
Land & land development	11,445	13,487	17,244
Construction	60	154	153
Residential mortgage
Non-jumbo	4,333	3,518	3,449
Jumbo	9,000	12,564	14,752
Home equity	271	440	349
Consumer	92	55	78
Other	-	-	-
Total	$30,892	$37,776	$46,037

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	6/30/2013	12/31/2012	6/30/2012	Method used to measure impairment
Commerical	$7,825	$10,776	$3,031	Fair value of collateral
	162	165	3,864	Discounted cash flow
Commerical real estate
Owner-occupied	12,074	14,028	13,299	Fair value of collateral
	2,657	2,686	2,709	Discounted cash flow
Non-owner occupied	6,814	9,468	9,987	Fair value of collateral
Construction and development
Land & land development	26,710	29,307	33,160	Fair value of collateral
	654	656	656	Discounted cash flow
Residential mortgage
Non-jumbo	5,322	5,626	5,997	Fair value of collateral
	891	692	1,243	Discounted cash flow
Jumbo	17,824	21,543	23,653	Fair value of collateral
Home equity	213	219	360	Fair value of collateral
Consumer	62	66	45	Fair value of collateral
Total	$81,208	$95,232	$98,004

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at June 30, 2013, December 31, 2012 and June 30, 2012.

	June 30, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$6,942	$7,104	$-	$8,133	$435
Commercial real estate
Owner-occupied	9,770	9,774	-	10,638	491
Non-owner occupied	5,396	5,398	-	3,969	199
Construction and development
Land & land development	16,904	16,904	-	16,853	725
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,250	3,258	-	3,035	120
Jumbo	7,911	7,916	-	9,352	503
Home equity	186	186	-	186	11
Consumer	37	38	-	37	2
Total without a related allowance	$50,396	$50,578	$-	$52,203	$2,486

With a related allowance
Commercial	$874	$883	$387	$565	$4
Commercial real estate
Owner-occupied	4,957	4,957	741	3,967	186
Non-owner occupied	1,415	1,416	165	1,421	28
Construction and development
Land & land development	10,460	10,460	1,844	10,483	65
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,952	2,955	307	2,963	141
Jumbo	9,907	9,908	1,044	10,277	45
Home equity	28	27	27	28	-
Consumer	25	24	13	25	2
Total with a related allowance	$30,618	$30,630	$4,528	$29,729	$471

Total
Commercial	$56,718	$56,896	$3,137	$56,029	$2,133
Residential real estate	24,234	24,250	1,378	25,841	820
Consumer	62	62	13	62	4
Total	$81,014	$81,208	$4,528	$81,932	$2,957

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$10,518	$10,537	$-	$3,131	$134
Commercial real estate
Owner-occupied	9,992	9,996	-	8,528	368
Non-owner occupied	6,143	6,145	-	6,056	304
Construction and development
Land & land development	11,596	11,596	-	11,093	367
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,497	3,505	-	3,040	125
Jumbo	7,347	7,349	-	5,399	272
Home equity	191	191	-	191	11
Consumer	38	38	-	32	1
Total without a related allowance	$49,322	$49,357	$-	$37,470	$1,582

With a related allowance
Commercial	$404	$404	$85	$515	$6
Commercial real estate
Owner-occupied	6,719	6,718	461	4,442	187
Non-owner occupied	3,321	3,323	286	3,341	115
Construction and development
Land & land development	18,367	18,367	2,611	17,633	344
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,812	2,813	394	2,378	77
Jumbo	14,189	14,194	3,216	13,585	59
Home equity	28	28	28	29	-
Consumer	28	28	16	2	-
Total with a related allowance	$45,868	$45,875	$7,097	$41,925	$788

Total
Commercial	$67,060	$67,086	$3,443	$54,739	$1,825
Residential real estate	28,064	28,080	3,638	24,622	544
Consumer	66	66	16	34	1
Total	$95,190	$95,232	$7,097	$79,395	$2,370

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$5,938	$5,947	$-	$1,818	$47
Commercial real estate
Owner-occupied	12,893	12,872	-	9,778	359
Non-owner occupied	6,642	6,645	-	6,260	304
Construction and development
Land & land development	17,981	17,982	-	15,696	579
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,810	3,819	-	3,164	140
Jumbo	17,665	17,669	-	15,504	250
Home equity	191	191	-	191	11
Consumer	41	41	-	26	1
Total without a related allowance	$65,161	$65,166	$-	$52,437	$1,691

With a related allowance
Commercial	$948	$948	$254	$879	$4
Commercial real estate
Owner-occupied	3,136	3,136	53	2,854	156
Non-owner occupied	3,341	3,342	306	3,350	115
Construction and development
Land & land development	15,834	15,834	3,029	13,589	114
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,418	3,421	1,095	2,019	57
Jumbo	5,979	5,984	1,634	2,583	25
Home equity	169	169	147	165	7
Consumer	4	4	4	-	-
Total with a related allowance	$32,829	$32,838	$6,522	$25,439	$478

Total
Commercial	$66,713	$66,706	$3,642	$54,224	$1,678
Residential real estate	31,232	31,253	2,876	23,626	490
Consumer	45	45	4	26	1
Total	$97,990	$98,004	$6,522	$77,876	$2,169

A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $48.1 million, of which $38.5 million were current with respect to restructured contractual payments at June 30, 2013, and $56.7 million, of which $42.3 million were current with respect to restructured contractual payments at December 31, 2012.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2013 and 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	1	$23	$23	1	$77	$78
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Construction and development
Land & land development	-	-	-	1	1,789	1,000
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	2	241	241	3	497	506
Jumbo	-	-	-	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	-	-	-	1	4	4
Total	3	$264	$264	9	$4,668	$4,289

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	1	$23	$23	3	$1,109	$1,117
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	2	2,134	1,757
Construction and development
Land & land development	1	49	50	1	1,789	1,000
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	2	241	241	5	557	567
Jumbo	-	-	-	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	-	-	-	2	42	42
Total	4	$313	$314	16	$7,932	$7,184

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	-	-	2	1,676
Construction	-	-	-	-
Residential real estate
Non-jumbo	2	519	2	521
Jumbo	-	-	-	-
Home equity	-	-	-	-
Consumer	2	23	2	24
Total	4	$542	6	$2,221

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Pass	$40,785	$43,572	$7,574	$3,619	$69,208	$73,425	$136,076	$139,176	$264,775	$262,132
OLEM (Special Mention)	6,671	7,349	-	-	1,391	1,260	5,508	1,034	11,551	11,477
Substandard	25,971	28,414	60	153	8,364	11,144	8,076	14,042	1,447	2,473
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$73,427	$79,335	$7,634	$3,772	$78,963	$85,829	$149,660	$154,252	$277,773	$276,082

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2013	12/31/2012	6/30/2012	6/30/2013	12/31/2012	6/30/2012
Residential real estate
Non-jumbo	$212,426	$213,196	$213,872	$4,333	$3,518	$3,449
Jumbo	49,567	49,003	47,209	9,000	12,564	14,752
Home Equity	53,503	52,823	51,344	271	440	349
Consumer	20,056	20,531	21,134	91	55	78
Other	3,397	3,701	2,523	-	-	-
Total	$338,949	$339,254	$336,082	$13,695	$16,577	$18,628

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2013 and 2012, and for the year ended December 31, 2012 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
Dollars in thousands	2013	2012	2012

Balance, beginning of year	$17,933	$17,712	$17,712
Losses:
Commercial	54	126	1,273
Commercial real estate
Owner occupied	66	636	636
Non-owner occupied	9	457	806
Construction and development
Land and land development	2,166	1,715	3,390
Construction	-	368	367
Residential real estate
Non-jumbo	384	480	1,372
Jumbo	3,625	237	737
Home equity	76	4	5
Consumer	34	65	136
Other	51	41	95
Total	6,465	4,129	8,817
Recoveries:
Commercial	4	4	13
Commercial real estate
Owner occupied	2	24	33
Non-owner occupied	-	13	31
Construction and development
Land and land development	9	14	61
Construction	-	-	-
Real estate - mortgage
Non-jumbo	43	32	81
Jumbo	3	84	86
Home equity	1	60	61
Consumer	37	34	95
Other	55	40	77
Total	154	305	538
Net losses	6,311	3,824	8,279
Provision for loan losses	2,500	4,002	8,500
Balance, end of year	$14,122	$17,890	$17,933

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first six months of 2013 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933
Charge-offs	2,166	-	54	66	9	384	3,625	76	34	51	6,465
Recoveries	9	-	4	2	-	43	3	1	37	55	154
Provision	1,257	22	339	334	(1,727)	(95)	2,498	(77)	(42)	(9)	2,500
Ending balance	$4,320	$160	$1,071	$1,657	$1,533	$2,181	$2,818	$273	$93	$16	$14,122

Allowance related to:
Loans individually
evaluated for impairment	$1,843	$-	$387	$741	$165	$308	$1,043	$28	$13	$-	$4,528
Loans collectively
evaluated for impairment	2,477	160	684	916	1,368	1,873	1,775	245	80	16	9,594
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$4,320	$160	$1,071	$1,657	$1,533	$2,181	$2,818	$273	$93	$16	$14,122

Loans
Loans individually
evaluated for impairment	$27,364	$-	$7,987	$14,731	$6,814	$6,213	$17,824	$213	$62	$-	$81,208
Loans collectively
evaluated for impairment	46,063	7,634	70,976	134,929	270,959	210,546	40,743	53,561	20,085	3,397	$858,893
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$73,427	$7,634	$78,963	$149,660	$277,773	$216,759	$58,567	$53,774	$20,147	$3,397	$940,101

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2013 and other intangible assets by reporting unit at June 30, 2013 and December 31, 2012.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2013	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, June 30, 2013	$1,488	$4,710	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	June 30, 2013			December 31, 2012
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,141	-	2,141	2,065	-	2,065
Net carrying amount	$126	$-	$126	$202	$-	$202

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,200	1,200	-	1,100	1,100
Net carrying amount	$-	$1,800	$1,800	$-	$1,900	$1,900

We recorded amortization expense of approximately $176,000 for the six months ended June 30, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 in 2013, $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2017.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2013 and 2012 and December 31, 2012:

	June 30,	December 31,	June 30,
Dollars in thousands	2013	2012	2012
Demand deposits, interest bearing	$187,244	$175,706	$164,868
Savings deposits	196,069	193,039	204,509
Time deposits	562,703	557,788	536,121
Total	$946,016	$926,533	$905,498

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $192.1 million, $190.4 million and $181.6 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2013 is as follows:

Dollars in thousands
Six month period ending December 31, 2013	$143,414
Year ending December 31, 2014	146,390
Year ending December 31, 2015	65,071
Year ending December 31, 2016	81,241
Year ending December 31, 2017	29,175
Thereafter	97,412
$562,703

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2013:

Dollars in thousands	Amount	Percent
Three months or less	$49,489	12.0%
Three through six months	46,871	11.4%
Six through twelve months	61,195	14.9%
Over twelve months	253,549	61.7%
Total	$411,104	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30, 2013
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at June 30	$15,800	$962
Average balance outstanding for the period	17,398	3,474
Maximum balance outstanding at
any month end during period	45,000	5,961
Weighted average interest rate for the period	0.25%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.25%	0.25%

	Year Ended December 31, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at December 31	$3,000	$958
Average balance outstanding for the year	12,291	957
Maximum balance outstanding at
any month end	20,000	958
Weighted average interest rate for the year	0.24%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.25%	0.25%

	Six Months Ended June 30, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at June 30	$10,000	$957
Average balance outstanding for the period	14,162	956
Maximum balance outstanding at
any month end during period	20,000	957
Weighted average interest rate for the period	0.22%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.23%	0.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Long-term borrowings:  Our long-term borrowings of $163.6 million, $203.3 million and $253.6 million at June 30, 2013, December 31, 2012, and June 30, 2012 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at June 30,		December 31,
Dollars in thousands	2013	2012	2012
Long-term FHLB advances	$82,649	$157,609	$122,693
Long-term reverse repurchase agreements	72,000	87,000	72,000
Term loans	8,916	9,026	8,575
Total	$163,565	$253,635	$203,268

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

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2013 was 3.86% compared to 3.95% for the first six months of 2012.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at June 30, 2013, December 31, 2012, and June 30, 2012.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2013, December 31, 2012, and June 30, 2012.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2013	$49	$-	$-
	2014	82,527	-	-
	2015	1,909	10,000	-
	2016	28,911	-	-
	2017	919	-	-
	Thereafter	49,250	6,800	19,589
		$163,565	$16,800	$19,589

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first six months of 2013 or 2012.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2012 and 2011, our stock compensation expense and related deferred taxes were insignificant.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of activity in our Plans during the first six months of 2013 and 2012 is as follows:

	For the Six Months Ended June 30,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	249,700	$18.98	317,180	$18.17
Granted	-	-	-	-
Exercised	(12,000)	5.09	-	-
Forfeited	(1,750)	19.69	-	-
Expired	(39,700)	23.41	(22,800)	5.12
Outstanding, June 30	196,250	$18.92	294,380	$19.18

Other information regarding options outstanding and exercisable at June 30, 2013 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	22,750	$5.01	3.48	$74	19,750	$5.36	$57
6.01 - 10.00	28,200	9.14	3.14	6	27,000	9.27	3
10.01 - 17.50	2,300	17.43	0.67	-	2,300	17.43	-
17.51 - 20.00	38,500	17.80	3.50	-	38,500	17.8	-
20.01 - 25.93	104,500	25.04	3.24	-	104,500	25.04	-

	196,250	18.92		$80	192,050	19.2	$60

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,209
Construction loans	35,286
Other loans	37,022
Standby letters of credit	2,246
Total	$121,763

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2013, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to risk weighted assets)
Summit	$141,165	14.4%	$78,195	8.0%	$97,744	10.0%
Summit Community	152,323	15.6%	78,283	8.0%	97,854	10.0%
Tier I Capital (to risk weighted assets)
Summit	118,050	12.1%	39,098	4.0%	58,647	6.0%
Summit Community	140,008	14.3%	39,142	4.0%	58,713	6.0%
Tier I Capital (to average assets)
Summit	118,050	8.6%	55,121	4.0%	68,901	5.0%
Summit Community	140,008	10.2%	55,121	4.0%	68,902	5.0%

As of December 31, 2012
Total Capital (to risk weighted assets)
Summit	138,593	14.0%	79,391	8.0%	99,238	10.0%
Summit Community	148,803	15.0%	79,484	8.0%	99,354	10.0%
Tier I Capital (to risk weighted assets)
Summit	115,221	11.6%	39,695	4.0%	59,543	6.0%
Summit Community	136,231	13.7%	39,742	4.0%	59,613	6.0%
Tier I Capital (to average assets)
Summit	115,221	8.3%	55,591	4.0%	69,489	5.0%
Summit Community	136,231	9.8%	55,581	4.0%	69,476	5.0%

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

	Six Months Ended June 30, 2013
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$20,212	$-	$(950)	$-	$19,262
Provision for loan losses	2,500	-	-	-	2,500
Net interest income after provision for loan losses	17,712	-	(950)	-	16,762
Other income	112	2,352	544	(544)	2,464
Other expenses	12,676	2,188	794	(544)	15,114
Income (loss) before income taxes	5,148	164	(1,200)	-	4,112
Income tax expense (benefit)	1,447	66	(411)	-	1,102
Net income (loss)	3,701	98	(789)	-	3,010
Dividends on preferred shares	-	-	388	-	388
Net income (loss) applicable to common shares	$3,701	$98	$(1,177)	$-	$2,622
Intersegment revenue (expense)	$(490)	$(54)	$544	$-	$-
Average assets	$1,442,999	$6,304	$156,502	$(217,203)	$1,388,602

	Six Months Ended June 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$20,882	$-	$(893)	$-	$19,989
Provision for loan losses	4,002	-	-	-	4,002
Net interest income after provision for loan losses	16,880	-	(893)	-	15,987
Other income	228	2,322	503	(522)	2,531
Other expenses	12,536	1,958	862	(522)	14,834
Income (loss) before income taxes	4,572	364	(1,252)	-	3,684
Income tax expense (benefit)	1,342	146	(415)	-	1,073
Net income (loss)	3,230	218	(837)	-	2,611
Dividends on preferred shares	-	-	388	-	388
Net income (loss) applicable to common shares	$3,230	$218	$(1,225)	$-	$2,223
Intersegment revenue (expense)	$(471)	$(51)	$522	$-	$-
Average assets	$1,496,527	$6,453	$153,426	$(217,297)	$1,439,109

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2013
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$9,986	$-	$(482)	$-	$9,504
Provision for loan losses	1,000	-	-	-	1,000
Net interest income after provision for loan losses	8,986	-	(482)	-	8,504
Other income	(463)	1,149	272	(272)	686
Other expenses	6,377	1,067	349	(272)	7,521
Income (loss) before income taxes	2,146	82	(559)	-	1,669
Income tax expense (benefit)	622	31	(201)	-	452
Net income (loss)	1,524	51	(358)	-	1,217
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,524	$51	$(552)	$-	$1,023
Intersegment revenue (expense)	$(245)	$(27)	$272	$-	$-
Average assets	$1,439,506	$6,344	$157,189	$(217,703)	$1,385,336

	Three Months Ended June 30, 2012
	Community	Insurance
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,416	$-	$(445)	$-	$9,971
Provision for loan losses	2,001	-	-	-	2,001
Net interest income after provision for loan losses	8,415	-	(445)	-	7,970
Other income	(300)	1,146	243	(261)	828
Other expenses	6,176	953	427	(261)	7,295
Income (loss) before income taxes	1,939	193	(629)	-	1,503
Income tax expense (benefit)	716	77	(203)	-	590
Net income (loss)	1,223	116	(426)	-	913
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,223	$116	$(620)	$-	$719
Intersegment revenue (expense)	$(236)	$(25)	$261	$-	$-
Average assets	$1,490,039	$6,538	$153,986	$(217,516)	$1,433,047

NOTE  15.  SUBSEQUENT EVENT – INTEREST RATE SWAP TRANSACTION

On July 18, 2013, we entered into a $40 million notional forward-starting, pay-fixed/receive LIBOR interest rate swap with an effective date of July 18, 2016, which was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.98% for a 3 year period.

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

Interest earning assets declined by 3.12% for the first six months in 2013 compared to the same period of 2012 while our net interest earnings on a tax equivalent basis decreased 4.03%.  Our tax equivalent net interest margin decreased 2 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Community banking	$1,524	$1,223	$3,701	$3,230
Insurance	51	116	98	218
Parent	(552)	(620)	(1,177)	(1,225)
Consolidated net income	$1,023	$719	$2,622	$2,223

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Deferred Income Tax Assets:  At June 30, 2013, we had net deferred tax assets of $13.5 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2013.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2013 increased to $2.6 million, or $0.31 per diluted share as compared to $2.2 million or $0.27 per diluted share for the same period of 2012.  Net income applicable to common shares for the quarter ended June 30, 2013 totaled $1.0 million, or $0.13 per diluted share as compared to $719,000, or $0.09 per diluted share for the quarter ended June 30, 2012.  Earnings for both the quarter and six months ended June 30, 2013 were positively impacted by lower provisions for loan losses and negatively impacted by our continued write-downs of foreclosed properties to their estimated fair values.  The provision for loan losses was $2.5 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively.  Included in earnings for the six months ended June 30, 2013 was $552,000 in losses on the sales of assets, primarily foreclosed properties, and $2.4 million of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first six months of 2013 were 5.47% and 0.43%, respectively, compared with 4.96% and 0.36% for the same period of 2012.

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

Our net interest income on a fully tax-equivalent basis totaled $20.0 million for the six months ended June 30, 2013 compared to $20.8 million for the same period of 2012, representing a decrease of $837,000 or 4.0%.  While our earnings on interest earning assets decreased $4.3 million, this decrease was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 3.12% from $1.31 billion during the first six months of 2012 to $1.27 billion for the first six months of 2013.  Average interest bearing liabilities declined 4.51% from $1.23 billion at June 30, 2012 to $1.18 billion at June 30, 2013, at an average yield for the first six months of 2013 of 1.65% compared to 2.14% for the same period of 2012.

Our consolidated net interest margin decreased to 3.18% for the six months ended June 30, 2013, compared to 3.20% for the same period in 2012. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2013 compared to June 30, 2012, the yields on earning assets decreased 50 basis points, while the cost of our interest bearing funds decreased by 49 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$955,425	$25,569	5.40%	$969,965	$28,239	5.85%
Tax-exempt (2)	5,714	203	7.16%	7,034	253	7.23%
Securities
Taxable	221,998	1,955	1.78%	234,584	3,252	2.79%
Tax-exempt (2)	75,297	1,842	4.93%	71,318	2,111	5.95%
Federal funds sold and interest
bearing deposits with other banks	8,023	3	0.08%	24,277	24	0.20%
Total interest earning assets	1,266,457	29,572	4.71%	1,307,178	33,879	5.21%

Noninterest earning assets
Cash & due from banks	4,384			4,169
Premises and equipment	21,059			21,818
Other assets	113,334			124,321
Allowance for loan losses	(16,632)			(18,377)
Total assets	$1,388,602			$1,439,109

Interest bearing liabilities
Interest bearing demand deposits	$176,811	$132	0.15%	$163,228	$164	0.20%
Savings deposits	196,464	597	0.61%	210,030	733	0.70%
Time deposits	577,669	4,859	1.70%	543,169	6,176	2.29%
Short-term borrowings	20,872	26	0.25%	15,145	16	0.21%
Long-term borrowings
and capital trust securities	204,584	4,001	3.94%	300,433	5,996	4.01%
Total interest bearing liabilities	1,176,400	9,615	1.65%	1,232,005	13,085	2.14%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	94,501			90,498
Other liabilities	7,632			11,323
Total liabilities	1,278,533			1,333,826

Shareholders' equity - preferred	9,324			9,326
Shareholders' equity - common	100,745			95,957
Total liabilities and
shareholders' equity	$1,388,602			$1,439,109
Net interest earnings		$19,957			$20,794
Net yield on interest earning assets			3.18%			3.20%

(1) - For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $695,000 and $805,000 for the periods ended
June 30, 2013 and June 30, 2012, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2013 versus June 30, 2012
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(429)	$(2,241)	$(2,670)
Tax-exempt	(47)	(3)	(50)
Securities
Taxable	(167)	(1,130)	(1,297)
Tax-exempt	111	(380)	(269)
Federal funds sold and interest
bearing deposits with other banks	(11)	(10)	(21)
Total interest earned on
interest earning assets	(543)	(3,764)	(4,307)

Interest paid on:
Interest bearing demand
deposits	13	(45)	(32)
Savings deposits	(46)	(90)	(136)
Time deposits	368	(1,685)	(1,317)
Short-term borrowings	7	3	10
Long-term borrowings and capital
trust securities	(1,892)	(103)	(1,995)
Total interest paid on
interest bearing liabilities	(1,550)	(1,920)	(3,470)

Net interest income	$1,007	$(1,844)	$(837)

Noninterest Income

Total noninterest income decreased to $2.46 million for the first six months of 2013, compared to $2.53 million for the same period of 2012, with losses on the sales of assets, primarily foreclosed properties, and writedowns of foreclosed properties to their estimated fair value being the primary negative components.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012
Insurance commissions	$1,132	$1,141	$2,316	$2,299
Service fees related to deposit accounts	1,085	1,075	2,096	2,089
Realized securities gains (losses)	(57)	320	(16)	1,485
Other-than-temporary impairment of securities	(27)	(106)	(80)	(335)
Gain (loss) on sale of assets	(512)	(523)	(552)	(599)
Bank owned life insurance income	236	250	474	525
Writedown of foreclosed properties	(1,494)	(1,631)	(2,423)	(3,543)
Other	322	302	649	610
Total	$685	$828	$2,464	$2,531

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Other-than-temporary impairment of securities:  During the first six months of 2013, we recorded non-cash other-than temporary impairment charges of $80,000 related to certain residential mortgage-backed securities which we continue to own.

Gain/(loss) on sale of assets:  During second quarter 2013, we recognized $552,000 in losses on sales of assets, principally foreclosed properties.

Writedown of foreclosed properties:  During the first six months of 2013, we recorded $2.42 million in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

Noninterest Expense

Total noninterest expense increased 1.9% for the six months ended June 30, 2013, as compared to the same period in 2012.  Salaries, commissions, and employee benefits increased during the first six months of 2013 compared to the first six months of 2012 primarily as a result of general merit raises.  Professional fees, including legal expenses related to complex collection issues relative to our problem assets, and foreclosed properties expense remain elevated.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2013	$	%	2012	2013	$	%	2012
Salaries, commissions, and employee benefits	$3,987	$95	2.4%	$3,892	$8,104	$311	4.0%	$7,793
Net occupancy expense	476	(14)	-2.9%	490	932	(36)	-3.7%	968
Equipment expense	559	(46)	-7.6%	605	1,157	(53)	-4.4%	1,210
Professional fees	360	118	48.8%	242	611	53	9.5%	558
Amortization of intangibles	88	-	0.0%	88	176	-	0.0%	176
FDIC premiums	515	15	3.0%	500	1,055	33	3.2%	1,022
Foreclosed properties expense	295	62	26.6%	233	575	(20)	-3.4%	595
Other	1,241	(4)	-0.3%	1,245	2,504	(8)	-0.3%	2,512
Total	$7,521	$226	3.1%	$7,295	$15,114	$280	1.9%	$14,834

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $2.5 million and $4.0 million provisions for loan losses for the first six months of 2013 and 2012, respectively.  This decline is a result of lower levels of specific reserves, based upon the fair value of collateral method in measuring impairment, necessary on newly identified impaired loans at June 30, 2013 compared to June 30, 2012.

As illustrated in Table V below, our non-performing assets have decreased since year end 2012.

Table V - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2013	2012	2012
Accruing loans past due 90 days or more	$-	$-	$-
Nonaccrual loans
Commercial	3,996	6,476	5,002
Commercial real estate	1,695	3,536	2,556
Commercial construction and development	-	662	-
Residential construction and development	11,505	16,735	13,641
Residential real estate	13,605	18,550	16,522
Consumer	91	78	55
Total nonaccrual loans	30,892	46,037	37,776
Foreclosed properties
Commercial	-	-	-
Commercial real estate	10,310	12,029	11,835
Commercial construction and development	11,492	18,632	17,597
Residential construction and development	21,591	26,014	23,074
Residential real estate	3,865	3,393	3,666
Consumer	-	-	-
Total foreclosed properties	47,258	60,068	56,172
Repossessed assets	2	-	6
Total nonperforming assets	$78,152	$106,105	$93,954
Total nonperforming loans as a
percentage of total loans	3.29%	4.76%	3.96%
Total nonperforming assets as a
percentage of total assets	5.70%	7.49%	6.77%

The following table details the activity regarding our foreclosed properties for the three months and six months ended June 30, 2013 and 2012.

Table VI - Foreclosed Property Activity	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2013	2012	2013	2012
Beginning balance	$54,625	$61,584	$56,172	$63,938
Acquisitions	1,467	3,937	2,798	5,021
Improvements	34	309	107	521
Disposals	(7,374)	(4,130)	(9,396)	(5,449)
Writedowns to fair value	(1,494)	(1,631)	(2,423)	(3,543)
Reclassification of covered loans	-	(1)	-	(420)
Balance June 30	$47,258	$60,068	$47,258	$60,068

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at June 30, 2013.

Table IX - Significant Nonperforming Loan Relationships
June 30, 2013
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Southwestern WV	Accounts Receivable, Inventory, Equipment, & Commercial Real Estate	Oct. 2007	Jun. 2012	$2,075	Collateral Value	$3,081	(2)	$233	$565
Shenandoah Valley VA	Residential Building Lots	Aug. 2004, July 2005, & July 2007	Jun. 2011	$1,435	Collateral value	$1,574	(1)	$40	$405
Northern VA	Single family residence & Business Investment	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$9,000	Collateral value	$10,000	(1)	$1,000	$3,565
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$7,279	Collateral value	$6,713	(1)	$1,343	$1,134
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,220	Collateral value	$1,594	(2)	$36	$-

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of June 30, 2013, approximately 62% of our impaired loans required no reserves or have been charged down to their fair value.

At June 30, 2013, December 31, 2012, and June 30, 2012, our allowance for loan losses totaled $14.1 million, or 1.50% of total loans, $17.9 million, or 1.88% of total loans and $17.9 million, or 1.85% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2013, December 31, 2012, and June 30, 2012, we had approximately $47.3 million, $56.2 million and $60.1 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.370 billion at June 30, 2013, compared to $1.387 billion at December 31, 2012, representing a 1.24% decrease.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2012 and June 30, 2013.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
Dollars in thousands	2012	Amount	Percentage	2013
Assets
Securities available for sale	$281,539	9,641	3.4%	$291,180
Loans, net of unearned interest	937,168	(11,189)	-1.2%	925,979

Liabilities
Deposits	$1,027,125	$11,038	1.1%	$1,038,163
Short-term borrowings	3,958	12,804	323.5%	16,762
Long-term borrowings	203,268	(39,703)	-19.5%	163,565
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Loans decreased 1.2% and securities increased 3.4% during the first six months of 2013.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits decreased approximately $11.0 million during the first six months of 2013; brokered deposits increased approximately $1.7 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first six months of 2013.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2013 and December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $494 million or 36.06% of total consolidated assets at June 30, 2013.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $329 million.  As of June 30, 2013 and December 31, 2012, these advances totaled approximately $83 million and $126 million, respectively.  At June 30, 2013, we had additional borrowing capacity of $247 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2013 was approximately $81 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $494 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $279 million aside from its FHLB line, which would result in a funding source of approximately $236 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $494 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2013 totaled $107.2 million compared to $108.6 million at December 31, 2012.

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

Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term borrowings, we currently have sufficient cash on hand to continue to service our subordinated debentures and term borrowing obligations as well as the expected dividend payments on our preferred stock through early 2015.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2013.

.
Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2013	$49	$-	$123
2014	82,527	-	204
2015	11,909	-	38
2016	28,911	-	-
2017	919	-	-
Thereafter	56,050	19,589	-
Total	$180,365	$19,589	$365

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2013 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$47,209
Construction loans	35,286
Other loans	37,022
Standby letters of credit	2,246
Total	$121,763

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2013.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	-0.21%	4.70%
Up 200 (1)	-3.01%	-2.04%
Up 400 (2)	-2.27%	-6.76%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2013, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2013 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2013

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