Form 10-Q
period 2013-09-30
SUMMIT FINANCIAL GROUP INC
filed 2013-11-12
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.
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

Common Stock, $2.50 par value
7,451,022 shares outstanding as of November 5, 2013

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets September 30, 2013 (unaudited), December 31, 2012, and September 30, 2012 (unaudited)	4

		Consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	5

		Consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	6

		Consolidated statements of shareholders’ equity for the nine months ended September 30, 2013 and 2012 (unaudited)	7

		Consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 (unaudited)	8-9

		Notes to consolidated financial statements (unaudited)	10-46

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47-65

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64

	Item 4.	Controls and Procedures	66

Summit Financial Group, Inc. and Subsidiaries
Table of Contents

			Page
PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	67

	Item 1A.	Risk Factors	67

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

	Item 3.	Defaults upon Senior Securities	None

	Item 4.	Mine Safety Disclosures	None

	Item 5.	Other Information	None

	Item 6.	Exhibits	67

SIGNATURES			68

EXHIBIT INDEX			69

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
	2013	2012	2012
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,571	$3,833	$3,752
Interest bearing deposits with other banks	11,532	10,969	13,441
Cash and cash equivalents	16,103	14,802	17,193
Securities available for sale	291,258	281,539	291,992
Other investments	8,004	14,658	16,100
Loans held for sale	602	226	213
Loans, net	939,169	937,168	940,933
Property held for sale	45,303	56,172	56,033
Premises and equipment, net	20,780	21,129	21,264
Accrued interest receivable	5,364	5,621	5,352
Intangible assets	8,036	8,300	8,387
Cash surrender value of life insurance policies	35,257	29,553	30,065
Other assets	17,911	17,936	16,554
Total assets	$1,387,787	$1,387,104	$1,404,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$99,109	$100,592	$96,764
Interest bearing	917,626	926,533	930,543
Total deposits	1,016,735	1,027,125	1,027,307
Short-term borrowings	54,163	3,958	20,957
Long-term borrowings	163,540	203,268	203,744
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	8,155	7,809	8,361
Total liabilities	1,278,982	1,278,549	1,296,758

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2013 - 11,938, 2012 - 12,000 shares	5,776	5,807	5,807
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2013 - 7,448,422 and
2012 - 7,425,472 shares	24,632	24,520	24,520
Retained earnings	74,541	69,841	67,929
Accumulated other comprehensive income	337	4,868	5,553
Total shareholders' equity	108,805	108,555	107,328

Total liabilities and shareholders' equity	$1,387,787	$1,387,104	$1,404,086

(*) - December 31, 2012 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Dollars in thousands, except per share amounts	2013	2012	2013	2012
Interest income
Interest and fees on loans
Taxable	$12,469	$13,572	$38,037	$41,812
Tax-exempt	63	76	197	243
Interest and dividends on securities
Taxable	896	1,340	2,852	4,593
Tax-exempt	616	594	1,832	1,986
Interest on interest bearing deposits with other banks	1	7	4	30
Total interest income	14,045	15,589	42,922	48,664
Interest expense
Interest on deposits	2,487	3,067	8,074	10,140
Interest on short-term borrowings	24	8	50	25
Interest on long-term borrowings and subordinated debentures	1,996	2,579	5,997	8,575
Total interest expense	4,507	5,654	14,121	18,740
Net interest income	9,538	9,935	28,801	29,924
Provision for loan losses	1,000	2,000	3,500	6,002
Net interest income after provision for loan losses	8,538	7,935	25,301	23,922
Other income
Insurance commissions	1,057	1,052	3,373	3,352
Service fees related to deposit accounts	1,106	1,074	3,202	3,163
Realized securities gains	132	760	116	2,245
Other	606	514	1,741	1,649
Total other-than-temporary impairment loss on securities	(38)	(233)	(155)	(1,115)
Portion of loss recognized in other comprehensive income	-	194	37	740
Net impairment loss recognized in earnings	(38)	(39)	(118)	(375)
Total other income	2,863	3,361	8,314	10,034
Other expense
Salaries, commissions, and employee benefits	4,050	3,940	12,155	11,733
Net occupancy expense	454	476	1,387	1,445
Equipment expense	578	573	1,724	1,777
Professional fees	263	292	885	872
Amortization of intangibles	88	88	263	263
FDIC premiums	503	510	1,558	1,532
Foreclosed properties expense	262	356	836	935
(Gain) loss on sale of foreclosed properties	(17)	(16)	546	583
Write-down of foreclosed properties	654	2,571	3,078	6,114
Other	1,396	1,237	3,900	3,749
Total other expense	8,231	10,027	26,332	29,003
Income before income taxes	3,170	1,269	7,283	4,953
Income tax expense	898	272	2,001	1,345
Net Income	2,272	997	5,282	3,608
Dividends on preferred shares	194	194	582	583
Net Income applicable to common shares	$2,078	$803	$4,700	$3,025

Basic earnings per common share	$0.28	$0.11	$0.63	$0.41
Diluted earnings per common share	$0.24	$0.10	$0.55	$0.38

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	September 30,
Dollars in thousands	2013	2012
Net income	$2,272	$997
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of ($117), net of deferred
taxes of $43	(74)	-
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013 - $0, net of deferred
taxes of $0; 2012 - $194, net of deferred taxes of $74	-	(120)
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($681) net of deferred taxes of $252 and reclassification adjustment for net realized gains included in net income of $132; 2012 - $1,513, net of deferred taxes of $575 and reclassification adjustment for net realized
gains included in net income of $760	(429)	938
Total comprehensive income	$1,769	$1,815

	For the Nine Months Ended
	September 30,
Dollars in thousands	2013	2012
Net income	$5,282	$3,608
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of ($117), net of deferred	(74)	-
taxes of $43
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013 - $37, net of deferred
taxes of $14; 2012 - $740, net of deferred taxes of $281	(23)	(459)
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($7,038) net of deferred taxes of $2,604 and reclassification adjustment for net realized gains included in net income of $116; 2012 - $3,539, net of deferred taxes of $1,345 and reclassification adjustment for net realized
gains included in net income of $2,245	(4,434)	2,194
Total comprehensive income	$751	$5,343

                                                                                           See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income	Equity

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,841	$4,868	$108,555
Nine Months Ended September 30, 2013
Comprehensive income:
Net income	-	-	-	5,282	-	5,282
Other comprehensive income (loss)					(4,531)	(4,531)
Total comprehensive income (loss)						751
Exercise of stock options	-	-	80	-	-	80
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($60.00 per share)	-	-	-	(223)	-	(223)
Series 2011 Preferred Stock cash dividends
declared ($30.00 per share)	-	-	-	(359)	-	(359)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(31)	31	-

Balance, September 30, 2013	$3,519	$5,776	$24,632	$74,541	$337	$108,805

Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Nine Months Ended September 30, 2012
Comprehensive income:
Net income	-	-	-	3,608	-	3,608
Other comprehensive income					1,735	1,735
Total comprehensive income						5,343
Stock compensation expense	-	-	2	-	-	2
Series 2009 Preferred Stock cash dividends
declared ($60.00 per share)	-	-	-	(223)	-	(223)
Series 2011 Preferred Stock cash dividends
declared ($30.00 per share)	-	-	-	(360)	-	(360)

Balance, September 30, 2012	$3,519	$5,807	$24,520	$67,929	$5,553	$107,328

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2013	2012
Cash Flows from Operating Activities
Net income	$5,282	$3,608
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	878	989
Provision for loan losses	3,500	6,002
Stock compensation expense	1	2
Deferred income tax expense (benefit)	1,248	(1,172)
Loans originated for sale	(7,963)	(5,463)
Proceeds from loans sold	7,587	5,251
Securities gains	(116)	(2,245)
Other-than-temporary impairment of securities	118	375
Loss on disposal of assets	535	583
Write down of foreclosed properties	3,078	6,114
Amortization of securities premiums (accretion of discounts), net	4,698	3,181
Amortization of goodwill and purchase accounting
adjustments, net	272	272
Decrease in accrued interest receivable	257	431
Increase in cash surrender value of bank owned life insurance	(704)	(781)
(Increase) decrease in other assets	2,354	(971)
Decrease in other liabilities	(748)	(140)
Net cash provided by operating activities	20,277	16,036
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,258	4,056
Proceeds from sales of securities available for sale	41,188	64,567
Principal payments received on securities available for sale	50,650	47,584
Purchases of securities available for sale	(111,443)	(120,114)
Purchases of other investments	(2,541)	-
Redemption of Federal Home Loan Bank Stock	5,922	3,048
Net principal payments received from (loans made to) customers	(8,371)	13,736
Purchases of premises and equipment	(528)	(170)
Proceeds from disposal of premises and equipment	11	-
Proceeds from sales of other repossessed assets & property held for sale	10,339	6,998
Purchase of life insurance contracts	(5,000)	-
Net cash provided by investing activities	(18,515)	19,705
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	9,759	15,662
Net decrease in time deposits	(20,149)	(4,856)
Net increase in short-term borrowings	50,205	5,002
Proceeds from long-term borrowings	3,454	-
Repayment of long-term borrowings	(43,228)	(66,510)
Exercise of stock options	80	-
Dividends paid on preferred stock	(582)	(537)
Net cash (used in) financing activities	(461)	(51,239)
Increase (decrease) in cash and cash equivalents	1,301	(15,498)
Cash and cash equivalents:
Beginning	14,802	32,691
Ending	$16,103	$17,193

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2013	2012

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$14,526	$19,335
Income taxes	$1,098	$1,834

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$2,871	$5,266

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

The results of operations for the quarter ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2012 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2012 and September 30, 2012, as previously presented, have been reclassified to conform to current year classifications.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Accordingly, securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, and impaired loans held for investment.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Derivative Financial Instruments:  Derivative financial instruments are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models run by a third-party, utilizing observable market-based inputs.  All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. As a result, we classify interest rate swaps as Level 2.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets (liabilities) measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$28,430	$-	$28,430	$-
Mortgage backed securities:
Government sponsored agencies	150,787	-	150,787	-
Nongovernment sponsored entities	13,440	-	13,440	-
State and political subdivisions	15,011	-	15,011	-
Corporate debt securities	3,950	-	3,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	79,563	-	79,563	-
Tax-exempt mortgage-backed securities	-	-	-	-
Total available for sale securities	$291,258	$-	$291,258	$-

Derivative financial instrument
Interest rate swap	$(117)	$-	$(117)	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,020	$-	$29,020	$-
Mortgage backed securities:
Government sponsored agencies	136,570	-	136,570	-
Nongovernment sponsored agencies	15,745	-	15,745	-
State and political subdivisions	12,169	-	12,169	-
Corporate debt securities	1,950	-	1,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	83,270	-	83,270	-
Tax-exempt mortgage backed securities	2,738	-	2,738	-
Total available for sale securities	$281,539	$-	$281,539	$-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2013.

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$602	$-	$602	$-

Impaired loans
Commercial	$5,456	$-	$3,731	$1,725
Commercial real estate	17,109	-	3,998	13,111
Construction and development	24,128	-	21,629	2,499
Residential real estate	22,632	-	17,341	5,291
Consumer	40	-	-	40
Total impaired loans	$69,365	$-	$46,699	$22,666

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	9,961	-	9,961	-
Construction and development	31,747	-	31,747	-
Residential real estate	3,595	-	3,595	-
Consumer	-	-	-	-
Total OREO	$45,303	$-	$45,303	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$226	$-	$226	$-

Impaired loans
Commercial	$10,856	$-	$5,013	$5,843
Commercial real estate	25,435	-	16,331	9,104
Construction and development	27,352	-	24,578	2,774
Residential real estate	24,442	-	21,625	2,817
Consumer	50	-	-	50
Total impaired loans	$88,135	$-	$67,547	$20,588

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,835	-	11,047	788
Construction and development	40,671	-	35,978	4,693
Residential real estate	3,666	-	3,666	-
Consumer	-	-	-	-
Total OREO	$56,172	$-	$50,691	$5,481

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

Derivative financial instruments:  The fair value of the interest rate swap is valued using independent pricing models.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and cash equivalents	$16,103	$16,103	$14,802	$14,802
Securities available for sale	291,258	291,258	281,539	281,539
Other investments	8,004	8,004	14,658	14,658
Loans held for sale	602	602	226	226
Loans, net	939,169	965,070	937,168	965,454
Accrued interest receivable	5,364	5,364	5,621	5,621
	$1,260,500	$1,286,401	$1,254,014	$1,282,300
Financial liabilities
Deposits	$1,016,735	$1,045,084	$1,027,125	$1,064,957
Short-term borrowings	54,163	54,163	3,958	3,958
Long-term borrowings	163,540	175,237	203,268	220,175
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,473	1,473	1,877	1,877
Derivative financial liabilities	117	117	-	-
	$1,272,417	$1,312,463	$1,272,617	$1,327,356

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2013			2012
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$2,272			$997
Less preferred stock dividends	(194)			(194)

Basic EPS	$2,078	7,443,865	$0.28	$803	7,425,472	$0.11

Effect of dilutive securities:
Stock options	-	7,819		-	1,261
Series 2011 convertible
preferred stock	120	1,495,728		120	1,500,000
Series 2009 convertible
preferred stock	74	674,545		74	674,545

Diluted EPS	$2,272	9,621,957	$0.24	$997	9,601,278	$0.10

	For the Nine Months Ended September 30,
	2013			2012
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$5,282			$3,608
Less preferred stock dividends	(582)			(583)

Basic EPS	$4,700	7,438,216	$0.63	$3,025	7,425,472	$0.41

Effect of dilutive securities:
Stock options	-	7,316		-	1,081
Series 2011 convertible
preferred stock	359	1,498,251		360	1,500,000
Series 2009 convertible
preferred stock	223	674,545		223	674,545

Diluted EPS	$5,282	9,618,328	$0.55	$3,608	9,601,098	$0.38

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2013 and 2012 totaled 170,500 shares and 289,380 shares, respectively.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2013, December 31, 2012, and September 30, 2012 are summarized as follows:

	September 30, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$27,740	$757	$67	$28,430
Residential mortgage-backed securities:
Government-sponsored agencies	149,569	2,444	1,226	150,787
Nongovernment-sponsored agencies	13,134	315	9	13,440
State and political subdivisions:
General obligations	9,064	-	383	8,681
Water and sewer revenues	3,234	1	91	3,144
Other revenues	3,298	-	112	3,186
Corporate debt securities	3,970	25	45	3,950
Total taxable debt securities	210,009	3,542	1,933	211,618
Tax-exempt debt securities:
State and political subdivisions:
General obligations	49,569	1,048	1,112	49,505
Water and sewer revenues	10,132	89	290	9,931
Lease revenues	8,869	1	441	8,429
Lottery/casino revenues	4,457	68	166	4,359
Other revenues	7,490	61	212	7,339
Total tax-exempt debt securities	80,517	1,267	2,221	79,563
Equity securities	77	-	-	77
Total available for sale securities	$290,603	$4,809	$4,154	$291,258

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$28,128	$892	$-	$29,020
Residential mortgage-backed securities:
Government-sponsored agencies	133,812	3,250	492	136,570
Nongovernment-sponsored entities	15,380	509	144	15,745
State and political subdivisions:
General obligations	8,847	58	57	8,848
Water and sewer revenues	1,920	-	32	1,888
Other revenues	1,420	13	-	1,433
Corporate debt securities	1,959	29	38	1,950
Total taxable debt securities	191,466	4,751	763	195,454
Tax-exempt debt securities
State and political subdivisions:
General obligations	54,948	3,259	145	58,062
Water and sewer revenues	5,773	171	47	5,897
Lease revenues	6,910	159	13	7,056
Lottery/casino revenues	4,500	305	9	4,796
Other revenues	7,272	210	23	7,459
Residential mortgage-backed securities:
Government-sponsored agencies	2,738	-	-	2,738
Total tax-exempt debt securities	82,141	4,104	237	86,008
Equity securities	77	-	-	77
Total available for sale securities	$273,684	$8,855	$1,000	$281,539

	September 30, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$25,857	$1,009	$4	$26,862
Residential mortgage-backed securities:
Government-sponsored agencies	150,233	3,741	453	153,521
Nongovernment-sponsored agencies	21,199	712	290	21,621
State and political subdivisions	10,176	57	56	10,177
Corporate debt securities	1,955	29	74	1,910
Total taxable debt securities	209,420	5,548	877	214,091
Tax-exempt debt securities:
State and political subdivisions	70,678	4,358	70	74,966
Residential mortgage-backed securities:
Government-sponsored agencies	2,858	-	-	2,858
Total tax-exempt debt securities	73,536	4,358	70	77,824
Equity securities	77	-	-	77
Total available for sale securities	$283,033	$9,906	$947	$291,992

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

West Virginia	$14,286	$97	$267	$14,116
Illinois	10,435	59	535	9,959
California	8,102	107	241	7,968
Texas	7,155	234	178	7,211
Washington	4,409	110	80	4,439

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.  Prior to July 1, 2013, we principally used credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”) to support analyses of our portfolio of securities issued by state and political subdivisions, as we generally do not purchase securities that are rated below the six highest NRSRO rating categories.  Beginning July 1, 2013, in addition to considering a security’s NRSRO rating, we now also assess or confirm through an internal review of an issuer’s financial information and other applicable information that:  1) the issuer’s risk of default is low; 2) the characteristics of the issuer’s demographics and economic environment are satisfactory; and 3) the issuer’s budgetary position and stability of tax or other revenue sources are sound.

The maturities, amortized cost and estimated fair values of securities at September 30, 2013, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$68,076	$68,631
Due from one to five years	88,188	89,189
Due from five to ten years	33,174	33,187
Due after ten years	101,088	100,174
Equity securities	77	77
	$290,603	$291,258

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2013 are as follows:

		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$41,188	$1,258	$50,650	$362	$246

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

During the three and nine months ended September 30, 2013 and 2012, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012

Total other-than-temporary impairment losses	$(38)	$(233)	$(155)	$(1,115)
Portion of loss recognized in
other comprehensive income	-	194	37	740
Net impairment losses recognized in earnings	$(38)	$(39)	$(118)	$(375)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

In thousands	Total	Total
Beginning Balance	$2,984	$2,904
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	38	118
Securities sold during the period	-	-
Ending Balance	$3,022	$3,022

At September 30, 2013, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using a discounted cash flow models.  The vendors estimate cash flows of the underlying collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized vary widely from security to security, and are influenced by such factors as underlying loan interest rates, geographical location of underlying borrowers, collateral type and other borrower characteristics.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2013 and December 31, 2012, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$7,770	$(67)	$-	$-	$7,770	$(67)
Residential mortgage-backed securities:
Government-sponsored agencies	48,957	(1,011)	11,754	(215)	60,711	(1,226)
Nongovernment-sponsored entities	355	(1)	858	(8)	1,213	(9)
State and political subdivisions:
General obligations	5,806	(316)	876	(67)	6,682	(383)
Water and sewer revenues	634	(35)	1,175	(56)	1,809	(91)
Other revenues	3,185	(112)	-	-	3,185	(112)
Corporate debt securities	2,954	(45)	-	-	2,954	(45)
Tax-exempt debt securities
State and political subdivisions:
General obligations	21,134	(1,112)	-	-	21,134	(1,112)
Water and sewer revenues	6,505	(290)	-	-	6,505	(290)
Lease revenues	7,522	(424)	366	(17)	7,888	(441)
Lottery/casino revenues	3,292	(166)	-	-	3,292	(166)
Other revenues	5,407	(212)	-	-	5,407	(212)
Total temporarily impaired securities	113,521	(3,791)	15,029	(363)	128,550	(4,154)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	-	-	-	-
Total other-than-temporarily
impaired securities	-	-	-	-	-	-
Total	$113,521	$(3,791)	$15,029	$(363)	$128,550	$(4,154)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	36,498	(414)	8,997	(78)	45,495	(492)
Nongovernment-sponsored entities	-	(4)	1,478	(14)	1,478	(18)
State and political subdivisions:
General obligations	2,526	(57)	-	-	2,526	(57)
Water and sewer revenues	1,240	(28)	387	(4)	1,627	(32)
Other revenues	-	-	-	-	-	-
Corporate debt securities	-	-	962	(38)	962	(38)
Tax-exempt debt securities
State and political subdivisions:
General obligations	11,926	(145)	-	-	11,926	(145)
Water and sewer revenues	2,534	(47)	-	-	2,534	(47)
Lease revenues	1,013	(13)	-	-	1,013	(13)
Lottery/casino revenues	1,777	(9)	-	-	1,777	(9)
Other revenues	2,684	(23)	-	-	2,684	(23)
Other equity securties	-	-	-	-	-	-
Total temporarily impaired securities	60,198	(740)	11,824	(134)	72,022	(874)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	265	(6)	593	(120)	858	(126)
Total other-than-temporarily
impaired securities	265	(6)	593	(120)	858	(126)
Total	$60,463	$(746)	$12,417	$(254)	$72,880	$(1,000)

We held 127 available for sale securities having an unrealized loss at September 30, 2013.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

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

Loans are summarized as follows:

	September 30,	December 31,	September 30,
Dollars in thousands	2013	2012	2012
Commercial	$83,844	$85,829	$88,997
Commercial real estate
Owner-occupied	151,260	154,252	150,090
Non-owner occupied	279,412	276,082	279,132
Construction and development
Land and land development	73,089	79,335	82,857
Construction	12,323	3,772	2,087
Residential real estate
Non-jumbo	215,058	216,714	215,584
Jumbo	59,701	61,567	62,748
Home equity	53,674	53,263	53,455
Consumer	20,472	20,586	21,290
Other	3,375	3,701	2,513
Total loans, net of unearned fees	952,208	955,101	958,753
Less allowance for loan losses	13,039	17,933	17,820
Loans, net	$939,169	$937,168	$940,933

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2013 and 2012 and December 31, 2012.

	At September 30, 2013
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$10	$111	$1,583	$1,704	$82,140	$-
Commercial real estate
Owner-occupied	846	229	432	1,507	149,753	-
Non-owner occupied	587	244	-	831	278,581	-
Construction and development
Land and land development	154	-	8,669	8,823	64,266	-
Construction	-	-	38	38	12,285	-
Residential mortgage
Non-jumbo	3,467	2,031	2,225	7,723	207,335	-
Jumbo	-	-	9,000	9,000	50,701	-
Home equity	214	49	24	287	53,387	-
Consumer	197	77	91	365	20,107	-
Other	50	-	-	50	3,325	-
Total	$5,525	$2,741	$22,062	$30,328	$921,880	$-

	At December 31, 2012
						Recorded
						Investment
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$225	$5	$2,294	$2,524	$83,305	$-
Commercial real estate
Owner-occupied	57	-	1,023	1,080	153,172	-
Non-owner occupied	182	193	908	1,283	274,799	-
Construction and development
Land and land development	-	-	11,795	11,795	67,540	-
Construction	-	-	153	153	3,619	-
Residential mortgage
Non-jumbo	3,344	2,616	2,797	8,757	207,957	-
Jumbo	-	-	12,564	12,565	49,002	-
Home equity	337	448	179	964	52,299	-
Consumer	255	79	48	382	20,204	-
Other	-	-	-	-	3,701	-
Total	$4,400	$3,341	$31,761	$39,503	$915,598	$-

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

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2013, December 31, 2012 and September 30, 2012.

Dollars in thousands	9/30/2013	12/31/2012	9/30/2012
Commercial	$2,557	$5,002	$5,343
Commercial real estate
Owner-occupied	3,795	1,524	921
Non-owner occupied	-	1,032	1,882
Construction and development
Land & land development	12,851	13,487	16,558
Construction	38	154	203
Residential mortgage
Non-jumbo	3,119	3,518	3,122
Jumbo	9,000	12,564	15,272
Home equity	266	440	415
Consumer	145	55	87
Other	-	-	-
Total	$31,771	$37,776	$43,803

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	9/30/2013	12/31/2012	9/30/2012	Method used to measure impairment
Commerical	$5,997	$10,776	$12,411	Fair value of collateral
	160	165	-	Discounted cash flow
Commerical real estate
Owner-occupied	9,054	14,028	13,248	Fair value of collateral
	2,497	2,686	2,698	Discounted cash flow
Non-owner occupied	5,884	9,468	12,057	Fair value of collateral
Construction and development
Land & land development	24,870	29,307	30,482	Fair value of collateral
	649	656	656	Discounted cash flow
Residential mortgage
Non-jumbo	5,133	5,626	5,461	Fair value of collateral
	884	692	959	Discounted cash flow
Jumbo	17,786	21,543	23,094	Fair value of collateral
Home equity	213	219	219	Fair value of collateral
Consumer	52	66	42	Fair value of collateral
Total	$73,179	$95,232	$101,327

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at September 30, 2013, December 31, 2012 and September 30, 2012.

	September 30, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$4,254	$4,268	$-	$5,632	$334
Commercial real estate
Owner-occupied	7,609	7,613	-	8,839	293
Non-owner occupied	5,368	5,370	-	5,800	289
Construction and development
Land & land development	20,923	20,921	-	20,331	404
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,888	2,895	-	2,930	171
Jumbo	7,876	7,882	-	8,168	419
Home equity	186	186	-	186	11
Consumer	28	28	-	32	2
Total without a related allowance	$49,132	$49,163	$-	$51,918	$1,923

With a related allowance
Commercial	$1,891	$1,889	$702	$2,537	$-
Commercial real estate
Owner-occupied	3,938	3,938	216	3,956	138
Non-owner occupied	514	514	110	516	28
Construction and development
Land & land development	4,597	4,598	1,390	3,992	121
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,119	3,122	316	2,843	130
Jumbo	9,904	9,904	1,040	10,152	45
Home equity	27	27	27	27	-
Consumer	24	24	13	25	1
Total with a related allowance	$24,014	$24,016	$3,814	$24,048	$463

Total
Commercial	$49,094	$49,111	$2,418	$51,603	$1,607
Residential real estate	24,000	24,016	1,383	24,306	776
Consumer	52	52	13	57	3
Total	$73,146	$73,179	$3,814	$75,966	$2,386

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$10,518	$10,537	$-	$3,131	$134
Commercial real estate
Owner-occupied	9,992	9,996	-	8,528	368
Non-owner occupied	6,143	6,145	-	6,056	304
Construction and development
Land & land development	11,596	11,596	-	11,093	367
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,497	3,505	-	3,040	125
Jumbo	7,347	7,349	-	5,399	272
Home equity	191	191	-	191	11
Consumer	38	38	-	32	1
Total without a related allowance	$49,322	$49,357	$-	$37,470	$1,582

With a related allowance
Commercial	$404	$404	$85	$515	$6
Commercial real estate
Owner-occupied	6,719	6,718	461	4,442	187
Non-owner occupied	3,321	3,323	286	3,341	115
Construction and development
Land & land development	18,367	18,367	2,611	17,633	344
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,812	2,813	394	2,378	77
Jumbo	14,189	14,194	3,216	13,585	59
Home equity	28	28	28	29	-
Consumer	28	28	16	2	-
Total with a related allowance	$45,868	$45,875	$7,097	$41,925	$788

Total
Commercial	$67,060	$67,086	$3,443	$54,739	$1,825
Residential real estate	28,064	28,080	3,638	24,622	544
Consumer	66	66	16	34	1
Total	$95,190	$95,232	$7,097	$79,395	$2,370

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	September 30, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$12,059	$12,075	$-	$3,148	$54
Commercial real estate
Owner-occupied	11,370	11,373	-	8,058	346
Non-owner occupied	8,537	8,540	-	6,349	304
Construction and development
Land & land development	15,624	15,624	-	14,060	524
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,987	3,996	-	3,545	135
Jumbo	8,902	8,905	-	6,497	257
Home equity	191	191	-	192	12
Consumer	39	38	-	30	1
Total without a related allowance	$60,709	$60,742	$-	$41,879	$1,633

With a related allowance
Commercial	$336	$336	$86	$299	$6
Commercial real estate
Owner-occupied	4,573	4,573	241	4,409	209
Non-owner occupied	3,516	3,517	475	3,361	115
Construction and development
Land & land development	15,514	15,514	2,762	15,026	182
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,422	2,424	502	1,787	101
Jumbo	14,183	14,189	3,211	13,193	32
Home equity	28	28	28	29	-
Consumer	4	4	4	1	-
Total with a related allowance	$40,576	$40,585	$7,309	$38,105	$645

Total
Commercial	$71,529	$71,552	$3,564	$54,710	$1,740
Residential real estate	29,713	29,733	3,741	25,243	537
Consumer	43	42	4	31	1
Total	$101,285	$101,327	$7,309	$79,984	$2,278

A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $43.8 million, of which $33.7 million were current with respect to restructured contractual payments at September 30, 2013, and $56.7 million, of which $42.3 million were current with respect to restructured contractual payments at December 31, 2012.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2013 and 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	-	$-	$-
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	1	1,929	1,929
Construction and development
Land & land development	-	-	-	2	1,927	1,927
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	2	487	487	3	688	688
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	2	$487	$487	6	$4,544	$4,544

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	1	$23	$23	3	$1,109	$1,117
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	3	4,063	3,685
Construction and development
Land & land development	1	49	50	3	3,715	2,927
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	4	728	514	7	1,245	1,256
Jumbo	-	-	-	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	-	-	-	2	42	42
Total	6	$800	$587	21	$12,475	$11,728

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
Dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	-	$-
Commercial real estate
Owner-occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	-	-	2	1,676
Construction	-	-	-	-
Residential real estate
Non-jumbo	1	239	3	760
Jumbo	-	-	-	-
Home equity	-	-	-	-
Consumer	2	22	2	24
Total	3	$261	7	$2,460

The following tables detail the activity regarding TDRs by loan type for the three months and nine months ended September 30, 2013, and the related allowance on TDRs.

For the Three Months Ended September 30, 2013
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Troubled debt restructurings
Balance June 30, 2013	$8,549	$-	$3,735	$9,986	$5,367	$5,018	$15,349	$-	$62	$-	$48,066
Additions	-	-	-	-	-	487	-	-	-	-	487
Charge-offs	-	-	-	-	-	-	(113)	-	-	-	(113)
Net (paydowns) advances	(3,007)	-	(1,441)	(211)	(31)	(28)	84	-	(10)	-	(4,644)
Transfer into OREO	-	-	-	-	-	-	-	-	-	-	-
Refinance out of TDR status	-	-	-	-	-	-	-	-	-	-	-
Balance September 30, 2013	$5,542	$-	$2,294	$9,775	$5,336	$5,477	$15,320	$-	$52	$-	$43,796

Allowance related to
troubled debt restructurings	$22	$-	$131	$216	$110	$302	$1,040	$-	$13	$-	$1,834

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

For the Nine Months Ended September 30, 2013
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Troubled debt restructurings
Balance December 31, 2012	$9,570	$-	$4,981	$10,692	$7,331	$5,089	$19,000	$-	$65	$-	$56,728
Additions	49	-	23	-	-	728	-	-	-	-	800
Charge-offs	(888)	-	(33)	(63)	-	(9)	(3,678)	-	-	-	(4,671)
Net paydowns	(3,189)	-	(2,677)	(336)	(104)	(331)	(2)	-	(13)	-	(6,652)
Transfer into OREO	-	-	-	(518)	-	-	-	-	-	-	(518)
Refinance out of TDR status	-	-	-	-	(1,891)	-	-	-	-	-	(1,891)
Balance September 30, 2013	$5,542	$-	$2,294	$9,775	$5,336	$5,477	$15,320	$-	$52	$-	$43,796

Allowance related to
troubled debt restructurings	$22	$-	$131	$216	$110	$302	$1,040	$-	$13	$-	$1,834

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Pass	$43,400	$43,572	$12,285	$3,619	$75,968	$73,425	$145,349	$139,176	$268,002	$262,132
OLEM (Special Mention)	5,603	7,349	-	-	1,501	1,260	1,422	1,034	11,141	11,477
Substandard	23,977	28,414	38	153	5,264	11,144	4,489	14,042	269	2,473
Doubtful	109	-	-	-	1,111	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$73,089	$79,335	$12,323	$3,772	$83,844	$85,829	$151,260	$154,252	$279,412	$276,082

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	9/30/2013	12/31/2012	9/30/2012	9/30/2013	12/31/2012	9/30/2012
Residential real estate
Non-jumbo	$211,939	$213,196	$212,529	$3,119	$3,518	$3,055
Jumbo	50,701	49,003	47,476	9,000	12,564	15,272
Home Equity	53,408	52,823	53,040	266	440	415
Consumer	20,327	20,531	21,202	145	55	88
Other	3,375	3,701	2,513	-	-	-
Total	$339,750	$339,254	$336,760	$12,530	$16,577	$18,830

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2013 and 2012, and for the year ended December 31, 2012 is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
Dollars in thousands	2013	2012	2012

Balance, beginning of year	$17,933	$17,712	$17,712
Losses:
Commercial	205	355	1,273
Commercial real estate
Owner occupied	1,067	636	636
Non-owner occupied	9	436	806
Construction and development
Land and land development	3,560	2,319	3,390
Construction	-	367	367
Residential real estate
Non-jumbo	494	1,257	1,372
Jumbo	3,739	737	737
Home equity	77	5	5
Consumer	55	91	136
Other	84	69	95
Total	9,290	6,272	8,817
Recoveries:
Commercial	7	7	13
Commercial real estate
Owner occupied	2	24	33
Non-owner occupied	633	20	31
Construction and development
Land and land development	13	16	61
Construction	-	-	-
Real estate - mortgage
Non-jumbo	106	51	81
Jumbo	4	85	86
Home equity	4	60	61
Consumer	53	53	95
Other	74	62	77
Total	896	378	538
Net losses	8,394	5,894	8,279
Provision for loan losses	3,500	6,002	8,500
Balance, end of year	$13,039	$17,820	$17,933

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first nine months of 2013 is as follows:

For the Nine Months Ended September 30, 2013
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933
Charge-offs	3,560	-	205	1,067	9	494	3,739	77	55	84	9,290
Recoveries	13	-	7	2	633	106	4	4	53	74	896
Provision	2,780	95	888	1,071	(3,716)	(66)	2,636	(162)	(43)	17	3,500
Ending balance	$4,453	$233	$1,472	$1,393	$177	$2,163	$2,843	$190	$87	$28	$13,039

Allowance related to:
Loans individually
evaluated for impairment	$1,390	$-	$702	$216	$110	$316	$1,040	$27	$13	$-	$3,814
Loans collectively
evaluated for impairment	3,063	233	770	1,177	67	1,847	1,803	163	74	28	9,225
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$4,453	$233	$1,472	$1,393	$177	$2,163	$2,843	$190	$87	$28	$13,039

Loans
Loans individually
evaluated for impairment	$25,519	$-	$6,157	$11,551	$5,884	$6,017	$17,786	$213	$52	$-	$73,179
Loans collectively
evaluated for impairment	47,570	12,323	77,687	139,709	273,528	209,041	41,915	53,461	20,420	3,375	$879,029
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$73,089	$12,323	$83,844	$151,260	$279,412	$215,058	$59,701	$53,674	$20,472	$3,375	$952,208

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2013 and other intangible assets by reporting unit at September 30, 2013 and December 31, 2012.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2013	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, September 30, 2013	$1,488	$4,710	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	September 30, 2013			December 31, 2012
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,179	-	2,179	2,065	-	2,065
Net carrying amount	$88	$-	$88	$202	$-	$202

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,250	1,250	-	1,100	1,100
Net carrying amount	$-	$1,750	$1,750	$-	$1,900	$1,900

We recorded amortization expense of approximately $263,000 for the nine months ended September 30, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $351,000 in 2013, $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2017.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2013 and 2012 and December 31, 2012:

	September 30,	December 31,	September 30,
Dollars in thousands	2013	2012	2012
Demand deposits, interest bearing	$186,702	$175,706	$177,236
Savings deposits	193,285	193,039	197,610
Time deposits	537,639	557,788	555,697
Total	$917,626	$926,533	$930,543

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $174.5 million, $190.4 million and $207.3 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2013 is as follows:

Dollars in thousands
Three month period ending December 31, 2013	$78,769
Year ending December 31, 2014	174,501
Year ending December 31, 2015	71,003
Year ending December 31, 2016	84,033
Year ending December 31, 2017	30,169
Thereafter	99,164
$537,639

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2013:

Dollars in thousands	Amount	Percent
Three months or less	$53,212	13.6%
Three through six months	23,785	6.1%
Six through twelve months	82,135	21.0%
Over twelve months	232,620	59.3%
Total	$391,752	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30, 2013
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at September 30	$45,200	$8,963
Average balance outstanding for the period	22,834	2,745
Maximum balance outstanding at
any month end during period	45,200	8,963
Weighted average interest rate for the period	0.27%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.26%	0.25%

	Year Ended December 31, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at December 31	$3,000	$958
Average balance outstanding for the year	12,291	957
Maximum balance outstanding at
any month end	20,000	958
Weighted average interest rate for the year	0.24%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.25%	0.25%

	Nine Months Ended September 30, 2012
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at September 30	$20,000	$957
Average balance outstanding for the period	13,294	956
Maximum balance outstanding at
any month end during period	20,000	957
Weighted average interest rate for the period	0.23%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.26%	0.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Long-term borrowings:  Our long-term borrowings of $163.5million, $203.3 million and $203.7 million at September 30, 2013, December 31, 2012, and September 30, 2012 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at September 30,		December 31,
Dollars in thousands	2013	2012	2012
Long-term FHLB advances	$82,624	$122,718	$122,693
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loans	8,916	9,026	8,575
Total	$163,540	$203,744	$203,268

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

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2013 was 3.89% compared to 3.92% for the first nine months of 2012.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at September 30, 2013, December 31, 2012, and September 30, 2012.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2013, December 31, 2012, and September 30, 2012.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2013	$24	$-	$-
	2014	82,527	-	-
	2015	1,909	10,000	-
	2016	28,911	-	-
	2017	918	-	-
	Thereafter	49,251	6,800	19,589
		$163,540	$16,800	$19,589

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first nine months of 2013 or 2012.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2013 and 2012, our stock compensation expense and related deferred taxes were insignificant.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of activity in our Plans during the first nine months of 2013 and 2012 is as follows:

	For the Nine Months Ended September 30,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	249,700	$18.98	317,180	$18.17
Granted	-	-	-	-
Exercised	(15,200)	5.27	-	-
Forfeited	(1,750)	19.69	-	-
Expired	(39,700)	23.41	(22,800)	5.12
Outstanding, September 30	193,050	$19.14	294,380	$19.18

Other information regarding options outstanding and exercisable at September 30, 2013 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	19,550	$4.86	3.50	$74	17,550	$5.13	$62
6.01 - 10.00	28,200	9.14	2.89	7	27,600	9.20	6
10.01 - 17.50	2,300	17.43	0.42	-	2,300	17.43	-
17.51 - 20.00	38,500	17.80	3.25	-	38,500	17.80	-
20.01 - 25.93	104,500	25.04	2.99	-	104,500	25.04	-

	193,050	19.14		$81	190,450	19.35	$68

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$49,535
Construction loans	32,534
Other loans	42,196
Standby letters of credit	1,759
Total	$126,024

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2013, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital (to risk weighted assets)
Summit	$143,494	14.5%	$79,423	8.0%	$99,279	10.0%
Summit Community	154,155	15.5%	79,497	8.0%	99,371	10.0%
Tier I Capital (to risk weighted assets)
Summit	120,221	12.1%	39,712	4.0%	59,567	6.0%
Summit Community	141,682	14.3%	39,748	4.0%	59,623	6.0%
Tier I Capital (to average assets)
Summit	120,221	8.9%	54,291	4.0%	67,863	5.0%
Summit Community	141,682	10.4%	54,336	4.0%	67,920	5.0%

As of December 31, 2012
Total Capital (to risk weighted assets)
Summit	138,593	14.0%	79,391	8.0%	99,238	10.0%
Summit Community	148,803	15.0%	79,484	8.0%	99,354	10.0%
Tier I Capital (to risk weighted assets)
Summit	115,221	11.6%	39,695	4.0%	59,543	6.0%
Summit Community	136,231	13.7%	39,742	4.0%	59,613	6.0%
Tier I Capital (to average assets)
Summit	115,221	8.3%	55,591	4.0%	69,489	5.0%
Summit Community	136,231	9.8%	55,581	4.0%	69,476	5.0%

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

	Nine Months Ended September 30, 2013
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$30,237	$-	$(1,436)	$-	$28,801
Provision for loan losses	3,500	-	-	-	3,500
Net interest income after provision for loan losses	26,737	-	(1,436)	-	25,301
Other income	4,857	3,457	815	(815)	8,314
Other expenses	22,723	3,266	1,158	(815)	26,332
Income (loss) before income taxes	8,871	191	(1,779)	-	7,283
Income tax expense (benefit)	2,534	79	(612)	-	2,001
Net income (loss)	6,337	112	(1,167)	-	5,282
Dividends on preferred shares	-	-	582	-	582
Net income (loss) applicable to common shares	$6,337	$112	$(1,749)	$-	$4,700
Intersegment revenue (expense)	$(734)	$(81)	$815	$-	$-
Average assets	$1,431,835	$6,329	$155,522	$(213,202)	$1,380,484

	Nine Months Ended September 30, 2012
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$31,264	$-	$(1,340)	$-	$29,924
Provision for loan losses	6,002	-	-	-	6,002
Net interest income after provision for loan losses	25,262	-	(1,340)	-	23,922
Other income	6,681	3,371	765	(783)	10,034
Other expenses	25,583	2,980	1,223	(783)	29,003
Income (loss) before income taxes	6,360	391	(1,798)	-	4,953
Income tax expense (benefit)	1,772	156	(583)	-	1,345
Net income (loss)	4,588	235	(1,215)	-	3,608
Dividends on preferred shares	-	-	583	-	583
Net income (loss) applicable to common shares	$4,588	$235	$(1,798)	$-	$3,025
Intersegment revenue (expense)	$(706)	$(77)	$783	$-	$-
Average assets	$1,486,808	$6,495	$154,011	$(218,207)	$1,429,107

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2013
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,025	$-	$(487)	$-	$9,538
Provision for loan losses	1,000	-	-	-	1,000
Net interest income after provision for loan losses	9,025	-	(487)	-	8,538
Other income	1,758	1,105	272	(272)	2,863
Other expenses	7,060	1,078	365	(272)	8,231
Income (loss) before income taxes	3,723	27	(580)	-	3,170
Income tax expense (benefit)	1,087	12	(201)	-	898
Net income (loss)	2,636	15	(379)	-	2,272
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$2,636	$15	$(573)	$-	$2,078
Intersegment revenue (expense)	$(251)	$(21)	$272	$-	$-
Average assets	$1,409,870	$6,377	$153,596	$(205,332)	$1,364,511

	Three Months Ended September 30, 2012
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,381	$-	$(446)	$-	$9,935
Provision for loan losses	2,000	-	-	-	2,000
Net interest income after provision for loan losses	8,381	-	(446)	-	7,935
Other income	2,312	1,049	261	(261)	3,361
Other expenses	8,904	1,023	361	(261)	10,027
Income (loss) before income taxes	1,789	26	(546)	-	1,269
Income tax expense (benefit)	430	10	(168)	-	272
Net income (loss)	1,359	16	(378)	-	997
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,359	$16	$(572)	$-	$803
Intersegment revenue (expense)	$(235)	$(26)	$261	$-	$-
Average assets	$1,473,356	$6,579	$155,168	$(220,005)	$1,415,098

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the cash flows of certain liabilities.  Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based upon a notional amount and an underlying as specified in the contract.  A notional amount represents the number of units of a specific item, such as currency units.  An underlying represents a variable, such as an interest rate or price index.  The amount of cash or other asset delivered from one party to the other is determined based upon the interaction of the notional amount of the contract with the underlying.  Derivatives can also be implicit in certain contracts and commitments.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

In accordance with ASC 815, Derivatives and  Hedging, all derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

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

Other derivative instruments -  For risk management purposes that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting.  These derivative instruments are accounted for at fair value with changes in fair value recorded in the income statement.

We have entered into a $40 million notional forward-starting, pay-fixed/receive LIBOR interest rate swap with an effective date of July 18, 2016, which was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.98% for a 3 year period.

A summary of this sole derivative financial instrument as of September 30, 2013 follows:

	September 30, 2013
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$40,000	$-	$117	$-
	$40,000	$-	$117	$-

On October 23, 2013, we entered into a $30 million notional forward-starting, pay-fixed/receive LIBOR interest rate swap with an effective date of April 18, 2016, which was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.89% for a 4.5 year period.

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

Interest earning assets declined by 3.27% for the first nine months in 2013 compared to the same period of 2012 while our net interest earnings on a tax equivalent basis decreased 3.95%.  Our tax equivalent net interest margin decreased 2 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2013	2012	2013	2012
Community banking	$2,636	$1,359	$6,337	$4,588
Insurance	15	16	112	235
Parent	(573)	(572)	(1,749)	(1,798)
Consolidated net income	$2,078	$803	$4,700	$3,025

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Community Banking – During third quarter 2013, we performed the Step 0 assessment of our goodwill of our community banking reporting unit and determined that it was not more likely than not that the fair value was less than its carrying value.  In performing the qualitative Step 0 assessments, we considered certain events and circumstances  such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than its carrying amount. No indicators of impairment were noted as of September 30, 2013.

Insurance Services – During third quarter 2013, we performed the Step 0 assessment of our goodwill of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2%, and a discount rate of 10.0% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2013, therefore Step 2 testing was not necessary.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Deferred Income Tax Assets:  At September 30, 2013, we had net deferred tax assets of $12.9 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2013.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2013 increased to $4.7 million, or $0.55 per diluted share as compared to $3.0 million or $0.38 per diluted share for the same period of 2012.  Net income applicable to common shares for the quarter ended September 30, 2013 totaled $2.1 million, or $0.24 per diluted share as compared to $803,000, or $0.10 per diluted share for the quarter ended September 30, 2012.  Earnings for both the quarter and nine months ended September 30, 2013 were positively impacted by lower provisions for loan losses and lower  write-downs of foreclosed properties to their estimated fair values.  The provision for loan losses was $3.5 million and $6.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Included in earnings for the nine months ended September 30, 2013 was $535,000 in losses on the sales of assets, primarily foreclosed properties, and $3.1 million of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first nine months of 2013 were 6.46% and 0.51%, respectively, compared with 4.54% and 0.34% for the same period of 2012.

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

Our net interest income on a fully tax-equivalent basis totaled $29.8 million for the nine months ended September 30, 2013 compared to $31.1 million for the same period of 2012, representing a decrease of $1.2 million or 4.0%.  While our earnings on interest earning assets decreased $5.8 million, this decrease was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 3.27% from $1.30 billion during the first nine months of 2012 to $1.26 billion for the first nine months of 2013.  Average interest bearing liabilities declined 4.33% from $1.22 billion at September 30, 2012 to $1.17 billion at September 30, 2013, at an average yield for the first nine months of 2013 of 1.61% compared to 2.05% for the same period of 2012.

Our consolidated net interest margin decreased to 3.17% for the nine months ended September 30, 2013, compared to 3.19% for the same period in 2012. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2013 compared to September 30, 2012, both the yields on earning assets and the cost of our interest bearing funds decreased by 44 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$948,870	$38,038	5.36%	$965,227	$41,811	5.79%
Tax-exempt (2)	5,560	298	7.17%	6,776	368	7.25%
Securities
Taxable	220,669	2,851	1.73%	235,885	4,592	2.60%
Tax-exempt (2)	76,021	2,776	4.88%	70,753	3,009	5.68%
Federal funds sold and interest
bearing deposits with other banks	7,706	4	0.07%	22,737	31	0.18%
Total interest earning assets	1,258,826	43,967	4.67%	1,301,378	49,811	5.11%

Noninterest earning assets
Cash & due from banks	4,430			4,195
Premises and equipment	21,006			21,684
Other assets	111,948			120,041
Allowance for loan losses	(15,726)			(18,191)
Total assets	$1,380,484			$1,429,107

Interest bearing liabilities
Interest bearing demand deposits	$178,911	$193	0.14%	$167,843	$247	0.20%
Savings deposits	195,907	875	0.60%	206,953	1,054	0.68%
Time deposits	566,172	7,007	1.65%	545,121	8,839	2.17%
Short-term borrowings	25,579	50	0.26%	14,250	25	0.23%
Long-term borrowings
and capital trust securities	203,019	5,997	3.95%	288,305	8,575	3.97%
Total interest bearing liabilities	1,169,588	14,122	1.61%	1,222,472	18,740	2.05%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	94,139			92,362
Other liabilities	7,698			8,273
Total liabilities	1,271,425			1,323,107

Shareholders' equity - preferred	9,319			9,326
Shareholders' equity - common	99,740			96,674
Total liabilities and
shareholders' equity	$1,380,484			$1,429,107
Net interest earnings		$29,845			$31,071
Net yield on interest earning assets			3.17%			3.19%

(1) For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $1,045,000 and $1,147,000 for the periods ended
September 30, 2013 and September 30, 2012, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2013 versus September 30, 2012
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(705)	$(3,068)	$(3,773)
Tax-exempt	(66)	(4)	(70)
Securities
Taxable	(281)	(1,460)	(1,741)
Tax-exempt	212	(445)	(233)
Federal funds sold and interest
bearing deposits with other banks	(13)	(14)	(27)
Total interest earned on
interest earning assets	(853)	(4,991)	(5,844)

Interest paid on:
Interest bearing demand
deposits	15	(69)	(54)
Savings deposits	(54)	(125)	(179)
Time deposits	329	(2,161)	(1,832)
Short-term borrowings	22	3	25
Long-term borrowings and capital
trust securities	(2,527)	(51)	(2,578)
Total interest paid on
interest bearing liabilities	(2,215)	(2,403)	(4,618)

Net interest income	$1,362	$(2,588)	$(1,226)

Noninterest Income

Total noninterest income decreased to $8.31 million for the first nine months of 2013, compared to $10.03 million for the same period of 2012, with fewer realized securities gains being the primary negative component.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Insurance commissions	$1,057	$1,052	$3,373	$3,352
Service fees related to deposit accounts	1,106	1,074	3,202	3,163
Realized securities gains (losses)	132	760	116	2,245
Other-than-temporary impairment of securities	(38)	(39)	(118)	(375)
Bank owned life insurance income	229	257	703	781
Other	377	257	1,038	868
Total	$2,863	$3,361	$8,314	$10,034

Other-than-temporary impairment of securities:  During the first nine months of 2013, we recorded non-cash other-than temporary impairment charges of $118,000 related to certain residential mortgage-backed securities which we continue to own.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Expense

Total noninterest expense decreased 17.9% and 9.2% for the quarter and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2013	$	%	2012	2013	$	%	2012
Salaries, commissions, and employee benefits	$4,050	$110	2.8%	$3,940	$12,155	$422	3.6%	$11,733
Net occupancy expense	454	(22)	-4.6%	476	1,387	(58)	-4.0%	1,445
Equipment expense	578	5	0.9%	573	1,724	(53)	-3.0%	1,777
Professional fees	263	(29)	-9.9%	292	885	13	1.5%	872
Amortization of intangibles	88	-	0.0%	88	263	-	0.0%	263
FDIC premiums	503	(7)	-1.4%	510	1,558	26	1.7%	1,532
Foreclosed properties expense	262	(94)	-26.4%	356	836	(99)	-10.6%	935
(Gain) loss on sale of foreclosed properties	(17)	(1)	6.3%	(16)	546	(37)	-6.3%	583
Write-down of foreclosed properties	654	(1,917)	-74.6%	2,571	3,078	(3,036)	-49.7%	6,114
Other	1,396	159	12.9%	1,237	3,900	151	4.0%	3,749
Total	$8,231	$(1,796)	-17.9%	$10,027	$26,332	$(2,671)	-9.2%	$29,003

Salaries, commissions, and employee benefits;   Salaries, commissions, and employee benefits increased during the first nine months of 2013 compared to the first nine months of 2012 primarily as a result of general merit raises.

Foreclosed properties expense:  Foreclosed properties expense has decreased in 2013 due to our lower balance of foreclosed properties.

Writedown of foreclosed properties:  During the first nine months of 2013, we recorded $3.08 million in charges to writedown certain OREO properties to fair value less estimated costs to sell as part of our normal, ongoing re-appraisal process.  Continued volatility in the real estate markets could result in further writedowns of these properties in the foreseeable future.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

We recorded $3.5 million and $6.0 million provisions for loan losses for the first nine months of 2013 and 2012, respectively.  This decline is a result of lower levels of specific reserves, based upon the fair value of collateral method in measuring impairment, necessary on newly identified impaired loans at September 30, 2013 compared to September 30, 2012.

As illustrated in Table V below, our non-performing assets have decreased since year end 2012.

Table V - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2013	2012	2012
Accruing loans past due 90 days or more	$-	$-	$-
Nonaccrual loans
Commercial	2,557	5,343	5,002
Commercial real estate	3,795	2,803	2,556
Commercial construction and development	3,761	428	-
Residential construction and development	9,128	16,333	13,641
Residential real estate	12,385	18,809	16,522
Consumer	145	88	55
Total nonaccrual loans	31,771	43,804	37,776
Foreclosed properties
Commercial real estate	9,961	11,802	11,835
Commercial construction and development	11,161	17,683	17,597
Residential construction and development	20,585	23,769	23,074
Residential real estate	3,596	2,779	3,666
Total foreclosed properties	45,303	56,033	56,172
Repossessed assets	-	-	6
Total nonperforming assets	$77,074	$99,837	$93,954

Total nonperforming loans as a
percentage of total loans	3.34%	4.57%	3.96%
Total nonperforming assets as a
percentage of total assets	5.55%	7.11%	6.77%
Allowance for loan losses as a
percentage of nonperforming loans	41.04%	40.68%	47.47%
Allowance for loan losses as a
percentage of period end loans	1.37%	1.86%	1.88%

The following table details the activity regarding our foreclosed properties for the three months and nine months ended September 30, 2013 and 2012.

Table VI - Foreclosed Property Activity	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Beginning balance	$47,257	$60,068	$56,172	$63,938
Acquisitions	60	241	2,858	5,262
Improvements	90	155	197	677
Disposals	(1,449)	(1,860)	(10,846)	(7,309)
Writedowns to fair value	(655)	(2,571)	(3,078)	(6,114)
Reclassification of covered loans	-	-	-	(421)
Balance Sept 30	$45,303	$56,033	$45,303	$56,033

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at September 30, 2013.

Table IX - Significant Nonperforming Loan Relationships
September 30, 2013
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Eastern Panhandle WV	Commercial development & commercial real estate	Aug. 2006 & Apr. 2007	Aug. 2013	$5,240	Collateral Value	$8,179	(1)	$-	$-
Shenandoah Valley VA	Commerical real estate	Dec. 2009	Aug. 2013	$1,442	Collateral value	$1,400	(1)	$182	$-
Northern VA	Single family residence	Aug. 2007, Oct. 2007 & Sept. 2008	Dec. 2011	$9,000	Collateral value	$10,000	(1)	$1,000	$3,565
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$5,936	Collateral value	$6,713	(1)	$-	$2,477
Southcentral WV	UCC Business Assets & Residential Subdivision	Feb. 2003, Mar. 2008 & Apr. 2008	May 2011 & Jul. 2011	$1,220	Collateral value	$1,620	(2)	$571	$-

(1) - Values are based upon recent external appraisal.
(2) - Value is based upon current appraisal on the real estate and most recent estimate on business assets.

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and TDRs.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of September 30, 2013, approximately 59% of our impaired loans required no reserves or have been charged down to their fair value.

At September 30, 2013, December 31, 2012, and September 30, 2012, our allowance for loan losses totaled $13.0 million, or 1.37% of total loans, $17.9 million, or 1.88% of total loans and $17.8 million, or 1.86% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2013 decline is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

At September 30, 2013, December 31, 2012, and September 30, 2012, we had approximately $45.3 million, $56.2 million and $56.0 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets increased slightly to $1.388 billion at September 30, 2013, compared to $1.387 billion at December 31, 2012.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2012 and September 30, 2013.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		September 30,
Dollars in thousands	2012	Amount	Percentage	2013
Assets
Securities available for sale	$281,539	9,719	3.5%	$291,258
Loans, net of unearned interest	937,168	2,001	0.2%	939,169

Liabilities
Deposits	$1,027,125	$(10,390)	-1.0%	$1,016,735
Short-term borrowings	3,958	50,205	1268.4%	54,163
Long-term borrowings	203,268	(39,728)	-19.5%	163,540
Subordinated debentures	16,800	-	0.0%	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	-	0.0%	19,589

Loans increased 0.2% and securities increased 3.5% during the first nine months of 2013.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Deposits decreased approximately $10.4 million during the first nine months of 2013; brokered deposits decreased approximately $15.9 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first nine months of 2013.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2013 and December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $560 million or 40.4% of total consolidated assets at September 30, 2013.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $393 million.  As of September 30, 2013 and December 31, 2012, these advances totaled approximately $128 million and $126 million, respectively.  At September 30, 2013, we had additional borrowing capacity of $265 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2013 was approximately $84 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $560 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $275 million aside from its FHLB line, which would result in a funding source of approximately $233 million.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

•	Presently has $560 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2013 totaled $108.8 million compared to $108.6 million at December 31, 2012.

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

Summit Community received regulatory approval for and paid an upstream dividend of $1.0 million to Summit during third quarter 2013, representing the first such dividend since second quarter 2008.  Although dividends from Summit Community are the principal source of funds to pay dividends, interest, and principal payments on Summit’s preferred stock, subordinated debentures (including those owed to unconsolidated subsidiary trusts), and term borrowings, we currently have sufficient cash on hand to continue to service our subordinated debentures and term borrowing obligations as well as the expected dividend payments on our preferred stock through mid-2015.  Nevertheless, we can make no assurances that we will continue to have sufficient funds available for Summit’s debt service and for distributions to the holders of our preferred stock.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2013.

Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2013	$24	$-	$61
2014	82,527	-	204
2015	11,909	-	38
2016	28,911	-	-
2017	918	-	-
Thereafter	56,051	19,589	-
Total	$180,340	$19,589	$303

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2013 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2013
Commitments to extend credit:
Revolving home equity and
credit card lines	$49,535
Construction loans	32,534
Other loans	42,196
Standby letters of credit	1,759
Total	$126,024

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2013.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limit, which is a 10% reduction in net interest income over the ensuing twelve month period.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Change in	Estimated % Change in Net
Interest Rates	Interest Income Over:
(basis points)	0-12 Months	13-24 Months
Down 100 (1)	-0.61%	1.55%
Up 200 (1)	-4.51%	-4.91%
Up 400 (2)	-3.72%	-9.91%

(1) assumes a parallel shift in the yield curve
(2) assumes 400 bp increase over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2013, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2013 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Julie R. Cook,
Vice President and Chief Accounting Officer

Date: November 12, 2013

EXHIBIT INDEX

Exhibit No.	Description	Page Number

(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)

11	Statement re: Computation of Earnings per Share	16

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (XBRL)

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