Form 10-K
period 2013-12-31
SUMMIT FINANCIAL GROUP INC
filed 2014-03-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2013, was approximately $46,147,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2014, was 7,454,222.

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
Annual Meeting of Shareholders to be held May 15, 2014

ii

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

All operational and support functions that are transparent to clients are centralized in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office.  The central office provides services such as data processing, deposit operations, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, human resources administration, and other financial and administrative services. The banking offices work closely with us to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $1 million.  We generally do not seek loans of more than $5 million but will consider larger lending relationships exhibiting above-average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

We segment our loan portfolio in to the following major lending categories: commercial, commercial real estate, construction and development, residential real estate, and consumer. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory, and equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction, both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction, and undeveloped land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties, commercial loans secured by one-to-four family residence, and home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans and recreational vehicle loans, as well as personal secured and unsecured loans.

Our loan underwriting guidelines and standards are consistent with the prudent banking practices applicable to the relevant exposure and are updated periodically and presented to the Board of Directors for approval. The purpose of these standards and guidelines are:  to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of our primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize losses by carefully investigating the credit history of each applicant; verify the source of repayment and the ability of the applicant to repay; collateralize those loans in which collateral is deemed to be required; exercise care in the documentation of the application, review, approval, and origination process; and administer a comprehensive loan collection program.

Our real estate underwriting loan-to-value (“LTV”) policy limits are at or below current bank regulatory guidelines, as follows:

	Regulatory	Summit
	LTV	LTV
	Guideline	Policy Limit
Undeveloped land	65%	65%
Land development	75%	70%
Construction:
Commercial, multifamily, and other non-residential	80%	80%
1-4 family residential, consumer borrower	85%	85%
1-4 family residential, commercial borrower	85%	80%
Improved property:
Residential real estate - nonowner occupied	85%	85%
Commercial real estate - owner occupied	85%	80%
Commercial real estate - nonowner occupied	85%	80%
Owner occupied 1-4 family	90%	85%
Home equity	90%	90%

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $156.5 million as of December 31, 2013.  As of this date, we had loans approximating $54.4 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$1.1	million
Land development	$6.6	million
Construction:
Commercial, multifamily, and other non-residential	$-	million
1-4 family residential, consumer borrower	$-	million
1-4 family residential, commercial borrower	$-	million
Improved property:
Residential real estate - nonowner occupied	$5.6	million
Commercial real estate - owner occupied	$23.9	million
Commercial real estate - nonowner occupied	$1.0	million
Owner occupied 1-4 family	$14.5	million
Home equity	$1.7	million

Our underwriting standards and practice are designed to originate both fixed and variable rate loan products, consistent with the underwriting guidelines discussed above. Adjustable rate and variable rate loans are underwritten, giving consideration both to the loan’s initial rate and to higher assumed rates, commensurate with reasonably anticipated market conditions.  Accordingly, we want to insure that adequate primary repayment capacity exists to address both future increases in interest rates and fluctuations in the underlying cash flows available for repayment.  Historically, we have not offered “payment option ARM” loans.  Further, we have had no loan portfolio products which were specifically designed for “sub-prime” borrowers (defined as consumers with a credit score of less than 599).

Supervision and Regulation

General

We are subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”), the West Virginia Division of Financial Institutions, the Securities and Exchange Commission (the “SEC”), and other federal and state regulators.  As a financial holding company, we are subject to the restrictions of the Bank Holding Company Act of 1956, as amended (“BHCA”), are registered pursuant to its provisions, and are subject to examination by the FRB.  As a financial holding company doing business in West Virginia, we are also subject to regulation by and must submit annual reports to the West Virginia Division of Financial Institutions.

The BHCA prohibits the acquisition by a financial holding company of direct or indirect ownership of more than five percent (5%) of the voting shares of any bank within the United States without prior approval of the FRB. With certain exceptions, a financial holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company that is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking or managing or controlling banks.

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

The BHCA permits us to purchase or redeem our own securities.  However, Regulation Y provides that prior notice must be given to the FRB if the total consideration for such purchase or consideration, when aggregated with the net consideration paid by us for all such purchases or redemptions during the preceding 12 months is equal to ten percent (10%) or more of our consolidated net worth.  Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well capitalized; (ii) the financial holding company is well managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  The FRB also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1 million for each day the activity continues.

Summit Community, our only bank subsidiary, is subject to West Virginia banking statutes and regulations, and is primarily regulated by the West Virginia Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to regulations promulgated by the FRB.  As a member of the FDIC, Summit Community’s deposits are insured as required by federal law.  Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of Summit Community.  These examinations are conducted primarily to protect depositors and not shareholders.  In addition to these regular examinations, the Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

Because we are a public company, we are subject to regulation by the SEC.  SEC regulations require us to disclose certain types of business and financial data on a regular basis to the SEC and to our shareholders.  We are required to file annual, quarterly and current reports with the SEC.  We prepare and file an annual report on Form 10-K with the SEC that contains detailed financial and operating information, as well as a management response to specific questions about our operations.  SEC regulations require that our annual reports to shareholders contain certified financial statements and other specific items such as management’s discussion and analysis of our financial condition and results of operations.  We must also file quarterly reports with the SEC on Form 10-Q that contain detailed financial and operating information for the prior quarter and we must file current reports on Form 8-K to provide the pubic with information on recent material events.

In addition to periodic reporting to the SEC, we are subject to proxy rules and tender offer rules issued by the SEC.  Our officers, directors and principal shareholders (holding 10% or more of our stock) must also submit reports to the SEC regarding their holdings of our stock and any changes to such holdings, and they are subject to short-swing profit liability.  Because we are traded on the NASDAQ, we are also subject to the listing standards of NASDAQ.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, sweeping financial regulatory reform legislation, entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), was signed into law.  The Dodd-Frank Act, which is complex and broad in scope, established the Bureau of Consumer Financial Protection (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring systemic risk.  We will be required to comply with the Consumer Financial Protection Act and the CFPB’s rules; however, these rules will be enforced by our primary regulator, the FRB, not the CFPB.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies, including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  Although the regulations that directly affect our business have been adopted, many of the provisions of the Dodd-Frank Act are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for our business will depend to some extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. Some examples of non-banking activities which presently may be performed by a financial holding company are: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for the holding company and its subsidiaries; acting as an insurance agent or a broker; acting as an underwriter for credit life insurance, which is directly related to extensions of credit by the financial holding company system; providing courier services for certain financial documents; providing management consulting advice to non-affiliated banks; selling retail money orders having a face value of not more than $1,000, traveler’s checks and U.S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting, under certain circumstances, as futures commission merchant for non-affiliated persons in the execution and clearance on major commodity exchanges of futures contracts and options.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Capital Requirements” and “Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012.  On December 10, 2013, the Federal Reserve adopted final rules implementing the Volker Rule.   Compliance requirements with the final rule, which will become effective on April 1, 2014, are staged over time.   Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that the Volcker Rule will have a material effect on our operations as we do not generally engage in the activities prohibited by the Volcker Rule. We may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

The BHC Act, the Bank Merger Act, the West Virginia Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of our liquidity is dividends from Summit Community. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Summit Community is also subject to limitations under West Virginia state law regarding the level of dividends that may be paid.

In addition, the Company and Summit Community are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

We are presently restricted from paying dividends on our common shares as discussed in Item 1A. – Risk Factors on page 14 and and in Note 16 of our consolidated financial statements on page 87.

Credit and Monetary Policies and Related Matters

Summit Community is affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit.  The operations of Summit Community are affected by the policies of government regulatory authorities, including the FRB, which regulates money and credit conditions through open-market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits.  These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments.  The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future.  Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

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

Capital Requirements

As a financial holding company, we are subject to FRB risk-based capital guidelines.  The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets.  Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis.  The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.  Summit Community is subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

• Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

• Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

We, like other financial holding companies, currently are required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).   Summit Community, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Financial holding companies and banks are also currently required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2013 are set forth in the table in Note 16 of the notes to the consolidated financial statements on page 87.

Basel III Capital Rules.   In July 2013, the Company’s and Summit Community’s federal banking regulators published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and depository institutions, including the Company and Summit Community, compared to the current U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  The Basel III Capital Rules are effective for the Company and Summit Community on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Summit Community to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•           4.5% CET1 to risk-weighted assets.
•           6.0% Tier 1 capital to risk-weighted assets.
•           8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Furthermore, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios under current capital standards. However, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Company and Summit Community, may make a one-time permanent election to continue to exclude these items. The Company and Summit Community expect to make this election in order to minimize variations in the level of capital.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.  However, for holding companies of depository institutions with less than $15 billion in consolidated total assets as of December 31, 2009, the rules do not require a phase out of trust preferred securities issued prior to May 19, 2010. This means that, for these institutions, including the Company, trust preferred securities issued prior to May 19, 2010 are permanently grandfathered as Tier 1 or Tier 2 capital instruments.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to Summit Community, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.  Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Basel III Capital Rules continue to apply the existing risk-based standard for residential mortgage loans which includes a 50% risk-weight for prudently underwritten first-lien mortgages that are not past due.

Management believes that, as of December 31, 2013, the Company and Summit Community would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements.  FDICIA establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of ten percent (10%) or greater, a Tier 1 risk-based capital ratio of six percent (6%) or greater and a Tier 1 leverage ratio of five percent (5%) or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2013.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”).  Under the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods.  Further, such assessment is also required of any financial holding company that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution.  In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.  On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve (12) categories with three (3) assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”).  In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”).  The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities.  Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

In the most recent CRA examination by the bank regulatory authorities, Summit Community was given a “satisfactory” CRA rating.

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

Dodd-Frank centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.  The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards.  The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services.  Banks with less than $10 billion in assets, such as Summit Community, will be subject to these federal consumer financial laws, but will continue to be examined for compliance by the FDIC, its primary federal banking regulator.

On January 10, 2013, the CFPB issued final regulations implementing provisions of the Dodd-Frank Act that require all creditors to determine a consumer’s ability to repay a mortgage loan before making a loan.  The final rule, referred to as the Ability-to Repay (ATR)/Qualified Mortgage (QM) standards, provide that a lender making a special type of loan, known as a Qualified Mortgage, is entitled to presume that the loan complies with the ATR safe harbor requirements.  The rule establishes different types of Qualified Mortgages that are generally identified as loans with restrictions on loan features, limits on fees being charged and underwriting requirements.    The ATR/QM standards are effective for loan applications taken on or after January 10, 2014.

USA Patriot Act of 2001

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes.  Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Pursuant to Title V of the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:

•          provide notice to our customers regarding privacy policies and practices,
•	inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties, and
•	give our customers an option to prevent certain disclosure of such information to non-affiliated third parties

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  SOA requires our Chief Executive Officer and Chief Financial Officer each to certify that Summit’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in Summit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

      Furthermore, in response to the directives of the SOA, NASDAQ adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the NASDAQ Capital Market (the market on which our common stock is listed for trading).  The new NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of “independent” members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

Transactions with Affiliates

Federal law restricts subsidiary banks of a financial holding company from making certain extensions of credit to the parent financial holding company or to any of its subsidiaries; from investing in the holding company stock; and limits the ability of a subsidiary bank to take its parent company stock as collateral for the loans of any borrower. Additionally, federal law prohibits a financial holding company and its subsidiaries from engaging in certain tie-in arrangements in conjunction with the extension of credit or furnishing of services.

There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our non-banking affiliates.  Among other restrictions, such transactions between the bank and any one affiliate (including Summit) generally will be limited to ten percent (10%) of the bank’s capital and surplus, and transactions between the bank and all affiliates will be limited to twenty percent (20%) of the bank’s capital and surplus.  Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

In addition, any transaction by a bank with an affiliate and any sale of assets or provisions of services to an affiliate generally must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Of particular note, banking laws limit the total amount we can lend to any one borrower generally to 15 percent of Summit Community’s Tier 1 capital plus its allowance for loan losses.  Summit Community evaluated the risks and rewards of lending up to this legal lending limit, and established a self-imposed lending limit equal to 75 percent of its legal lending limit. Accordingly, institutions larger than Summit Community have a natural competitive advantage to serve the loan needs of larger clients as their legal lending limits are proportionally greater than ours.

In addition to competing with other banks and mortgage companies, we compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises.  In addition, competition for money market accounts from securities brokers has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors, such as money market funds.  We take an aggressive competitive posture, and intend to continue vigorously competing for market share within our service areas by offering competitive rates and terms on both loans and deposits.

Employees

At February 14, 2014, we employed 224 full-time equivalent employees.

Available Information

Our Internet website address is www.summitfgi.com, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such filed reports with the SEC are accessible through this website free of charge as soon as reasonably practicable after we electronically file such reports with the SEC.  The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing with the SEC.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	34
	b. Analysis of Net Interest Earnings	33
	c. Rate Volume Analysis of Changes in Interest Income and Expense	36
2.	Investment Portfolio
	a. Book Value of Investments	38
	b. Maturity Schedule of Investments	38
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	38
3.	Loan Portfolio
	a. Types of Loans	37
	b. Maturities and Sensitivity to Changes in Interest Rates	69
	c. Risk Elements	39
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	43
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	34-35
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	80
6.	Return on Equity and Assets	33
7.	Short-term Borrowings	80

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

RISKS RELATING TO THE ECONOMIC ENVIRONMENT

Our business may be adversely affected by conditions in financial markets and economic conditions generally.

Our business is concentrated in the West Virginia and the Northern Virginia market areas.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The U.S. economy was in recession from December 2007 through June 2009.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have improved, certain sectors remain weak and unemployment remains high.  Continued financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or customers, which could adversely affect our financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets.  Deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect real estate values and the job market have resulted, and may continue to result, in deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future charge-offs.

•
We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

      Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, or other institutional firms.  Defaults by financial services institutions, and even rumors or questions about a financial institution or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or other institutions.  Any such losses could adversely affect our financial condition or results of operations.

RISKS RELATING TO OUR BUSINESS

We are subject to extensive government regulation and supervision.

The Company and Summit Community are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

See the section captioned “Supervision and Regulation” included in Item 1. Business on page 1.

We are subject to certain supervisory actions by bank supervisory authorities that could have a material negative effect on our business, financial condition and the value of our common stock.

      On October 25, 2012, the Bank entered into a revised MOU (“Bank MOU”) which replaced the informal Memorandum of Understanding between the Bank, the FDIC, and the West Virginia Division of Financial Institutions effective September 24, 2009 and subsequently amended on February 1, 2011.  A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  In general, the Bank MOU includes provisions substantially similar to those in the prior Bank MOU with the exception that several provisions deemed no longer applicable by the regulatory authorities were removed and a provision relative to reducing the Bank’s levels of classified assets was added.

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

▪	developing and submitting to regulatory authorities a written plan to reduce the Bank’s risk exposure in each adversely classified credit relationship in excess of $1 million and all OREO;

▪	establishing procedures to report all loans with balances exceeding $500,000 that have credit weaknesses or that fall outside of the Bank’s policy;

▪	annually reviewing the organizational structure and operations of the Bank’s loan department;

▪	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

▪	reviewing overall liquidity objectives and developing and submitting to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities;

▪	preparing comprehensive budgets and earnings forecasts for the Bank and submitting reports comparing actual performance to the budget plan;

▪	maintaining a minimum Tier 1 Leverage Capital ratio of at least eight percent (8%) and a Total Risk-based Capital ratio of at least eleven percent (11%);

▪	not paying any cash dividends without the prior written consent of the banking regulators; and,

▪	providing quarterly progress reports to the Bank’s regulatory authorities detailing steps taken to comply with the Bank MOU.

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

  Dividends from the Bank are our principal source of funds to pay dividends and interest payments on our common stock, preferred stock, trust preferred debt and subordinated debt.  Summit Community received regulatory approval for and paid two upstream dividends to Summit totaling $2.0 million during 2013.   We currently have sufficient cash on hand to continue to service our trust preferred and subordinated debt obligations as well as the expected dividend payments on our preferred stock through at least early 2016. Nevertheless, we can make no assurances that we will continue to have sufficient funds available for distributions to the holders of our preferred stock or that such dividends will continue to be permitted by our regulatory authorities.

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

      Although we and the Bank both qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2013, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

      If the bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC.  Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions.  These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers.  If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety (90) days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

      Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept broker deposits, but all banks that are not well capitalized could be restricted from accepting such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  These restrictions could materially and adversely affect our ability to access lower costs funds and thereby decrease our future earnings capacity.

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

      Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve (12) months.  An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) that are categorized as “well capitalized,” (iii) that were found to be well managed and whose composite rating was outstanding and (iv) that have not been subject to a change in control during the last twelve (12) months, need only be examined by the FDIC once every eighteen (18) months.

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

      We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2013, our allowance for loan losses totaled $12.7 million, which represents approximately 1.33% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

      In addition, the FDIC as well as the West Virginia Division of Financial Institutions review our allowance for loan and lease losses and may require us to establish additional reserves.  Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We are subject to changes in public policy due to Health Care Reform that can adversely affect the markets for our insurance agency subsidiary’s products and services and our profitability.

In March 2010, President Obama signed into law Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) which makes broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and will significantly impact the business operations and financial results of our insurance agency subsidiary, which markets and sells employee benefit products, including health insurance.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

We do business with other financial institutions that could experience financial difficulty.

We do business through the purchase and sale of Federal funds, check clearing and through the purchase and sale of loan participations with other financial institutions.  Because these financial institutions have many risks, as do we, we could be adversely affected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

      We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital, if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We rely on funding sources to meet our liquidity needs, such as brokered deposits and FHLB borrowings, which are generally more sensitive to changes in interest rates and can be adversely affected by general economic conditions.

      We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2013, brokered deposits totaled $143.3 million, or approximately 14.3% of our total deposits, compared to brokered deposits in the amount of $190.4 million or approximately 18.5% of our total deposits at December 31, 2012.  As of December 31, 2013, approximately $36.1 million in brokered deposits, or approximately 25.2% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

      We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2013, our FHLB borrowings maturing within one year totaled $131.5 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We operate in a very competitive industry and market.

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

      Changes in interest rates could reduce income and cash flow.  Our income and cash flow depend primarily on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings.  Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, will influence loan originations, purchases of investments, volumes of deposits, and rates received on loans and investment securities and paid on deposits.  Our results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve.

Our business is subject to significant government regulation.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the West Virginia Division of Financial Institutions, the FRB and the FDIC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations.  The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

As a result, significant new legislation and regulatory reforms passed in the past three (3) years and future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations.  New legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, assess fees, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

      In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system.  The final rule redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rule bases assessments on an institution’s total assets, less tangible capital, as opposed to total deposits.  Since the new base is larger than the prior base, the FDIC also lowered the assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry.  The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  Either an increase in the Risk Category of Summit Community or adjustments to the base assessment rates could have a material adverse effect on our earnings.  In addition, the FDIC may impose special assessments in the future as a part of its restoration plan.

We rely heavily on our management team, and the unexpected loss of key officers could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

      Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management.  Our senior executive officers have been instrumental in the development and management of our business.  The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  We have not established a detailed management succession plan.  Accordingly, should we lose the services of any of our senior executive officers, our Board of Directors may have to search outside of Summit Financial Group for a qualified permanent replacement.  This search may be prolonged, and we cannot assure you that we will be able to locate and hire a qualified replacement.  If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

An interruption or breach in security of our information systems may result in a loss of customer business and have an adverse effect on our results of operations, financial condition and cash flows.

      We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  Although we have policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of our communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that they will be adequately addressed.  The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on our results of operations, financial condition and cash flows.

Changes in accounting standards could impact reported earnings.

The accounting standard setting bodies, including the Financial Accounting Standards Board and other regulatory bodies, periodically change the financial accounting and reporting standards affecting the preparation of financial statements.  These changes are not within our control and could materially impact our financial statements.

Our business is dependent on technology, and our inability to invest in technological improvements may adversely affect our results of operations, financial condition and cash flows.

      The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in its operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our results of operations, financial condition and cash flows.

The negative economic effects caused by terrorist attacks, including cyber attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits and demand for our financial products, such as loans.

High inflation, natural disasters, acts of terrorism, including cyber attacks, an escalation of hostilities or other international or domestic occurrences and other factors could have a negative impact on the economy of the Mid-Atlantic regions in which we operate.  An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in our bank and the stability of our deposit funding sources.  An additional economic downturn could also have a significant impact on the demand for our products and services.  The cumulative effect of these matters on our results of operations and financial condition could be adverse and material.

Our vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, our business and a negative impact on results of operations.

We have entered into subcontracts for the supply of current and future services, such as data processing, mortgage loan processing and servicing.  These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements.  Failure to do so could substantially harm our business.

We often purchase services from vendors under agreements that typically can be terminated on a periodic basis.  There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so.  Risks of relying on vendors include the following:

•
If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products, and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.

•	Agreements we may negotiate in the future may commit us to certain minimum spending obligations. It is possible that we will not be able to create the market demand to meet such obligations.

•
If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply and may result in substantial delays in meeting market demand.

•	We may not be able to control or adequately monitor the quality of services we receive from our vendors. Poor quality services could damage our reputation with our customers.

Potential problems with vendors such as those discussed above could have a significant adverse effect on our business, lead to higher costs and damage our reputation with our customers and, in turn, have a material adverse effect on our financial condition and results of operations.

Our potential inability to integrate companies we may acquire in the future could have a negative effect on our expenses and results of operations.

On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company.  If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected.  A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition.  Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

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

      Under the terms of the Bank MOU, Summit Community may pay dividends to us if they give thirty (30) days prior notice to the FDIC and the West Virginia Division of Financial Institutions and they do not object.  Summit Community received regulatory approval for and paid two upstream dividends to Summit totaling $2.0 million during 2013. In addition, under the terms of the Holding Company MOU, we have suspended all cash dividends on our common stock until further notice. Dividends on all preferred stock, including the Series 2009 and Series 2011 preferred stock, as well as interest payments on subordinated notes underlying our trust preferred securities, continue to be permissible.  However, no assurances can be given that such payments will be permitted in the future if we experience additional deterioration in our financial condition.

The market price for shares of our common stock may fluctuate.

      The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects.  Such risks may include:

▪	Operating results that vary from the expectations of management, securities analysts and investors;
▪	Developments in our business or in the financial sector generally;
▪	Regulatory changes affecting our industry generally or our businesses and operations;
▪	The operating and securities price performance of companies that investors consider to be comparable to us;
▪	Announcements of strategic developments, acquisitions and other material events by us or our competitors;
▪	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities;
▪	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stocks, commodity, credit or asset valuations or volatility;
▪	Changes in securities analysts’ estimates of financial performance;
▪	Volatility of stock market prices and volumes;
▪	Rumors or erroneous information;
▪	Changes in market valuations of similar companies;
▪	Changes in interest rates;
▪	New developments in the banking industry;
▪	Variations in our quarterly or annual operating results;
▪	New litigation or changes in existing litigation; and
▪	Regulatory actions

Our executive officers and directors own shares of our common stock, allowing management to have an impact on our corporate affairs.

      As of February 28, 2014 our executive officers and directors beneficially own 31.35% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future and by the conversion of our Series 2009 or Series 2011 Preferred Stock.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May 2008, as of December 31, 2013, 177,410 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders, a new officer stock option plan was approved, providing for 350,000 shares of common stock to be available for issuance under the plan.  As of December 31, 2013, 8,000 shares of our common stock are issuable under options granted in connection with our 2009 Plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

We have also issued 3,710 shares of our Series 2009 Preferred Stock and 11,938 shares of our Series 2011 Preferred Stock.  The conversion of some or all of the Series 2009 or Series 2011 Preferred Stock will dilute the ownership interest of our existing common shareholders.

The market price of the Series 2009 and Series 2011 preferred stock will be directly affected by the market price of our common stock, which may be volatile.

      To the extent that a secondary market for the Series 2009 or Series 2011 preferred stock develops, we believe that the market price of the Series 2009 or Series 2011 preferred stock will be significantly affected by the market price of our common stock.  We cannot predict how the shares of our common stock will trade in the future.  This may result in greater volatility in the market price of the Series 2009 or Series 2011 preferred stock than would be expected for nonconvertible preferred stock.  The market price of our common stock will likely continue to fluctuate in response to a number of factors, including the following, most of which are beyond our control:

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

  The number of shares of our common stock that the holders of Series 2009 or Series 2011 preferred stock are entitled to receive, upon conversion of a share of their preferred stock, is subject to adjustment for certain events arising from increases in cash dividends on our common stock, dividends or distributions in common stock or other property, certain issuances of stock purchase rights, certain self-tender offers, subdivisions, splits and combinations of the common stock and certain other actions by us that modify our capital structure.  We will not adjust the conversion rate for other events, including offerings of common stock for cash by us or in connection with acquisitions.  There can be no assurance that an event that adversely affects the value of the Series 2009 or Series 2011 preferred stock, but does not result in an adjustment to the conversion rate, will not occur.  Further, if any of these other events adversely affects the market price of our common stock, it may also adversely affect the market price of the Series 2009 or Series 2011 preferred stock.  In addition, we are not restricted from offering common stock in the future or engaging in other transactions that could dilute our common stock.

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

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our shareholders.

      We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2013 and 2012.

      Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
      Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2013, our total interest payments on these junior subordinated debentures approximated $523,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $127,000.

     The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under FRB guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to twenty-five percent (25%) of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

     We have also issued $16.8 million of subordinated debt. In 2008, $10.0 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of seven and one-half (7.5) years, and is not prepayable by us within the first two and one-half (2.5) years. During 2009, $5.0 million was issued to an affiliate of a director of Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of ten percent (10%) per annum, a term of ten (10) years, and are not prepayable by us within the first five (5) years.   Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under FRB guidelines, until the debt is within five (5) years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by twenty percent (20%) each year until maturity.  Our total interest payments on this subordinated debt in 2013 were approximately $1,038,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $243,000.
Holders of our Series 2009 and Series 2011 Preferred Stock have rights senior to those of our common shareholders.

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

      Our amended and restated articles of incorporation could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or could otherwise adversely affect the price of our common stock.  For example, our amended and restated articles of incorporation contain advance notice requirements for nominations for election to our Board of Directors. We also have a staggered board of directors, which means that only one-third (1/3) of our Board of Directors can be replaced by shareholders at any annual meeting.

Our stock price can be volatile.

Stock price volatility may make it more difficult for our shareholders to resell their common stock when they want and at prices they find attractive.  Our stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•     Actual or anticipated negative variations in quarterly results of operations;

•     Negative recommendations by securities analysts;

•     Poor operating and stock price performance of other companies that investors deem comparable to us;

•     News reports relating to negative trends, concerns, and other issues in the financial services industry or the economy in general;

•     Negative perceptions in the marketplace regarding us and/or our competitors;

•     New technology used, or services offered, by competitors;

•     Adverse changes in interest rates or a lending environment with prolonged low interest rates;

•     Adverse changes in the real estate market;

•     Negative economic news;

•     Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•     Adverse changes in government regulations; and

•     Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease, regardless of operating results.

Your shares are not an insured deposit.

      Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

OTHER RISKS

      Additional factors could have a negative effect on our financial performance and the value of our common stock.  Some of these factors are general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2013, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia, and Leesburg, Virginia, offices of Summit Community, and also leases a location in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on page 78.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 14 of our consolidated financial statements on page 85.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Capital Market under the symbol “SMMF.”  The following table presents cash dividends paid per share and information regarding bid prices per share of Summit's common stock for the periods indicated.  The bid prices presented are based on information reported by NASDAQ and may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and not represent actual transactions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Dividends paid	$-	$-	$-	$-
High Bid	7.41	9.55	9.50	10.00
Low Bid	4.89	6.55	7.75	8.32

2012
Dividends paid	$-	$-	$-	$-
High Bid	4.51	7.14	5.40	5.32
Low Bid	2.68	3.77	3.60	4.50

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the FRB.  We are presently restricted from paying dividends on our common shares as discussed in Item 1A. – Risk Factors on page 14 and in Note 16 of our consolidated financial statements on page 87.  Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Under the terms of the Bank MOU, Summit Community may not pay dividends to us without the prior written consent of the FDIC and the West Virginia Division of Financial Institutions.  Summit Community received regulatory approval for and paid two upstream dividends to Summit totaling $2.0 million during 2013, the first of such dividends paid since 2008.

As of February 21, 2014, there were approximately 1,223 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	-	$-	-	-
November 1, 2013 - November 30, 2013	-	-	-	-
December 1, 2013 - December 31, 2013	17,000	9.40	-	-

                                                                                                      (a)  Shares purchased under the Employee Stock Ownership Plan.

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five (5) years ended December 31, 2013.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended
	(unless otherwise noted)
Dollars in thousands, except per share amounts	2013	2012	2011	2010	2009
Summary of Operations
Interest income	$57,280	$63,884	$71,047	$79,672	$89,536
Interest expense	18,477	24,064	31,203	39,520	45,994
Net interest income	38,803	39,820	39,844	40,152	43,542
Provision for loan losses	4,500	8,500	10,000	21,350	20,325
Net interest income after provision
for loan losses	34,303	31,320	29,844	18,802	23,217
Noninterest income	11,209	12,879	11,906	10,998	6,389
Noninterest expense	34,756	37,267	36,641	34,730	32,487
Income (loss) before income taxes	10,756	6,932	5,109	(4,930)	(2,881)
Income tax expense (benefit)	2,688	1,219	1,035	(2,955)	(2,165)
Net income (loss)	8,068	5,713	4,074	(1,975)	(716)
Dividends on preferred shares	775	777	371	297	74
Net income (loss) applicable to common shares	$7,293	$4,936	$3,703	$(2,272)	$(790)

Balance Sheet Data (at year end)
Assets	$1,386,227	$1,387,104	$1,450,121	$1,477,570	$1,584,625
Securities available for sale	288,780	281,539	286,599	271,730	271,654
Loans	937,070	937,168	965,516	995,319	1,137,336
Deposits	1,003,812	1,027,125	1,016,500	1,036,939	1,017,338
Short-term borrowings	62,769	3,958	15,956	1,582	49,739
Long-term borrowings	163,516	203,268	270,254	304,109	381,492
Shareholders' equity	111,072	108,555	102,566	89,821	90,660

Credit Quality
Net loan charge-offs	$9,774	$8,279	$9,512	$21,126	$20,258
Nonperforming assets	72,346	93,954	116,641	92,235	107,504
Allowance for loan losses	12,659	17,933	17,712	17,224	17,000

Per Share Data
Earnings per share
Basic earnings	$0.98	$0.66	$0.50	$(0.31)	$(0.11)
Diluted earnings	0.84	0.60	0.49	(0.31)	(0.11)

Book value per common share (at year end) (A)	11.55	11.31	10.68	11.01	11.19
Tangible book value per common share (at year end) (A)	10.72	10.44	9.78	9.90	10.04
Cash dividends	-	-	-	-	0.06

Performance Ratios
Return on average equity	7.38%	5.36%	4.32%	-2.60%	-0.90%
Return on average assets	0.58%	0.40%	0.28%	-0.15%	-0.05%
Equity to assets	8.0%	7.8%	7.1%	6.1%	5.7%

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

DESCRIPTION OF BUSINESS

We are a $1.39 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 17 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 224 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2013

•	Net income for 2013 totaled $7.29 million compared to $4.94 million in 2012. Net income grew despite charges related to the writedowns of Other Real Estate Owned (“OREO” properties) to fair value.

•	Other than temporary impairment of securities declined to $118,000 in 2013 compared to $451,000 in 2012 and $2.6 million in 2011.

•
Our allowance for loan losses totaled 1.33% of total loans at December 31, 2013, compared to 1.88% at December 31, 2012, with our provision for loan losses totaling $4.5 million in 2013 compared to $8.5 million during 2012.

•
In 2013, nonperforming assets decreased each quarter, reaching $72.3 million at year end, their lowest levels since 2008. We continue to manage our problem assets through a combination of asset sales, loan workouts and charge-offs. However, disposition of foreclosed real estate remains difficult to achieve as the return of our real estate markets to normal activity levels has been slow.

•	The impact of foregone net interest income from nonaccruing loans continues to negatively impact the margin.

•
We remained well capitalized by regulatory capital guidelines at December 31, 2013, with our leverage ratio at its highest level in seven years and our total risk-based capital ratio at its highest level in thirteen years.

OUTLOOK

In the years following the 2008 financial crisis, Summit’s focus has been to weather its impact by limiting growth, strengthening capital and liquidity, while maintaining marginal profitability as economic conditions improved.  Looking forward, while the Company will continue to be somewhat negatively impacted by its elevated levels of nonperforming assets, management anticipates positive trends in earnings, while levels of problem assets will trend downward.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, fair value measurements, and deferred income tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Deferred Income Tax Assets:  At December 31, 2013, we had net deferred tax assets of $12.6 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax assets at December 31, 2013. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 17 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand-alone business.  Net income by segment follows:

Dollars in thousands	2013	2012	2011
Community banking	$9,606	$7,022	$4,715
Insurance	120	273	232
Parent and other	(2,433)	(2,359)	(1,244)
Consolidated net income	$7,293	$4,936	$3,703

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 47.8% during 2013 reaching $7.29 million, compared to $4.94 million in 2012, which was 33.3% greater than 2011’s $3.70 million.  On a per share basis, the income applicable to common shares was $0.84, $0.60 and $0.49 per diluted share in 2013, 2012 and 2011, respectively, representing 40.0% and 22.4% increases in 2013 and 2012, respectively.  Return on average equity was 7.38% in 2013 compared to 5.36% in 2012 and 4.32% in 2011.  Return on average assets for the year ended December 31, 2013 was 0.58% compared to 0.40% in 2012 and 0.28% in 2011.  Included in 2013’s net income was $3.7 million of write-downs of OREO properties to fair value.  A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2013, 2012 and 2011 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $40.2 million, $41.3 million, and $41.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, representing a decrease of 2.7% in 2013 and 0.1% in 2012.  During 2013 and 2012, the volumes of both interest earning assets and interest bearing liabilities declined.  While our earnings on interest earning assets decreased $6.7 million in 2013, this decline was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities.  During 2012, these reductions were nearly offset by lower yields on both interest earning assets and interest bearing liabilities while during 2011, these reductions were more than offset by lower yields on both interest earnings assets and interest bearing liabilities.  Total average earning assets decreased 3.7% to $1.25 billion at December 31, 2013 from $1.30 billion at December 31, 2012.   Total average interest bearing liabilities decreased 3.5% to $1.17 billion at December 31, 2013, compared to $1.21 billion at December 31, 2012.  As identified in Table II, tax equivalent net interest income decreased $1.1 million in 2013 and $49,000 during 2012.

  Our net interest margin was 3.22% for 2013 compared to 3.19% and 3.08% for 2012 and 2011, respectively.  Our net interest margin increased 3 basis points in 2013 and 11 basis points in 2012.  The continuing low interest rate environment throughout 2013 and 2012 has served to positively impact our net interest margin due to our liability sensitive balance sheet.  The cost of interest bearing liabilities decreased 41 and 44 basis points for 2013 and 2012, respectively, which more than offset the 35 basis point decrease in each 2013 and 2012 in the yield on interest earning assets.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

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

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates
	Average Balances
Dollars in thousands	2013	2012	2011	2010	2009
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$949,616	$963,209	$987,315	$1,082,537	$1,184,571
Tax-exempt (2)	5,440	6,628	5,105	5,965	8,045
Securities
Taxable	208,588	233,560	252,901	253,529	271,820
Tax-exempt (2)	75,707	71,937	63,894	40,048	46,740
Federal Funds sold and interest
bearing deposits with other banks	7,821	19,731	33,690	16,373	1,335
	1,247,172	1,295,065	1,342,905	1,398,452	1,512,511
Noninterest earning assets
Cash and due from banks	4,381	4,188	4,022	4,267	18,282
Premises and equipment	20,926	21,578	22,620	23,742	23,646
Other assets	125,629	118,427	118,408	104,907	60,656
Allowance for loan losses	(15,152)	(18,157)	(18,161)	(19,226)	(18,293)
Total assets	$1,382,956	$1,421,101	$1,469,794	$1,512,142	$1,596,802

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$181,413	$170,698	$152,552	$147,513	$154,233
Savings deposits	195,398	203,908	207,226	188,233	112,712
Time deposits	556,644	548,044	601,925	605,663	632,988
Short-term borrowings	34,098	13,248	4,238	16,172	99,497
Long-term borrowings and
subordinated debentures	202,237	276,092	315,900	380,235	429,481
	1,169,790	1,211,990	1,281,841	1,337,816	1,428,911
Noninterest bearing liabilities
Demand deposits	94,943	94,243	85,247	73,971	71,281
Other liabilities	8,951	8,256	8,474	9,597	8,666
Total liabilities	1,273,684	1,314,489	1,375,562	1,421,384	1,508,858

Shareholders' equity - preferred	9,313	9,326	4,738	3,519	3,519
Shareholders' equity - common	99,959	97,286	89,494	87,239	84,425
Total liabilities and
shareholders' equity	$1,382,956	$1,421,101	$1,469,794	$1,512,142	$1,596,802

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $689,000,
$720,000, and $573,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,396,000, $1,500,000, and $1,525,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates (continued)
	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$50,505	$55,248	$58,911	$65,643	$71,405	5.32%	5.74%	5.97%	6.06%	6.03%
Tax-exempt (2)	388	483	402	476	665	7.13%	7.29%	7.87%	7.98%	8.27%
Securities
Taxable	4,131	5,689	9,106	11,922	15,602	1.98%	2.44%	3.60%	4.70%	5.74%
Tax-exempt (2)	3,647	3,929	4,080	2,670	3,150	4.82%	5.46%	6.39%	6.67%	6.74%
Federal Funds sold and interest
bearing deposits with other banks	5	35	72	31	13	0.06%	0.18%	0.21%	0.19%	0.97%
	$58,676	$65,384	$72,571	$80,742	$90,835	4.70%	5.05%	5.40%	5.77%	6.01%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$255	$325	$391	$583	$784	0.14%	0.19%	0.26%	0.40%	0.51%
Savings deposits	1,152	1,361	1,899	2,323	1,774	0.59%	0.67%	0.92%	1.23%	1.57%
Time deposits	8,985	11,472	15,983	18,131	22,407	1.61%	2.09%	2.66%	2.99%	3.54%
Short-term borrowings	95	31	8	80	573	0.28%	0.23%	0.19%	0.49%	0.58%
Long-term borrowings and
subordinated debentures	7,991	10,875	12,921	18,403	20,457	3.95%	3.94%	4.09%	4.84%	4.76%
	$18,478	$24,064	$31,202	$39,520	$45,995	1.58%	1.99%	2.43%	2.95%	3.22%

Net Interest Earnings	$40,198	$41,320	$41,369	$41,222	$44,840

Net Interest Margin						3.22%	3.19%	3.08%	2.95%	2.96%

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $689,000,
$720,000, and $573,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,396,000, $1,500,000, and $1,525,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2013 Versus 2012			2012 Versus 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$(771)	$(3,972)	$(4,743)	$(1,417)	$(2,246)	$(3,663)
Tax-exempt	(85)	(10)	$(95)	113	(32)	$81
Securities
Taxable	(567)	(991)	$(1,558)	(653)	(2,764)	$(3,417)
Tax-exempt	199	(481)	$(282)	481	(632)	$(151)
Federal funds sold and interest
bearing deposits with other banks	(14)	(16)	(30)	(26)	(11)	(37)
Total interest earned on
interest earning assets	(1,238)	(5,470)	(6,708)	(1,502)	(5,685)	(7,187)

Interest paid on
Interest bearing demand
deposits	19	(89)	(70)	43	(109)	(66)
Savings deposits	(55)	(154)	(209)	(29)	(509)	(538)
Time deposits	177	(2,664)	(2,487)	(1,341)	(3,170)	(4,511)
Short-term borrowings	57	7	64	21	2	23
Long-term borrowings and
subordinated debentures	(2,918)	34	(2,884)	(1,582)	(464)	(2,046)
Total interest paid on
interest bearing liabilities	(2,720)	(2,866)	(5,586)	(2,888)	(4,250)	(7,138)

Net interest income	$1,482	$(2,604)	$(1,122)	$1,386	$(1,435)	$(49)

Noninterest Income

Noninterest income totaled 0.81%, 0.91%, and 0.81%, of average assets in 2013, 2012, and 2011, respectively.  Noninterest income totaled $11.2 million in 2013 compared to $12.9 million in 2012, and $11.9 million in 2011, with insurance commissions, service fees from deposit accounts and realized securities gains being the primary positive components and other-than-temporary impairment of securities being the largest negative component.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2013	2012	2011
Insurance commissions	$4,429	$4,433	$4,461
Service fees related to deposit accounts	4,326	4,255	4,125
Mortgage origination revenue	244	207	208
Realized securities gains	240	2,348	4,006
Other-than-temporary impairment of securities	(118)	(451)	(2,646)
Bank owned life insurance income	994	1,109	846
Other	1,094	978	906
Total	$11,209	$12,879	$11,906

Noninterest Expense

Noninterest expense was well controlled in both 2013 and 2012.  These expenses totaled $34.8 million, $37.3 million, and $36.6 million, or 2.5%, 2.6%, and 2.5% of average assets for each of the years ended December 31, 2013, 2012, and 2011.  Total noninterest expense decreased $2.5 million in 2013 compared to 2012 and increased $626,000 in 2012 compared to 2011.  Our most notable change in noninterest expense during 2013 was the reduction in write-downs of foreclosed properties.  Table IV below shows the breakdown of these changes.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2013	$	%	2012	$	%	2011
Salaries, commissions, and employee benefits	$16,178	$646	4.2%	$15,532	$(301)	-1.9%	$15,833
Net occupancy expense	1,853	(86)	-4.4%	1,939	4	0.2%	1,935
Equipment expense	2,303	(46)	-2.0%	2,349	6	0.3%	2,343
Supplies	318	(27)	-7.8%	345	21	6.5%	324
Professional fees	1,181	20	1.7%	1,161	(212)	-15.4%	1,373
Advertising	243	6	2.5%	237	80	51.0%	157
Amortization of intangibles	351	-	0.0%	351	-	0.0%	351
FDIC premiums	2,060	(7)	-0.3%	2,067	(356)	-14.7%	2,423
Foreclosed properties expense	1,045	(176)	-14.4%	1,221	(237)	-16.3%	1,458
Loss (gain) on sales of foreclosed properties	518	(159)	-23.5%	677	972	-329.5%	(295)
Write-downs of foreclosed properties	3,722	(3,140)	-45.8%	6,862	211	3.2%	6,651
Other	4,984	458	10.1%	4,526	438	10.7%	4,088
Total	$34,756	$(2,511)	-6.7%	$37,267	$626	1.7%	$36,641

Write-downs of foreclosed properties:    These write-downs declined in 2013 as the majority of our foreclosed properties had been written to fair value prior to 2013, and 2013 reappraisals did not result in as significant write-downs as in 2012 and 2011.  Although management expects the decreasing trend to continue, we do not expect the trend to be at levels experienced in 2013.

Other:  The increase in other expenses during 2013 is primarily attributable to four categories:  1) debit card expense increased $146,000 due to increased usage, and an increase in service provider charges, 2) internet banking expense increased $87,000 due to higher volume of users, 3) deferred director compensation plan expense increased $210,000 due to increase in market value of liabilities and 4) controllable write-offs increased $112,000 due to consumer loan fee refunds.  The increase during 2012 of other expenses is primarily the result of a refund of Virginia business franchise taxes during 2011.  This refund is a result of OREO property taxes paid in Virginia being an allowable offset to taxable capital for business franchise tax calculation purposes.

Income Tax Expense/Benefit

Income tax expense for the years ended December 31, 2013, 2012 and 2011 totaled $2.69 million, $1.22 million, and $1.04 million, respectively.  Refer to Note 12 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets decreased during 2013 to $1.38 billion, a decrease of 2.7% below 2012's average of $1.42 billion, and our year end December 31, 2013 assets were $877,000 less than December 31, 2012.  Average assets decreased 3.3% in 2012, from $1.47 billion in 2011.  Significant changes in the components of our balance sheet in 2013 and 2012 are discussed below.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
Dollars in thousands	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$88,405	9.3%	$85,908	9.0%	$99,101	10.1%	$97,261	9.6%	$122,508	10.6%
Commercial real estate	430,804	45.3%	430,837	45.0%	429,531	43.5%	423,011	41.7%	465,037	40.2%
Construction and
development	86,712	9.1%	83,155	8.7%	96,013	9.8%	112,840	11.1%	162,080	14.1%
Residential mortgage	321,541	33.8%	331,980	34.7%	334,688	34.0%	352,328	34.7%	372,867	32.2%
Consumer	19,900	2.1%	20,658	2.2%	22,377	2.3%	23,886	2.4%	28,203	2.4%
Other	3,279	0.4%	3,703	0.4%	2,765	0.3%	4,840	0.5%	5,652	0.5%

Total loans	$950,641	100.0%	$956,241	100.0%	$984,475	100.0%	$1,014,166	100.0%	$1,156,347	100.0%

Total net loans averaged $955.1 million in 2013, which represented 69% of total average assets compared to $969.8 million in 2012, or 68% of total average assets.  We have slowed our loan growth due to the current weakened economic conditions in our market areas and limited availability of new capital resources.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2013.

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

Securities

Securities comprised approximately 20.8% of total assets at December 31, 2013 compared to 20.3% at December 31, 2012.  Average securities approximated $284.3 million for 2013 or 6.9% less than 2012's average of $305.5 million. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2013, 2012 and 2011, we took other-than-temporary non-cash impairment charges of $118,000, $451,000, and $2.6 million, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

At December 31, 2013, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2013, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies
and corporations	$94	4.0%	$740	4.0%	$8,652	3.1%	$19,614	2.1%
Residential mortgage backed securities:
Government sponsored agencies	53,155	2.7%	92,498	2.8%	5,586	3.2%	4,031	3.4%
Nongovernment sponsored entities	5,027	5.0%	4,879	4.1%	1,005	3.6%	608	4.6%
State and political
subdivisions	3,217	6.3%	4,047	3.8%	18,715	3.5%	63,696	4.4%
Corporate debt securities	-	-	974	1.9%	2,999	2.0%	-	-
Other	-	-	-	-	-	-	77	-

Total	$61,493	3.1%	$103,138	2.9%	$36,957	3.2%	$88,026	3.8%

Deposits

Total deposits at December 31, 2013 decreased $23.3 million or 2.3% compared to December 31, 2012.  We have strengthened our focus on growing core transaction accounts, which is reflected by their growth over the past five years, increasing 25.5% since 2009.

Table VII - Deposits
Dollars in thousands	2013	2012	2011	2010	2009
Noninterest bearing demand	$92,837	$100,592	$88,655	$74,604	$74,119
Interest bearing demand	186,578	175,706	158,483	150,291	148,587
Savings	193,446	193,039	208,809	177,053	188,419
Time deposits	530,951	557,788	560,553	634,991	606,213
Total deposits	$1,003,812	$1,027,125	$1,016,500	$1,036,939	$1,017,338

See Table I for average deposit balance and rate information by deposit type for 2013, 2012, 2011, 2010 and 2009, and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2013.

Borrowings

Lines of Credit:  We have remaining available lines of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $330.8 million at December 31, 2013.  We use these lines primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $86.1 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2013, which is primarily secured by consumer loans, construction loans, and commercial and industrial loans and a $6.0 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $58.8 million from $4.0 million at December 31, 2012 to $62.8 million at December 31, 2012.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however over the past four years long-term borrowings have been reduced significantly as our balance sheet contracted.  Total long-term borrowings of $163.5 million at December 31, 2013 and $203.3 million at December 31, 2012 consisted primarily of funds borrowed on available lines of credit from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.  Long-term borrowings from the FHLB totaled $82.6 million at December 31, 2013, compared to $122.7 million outstanding at December 31, 2012.  At December 31, 2013, we had two term loans which are secured by the common stock of our subsidiary bank.  $5.4 million bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017, and $3.5 million bears a fixed rate of 8% with a final maturity of 2023.  At December 31, 2012, we had one term loan secured by the common stock of our subsidiary bank, with an interest rate of prime minus 50 basis points, maturing in 2017, with an outstanding balance of $8.6 million.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured reverse repurchase agreements totaled $72.0 million at December 31, 2013.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt totaling $16.8 million at December 31, 2013 and 2012.  Subordinated debt qualifies as Tier 2 regulatory capital until the debt is within 5 years of maturity, at which time, the qualifying amount is decreased by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years.  During 2008, $10.0 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, and has a term of 7.5 years.

ASSET QUALITY

While recent economic data points to a stabilizing real estate market, general economic conditions remain weak when compared to pre-2008 levels.   As a result, we continue to experience elevated levels of loan delinquencies and nonperforming assets.  Although Management anticipates loan delinquencies and nonperforming assets will remain higher than pre-recession levels, we do expect trends of improvement to continue.

Table VIII presents a summary of non-performing assets at December 31, as follows:

Table VIII - Nonperforming Assets

Dollars in thousands	2013	2012	2011	2010	2009
Accruing loans past due 90 days or more
Commercial	$-	$-	$-	$-	$23
Residential construction & development	-	-	344	-	-
Residential real estate	-	-	-	1,442	156
Consumer	-	-	-	-	20
Other	-	-	-	-	2
Total accruing loans 90+ days past due	-	-	344	1,442	201
Nonaccrual loans
Commercial	1,224	5,002	3,260	1,318	408
Commercial real estate	2,318	2,556	7,163	2,686	35,217
Commercial construction & development	3,782	-	1,052	-	11,553
Residential construction & development	9,048	13,641	22,289	10,049	14,775
Residential real estate	2,446	16,522	18,187	6,075	4,407
Consumer	128	55	145	141	381
Total nonaccrual loans	18,946	37,776	52,096	20,269	66,741
Foreclosed properties
Commercial	-	-	-	597	-
Commercial real estate	9,903	11,835	15,721	14,745	4,788
Commercial construction & development	11,125	17,597	17,101	17,021	2,028
Residential construction & development	20,485	23,074	27,877	34,377	30,230
Residential real estate	11,879	3,666	3,239	3,495	3,247
Total foreclosed properties	53,392	56,172	63,938	70,235	40,293
Repossessed assets	8	6	263	289	269
Total nonperforming assets	$72,346	$93,954	$116,641	$92,235	$107,504

Total nonperforming loans as a
percentage of total loans	1.99%	3.96%	5.33%	2.14%	5.79%

Total nonperforming assets as a
percentage of total assets	5.22%	6.77%	8.04%	6.24%	6.78%

Allowance for loan losses as a
percentage of nonperforming loans	66.82%	47.47%	33.78%	79.33%	25.40%

Allowance for loan losses as a
percentage of period end loans	1.33%	1.88%	1.80%	1.70%	1.47%

The following table details our most significant nonperforming loan relationships at December 31, 2013.

Table IX - Significant Nonperforming Loan Relationships
December 31, 2013
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Eastern Panhandle WV	Commercial development & commercial real estate	Aug. 2006 & Apr. 2007	Aug. 2013	$5,171	Collateral Value	$8,464	(1)	$-	$-
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$5,936	Collateral value	$4,617	(1)	$1,781	$2,477

(1) - Values are based upon recent external appraisal.

Refer to Note 5 Loans, for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2013, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above, an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of December 31, 2013, approximately 68% of our impaired loans required no reserves or have been charged down to their fair value.

At December 31, 2013 and 2012, our allowance for loan losses totaled $12.7 million, or 1.33% of total loans and $17.9 million, or 1.88% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2013 decline is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Table X presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table X - Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$1,323	9.3%	$782	9.0%	$770	10.1%	$323	9.6%	$401	10.6%
Commercial real estate	1,610	45.3%	4,656	45.1%	4,618	43.6%	4,049	41.7%	3,938	40.2%
Construction and
development	5,724	9.1%	5,358	8.7%	7,381	9.8%	8,182	11.1%	8,747	14.0%
Residential real estate	3,904	33.8%	6,984	34.7%	4,749	34.0%	4,376	34.7%	3,626	32.3%
Consumer	48	2.1%	132	2.1%	161	2.3%	263	2.4%	249	2.4%
Other	50	0.4%	21	0.4%	33	0.2%	31	0.5%	39	0.5%
Total	$12,659	100.0%	$17,933	100.0%	$17,712	100.0%	$17,224	100.0%	$17,000	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XI - Allowance for Loan Losses

Dollars in thousands	2013	2012	2011	2010	2009
Balance, beginning of year	$17,933	$17,712	$17,224	$17,000	$16,933
Losses
Commercial	723	1,273	506	601	479
Commercial real estate	1,040	1,442	586	9,239	469
Construction and development	3,596	3,757	3,568	7,937	16,946
Residential real estate	5,359	2,114	5,035	3,836	3,921
Consumer	79	136	162	279	214
Other	162	95	86	233	231
Total	10,959	8,817	9,943	22,125	22,260
Recoveries
Commercial	12	13	35	38	129
Commercial real estate	682	64	92	273	23
Construction and development	187	61	43	331	1,615
Residential real estate	138	228	98	164	29
Consumer	79	95	112	87	90
Other	87	77	51	106	116
Total	1,185	538	431	999	2,002
Net losses	9,774	8,279	9,512	21,126	20,258
Provision for loan losses	4,500	8,500	10,000	21,350	20,325
Balance, end of year	$12,659	$17,933	$17,712	$17,224	$17,000

At December 31, 2013 and 2012, we had approximately $53.4 million and $56.2 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

 LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities, and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $586.0 million or 42.27% of total consolidated assets at December 31, 2013.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $467 million.  At December 31, 2013, we had available borrowing capacity of $331 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2013 was approximately $86 million, which is secured by a pledge of our consumer loans, construction loans, and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2013, our loans decreased approximately $5.4 million, while total deposits decreased $23.3 million.  This additional liquidity need was met primarily by FHLB short-term advances.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•	Presently has $586 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
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
•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $279 million aside from its FHLB line, which would result in a funding source of approximately $237 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $586 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2013, we spent approximately $0.7 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.5 million in 2014, primarily for equipment upgrades.

Management anticipates that the Company’s near term level of assets will remain stable or even increase slightly in comparison with that of the prior year due to an expected continued slowly growing economy.

Capital Compliance:  Our capital position has significantly improved.  This is primarily attributable to an increase in retained earnings due to our return to profitability in 2011, a decline in total assets, and various capital raises over the past five years.  Stated as a percentage of total assets, our equity ratio was 8.0% and 7.8% at December 31, 2013 and 2012, respectively.  At December 31, 2013, we had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum levels required to be considered “well capitalized” of $63.7 million, $44.7 million, and $54.0 million, respectively.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $84.3 million, $56.9 million, and $75.1 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 16 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

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

Dividends:  There were no cash dividends paid on common shares in 2013 or 2012. Future cash dividends will depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions.  As discussed below under Regulatory Matters, we are presently restricted from paying cash dividends on our common stock.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  Presently, as a result of the current bank MOU, the bank is required to give 30 days prior written notice of its intent to pay any cash dividends to its regulatory authorities to give regulatory authorities an opportunity to object. Summit Community received regulatory approval for and paid two upstream dividends to Summit totaling $2.0 million during 2013.

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

See Risks Relating to Our Business beginning on page 15 of the Risk Factors section of this Annual Report on Form 10K for specific details of the MOUs.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2013.

Table XII - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2014	$82,526	$204
2015	11,909	38
2016	28,911	-
2017	918	-
2018	45,017	-
Thereafter	30,624	-
Total	$199,905	$242

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2013 are presented in the following table.  Refer to Note 14 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XIII - Off-Balance Sheet Arrangements

Dollars in thousands
Commitments to extend credit
Revolving home equity and
credit card lines	$51,621
Construction loans	28,549
Other loans	36,495
Standby letters of credit	1,711
Total	$118,376

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  Interest rate risk is our primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of embedded options.  The principal objective of asset/liability management is to minimize interest rate risk and our actions in this regard are taken under the guidance of our Asset/Liability Management Committee (“ALCO”).  The ALCO is comprised of members of the Board of Directors and of members of senior management.  The ALCO actively formulates the economic assumptions that we use in our financial planning and budgeting process and establishes policies which control and monitor our sources, uses and prices of funds.

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2013, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2013.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.70%	0.48%
Up 200 basis points (1)	-10%	-4.88%	-5.21%
Up 400 basis points (2)	-15%	-4.25%	-10.41%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett Foster Toothman, PLLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

H, Charles Maddy, III	Robert S. Tissue	Julie R. Cook
President and	Senior Vice President	Vice President
Chief Executive Officer	and Chief Financial Officer	and Chief Accounting Officer

Moorefield, West Virginia
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Summit Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Summit Financial Group, Inc. and our report, dated March 7, 2014, expressed an unqualified opinion.

Charleston, West Virginia
March 7, 2014

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 7, 2014, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s internal control over financial reporting.

Charleston, West Virginia
March 7, 2014

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2013	2012

ASSETS
Cash and due from banks	$3,442	$3,833
Interest bearing deposits with other banks	8,340	10,969
Cash and cash equivalents	11,782	14,802
Securities available for sale	288,780	281,539
Other investments	7,815	14,658
Loan held for sale	321	226
Loans, net	937,070	937,168
Property held for sale	53,392	56,172
Premises and equipment, net	20,623	21,129
Accrued interest receivable	5,669	5,621
Intangible assets	7,949	8,300
Cash surrender value of life insurance policies	35,611	29,553
Other assets	17,215	17,936
Total assets	$1,386,227	$1,387,104

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$92,837	$100,592
Interest bearing	910,975	926,533
Total deposits	1,003,812	1,027,125
Short-term borrowings	62,769	3,958
Long-term borrowings	163,516	203,268
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	8,669	7,809
Total liabilities	1,275,155	1,278,549
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2013 - 11,938 shares; 2012 - 12,000 shares	5,776	5,807
Common stock and related surplus, $2.50 par value; authorized 20,000,000
shares; issued 2013 - 7,451,022 shares; 2012 - 7,425,472 shares	24,664	24,520
Retained earnings	77,134	69,841
Accumulated other comprehensive income	(21)	4,868
Total shareholders' equity	111,072	108,555

Total liabilities and shareholders' equity	$1,386,227	$1,387,104

                See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2013	2012	2011
Interest income
Interest and fees on loans
Taxable	$50,485	$55,248	$58,910
Tax-exempt	256	319	265
Interest and dividends on securities
Taxable	4,127	5,689	9,105
Tax-exempt	2,407	2,593	2,694
Interest on interest bearing deposits with other banks	5	35	72
Total interest income	57,280	63,884	71,046
Interest expense
Interest on deposits	10,392	13,158	18,273
Interest on short-term borrowings	94	31	7
Interest on long-term borrowings and subordinated debentures	7,991	10,875	12,922
Total interest expense	18,477	24,064	31,202
Net interest income	38,803	39,820	39,844
Provision for loan losses	4,500	8,500	10,000
Net interest income after provision for loan losses	34,303	31,320	29,844
Noninterest income
Insurance commissions	4,429	4,433	4,461
Service fees related to deposit accounts	4,326	4,255	4,125
Realized securities gains	240	2,348	4,006
Bank owned life insurance income	994	1,109	846
Other	1,338	1,185	1,114
Total other-than-temporary impairment loss on securities	(155)	(1,308)	(6,279)
Portion of loss recognized in other comprehensive income	37	857	3,633
Net impairment loss recognized in earnings	(118)	(451)	(2,646)
Total noninterest income	11,209	12,879	11,906
Noninterest expenses
Salaries, commissions, and employee benefits	16,178	15,532	15,833
Net occupancy expense	1,853	1,939	1,935
Equipment expense	2,303	2,349	2,343
Professional fees	1,181	1,161	1,373
Amortization of intangibles	351	351	351
FDIC premiums	2,060	2,067	2,423
Foreclosed properties expense	1,045	1,221	1,458
Loss (gain) on sales of foreclosed properties	518	677	(295)
Write-downs of foreclosed properties	3,722	6,862	6,651
Other	5,545	5,108	4,569
Total noninterest expenses	34,756	37,267	36,641
Income before income tax expense	10,756	6,932	5,109
Income tax expense	2,688	1,219	1,035
Net income	8,068	5,713	4,074
Dividends on preferred shares	775	777	371
Net income applicable to common shares	$7,293	$4,936	$3,703

Basic earnings per common share	$0.98	$0.66	$0.50

Diluted earnings per common share	$0.84	$0.60	$0.49

                See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011

Dollars in thousands	2013	2012	2011
Net income	$8,068	$5,713	$4,074
Other comprehensive income (loss):
Net unrealized gain on cashflow hedge of $803, net of deferred
taxes of $297	506	-	-
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2013 - $37, net of deferred
taxes of $14; 2012 - $857, net of deferred taxes of $326;	(23)	(531)	(2,252)
2011 - $3,633, net of deferred taxes of $1,381
Net unrealized gain (loss) on available for sale debt securities of:
2013 - ($8,527) net of deferred taxes of ($3,155) and reclassification adjustment for net realized gains included in net income of $240;
2012 - $2,550, net of deferred taxes of $969 and reclassification adjustment for net realized gains included in net income of $2,348;
2011 - $8,834, net of deferred taxes of $3,357 and reclassification
adjustment for net realized gains included in net income of $4,006;	(5,372)	1,581	5,477
Total comprehensive income	$3,179	$6,763	$7,299

                See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2013, 2012 and 2011

	Series 2009	Series 2011
	Preferred	Preferred	Common		Accumulated
	Stock and	Stock and	Stock and		Other	Total
	Related	Related	Related	Retained	Comprehensive	Shareholders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	$3,519	$-	$24,508	$61,201	$593	$89,821
Comprehensive income:
Net income	-	-	-	4,074	-	4,074
Other comprehensive income					3,225	3,225
Total comprehensive income						7,299
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	10	-	-	10
Issuance of 12,000 shares Series 2011 Preferred Stock	-	5,807	-	-	-	5,807
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Series 2011 Preferred Stock cash dividends declared ($10.00 per share)	-	-	-	(74)	-	(74)
Balance, December 31, 2011	3,519	5,807	24,518	64,904	3,818	102,566
Comprehensive income:
Net income	-	-	-	5,713	-	5,713
Other comprehensive income					1,050	1,050
Total comprehensive income						6,763
Exercise of stock options	-	-	-	-	-	-
Stock compensation expense	-	-	2	-	-	2
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(296)	-	(296)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(480)	-	(480)
Balance, December 31, 2012	3,519	5,807	24,520	69,841	4,868	108,555
Comprehensive income:
Net income	-	-	-	8,068	-	8,068
Other comprehensive income					(4,889)	(4,889)
Total comprehensive income						3,179
Exercise of stock options	-	-	111	-	-	111
Stock compensation expense	-	-	2	-	-	2
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	-	-	-	(297)	-	(297)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	-	-	-	(478)	-	(478)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(31)	31	-	-	-
Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,068	$5,713	$4,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,161	1,286	1,393
Provision for loan losses	4,500	8,500	10,000
Stock compensation expense	1	2	10
Deferred income tax expense (benefit)	1,786	(502)	(3,383)
Loans originated for sale	(8,754)	(8,258)	(9,427)
Proceeds from loans sold	8,660	8,032	9,770
Securities gains	(240)	(2,348)	(4,006)
Other-than-temporary impairment of securities	118	451	2,646
Loss (gain) on disposal of assets	501	677	(295)
Write-downs of foreclosed properties	3,722	6,862	6,651
Amortization of securities premiums (accretion of discounts), net	6,032	4,622	2,155
Amortization of goodwill and purchase accounting adjustments, net	363	363	363
Tax benefit of exercise of stock options	16	-	-
(Increase) decrease in accrued interest receivable	(48)	163	94
Increase in cash surrender value of bank owned life insurance	(1,058)	(269)	(825)
(Increase) decrease in other assets	2,478	(2,289)	(1,552)
Increase (decrease) in other liabilities	861	(1,259)	564
Net cash provided by operating activities	28,167	21,746	18,232
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	2,669	4,618	8,049
Proceeds from sales of securities available for sale	54,340	72,056	131,950
Principal payments received on securities available for sale	62,179	66,377	57,670
Purchases of securities available for sale	(137,755)	(141,297)	(214,130)
Purchases of other investments	(2,960)	-	(2,000)
Redemption of Federal Home Bank Loan Stock	6,531	4,763	3,796
Proceeds from maturities and calls of other investments	-	2,000	7,999
Net principal payments received from (loans made to) customers	(16,225)	11,906	7,238
Purchases of premises and equipment	(677)	(343)	(384)
Proceeds from disposal of premises and equipment	37	-	-
Proceeds from sale of other repossessed assets & property held for sale	10,654	9,373	13,334
Purchases of life insurance contracts	(5,000)	-	(15,000)
Net cash provided by (used in) investing activities	(26,207)	29,453	(1,478)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	3,524	13,390	53,999
Net decrease in time deposits	(26,837)	(2,764)	(74,438)
Net increase (decrease) in short-term borrowings	58,810	(11,998)	14,373
Net proceeds from long-term borrowings	3,454	-	843
Repayment of long-term borrowings	(43,251)	(66,986)	(34,697)
Net proceeds from issuance of preferred stock	-	-	5,807
Exercise of stock options	96	-	-
Dividends paid on preferred stock	(776)	(731)	(297)
Net cash used in financing activities	(4,980)	(69,089)	(34,410)
Decrease in cash and cash equivalents	(3,020)	(17,890)	(17,656)
Cash and cash equivalents:
Beginning	14,802	32,692	50,348
Ending	$11,782	$14,802	$32,692

                                        See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows-continued

	For the Year Ended December 31,
Dollars in thousands	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest	$18,920	$24,745	$31,775
Income taxes	$1,118	$2,642	$3,250

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$11,823	$8,363	$12,564

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2012 and 2011, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 58
Securities	Note 4	Page 63
Loans	Note 5	Page 68
Allowance for Loan Losses	Note 6	Page 75
Property Held for Sale	Note 7	Page 78
Premises and Equipment	Note 8	Page 78
Intangible Assets	Note 9	Page 78
Securities Sold Under Agreements to Repurchase	Note 11	Page 80
Income Taxes	Note 12	Page 82
Stock Based Compensation	Note 13	Page 83
Earnings Per Share	Note 18	Page 90
Derivative Financial Instruments	Note 19	Page 91

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income amends Topic 220, Comprehensive Income, to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 was effective January 1, 2012 and did not have a significant impact on our financial statements.

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

ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012 and did not have a material impact on our consolidated financial statements.

ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments were effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments are not expected to have a material impact on our consolidated financial statements.

ASU 2014-01, Investments (Topic 323) - Accounting for Investments in Affordable Housing Projects revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Management is currently evaluating the impact of the guidance on our consolidated financial statements.

ASU 2014-04, Receivables (Topic 310) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on our consolidated financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Other Real Estate Owned (“OREO”):  OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of OREO are generally obtained if the existing appraisal is more than 18 months old, or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in noninterest expense in the consolidated statements of income.

A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2013 and 2012 is provided in the tables below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,657	$-	$29,657	$-
Mortgage backed securities:
Government sponsored agencies	155,716	-	155,716	-
Nongovernment sponsored entities	11,819	-	11,819	-
State and political subdivisions	15,870	-	15,870	-
Corporate debt securities	3,966	-	3,966	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	71,675	-	71,675	-
Total available for sale securities	$288,780	$-	$288,780	$-

Derivative financial instrument
Interest rate swaps	$803	$-	$803

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,020	$-	$29,020	$-
Mortgage backed securities:
Government sponsored agencies	136,570	-	136,570	-
Nongovernment sponsored entities	15,745	-	15,745	-
State and political subdivisions	12,169	-	12,169	-
Corporate debt securities	1,950	-	1,950	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	83,270	-	83,270	-
Tax-exempt mortgage backed securities	2,738	-	2,738	-
Total available for sale securities	$281,539	$-	$281,539	$-

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

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$321	$-	$321	$-

Impaired loans
Commercial	$1,616		$920	$696
Commercial real estate	17,902	-	4,879	13,023
Construction and development	22,083	-	17,590	4,493
Residential real estate	14,747	-	8,336	6,411
Consumer	34	-	3	31
Total impaired loans	$56,382	$-	$31,728	$24,654

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	9,903	-	9,903	-
Construction and development	31,610	-	29,993	1,617
Residential real estate	11,879	-	11,847	32
Consumer	-	-		-
Total OREO	$53,392	$-	$51,743	$1,649

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2012	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$226	$-	$226	$-

Impaired loans
Commercial	$10,856	$-	$5,013	$5,843
Commercial real estate	25,435	-	16,331	9,104
Construction and development	27,352	-	24,578	2,774
Residential real estate	24,442	-	21,625	2,817
Consumer	50	-	-	50
Total impaired loans	$88,135	$-	$67,547	$20,588

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	11,835	-	11,047	788
Construction and development	40,671	-	35,978	4,693
Residential real estate	3,666	-	3,666	-
Consumer	-	-		-
Total OREO	$56,172	$-	$50,691	$5,481

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

Derivative financial instruments:  The fair value of the interest rate swaps is valued using independent pricing models.

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Value	Fair Value	Value	Fair Value
Financial assets
Cash and cash equivalents	$11,782	$11,782	$14,802	$14,802
Securities available for sale	288,780	288,780	281,539	281,539
Other investments	7,815	7,815	14,658	14,658
Loans held for sale, net	321	321	226	226
Loans, net	937,070	952,592	937,168	965,454
Accrued interest receivable	5,669	5,669	5,621	5,621
Derivative financial assets	803	803	-	-
	$1,252,240	$1,267,762	$1,254,014	$1,282,300
Financial liabilities
Deposits	$1,003,812	$1,029,606	$1,027,125	$1,064,957
Short-term borrowings	62,769	62,769	3,958	3,958
Long-term borrowings	163,516	173,863	203,268	220,175
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,433	1,433	1,877	1,877
	$1,267,919	$1,304,060	$1,272,617	$1,327,356

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

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2013 and 2012, are summarized as follows:

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$29,100	$675	$118	$29,657
Residential mortgage-backed securities:
Government-sponsored agencies	155,270	2,019	1,573	155,716
Nongovernment-sponsored entities	11,519	321	21	11,819
State and political subdivisions
General obligations	9,317	-	475	8,842
Water and sewer revenues	3,229	-	114	3,115
Other revenues	4,051	4	142	3,913
Corporate debt securities	3,973	24	31	3,966
Total taxable debt securities	216,459	3,043	2,474	217,028
Tax-exempt debt securities
State and political subdivisions
General obligations	41,156	675	1,154	40,677
Water and sewer revenues	8,996	15	306	8,705
Lease revenues	7,956	-	391	7,565
Lottery/casino revenues	4,443	63	169	4,337
Other revenues	10,527	55	191	10,391
Residential mortgage-backed securities	-	-	-	-
Total tax-exempt debt securities	73,078	808	2,211	71,675
Equity securities	77	-	-	77
Total available for sale securities	$289,614	$3,851	$4,685	$288,780

	December 31, 2012
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$28,128	$892	$-	$29,020
Residential mortgage-backed securities:
Government-sponsored agencies	133,812	3,250	492	136,570
Nongovernment-sponsored entities	15,380	509	144	15,745
State and political subdivisions:
General obligations	8,847	58	57	8,848
Water and sewer revenues	1,920	-	32	1,888
Other revenues	1,420	13	-	1,433
Corporate debt securities	1,959	29	38	1,950
Total taxable debt securities	191,466	4,751	763	195,454
Tax-exempt debt securities
State and political subdivisions:
General obligations	54,948	3,259	145	58,062
Water and sewer revenues	5,773	171	47	5,897
Lease revenues	6,910	159	13	7,056
Lottery/casino revenues	4,500	305	9	4,796
Other revenues	7,272	210	23	7,459
Residential mortgage-backed securities:
Government-sponsored agencies	2,738	-	-	2,738
Total tax-exempt debt securities	82,141	4,104	237	86,008
Equity securities	77	-	-	77
Total available for sale securities	$273,684	$8,855	$1,000	$281,539

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

West Virginia	$15,277	$78	$285	$15,070
California	9,177	86	249	9,014
Illinois	8,968	21	543	8,446
Texas	7,651	240	190	7,701
Washington	4,400	104	85	4,419

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

The proceeds from sales, calls and maturities of securities, including principal payments received on available for sale mortgage-backed obligations and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2013	$54,340	$2,669	$62,179	$674	$434
2012	$72,056	$4,618	$66,377	$3,253	$905
2011	$131,950	$8,049	$57,670	$4,450	$444

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 50 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 34 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2013, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value

Due in one year or less	$61,493	$61,994
Due from one to five years	103,138	103,532
Due from five to ten years	36,957	36,599
Due after ten years	87,949	86,578
Equity securities	77	77
Total	$289,614	$288,780

At December 31, 2013 and 2012, securities with estimated fair values of $120.0 million and $122.1 million respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2013 and 2012 we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

Dollars in thousands	2013	2012
Total other-than-temporary impairment losses	$(155)	$(1,308)
Portion of loss recognized in
other comprehensive income	37	857

Net impairment losses recognized in earnings	$(118)	$(451)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the years ended December 31, 2013 and 2012 is as follows:

Dollars in thousands	2013	2012
Balance, January 1	$(2,903)	$(6,355)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(118)	(451)
Securities sold or deemed worthless during the period	-	3,903
Balance, December 31	$(3,021)	$(2,903)

At December 31, 2013, our debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted solely of residential mortgage-backed securities issued by nongovernment-sponsored entities.  We utilize third party vendors to estimate the portion of loss attributable to credit using discounted cash flow models.  The vendors estimate cash flows of the underlying loan collateral of each mortgage-backed security using models that incorporate their best estimates of current key assumptions, such as default rates, loss severity and prepayment rates.  Assumptions utilized could vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of underlying borrowers, collateral type and other borrower characteristics.

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

We held 134 available for sale securities having an unrealized loss at December 31, 2013.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.  Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2013 and 2012, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$10,868	$(118)	$-	$-	$10,868	$(118)
Residential mortgage-backed securities:
Government-sponsored agencies	55,035	(1,385)	13,249	(188)	68,284	(1,573)
Nongovernment-sponsored entities	2,407	(12)	565	(7)	2,972	(19)
State and political subdivisions:
General obligations	4,505	(264)	2,337	(211)	6,842	(475)
Water and sewer revenues	1,309	(31)	1,554	(83)	2,863	(114)
Other revenues	3,142	(142)	-	-	3,142	(142)
Corporate debt securities	2,968	(31)	-	-	2,968	(31)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,603	(997)	2,102	(157)	21,705	(1,154)
Water and sewer revenues	5,643	(224)	983	(82)	6,626	(306)
Lease revenues	6,112	(349)	958	(42)	7,070	(391)
Lottery/casino revenues	2,720	(132)	554	(37)	3,274	(169)
Other revenues	8,815	(191)	-	-	8,815	(191)
Total temporarily impaired securities	123,127	(3,876)	22,302	(807)	145,429	(4,683)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1	(2)	1	(2)
Total other-than-temporarily
impaired securities	-	-	1	(2)	1	(2)
Total	$123,127	$(3,876)	$22,303	$(809)	$145,430	$(4,685)

	2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities:
Government-sponsored agencies	36,498	(414)	8,997	(78)	45,495	(492)
Nongovernment-sponsored entities	-	(4)	1,478	(14)	1,478	(18)
State and political subdivisions:
General obligations	2,526	(57)	-	-	2,526	(57)
Water and sewer revenues	1,240	(28)	387	(4)	1,627	(32)
Other revenues	-	-	-	-	-	-
Corporate debt securities	-	-	962	(38)	962	(38)
Tax-exempt debt securities
State and political subdivisions:
General obligations	11,926	(145)	-	-	11,926	(145)
Water and sewer revenues	2,534	(47)	-	-	2,534	(47)
Lease revenues	1,013	(13)	-	-	1,013	(13)
Lottery/casino revenues	1,777	(9)	-	-	1,777	(9)
Other revenues	2,684	(23)	-	-	2,684	(23)
Other equity securties	-	-	-	-	-	-
Total temporarily impaired securities	60,198	(740)	11,824	(134)	72,022	(874)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	265	(6)	593	(120)	858	(126)
Total other-than-temporarily
impaired securities	265	(6)	593	(120)	858	(126)
Total	$60,463	$(746)	$12,417	$(254)	$72,880	$(1,000)

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

Loans are summarized as follows:

Dollars in thousands	2013	2012
Commercial	$88,352	$85,829
Commercial real estate
Owner-occupied	149,618	154,252
Non-owner occupied	280,790	276,082
Construction and development
Land and land development	71,453	79,335
Construction	15,155	3,772
Residential real estate
Non-jumbo	212,946	216,714
Jumbo	53,406	61,567
Home equity	54,844	53,263
Consumer	19,889	20,586
Other	3,276	3,701
Total loans, net of unearned fees	949,729	955,101
Less allowance for loan losses	12,659	17,933
Loans, net	$937,070	$937,168

The following presents loan maturities at December 31, 2013:

	Within	After 1 but	After
Dollars in thousands	1Year	within 5 Years	5 Years
Commercial	$31,351	$37,753	$19,248
Commercial real estate	32,535	90,640	307,233
Construction and development	35,864	8,888	41,856
Residential real estate	11,376	18,772	291,048
Consumer	4,069	14,005	1,815
Other	497	1,032	1,747
	$115,692	$171,090	$662,947

Loans due after one year with:
Variable rates		$100,298
Fixed rates		733,739
		$834,037

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2013 and 2012.

	At December 31, 2013
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and accruing
Commercial	$74	$34	$1,190	$1,298	$87,054	$-
Commercial real estate
Owner-occupied	328	459	487	1,274	148,344	-
Non-owner occupied	912	115	128	1,155	279,635	-
Construction and development
Land and land development	1,627	-	8,638	10,265	61,188	-
Construction	-	-	-	-	15,155	-
Residential mortgage
Non-jumbo	2,708	1,673	1,321	5,702	207,244	-
Jumbo	-	-	-	-	53,406	-
Home equity	588	87	-	675	54,169	-
Consumer	224	82	106	412	19,477	-
Other	-	-	-	-	3,276	-
Total	$6,461	$2,450	$11,870	$20,781	$928,948	$-

	At December 31, 2012
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and accruing
Commercial	$225	$5	$2,294	$2,524	$83,305	$-
Commercial real estate
Owner-occupied	57	-	1,023	1,080	153,172	-
Non-owner occupied	182	193	908	1,283	274,799	-
Construction and development
Land and land development	-	-	11,795	11,795	67,540	-
Construction	-	-	153	153	3,619	-
Residential mortgage
Non-jumbo	3,344	2,616	2,797	8,757	207,957	-
Jumbo	-	-	12,564	12,565	49,002	-
Home equity	337	448	179	964	52,299	-
Consumer	255	79	48	382	20,204	-
Other	-	-	-	-	3,701	-
Total	$4,400	$3,341	$31,761	$39,503	$915,598	$-

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2013 and 2012.

Dollars in thousands	2013	2012
Commercial	$1,224	$5,002
Commercial real estate
Owner-occupied	1,953	1,524
Non-owner occupied	365	1,032
Construction and development
Land & land development	12,830	13,487
Construction	-	154
Residential mortgage
Non-jumbo	2,446	3,518
Jumbo	-	12,564
Home equity	-	440
Consumer	128	55
Other	-	-
Total	$18,946	$37,776

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	December 31,		Method Used
Loan Category	2013	2012	to measure impairment
Commerical	$1,864	$10,776	Fair value of collateral
	158	165	Discounted cash flow
Commerical real estate
Owner-occupied	10,067	14,028	Fair value of collateral
	2,483	2,686	Discounted cash flow
Non-owner occupied	5,832	9,468	Fair value of collateral
Construction and development
Land & land development	24,625	29,307	Fair value of collateral
	644	656	Discounted cash flow
Residential mortgage
Non-jumbo	5,516	5,626	Fair value of collateral
	566	692	Discounted cash flow
Jumbo	8,768	21,543	Fair value of collateral
Home equity	212	219	Fair value of collateral
Consumer	47	66	Discounted cash flow
Total	$60,782	$95,232

The following tables present loans individually evaluated for impairment at December 31, 2013 and 2012.

	December 31, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$1,161	$1,167	$-	$1,518	$98
Commercial real estate
Owner-occupied	8,434	8,434	-	7,675	226
Non-owner occupied	5,075	5,077	-	5,110	253
Construction and development
Land & land development	14,732	14,737	-	11,628	325
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,587	3,595	-	2,858	157
Jumbo	7,862	7,867	-	7,910	405
Home equity	186	186	-	186	11
Consumer	26	27	-	28	1
Total without a related allowance	$41,063	$41,090	$-	$36,913	$1,476

With a related allowance
Commercial	$855	$855	$406	$1,013	$-
Commercial real estate
Owner-occupied	4,116	4,116	305	3,945	184
Non-owner occupied	747	755	175	515	28
Construction and development
Land & land development	10,532	10,532	3,186	11,310	147
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,485	2,487	256	2,292	107
Jumbo	900	901	37	906	45
Home equity	27	26	22	27	-
Consumer	20	20	13	9	-
Total with a related allowance	$19,682	$19,692	$4,400	$20,017	$511

Total
Commercial	$45,652	$45,673	$4,072	$42,714	$1,261
Residential real estate	15,047	15,062	315	14,179	725
Consumer	46	47	13	37	1
Total	$60,745	$60,782	$4,400	$56,930	$1,987

	December 31, 2012
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$10,518	$10,537	$-	$3,131	$134
Commercial real estate
Owner-occupied	9,992	9,996	-	8,528	368
Non-owner occupied	6,143	6,145	-	6,056	304
Construction and development
Land & land development	11,596	11,596	-	11,093	367
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,497	3,505	-	3,040	125
Jumbo	7,347	7,349	-	5,399	272
Home equity	191	191	-	191	11
Consumer	38	38	-	32	1
Total without a related allowance	$49,322	$49,357	$-	$37,470	$1,582

With a related allowance
Commercial	$404	$404	$85	$515	$6
Commercial real estate
Owner-occupied	6,719	6,718	461	4,442	187
Non-owner occupied	3,321	3,323	286	3,341	115
Construction and development
Land & land development	18,367	18,367	2,611	17,633	344
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,812	2,813	394	2,378	77
Jumbo	14,189	14,194	3,216	13,585	59
Home equity	28	28	28	29	-
Consumer	28	28	16	2	-
Total with a related allowance	$45,868	$45,875	$7,097	$41,925	$788

Total
Commercial	$67,060	$67,086	$3,443	$54,739	$1,825
Residential real estate	28,064	28,080	3,638	24,622	544
Consumer	66	66	16	34	1
Total	$95,190	$95,232	$7,097	$79,395	$2,370

The average recorded investment of impaired loans during 2011 was $55.5 million, and $1.1 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $34.5 million, of which $33.6 million were current with respect to restructured contractual payments at December 31, 2013, and $56.7 million, of which $42.3 million were current with respect to restructured contractual payments at December 31, 2012.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2013 and 2012.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2013			2012
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	2	$76	$79	9	$6,238	$5,681
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	1	244	244	3	4,063	3,685
Construction and development
Land & land development	2	747	748	3	3,715	2,927
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	7	1,137	1,137	8	1,394	1,405
Jumbo	-	-	-	3	2,301	2,701
Home equity	-	-	-	-	-	-
Consumer	1	11	12	4	66	66
Total	13	$2,215	$2,220	30	$17,777	$16,465

The following table presents defaults during 2013 of TDRs that were restructured during 2013 and defaults during 2012 of TDRs that were restructured during 2012.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2013		2012
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	-	$-	3	$2,377
Commercial real estate
Owner-occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	1	698	-	-
Construction	-	-	-	-
Residential real estate
Non-jumbo	2	347	3	382
Jumbo	-	-	1	1,300
Home equity	-	-	-	-
Consumer	-	-	3	58
Total	3	$1,045	10	$4,117

The following table details the activity regarding TDRs by loan type during 2013, and the related allowance on TDRs.

2013
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Troubled debt restructurings
Balance January 1, 2013	$9,570	$-	$4,981	$10,692	$7,331	$5,089	$19,000	$-	$65	$-	$56,728
Additions	747	-	76	-	244	1,137	-	-	11	-	2,215
Charge-offs	(888)	-	(195)	(63)	-	(37)	(4,680)	-	(10)	-	(5,873)
Net (paydowns) advances	(3,265)	-	(3,620)	(412)	(140)	(458)	(42)	-	(20)	-	(7,957)
Transfer into OREO	-	-	-	(519)	-	(189)	(8,000)	-	-	-	(8,708)
Refinance out of TDR status	-	-	-	-	(1,891)	-	-	-	-	-	(1,891)
Balance December 31, 2013	$6,164	$-	$1,242	$9,698	$5,544	$5,542	$6,278	$-	$46	$-	$34,514

Allowance related to
troubled debt restructurings	$190	$-	$16	$204	$175	$243	$37	$-	$13	$-	$878

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$41,662	$43,572	$15,022	$3,619	$82,323	$73,425	$143,982	$139,176	$268,967	$262,132
OLEM (Special Mention)	5,550	7,349	133	-	4,544	1,260	1,412	1,034	10,222	11,477
Substandard	24,131	28,414	-	153	1,485	11,144	4,224	14,042	1,601	2,473
Doubtful	110	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$71,453	$79,335	$15,155	$3,772	$88,352	$85,829	$149,618	$154,252	$280,790	$276,082

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2013	2012	2013	2012
Residential real estate
Non-jumbo	$210,500	$213,196	$2,446	$3,518
Jumbo	53,406	49,003	-	12,564
Home Equity	54,844	52,823	-	440
Consumer	19,761	20,531	128	55
Other	3,276	3,701	-	-
Total	$341,787	$339,254	$2,574	$16,577

Industry concentrations:  At December 31, 2013 and 2012, we had no concentrations of loans to any single industry in excess of 10% of total loans.

Loans to related parties:  We have had, and may be expected to have in the future, banking transactions in the ordinary course of business with our directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties).  These transactions have been, in our opinion, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2013	2012
Balance, beginning	$18,973	$17,063
Additions	7,978	10,097
Amounts collected	(8,317)	(8,204)
Other changes, net	(57)	17
Balance, ending	$18,577	$18,973

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

An analysis of the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

Dollars in thousands	2013	2012	2011

Balance, beginning of year	$17,933	$17,712	$17,224
Losses
Commercial	723	1,273	506
Commercial real estate
Owner occupied	1,031	636	508
Non-owner occupied	9	806	78
Construction and development
Land and land development	3,596	3,390	3,568
Construction	-	367	-
Residential real estate
Non-jumbo	541	1,372	3,178
Jumbo	4,741	737	1,511
Home equity	77	5	346
Consumer	79	136	162
Other	162	95	86
Total	10,959	8,817	9,943
Recoveries
Commercial	12	13	35
Commercial real estate
Owner occupied	8	33	37
Non-owner occupied	674	31	55
Construction and development
Land and land development	187	61	43
Construction	-	-	-
Real estate - mortgage
Non-jumbo	127	81	83
Jumbo	6	86	14
Home equity	5	61	1
Consumer	79	95	112
Other	87	77	51
Total	1,185	538	431
Net losses	9,774	8,279	9,512
Provision for loan losses	4,500	8,500	10,000
Balance, end of year	$12,659	$17,933	$17,712

Activity in the allowance for loan losses by loan class during 2013 and 2012 is as follows:

	2013
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Allowance for loan losses
Beginning balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933
Charge-offs	3,596	-	723	1,031	9	541	4,741	77	79	162	10,959
Recoveries	187	-	12	8	674	127	6	5	79	87	1,185
Provision	3,644	131	1,252	605	(3,293)	(360)	2,681	(180)	(84)	104	4,500
Ending balance	$5,455	$269	$1,323	$969	$641	$1,843	$1,888	$173	$48	$50	$12,659

Allowance related to:
Loans individually
evaluated for impairment	$3,186	$-	$406	$306	$175	$256	$37	$22	$13	$-	$4,401
Loans collectively
evaluated for impairment	2,269	269	918	663	466	1,586	1,851	151	35	50	8,258
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$48	$50	$12,659

Loans
Loans individually
evaluated for impairment	$25,269	$-	$2,023	$12,550	$5,832	$6,082	$8,768	$212	$47	$-	$60,783
Loans collectively
evaluated for impairment	46,184	15,155	86,329	137,068	274,958	206,864	44,638	54,632	19,842	3,276	888,946
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$71,453	$15,155	$88,352	$149,618	$280,790	$212,946	$53,406	$54,844	$19,889	$3,276	$949,729

	2012
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Allowance for loan losses
Beginning balance	$7,262	$120	$770	$1,335	$3,283	$2,587	$1,331	$830	$161	$33	$17,712
Charge-offs	3,390	367	1,273	636	806	1,372	737	5	136	95	8,817
Recoveries	61	-	13	33	31	81	86	61	95	77	538
Provision	1,287	385	1,272	655	761	1,321	3,262	(461)	12	6	8,500
Ending balance	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933

Allowance related to:
Loans individually
evaluated for impairment	$2,611	$-	$85	$461	$286	$394	$3,216	$28	$16	$-	$7,097
Loans collectively
evaluated for impairment	2,609	138	697	926	2,983	2,223	726	397	116	21	10,836
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$5,220	$138	$782	$1,387	$3,269	$2,617	$3,942	$425	$132	$21	$17,933

Loans
Loans individually
evaluated for impairment	$29,963	$-	$10,941	$16,714	$9,468	$6,318	$21,543	$219	$66	$-	$95,232
Loans collectively
evaluated for impairment	49,372	3,772	74,888	137,538	266,614	210,396	40,024	53,044	20,520	3,701	859,869
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$79,335	$3,772	$85,829	$154,252	$276,082	$216,714	$61,567	$53,263	$20,586	$3,701	$955,101

NOTE 7.  PROPERTY HELD FOR SALE

Property held for sale consists of premises qualifying as held for sale under ASC Topic 360 Property, Plant, and Equipment, and of real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at the lower of carrying value or estimated fair value less anticipated selling costs.  Foreclosed property is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale and is included in                                                                                                                                                                                                                                                                                                                                                                                                                          noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2013 and 2012.

Dollars in thousands	2013	2012
Beginning balance	$56,172	$63,938
Acquisitions	11,805	8,352
Capitalized improvements	276	942
Dispositions	(11,139)	(9,777)
Valuation adjustments	(3,722)	(6,862)
Reclassification of covered loans	-	(421)
Balance at year end	$53,392	$56,172

NOTE 8.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2013, 2012, or 2011.

The major categories of premises and equipment and accumulated depreciation at December 31, 2013 and 2012 are summarized as follows:

Dollars in thousands	2013	2012
Land	$6,308	$6,308
Buildings and improvements	20,165	20,110
Furniture and equipment	12,777	12,648
	39,250	39,066
Less accumulated depreciation	18,627	17,937

Total premises and equipment, net	$20,623	$21,129

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 approximated $1.16 million, $1.29 million, and $1.39 million, respectively.

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

During the third quarter, we completed Step 1 of the required annual impairment test for our insurance services reporting unit for 2013 and determined that no impairment write-offs were necessary.  We performed the Step 0 qualitative assessment of the goodwill relative to our community banking reporting unit, and determined that it was not more likely than not that the fair value was less than its carrying value and noted no indicators of impairment.

In addition, at December 31, 2013 and December 31, 2012, we had $50,000 and $202,000, respectively, in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $1.70 million and $1.90 million in unamortized identifiable customer intangible assets at December 31, 2013 and 2012, respectively.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2013	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-
Balance, December 31, 2013	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31, 2013			December 31, 2012
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,216	-	2,216	2,065	-	2,065
Net carrying amount	$51	$-	$51	$202	$-	$202

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,300	1,300	-	1,100	1,100
Net carrying amount	$-	$1,700	$1,700	$-	$1,900	$1,900

We recorded amortization expense of $351,000 for the year ended December 31, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2018.  The remaining amortization period is 9.5 years.

NOTE 10.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2013 and 2012:

Dollars in thousands	2013	2012
Demand deposits, interest bearing	$186,578	$175,706
Savings deposits	193,446	193,039
Time deposits	530,951	557,788
Total	$910,975	$926,533

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $143.3 million and $190.4 million at December 31, 2013 and 2012, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2013, follows:

Dollars in thousands	Amount
2014	$203,906
2015	82,956
2016	100,006
2017	35,314
2018	42,899
Thereafter	65,870
Total	$530,951

Time certificates of deposit in denominations of $100,000 or more totaled $391.8 million and $397.2 million at December 31, 2013 and 2012, respectively. The following is a summary of the maturity distribution of these deposits as of December 31, 2013:

Dollars in thousands	Amount	Percent
Three months or less	$29,746	7.6%
Three through six months	46,436	11.9%
Six through twelve months	60,887	15.5%
Over twelve months	254,693	65.0%
Total	$391,762	100.0%

At December 31, 2013 and 2012, our deposits of related parties including directors, executive officers, and their related interests approximated $13.6 million and $17.5 million, respectively.

NOTE 11.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $86.1 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2013, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6.0 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2013, our subsidiary banks had combined additional borrowings availability of $330.8 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2013, we had $92.1 million borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2013		2012
	Short-term	Federal Funds	Short-term	Federal Funds
	FHLB	Purchased and	FHLB	Purchased and
Dollars in thousands	Advances	Lines of Credit	Advances	Lines of Credit
Balance at December 31	$53,800	$8,969	$3,000	$958
Average balance outstanding for the year	29,786	4,313	12,291	957
Maximum balance outstanding at any
month end	55,300	8,969	20,000	958
Weighted average interest rate for the year	0.28%	0.25%	0.24%	0.25%
Weighted average interest rate for
balances outstanding at December 31	0.26%	0.25%	0.25%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $163.5 million and $203.3 million as of December 31, 2013 and 2012, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.

	Balance at December 31,
Dollars in thousands	2013	2012
Long-term FHLB advances	$82,600	$122,693
Long-term reverse repurchase agreements	72,000	72,000
Term loans	8,916	8,575
Total	$163,516	$203,268

The term loans are secured by the common stock of our subsidiary bank.  $5.4 million bears a variable interest rate of prime minus 50 basis points with a final maturity in 2017, and $3.5 million bears a fixed rate of 8% with a final maturity of 2023.

Long-term borrowings bear both fixed and variable interest rates and mature in varying amounts through the year 2026.  The average interest rate paid on long-term borrowings during 2013 and 2012 approximated 3.90% and 3.89%, respectively.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at December 31, 2013 and 2012.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. During 2009, we issued $6.8 million in subordinated debt, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10.0 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2013 and 2012.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

			Subordinated
			debentures owed
	Long-term	Subordinated	to unconsolidated
Dollars in thousands	borrowings	debentures	subsidiary trusts
2014	$82,526	$-	$-
2015	1,909	10,000	-
2016	28,911	-	-
2017	918	-	-
2018	45,017	-	-
Thereafter	4,235	6,800	19,589
Total	$163,516	$16,800	$19,589

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

The components of applicable income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011, are as follows:

Dollars in thousands	2013	2012	2011
Current
Federal	$861	$1,716	$4,397
State	41	5	21
	902	1,721	4,418
Deferred
Federal	1,587	(610)	(3,533)
State	199	108	150
	1,786	(502)	(3,383)
Total	$2,688	$1,219	$1,035

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable
statutory rate	$3,765	35	$2,426	35	$1,788	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(932)	(9)	(1,019)	(15)	(1,032)	(20)
State income taxes, net
of Federal income tax
benefit	156	1	74	1	112	2
Other, net	(301)	(3)	(262)	(4)	167	3
Applicable income taxes	$2,688	24	$1,219	17	$1,035	20

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2013 and 2012, are as follows:

Dollars in thousands	2013	2012
Deferred tax assets
Allowance for loan losses	$4,681	$6,635
Depreciation	135	14
Foreclosed properties	4,928	5,063
Deferred compensation	2,006	1,646
Other deferred costs and accrued expenses	371	446
Other-than-temporarily impaired securities	931	1,331
Net unrealized loss on securities available for sale	308	-
NOL and tax credit carryforwards	404	178
Total	13,764	15,313
Deferred tax liabilities
Accretion on tax-exempt securities	6	5
Net unrealized gain on securities available for sale	-	2,985
Net unrealized gain on interest rate swaps	297	-
Purchase accounting adjustments and goodwill	869	932
Total	1,172	3,922
Net deferred tax assets	$12,592	$11,391

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2010 through 2013, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012.  Tax years 2009 through 2012 remain subject to West Virginia State examination.

NOTE 13.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $354,000, $331,000, and $313,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

 The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2013, 2012 and 2011 were $173,000, $100,000, and $69,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 321,781 and 304,781 shares of our common stock at December 31, 2013 and 2012, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2013 and 2012 were $3.41 million and $2.95 million, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2013 and 2012, the cash surrender value of these insurance contracts was $35.2 million and $29.2 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted in 2013 or 2012.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2011, 2012, and 2013, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Officer Stock Option Plans during 2011, 2012 and 2013 is as follows:

		Weighted-
		Average
		Exercise Price
	Options	(WAEP)
Outstanding, December 31, 2010	317,180	$18.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2011	317,180	$18.17
Granted	-	-
Exercised	-	-
Forfeited	(44,680)	-
Expired	(22,800)	-
Outstanding, December 31, 2012	249,700	$18.98
Granted	-	-
Exercised	(17,800)	5.37
Forfeited	(1,750)	19.69
Expired	(44,740)	21.83
Outstanding, December 31, 2013	185,410	$19.59

Exercisable Options:
December 31, 2013	182,810	$19.82
December 31, 2012	245,500	$19.24
December 31, 2011	311,280	$18.44

Other information regarding options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	16,950	$4.69	3.78	$88	14,950	$4.98	$74
6.01 - 10.00	23,160	9.07	3.23	20	22,560	9.14	17
10.01 - 17.50	2,300	17.43	0.16	-	2,300	17.43	-
17.51 - 20.00	38,500	17.80	3.00	-	38,500	8.00	-
20.01 - 25.93	104,500	25.04	2.74	-	104,500	25.04	-

	185,410	$19.59		$108	182,810	$19.82	$91

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

	December 31,
Dollars in thousands	2013	2012
Commitments to extend credit:
Revolving home equity and
credit card lines	$51,621	$47,690
Construction loans	28,549	16,226
Other loans	36,495	35,401
Standby letters of credit	1,711	1,934
Total	$118,376	$101,251

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $204,000 in 2014 and $38,000 in 2015.  Total net rent expense included in the accompanying consolidated financial statements was $278,000 in 2013, $298,000 in 2012, and $294,000 in 2011.

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

The terms of the Series 2009 Preferred Stock provide that it may be converted into common stock under three different scenarios.  First, the Series 2009 Preferred Stock may be converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $1,000 by $5.50, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2009 Conversion Rate”).  Second, on or after June 1, 2012, Summit may, at its option, on any dividend payment date, convert some or all of the Series 2009 Preferred Stock into shares of Summit’s common stock at the applicable Series 2009 Conversion Rate.  Summit may exercise this conversion right if, for 20 trading days within any period of 30 consecutive trading dates during the six months immediately preceding the conversion, the closing price of the common stock exceeds 135% of $5.50.  Third, after ten years, on June 1, 2019, all remaining outstanding shares of the Series 2009 Preferred Stock will be converted at the applicable Series 2009 Conversion Rate.  Adjustments to the Series 2009 Conversion Rate will be made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

In late 2011, we sold pursuant to both subscription rights distributed to our common shareholders and to a supplemental public offering 12,000 shares, or $6.0 million, of 8% Non-Cumulative Convertible Preferred Stock, Series 2011, $1.00 par value, with a liquidation preference of $500 per share (the “Series 2011 Preferred Stock”).

The terms of the Series 2011 Preferred Stock also provide that it may be converted into common stock under three different scenarios.  First, the Series 2011 Preferred Stock may be converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $500 by $4.00, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2011 Conversion Rate”).  Second, on or after June 1, 2014, Summit may, at its option, on any dividend payment date, convert some or all of the Series 2011 Preferred Stock into shares of Summit’s common stock at the applicable Series 2011 Conversion Rate.  Summit may exercise this conversion right if, for 20 trading days during the 30 consecutive trading days immediately preceding the date of notice of the conversion, the closing price of the common stock exceeds 135% of $4.00.  Third, after ten years, on June 1, 2021, all remaining outstanding shares of the Series 2011 Preferred Stock will be converted at the applicable Series 2011 Conversion Rate.  Adjustments to the Series 2011 Conversion Rate will be made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

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

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2014, the Bank will have $11.6 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.  Presently, as a result of the bank MOU, the bank is restricted from paying any cash dividends unless it has provided 30 days prior notice to its regulatory authorities, and its regulatory authorities did not object.  Summit Community received regulatory approval for and paid two upstream dividends to Summit totaling $2.0 million during 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2013, that we and each of our subsidiaries met all capital adequacy requirements to which we were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $508,000 at December 31, 2013.

Summit’s and its subsidiary bank, Summit Community Bank’s (“SCB”) actual capital amounts and ratios are also presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to risk-weighted assets)
Summit	$144,202	14.5%	$79,638	8.0%	$99,547	10.0%
Summit Community	156,473	15.7%	79,627	8.0%	99,534	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	122,918	12.4%	39,499	4.0%	59,248	6.0%
Summit Community	143,989	14.5%	39,814	4.0%	59,720	6.0%
Tier 1 Capital (to average assets)
Summit	122,918	8.9%	55,151	4.0%	68,938	5.0%
Summit Community	143,989	10.4%	55,150	4.0%	68,938	5.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)
Summit	$138,593	14.0%	$79,391	8.0%	$99,238	10.0%
Summit Community	148,803	15.0%	79,484	8.0%	99,354	10.0%
Tier 1 Capital (to risk-weighted assets)
Summit	115,221	11.6%	39,695	4.0%	59,543	6.0%
Summit Community	136,231	13.7%	39,742	4.0%	59,613	6.0%
Tier 1 Capital (to average assets)
Summit	115,221	8.3%	55,591	4.0%	69,489	5.0%
Summit Community	136,231	9.8%	55,581	4.0%	69,476	5.0%

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

Additional information regarding Summit’s MOU is included in Part I. Item 1A – Risk Factors on our Form 10-K for the year ended December 31, 2013.

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

Intersegment revenue and expense consists of management fees allocated to the bank and Summit Insurance Services, LLC for overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

	December 31, 2013
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$40,725	$-	$(1,922)	$-	$38,803
Provision for loan losses	4,500	-	-	-	4,500
Net interest income after provision for loan losses	36,225	-	(1,922)	-	34,303
Other income	6,666	4,543	1,087	(1,087)	11,209
Other expenses	29,795	4,331	1,717	(1,087)	34,756
Income (loss) before income taxes	13,096	212	(2,552)	-	10,756
Income tax expense (benefit)	3,490	92	(894)	-	2,688
Net income	9,606	120	(1,658)	-	8,068
Dividends on preferred shares	-	-	775	-	775
Net income applicable to common shares	$9,606	$120	$(2,433)	$-	$7,293
Intersegment revenue (expense)	$(979)	$(108)	$1,087	$-	$-
Average assets	$1,431,131	$6,176	$157,249	$(211,600)	$1,382,956

	December 31, 2012
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$41,600	$-	$(1,780)	$-	$39,820
Provision for loan losses	8,500	-	-	-	8,500
Net interest income after provision for loan losses	33,100	-	(1,780)	-	31,320
Other income	8,475	4,422	1,026	(1,044)	12,879
Other expenses	32,685	3,965	1,661	(1,044)	37,267
Income (loss) before income taxes	8,890	457	(2,415)	-	6,932
Income tax expense (benefit)	1,868	184	(833)	-	1,219
Net income	7,022	273	(1,582)	-	5,713
Dividends on preferred shares	-	-	777	-	777
Net income applicable to common shares	$7,022	$273	$(2,359)	$-	$4,936
Intersegment revenue (expense)	$(942)	$(102)	$1,044	$-	$-
Average assets	$1,477,636	$6,399	$154,506	$(217,440)	$1,421,101

	December 31, 2011
	Community	Insurance
Dollars in thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$41,658	$-	$(1,814)	$-	$39,844
Provision for loan losses	10,000	-	-	-	10,000
Net interest income after provision for loan losses	31,658	-	(1,814)	-	29,844
Other income	6,189	4,606	2,155	(1,044)	11,906
Other expenses	31,828	4,216	1,641	(1,044)	36,641
Income (loss) before income taxes	6,019	390	(1,300)	-	5,109
Income tax expense (benefit)	1,304	158	(427)	-	1,035
Net income	4,715	232	(873)	-	4,074
Dividends on preferred shares	-	-	371	-	371
Net income applicable to common shares	$4,715	$232	$(1,244)	$-	$3,703
Intersegment revenue (expense)	$(942)	$(102)	$1,044	$-	$-
Average assets	$1,532,600	$6,618	$143,379	$(212,803)	$1,469,794

NOTE 18.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) follow:

	For the Year Ended December 31,
	2013			2012			2011
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$8,068			$5,713			$4,074
Less preferred stock
dividends	(775)			(777)			(371)

Basic EPS	$7,293	7,442,689	$0.98	$4,936	7,425,472	$0.66	$3,703	7,425,472	$0.50

Effect of dilutive securities:
Stock options	-	7,532		-	1,152		-	-
Series 2011 convertible
preferred stock	478	1,496,738		480	1,500,000		74	238,182
Series 2009 convertible
preferred stock	297	674,545		297	674,545		297	674,545

Diluted EPS	$8,068	9,621,504	$0.84	$5,713	9,601,169	$0.60	$4,074	8,338,199	$0.49

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2013, 2012, and 2011, totaled 165,460 shares, 244,700 shares, and 312,180 shares, respectively.
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

Other derivative instruments – For risk management purposes that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting.  These derivative instruments are accounted for at fair value with changes in fair value recorded in the income statement.

We have entered into two forward-starting, pay-fixed/receive LIBOR interest rate swaps.  $40 million notional with an effective date of July 18, 2016, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.98% for a 3 year period.  $30 million notional with an effective date of April 18, 2016, was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% for a 4.5 year period.

A summary of our derivative financial instruments as of December 31, 2013 follows:

	December 31, 2013
		Derivative		Net Ineffective
	Notional	Fair Value		Hedge Gains
Dollars in thousands	Amount	Asset	Liability	(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$70,000	$803	$-	$-
	$70,000	$803	$-	$-

NOTE 20.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2013 and 2012, and the related statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2013	2012
Assets
Cash	$5,278	$5,495
Investment in subsidiaries, eliminated in consolidation	151,289	148,951
Securities available for sale	181	422
Premises and equipment	82	-
Accrued interest receivable	2	3
Cash surrender value of life insurance policies	48	44
Other assets	1,657	1,502
Total assets	$158,537	$156,417
Liabilities and Shareholders' Equity
Short-term borrowings	$-	$-
Long-term borrowings	8,916	8,575
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,160	2,898
Total liabilities	47,465	47,862
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2013 - 11,938 shares; 2012 - 12,000 shares	5,776	5,807
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2013 - 7,451,022 shares; 2012 - 7,425,472 shares	24,664	24,520
Retained earnings	77,134	69,841
Accumulated other comprehensive income	(21)	4,868
Total shareholders' equity	111,072	108,555
Total liabilities and shareholders' equity	$158,537	$156,417

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2013	2012	2011
Income
Dividends from subsidiaries	$2,500	$500	$500
Other dividends and interest income	26	41	19
Realized securities gains (losses)	-	(18)	1,112
Management and service fees from subsidiaries	1,087	1,044	1,044
Total income	3,613	1,567	2,675
Expense
Interest expense	1,948	1,821	1,833
Operating expenses	1,717	1,661	1,641
Total expenses	3,665	3,482	3,474
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	(52)	(1,915)	(799)
Income tax (benefit)	(894)	(833)	(426)
Income (loss) before equity in undistributed income of subsidiaries	842	(1,082)	(373)
Equity in (distributed) undistributed income of subsidiaries	7,226	6,795	4,447
Net income	8,068	5,713	4,074
Dividends on preferred shares	775	777	371
Net income applicable to common shares	$7,293	$4,936	$3,703

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,068	$5,713	$4,074
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Equity in (undistributed) distributed net income of
subsidiaries	(7,226)	(6,795)	(4,447)
Deferred tax (benefit)	(107)	(61)	(11)
Depreciation	2	12	21
Other-than-temporary impairment of securities	-	-	-
Realized securities (gains) losses	-	18	(1,112)
Tax benefit of exercise of stock options	16	-	-
Stock compensation expense	1	2	10
(Increase) decrease in cash surrender value of bank owned life insurance	(5)	(1)	5
(Increase) decrease in other assets	(1)	(11)	44
Increase (decrease) in other liabilities	(737)	599	439
Net cash provided by (used in) operating activities	11	(524)	(977)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	-	648	1,130
Principal payments received on available for sale securities	440	662	-
Purchase of available for sale securities	(199)	(1,672)	-
Purchases of premises and equipment	(84)	-	-
Net cash provided by (used in) investing activities	157	(362)	1,130

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(776)	(731)	(297)
Exercise of stock options	96	-	-
Net proceeds from long-term borrowings	3,454	-	-
Repayment of long-term borrowings	(3,159)	(1,354)	(1,805)
Net proceeds from issuance of preferred stock	-	-	5,807
Net cash provided by (used in) financing activities	(385)	(2,085)	3,705
Increase (decrease) in cash	(217)	(2,971)	3,858
Cash:
Beginning	5,495	8,466	4,608
Ending	$5,278	$5,495	$8,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,942	$1,824	$1,832

NOTE 21.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2013
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,568	$14,308	$14,045	$14,359
Net interest income	9,758	9,504	9,538	10,003
Net income (loss)	1,792	1,216	2,272	2,788
Net income (loss) applicable to common shares	1,598	1,023	2,078	2,594
Basic earnings per share	$0.22	$0.14	$0.28	$0.35
Diluted earnings per share	$0.19	$0.13	$0.24	$0.29

	2012
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$16,797	$16,278	$15,589	$15,220
Net interest income	10,018	9,971	9,935	9,896
Net income (loss)	1,698	913	997	2,105
Net income (loss) applicable to common shares	1,504	719	803	1,910
Basic earnings per share	$0.20	$0.10	$0.11	$0.26
Diluted earnings per share	$0.18	$0.09	$0.10	$0.22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2013, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2013 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 47.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 48 and 49.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2017”, “DIRECTORS WHOSE TERMS EXPIRE IN 2016, “DIRECTORS WHOSE TERMS EXPIRE IN 2015”, and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2014 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2013 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our stock option plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	185,410	$19.59	350,000
Equity compensation plans not approved by stockholders	-	-	-
Total	185,410	$19.59	350,000

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2017”, “DIRECTORS WHOSE TERMS EXPIRE IN 2016”, “DIRECTORS WHOSE TERMS EXPIRE IN 2015”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett Foster Toothman, PLLC” in our 2014 Proxy Statement, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/03/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.2	6/30/2006
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/04/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	02/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1
(vii)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(viii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(ix)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(x)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xi)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xii)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xiii)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011

				Incorporated by Reference*
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
	(xiv)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	02/12/2009
	(xv)	1998 Officers Stock Option Plan		10-QSB	10	06/30/1998
	(xvi)	Board Attendance and Compensation Policy, as amended		10-K	10.13	12/31/2010
	(xvii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
	(xviii)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
	(xix)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
	(xx)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxi)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.17	12/31/2008
	(xxiii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.18	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.19	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.20	12/31/2008
	(xxvi)	Summit Financial Group, Inc. Incentive Plan		8-K	10.2	12/14/2007
	(xxvii)	Summit Community Bank Incentive Compensation Plan		8-K	10.4	12/14/2007
	(xxviii)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	03/31/2006
	(xxix)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	03/31/2006
	(xxx)	2009 Officer Stock Option Plan		8-K	10.1	05/14/2009
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Arnett Foster Toothman, P.L.L.C		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)***	Interactive date file (XBRL)		X

             * The SEC reference number for all exhibits incorporated by reference is 0-16587.
   ** Furnished, not filed.
***	As provided in Rule 406T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SUMMIT FINANCIAL GROUP, INC.
                 a West Virginia Corporation
                 (registrant)

By: /s/ H. Charles Maddy, III            2/28/2014                                                                                                By:  /s/ Julie R. Cook             2/28/2014
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

By:  /s/ Robert S. Tissue            2/28/2014
       Robert S. Tissue                      Date
       Senior Vice President &
       Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By:  /s/ Robert S. Tissue                  2/28/2014
       Robert S. Tissue                             Date
       Attorney-in-fact