Form 10-Q
period 2014-03-31
SUMMIT FINANCIAL GROUP INC
filed 2014-05-12
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

Common Stock, $2.50 par value
7,457,222 shares outstanding as of May 5, 2014

Summit Financial Group, Inc. and Subsidiaries

Summit Financial Group, Inc. and Subsidiaries

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	58

SIGNATURES		59

EXHIBIT INDEX		60

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2014	2013	2013
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,827	$3,442	$3,906
Interest bearing deposits with other banks	13,424	8,340	7,915
Cash and cash equivalents	17,251	11,782	11,821
Securities available for sale	281,865	288,780	283,054
Other investments	6,610	7,815	12,977
Loans held for sale, net	-	321	148
Loans, net	962,714	937,070	945,741
Property held for sale	52,241	53,392	54,625
Premises and equipment, net	20,457	20,623	21,024
Accrued interest receivable	5,410	5,669	5,543
Intangible assets	7,861	7,949	8,211
Cash surrender value of life insurance policies	35,881	35,611	29,791
Other assets	15,827	17,215	17,263
Total assets	$1,406,117	$1,386,227	$1,390,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$99,445	$92,837	$93,125
Interest bearing	953,185	910,975	973,192
Total deposits	1,052,630	1,003,812	1,066,317
Short-term borrowings	68,974	62,769	5,960
Long-term borrowings	123,492	163,516	163,588
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,105	8,669	7,928
Total liabilities	1,291,590	1,275,155	1,280,182

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014- 11,914, December 2013- 11,938	5,764	5,776	5,807
and March 2013- 12,000 shares
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2014 - 7,457,222,
December 2013 - 7,451,022, and March 2013- 7,437,472 shares	24,691	24,664	24,582
Retained earnings	79,330	77,134	71,440
Accumulated other comprehensive income	1,223	(21)	4,668
Total shareholders' equity	114,527	111,072	110,016

Total liabilities and shareholders' equity	$1,406,117	$1,386,227	$1,390,198

(*) - December 31, 2013 financial information has been extracted from audited consolidated financial statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands, except per share amounts	2014	2013
Interest income
Interest and fees on loans
Taxable	$12,145	$12,834
Tax-exempt	71	70
Interest and dividends on securities
Taxable	1,282	1,030
Tax-exempt	570	634
Interest on interest bearing deposits with other banks	2	1
Total interest income	14,070	14,569
Interest expense
Interest on deposits	2,241	2,768
Interest on short-term borrowings	53	17
Interest on long-term borrowings and subordinated debentures	1,738	2,026
Total interest expense	4,032	4,811
Net interest income	10,038	9,758
Provision for loan losses	1,000	1,500
Net interest income after provision for loan losses	9,038	8,258
Other income
Insurance commissions	1,181	1,184
Service fees related to deposit accounts	1,043	1,012
Realized securities gains (losses)	(22)	42
Bank owned life insurance income	270	238
Other	311	326
Total other-than-temporary impairment loss on securities	-	(91)
Portion of loss recognized in other comprehensive income	-	37
Net impairment loss recognized in earnings	-	(54)
Total other income	2,783	2,748
Other expense
Salaries, commissions, and employee benefits	3,980	4,117
Net occupancy expense	541	456
Equipment expense	566	598
Professional fees	316	251
Amortization of intangibles	88	88
FDIC premiums	502	540
Foreclosed properties expense	254	279
Loss (gain) on sale of foreclosed properties	75	40
Writedown of foreclosed properties	928	929
Other	1,248	1,264
Total other expense	8,498	8,562
Income before income taxes	3,323	2,444
Income tax expense	934	651
Net Income	2,389	1,793
Dividends on preferred shares	193	194
Net Income applicable to common shares	$2,196	$1,599

Basic earnings per common share	$0.29	$0.22
Diluted earnings per common share	$0.25	$0.19

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Net income	$2,389	$1,793
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of ($1,211), net of deferred
taxes of ($448)	(763)	-
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2014 - $0, net of deferred
taxes of $0; 2013 - $37, net of deferred taxes of $14	-	(23)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - 3,186 net of deferred taxes of $1,179 and reclassification adjustment for net realized (losses) included in net income of ($22); 2013 - $(285), net of deferred taxes of ($108) and reclassification adjustment for net realized
gains included in net income of $42	2,007	(177)
Total comprehensive income	$3,633	$1,593

                                                                                 See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072
Three Months Ended March 31, 2014
Comprehensive income:
Net income	-	-	-	2,389	-	2,389
Other comprehensive income					1,244	1,244
Total comprehensive income						3,633
Exercise of stock options	-	-	15	-	-	15
Stock compensation expense	-	-	-	-	-	-
Series 2009 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(74)	-	(74)
Series 2011 Preferred Stock cash dividends
declared ($10.00 per share)	-	-	-	(119)	-	(119)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(12)	12	-	-	-

Balance, March 31, 2014	$3,519	$5,764	$24,691	$79,330	$1,223	$114,527

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,841	$4,868	$108,555
Three Months Ended March 31, 2013
Comprehensive income:
Net income	-	-	-	1,793	-	1,793
Other comprehensive income					(200)	(200)
Total comprehensive income						1,593
Exercise of stock options	-	-	61	-	-	61
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(74)	-	(74)
Series 2011 Preferred Stock cash dividends
declared ($10.00 per share)	-	-	-	(120)	-	(120)

Balance, March 31, 2013	$3,519	$5,807	$24,582	$71,440	$4,668	$110,016

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2014	2013
Cash Flows from Operating Activities
Net income	$2,389	$1,793
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	277	298
Provision for loan losses	1,000	1,500
Stock compensation expense	-	1
Deferred income tax (benefit)	(144)	(160)
Loans originated for sale	(124)	(1,224)
Proceeds from loans sold	445	1,302
Securities (gains) losses	22	(42)
Other-than-temporary impairment of securities	-	54
Loss on disposal of assets	75	40
Write down of foreclosed properties	928	929
Amortization of securities premiums (accretion of discounts), net	1,214	1,368
Amortization of goodwill and purchase accounting
adjustments, net	91	91
Decrease in accrued interest receivable	259	78
(Increase) in cash surrender value of bank owned life insurance	(270)	(237)
(Increase) decrease in other assets	(76)	937
Increase in other liabilities	1,028	119
Net cash provided by operating activities	7,114	6,847
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,051	808
Proceeds from sales of securities available for sale	18,157	11,893
Principal payments received on securities available for sale	8,782	15,712
Purchases of securities available for sale	(20,122)	(31,623)
Purchases of other investments	(692)	-
Redemption of Federal Home Loan Bank Stock	1,897	1,674
Net principal payments received on loans	(27,942)	(11,417)
Purchases of premises and equipment	(110)	(192)
Proceeds from sales of other repossessed assets & property held for sale	1,514	1,981
Net cash provided by (used in) investing activities	(16,465)	(11,164)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	51,336	2,702
Net increase (decrease) in time deposits	(2,518)	36,490
Net increase in short-term borrowings	6,205	2,002
Proceeds from long-term borrowings	-	3,454
Repayment of long-term borrowings	(40,024)	(43,179)
Exercise of stock options	15	61
Dividends paid on preferred stock	(194)	(194)
Net cash provided by (used in) financing activities	14,820	1,336
(Decrease) increase in cash and cash equivalents	5,469	(2,981)
Cash and cash equivalents:
Beginning	11,782	14,802
Ending	$17,251	$11,821

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2014	2013

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,272	$5,047
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,297	$1,343

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

The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2013 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2013 and March 31, 2013, as previously presented, have been reclassified to conform to current year classifications.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Prior to January 1, 2014, substantially all impaired loans were valued based upon the fair value of their collateral.  Beginning January 1, 2014, only impaired loans internally graded as substandard, doubtful, or loss are evaluated using the fair value of collateral method.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.  This change in accounting estimate did not have a material impact on our financial condition or results of operations.

When impaired loans are deemed required to be included in the fair value hierarchy, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which generally are received within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$28,316	$-	$28,316	$-
Mortgage backed securities:
Government sponsored agencies	143,814	-	143,814	-
Nongovernment sponsored entities	10,787	-	10,787	-
State and political subdivisions	10,731	-	10,731	-
Corporate debt securities	3,998	-	3,998	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	84,142	-	84,142	-
Total available for sale securities	$281,865	$-	$281,865	$-

Derivative financial instrument
Interest rate swaps	$-	$-	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,657	$-	$29,657	$-
Mortgage backed securities:
Government sponsored agencies	155,716	-	155,716	-
Nongovernment sponsored entities	11,819	-	11,819	-
State and political subdivisions	15,870	-	15,870	-
Corporate debt securities	3,966	-	3,966	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	71,675	-	71,675	-
Total available for sale securities	$288,780	$-	$288,780	$-

Derivative financial instrument
Interest rate swaps	$803	$-	$803

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2014.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$-	$-	$-	$-

Collateral-dependent impaired loans
Commercial	$447		$57	$390
Commercial real estate	4,821	-	4,821	-
Construction and development	13,507	-	13,346	161
Residential real estate	9,063	-	8,837	226
Consumer	4	-	-	4
Total collateral-dependent impaired loans	$27,842	$-	$27,061	$781

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	8,523	-	8,208	315
Construction and development	31,737	-	30,145	1,592
Residential real estate	11,981	-	11,949	32
Total OREO	$52,241	$-	$50,302	$1,939

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$321	$-	$321	$-

Collateral-dependent impaired loans
Commercial	$1,616		$920	$696
Commercial real estate	17,902	-	4,879	13,023
Construction and development	22,083	-	17,590	4,493
Residential real estate	14,747	-	8,336	6,411
Consumer	34	-	3	31
Total collateral-dependent impaired loans	$56,382	$-	$31,728	$24,654

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	9,903	-	9,903	-
Construction and development	31,610	-	29,993	1,617
Residential real estate	11,879	-	11,847	32
Total OREO	$53,392	$-	$51,743	$1,649

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

The carrying values and estimated fair values of our financial instruments are summarized below:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$17,251	$17,251	$11,782	$11,782
Securities available for sale	281,865	281,865	288,780	288,780
Other investments	6,610	6,610	7,815	7,815
Loans held for sale, net	-	-	321	321
Loans, net	962,714	981,849	937,070	952,592
Accrued interest receivable	5,410	5,410	5,669	5,669
Derivative financial instruments	-	-	803	803
	$1,273,850	$1,292,985	$1,252,240	$1,267,762
Financial liabilities
Deposits	$1,052,630	$1,077,704	$1,003,812	$1,029,606
Short-term borrowings	68,974	68,974	62,769	62,769
Long-term borrowings	123,492	132,741	163,516	173,863
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,193	1,193	1,433	1,433
Derivative financial liabilities	408	408	-	-
	$1,283,086	$1,317,409	$1,267,919	$1,304,060

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2014			2013
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$2,389			$1,793
Less preferred stock dividends	(193)			(194)

Basic EPS	$2,196	7,453,370	$0.29	$1,599	7,432,254	$0.22

Effect of dilutive securities:
Stock options		9,762			7,087
Series 2011 convertible
preferred stock	119	1,491,250		120	1,500,000
Series 2009 convertible
preferred stock	74	674,545		74	674,545

Diluted EPS	$2,389	$9,628,927	$0.25	$1,793	$9,613,886	$0.19

Stock option grants and the conversion of preferred stock are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2014 and 2013 totaled 143,000 shares and 170,500 shares, respectively.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2014, December 31, 2013, and March 31, 2013 are summarized as follows:

	March 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$27,658	$736	$78	$28,316
Residential mortgage-backed securities:
Government-sponsored agencies	142,644	2,230	1,060	143,814
Nongovernment-sponsored entities	10,429	377	19	10,787
State and political subdivisions
General obligations	5,681	7	209	5,479
Water and sewer revenues	2,389	8	60	2,337
Other revenues	3,021	-	106	2,915
Corporate debt securities	3,977	25	4	3,998
Total taxable debt securities	195,799	3,383	1,536	197,646
Tax-exempt debt securities
State and political subdivisions
General obligations	45,761	1,109	504	46,366
Water and sewer revenues	14,033	64	110	13,987
Lease revenues	9,079	47	168	8,958
Lottery/casino revenues	4,428	102	79	4,451
Other revenues	10,334	115	69	10,380
Total tax-exempt debt securities	83,635	1,437	930	84,142
Equity securities	77	-	-	77
Total available for sale securities	$279,511	$4,820	$2,466	$281,865

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$29,100	$675	$118	$29,657
Residential mortgage-backed securities:
Government-sponsored agencies	155,270	2,019	1,573	155,716
Nongovernment-sponsored entities	11,519	321	21	11,819
State and political subdivisions
General obligations	9,317	-	475	8,842
Water and sewer revenues	3,229	-	114	3,115
Other revenues	4,051	4	142	3,913
Corporate debt securities	3,973	24	31	3,966
Total taxable debt securities	216,459	3,043	2,474	217,028
Tax-exempt debt securities
State and political subdivisions
General obligations	41,156	675	1,154	40,677
Water and sewer revenues	8,996	15	306	8,705
Lease revenues	7,956	-	391	7,565
Lottery/casino revenues	4,443	63	169	4,337
Other revenues	10,527	55	191	10,391
Total tax-exempt debt securities	73,078	808	2,211	71,675
Equity securities	77	-	-	77
Total available for sale securities	$289,614	$3,851	$4,685	$288,780

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$30,782	$1,035	$-	$31,817
Residential mortgage-backed securities:
Government-sponsored agencies	142,534	3,444	647	145,331
Nongovernment-sponsored agencies	13,691	483	83	14,091
State and political subdivisions	13,889	122	93	13,918
Corporate debt securities	2,962	33	18	2,977
Total taxable debt securities	203,858	5,117	841	208,134
Tax-exempt debt securities:
State and political subdivisions	68,945	3,527	271	72,201
Residential mortgage-backed securities:
Government-sponsored agencies	2,642	-	-	2,642
Total tax-exempt debt securities	71,587	3,527	271	74,843
Equity securities	77	-	-	77
Total available for sale securities	$275,522	$8,644	$1,112	$283,054

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$16,625	$207	$119	$16,713
West Virginia	13,642	203	109	13,736
Illinois	9,392	75	238	9,229
Texas	6,262	313	78	6,497
Pennsylvania	5,906	25	71	5,860

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The maturities, amortized cost and estimated fair values of securities at March 31, 2014, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$51,630	$52,344
Due from one to five years	95,253	96,145
Due from five to ten years	33,742	34,102
Due after ten years	98,809	99,197
Equity securities	77	77
	$279,511	$281,865

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2014 are as follows:

		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$18,157	$2,051	$8,782	$370	$392

During the three months ended March 31, 2014 and 2013, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended March 31,
Dollars in thousands	2014	2013

Total other-than-temporary impairment losses	$-	$(91)
Portion of loss recognized in
other comprehensive income	-	37
Net impairment losses recognized in earnings	$-	$(54)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2014 is as follows:

Three Months Ended
March 31, 2014

Dollars in thousands	Total
Beginning Balance	$(3,021)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	-
Securities sold during the period	-
Ending Balance	$(3,021)

We held 110 available for sale securities having an unrealized loss at March 31, 2014.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2014 and December 31, 2013, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$7,256	$(78)	$-	$-	$7,256	$(78)
Residential mortgage-backed securities:
Government-sponsored agencies	33,536	(763)	12,566	(297)	46,102	(1,060)
Nongovernment-sponsored entities	2,162	(10)	409	(7)	2,571	(17)
State and political subdivisions:
General obligations	4,026	(135)	1,162	(74)	5,188	(209)
Water and sewer revenues	250	(6)	1,577	(54)	1,827	(60)
Other revenues	2,915	(106)	-	-	2,915	(106)
Corporate debt securities	1,996	(4)	-	-	1,996	(4)
Tax-exempt debt securities
State and political subdivisions:
General obligations	17,901	(346)	3,423	(158)	21,324	(504)
Water and sewer revenues	6,301	(85)	432	(25)	6,733	(110)
Lease revenues	5,121	(65)	2,083	(103)	7,204	(168)
Lottery/casino revenues	-	-	1,659	(79)	1,659	(79)
Other revenues	3,072	(69)	-	-	3,072	(69)
Total temporarily impaired securities	84,536	(1,667)	23,311	(797)	107,847	(2,464)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	(2)	-	-	-	(2)
Total other-than-temporarily
impaired securities	-	(2)	-	-	-	(2)
Total	$84,536	$(1,669)	$23,311	$(797)	$107,847	$(2,466)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$10,868	$(118)	$-	$-	$10,868	$(118)
Residential mortgage-backed securities:
Government-sponsored agencies	55,035	(1,385)	13,249	(188)	68,284	(1,573)
Nongovernment-sponsored entities	2,407	(12)	565	(7)	2,972	(19)
State and political subdivisions:
General obligations	4,505	(264)	2,337	(211)	6,842	(475)
Water and sewer revenues	1,309	(31)	1,554	(83)	2,863	(114)
Other revenues	3,142	(142)	-	-	3,142	(142)
Corporate debt securities	2,968	(31)	-	-	2,968	(31)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,603	(997)	2,102	(157)	21,705	(1,154)
Water and sewer revenues	5,643	(224)	983	(82)	6,626	(306)
Lease revenues	6,112	(349)	958	(42)	7,070	(391)
Lottery/casino revenues	2,720	(132)	554	(37)	3,274	(169)
Other revenues	8,815	(191)	-	-	8,815	(191)
Total temporarily impaired securities	123,127	(3,876)	22,302	(807)	145,429	(4,683)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1	(2)	1	(2)
Total other-than-temporarily
impaired securities	-	-	1	(2)	1	(2)
Total	$123,127	$(3,876)	$22,303	$(809)	$145,430	$(4,685)

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

Loans are summarized as follows:

	March 31,	December 31,	March 31,
Dollars in thousands	2014	2013	2013
Commercial	$93,517	$88,352	$86,877
Commercial real estate
Owner-occupied	150,025	149,618	151,942
Non-owner occupied	297,197	280,790	288,475
Construction and development
Land and land development	67,342	71,453	76,277
Construction	18,327	15,155	5,782
Residential real estate
Non-jumbo	215,665	212,946	213,965
Jumbo	51,406	53,406	62,849
Home equity	56,161	54,844	53,765
Consumer	19,106	19,889	19,638
Other	5,037	3,276	3,191
Total loans, net of unearned fees	973,783	949,729	962,761
Less allowance for loan losses	11,069	12,659	17,020
Loans, net	$962,714	$937,070	$945,741

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2014 and 2013 and December 31, 2013.

	At March 31, 2014
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$52	$50	$796	$898	$92,619	$-
Commercial real estate
Owner-occupied	-	236	125	361	149,664	-
Non-owner occupied	1,076	-	768	1,844	295,353	-
Construction and development
Land and land development	754	-	6,123	6,877	60,465	-
Construction	-	-	-	-	18,327	-
Residential mortgage
Non-jumbo	2,780	804	1,821	5,405	210,260	-
Jumbo	712	-	-	712	50,694	-
Home equity	75	-	69	144	56,017	-
Consumer	207	32	45	284	18,822	-
Other	-	-	-	-	5,037	-
Total	$5,656	$1,122	$9,747	$16,525	$957,258	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2013
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$74	$34	$1,190	$1,298	$87,054	$-
Commercial real estate
Owner-occupied	328	459	487	1,274	148,344	-
Non-owner occupied	912	115	128	1,155	279,635	-
Construction and development
Land and land development	1,627	-	8,638	10,265	61,188	-
Construction	-	-	-	-	15,155	-
Residential mortgage
Non-jumbo	2,708	1,673	1,321	5,702	207,244	-
Jumbo	-	-	-	-	53,406	-
Home equity	588	87	-	675	54,169	-
Consumer	224	82	106	412	19,477	-
Other	-	-	-	-	3,276	-
Total	$6,461	$2,450	$11,870	$20,781	$928,948	$-

	At March 31, 2013
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$148	$44	$1,921	$2,113	$84,764	$-
Commercial real estate
Owner-occupied	1,075	310	-	1,385	150,557	-
Non-owner occupied	222	708	909	1,839	286,636	-
Construction and development
Land and land development	65	794	10,538	11,397	64,880	-
Construction	-	-	153	153	5,629	-
Residential mortgage
Non-jumbo	4,910	1,052	2,362	8,324	205,641	-
Jumbo	-	-	12,565	12,565	50,284	-
Home equity	247	48	-	295	53,470	-
Consumer	244	34	44	322	19,316	-
Other	-	-	-	-	3,191	-
Total	$6,911	$2,990	$28,492	$38,393	$924,368	$-

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2014, December 31, 2013, and March 31, 2013.

Dollars in thousands	3/31/2014	12/31/2013	3/31/2013
Commercial	$866	$1,224	$4,763
Commercial real estate
Owner-occupied	2,404	1,953	495
Non-owner occupied	430	365	1,030
Construction and development
Land & land development	10,252	12,830	12,923
Construction	-	-	153
Residential mortgage
Non-jumbo	2,593	2,446	4,001
Jumbo	-	-	12,565
Home equity	297	-	303
Consumer	73	128	72
Total	$16,915	$18,946	$36,305

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

The table below sets forth information about our impaired loans.

Loan Category	03/31/2014	12/31/2013	03/31/2013	Method used to measure impairment
Commerical	$899	$1,864	$10,322	Fair value of collateral
	-	158	164	Discounted cash flow
Commerical real estate
Owner-occupied	4,856	10,067	13,334	Fair value of collateral
	7,598	2,483	2,673	Discounted cash flow
Non-owner occupied	518	5,832	6,858	Fair value of collateral
	5,259	-	-	Discounted cash flow
Construction and development
Land & land development	16,107	24,625	27,395	Fair value of collateral
	1,457	644	656	Discounted cash flow
Construction	-	-	-	Fair value of collateral
Residential mortgage
Non-jumbo	3,450	5,516	5,190	Fair value of collateral
	2,603	566	829	Discounted cash flow
Jumbo	6,644	8,768	21,450	Fair value of collateral
	2,086	-	-	Discounted cash flow
Home equity	186	212	213	Fair value of collateral
Consumer	40	47	62	Fair value of collateral
Total	$51,703	$60,782	$89,146

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at March 31, 2014, December 31, 2013 and March 31, 2013.

	March 31, 2014
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$824	$824	$-	$824	$27
Commercial real estate
Owner-occupied	7,836	7,836	-	7,836	231
Non-owner occupied	5,035	5,037	-	5,037	249
Construction and development
Land & land development	11,793	11,793	-	11,793	323
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,209	3,217	-	3,217	140
Jumbo	7,828	7,833	-	7,833	401
Home equity	186	186	-	186	11
Consumer	40	40	-	40	3
Total without a related allowance	$36,751	$36,766	$-	$36,766	$1,385

With a related allowance
Commercial	$75	$75	$18	$75	$5
Commercial real estate
Owner-occupied	4,618	4,618	324	4,618	213
Non-owner occupied	740	740	85	740	28
Construction and development
Land & land development	5,771	5,771	2,553	5,771	40
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,835	2,836	337	2,836	134
Jumbo	896	897	56	897	45
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Total with a related allowance	$14,935	$14,937	$3,373	$14,937	$465

Total
Commercial	$36,692	$36,694	$2,980	$36,694	$1,116
Residential real estate	14,954	14,969	393	14,969	731
Consumer	40	40	-	40	3
Total	$51,686	$51,703	$3,373	$51,703	$1,850

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$1,161	$1,167	$-	$1,518	$98
Commercial real estate
Owner-occupied	8,434	8,434	-	7,675	226
Non-owner occupied	5,075	5,077	-	5,110	253
Construction and development
Land & land development	14,732	14,737	-	11,628	325
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,587	3,595	-	2,858	157
Jumbo	7,862	7,867	-	7,910	405
Home equity	186	186	-	186	11
Consumer	26	27	-	28	1
Total without a related allowance	41,063	41,090	-	36,913	1,476

With a related allowance
Commercial	855	855	406	1,013	-
Commercial real estate
Owner-occupied	4,116	4,116	305	3,945	184
Non-owner occupied	747	755	175	515	28
Construction and development
Land & land development	10,532	10,532	3,186	11,310	147
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,485	2,487	256	2,292	107
Jumbo	900	901	37	906	45
Home equity	27	26	22	27	-
Consumer	20	20	13	9	-
Total with a related allowance	19,682	19,692	4,400	20,017	511

Total
Commercial	45,652	45,673	4,072	42,714	1,261
Residential real estate	15,047	15,062	315	14,179	725
Consumer	46	47	13	37	1
Total	$60,745	$60,782	$4,400	$56,930	$1,987

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$9,442	$9,446	$-	$9,446	$439
Commercial real estate
Owner-occupied	9,882	9,886	-	9,886	455
Non-owner occupied	5,430	5,432	-	5,432	271
Construction and development
Land & land development	15,623	15,622	-	14,883	575
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,523	3,531	-	3,531	153
Jumbo	7,264	7,265	-	7,265	360
Home equity	185	186	-	186	11
Consumer	35	35	-	35	1
Total without a related allowance	$51,384	$51,403	$-	$50,664	$2,265

With a related allowance
Commercial	$1,031	$1,040	$403	$1,040	$8
Commercial real estate
Owner-occupied	6,121	6,121	437	6,120	282
Non-owner occupied	1,426	1,426	152	1,427	29
Construction and development
Land & land development	12,429	12,429	1,421	12,429	157
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,487	2,488	303	2,487	87
Jumbo	14,180	14,185	3,707	14,185	94
Home equity	28	27	28	28	-
Consumer	26	27	14	26	2
Total with a related allowance	$37,728	$37,743	$6,465	$37,742	$659

Total
Commercial	$61,384	$61,402	$2,413	$60,663	$2,216
Residential real estate	27,667	27,682	4,038	27,682	705
Consumer	61	62	14	61	3
Total	$89,112	$89,146	$6,465	$88,406	$2,924

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $33.5 million, of which $32.2 million were current with respect to restructured contractual payments at March 31, 2014, and $34.5 million, of which $33.6 million were current with respect to restructured contractual payments at December 31, 2013.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2014 and 2013.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	-	$-	$-	-	$-	$-
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Construction and development
Land & land development	-	-	-	1	49	50
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	-	-	-
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	-	$-	$-	1	$49	$50

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended
	March 31, 2014
	Number of	Recorded Investment
dollars in thousands	Defaults	at Default Date
Commercial	1	$56
Commercial real estate
Owner-occupied	-	-
Non-owner occupied	-	-
Construction and development
Land & land development	1	698
Construction	-	-
Residential real estate
Non-jumbo	4	576
Jumbo	-	-
Home equity	-	-
Consumer	-	-
Total	6	$1,330

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table details the activity regarding TDRs by loan type during the first three months of 2014, and the related allowance on TDRs.

March 31, 2014
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Troubled debt restructurings
Balance January 1, 2014	$6,164	$-	$1,242	$9,698	$5,544	$5,542	$6,278	$-	$46	$-	$34,514
Additions	-	-	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-	-	-	(3)	-	(3)
Net (paydowns) advances	(95)	-	(733)	(54)	(52)	(29)	(41)	-	(3)	-	(1,007)
Transfer into OREO	-	-	-	-	-	-	-	-	-	-	-
Refinance out of TDR status	-	-	-	-	-	-	-	-	-	-	-
Balance March 31, 2014	$6,069	$-	$509	$9,644	$5,492	$5,513	$6,237	$-	$40	$-	$33,504

Allowance related to
troubled debt restructurings	$171	$-	$18	$176	$85	$334	$56	$-	$-	$-	$840

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Pass	$45,857	$41,662	$18,035	$15,022	$91,387	$82,323	$143,443	$143,982	$285,977	$268,967
OLEM (Special Mention)	5,304	5,550	292	133	1,225	4,544	1,927	1,412	9,560	10,222
Substandard	16,071	24,131	-	-	515	1,485	4,655	4,224	1,660	1,601
Doubtful	110	110	-	-	390	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$67,342	$71,453	$18,327	$15,155	$93,517	$88,352	$150,025	$149,618	$297,197	$280,790

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2014	12/31/2013	3/31/2013	3/31/2014	12/31/2013	3/31/2013
Residential real estate
Non-jumbo	$213,071	$210,500	$209,964	$2,594	$2,446	$4,001
Jumbo	51,406	53,406	50,284	-	-	12,565
Home Equity	55,865	54,844	53,462	296	-	303
Consumer	19,033	19,761	19,566	73	128	72
Other	5,037	3,276	3,191	-	-	-
Total	$344,412	$341,787	$336,467	$2,963	$2,574	$16,941

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month periods ended March 30, 2014 and 2013, and for the year ended December 31, 2013 is as follows:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended		Year Ended
	March 31,		December 31,
Dollars in thousands	2014	2013	2013

Balance, beginning of year	$12,659	$17,933	$17,933
Losses:
Commercial	390	17	723
Commercial real estate
Owner occupied	11	63	1,031
Non-owner occupied	-	3	9
Construction and development
Land and land development	2,376	2,062	3,596
Construction	-	-	-
Residential real estate
Non-jumbo	9	228	541
Jumbo	8	60	4,741
Home equity	-	20	77
Consumer	45	22	79
Other	23	22	162
Total	2,862	2,497	10,959
Recoveries:
Commercial	6	2	12
Commercial real estate
Owner occupied	7	2	8
Non-owner occupied	3	-	674
Construction and development
Land and land development	26	5	187
Construction	-	-	-
Real estate - mortgage
Non-jumbo	20	19	127
Jumbo	163	1	6
Home equity	2	-	5
Consumer	20	21	79
Other	25	34	87
Total	272	84	1,185
Net losses	2,590	2,413	9,774
Provision for loan losses	1,000	1,500	4,500
Balance, end of period	$11,069	$17,020	$12,659

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first three months of 2014 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Devlop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,455	$269	$1,323	$969	$641	$1,843	$1,888	$173	$48	$50	$12,659
Charge-offs	2,376	-	390	11	-	9	8	-	45	23	2,862
Recoveries	26	-	6	7	3	20	163	2	20	25	272
Provision	1,758	27	181	69	(217)	(332)	(471)	(41)	11	15	1,000
Ending balance	$4,863	$296	$1,120	$1,034	$427	$1,522	$1,572	$134	$34	$67	$11,069

Allowance related to:
Loans individually
evaluated for impairment	$2,553	$-	$18	$324	$85	$337	$56	$-	$-	$-	$3,373
Loans collectively
evaluated for impairment	2,310	296	1,102	710	342	1,185	1,516	134	34	67	7,696
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$4,863	$296	$1,120	$1,034	$427	$1,522	$1,572	$134	$34	$67	$11,069

Loans
Loans individually
evaluated for impairment	$17,564	$-	$899	$12,454	$5,778	$6,053	$8,730	$186	$39	$-	$51,703
Loans collectively
evaluated for impairment	49,778	18,327	92,618	137,571	291,419	209,612	42,676	55,975	19,067	5,037	$922,080
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$67,342	$18,327	$93,517	$150,025	$297,197	$215,665	$51,406	$56,161	$19,106	$5,037	$973,783

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2014 and other intangible assets by reporting unit at March 31, 2014 and December 31, 2013.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2014	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, March 31, 2014	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2014			December 31, 2013
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,254	-	2,254	2,216	-	2,216
Net carrying amount	$13	$-	$13	$51	$-	$51

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,350	1,350	-	1,300	1,300
Net carrying amount	$-	$1,650	$1,650	$-	$1,700	$1,700

We recorded amortization expense of approximately $88,000 for the three months ended March 31, 2014 relative to our other intangible assets.  Annual amortization is expected to be approximately $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2018.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2014 and 2013 and December 31, 2013:

	March 31,	December 31,	March 31,
Dollars in thousands	2014	2013	2013
Demand deposits, interest bearing	$195,898	$186,578	$181,326
Savings deposits	228,854	193,446	197,587
Time deposits	528,433	530,951	594,279
Total	$953,185	$910,975	$973,192

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $160.4 million, $160.8 million and $213.6 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2014 is as follows:

Dollars in thousands
Nine month period ending December 31, 2014	$176,012
Year ending December 31, 2015	100,144
Year ending December 31, 2016	106,520
Year ending December 31, 2017	35,522
Year ending December 31, 2018	43,048
Thereafter	67,187
$528,433

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2014:

Dollars in thousands	Amount	Percent
Three months or less	$50,642	13.0%
Three through six months	45,428	11.7%
Six through twelve months	45,408	11.7%
Over twelve months	248,245	63.7%
Total	$389,723	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2014		2013
		Federal Funds		Federal Funds
	Short-term	Purchased	Short-term	Purchased
	FHLB	and Lines	FHLB	and Lines
Dollars in thousands	Advances	of Credit	Advances	of Credit
Balance at March 31	$60,000	$8,974	$-	$5,960
Average balance outstanding for the period	66,205	8,971	24,321	3,514
Maximum balance outstanding at
any month end during period	80,000	8,974	45,000	5,960
Weighted average interest rate for the period	0.28%	0.25%	0.25%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.31%	0.25%	0.25%	0.25%

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2013
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at December 31	$53,800	$8,969
Average balance outstanding for the period	29,786	4,313
Maximum balance outstanding at
any month end during period	55,300	8,969
Weighted average interest rate for the period	0.28%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.26%	0.25%

Long-term borrowings:  Our long-term borrowings of $123.5 million, $163.5 million and $163.6 million at March 31, 2014, December 31, 2013, and March 31, 2013 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at March 31,		December 31,
Dollars in thousands	2014	2013	2013
Long-term FHLB advances	$42,576	$82,672	$82,600
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loans	8,916	8,916	8,916
Total	$123,492	$163,588	$163,516

The term loans are secured by the common stock of our subsidiary bank.  $5.4 million bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017, and $3.5 million bears a fixed rate of 8% with a final maturity of 2023.

Our long term FHLB borrowings and reverse repurchase agreements bear fixed rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2014 was 3.95% compared to 3.82% for the first three months of 2013.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at March 31, 2014, December 31, 2013, and March 31, 2013.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2014, December 31, 2013, and March 31, 2013.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2014	$42,502	$-	$-
	2015	1,909	10,000	-
	2016	28,911	-	-
	2017	918	-	-
	2018	45,017	-	-
	Thereafter	4,235	6,800	19,589
		$123,492	$16,800	$19,589

NOTE 11.  SHARE BASED COMPENSATION

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first three months of 2014 or 2013.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2014 and 2013, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, January 1	185,410	$19.59	249,700	$18.98
Granted	-	-	-	-
Exercised	(3,200)	4.63	(12,000)	5.09
Forfeited	-	-	(1,750)	19.69
Expired	(2,300)	17.43	(38,900)	23.79
Outstanding, March 31	179,910	$19.88	197,050	$18.17

Other information regarding options outstanding and exercisable at March 31, 2014 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	13,750	$4.71	4.38	$77	11,750	$5.08	$61
6.01 - 10.00	23,160	9.07	2.98	27	22,560	9.14	25
10.01 - 17.50	-	-	-	-	-	-	-
17.51 - 20.00	38,500	17.80	2.75	-	38,500	17.80	-
20.01 - 25.93	104,500	25.04	2.49	-	104,500	25.04	-

	179,910	19.88		$104	177,310	20.12	$86

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2014
Commitments to extend credit:
Revolving home equity and
credit card lines	$51,315
Construction loans	28,574
Other loans	35,788
Standby letters of credit	1,765
Total	$117,442

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2014, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

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

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Capital (to risk weighted assets)
Summit	$144,071	14.2%	$81,024	8.0%	$101,280	10.0%
Summit Community	157,724	15.6%	80,974	8.0%	101,217	10.0%
Tier I Capital (to risk weighted assets)
Summit	125,202	12.4%	40,512	4.0%	60,768	6.0%
Summit Community	146,655	14.5%	40,487	4.0%	60,730	6.0%
Tier I Capital (to average assets)
Summit	125,202	9.0%	55,399	4.0%	69,249	5.0%
Summit Community	146,655	10.6%	55,394	4.0%	69,242	5.0%

As of December 31, 2013
Total Capital (to risk weighted assets)
Summit	144,202	14.5%	79,638	8.0%	99,547	10.0%
Summit Community	156,473	15.7%	79,627	8.0%	99,534	10.0%
Tier I Capital (to risk weighted assets)
Summit	122,918	12.4%	39,499	4.0%	59,248	6.0%
Summit Community	143,989	14.5%	39,814	4.0%	59,720	6.0%
Tier I Capital (to average assets)
Summit	122,918	8.9%	55,151	4.0%	68,938	5.0%
Summit Community	143,989	10.4%	55,150	4.0%	68,938	5.0%

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

We operate two business segments:  community banking and insurance & financial services.  These segments are primarily identified by the products or services offered.  The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels.  The insurance & financial services segment includes three insurance agency offices that sell insurance products.  The accounting policies discussed throughout the notes to the consolidated financial statements apply to each of our business segments.

Inter-segment revenue and expense consists of management fees allocated to the community banking and the insurance & financial services segments for all centralized functions that are performed by the parent, including overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2014
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,511	$-	$(473)	$-	$10,038
Provision for loan losses	1,000	-	-	-	1,000
Net interest income after provision for loan losses	9,511	-	(473)	-	9,038
Other income	1,410	1,373	293	(293)	2,783
Other expenses	7,349	1,028	414	(293)	8,498
Income (loss) before income taxes	3,572	345	(594)	-	3,323
Income tax expense (benefit)	982	121	(169)	-	934
Net income (loss)	2,590	224	(425)	-	2,389
Dividends on preferred shares	-	-	193	-	193
Net income (loss) applicable to common shares	$2,590	$224	$(618)	$-	$2,196
Inter-segment revenue (expense)	$(264)	$(29)	$293	$-	$-

Average assets	$1,442,219	$5,978	$160,346	$(216,040)	$1,392,503

	Three Months Ended March 31, 2013
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total

Net interest income	$10,226	$-	$(468)	$-	$9,758
Provision for loan losses	1,500	-	-	-	1,500
Net interest income after provision for loan losses	8,726	-	(468)	-	8,258
Other income	1,444	1,304	272	(272)	2,748
Other expenses	7,193	1,197	444	(272)	8,562
Income (loss) before income taxes	2,977	107	(640)	-	2,444
Income tax expense (benefit)	825	36	(210)	-	651
Net income (loss)	2,152	71	(430)	-	1,793
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$2,152	$71	$(624)	$-	$1,599
Inter-segment revenue (expense)	$(245)	$(27)	$272	$-	$-

Average assets	$1,446,533	$6,264	$155,808	$(216,698)	$1,391,907

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of March 31, 2014 follows:

	March 31, 2014
	Notional	Derivative Fair Value		Net Ineffective
Dollars in thousands	Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$70,000	$-	$408	$-
	$70,000	$-	$408	$-

On April 14, 2014, we entered into a $40 million notional forward-starting, pay-fixed/receive LIBOR interest rate swap with an effective date of October 18, 2016, which was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.841% for a 3 year period.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2013 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets declined by 0.38% for the first three months in 2014 compared to the same period of 2013 while our net interest earnings on a tax equivalent basis increased 2.45%.  Our tax equivalent net interest margin increased 10 basis points.  Historically high levels of nonaccrual loans continue to negatively impact our net interest earnings while our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2014	2013
Community banking	$2,590	$2,152
Insurance & financial services	224	71
Parent and other	(618)	(624)
Consolidated net income (loss)	$2,196	$1,599

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2013 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 6 to the consolidated financial statements of our 2013 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2013 Annual Report on Form 10-K.

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

We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Note 9 of the consolidated financial statements of our Annual Report on Form 10-K for further discussion of our intangible assets, which include goodwill.

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

Deferred Income Tax Assets:  At March 31, 2014, we had net deferred tax assets of $12.0 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2014.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2014 increased to $2.20 million, or $0.25 per diluted share as compared to $1.60 million or $0.19 per diluted share for the same period of 2013.  Earnings for the three months ended March 31, 2014 were positively impacted by lower provisions for loan losses.  The provision for loan losses was $1.0 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.  Included in earnings for the three months ended March 31, 2014 was $22,000 in realized securities losses and $928,000 of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first three months of 2014 were 8.46% and 0.69%, respectively, compared with 6.55% and 0.52% for the same period of 2013.

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

Our net interest income on a fully tax-equivalent basis totaled $10.4 million for the three months ended March 31, 2014 compared to $10.1 million for the same period of 2013, representing an increase of $248,000 or 2.45%.  While our tax-equivalent earnings on interest earning assets decreased, this decrease was more than offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets decreased 0.38% from $1.27 billion during the first three months of 2013 to $1.26 billion for the first three months of 2014.  Average interest bearing liabilities declined 0.55% from $1.181 billion at March 31, 2013 to $1.175 billion at March 31, 2014, at an average yield for the first three months of 2014 of 1.39% compared to 1.65% for the same period of 2013.

Our consolidated net interest margin increased to 3.33% for the three months ended March 31 2014, compared to 3.23% for the same period in 2013. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the three months ended

March 31, 2014 compared to March 31, 2013, the yields on earning assets decreased 15 basis points, while the cost of our interest bearing funds decreased by 26 basis points.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$957,482	$12,145	5.14%	$960,509	$12,833	5.42%
Tax-exempt (2)	5,830	108	7.51%	5,965	106	7.21%
Securities
Taxable	216,900	1,281	2.40%	216,306	1,030	1.93%
Tax-exempt (2)	75,437	864	4.64%	79,147	961	4.92%
Federal funds sold and interest
bearing deposits with other banks	8,923	2	0.09%	7,510	1	0.05%
Total interest earning assets	1,264,572	14,400	4.62%	1,269,437	14,931	4.77%

Noninterest earning assets
Cash & due from banks	3,897			4,240
Premises and equipment	20,582			21,101
Other assets	116,421			114,701
Allowance for loan losses	(12,969)			(17,572)
Total assets	$1,392,503			$1,391,907

Interest bearing liabilities
Interest bearing demand deposits	$186,982	$52	0.11%	$174,724	$70	0.16%
Savings deposits	208,529	319	0.62%	195,556	309	0.64%
Time deposits	530,117	1,870	1.43%	574,545	2,388	1.69%
Short-term borrowings	75,177	52	0.28%	27,834	17	0.25%
Long-term borrowings
and capital trust securities	174,559	1,739	4.04%	209,255	2,027	3.93%
Total interest bearing liabilities	1,175,364	4,032	1.39%	1,181,914	4,811	1.65%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	95,138			92,926
Other liabilities	9,037			7,653
Total liabilities	1,279,539			1,282,493

Shareholders' equity - preferred	9,291			9,325
Shareholders' equity - common	103,673			100,089
Total liabilities and
shareholders' equity	$1,392,503			$1,391,907
Net interest earnings		$10,368			$10,120
Net yield on interest earning assets			3.33%			3.23%

(1) - For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $330,000 and $362,000 for the periods ended
March 31, 2014 and March 31, 2013, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2014 versus March 31, 2013
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(40)	$(649)	$(689)
Tax-exempt	(2)	4	2
Securities
Taxable	3	248	251
Tax-exempt	(44)	(53)	(97)
Federal funds sold and interest
bearing deposits with other banks	-	2	2
Total interest earned on
interest earning assets	(83)	(448)	(531)

Interest paid on:
Interest bearing demand
deposits	5	(23)	(18)
Savings deposits	20	(10)	10
Time deposits	(176)	(342)	(518)
Short-term borrowings	33	2	35
Long-term borrowings and capital
trust securities	(344)	56	(288)
Total interest paid on
interest bearing liabilities	(462)	(317)	(779)

Net interest income	$379	$(131)	$248

Noninterest Income

Total noninterest income increased to $2.78 million for the first three months of 2014, compared to $2.75 million for the same period of 2013.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2014	2013
Insurance commissions	$1,181	$1,184
Service fees related to deposit accounts	1,043	1,012
Realized securities gains (losses)	(22)	42
Other-than-temporary impairment of securities	-	(54)
Bank owned life insurance income	270	238
Other	311	326
Total	$2,783	$2,748

Other-than-temporary impairment of securities – We do not anticipate material charges for other-than-temporary impairment of securities in the near term.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Expense

Total noninterest expense decreased less than 1% for the three months ended March 31, 2014, as compared to the same period in 2013.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2014	$	%	2013
Salaries, commissions, and employee benefits	$3,980	$(137)	-3.3%	$4,117
Net occupancy expense	541	85	18.6%	456
Equipment expense	566	(32)	-5.4%	598
Professional fees	316	65	25.9%	251
Amortization of intangibles	88	-	0.0%	88
FDIC premiums	503	(37)	-6.9%	540
Foreclosed properties expense	253	(26)	-9.3%	279
Loss (gain) on sales of foreclosed properties	75	35	87.5%	40
Write-downs of foreclosed properties	928	(1)	-0.1%	929
Other	1,248	(16)	-1.3%	1,264
Total	$8,498	$(64)	-0.7%	$8,562

Credit Experience

 While recent economic data points to a stabilizing real estate market, general economic conditions remain weak when compared to pre-2008 levels.  As a result, we continue to experience elevated levels of loan delinquencies and nonperforming assets.  Although Management anticipates loan delinquencies and nonperforming assets will remain higher than pre-recession levels, we do expect recent trends of improvement to continue.

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

We recorded $1.0 million and $1.5 million provisions for loan losses for the first three months of 2014 and 2013, respectively.  This decline is a result of lower levels of specific reserves necessary as a result of lower levels of impaired loans at March 31, 2014 compared to March 31, 2013.

As illustrated in Table V below, our non-performing assets have decreased during the past 12 months.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table V - Summary of Non-Performing Assets	March 31,		December 31,
Dollars in thousands	2014	2013	2013
Accruing loans past due 90 days or more	$-	$-	$-
Nonaccrual loans
Commercial	866	4,763	1,224
Commercial real estate	2,834	1,525	2,318
Commercial construction and development	3,653	-	3,782
Residential construction and development	6,599	13,076	9,048
Residential real estate	2,890	16,869	2,446
Consumer	73	72	128
Total nonaccrual loans	16,915	36,305	18,946
Foreclosed properties
Commercial real estate	8,523	11,779	9,903
Commercial construction and development	11,097	16,670	11,125
Residential construction and development	20,640	21,929	20,485
Residential real estate	11,981	4,247	11,879
Total foreclosed properties	52,241	54,625	53,392
Repossessed assets	28	19	8
Total nonperforming assets	$69,184	$90,949	$72,346
Total nonperforming loans as a
percentage of total loans	1.74%	3.77%	1.99%
Total nonperforming assets as a
percentage of total assets	4.92%	6.54%	5.22%
Allowance for loan losses as a
percentage of nonperforming loans	65.44%	46.88%	66.82%
Allowance for loan losses as a
percentage of period end loans	1.14%	1.77%	1.33%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2014 and 2013.

Table VI - Foreclosed Property Activity	For the Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Balance January 1	$53,392	$56,172
Acquisitions	1,277	1,331
Improvements	-	73
Disposals	(1,500)	(2,022)
Writedowns to fair value	(928)	(929)
Balance March 31	$52,241	$54,625

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table details our most significant nonperforming loan relationships at March 31, 2014.

Table IX - Significant Nonperforming Loan Relationships
March 31, 2014
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$4,155	Collateral value	$4,617	(1)	$1,655	$4,293
Eastern Panhandle WV	Commercial development & commercial real estate	Aug. 2006 & Apr. 2007	Aug. 2013	$5,088	Collateral Value	$8,600	(1)	$-	$-

(1) - Values are based upon recent external appraisal.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of March 31, 2014, approximately 71% of our impaired loans required no reserves or have been charged down to their fair value.

At March 31, 2014, December 31, 2013, and March 31, 2013, our allowance for loan losses totaled $11.1 million, or 1.14% of total loans, $12.7 million, or 1.33% of total loans and $17.0 million, or 1.77% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The decline is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

At March 31, 2014, December 31, 2013, and March 31, 2013, we had approximately $52.2 million, $53.4 million and $54.6 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.41 billion at March 31, 2014, compared to $1.39 billion at December 31, 2013, representing a 1.43% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2013 and March 31, 2014.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		March 31,
Dollars in thousands	2013	Amount	Percentage	2014
Assets
Securities available for sale	$288,780	(6,915)	-2.4%	$281,865
Loans, net of unearned interest	937,070	25,644	2.7%	962,714

Liabilities
Deposits	$1,003,812	$48,818	4.9%	$1,052,630
Short-term borrowings	62,769	6,205	9.9%	68,974
Long-term borrowings	163,516	(40,024)	-24.5%	123,492

Loans increased $25.6 million, or 2.7% during the first three months of 2014.  We recently experienced modest loan growth and at present, we expect continued growth, but at a slower pace than that experienced during this most recent quarter.

Deposits increased approximately $48.8 million during the first three months of 2014; savings deposits increased approximately $35.4 million.

The decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first three months of 2014.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2014 and December 31, 2013.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities, and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $620 million or 44.1% of total consolidated assets at March 31, 2014.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to borrow approximately $471 million.  As of March 31, 2014 and December 31, 2013, these advances totaled approximately $43 million and $83 million, respectively.  At March 31, 2014, we had additional borrowing capacity of $369 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2014 was approximately $88 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2014 totaled $114.5 million compared to $111.1 million at December 31, 2013.

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

See Note 13 of the notes to the accompanying consolidated financial statements and Risks Relating to Our Business of the Risk Factors section of the 2013 Annual Report on Form 10K for specific details of the MOUs.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2014.

Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2014	$42,502	$-	$204
2015	11,909	-	38
2016	28,911	-	-
2017	918	-	-
2018	45,017	-	-
Thereafter	11,035	19,589	-
Total	$140,292	$19,589	$242

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2014 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2014
Commitments to extend credit:
Revolving home equity and
credit card lines	$51,315
Construction loans	28,574
Other loans	35,788
Standby letters of credit	1,765
Total	$117,442

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2014.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.25%	-1.10%
Up 200 basis points (1)	-10%	-4.09%	-5.17%
Up 400 basis points (2)	-15%	-3.30%	-9.18%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2014, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2014 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.  Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share - Information contained in Note 4 to the Consolidated Financial Statements on page 17 of this Quarterly Report is incorporated herein by reference

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

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

Date: May 12, 2014

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