Form 10-Q
period 2014-06-30
SUMMIT FINANCIAL GROUP INC
filed 2014-08-08
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

Common Stock, $2.50 par value
7,457,222 shares outstanding as of August 1, 2014

Summit Financial Group, Inc. and Subsidiaries

Summit Financial Group, Inc. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	61

SIGNATURES		62

EXHIBIT INDEX		63

Summit Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
	2014	2013	2013
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,749	$3,442	$4,336
Interest bearing deposits with other banks	9,970	8,340	7,971
Cash and cash equivalents	13,719	11,782	12,307
Securities available for sale	287,883	288,780	291,180
Other investments	7,436	7,815	7,411
Loans held for sale, net	413	321	1,080
Loans, net	992,816	937,070	925,979
Property held for sale	48,783	53,392	47,258
Premises and equipment, net	20,301	20,623	20,936
Accrued interest receivable	5,683	5,669	5,718
Intangible assets	7,798	7,949	8,124
Cash surrender value of life insurance policies	36,151	35,611	30,027
Other assets	14,975	17,215	19,950
Total assets	$1,435,958	$1,386,227	$1,369,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$106,134	$92,837	$92,147
Interest bearing	951,661	910,975	946,016
Total deposits	1,057,795	1,003,812	1,038,163
Short-term borrowings	91,729	62,769	16,762
Long-term borrowings	121,942	163,516	163,565
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,638	8,669	7,880
Total liabilities	1,318,493	1,275,155	1,262,759

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014 - 11,914, December 2013 - 11,938	5,764	5,776	5,796
shares, June 2013 - 11,978 shares
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2014 - 7,457,222 shares, December
2013 - 7,451,022 shares, and June 2013 - 7,440,222 shares	24,691	24,664	24,593
Retained earnings	81,569	77,134	72,462
Accumulated other comprehensive income	1,922	(21)	841
Total shareholders' equity	117,465	111,072	107,211

Total liabilities and shareholders' equity	$1,435,958	$1,386,227	$1,369,970

(*) - December 31, 2013 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Dollars in thousands, except per share amounts	2014	2013	2014	2013
Interest income
Interest and fees on loans
Taxable	$12,428	$12,734	$24,572	$25,568
Tax-exempt	87	65	159	135
Interest and dividends on securities
Taxable	1,199	926	2,481	1,956
Tax-exempt	628	581	1,198	1,215
Interest on interest bearing deposits with other banks	2	2	4	3
Total interest income	14,344	14,308	28,414	28,877
Interest expense
Interest on deposits	2,335	2,820	4,576	5,588
Interest on short-term borrowings	59	9	112	26
Interest on long-term borrowings and subordinated debentures	1,630	1,975	3,368	4,001
Total interest expense	4,024	4,804	8,056	9,615
Net interest income	10,320	9,504	20,358	19,262
Provision for loan losses	1,000	1,000	2,000	2,500
Net interest income after provision for loan losses	9,320	8,504	18,358	16,762
Other income
Insurance commissions	1,091	1,132	2,273	2,316
Service fees related to deposit accounts	1,101	1,085	2,144	2,096
Realized securities (losses)	(43)	(57)	(64)	(16)
Other	557	570	1,137	1,134
Total other-than-temporary impairment loss on securities	(1)	(27)	(1)	(117)
Portion of loss recognized in other comprehensive income	-	-	-	37
Net impairment loss recognized in earnings	(1)	(27)	(1)	(80)
Total other income	2,705	2,703	5,489	5,450
Other expense
Salaries, commissions, and employee benefits	4,045	3,987	8,026	8,105
Net occupancy expense	505	476	1,046	932
Equipment expense	513	559	1,079	1,146
Professional fees	282	360	598	622
Amortization of intangibles	63	88	150	176
FDIC premiums	495	515	997	1,055
Foreclosed properties expense	229	295	482	575
Loss on sale of foreclosed properties	54	523	129	563
Write-down of foreclosed properties	962	1,494	1,891	2,423
Other	1,382	1,241	2,630	2,503
Total other expense	8,530	9,538	17,028	18,100
Income before income taxes	3,495	1,669	6,819	4,112
Income tax expense	1,063	452	1,997	1,102
Net Income	2,432	1,217	4,822	3,010
Dividends on preferred shares	193	194	387	388
Net Income applicable to common shares	$2,239	$1,023	$4,435	$2,622

Basic earnings per common share	$0.30	$0.14	$0.59	$0.35
Diluted earnings per common share	$0.25	$0.13	$0.50	$0.31

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended
	June 30,
Dollars in thousands	2014	2013
Net income	$2,432	$1,217
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of ($1,173), net of deferred	(739)	-
taxes of ($434)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - $2,282 net of deferred taxes of $844 and reclassification adjustment for net realized (losses) included in net income of ($42); 2013 - ($6,174), net of deferred taxes of ($2,346) and reclassification adjustment for net realized
(losses) included in net income of ($57)	1,438	(3,828)
Total comprehensive income (loss)	$3,131	$(2,611)

	For the Six Months Ended
	June 30,
Dollars in thousands	2014	2013
Net income	$4,822	$3,010
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of ($2,384), net of deferred
taxes of ($882)	(1,502)	-
Non-credit related other-than-temporary impairment on
available for sale debt securities - 2014- $0, net of deferred
taxes of $0; 2013 - $37, net of deferred taxes of $14	-	(23)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - $5,468 net of deferred taxes of $2,023 d reclassification adjustment for net realized (losses) included in net income of ($64); 2013 - ($6,460), net of deferred taxes of ($2,455) and reclassification adjustment for net realized
(losses) included in net income of ($16)	3,445	(4,005)
Total comprehensive income (loss)	$6,765	$(1,018)

                                                            See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)

	Series 2009	Series 2011			Accumulated
	Preferred	Preferred	Common		Other	Total
	Stock and	Stock and	Stock and		Compre-	Share-
	Related	Related	Related	Retained	hensive	holders'
Dollars in thousands, except per share amounts	Surplus	Surplus	Surplus	Earnings	Income	Equity

Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072

Six Months Ended June 30, 2014
Comprehensive income:
Net income	-	-	-	4,822	-	4,822
Other comprehensive income (loss)					1,943	1,943
Total comprehensive income (loss)						6,765
Exercise of stock options	-	-	15	-	-	15
Stock compensation expense	-	-	-	-	-	-
Series 2009 Preferred Stock cash dividends
declared ($40.00 per share)	-	-	-	(149)	-	(149)
Series 2011 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(238)	-	(238)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(12)	12
Balance, June 30, 2014	$3,519	$5,764	$24,691	$81,569	$1,922	$117,465

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,840	$4,869	$108,555

Six Months Ended June 30, 2013
Comprehensive income:
Net income	-	-	-	3,010	-	3,010
Other comprehensive income (loss)					(4,028)	(4,028)
Total comprehensive income (loss)						(1,018)
Exercise of stock options	-	-	61	-	-	61
Stock compensation expense	-	-	1	-	-	1
Series 2009 Preferred Stock cash dividends
declared ($40.00 per share)	-	-	-	(148)	-	(148)
Series 2011 Preferred Stock cash dividends
declared ($20.00 per share)	-	-	-	(240)	-	(240)
Conversion of Series 2011 Preferred Stock to Common Stock	-	(11)	11
Balance, June 30, 2013	$3,519	$5,796	$24,593	$72,462	$841	$107,211

See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2014	2013
Cash Flows from Operating Activities
Net income	$4,822	$3,010
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	547	587
Provision for loan losses	2,000	2,500
Stock compensation expense	-	1
Deferred income tax expense	494	360
Loans originated for sale	(960)	(4,624)
Proceeds from loans sold	868	3,770
Securities losses	64	16
Other-than-temporary impairment of securities	1	80
Loss on disposal of assets	129	552
Write down of foreclosed properties	1,891	2,423
Amortization of securities premiums (accretion of discounts), net	2,517	3,002
Amortization of goodwill and purchase accounting
adjustments, net	155	181
(Increase) in accrued interest receivable	(15)	(97)
(Increase) in cash surrender value of bank owned life insurance	(539)	(474)
(Increase) decrease in other assets	(492)	1,009
Increase (decrease) in other liabilities	388	(929)
Net cash provided by operating activities	11,870	11,367
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	3,001	1,058
Proceeds from sales of securities available for sale	36,230	29,389
Principal payments received on securities available for sale	16,664	32,768
Purchases of securities available for sale	(52,110)	(79,177)
Purchases of other investments	(1,968)	-
Proceeds from maturities and calls of other investments	-	(643)
Redemption of Federal Home Loan Bank Stock	2,347	4,618
Net principal payments received on loans	(59,716)	5,878
Purchases of premises and equipment	(224)	(393)
Proceeds from disposal of premises and equipment	-	11
Proceeds from sales of other repossessed assets & property held for sale	4,846	8,862
Net cash provided by (used in) investing activities	(50,930)	2,371
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	64,451	6,123
Net increase (decrease) in time deposits	(10,468)	4,915
Net increase in short-term borrowings	28,960	12,804
Proceeds from long-term borrowings	-	3,454
Repayment of long-term borrowings	(41,574)	(43,202)
Exercise of stock options	15	61
Dividends paid on preferred stock	(387)	(388)
Net cash provided by (used in) financing activities	40,997	(16,233)
Increase (decrease) in cash and cash equivalents	1,937	(2,495)
Cash and cash equivalents:
Beginning	11,782	14,802
Ending	$13,719	$12,307

(Continued)
See Notes to Consolidated Financial Statements

Summit Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2014	2013

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,294	$9,881
Income taxes	$1,459	$1,081

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$1,970	$2,811

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

The results of operations for the quarter ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2013 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2013 and June 30, 2013, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments were effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments did not have a material impact on our consolidated financial statements.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Prior to January 1, 2014, substantially all impaired loans were valued based upon the fair value of their collateral.  Beginning January 1, 2014, only impaired loans internally graded as substandard, doubtful, or loss are evaluated using the fair value of collateral method.  In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.  This change in accounting estimate did not have a material impact on our financial condition or results of operations.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$25,830	$-	$25,830	$-
Mortgage backed securities:
Government sponsored agencies	157,555	-	157,555	-
Nongovernment sponsored entities	9,931	-	9,931	-
State and political subdivisions	10,035	-	10,035	-
Corporate debt securities	-	-	-	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	84,455	-	84,455	-
Total available for sale securities	$287,883	$-	$287,883	$-

Derivative financial instrument
Interest rate swaps	$-	$-	$-

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,657	$-	$29,657	$-
Mortgage backed securities:
Government sponsored agencies	155,716	-	155,716	-
Nongovernment sponsored entities	11,819	-	11,819	-
State and political subdivisions	15,870	-	15,870	-
Corporate debt securities	3,966	-	3,966	-
Other equity securities	77	-	77	-
Tax-exempt state and political subdivisions	71,675	-	71,675	-
Total available for sale securities	$288,780	$-	$288,780	$-

Derivative financial instrument
Interest rate swaps	$803	$-	$803

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2014.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Total at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$413	$-	$413	$-

Collateral-dependent impaired loans
Commercial	$-	$-	$-	$-
Commercial real estate	2,119	-	2,119	-
Construction and development	13,079	-	9,918	3,161
Residential real estate	8,540	-	8,526	14
Consumer	4	-	-	4
Total collateral-dependent impaired loans	$23,742	$-	$20,563	$3,179

OREO
Commercial	$110	$-	$110	$-
Commercial real estate	5,762	-	5,762	-
Construction and development	30,920	-	28,810	2,110
Residential real estate	11,991	-	11,581	410
Total OREO	$48,783	$-	$46,263	$2,520

	Total at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$321	$-	$321	$-

Collateral-dependent impaired loans
Commercial	$1,616		$920	$696
Commercial real estate	17,902	-	4,879	13,023
Construction and development	22,083	-	17,590	4,493
Residential real estate	14,747	-	8,336	6,411
Consumer	34	-	3	31
Total collateral-dependent impaired loans	$56,382	$-	$31,728	$24,654

OREO
Commercial	$-	$-	$-	$-
Commercial real estate	9,903	-	9,903	-
Construction and development	31,610	-	29,993	1,617
Residential real estate	11,879	-	11,847	32
Total OREO	$53,392	$-	$51,743	$1,649

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Value	Value	Value	Value
Financial assets
Cash and due from banks	$13,719	$13,719	$11,782	$11,782
Securities available for sale	287,883	287,883	288,780	288,780
Other investments	7,436	7,436	7,815	7,815
Loans held for sale, net	413	413	321	321
Loans, net	992,816	1,016,258	937,070	952,592
Accrued interest receivable	5,683	5,683	5,669	5,669
Derivative financial instruments	-	-	803	803
	$1,307,950	$1,331,392	$1,252,240	$1,267,762
Financial liabilities
Deposits	$1,057,795	$1,082,200	$1,003,812	$1,029,606
Short-term borrowings	91,729	91,729	62,769	62,769
Long-term borrowings	121,942	130,627	163,516	173,863
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to
unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	1,195	1,195	1,433	1,433
Derivative financial instruments	1,582	1,582	-	-
	$1,310,632	$1,343,722	$1,267,919	$1,304,060

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2014			2013
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$2,432			$1,217
Less preferred stock dividends	(193)			(194)

Basic EPS	$2,239	7,457,222	$0.30	$1,023	7,438,401	$0.14

Effect of dilutive securities:
Stock options		9,607			7,568
Series 2011 convertible
preferred stock	119	1,489,250		120	1,499,071
Series 2009 convertible
preferred stock	74	674,545		74	674,545

Diluted EPS	$2,432	9,630,624	$0.25	$1,217	9,619,585	$0.13

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30,
	2014			2013
		Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$4,822			$3,010
Less preferred stock dividends	(387)			(388)

Basic EPS	$4,435	7,455,307	$0.59	$2,622	7,435,344	$0.35

Effect of dilutive securities:
Stock options		9,675			7,496
Series 2011 convertible
preferred stock	238	1,490,228		240	1,499,533
Series 2009 convertible
preferred stock	149	674,545		148	674,545

Diluted EPS	$4,822	9,629,755	$0.50	$3,010	9,616,918	$0.31

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2014 and 2013 totaled 143,000 shares and 170,500 shares, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2014, December 31, 2013, and June 30, 2013 are summarized as follows:

	June 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$24,998	$885	$53	$25,830
Residential mortgage-backed securities:
Government-sponsored agencies	155,631	2,921	997	157,555
Nongovernment-sponsored entities	9,555	385	9	9,931
State and political subdivisions
General obligations	4,532	9	144	4,397
Water and sewer revenues	2,382	7	44	2,345
Other revenues	3,319	7	33	3,293
Corporate debt securities	-	-	-	-
Total taxable debt securities	200,417	4,214	1,280	203,351
Tax-exempt debt securities
State and political subdivisions
General obligations	46,859	1,552	204	48,207
Water and sewer revenues	11,868	176	58	11,986
Lease revenues	7,990	54	68	7,976
Lottery/casino revenues	3,832	145	41	3,936
Other revenues	12,205	198	53	12,350
Total tax-exempt debt securities	82,754	2,125	424	84,455
Equity securities	77	-	-	77
Total available for sale securities	$283,248	$6,339	$1,704	$287,883

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U. S. Government agencies
and corporations	$29,100	$675	$118	$29,657
Residential mortgage-backed securities:
Government-sponsored agencies	155,270	2,019	1,573	155,716
Nongovernment-sponsored entities	11,519	321	21	11,819
State and political subdivisions
General obligations	9,317	-	475	8,842
Water and sewer revenues	3,229	-	114	3,115
Other revenues	4,051	4	142	3,913
Corporate debt securities	3,973	24	31	3,966
Total taxable debt securities	216,459	3,043	2,474	217,028
Tax-exempt debt securities
State and political subdivisions
General obligations	41,156	675	1,154	40,677
Water and sewer revenues	8,996	15	306	8,705
Lease revenues	7,956	-	391	7,565
Lottery/casino revenues	4,443	63	169	4,337
Other revenues	10,527	55	191	10,391
Total tax-exempt debt securities	73,078	808	2,211	71,675
Equity securities	77	-	-	77
Total available for sale securities	$289,614	$3,851	$4,685	$288,780

	June 30, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U. S. Government agencies
and corporations	$35,605	$1,186	$27	$36,764
Residential mortgage-backed securities:
Government-sponsored agencies	147,738	2,313	1,510	148,541
Nongovernment-sponsored agencies	12,373	326	42	12,657
State and political subdivisions	13,838	2	493	13,347
Corporate debt securities	3,966	27	34	3,959
Total taxable debt securities	213,520	3,854	2,106	215,268
Tax-exempt debt securities:
State and political subdivisions	76,225	1,647	2,037	75,835
Residential mortgage-backed securities:
Government-sponsored agencies	-	-	-	-
Total tax-exempt debt securities	76,225	1,647	2,037	75,835
Equity securities	77	-	-	77
Total available for sale securities	$289,822	$5,501	$4,143	$291,180

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$17,649	$470	$41	$18,078
West Virginia	12,313	242	54	12,501
Illinois	8,941	142	77	9,006
Texas	7,380	368	74	7,674
Pennsylvania	7,298	64	49	7,313

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

The maturities, amortized cost and estimated fair values of securities at June 30, 2014, are summarized as follows:

	Available for Sale
	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$59,685	$60,630
Due from one to five years	100,747	102,143
Due from five to ten years	25,962	26,503
Due after ten years	96,777	98,530
Equity securities	77	77
	$283,248	$287,883

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2014 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses

Securities available for sale	$36,230	$3,001	$16,664	$550	$614

During the three and six months ended June 30, 2014 and 2013, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2014	2013	2014	2013

Total other-than-temporary impairment losses	$(1)	$(27)	$(1)	$(117)
Portion of loss recognized in
other comprehensive income	-	-	-	37
Net impairment losses recognized in earnings	$(1)	$(27)	$(1)	$(80)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and six months ended June 30, 2014 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

In thousands	Total	Total
Beginning Balance	$(3,021)	$(3,021)
Additions for the credit component on debt securities in which
other-than-temporary impairment was not previously recognized	(1)	(1)
Securities sold during the period	2,814	2,814
Ending Balance	$(208)	$(208)

We held 86 available for sale securities having an unrealized loss at June 30, 2014.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2014 and December 31, 2013, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$2,448	$(6)	$3,396	$(47)	$5,844	$(53)
Residential mortgage-backed securities:
Government-sponsored agencies	35,211	(550)	23,421	(447)	58,632	(997)
Nongovernment-sponsored entities	2,598	(9)	86	-	2,684	(9)
State and political subdivisions:
General obligations	-	-	4,103	(144)	4,103	(144)
Water and sewer revenues	-	-	1,836	(44)	1,836	(44)
Other revenues	1,104	(16)	926	(17)	2,030	(33)
Corporate debt securities	-	-	-	-	-	-
Tax-exempt debt securities
State and political subdivisions:
General obligations	4,816	(44)	7,572	(160)	12,388	(204)
Water and sewer revenues	1,070	(21)	2,608	(37)	3,678	(58)
Lease revenues	-	-	2,529	(68)	2,529	(68)
Lottery/casino revenues	-	-	1,106	(41)	1,106	(41)
Other revenues	2,771	(18)	826	(35)	3,597	(53)
Total temporarily impaired securities	50,018	(664)	48,409	(1,040)	98,427	(1,704)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	-	-	-	-
Total other-than-temporarily
impaired securities	-	-	-	-	-	-
Total	$50,018	$(664)	$48,409	$(1,040)	$98,427	$(1,704)

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Temporarily impaired securities
Taxable debt securities
U. S. Government agencies
and corporations	$10,868	$(118)	$-	$-	$10,868	$(118)
Residential mortgage-backed securities:
Government-sponsored agencies	55,035	(1,385)	13,249	(188)	68,284	(1,573)
Nongovernment-sponsored entities	2,407	(12)	565	(7)	2,972	(19)
State and political subdivisions:
General obligations	4,505	(264)	2,337	(211)	6,842	(475)
Water and sewer revenues	1,309	(31)	1,554	(83)	2,863	(114)
Other revenues	3,142	(142)	-	-	3,142	(142)
Corporate debt securities	2,968	(31)	-	-	2,968	(31)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,603	(997)	2,102	(157)	21,705	(1,154)
Water and sewer revenues	5,643	(224)	983	(82)	6,626	(306)
Lease revenues	6,112	(349)	958	(42)	7,070	(391)
Lottery/casino revenues	2,720	(132)	554	(37)	3,274	(169)
Other revenues	8,815	(191)	-	-	8,815	(191)
Total temporarily impaired securities	123,127	(3,876)	22,302	(807)	145,429	(4,683)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	-	-	1	(2)	1	(2)
Total other-than-temporarily
impaired securities	-	-	1	(2)	1	(2)
Total	$123,127	$(3,876)	$22,303	$(809)	$145,430	$(4,685

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

Loans are summarized as follows:

	June 30,	December 31,	June 30,
Dollars in thousands	2014	2013	2013
Commercial	$90,096	$88,352	$78,963
Commercial real estate
Owner-occupied	154,260	149,618	149,660
Non-owner occupied	314,439	280,790	277,773
Construction and development
Land and land development	64,246	71,453	73,427
Construction	20,902	15,155	7,634
Residential real estate
Non-jumbo	219,569	212,946	216,759
Jumbo	52,487	53,406	58,567
Home equity	61,248	54,844	53,774
Consumer	19,777	19,889	20,147
Other	6,798	3,276	3,397
Total loans, net of unearned fees	1,003,822	949,729	940,101
Less allowance for loan losses	11,006	12,659	14,122
Loans, net	$992,816	$937,070	$925,979

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2014 and 2013 and December 31, 2013.

	At June 30, 2014
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$33	$363	$396	$792	$89,304	$-
Commercial real estate
Owner-occupied	642	348	759	1,749	152,511	-
Non-owner occupied	237	-	234	471	313,968	-
Construction and development
Land and land development	142	14	4,860	5,016	59,230	-
Construction	-	-	-	-	20,902	-
Residential mortgage
Non-jumbo	3,198	1,760	2,060	7,018	212,551	-
Jumbo	707	723	-	1,430	51,057	-
Home equity	196	36	143	375	60,873	-
Consumer	452	183	72	707	19,070	-
Other	-	-	-	-	6,798	-
Total	$5,607	$3,427	$8,524	$17,558	$986,264	$-

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2013
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$74	$34	$1,190	$1,298	$87,054	$-
Commercial real estate
Owner-occupied	328	459	487	1,274	148,344	-
Non-owner occupied	912	115	128	1,155	279,635	-
Construction and development
Land and land development	1,627	-	8,638	10,265	61,188	-
Construction	-	-	-	-	15,155	-
Residential mortgage
Non-jumbo	2,708	1,673	1,321	5,702	207,244	-
Jumbo	-	-	-	-	53,406	-
Home equity	588	87	-	675	54,169	-
Consumer	224	82	106	412	19,477	-
Other	-	-	-	-	3,276	-
Total	$6,461	$2,450	$11,870	$20,781	$928,948	$-

	At June 30, 2013
	Past Due					> 90 days
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current	and Accruing
Commercial	$144	$55	$1,669	$1,868	$77,095	$-
Commercial real estate
Owner-occupied	85	-	314	399	149,261	-
Non-owner occupied	543	-	899	1,442	276,331	-
Construction and development
Land and land development	698	-	9,929	10,627	62,800	-
Construction	-	-	60	60	7,574	-
Residential mortgage
Non-jumbo	4,086	1,171	2,494	7,751	209,008	-
Jumbo	709	-	9,000	9,709	48,858	-
Home equity	101	26	25	152	53,622	-
Consumer	239	64	63	366	19,781	-
Other	53	-	-	53	3,344	-
Total	$6,658	$1,316	$24,453	$32,427	$907,674	$-

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2014, December 31, 2013 and June 30, 2013.

Dollars in thousands	6/30/2014	12/31/2013	6/30/2013
Commercial	$416	$1,224	$3,996
Commercial real estate
Owner-occupied	953	1,953	796
Non-owner occupied	583	365	899
Construction and development
Land & land development	8,849	12,830	11,445
Construction	-	-	60
Residential mortgage
Non-jumbo	2,950	2,446	4,333
Jumbo	-	-	9,000
Home equity	339	-	271
Consumer	129	128	92
Total	$14,219	$18,946	$30,892

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
Loan Category	6/30/2014	12/31/2013	6/30/2013	Method used to measure impairment
Commerical	$506	$1,864	$7,825	Fair value of collateral
	-	158	162	Discounted cash flow
Commerical real estate
Owner-occupied	1,924	10,067	12,074	Fair value of collateral
	8,969	2,483	2,657	Discounted cash flow
Non-owner occupied	513	5,832	6,814	Fair value of collateral
	5,236	-	-	Discounted cash flow
Construction and development
Land & land development	14,023	24,625	26,710	Fair value of collateral
	1,446	644	654	Discounted cash flow
Residential mortgage
Non-jumbo	3,440	5,516	5,322	Fair value of collateral
	2,592	566	891	Discounted cash flow
Jumbo	6,648	8,768	17,824	Fair value of collateral
	2,073	-	-	Discounted cash flow
Home equity	186	212	213	Fair value of collateral
Consumer	37	47	62	Fair value of collateral
Total	$47,593	$60,782	$81,208

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present loans individually evaluated for impairment at June 30, 2014, December 31, 2013 and June 30, 2013.

	June 30, 2014
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$506	$506	$-	$506	$35
Commercial real estate
Owner-occupied	6,287	6,288	-	6,287	248
Non-owner occupied	5,012	5,014	-	5,012	249
Construction and development
Land & land development	13,853	13,853	-	13,853	293
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,390	3,398	-	3,390	161
Jumbo	7,823	7,828	-	7,823	401
Home equity	186	186	-	186	11
Consumer	38	37	-	38	3
Total without a related allowance	$37,095	$37,110	$-	$37,095	$1,401

With a related allowance
Commercial	$-	$-	$-	$-	$-
Commercial real estate
Owner-occupied	4,605	4,605	266	4,605	213
Non-owner occupied	735	735	79	735	79
Construction and development
Land & land development	1,616	1,616	898	1,616	40
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,633	2,634	299	2,633	107
Jumbo	893	893	53	893	44
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Total with a related allowance	$10,482	$10,483	$1,595	$10,482	$483

Total
Commercial	$32,614	$32,617	$1,243	$32,614	$1,157
Residential real estate	14,925	14,939	352	14,925	724
Consumer	38	37	-	38	3
Total	$47,577	$47,593	$1,595	$47,577	$1,884

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$1,161	$1,167	$-	$1,518	$98
Commercial real estate
Owner-occupied	8,434	8,434	-	7,675	226
Non-owner occupied	5,075	5,077	-	5,110	253
Construction and development
Land & land development	14,732	14,737	-	11,628	325
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,587	3,595	-	2,858	157
Jumbo	7,862	7,867	-	7,910	405
Home equity	186	186	-	186	11
Consumer	26	27	-	28	1
Total without a related allowance	41,063	41,090	-	36,913	1,476

With a related allowance
Commercial	855	855	406	1,013	-
Commercial real estate
Owner-occupied	4,116	4,116	305	3,945	184
Non-owner occupied	747	755	175	515	28
Construction and development
Land & land development	10,532	10,532	3,186	11,310	147
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,485	2,487	256	2,292	107
Jumbo	900	901	37	906	45
Home equity	27	26	22	27	-
Consumer	20	20	13	9	-
Total with a related allowance	19,682	19,692	4,400	20,017	511

Total
Commercial	45,652	45,673	4,072	42,714	1,261
Residential real estate	15,047	15,062	315	14,179	725
Consumer	46	47	13	37	1
Total	$60,745	$60,782	$4,400	$56,930	$1,987

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	June 30, 2013
				Average	Interest Income
	Recorded	Unpaid	Related	Impaired	Recognized
Dollars in thousands	Investment	Principal Balance	Allowance	Balance	while impaired

Without a related allowance
Commercial	$6,942	$7,104	$-	$8,133	$435
Commercial real estate
Owner-occupied	9,770	9,774	-	10,638	491
Non-owner occupied	5,396	5,398	-	3,969	199
Construction and development
Land & land development	16,904	16,904	-	16,853	725
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	3,250	3,258	-	3,035	120
Jumbo	7,911	7,916	-	9,352	503
Home equity	186	186	-	186	11
Consumer	37	38	-	37	2
Total without a related allowance	$50,396	$50,578	$-	$52,203	$2,486

With a related allowance
Commercial	$874	$883	$387	$565	$4
Commercial real estate
Owner-occupied	4,957	4,957	741	3,967	186
Non-owner occupied	1,415	1,416	165	1,421	28
Construction and development
Land & land development	10,460	10,460	1,844	10,483	65
Construction	-	-	-	-	-
Residential real estate
Non-jumbo	2,952	2,955	307	2,963	141
Jumbo	9,907	9,908	1,044	10,277	45
Home equity	28	27	27	28	-
Consumer	25	24	13	25	2
Total with a related allowance	$30,618	$30,630	$4,528	$29,729	$471

Total
Commercial	$56,718	$56,896	$3,137	$56,029	$2,133
Residential real estate	24,234	24,250	1,378	25,841	820
Consumer	62	62	13	62	4
Total	$81,014	$81,208	$4,528	$81,932	$2,957

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $33.2 million, of which $31.6 million were current with respect to restructured contractual payments at June 30, 2014, and $34.5 million, of which $33.6 million were current with respect to restructured contractual payments at December 31, 2013.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2014 and 2013.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	3	$82	$86	1	$23	$23
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Construction and development
Land & land development	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	2	241	241
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	3	$82	$86	3	$264	$264

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial	3	$82	$86	1	$23	$23
Commercial real estate
Owner-occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Construction and development
Land & land development	-	-	-	1	49	50
Construction	-	-	-	-	-	-
Residential real estate
Non-jumbo	-	-	-	2	241	241
Jumbo	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	3	$82	$86	4	$313	$314

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Commercial	2	$78	2	$78
Commercial real estate
Owner-occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Construction and development
Land & land development	1	695	1	698
Construction	-	-	-	-
Residential real estate
Non-jumbo	2	335	2	334
Jumbo	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	5	$1,108	5	$1,110

The following table details the activity regarding TDRs by loan type for the three months and six months ended June 30, 2014, and the related allowance on TDRs.

For the Three Months Ended June 30, 2014
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Troubled debt restructurings
Balance June 30, 2013	$6,069	$-	$509	$9,644	$5,492	$5,513	$6,237	$-	$40	$-	$33,504
Additions	-	-	86	-	-	-	-	-	-	-	86
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Net (paydowns) advances	(101)	-	(97)	(55)	(27)	(19)	(36)	-	(2)	-	(337)
Transfer into OREO	-	-	-	-	-	-	-	-	-	-	-
Refinance out of TDR status	-	-	-	-	-	-	-	-	-	-	-
Balance June 30, 2014	$5,968	$-	$498	$9,589	$5,465	$5,494	$6,201	$-	$38	$-	$33,253

Allowance related to
troubled debt restructurings	$171	$-	$-	$188	$79	$298	$52	$-	$-	$-	$788

For the Six Months Ended June 30, 2014
	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2014	$6,163	$-	$1,243	$9,699	$5,544	$5,541	$6,278	$-	$47	$-	$34,515
Additions	-	-	86	-	-	-	-	-	-	-	86
Charge-offs	-	-	-	-	-	-	-	-	(3)	-	(3)
Net (paydowns) advances	(195)	-	(831)	(110)	(79)	(47)	(77)	-	(6)	-	(1,345)
Transfer into OREO	-	-	-	-	-	-	-	-	-	-	-
Refinance out of TDR status	-	-	-	-	-	-	-	-	-	-	-
Balance June 30, 2014	$5,968	$-	$498	$9,589	$5,465	$5,494	$6,201	$-	$38	$-	$33,253

Allowance related to
troubled debt restructurings	$171	$-	$-	$188	$79	$298	$52	$-	$-	$-	$788

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

Loan Risk Profile by Internal Risk Rating

	Construction and Development						Commercial Real Estate
	Land and land development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Pass	$45,624	$41,662	$20,432	$15,022	$88,446	$82,323	$150,578	$143,982	$303,213	$268,967
OLEM (Special Mention)	4,539	5,550	470	133	1,203	4,544	1,903	1,412	9,483	10,222
Substandard	14,083	24,131	-	-	447	1,485	1,779	4,224	1,743	1,601
Doubtful	-	110	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$64,246	$71,453	$20,902	$15,155	$90,096	$88,352	$154,260	$149,618	$314,439	$280,790

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2014	12/31/2013	6/30/2013	6/30/2014	12/31/2013	6/30/2013
Residential real estate
Non-jumbo	$216,619	$210,500	$212,426	$2,950	$2,446	$4,333
Jumbo	52,487	53,406	49,567	-	-	9,000
Home Equity	60,909	54,844	53,503	339	-	271
Consumer	19,648	19,761	20,056	129	128	91
Other	6,798	3,276	3,397	-	-	-
Total	$356,461	$341,787	$338,949	$3,418	$2,574	$13,695

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013 is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
Dollars in thousands	2014	2013	2013

Balance, beginning of year	$12,659	$17,933	$17,933
Losses:
Commercial	390	54	723
Commercial real estate
Owner occupied	11	66	1,031
Non-owner occupied	-	9	9
Construction and development
Land and land development	3,533	2,166	3,596
Construction	-	-	-
Residential real estate
Non-jumbo	46	384	541
Jumbo	63	3,625	4,741
Home equity	-	76	77
Consumer	80	34	79
Other	51	51	162
Total	4,174	6,465	10,959
Recoveries:
Commercial	17	4	12
Commercial real estate
Owner occupied	31	2	8
Non-owner occupied	4	-	674
Construction and development
Land and land development	165	9	187
Construction	-	-	-
Real estate - mortgage
Non-jumbo	53	43	127
Jumbo	163	3	6
Home equity	3	1	5
Consumer	41	37	79
Other	44	55	87
Total	521	154	1,185
Net losses	3,653	6,311	9,774
Provision for loan losses	2,000	2,500	4,500
Balance, end of year	$11,006	$14,122	$12,659

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses by loan class during the first six months of 2014 is as follows:

	Construction & Land Development
	Land &			Commercial Real Estate		Residential Real Estate
	Land				Non-
	Develop-	Construc-	Commer-	Owner	Owner	Non-		Home	Con-
Dollars in thousands	ment	tion	cial	Occupied	Occupied	jumbo	Jumbo	Equity	sumer	Other	Total

Allowance for loan losses
Beginning balance	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659
Charge-offs	3,533	-	390	11	-	46	63	-	80	51	4,174
Recoveries	165	-	17	31	4	53	163	3	41	44	521
Provision	1,722	85	124	8	98	(318)	93	83	38	67	2,000
Ending balance	$3,809	$354	$1,075	$997	$743	$1,531	$2,081	$259	$46	$111	$11,006

Allowance related to:
Loans individually
evaluated for impairment	$898	$-	$-	$267	$79	$299	$52	$-	$-	$-	$1,595
Loans collectively
evaluated for impairment	2,911	354	1,075	730	664	1,232	2,029	259	46	111	9,411
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$3,809	$354	$1,075	$997	$743	$1,531	$2,081	$259	$46	$111	$11,006

Loans
Loans individually
evaluated for impairment	$15,469	$-	$506	$10,893	$5,749	$6,032	$8,721	$186	$37	$-	$47,593
Loans collectively
evaluated for impairment	48,777	20,902	89,590	143,367	308,690	213,537	43,766	61,062	19,740	6,798	$956,229
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-	-	-	-
Total	$64,246	$20,902	$90,096	$154,260	$314,439	$219,569	$52,487	$61,248	$19,777	$6,798	$1,003,822

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2014 and other intangible assets by reporting unit at June 30, 2013 and December 31, 2013.

	Goodwill Activity
	Community	Insurance
Dollars in thousands	Banking	Services	Total
Balance, January 1, 2014	$1,488	$4,710	$6,198
Acquired goodwill, net	-	-	-

Balance, June 30, 2014	$1,488	$4,710	$6,198

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Other Intangible Assets
	June 30, 2014			December 31, 2013
	Community	Insurance		Community	Insurance
Dollars in thousands	Banking	Services	Total	Banking	Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$-	$2,267	$2,267	$-	$2,267
Less: accumulated amortization	2,267	-	2,267	2,216	-	2,216
Net carrying amount	$-	$-	$-	$51	$-	$51

Identifiable intangible assets
Gross carrying amount	$-	$3,000	$3,000	$-	$3,000	$3,000
Less: accumulated amortization	-	1,400	1,400	-	1,300	1,300
Net carrying amount	$-	$1,600	$1,600	$-	$1,700	$1,700

We recorded amortization expense of approximately $150,000 for the six months ended June 30, 2014 relative to our other intangible assets.  Annual amortization is expected to be approximately $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2018.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2014 and 2013 and December 31, 2013:

	June 30,	December 31,	June 30,
Dollars in thousands	2014	2013	2013
Demand deposits, interest bearing	$187,855	$186,578	$187,244
Savings deposits	243,323	193,446	196,069
Time deposits	520,483	530,951	562,703
Total	$951,661	$910,975	$946,016

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $159.0 million, $160.8 million and $192.1 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2014 is as follows:

Dollars in thousands
Six month period ending December 31, 2014	$117,062
Year ending December 31, 2015	125,062
Year ending December 31, 2016	116,389
Year ending December 31, 2017	43,842
Year ending December 31, 2018	44,658
Thereafter	73,470
$520,483

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2014:

Dollars in thousands	Amount	Percent
Three months or less	$49,136	12.8%
Three through six months	27,033	7.0%
Six through twelve months	53,313	13.9%
Over twelve months	254,190	66.3%
Total	$383,672	100.0%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2014		2013
		Federal Funds		Federal Funds
	Short-term	Purchased	Short-term	Purchased
	FHLB	and Lines	FHLB	and Lines
Dollars in thousands	Advances	of Credit	Advances	of Credit
Balance at June 30	$86,050	$5,679	$15,800	$962
Average balance outstanding for the period	69,108	8,336	17,938	3,474
Maximum balance outstanding at
any month end during period	87,550	8,976	45,000	5,961
Weighted average interest rate for the period	0.31%	0.25%	0.25%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.29%	0.25%	0.25%	0.25%

	Year Ended December 31, 2013
		Federal Funds
	Short-term	Purchased
	FHLB	and Lines
Dollars in thousands	Advances	of Credit
Balance at December 31	$53,800	$8,969
Average balance outstanding for the period	29,786	4,313
Maximum balance outstanding at
any month end during period	55,300	8,969
Weighted average interest rate for the period	0.28%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.26%	0.25%

Long-term borrowings:  Our long-term borrowings of $121.9 million, $163.5 million and $163.6 million at June 30, 2014, December 31, 2013, and June 30, 2013 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

			Balance at
	Balance at June 30,		December 31,
Dollars in thousands	2014	2013	2013
Long-term FHLB advances	$41,026	$82,649	$82,600
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loans	8,916	8,916	8,916
Total	$121,942	$163,565	$163,516

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

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2014 was 4.01% compared to 3.86% for the first six months of 2013.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at June 30, 2014, December 31, 2013, and June 30, 2013.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2014, December 31, 2013, and June 30, 2013.

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2014	$43,952	$-	$-
	2015	1,909	10,000	-
	2016	28,911	-	-
	2017	918	-	-
	2018	45,017	-	-
	Thereafter	1,235	6,800	19,589
		$121,942	$16,800	$19,589

NOTE 11.  SHARE BASED COMPENSATION

The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards or any combination thereof,  to our key employees.  No awards have been granted under the 2014 LTIP.

Stock options awarded under the 2009 Officer Stock Option Plan and the 1998 Officer Stock Option Plan (collectively, the “Plans”) were not altered by the 2014 LTIP, and remain subject to the terms of the Plans.  However, under the terms of the 2014 LTIP, all shares of common stock remaining issuable under the Plans at the time the 2014 LTIP was adopted ceased to be available for future issuance.

The fair value of our employee stock options granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first six months of 2014 or 2013.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2014 and 2013, our stock compensation expense and related deferred taxes were insignificant.

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of activity in our Plans during the first six months of 2014 and 2013 is as follows:

	For the Six Months Ended June 30,
	2014		2013
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1	185,410	$19.59	249,700	$18.98
Granted	-	-	-	-
Exercised	(3,200)	4.63	(12,000)	5.09
Forfeited	-	-	(1,750)	19.69
Expired	(2,500)	17.43	(39,700)	23.41
Outstanding, June 30	179,710	$19.88	196,250	$18.92

Other information regarding options outstanding and exercisable at June 30, 2014 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg.	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$2.54 - $6.00	13,550	$4.69	4.20	$81	11,550	$5.06	$64
6.01 - 10.00	23,160	9.07	2.73	36	22,560	9.14	34
10.01 - 17.50	-	-	-	-	-	0	-
17.51 - 20.00	38,500	17.80	2.50	-	38,500	17.8	-
20.01 - 25.93	104,500	25.04	2.24	-	104,500	25.04	-

	179,710	19.88		$117	177,110	20.12	$98

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

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2014
Commitments to extend credit:
Revolving home equity and
credit card lines	$51,340
Construction loans	22,618
Other loans	43,683
Standby letters of credit	1,668
Total	$119,309

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

Legal Contingencies

On May 13, 2014, the ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation (“RFC”), filed a complaint against Summit Financial Mortgage, LLC (“Summit Mortgage”), a former residential mortgage subsidiary of Summit whose operations were discontinued in 2007, in the United States Bankruptcy Court for the Southern District of New York and subsequently amended its complaint on July 25, 2014. The Amended Complaint asserts the following three causes of action related to Summit Mortgage’s origination and subsequent sale of mortgage loans to Residential Funding Corporation:  1) Summit Mortgage breached its representations and warranties made in the contract governing the sale of the mortgage loans to RFC;  2) an indemnification claim against Summit Mortgage for damages paid by ResCap to settle claims in RFC’s bankruptcy proceeding which allegedly relate to mortgage loans Summit Mortgage sold to RFC; 3) a claim for damages against Summit Community Bank, Inc., former parent of Summit Mortgage, arising out of a guaranty in which the Bank guaranteed Summit Mortgage’s full performance under the contract governing the sale of mortgage loans to RFC. An estimate as to possible loss resulting from the Amended Complaint cannot be provided at this time because such an estimate cannot be made. Summit intends to defend these claims vigorously.

We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2014, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

					To be Well Capitalized
			Minimum Required		under Prompt Corrective
	Actual		Regulatory Capital		Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital (to risk weighted assets)
Summit	$146,096	14.2%	$82,556	8.0%	$103,195	10.0%
Summit Community	160,462	15.6%	82,035	8.0%	102,543	10.0%
Tier I Capital (to risk weighted assets)
Summit	127,490	12.4%	41,278	4.0%	61,917	6.0%
Summit Community	149,456	14.5%	41,281	4.0%	61,922	6.0%
Tier I Capital (to average assets)
Summit	127,490	9.0%	56,474	4.0%	70,592	5.0%
Summit Community	149,456	10.6%	56,452	4.0%	70,565	5.0%

As of December 31, 2013
Total Capital (to risk weighted assets)
Summit	144,202	14.5%	79,638	8.0%	99,547	10.0%
Summit Community	156,473	15.7%	79,627	8.0%	99,534	10.0%
Tier I Capital (to risk weighted assets)
Summit	122,918	12.4%	39,499	4.0%	59,248	6.0%
Summit Community	143,989	14.5%	39,814	4.0%	59,720	6.0%
Tier I Capital (to average assets)
Summit	122,918	8.9%	55,151	4.0%	68,938	5.0%
Summit Community	143,989	10.4%	55,150	4.0%	68,938	5.0%

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

	Six Months Ended June 30, 2014
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$21,311	$-	$(953)	$-	$20,358
Provision for loan losses	2,000	-	-	-	2,000
Net interest income after provision for loan losses	19,311	-	(953)	-	18,358
Other income	2,901	2,588	590	(590)	5,489
Other expenses	14,672	2,089	857	(590)	17,028
Income (loss) before income taxes	7,540	499	(1,220)	-	6,819
Income tax expense (benefit)	2,187	172	(362)	-	1,997
Net income (loss)	5,353	327	(858)	-	4,822
Dividends on preferred shares	-	-	387	-	387
Net income (loss) applicable to common shares	$5,353	$327	$(1,245)	$-	$4,435
Inter-segment revenue (expense)	$(532)	$(58)	$590	$-	$-
Average assets	$1,454,597	$6,064	$162,023	$(217,039)	$1,405,645

	Six Months Ended June 30, 2013
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$20,212	$-	$(950)	$-	$19,262
Provision for loan losses	2,500	-	-	-	2,500
Net interest income after provision for loan losses	17,712	-	(950)	-	16,762
Other income	2,941	2,509	544	(544)	5,450
Other expenses	15,525	2,325	794	(544)	18,100
Income (loss) before income taxes	5,128	184	(1,200)	-	4,112
Income tax expense (benefit)	1,447	66	(411)	-	1,102
Net income (loss)	3,681	118	(789)	-	3,010
Dividends on preferred shares	-	-	388	-	388
Net income (loss) applicable to common shares	$3,681	$118	$(1,177)	$-	$2,622
Intersegment revenue (expense)	$(490)	$(54)	$544	$-	$-

Average assets	$1,442,999	$6,304	$156,502	$(217,203)	$1,388,602

Summit Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2014
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$10,800	$-	$(480)	$-	$10,320
Provision for loan losses	1,000	-	-	-	1,000
Net interest income after provision for loan losses	9,800	-	(480)	-	9,320
Other income	1,491	1,214	297	(297)	2,705
Other expenses	7,323	1,061	443	(297)	8,530
Income (loss) before income taxes	3,968	153	(626)	-	3,495
Income tax expense (benefit)	1,205	50	(192)	-	1,063
Net income (loss)	2,763	103	(434)	-	2,432
Dividends on preferred shares	-	-	193	-	193
Net income (loss) applicable to common shares	$2,763	$103	$(627)	$-	$2,239
Inter-segment revenue (expense)	$(268)	$(29)	$297	$-	$-

Average assets	$1,467,261	$6,149	$163,682	$(218,027)	$1,419,065

	Three Months Ended June 30, 2013
		Insurance &
	Community	Financial
In thousands	Banking	Services	Parent	Eliminations	Total
Net interest income	$9,986	$-	$(482)	$-	$9,504
Provision for loan losses	1,000	-	-	-	1,000
Net interest income after provision for loan losses	8,986	-	(482)	-	8,504
Other income	1,497	1,206	272	(272)	2,703
Other expenses	8,332	1,129	349	(272)	9,538
Income (loss) before income taxes	2,151	77	(559)	-	1,669
Income tax expense (benefit)	622	31	(201)	-	452
Net income (loss)	1,529	46	(358)	-	1,217
Dividends on preferred shares	-	-	194	-	194
Net income (loss) applicable to common shares	$1,529	$46	$(552)	$-	$1,023
Intersegment revenue (expense)	$(245)	$(27)	$272	$-	$-

Average assets	$1,439,506	$6,344	$157,189	$(217,703)	$1,385,336

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into three forward-starting, pay-fixed/receive LIBOR interest rate swaps.  $40 million notional with an effective date of July 18, 2016, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.98% for a 3 year period.  $30 million notional with an effective date of April 18, 2016, was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% for a 4.5 year period.   $40 million notional with an effective date of October 18, 2016,  was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.841% for a 3 year period.

A summary of our derivative financial instruments as of June 30, 2014 and December 31, 2013 follows:

	June 30, 2014
	Notional	Derivative Fair Value		Net Ineffective
Dollars in thousands	Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$-	$1,582	$-
	$110,000	$-	$1,582	$-

	December 31, 2013
	Notional	Derivative Fair Value		Net Ineffective
Dollars in thousands	Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$70,000	$803	$-	$-
	$70,000	$803	$-	$-

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

Interest earning assets increased by 0.91% for the first six months in 2014 compared to the same period of 2013 while our net interest earnings on a tax equivalent basis increased 5.51%.  Our tax equivalent net interest margin increased 14 basis points as our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Community banking	$2,763	$1,529	$5,353	$3,681
Insurance & financial services	103	46	327	118
Parent	(627)	(552)	(1,245)	(1,177)
Consolidated net income	$2,239	$1,023	$4,435	$2,622

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

Deferred Income Tax Assets:  At June 30, 2014, we had net deferred tax assets of $11.0 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2014.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2014 increased to $4.4 million, or $0.50 per diluted share as compared to $2.6 million or $0.31 per diluted share for the same period of 2013.  Net income applicable to common shares for the quarter ended June 30, 2014 totaled $2.2 million, or $0.25 per diluted share as compared to $1.0 million, or $0.13 per diluted share for the quarter ended June 30, 2013.  Earnings for both the quarter and six months ended June 30, 2014 were positively impacted by increased net interest income and lower write-downs of foreclosed properties to their estimated fair values.  Included in earnings for the six months ended June 30, 2013 was $129,000 in losses on the sales of assets, primarily foreclosed properties, and $1.9 million of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first six months of 2014 were 8.42% and 0.69%, respectively, compared with 5.47% and 0.43% for the same period of 2013.

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

Our net interest income on a fully tax-equivalent basis totaled $21.1 million for the six months ended June 30, 2014 compared to $20.0 million for the same period of 2013, representing an increase of $1.1 million or 5.5%.  While our tax-equivalent earnings on interest earning assets decreased $460,000, this decrease was more than offset by a reduction in the cost of interest bearing liabilities (see Table II).  Average interest earning assets increased 0.91% from $1.27 billion during the first six months of 2013 to $1.28 billion for the first six months of 2014.  Average interest bearing liabilities increased 0.59% from $1.176 billion at June 30, 2013 to $1.183 billion at June 30, 2014, at an average cost for the first six months of 2014 of 1.37% compared to 1.65% for the same period of 2013.

Our consolidated net interest margin increased to 3.32% for the six months ended June 30, 2014, compared to 3.18% for the same period in 2013. The margin continues to be affected by elevated levels of nonaccruing loans.  The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the six months ended June 30, 2014 compared to June 30, 2013, the yields on earning assets decreased 12 basis points, while the cost of our interest bearing funds decreased by 28 basis points.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Assuming no significant change in market interest rates, we anticipate modest growth in our net interest income to continue over the near term due to modest growth in the volume of interest earning assets coupled with expected moderate improvement in net interest margin over the same period.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table I - Average Balance Sheet and Net Interest Income Analysis
Dollars in thousands
	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$968,221	$24,572	5.12%	$955,425	$25,569	5.40%
Tax-exempt (2)	6,719	241	7.23%	5,714	203	7.16%
Securities
Taxable	215,220	2,480	2.32%	221,998	1,955	1.78%
Tax-exempt (2)	79,218	1,815	4.62%	75,297	1,842	4.93%
Federal funds sold and interest
bearing deposits with other banks	8,666	4	0.09%	8,023	3	0.08%
Total interest earning assets	1,278,044	29,112	4.59%	1,266,457	29,572	4.71%

Noninterest earning assets
Cash & due from banks	3,841			4,384
Premises and equipment	20,506			21,059
Other assets	115,454			113,334
Allowance for loan losses	(12,200)			(16,632)
Total assets	$1,405,645			$1,388,602

Interest bearing liabilities
Interest bearing demand deposits	$188,573	$106	0.11%	$176,811	$132	0.15%
Savings deposits	223,240	707	0.64%	196,464	597	0.61%
Time deposits	527,097	3,763	1.44%	577,669	4,859	1.70%
Short-term borrowings	77,444	111	0.29%	20,872	26	0.25%
Long-term borrowings
and capital trust securities	167,013	3,368	4.07%	204,584	4,001	3.94%
Total interest bearing liabilities	1,183,367	8,055	1.37%	1,176,400	9,615	1.65%

Noninterest bearing liabilities
and shareholders' equity
Demand deposits	98,525			94,501
Other liabilities	9,155			7,632
Total liabilities	1,291,047			1,278,533

Shareholders' equity - preferred	9,287			9,324
Shareholders' equity - common	105,311			100,745
Total liabilities and
shareholders' equity	$1,405,645			$1,388,602
Net interest earnings		$21,057			$19,957
Net yield on interest earning assets			3.32%			3.18%

(1) - For purposes of this table, nonaccrual loans are included in average loan balances.

(2) - Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented.
The tax equivalent adjustment resulted in an increase in interest income of $698,000 and $695,000 for the periods ended
June 30, 2014 and June 30, 2013, respectively.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2014 versus June 30, 2013
	Increase (Decrease) Due to Change in:
In thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$338	$(1,335)	$(997)
Tax-exempt	36	2	38
Securities
Taxable	(62)	587	525
Tax-exempt	93	(120)	(27)
Federal funds sold and interest
bearing deposits with other banks	-	1	1
Total interest earned on
interest earning assets	405	(865)	(460)

Interest paid on:
Interest bearing demand
deposits	9	(35)	(26)
Savings deposits	84	26	110
Time deposits	(401)	(695)	(1,096)
Short-term borrowings	80	5	85
Long-term borrowings and capital
trust securities	(755)	122	(633)
Total interest paid on
interest bearing liabilities	(983)	(577)	(1,560)

Net interest income	$1,388	$(288)	$1,100

Noninterest Income

Total noninterest income increased to $5.49 million for the first six months of 2014, compared to $5.45 million for the same period of 2013.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2014	2013	2014	2013
Insurance commissions	$1,091	$1,132	$2,273	$2,316
Service fees related to deposit accounts	1,101	1,085	2,144	2,096
Realized securities gains (losses)	(43)	(57)	(64)	(16)
Other-than-temporary impairment of securities	(1)	(27)	(1)	(80)
Bank owned life insurance income	270	236	539	474
Other	287	334	598	660
Total	$2,705	$2,703	$5,489	$5,450

Other-than-temporary impairment of securities:  We do not anticipate material charges for other-than-temporary impairment of securities in the near term.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Noninterest Expense

Total noninterest expense decreased 10.6% for the six months ended June 30, 2014, as compared to the same period in 2013, with lower losses on sales of foreclosed properties and write-downs of foreclosed properties having the largest positive impacts.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2014	$	%	2013	2014	$	%	2013
Salaries, commissions, and employee benefits	$4,045	$58	1.5%	$3,987	$8,026	$(79)	-1.0%	$8,105
Net occupancy expense	505	29	6.1%	476	1,046	114	12.2%	932
Equipment expense	513	(46)	-8.2%	559	1,079	(67)	-5.8%	1,146
Professional fees	282	(78)	-21.7%	360	598	(24)	-3.9%	622
Amortization of intangibles	63	(25)	-28.4%	88	150	(26)	-14.8%	176
FDIC premiums	495	(20)	-3.9%	515	997	(58)	-5.5%	1,055
Foreclosed properties expense	229	(66)	-22.4%	295	482	(93)	-16.2%	575
Loss on sales of foreclosed properties	54	(469)	-89.7%	523	129	(434)	-77.1%	563
Write-downs of foreclosed properties	962	(532)	-35.6%	1,494	1,891	(532)	-22.0%	2,423
Other	1,382	141	11.4%	1,241	2,630	126	5.0%	2,504
Total	$8,530	$(1,008)	-10.6%	$9,538	$17,028	$(1,073)	-5.9%	$18,101

Credit Experience

As a result of a historically slow economic recovery, our portfolio of OREO properties remains elevated.   Prior elevated levels of loan delinquencies have returned to acceptable levels.
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

We recorded $2.0 million and $2.5 million provisions for loan losses for the first six months of 2014 and 2013, respectively.  This decline is a result of lower levels of specific reserves necessary as a result of lower levels of impaired loans at June 30, 2014 compared to June 30, 2013.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

As illustrated in Table V below, our non-performing assets have decreased since year end 2013.

Table V - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2014	2013	2013
Accruing loans past due 90 days or more	$-	$-	$-
Nonaccrual loans
Commercial	415	3,996	1,224
Commercial real estate	1,537	1,695	2,318
Commercial construction and development	3,601	-	3,782
Residential construction and development	5,248	11,505	9,048
Residential real estate	3,289	13,605	2,446
Consumer	129	91	128
Total nonaccrual loans	14,219	30,892	18,946
Foreclosed properties
Commercial	110	-	-
Commercial real estate	5,762	10,310	9,903
Commercial construction and development	10,363	11,492	11,125
Residential construction and development	20,557	21,591	20,485
Residential real estate	11,991	3,865	11,879
Total foreclosed properties	48,783	47,258	53,392
Repossessed assets	-	2	8
Total nonperforming assets	$63,002	$78,152	$72,346

Total nonperforming loans as a percentage of total loans	1.42%	3.29%	1.99%
Total nonperforming assets as a percentage of total assets	4.39%	5.70%	5.22%
Allowance for loan losses as a percentage of nonperforming loans	77.40%	55.10%	66.82%
Allowance for loan losses as a percentage of period end loans	1.10%	1.14%	1.33%

The following table details the activity regarding our foreclosed properties for the three months and six months ended June 30, 2014 and 2013.

Table VI - Foreclosed Property Activity	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
Beginning balance	$52,241	$54,625	$53,392	$56,172
Acquisitions	672	1,467	1,949	2,798
Improvements	39	34	39	107
Disposals	(3,207)	(7,374)	(4,706)	(9,396)
Writedowns to fair value	(962)	(1,494)	(1,891)	(2,423)
Balance June 30	$48,783	$47,258	$48,783	$47,258

The following table details our most significant nonperforming loan relationships at June 30, 2014.

Table VII - Significant Nonperforming Loan Relationships
June 30, 2014
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off

Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$3,000	Collateral value	$4,617	(1)	$-	$5,424
Eastern Panhandle WV	Commercial development	Aug. 2006 & Apr. 2007	Aug. 2013	$3,601	Collateral Value	$5,979	(1)	$-	$-

(1) - Values are based upon recent external appraisal.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of June 30, 2014, approximately 78% of our impaired loans required no reserves or have been charged down to their fair value.

At June 30, 2014, December 31, 2013, and June 30, 2013, our allowance for loan losses totaled $11.0 million, or 1.10% of total loans, $12.7 million, or 1.33% of total loans and $14.1 million, or 1.50% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2014, December 31, 2013, and June 30, 2013, we had approximately $48.8 million, $53.4 million and $47.3 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FINANCIAL CONDITION

Our total assets were $1.436 billion at June 30, 2014, compared to $1.387 billion at December 31, 2013, representing a 3.6% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2013 and June 30, 2014.

Table VIII - Summary of Significant Changes in Financial Position

	Balance			Balance
	December 31,	Increase (Decrease)		June 30,
Dollars in thousands	2013	Amount	Percentage	2014
Assets
Securities available for sale	$288,780	(897)	-0.3%	$287,883
Loans, net of unearned interest	937,070	55,746	5.9%	992,816

Liabilities
Deposits	$1,003,812	$53,983	5.4%	$1,057,795
Short-term borrowings	62,769	28,960	46.1%	91,729
Long-term borrowings	163,516	(41,574)	-25.4%	121,942

Loan growth of 5.9% during the first six months of 2014 occurred principally in the commercial real estate and residential real estate portfolios, and was funded primarily with deposits.

Deposits increased approximately $54.0 million during the first six months of 2014; savings deposits increased approximately $49.9 million.

The increase in short-term borrowings and the decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first six months of 2014, of which a portion was refinanced with short-term FHLB advances.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2014 and December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $617 million or 42.97% of total consolidated assets at June 30, 2014.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $479 million.  As of June 30, 2014 and December 31, 2013, these advances totaled approximately $127 million and $136 million, respectively.  At June 30, 2014, we had additional borrowing capacity of $352 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2014 was approximately $94 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2014 totaled $117.5 million compared to $111.1 million at December 31, 2013.

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

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2014.

Table IX - Contractual Cash Obligations	Long	Capital
	Term	Trust	Operating
Dollars in thousands	Debt	Securities	Leases
2014	$43,952	$-	$125
2015	11,909	-	128
2016	28,911	-	90
2017	918	-	45
2018	45,017	-	-
Thereafter	8,035	19,589	-
Total	$138,742	$19,589	$388

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2014 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2014
Commitments to extend credit:
Revolving home equity and
credit card lines	$51,340
Construction loans	22,618
Other loans	43,683
Standby letters of credit	1,668
Total	$119,309

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2014.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.22%	1.02%
Up 200 basis points (1)	-10%	-4.51%	-5.70%
Up 400 basis points (2)	-15%	-3.57%	-10.82%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

Summit Financial Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2014, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2014 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summit Financial Group, Inc. and Subsidiaries
Part II.  Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

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

Date: August 8, 2014

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