Form 10-Q
period 2014-09-30
SUMMIT FINANCIAL GROUP INC
filed 2014-11-05
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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
Large accelerated filer ☐               Accelerated filer ☐
Non-accelerated filer ☐                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
7,460,022 shares outstanding as of November 4, 2014

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	60

SIGNATURES		61

EXHIBIT INDEX		62

Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013	September 30, 2013
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,933	$3,442	$4,571
Interest bearing deposits with other banks	9,300	8,340	11,532
Cash and cash equivalents	13,233	11,782	16,103
Securities available for sale	282,401	288,780	291,258
Other investments	7,393	7,815	8,004
Loans held for sale, net	319	321	602
Loans, net	993,347	937,070	939,169
Property held for sale	47,252	53,392	45,303
Premises and equipment, net	20,131	20,623	20,780
Accrued interest receivable	5,467	5,669	5,364
Intangible assets	7,748	7,949	8,036
Cash surrender value of life insurance policies	36,417	35,611	35,257
Other assets	14,961	17,215	17,911
Total assets	$1,428,669	$1,386,227	$1,387,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$104,442	$92,837	$99,109
Interest bearing	950,012	910,975	917,626
Total deposits	1,054,454	1,003,812	1,016,735
Short-term borrowings	127,432	62,769	54,163
Long-term borrowings	78,466	163,516	163,540
Subordinated debentures	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	10,566	8,669	8,155
Total liabilities	1,307,307	1,275,155	1,278,982

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 3,710 shares	3,519	3,519	3,519
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 2014 - 11,914 shares, 2013 - 11,938 shares	5,764	5,776	5,776
Common stock and related surplus - authorized 20,000,000 shares;
$2.50 par value; issued and outstanding 2014 - 7,457,222 shares, December 2013 - 7,451,022 shares, and September 2013 - 7,448,222 shares	24,691	24,664	24,632
Retained earnings	84,712	77,134	74,541
Accumulated other comprehensive income	2,676	(21)	337
Total shareholders' equity	121,362	111,072	108,805

Total liabilities and shareholders' equity	$1,428,669	$1,386,227	$1,387,787

(*) - December 31, 2013 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine months ended
Dollars in thousands, except per share amounts	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income
Interest and fees on loans
Taxable	$12,943	$12,469	$37,516	$38,037
Tax-exempt	89	63	248	197
Interest and dividends on securities
Taxable	1,084	896	3,565	2,852
Tax-exempt	640	616	1,838	1,832
Interest on interest bearing deposits with other banks	3	1	6	4
Total interest income	14,759	14,045	43,173	42,922
Interest expense
Interest on deposits	2,288	2,487	6,864	8,074
Interest on short-term borrowings	98	24	209	50
Interest on long-term borrowings and subordinated debentures	1,297	1,996	4,665	5,997
Total interest expense	3,683	4,507	11,738	14,121
Net interest income	11,076	9,538	31,435	28,801
Provision for loan losses	250	1,000	2,250	3,500
Net interest income after provision for loan losses	10,826	8,538	29,185	25,301
Other income
Insurance commissions	1,105	1,057	3,377	3,373
Service fees related to deposit accounts	1,147	1,106	3,291	3,202
Realized securities gains	128	132	64	116
Other	533	606	1,670	1,741
Total other-than-temporary impairment loss on securities	—	(38)	(1)	(155)
Portion of loss recognized in other comprehensive income	—	—	—	37
Net impairment loss recognized in earnings	—	(38)	(1)	(118)
Total other income	2,913	2,863	8,401	8,314
Other expense
Salaries, commissions, and employee benefits	4,026	4,050	12,052	12,155
Net occupancy expense	482	454	1,528	1,387
Equipment expense	520	578	1,599	1,724
Professional fees	380	263	978	885
Amortization of intangibles	50	88	200	263
FDIC premiums	480	503	1,477	1,558
Foreclosed properties expense	298	262	780	836
(Gain) loss on sale of foreclosed properties	70	(17)	198	546
Write-down of foreclosed properties	1,580	654	3,471	3,078
Other	1,299	1,396	3,930	3,900
Total other expense	9,185	8,231	26,213	26,332
Income before income taxes	4,554	3,170	11,373	7,283
Income tax expense	1,218	898	3,215	2,001
Net Income	3,336	2,272	8,158	5,282
Dividends on preferred shares	193	194	580	582
Net Income applicable to common shares	$3,143	$2,078	$7,578	$4,700

Basic earnings per common share	$0.42	$0.28	$1.02	$0.63
Diluted earnings per common share	$0.35	$0.24	$0.85	$0.55
See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2014	2013
Net income	$3,336	$2,272
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of:
2014 - $162, net of deferred taxes of $60; 2013 - ($117), net of deferred taxes of ($43)	102	(74)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - $1,017, net of deferred taxes of $376 and reclassification adjustment for net realized gains included in net income of $128; 2013 - ($681), net of deferred taxes of ($252) and reclassification adjustment for net realized gains included in net income of $132	641	(429)
Total comprehensive income	$4,079	$1,769

	For the Nine Months Ended September 30,
Dollars in thousands	2014	2013
Net income	$8,158	$5,282
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of:
2014 - ($2,160), net of deferred taxes of ($799); 2013 - ($117), net of deferred taxes of ($43)	(1,361)	(74)
Non-credit related other-than-temporary impairment on available for sale debt securities:
2014- $0, net of deferred taxes of $0; 2013 - $37, net of deferred taxes of $14	—	(23)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - $6,441, net of deferred taxes of $2,383 and reclassification adjustment for net realized gains included in net income of $64; 2013 - ($7,038), net of deferred taxes of ($2,604) and reclassification adjustment for net realized gains included in net income of $116	4,058	(4,434)
Total comprehensive income	$10,855	$751

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072

Nine Months Ended September 30, 2014
Comprehensive income:
Net income	—	—	—	8,158	—	8,158
Other comprehensive income	—	—	—	—	2,697	2,697
Total comprehensive income						10,855
Exercise of stock options	—	—	15	—	—	15
Stock compensation expense	—	—	—	—	—	—
Series 2009 Preferred Stock cash dividends declared ($60.00 per share)	—	—	—	(223)	—	(223)
Series 2011 Preferred Stock cash dividends declared ($30.00 per share)	—	—	—	(357)	—	(357)
Conversion of Series 2011 Preferred Stock to Common Stock	—	(12)	12	—	—	—
Balance, September 30, 2014	$3,519	$5,764	$24,691	$84,712	$2,676	$121,362

Balance, December 31, 2012	$3,519	$5,807	$24,520	$69,841	$4,868	$108,555

Nine Months Ended September 30, 2013
Comprehensive income:
Net income	—	—	—	5,282	—	5,282
Other comprehensive (loss)	—	—	—	—	(4,531)	(4,531)
Total comprehensive income						751
Exercise of stock options	—	—	80	—	—	80
Stock compensation expense	—	—	1	—	—	1
Series 2009 Preferred Stock cash dividends declared ($60.00 per share)	—	—	—	(223)	—	(223)
Series 2011 Preferred Stock cash dividends declared ($30.00 per share)	—	—	—	(359)	—	(359)
Conversion of Series 2011 Preferred Stock to Common Stock	—	(31)	31	—	—	—
Balance, September 30, 2013	$3,519	$5,776	$24,632	$74,541	$337	$108,805

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net income	$8,158	$5,282
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	814	878
Provision for loan losses	2,250	3,500
Stock compensation expense	—	1
Deferred income tax expense	232	1,248
Loans originated for sale	(1,859)	(7,963)
Proceeds from loans sold	1,861	7,587
Securities losses	(64)	(116)
Other-than-temporary impairment of securities	1	118
Loss on disposal of assets	199	535
Write down of foreclosed properties	3,471	3,078
Amortization of securities premiums (accretion of discounts), net	3,931	4,698
Amortization of goodwill and purchase accounting
adjustments, net	209	272
Decrease in accrued interest receivable	201	257
Increase in cash surrender value of bank owned life insurance	(806)	(704)
(Increase) decrease in other assets	(753)	2,354
Increase (decrease) in other liabilities	540	(748)
Net cash provided by operating activities	18,385	20,277
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	3,601	1,258
Proceeds from sales of securities available for sale	61,027	41,188
Principal payments received on securities available for sale	25,890	50,650
Purchases of securities available for sale	(81,565)	(111,443)
Purchases of other investments	(2,429)	(2,541)
Proceeds from maturities and calls of other investments	—	—
Redemption of Federal Home Loan Bank Stock	2,851	5,922
Net principal payments received on loans	(61,088)	(8,371)
Purchases of premises and equipment	(321)	(528)
Proceeds from disposal of premises and equipment	—	11
Proceeds from sales of other repossessed assets & property held for sale	5,411	10,339
Purchase of life insurance contracts	—	(5,000)
Net cash provided by (used in) investing activities	(46,623)	(18,515)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and
savings accounts	82,643	9,759
Net decrease in time deposits	(32,002)	(20,149)
Net increase in short-term borrowings	64,663	50,205
Proceeds from long-term borrowings	—	3,454
Repayment of long-term borrowings	(85,050)	(43,228)
Exercise of stock options	15	80
Dividends paid on preferred stock	(580)	(582)
Net cash provided by (used in) financing activities	29,689	(461)
Increase in cash and cash equivalents	1,451	1,301
Cash and cash equivalents:
Beginning	11,782	14,802
Ending	$13,233	$16,103

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2014	September 30, 2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,352	$14,526
Income taxes	$2,445	$1,098

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$2,560	$2,871

See Notes to Consolidated Financial Statements

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

The results of operations for the quarter ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2013 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2013 and September 30, 2013, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2014-1, Investments (Topic 323) - Accounting for Investments in Affordable Housing Projects revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Management is currently evaluating the impact of the guidance on our consolidated financial statements.

ASU 2014-4, Receivables (Topic 310) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on our consolidated financial statements.

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

Level 1:Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,515	$—	$23,515	$—
Mortgage backed securities:
Government sponsored agencies	154,884	—	154,884	—
Nongovernment sponsored entities	10,168	—	10,168	—
State and political subdivisions	10,094	—	10,094	—
Corporate debt securities	—	—	—	—
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	83,733	—	83,733	—
Total available for sale securities	$282,401	$—	$282,401	$—

Derivative financial instrument
Interest rate swaps	$—	$—	$—	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,657	$—	$29,657	$—
Mortgage backed securities:
Government sponsored agencies	155,716	—	155,716	—
Nongovernment sponsored entities	11,819	—	11,819	—
State and political subdivisions	15,870	—	15,870	—
Corporate debt securities	3,966	—	3,966	—
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	71,675	—	71,675	—
Total available for sale securities	$288,780	$—	$288,780	$—

Derivative financial instrument
Interest rate swaps	$803	$—	$803	$—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2014.

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$319	$—	$319	$—

Collateral-dependent impaired loans
Commercial	$44	$—	$—	$44
Commercial real estate	1,684	—	1,684	—
Construction and development	12,923	—	12,923	—
Residential real estate	9,590	—	9,477	113
Consumer	3	—	—	3
Total collateral-dependent impaired loans	$24,244	$—	$24,084	$160

OREO
Commercial	$110	$—	$110	$—
Commercial real estate	5,815	—	5,815	—
Construction and development	30,609	—	28,637	1,972
Residential real estate	10,718	—	10,104	614
Total OREO	$47,252	$—	$44,666	$2,586

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$321	$—	$321	$—

Collateral-dependent impaired loans
Commercial	$1,616	—	$920	$696
Commercial real estate	17,902	—	4,879	13,023
Construction and development	22,083	—	17,590	4,493
Residential real estate	14,747	—	8,336	6,411
Consumer	34	—	3	31
Total collateral-dependent impaired loans	$56,382	$—	$31,728	$24,654

OREO
Commercial	$—	$—	$—	$—
Commercial real estate	9,903	—	9,903	—
Construction and development	31,610	—	29,993	1,617
Residential real estate	11,879	—	11,847	32
Total OREO	$53,392	$—	$51,743	$1,649

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2014		December 31, 2013
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,233	$13,233	$11,782	$11,782
Securities available for sale	282,401	282,401	288,780	288,780
Other investments	7,393	7,393	7,815	7,815
Loans held for sale, net	319	319	321	321
Loans, net	993,347	1,003,166	937,070	952,592
Accrued interest receivable	5,467	5,467	5,669	5,669
Derivative financial assets	—	—	803	803
	$1,302,160	$1,311,979	$1,252,240	$1,267,762
Financial liabilities
Deposits	$1,054,454	$1,075,730	$1,003,812	$1,029,606
Short-term borrowings	127,432	127,432	62,769	62,769
Long-term borrowings	78,466	85,998	163,516	173,863
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	821	821	1,433	1,433
Derivative financial liabilities	1,357	1,357	—	—
	$1,298,919	$1,327,727	$1,267,919	$1,304,060

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2014			2013
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$3,336			$2,272
Less preferred stock dividends	(193)			(194)

Basic EPS	$3,143	7,457,222	$0.42	$2,078	7,443,865	$0.28

Effect of dilutive securities:
Stock options		9,276			7,819
Series 2011 convertible preferred stock	119	1,489,250		120	1,495,728
Series 2009 convertible preferred stock	74	674,545		74	674,545

Diluted EPS	$3,336	9,630,293	$0.35	$2,272	9,621,957	$0.24

	For the Nine Months Ended September 30,
	2014			2013
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$8,158			$5,282
Less preferred stock dividends	(580)			(582)

Basic EPS	$7,578	7,455,952	$1.02	$4,700	7,438,216	$0.63

Effect of dilutive securities:
Stock options		9,547			7,316
Series 2011 convertible preferred stock	357	1,489,898		359	1,498,251
Series 2009 convertible preferred stock	223	674,545		223	674,545

Diluted EPS	$8,158	9,629,942	$0.85	$5,282	9,618,328	$0.55

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2014 and 2013 totaled 143,000 shares and 170,500 shares, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2014, December 31, 2013, and September 30, 2013 are summarized as follows:

	September 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,643	$919	$47	$23,515
Residential mortgage-backed securities:
Government-sponsored agencies	153,095	2,680	891	154,884
Nongovernment-sponsored entities	9,873	323	28	10,168
State and political subdivisions
General obligations	3,856	16	66	3,806
Water and sewer revenues	2,375	5	36	2,344
Other revenues	3,927	29	12	3,944
Corporate debt securities	—	—	—	—
Total taxable debt securities	195,769	3,972	1,080	198,661
Tax-exempt debt securities
State and political subdivisions
General obligations	46,610	2,047	62	48,595
Water and sewer revenues	12,436	224	25	12,635
Lease revenues	5,060	65	38	5,087
Lottery/casino revenues	4,287	115	—	4,402
Other revenues	12,624	440	50	13,014
Total tax-exempt debt securities	81,017	2,891	175	83,733
Equity securities	7	—	—	7
Total available for sale securities	$276,793	$6,863	$1,255	$282,401

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$29,100	$675	$118	$29,657
Residential mortgage-backed securities:
Government-sponsored agencies	155,270	2,019	1,573	155,716
Nongovernment-sponsored entities	11,519	321	21	11,819
State and political subdivisions
General obligations	9,317	—	475	8,842
Water and sewer revenues	3,229	—	114	3,115
Other revenues	4,051	4	142	3,913
Corporate debt securities	3,973	24	31	3,966
Total taxable debt securities	216,459	3,043	2,474	217,028
Tax-exempt debt securities
State and political subdivisions
General obligations	41,156	675	1,154	40,677
Water and sewer revenues	8,996	15	306	8,705
Lease revenues	7,956	—	391	7,565
Lottery/casino revenues	4,443	63	169	4,337
Other revenues	10,527	55	191	10,391
Total tax-exempt debt securities	73,078	808	2,211	71,675
Equity securities	77	—	—	77
Total available for sale securities	$289,614	$3,851	$4,685	$288,780

	September 30, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$27,740	$757	$67	$28,430
Residential mortgage-backed securities:
Government-sponsored agencies	149,569	2,444	1,226	150,787
Nongovernment-sponsored agencies	13,134	315	9	13,440
State and political subdivisions:
General obligations	9,064	—	383	8,681
Water and sewer revenues	3,234	1	91	3,144
Other revenues	3,298	—	112	3,186
Corporate debt securities	3,970	25	45	3,950
Total taxable debt securities	210,009	3,542	1,933	211,618
Tax-exempt debt securities:
State and political subdivisions:
General obligations	49,569	1,048	1,112	49,505
Water and sewer revenues	10,132	89	290	9,931
Lease revenues	8,869	1	441	8,429
Lottery/casino revenues	4,457	68	166	4,359
Other revenues	7,490	61	212	7,339
Total tax-exempt debt securities	80,517	1,267	2,221	79,563
Equity securities	77	—	—	77
Total available for sale securities	$290,603	$4,809	$4,154	$291,258

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$14,959	$572	$3	$15,528
West Virginia	14,048	330	40	14,338
Illinois	8,963	255	35	9,183
Texas	7,391	418	44	7,765
Pennsylvania	7,404	148	6	7,546

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

The maturities, amortized cost and estimated fair values of securities at September 30, 2014, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$60,321	$61,210
Due from one to five years	97,348	98,597
Due from five to ten years	23,114	23,764
Due after ten years	96,003	98,823
Equity securities	7	7
	$276,793	$282,401

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2014 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principle Payments	Gains	Losses

Securities available for sale	$61,027	$3,601	$25,890	$782	$718

During the three and nine months ended September 30, 2014 and 2013, we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013

Total other-than-temporary impairment losses	$—	$(38)	$(1)	$(155)
Portion of loss recognized in other comprehensive income	—	—	—	37
Net impairment losses recognized in earnings	$—	$(38)	$(1)	$(118)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three and nine months ended September 30, 2014 is as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
In thousands	Total	Total
Beginning Balance	$(3,021)	$(3,021)
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	(1)	(1)
Securities sold during the period	2,816	2,816
Ending Balance	$(206)	$(206)

We held 67 available for sale securities having an unrealized loss at September 30, 2014.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2014 and December 31, 2013, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$1,399	$(3)	$2,682	$(44)	$4,081	$(47)
Residential mortgage-backed securities:
Government-sponsored agencies	38,707	(548)	20,979	(343)	59,686	(891)
Nongovernment-sponsored entities	4,151	(28)	58	—	4,209	(28)
State and political subdivisions:
General obligations	707	(2)	2,798	(64)	3,505	(66)
Water and sewer revenues	—	—	1,838	(36)	1,838	(36)
Other revenues	1,098	(12)	—	—	1,098	(12)
Corporate debt securities	—	—	—	—	—	—
Tax-exempt debt securities
State and political subdivisions:
General obligations	4,234	(12)	2,613	(50)	6,847	(62)
Water and sewer revenues	2,188	(25)	—	—	2,188	(25)
Lease revenues	—	—	2,126	(38)	2,126	(38)
Lottery/casino revenues	—	—	—		—	—
Other revenues	—	—	1,949	(50)	1,949	(50)
Total temporarily impaired securities	52,484	(630)	35,043	(625)	87,527	(1,255)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	—	—	—	—	—	—
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$52,484	$(630)	$35,043	$(625)	$87,527	$(1,255)

	December 31, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,868	$(118)	$—	$—	$10,868	$(118)
Residential mortgage-backed securities:
Government-sponsored agencies	55,035	(1,385)	13,249	(188)	68,284	(1,573)
Nongovernment-sponsored entities	2,407	(12)	565	(7)	2,972	(19)
State and political subdivisions:
General obligations	4,505	(264)	2,337	(211)	6,842	(475)
Water and sewer revenues	1,309	(31)	1,554	(83)	2,863	(114)
Other revenues	3,142	(142)	—	—	3,142	(142)
Corporate debt securities	2,968	(31)	—	—	2,968	(31)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,603	(997)	2,102	(157)	21,705	(1,154)
Water and sewer revenues	5,643	(224)	983	(82)	6,626	(306)
Lease revenues	6,112	(349)	958	(42)	7,070	(391)
Lottery/casino revenues	2,720	(132)	554	(37)	3,274	(169)
Other revenues	8,815	(191)	—	—	8,815	(191)
Total temporarily impaired securities	123,127	(3,876)	22,302	(807)	145,429	(4,683)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	—	—	1	(2)	1	(2)
Total other-than-temporarily
impaired securities	—	—	1	(2)	1	(2)
Total	$123,127	$(3,876)	$22,303	$(809)	$145,430	$(4,685)

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

Loans are summarized as follows:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Commercial	$83,762	$88,352	$83,844
Commercial real estate
Owner-occupied	156,765	149,618	151,260
Non-owner occupied	314,577	280,790	279,412
Construction and development
Land and land development	61,088	71,453	73,089
Construction	27,239	15,155	12,323
Residential real estate
Non-jumbo	218,125	212,946	215,058
Jumbo	51,917	53,406	59,701
Home equity	64,256	54,844	53,674
Consumer	19,906	19,889	20,472
Other	6,753	3,276	3,375
Total loans, net of unearned fees	1,004,388	949,729	952,208
Less allowance for loan losses	11,041	12,659	13,039
Loans, net	$993,347	$937,070	$939,169

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2014 and 2013 and December 31, 2013.

	At September 30, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$74	$179	$259	$512	$83,250	$—
Commercial real estate
Owner-occupied	365	442	478	1,285	155,480	—
Non-owner occupied	288	—	120	408	314,169	—
Construction and development
Land and land development	388	10	4,214	4,612	56,476	—
Construction	—	—	—	—	27,239	—
Residential mortgage
Non-jumbo	3,381	555	2,921	6,857	211,268	—
Jumbo	—	1,181	1,435	2,616	49,301	—
Home equity	190	113	29	332	63,924	—
Consumer	350	196	46	592	19,314	—
Other	—	—	—	—	6,753	—
Total	$5,036	$2,676	$9,502	$17,214	$987,174	$—

	At December 31, 2013
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$74	$34	$1,190	$1,298	$87,054	$—
Commercial real estate
Owner-occupied	328	459	487	1,274	148,344	—
Non-owner occupied	912	115	128	1,155	279,635	—
Construction and development
Land and land development	1,627	—	8,638	10,265	61,188	—
Construction	—	—	—	—	15,155	—
Residential mortgage
Non-jumbo	2,708	1,673	1,321	5,702	207,244	—
Jumbo	—	—	—	—	53,406	—
Home equity	588	87	—	675	54,169	—
Consumer	224	82	106	412	19,477	—
Other	—	—	—	—	3,276	—
Total	$6,461	$2,450	$11,870	$20,781	$928,948	$—

	At September 30, 2013
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$10	$111	$1,583	$1,704	$82,140	$—
Commercial real estate
Owner-occupied	846	229	432	1,507	149,753	—
Non-owner occupied	587	244	—	831	278,581	—
Construction and development
Land and land development	154	—	8,669	8,823	64,266	—
Construction	—	—	38	38	12,285	—
Residential mortgage
Non-jumbo	3,467	2,031	2,225	7,723	207,335	—
Jumbo	—	—	9,000	9,000	50,701	—
Home equity	214	49	24	287	53,387	—
Consumer	197	77	91	365	20,107	—
Other	50	—	—	50	3,325	—
Total	$5,525	$2,741	$22,062	$30,328	$921,880	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2014, December 31, 2013 and September 30, 2013.

	September 30,		December 31,
Dollars in thousands	2014	2013	2013
Commercial	$309	$2,557	$1,224
Commercial real estate
Owner-occupied	593	3,795	1,953
Non-owner occupied	344	—	365
Construction and development
Land & land development	4,591	12,851	12,830
Construction	—	38	—
Residential mortgage
Non-jumbo	3,602	3,119	2,446
Jumbo	1,435	9,000	—
Home equity	220	266	—
Consumer	146	145	128
Total	$11,240	$31,771	$18,946

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands

	September 30,		December 31,	Method used to measure impairment
Loan Category	2014	2013	2013
Commercial	$51	$5,997	$1,864	Fair value of collateral
	403	160	158	Discounted cash flow
Commercial real estate
Owner-occupied	1,257	9,054	10,067	Fair value of collateral
	9,181	2,497	2,483	Discounted cash flow
Non-owner occupied	512	5,884	5,832	Fair value of collateral
	7,358	—	—	Discounted cash flow
Construction and development
Land & land development	12,934	24,870	24,625	Fair value of collateral
	1,479	649	644	Discounted cash flow
Residential mortgage
Non-jumbo	1,548	5,133	5,516	Fair value of collateral
	4,980	884	566	Discounted cash flow
Jumbo	7,791	17,786	8,768	Fair value of collateral
	890	—	—	Discounted cash flow
Home equity	285	213	212	Fair value of collateral
	523	—	—	Discounted cash flow
Consumer	3	52	47	Fair value of collateral
	32	—	—	Discounted cash flow
Total	$49,227	$73,179	$60,782

The following tables present loans individually evaluated for impairment at September 30, 2014, December 31, 2013 and September 30, 2013.

	September 30, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$403	$403	$—	$409	$26
Commercial real estate
Owner-occupied	5,808	5,807	—	5,879	211
Non-owner occupied	4,989	4,991	—	5,014	248
Construction and development
Land & land development	13,597	13,596	—	14,099	478
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,284	4,294	—	3,631	175
Jumbo	7,786	7,791	—	7,817	310
Home equity	808	808	—	186	11
Consumer	35	35	—	38	2
Total without a related allowance	$37,710	$37,725	$—	$37,073	$1,461

With a related allowance
Commercial	$50	$51	$7	$12	$1
Commercial real estate
Owner-occupied	4,631	4,631	256	4,618	214
Non-owner occupied	2,879	2,879	87	733	28
Construction and development
Land & land development	817	817	10	865	38
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,234	2,234	201	2,076	99
Jumbo	890	890	49	893	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,501	$11,502	$610	$9,197	$425

Total
Commercial	$33,174	$33,175	$360	$31,629	$1,244
Residential real estate	16,002	16,017	250	14,603	640
Consumer	35	35	—	38	2
Total	$49,211	$49,227	$610	$46,270	$1,886

	December 31, 2013
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,161	$1,167	$—	$1,518	$98
Commercial real estate
Owner-occupied	8,434	8,434	—	7,675	226
Non-owner occupied	5,075	5,077	—	5,110	253
Construction and development
Land & land development	14,732	14,737	—	11,628	325
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,587	3,595	—	2,858	157
Jumbo	7,862	7,867	—	7,910	405
Home equity	186	186	—	186	11
Consumer	26	27	—	28	1
Total without a related allowance	$41,063	$41,090	$—	$36,913	$1,476

With a related allowance
Commercial	$855	$855	$406	$1,013	$—
Commercial real estate
Owner-occupied	4,116	4,116	305	3,945	184
Non-owner occupied	747	755	175	515	28
Construction and development
Land & land development	10,532	10,532	3,186	11,310	147
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,485	2,487	256	2,292	107
Jumbo	900	901	37	906	45
Home equity	27	26	22	27	—
Consumer	20	20	13	9	—
Total with a related allowance	$19,682	$19,692	$4,400	$20,017	$511

Total
Commercial	$45,652	$45,673	$4,072	$42,714	$1,261
Residential real estate	15,047	15,062	315	14,179	725
Consumer	46	47	13	37	1
Total	$60,745	$60,782	$4,400	$56,930	$1,987

	September 30, 2013
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$4,254	$4,268	$—	$5,632	$334
Commercial real estate
Owner-occupied	7,609	7,613	—	8,839	293
Non-owner occupied	5,368	5,370	—	5,800	289
Construction and development
Land & land development	20,923	20,921	—	20,331	404
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,888	2,895	—	2,930	171
Jumbo	7,876	7,882	—	8,168	419
Home equity	186	186	—	186	11
Consumer	28	28	—	32	2
Total without a related allowance	$49,132	$49,163	$—	$51,918	$1,923

With a related allowance
Commercial	$1,891	$1,889	$702	$2,537	$—
Commercial real estate
Owner-occupied	3,938	3,938	216	3,956	138
Non-owner occupied	514	514	110	516	28
Construction and development
Land & land development	4,597	4,598	1,390	3,992	121
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,119	3,122	316	2,843	130
Jumbo	9,904	9,904	1,040	10,152	45
Home equity	27	27	27	27	—
Consumer	24	24	13	25	1
Total with a related allowance	$24,014	$24,016	$3,814	$24,048	$463

Total
Commercial	$49,094	$49,111	$2,418	$51,603	$1,607
Residential real estate	24,000	24,016	1,383	24,306	776
Consumer	52	52	13	57	3
Total	$73,146	$73,179	$3,814	$75,966	$2,386

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $35.9 million, of which $33.9 million were current with respect to restructured contractual payments at September 30, 2014, and $34.5 million, of which $33.6 million were current with respect to restructured contractual payments at December 31, 2013.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2014 and 2013.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	1	2,154	2,154	—	—	—
Construction and development
Land & land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	3	634	670	2	487	487
Jumbo	—	—	—	—	—	—
Home equity	1	411	523	—	—	—
Consumer	—	—	—	—	—	—
Total	5	$3,199	$3,347	2	$487	$487

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	3	$82	$86	1	$23	$23
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	1	2,154	2,154	—	—	—
Construction and development
Land & land development	—	—	—	1	49	50
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	3	634	670	4	728	514
Jumbo	—	—	—	—	—	—
Home equity	1	411	523	—	—	—
Consumer	—	—	—	—	—	—
Total	8	$3,281	$3,433	6	$800	$587

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	2	$59	3	$86
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	1	699	1	698
Construction	—	—	—	—
Residential real estate
Non-jumbo	2	278	2	278
Jumbo	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	5	$1,036	6	$1,062

The following table details the activity regarding TDRs by loan type for the three months and nine months ended September 30, 2014, and the related allowance on TDRs.

For the Three Months Ended September 30, 2014
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance June 30, 2014	$5,968	$—	$498	$9,589	$5,465	$5,494	$6,201	$—	$38	$—	$33,253
Additions	—	—	—	—	2,154	670	—	523	—	—	3,347
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(155)	—	(52)	(22)	(37)	(216)	(52)	—	(3)	—	(537)
Transfer into OREO	—	—	—	—	—	(88)	—	—	—	—	(88)
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2014	$5,813	$—	$446	$9,567	$7,582	$5,860	$6,149	$523	$35	$—	$35,975

Allowance related to troubled debt restructurings	$10	$—	$7	$183	$87	$201	$49	$—	$—	$—	$537

For the Nine Months Ended September 30, 2014
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2014	$6,163	$—	$1,243	$9,699	$5,544	$5,541	$6,278	$—	$47	$—	$34,515
Additions	—	—	86	—	2,154	670	—	523	—	—	3,433
Charge-offs	—	—	—	—	—	—	—	—	(3)	—	(3)
Net (paydowns) advances	(350)	—	(883)	(132)	(116)	(263)	(129)	—	(9)	—	(1,882)
Transfer into OREO	—	—	—	—	—	(88)	—	—	—	—	(88)
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2014	$5,813	$—	$446	$9,567	$7,582	$5,860	$6,149	$523	$35	$—	$35,975

Allowance related to troubled debt restructurings	$10	$—	$7	$183	$87	$201	$49	$—	$—	$—	$537

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Pass	$47,344	$41,662	$27,239	$15,022	$82,094	$82,323	$154,128	$143,982	$303,848	$268,967
OLEM (Special Mention)	724	5,550	—	133	1,320	4,544	1,658	1,412	9,226	10,222
Substandard	13,020	24,131	—	—	348	1,485	979	4,224	1,503	1,601
Doubtful	—	110	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$61,088	$71,453	$27,239	$15,155	$83,762	$88,352	$156,765	$149,618	$314,577	$280,790

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	9/30/2014	12/31/2013	9/30/2013	9/30/2014	12/31/2013	9/30/2013
Residential real estate
Non-jumbo	$214,523	$210,500	$211,939	$3,602	$2,446	$3,119
Jumbo	50,482	53,406	50,701	1,435	—	9,000
Home Equity	64,037	54,844	53,408	219	—	266
Consumer	19,760	19,761	20,327	146	128	145
Other	6,753	3,276	3,375	—	—	—
Total	$355,555	$341,787	$339,750	$5,402	$2,574	$12,530

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013 is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
Dollars in thousands	2014	2013	2013

Balance, beginning of year	$12,659	$17,933	$17,933
Losses:
Commercial	390	205	723
Commercial real estate
Owner occupied	11	1,067	1,031
Non-owner occupied	—	9	9
Construction and development
Land and land development	3,535	3,560	3,596
Construction	—	—	—
Residential real estate
Non-jumbo	280	494	541
Jumbo	65	3,739	4,741
Home equity	—	77	77
Consumer	119	55	79
Other	71	84	162
Total	4,471	9,290	10,959
Recoveries:
Commercial	19	7	12
Commercial real estate
Owner occupied	38	2	8
Non-owner occupied	12	633	674
Construction and development
Land and land development	177	13	187
Construction	—	—	—
Real estate - mortgage
Non-jumbo	71	106	127
Jumbo	163	4	6
Home equity	3	4	5
Consumer	63	53	79
Other	57	74	87
Total	603	896	1,185
Net losses	3,868	8,394	9,774
Provision for loan losses	2,250	3,500	4,500
Balance, end of year	$11,041	$13,039	$12,659

Activity in the allowance for loan losses by loan class during the first nine months of 2014 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659
Charge-offs	3,535	—	390	11	—	280	65	—	119	71	4,471
Recoveries	177	—	19	38	12	71	163	3	63	57	603
Provision	772	209	(64)	(99)	1,002	91	170	55	66	48	2,250
Ending balance	$2,869	$478	$889	$897	$1,655	$1,724	$2,156	$231	$57	$85	$11,041

Allowance related to:
Loans individually evaluated for impairment	$10	$—	$7	$256	$87	$201	$49	$—	$—	$—	$610
Loans collectively evaluated for impairment	2,859	478	882	641	1,568	1,523	2,107	231	57	85	10,431
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—	—
Total	$2,869	$478	$889	$897	$1,655	$1,724	$2,156	$231	$57	$85	$11,041

Loans
Loans individually evaluated for impairment	$14,413	$—	$454	$10,438	$7,870	$6,528	$8,681	$808	$35	$—	$49,227
Loans collectively evaluated for impairment	46,675	27,239	83,308	146,327	306,707	211,597	43,236	63,448	19,871	6,753	$955,161
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—	—
Total	$61,088	$27,239	$83,762	$156,765	$314,577	$218,125	$51,917	$64,256	$19,906	$6,753	$1,004,388

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2014 and other intangible assets by reporting unit at September 30, 2014 and December 31, 2013.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2014	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, September 30, 2014	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2014			December 31, 2013
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,267	$—	$2,267
Less: accumulated amortization	2,268	—	2,268	2,216	—	2,216
Net carrying amount	$—	$—	$—	$51	$—	$51

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,450	1,450	—	1,300	1,300
Net carrying amount	$—	$1,550	$1,550	$—	$1,700	$1,700

We recorded amortization expense of approximately $200,000 for the nine months ended September 30, 2014 relative to our other intangible assets.  Annual amortization is expected to be approximately $251,000 in 2014, and $200,000 for each of the years ending 2015 through 2018.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Demand deposits, interest bearing	$195,182	$186,578	$186,702
Savings deposits	255,880	193,446	193,285
Time deposits	498,950	530,951	537,639
Total	$950,012	$910,975	$917,626

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $146.9 million, $160.8 million and $174.5 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2014 is as follows:

Dollars in thousands
Six month period ending December 31, 2014	$54,079
Year ending December 31, 2015	159,728
Year ending December 31, 2016	118,360
Year ending December 31, 2017	46,734
Year ending December 31, 2018	45,397
Thereafter	74,652
$498,950

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2014:

Dollars in thousands	Amount	Percent
Three months or less	$32,585	8.9%
Three through six months	38,478	10.5%
Six through twelve months	49,374	13.5%
Over twelve months	246,279	67.1%
Total	$366,716	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2014		2013
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$125,000	$2,432	$45,200	$8,963
Average balance outstanding for the period	86,039	6,925	22,834	2,745
Maximum balance outstanding at any month end during period	132,550	8,976	45,200	8,963
Weighted average interest rate for the period	0.26%	0.25%	0.27%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.30%	0.25%	0.26%	0.25%

	Year Ended December 31, 2013
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$53,800	$8,969
Average balance outstanding for the period	29,786	4,313
Maximum balance outstanding at any month end during period	55,300	8,969
Weighted average interest rate for the period	0.28%	0.25%
Weighted average interest rate for balances outstanding at December 31	0.26%	0.25%

Long-term borrowings:  Our long-term borrowings of $78.5 million, $163.5 million and $163.5 million at September 30, 2014, December 31, 2013, and September 30, 2013 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at September 30,		Balance at December 31,
Dollars in thousands	2014	2013	2013
Long-term FHLB advances	$1,001	$82,624	$82,600
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loans	5,465	8,916	8,916
Total	$78,466	$163,540	$163,516

The term loans are secured by the common stock of our subsidiary bank. $5.0 million bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017, and $0.5 million bears a fixed rate of 8% with a final maturity of 2023.
Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2014 was 4.10% compared to 3.89% for the first nine months of 2013.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at September 30, 2014, December 31, 2013, and September 30, 2013.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2014, December 31, 2013, and September 30, 2013.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II, and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3.5 million in capital securities and $109,000 in common securities and invested the proceeds in $3.61 million of debentures. SFG Capital Trust II issued $7.5 million in capital securities and $232,000 in common securities and invested the proceeds in $7.73 million of debentures. SFG Capital Trust III issued $8.0 million in capital securities and $248,000 in common securities and invested the proceeds in $8.25 million of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345basis points for SFG Capital Trust I, 3 month LIBOR plus 280basis points for SFG Capital Trust II, and 3 month LIBOR plus 145basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts, and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of each Capital Trust are redeemable by us quarterly.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2014	$476	$—	$—
	2015	1,909	10,000	—
	2016	28,911	—	—
	2017	960	—	—
	2018	45,100	—	—
	Thereafter	1,110	6,800	19,589
		$78,466	$16,800	$19,589

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

The fair value of our employee stock options granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first nine months of 2014 or 2013.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2014 and 2013, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first nine months of 2014 and 2013 is as follows:

	For the Nine Months Ended September 30,
	2014		2013
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding, January 1	185,410	$19.59	249,700	$18.98
Granted	—	—	—	—
Exercised	(3,200)	4.63	(15,200)	5.27
Forfeited	—	—	(1,750)	19.69
Expired	(2,500)	17.43	(39,700)	23.41
Outstanding, September 30	179,710	$19.89	193,050	$19.14

Other information regarding options outstanding and exercisable at September 30, 2014 is as follows:

	Options Outstanding				Options Exercisable
Range of exercise price	# of shares	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of shares	WAEP	Aggregate Intrinsic Value (in thousands)
2.54 - $6.00	13,550	$4.69	3.95	$76	12,550	$4.86	$68
6.01 - 10.00	23,160	9.07	2.48	27	23,160	9.07	27
10.01 - 17.50	—	—	0	—	—	—	—
17.51 - 20.00	38,500	17.80	2.25	—	38,500	17.80	—
20.01 - 25.93	104,500	25.04	1.99	—	104,500	25.04	—
	179,710	19.89		$103	178,710	19.99	$95

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2014
Commitments to extend credit:
Revolving home equity and credit card lines	$51,364
Construction loans	23,389
Other loans	47,710
Standby letters of credit	2,791
Total	$125,254

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2014, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Regulatory Capital		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital (to risk weighted assets)
Summit	$149,309	14.3%	$83,530	8.0%	$104,412	10.0%
Summit Community	161,116	15.5%	83,157	8.0%	103,946	10.0%
Tier I Capital (to risk weighted assets)
Summit	130,668	12.5%	41,814	4.0%	62,721	6.0%
Summit Community	150,075	14.4%	41,688	4.0%	62,531	6.0%
Tier I Capital (to average assets)
Summit	130,668	9.2%	56,812	4.0%	71,015	5.0%
Summit Community	150,075	10.5%	57,171	4.0%	71,464	5.0%
As of December 31, 2013
Total Capital (to risk weighted assets)
Summit	144,202	14.5%	79,638	8.0%	99,547	10.0%
Summit Community	156,473	15.7%	79,627	8.0%	99,534	10.0%
Tier I Capital (to risk weighted assets)
Summit	122,918	12.4%	39,499	4.0%	59,248	6.0%
Summit Community	143,989	14.5%	39,814	4.0%	59,720	6.0%
Tier I Capital (to average assets)
Summit	122,918	8.9%	55,151	4.0%	68,938	5.0%
Summit Community	143,989	10.4%	55,150	4.0%	68,938	5.0%

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

▪	developing and submitting to regulatory authorities a written plan to reduce the Bank’s risk exposure in each adversely classified credit relationship in excess of $1 million and all OREO;

▪	establishing procedures to report all loans with balances exceeding $500,000that have credit weaknesses or that fall outside of the Bank’s policy;

▪	annually reviewing the organizational structure and operations of the Bank’s loan department;

▪	maintaining an adequate allowance for loan and lease losses through charges to current operating income;

▪	reviewing overall liquidity objectives and developing and submitting to regulatory authorities plans and procedures aimed to improve liquidity and reduce reliance on volatile liabilities;

▪	preparing comprehensive budgets and earnings forecasts for the Bank and submitting reports comparing actual performance to the budget plan;

▪	maintaining a minimum Tier 1 Leverage Capital ratio of at least 8% and a Total Risk-based Capital ratio of at least 11%;

▪	not paying any cash dividends without the prior written consent of the banking regulators; and,

▪	providing quarterly progress reports to the Bank’s regulatory authorities detailing steps taken to comply with the Bank MOU.

NOTE  14.  SEGMENT INFORMATION

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

	Nine Months Ended September 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$32,812	$—	$(1,377)	$—	$31,435
Provision for loan losses	2,250	—	—	—	2,250
Net interest income after provision for loan losses	30,562	—	(1,377)	—	29,185
Other income	4,574	3,786	931	(890)	8,401
Other expenses	22,694	3,152	1,257	(890)	26,213
Income (loss) before income taxes	12,442	634	(1,703)	—	11,373
Income tax expense (benefit)	3,507	210	(502)	—	3,215
Net income (loss)	8,935	424	(1,201)	—	8,158
Dividends on preferred shares	—	—	580	—	580
Net income (loss) applicable to common shares	$8,935	$424	$(1,781)	$—	$7,578
Inter-segment revenue (expense)	$(802)	$(88)	$890	$—	$—
Average assets	$1,462,070	$6,119	$162,904	$(216,335)	$1,414,758

	Nine Months Ended September 30, 2013
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$30,237	$—	$(1,436)	$—	$28,801
Provision for loan losses	3,500	—	—	—	3,500
Net interest income after provision for loan losses	26,737	—	(1,436)	—	25,301
Other income	4,646	3,668	815	(815)	8,314
Other expenses	22,530	3,459	1,158	(815)	26,332
Income (loss) before income taxes	8,853	209	(1,779)	—	7,283
Income tax expense (benefit)	2,534	79	(612)	—	2,001
Net income (loss)	6,319	130	(1,167)	—	5,282
Dividends on preferred shares	—	—	582	—	582
Net income (loss) applicable to common shares	$6,319	$130	$(1,749)	$—	$4,700
Inter-segment revenue (expense)	$(734)	$(81)	$815	$—	$—
Average assets	$1,431,835	$6,329	$155,522	$(213,202)	$1,380,484

	Three Months Ended September 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,500	$—	$(424)	$—	$11,076
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,250	—	(424)	—	10,826
Other income	1,674	1,198	341	(300)	2,913
Other expenses	8,022	1,063	400	(300)	9,185
Income (loss) before income taxes	4,902	135	(483)	—	4,554
Income tax expense (benefit)	1,320	38	(140)	—	1,218
Net income (loss)	3,582	97	(343)	—	3,336
Dividends on preferred shares	—	—	193	—	193
Net income (loss) applicable to common shares	$3,582	$97	$(536)	$—	$3,143
Inter-segment revenue (expense)	$(270)	$(30)	$300	$—	$—
Average assets	$1,477,127	$6,229	$164,637	$(214,953)	$1,433,040

	Three Months Ended September 30, 2013
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$10,025	$—	$(487)	$—	$9,538
Provision for loan losses	1,000	—	—	—	1,000
Net interest income after provision for loan losses	9,025	—	(487)	—	8,538
Other income	1,705	1,158	272	(272)	2,863
Other expenses	7,005	1,133	365	(272)	8,231
Income (loss) before income taxes	3,725	25	(580)	—	3,170
Income tax expense (benefit)	1,087	12	(201)	—	898
Net income (loss)	2,638	13	(379)	—	2,272
Dividends on preferred shares	—	—	194	—	194
Net income (loss) applicable to common shares	$2,638	$13	$(573)	$—	$2,078
Inter-segment revenue (expense)	$(251)	$(21)	$272	$—	$—
Average assets	$1,409,870	$6,377	$153,596	$(205,332)	$1,364,511

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into three forward-starting, pay-fixed/receive LIBOR interest rate swaps.  $40 million notional with an effective date of July 18, 2016, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.98% for a 3 year period.  $30 million notional with an effective date of April 18, 2016, was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% for a 4.5 year period.   $40 million notional with an effective date of October 18, 2016,  was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.84% for a 3 year period.

A summary of our derivative financial instruments as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$1,357	$—
	$110,000	$—	$1,357	$—

	December 31, 2013
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$70,000	$803	$—	$—
	$70,000	$803	$—	$—

Part I. Item 2
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

Interest earning assets increased by 2.34% for the first nine months in 2014 compared to the same period of 2013 while our net interest earnings on a tax equivalent basis increased 8.93%.  Our tax equivalent net interest margin increased 20 basis points as our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013
Community banking	$3,582	$2,638	$8,935	$6,319
Insurance & financial services	97	13	424	130
Parent	(536)	(573)	(1,781)	(1,749)
Consolidated net income	$3,143	$2,078	$7,578	$4,700

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

Community Banking – During third quarter 2014, we performed the Step 0 assessment of our goodwill of our community banking reporting unit and determined that it was not more likely than not that the fair value was less than its carrying value.  In performing the qualitative Step 0 assessments, we considered certain events and circumstances  such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than its carrying amount. No indicators of impairment were noted as of September 30, 2014.

Insurance Services – During third quarter 2014, we performed the Step 0 assessment of our goodwill of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2%, and a discount rate of 10.0% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2014, therefore Step 2 testing was not necessary.

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

Deferred Income Tax Assets:  At September 30, 2014, we had net deferred tax assets of $10.8 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2014.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2014 increased to $7.6 million, or $0.85 per diluted share as compared to $4.7 million or $0.55 per diluted share for the same period of 2013.  Net income applicable to common shares for the quarter ended September 30, 2014 totaled $3.1 million, or $0.35 per diluted share as compared to $2.1 million, or $0.24 per diluted share for the quarter ended September 30, 2013.  Earnings for both the quarter and nine months ended September 30, 2014 were positively impacted by increased net interest income and lower provisions for loan losses.  Included in earnings for the nine months ended September 30, 2014 was $199,000 in losses on the sales of assets, primarily foreclosed properties, and $3.5 million of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first nine months of 2014 were 9.35% and 0.77%, respectively, compared with 6.46% and 0.51% for the same period of 2013.

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

Our net interest income on a fully tax-equivalent basis totaled $32.5 million for the nine months ended September 30, 2014 compared to $29.8 million for the same period of 2013, representing an increase of $2.7 million or 8.9%.  Our tax-equivalent earnings on interest earning assets increased $281,000, while the cost of interest bearing liabilities declined $2.4 million (see Table II).  Average interest earning assets increased 2.3% from $1.26 billion during the first nine months of 2013 to $1.29 billion for the first nine months of 2014.  Average interest bearing liabilities increased 1.55% from $1.170 billion at September 30, 2013 to $1.188 billion at September 30, 2014, at an average cost for the first nine months of 2014 of 1.32% compared to 1.61% for the same period of 2013.

Our consolidated net interest margin increased to 3.37% for the nine months ended September 30, 2014, compared to 3.17% for the same period in 2013. The present continued low interest rate environment has served to positively impact our net interest margin due to our liability sensitive balance sheet.  For the nine months ended September 30, 2014 compared to September 30, 2013, the yields on earning assets decreased 8 basis points, while the cost of our interest bearing funds decreased by 29 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned income (1)
Taxable	$977,336	$37,516	5.13%	$948,870	$38,038	5.36%
Tax-exempt (2)	7,262	376	6.92%	5,560	298	7.18%
Securities
Taxable	213,089	3,565	2.24%	220,669	2,851	1.73%
Tax-exempt (2)	80,814	2,785	4.61%	76,021	2,776	4.88%
Federal funds sold and interest bearing deposits with other banks	9,737	6	0.08%	7,706	4	0.07%
Total interest earning assets	1,288,238	44,248	4.59%	1,258,826	43,967	4.67%
Noninterest earning assets
Cash & due from banks	3,790			4,430
Premises and equipment	20,414			21,006
Other assets	114,203			111,948
Allowance for loan losses	(11,887)			(15,726)
Total assets	$1,414,758			$1,380,484
Interest bearing liabilities
Interest bearing demand deposits	$189,581	$162	0.11%	$178,911	$193	0.14%
Savings deposits	232,730	1,137	0.65%	195,907	875	0.60%
Time deposits	520,937	5,566	1.43%	566,172	7,007	1.65%
Short-term borrowings	92,963	209	0.30%	25,579	50	0.26%
Long-term borrowings and capital trust securities	151,541	4,665	4.12%	203,019	5,997	3.95%
Total interest bearing liabilities	1,187,752	11,739	1.32%	1,169,588	14,122	1.61%
Noninterest bearing liabilities
and shareholders' equity
Demand deposits	101,006			94,139
Other liabilities	9,609			7,698
Total liabilities	1,298,367			1,271,425
Shareholders' equity - preferred	9,286			9,319
Shareholders' equity - common	107,105			99,740
Total liabilities and
shareholders' equity	$1,414,758			$1,380,484
Net interest earnings		$32,509			$29,845
Net yield on interest earning assets			3.37%			3.17%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $1,075,000 and $1,045,000 for the periods ended September 30, 2014 and September 30, 2013, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume
	For the Nine Months Ended
	September 30, 2014 versus September 30, 2013
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,121	$(1,643)	$(522)
Tax-exempt	88	(10)	78
Securities
Taxable	(101)	815	714
Tax-exempt	170	(161)	9
Federal funds sold and interest bearing deposits with other banks	1	1	2
Total interest earned on interest earning assets	1,279	(998)	281

Interest paid on:
Interest bearing demand deposits	11	(42)	(31)
Savings deposits	174	88	262
Time deposits	(532)	(909)	(1,441)
Short-term borrowings	151	8	159
Long-term borrowings and capital trust securities	(1,576)	244	(1,332)
Total interest paid on interest bearing liabilities	(1,772)	(611)	(2,383)

Net interest income	$3,051	$(387)	$2,664

Noninterest Income

Total noninterest income increased to $8.4 million for the first nine months of 2014, compared to $8.3 million for the same period of 2013.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013
Insurance commissions	$1,105	$1,057	$3,377	$3,373
Service fees related to deposit accounts	1,147	1,106	3,291	3,202
Realized securities gains (losses)	128	132	64	116
Other-than-temporary impairment of securities	—	(38)	(1)	(118)
Bank owned life insurance income	266	229	806	703
Other	267	377	864	1,038
Total	$2,913	$2,863	$8,401	$8,314

Other-than-temporary impairment of securities:  We do not anticipate material charges for other-than-temporary impairment of securities in the near term.

Noninterest Expense

Total noninterest expense decreased 0.5% for the nine months ended September 30, 2014, as compared to the same period in 2013, with lower losses on sales of foreclosed properties having the largest positive impacts.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2014	$	%	2013	2014	$	%	2013
Salaries, commissions, and employee benefits	$4,026	$(24)	(0.6)%	$4,050	$12,052	$(103)	(0.8)%	$12,155
Net occupancy expense	482	28	6.2%	454	1,528	141	10.2%	1,387
Equipment expense	520	(58)	(10.0)%	578	1,599	(125)	(7.3)%	1,724
Professional fees	380	117	44.5%	263	978	93	10.5%	885
Amortization of intangibles	50	(38)	(43.2)%	88	200	(63)	(24.0)%	263
FDIC premiums	480	(23)	(4.6)%	503	1,477	(81)	(5.2)%	1,558
Foreclosed properties expense	298	36	13.7%	262	780	(56)	(6.7)%	836
Loss on sales of foreclosed properties	70	87	(511.8)%	(17)	198	(348)	(63.7)%	546
Write-downs of foreclosed properties	1,580	926	141.6%	654	3,471	393	12.8%	3,078
Other	1,299	(97)	(6.9)%	1,396	3,930	30	0.8%	3,900
Total	$9,185	$954	11.6%	$8,231	$26,213	$(119)	(0.5)%	$26,332
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

We recorded $2.3 million and $3.5 million provisions for loan losses for the first nine months of 2014 and 2013, respectively.  This decline is a result of lower levels of specific reserves necessary as a result of lower levels of impaired loans at September 30, 2014 compared to September 30, 2013.

As illustrated in Table V below, our non-performing assets have decreased since year end 2013.

Table V - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2014	2013	2013
Accruing loans past due 90 days or more	$—	$—	$—
Nonaccrual loans
Commercial	309	2,557	1,224
Commercial real estate	937	3,795	2,318
Commercial construction and development	—	3,761	3,782
Residential construction and development	4,591	9,128	9,048
Residential real estate	5,257	12,385	2,446
Consumer	146	145	128
Total nonaccrual loans	11,240	31,771	18,946
Foreclosed properties
Commercial	110	—	—
Commercial real estate	5,815	9,960	9,903
Commercial construction and development	10,178	11,161	11,125
Residential construction and development	20,431	20,585	20,485
Residential real estate	10,718	3,597	11,879
Total foreclosed properties	47,252	45,303	53,392
Repossessed assets	34	—	8
Total nonperforming assets	$58,526	$77,074	$72,346
Total nonperforming loans as a percentage of total loans	1.12%	3.34%	1.99%
Total nonperforming assets as a percentage of total assets	4.10%	5.55%	5.22%
Allowance for loan losses as a percentage of nonperforming loans	98.23%	41.04%	66.82%
Allowance for loan losses as a percentage of period end loans	1.10%	1.37%	1.33%

The following table details the activity regarding our foreclosed properties for the three months and nine months ended September 30, 2014 and 2013.

Table VI - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013
Beginning balance	$48,783	$47,258	$53,392	$56,172
Acquisitions	557	60	2,506	2,858
Improvements	26	90	65	197
Disposals	(534)	(1,451)	(5,240)	(10,846)
Writedowns to fair value	(1,580)	(654)	(3,471)	(3,078)
Balance September 30	$47,252	$45,303	$47,252	$45,303

The following table details our most significant nonperforming loan relationships at September 30, 2014.

Table VII - Significant Nonperforming Loan Relationships
September 30, 2014
Dollars in thousands
Location	Underlying Collateral	Loan Origination Date	Loan Nonaccrual Date	Loan Balance	Method Used to Measure Impairment	Most Recent Appraised Value		Amount Allocated to Allowance for Loan Losses	Amount Previously Charged-off
Eastern Panhandle WV	Residential development & undeveloped acreage	Mar. 2008 & June 2008	Jun. 2011	$3,004	Collateral Value	$6,000	(1)	$—	$5,424

(1)	- Value is based upon recent contract.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value remains in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required; as of September 30, 2014, approximately 77% of our impaired loans required no reserves or have been charged down to their fair value.

At September 30, 2014, December 31, 2013, and September 30, 2013, our allowance for loan losses totaled $11.0 million, or 1.10% of total loans, $12.7 million, or 1.33% of total loans and $13.0 million, or 1.37% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At September 30, 2014, December 31, 2013, and September 30, 2013, we had approximately $47.3 million, $53.4 million and $45.3 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.429 billion at September 30, 2014, compared to $1.387 billion at December 31, 2013, representing a 3.0% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2013 and September 30, 2014.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance September 30,
Dollars in thousands	2013	Amount	Percentage	2014
Assets
Securities available for sale	$288,780	(6,379)	(2.2)%	$282,401
Loans, net of unearned interest	937,070	56,277	6.0%	993,347
Liabilities
Deposits	$1,003,812	$50,642	5.0%	$1,054,454
Short-term borrowings	62,769	64,663	103.0%	127,432
Long-term borrowings	163,516	(85,050)	(52.0)%	78,466

Loan growth of 6.0% during the first nine months of 2014 occurred principally in the commercial real estate and residential real estate portfolios, and was funded primarily with deposits.

Deposits increased approximately $50.6 million during the first nine months of 2014; savings deposits increased approximately $62.4 million while time deposits decreased $32.0 million.

The increase in short-term borrowings and the decrease in long term borrowings is primarily attributable to maturities and repayments of long-term FHLB advances during the first nine months of 2014, of which a portion was refinanced with short-term FHLB advances.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2014 and December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $610 million or 42.70% of total consolidated assets at September 30, 2014.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $494 million.  As of September 30, 2014 and December 31, 2013, these advances totaled approximately $126 million and $136 million, respectively.  At September 30, 2014, we had additional borrowing capacity of $368 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2014 was approximately $85 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2014 totaled $121.4 million compared to $111.1 million at December 31, 2013.

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

We have also entered into a Securities Purchase Agreement with Castle Creek Capital Partners V, LP ("Castle Creek"). Castle Creek intends to acquire in a private placement shares of our common stock in an amount expected to approximate 9.9% of our outstanding common stock. We will receive approximately $10.2 million in net proceeds, which will primarily be used to retire higher cost debt at our parent company. See our Form 8K filed with the Securities and Exchange Commission on August 25, 2014 for specific details regarding this transaction.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2014.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2014	$476	$—	$62
2015	11,909	—	128
2016	28,911	—	90
2017	960	—	45
2018	45,100	—	—
Thereafter	7,910	19,589	—
Total	$95,266	$19,589	$325

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2014 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2014
Commitments to extend credit:
Revolving home equity and credit card lines	$51,364
Construction loans	23,389
Other loans	47,710
Standby letters of credit	2,791
Total	$125,254

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2014.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	(7)%	(0.05)%	(0.50)%
Up 200 basis points (1)	(10)%	(4.52)%	(6.48)%
Up 400 basis points (2)	(15)%	(3.53)%	(10.51)%

(1)	assumes a parallel shift in the yield curve over 12 months

(2)	assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2014, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2014 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Cook
Julie R. Cook,
Vice President and Chief Accounting Officer

Date:	November 5, 2014

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

*Furnished, not filed.
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