Form 10-K
period 2014-12-31
SUMMIT FINANCIAL GROUP INC
filed 2015-03-02
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2014, was approximately $62,389,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 26, 2015 was 8,301,746.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2015	Part III - Items 10, 11, 12, 13, and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.44 billion financial holding company headquartered in Moorefield, West Virginia.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Our real estate underwriting loan-to-value (“LTV”) policy limits are at or below current bank regulatory guidelines, as follows:

	Regulatory LTV Guideline	Summit LTV Policy Limit
Undeveloped land	65%	65%
Land development	75%	70%
Construction:
Commercial, multifamily, and other non-residential	80%	80%
1-4 family residential, consumer borrower	85%	85%
1-4 family residential, commercial borrower	85%	80%
Improved property:
Residential real estate - nonowner occupied	85%	85%
Commercial real estate - owner occupied	85%	85%
Commercial real estate - nonowner occupied	85%	85%
Owner occupied 1-4 family	90%	90%
Home equity	90%	90%

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $161.8 million as of December 31, 2014.  As of this date, we had loans approximating $48.1 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$0.7	million
Land development	$6.7	million
Construction:
Commercial, multifamily, and other non-residential	$—
1-4 family residential, consumer borrower	$—
1-4 family residential, commercial borrower	$—
Improved property:
Residential real estate - nonowner occupied	$6.7	million
Commercial real estate - owner occupied	$18.9	million
Commercial real estate - nonowner occupied	$2.5	million
Owner occupied 1-4 family	$11.8	million
Home equity	$0.8	million

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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012.  On December 10, 2013, the Federal Reserve adopted final rules implementing the Volcker Rule.   Compliance with the final rule became effective on April 1, 2014; however, the Federal Reserve issued an order on December 18, 2014 extending the period which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one-year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that the Volcker Rule will have a material effect on our operations as we do not generally engage in the activities prohibited by the Volcker Rule. We may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Capital Requirements

Regulatory Capital Rules in Effect Year End 2014. As a financial holding company, we are subject to FRB risk-based capital guidelines.  The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets.  Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis.  The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.  Summit Community is subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2014 are set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 83.

Basel III Capital Rules Effective Beginning 2015.   In July 2013, the Company’s and Summit Community’s federal banking regulators published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and depository institutions, including the Company and Summit Community, compared to the current U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  The Basel III Capital Rules are effective for the Company and Summit Community on January 1, 2015 (subject to a phase-in period).

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face regulatorily prescribed limitations on dividend payments, discretionary payments on tier 1 capital instruments, share buybacks, and discretionary bonus payments to certain Company officers based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

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

The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.  However, for holding companies of depository institutions with less than $15 billion in consolidated total assets as of December 31, 2009, the rules do not require a phase out of trust preferred securities issued prior to May 19, 2010. This means that all of our trust preferred securities are permanently grandfathered as Tier 1 capital instruments.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

As of December 31, 2014, the Company's and Summit Community Bank's pro forma regulatory capital ratios computed as if Basel III Capital Rules applied are as follows:

	Company	Summit Community
CET1 to risk-weighted assets	9.9%	13.2%
Tier 1 capital to risk-weighted assets	12.4%	13.2%
Total capital to risk-weighted assets	13.8%	14.2%

Accordingly, the Company and Summit Community Bank exceed all capital adequacy requirements, including applicable conservation buffers, under the Basel III Capital Rules as if such requirements were currently in effect on a fully phased-in basis.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of ten percent (10%) or greater, a Tier 1 risk-based capital ratio of six percent (6%) or greater and a Tier 1 leverage ratio of five percent (5%) or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.  Summit Community was a "well capitalized" institution as of December 31, 2014.  Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of "brokered deposits," and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act and Regulation C, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the Right to Financial Privacy Act, and the Fair Housing Act.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

Pursuant to Title V of the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:

•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties, and

•	give our customers an option to prevent certain disclosure of such information to non-affiliated third parties.
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

Employees

At February 23, 2015, we employed 222 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	30
	b. Analysis of Net Interest Earnings	29
	c. Rate Volume Analysis of Changes in Interest Income and Expense	32
2.	Investment Portfolio
	a. Book Value of Investments	34
	b. Maturity Schedule of Investments	34
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	34
3.	Loan Portfolio
	a. Types of Loans	33
	b. Maturities and Sensitivity to Changes in Interest Rates	62
	c. Risk Elements	35
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	38
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	30-31
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	74
6.	Return on Equity and Assets	28
7.	Short-term Borrowings	74

Item 1A.  Risk Factors

We, like other financial holding companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (i) credit risk, which is the risk of loss due to loan clients or other counterparties not being able to meet their financial obligations under agreed upon terms, (ii) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, equity prices, and credit spreads, (iii) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor and customer perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues, and (iv) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks.

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

Our business is concentrated in West Virginia and northern Virginia.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The U.S. economy was in recession from December 2007 through June 2009.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have improved, certain sectors continue to recover and significant numbers of individuals are underemployed or have even given up seeking employment.  Financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our borrowers or customers, which could adversely affect our financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets.  Deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2014, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

If a bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC.  Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions.  These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers.  If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety (90) days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized could be restricted from accepting such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  These restrictions could materially and adversely affect our ability to access lower costs funds and thereby decrease our future earnings capacity.

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

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2014, our allowance for loan losses totaled $11.2 million, which represents approximately 1.08% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2014, brokered deposits totaled $146.9 million, or approximately 13.8% of our total deposits, compared to brokered deposits in the amount of $160.8 million or approximately

16.0% of our total deposits at December 31, 2013.  As of December 31, 2014, approximately $40.5 million in brokered deposits, or approximately 27.6% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2014, our FHLB borrowings maturing within one year totaled $121.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.  The following represents three “stressed” liquidity circumstances and our related contingency plans with respect to each.

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $631 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $295 million aside from its FHLB line, which would result in a funding source of approximately $228 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in the Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in the Summit Community’s market area, the Bank:

•	Presently has $631 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
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

Our ability to pay dividends is limited.

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

The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects.  Such risks may include:

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Developments in our business or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our businesses and operations;

•	Regulatory changes affecting our industry generally or our businesses and operations;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities;

•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stocks, commodity, credit or asset valuations or volatility;

•	Changes in securities analysts’ estimates of financial performance;

•	Volatility of stock market prices and volumes;

•	Rumors or erroneous information;

•	Changes in market valuations of similar companies;

•	Changes in interest rates;

•	New developments in the banking industry;

•	Variations in our quarterly or annual operating results;

•	New litigation or changes in existing litigation; and

•	Regulatory actions

Our executive officers and directors own shares of our common stock, allowing management to have an impact on our corporate affairs.

As of February 24, 2015 our executive officers and directors beneficially own 24.58% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership will be diluted by the conversion of our Series 2009 and Series 2011 Preferred Stock and may be diluted by the issuance of additional shares of our common stock in the future.

At December 31, 2014, we have issued and outstanding 3,610 shares of our Series 2009 Preferred Stock and 11,914 shares of our Series 2011 Preferred Stock, which are convertible into 656,363 common shares and 1,489,250 common shares, respectively.  Our Board of Directors has authorized the conversion of all of the Series 2009 and Series 2011 Preferred Stock to common stock on March 12, 2015, which will dilute the ownership interest of our existing common shareholders.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  In 1998, we adopted a stock option plan (the “1998 Plan”) that provided for the granting of stock options to our directors, executive officers and other employees.  Although the 1998 Plan expired in May 2008, as of December 31, 2014, 149,170 shares of our common stock are still issuable under options granted in connection with our 1998 Plan.  At our 2009 Annual Meeting of shareholders, a new officer stock option plan was approved, providing for 350,000 shares of common stock to be available for issuance under the plan.  As of December 31, 2014, 8,000 shares of our common stock are issuable under options granted in connection with our 2009 Plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

At our 2014 Annual Meeting of Shareholders, our shareholders approved the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan authorizing the issuance of up to 500,000 shares of our common stock upon the exercise of stock options, stock appreciation rights, restricted stock, and restricted stock units granted under the plan. In addition, we have agreed to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek Capital Partners V, LP ("Castle Creek") in a private placement. The private placement with Castle Creek consists of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The consummation of the second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 is conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011, in accordance with the terms of our Articles of Incorporation, as amended.

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

The conversion of the Series 2009 or Series 2011 preferred stock may dilute the appreciation of our common stock.

Although our common stock may appreciate in value, the conversion of the Series 2009 and Series 2011 preferred stock in March 2015 may dilute such appreciation.  There is no guarantee that an investor in our common stock will recognize an increase in value after the impact of the conversion of the Series 2009 and Series 2011 preferred stock despite overall positive performance.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

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

The market price of our common stock or preferred stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after this offering or the perception that such sales could occur.  The conversion of the Series 2009 and Series 2011 preferred stock will dilute the ownership interest of our existing common shareholders.  Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock.

Holders of our junior subordinated debentures and our subordinated debt have rights that are senior to those of our shareholders.

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2014 and 2013.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2014, our total interest payments on these junior subordinated debentures approximated $514,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $129,000.

The capital securities held by our three trust subsidiaries qualify as Tier 1 capital under FRB guidelines.  In accordance with these guidelines, trust preferred securities generally are limited to twenty-five percent (25%) of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

We have also issued $16.8 million of subordinated debt. In 2008, $10.0 million of this debt was issued to an unaffiliated financial institution, bears a variable interest rate of 1 month LIBOR plus 275 basis points, a term of seven and one-half (7.5) years, and is not prepayable by us within the first two and one-half (2.5) years. During 2009, $5.0 million was issued to an affiliate of a director of Summit, and $1.0 million and $0.8 million was issued to two unrelated parties.  These 2009 issuances bear an interest rate of ten percent (10%) per annum, a term of ten (10) years, and are not prepayable by us within the first five (5) years.   In January 2015, we repaid the entire $6.8 million subordinated debt issued in 2009 and prepaid $2.5 million of the subordinated debt issued in 2008. Like the junior subordinated debentures, the subordinated debt is senior to our common stock and we must make payments on the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock.  The subordinated debt qualifies as Tier 2 capital under FRB guidelines, until the debt is within five (5) years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by twenty percent (20%) each year until maturity.  Our total interest payments on this subordinated debt in 2014 were approximately $984,000.  Based upon the current rate, our quarterly interest payment obligation on this debt is approximately $55,000.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2014, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia, and Leesburg, Virginia, offices of Summit Community, and also leases a location in Leesburg, Virginia.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	—	1
Mathias, West Virginia	1	—	1
Franklin, West Virginia	1	—	1
Petersburg, West Virginia	1	—	1
Charleston, West Virginia	2	—	2
Rainelle, West Virginia	1	—	1
Rupert, West Virginia	1	—	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	1	—	1
Harrisonburg, Virginia	1	1	2
Warrenton, Virginia	—	1	1
Martinsburg, West Virginia	1	—	1
Summit Insurance Services, LLC
Leesburg, Virginia	—	1	1

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on page 72.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 15 of our consolidated financial statements beginning on page 80.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Dividends paid	$—	$—	$—	$—
High Bid	11.00	11.23	10.98	12.70
Low Bid	8.89	9.75	9.17	9.61
2013
Dividends paid	$—	$—	$—	$—
High Bid	7.41	9.55	9.50	10.00
Low Bid	4.89	6.55	7.75	8.32

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the FRB. Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Payment of dividends by Summit Community is regulated by the Federal Reserve System and generally, the prior approval of the FRB is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note 18 of our consolidated financial statements on page 83. We were restricted from paying dividends on our common stock as a result of memoranda of understanding with our regulatory authorities but all such restrictions were terminated by February 26, 2015 with the release of the final memorandum.

As of February 24, 2015, there were approximately 1,204 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	—
November 1, 2014 - November 30, 2014	—	—	—	—
December 1, 2014 - December 31, 2014	100	10.95	—	—

(a)  Shares purchased under the Employee Stock Ownership Plan.

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five (5) years ended December 31, 2014.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2014	2013	2012	2011	2010
Summary of Operations
Interest income	$57,626	$57,280	$63,884	$71,047	$79,672
Interest expense	15,241	18,477	24,064	31,203	39,520
Net interest income	42,385	38,803	39,820	39,844	40,152
Provision for loan losses	2,250	4,500	8,500	10,000	21,350
Net interest income after provision for loan losses	40,135	34,303	31,320	29,844	18,802
Noninterest income	11,223	11,209	12,879	11,906	10,998
Noninterest expense	35,324	34,756	37,267	36,641	34,730
Income (loss) before income taxes	16,034	10,756	6,932	5,109	(4,930)
Income tax expense (benefit)	4,678	2,688	1,219	1,035	(2,955)
Net income (loss)	11,356	8,068	5,713	4,074	(1,975)
Dividends on preferred shares	771	775	777	371	297
Net income (loss) applicable to common shares	$10,585	$7,293	$4,936	$3,703	$(2,272)

Balance Sheet Data (at year end)
Assets	$1,443,568	$1,386,227	$1,387,104	$1,450,121	$1,477,570
Securities available for sale	282,834	288,780	281,539	286,599	271,730
Loans	1,019,842	937,070	937,168	965,516	995,319
Deposits	1,061,314	1,003,812	1,027,125	1,016,500	1,036,939
Short-term borrowings	123,633	62,769	3,958	15,956	1,582
Long-term borrowings	77,490	163,516	203,268	270,254	304,109
Shareholders' equity	131,644	111,072	108,555	102,566	89,821
Credit Quality
Net loan charge-offs	$3,742	$9,774	$8,279	$9,512	$21,126
Nonperforming assets	50,244	72,346	93,954	116,641	92,235
Allowance for loan losses	11,167	12,659	17,933	17,712	17,224
Per Share Data
Earnings per share
Basic earnings	$1.40	$0.98	$0.66	$0.50	$(0.31)
Diluted earnings	1.17	0.84	0.60	0.49	(0.31)
Book value per common share (at year end) (A)	12.60	11.55	11.31	10.68	11.01
Tangible book value per common share (at year end) (A)	11.86	10.72	10.44	9.78	9.90
Cash dividends	—	—	—	—	—
Performance Ratios
Return on average equity	9.54%	7.38%	5.36%	4.32%	(2.60)%
Return on average assets	0.80%	0.58%	0.40%	0.28%	(0.15)%
Equity to assets	9.1%	8.0%	7.8%	7.1%	6.1%
Tangible equity to tangible assets	8.6%	7.5%	7.3%	6.5%	5.5%
Tangible common equity to tangible assets	8.0%	6.8%	6.6%	5.9%	5.3%

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

DESCRIPTION OF BUSINESS

We are a $1.44 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 19 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 222 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2014

•	Net income for 2014 totaled $10.59 million compared to $7.29 million in 2013. Net income grew despite significant charges related to the writedowns of foreclosed properties to fair value.

•
Net interest margin improved 17 basis points in 2014, principally due to a 39 basis point reduction in our cost of funds, resulting from repayment of long term borrowings funded with lower-cost short term borrowings.

•	We achieved loan growth of 8.6%, or $81.3 million during 2014.

•
Our allowance for loan losses totaled 1.08% of total loans at December 31, 2014, compared to 1.33% at December 31, 2013, with our provision for loan losses totaling $2.3 million in 2014 compared to $4.5 million during 2013.

•	In 2014, nonperforming assets decreased each quarter, reaching $50.2 million at year end, their lowest levels since 2008.

•
At December 31, 2014, our regulatory capital ratios were robust, with our leverage ratio at its highest level in fifteen years and our total risk-based capital ratio at its highest level in fourteen years.

OUTLOOK

Summit has now largely recovered from the impact of the effects of the economic downturn of the last decade. Our earnings improvements, growing loan portfolio, increasing revenues, improved net interest earnings, strengthened capital, reductions in our portfolio of problem assets and the recent lifting of regulatory memoranda, all serve as evidence of our recovery.  Looking forward, while we will be challenged by a variety of economic uncertainties, management anticipates continuing positive earnings trends, as a result of a growing balance sheet, higher revenues, and lower costs of problem assets.

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

Deferred Income Tax Assets:  At December 31, 2014, we had net deferred tax assets of $10.4 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2014.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 19 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2014	2013	2012
Community banking	$12,488	$9,576	$7,005
Insurance & financial services	468	150	290
Parent and other	(2,371)	(2,433)	(2,359)
Consolidated net income	$10,585	$7,293	$4,936

Earnings Summary

Net income applicable to common shares increased 45.1% during 2014 reaching $10.6 million, compared to $7.3 million in 2013, which was 47.8% greater than 2012's $4.9 million. On a per share basis, the income applicable to common shares was$1.17, $0.84, and $0.60 per diluted share for 2014, 2013, and 2012, respectively, representing 39.3% and 40.0% increases in 2014 and 2013, respectively. Return on average equity was 9.54% in 2014 compared to 7.38% in 2013 and 5.36% in 2012. Return on average assets for the year ended December 31, 2014 was 0.80% compared to 0.58% in 2013 and 0.40% in 2012. Included in 2014's net income was $3.8 million of write-downs of foreclosed properties to fair value. A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2014, 2013, 2012, 2011 and 2010 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $43.9 million, $40.2 million, and $41.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, representing an increase of 9.1% in 2014 and a decrease of 2.7% in 2013.  During 2014, the volumes of both interest earning assets and interest bearing liabilities increased, while during 2013 and 2012, the volumes of both declined.  During 2014, our earnings on interest earning assets increased $415,000 as the increase in earnings due to higher volumes more than offset the reduction in yield, while the cost of interest bearing liabilities declined $3.2 million primarily due to maturing long term borrowings which were replaced with substantially lower cost short term borrowings.  During 2013, the decline in earnings on interest earning assets of $6.7 million was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities. During 2012, these reductions were nearly offset by lower yields on both interest earning assets and interest bearing liabilities.  Total average earning assets increased 3.8% to $1.30 billion at December 31, 2014 from $1.25 billion at December 31, 2013.   Total average interest bearing liabilities increased 1.4% to $1.19 billion at December 31, 2014, compared to $1.17 billion at December 31, 2013.  As identified in Table II, tax equivalent net interest income increased $3.7 million in 2014 and decreased $1.1 million during 2013.

Our net interest margin was 3.39% for 2014 compared to 3.22% and 3.19% for 2013 and 2012, respectively.  Our net interest margin increased 17 basis points in 2014 and 3 basis points in 2013.  The continuing low interest rate environment throughout 2014 and 2013 has served to positively impact our net interest margin due to our liability sensitive balance sheet.  The cost of interest bearing liabilities decreased 30 and 41 basis points for 2014 and 2013, respectively, which more than offset the 14 and 35 basis point decrease in 2014 and 2013, respectively, in the yield on interest earning assets.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Assuming no significant change in market interest rates, we anticipate modest growth in our net interest income to continue over the near term due to growth in the volume of interest earning assets, primarily loans, coupled with expected moderate improvement in net interest margin over the same period.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates
	Average Balances
Dollars in thousands	2014	2013	2012	2011	2010
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$984,723	$949,616	$963,209	$987,315	$1,082,537
Tax-exempt (2)	7,823	5,440	6,628	5,105	5,965
Securities
Taxable	211,700	208,588	233,560	252,901	253,529
Tax-exempt (2)	81,549	75,707	71,937	63,894	40,048
Federal Funds sold and interest bearing deposits with other banks	9,325	7,821	19,731	33,690	16,373
	1,295,120	1,247,172	1,295,065	1,342,905	1,398,452
Noninterest earning assets
Cash and due from banks	3,756	4,381	4,188	4,022	4,267
Premises and equipment	20,346	20,926	21,578	22,620	23,742
Other assets	112,504	125,629	118,427	118,408	104,907
Allowance for loan losses	(11,724)	(15,152)	(18,157)	(18,161)	(19,226)
Total assets	$1,420,002	$1,382,956	$1,421,101	$1,469,794	$1,512,142
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$192,190	$181,413	$170,698	$152,552	$147,513
Savings deposits	238,340	195,398	203,908	207,226	188,233
Time deposits	513,110	556,644	548,044	601,925	605,663
Short-term borrowings	100,786	34,098	13,248	4,238	16,172
Long-term borrowings and subordinated debentures	142,213	202,237	276,092	315,900	380,235
	1,186,639	1,169,790	1,211,990	1,281,841	1,337,816
Noninterest bearing liabilities
Demand deposits	104,262	94,943	94,243	85,247	73,971
Other liabilities	10,119	8,951	8,256	8,474	9,597
Total liabilities	1,301,020	1,273,684	1,314,489	1,375,562	1,421,384

Shareholders' equity - preferred	9,276	9,313	9,326	4,738	3,519
Shareholders' equity - common	109,706	99,959	97,286	89,494	87,239
Total shareholders' equity	118,982	109,272	106,612	94,232	90,758

Total liabilities and shareholders' equity	$1,420,002	$1,382,956	$1,421,101	$1,469,794	$1,512,142

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $546,000, $689,000, and $720,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,465,000, $1,396,000, and $1,500,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates (cont'd)
	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$50,078	$50,505	$55,248	$58,911	$65,643	5.09%	5.32%	5.74%	5.97%	6.06%
Tax-exempt (2)	533	388	483	402	476	6.81%	7.13%	7.29%	7.87%	7.98%
Securities
Taxable	4,692	4,131	5,689	9,106	11,922	2.22%	1.98%	2.44%	3.60%	4.70%
Tax-exempt (2)	3,780	3,647	3,929	4,080	2,670	4.64%	4.82%	5.46%	6.39%	6.67%
Federal Funds sold and interest bearing deposits with other banks	8	5	35	72	31	0.09%	0.06%	0.18%	0.21%	0.19%
	59,091	58,676	65,384	72,571	80,742	4.56%	4.70%	5.05%	5.40%	5.77%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	222	255	325	391	583	0.12%	0.14%	0.19%	0.26%	0.40%
Savings deposits	1,580	1,152	1,361	1,899	2,323	0.66%	0.59%	0.67%	0.92%	1.23%
Time deposits	7,193	8,985	11,472	15,983	18,131	1.40%	1.61%	2.09%	2.66%	2.99%
Short-term borrowings	306	95	31	8	80	0.30%	0.28%	0.23%	0.19%	0.49%
Long-term borrowings subordinated debentures	5,940	7,991	10,875	12,921	18,403	4.18%	3.95%	3.94%	4.09%	4.84%
	15,241	18,478	24,064	31,202	39,520	1.28%	1.58%	1.99%	2.43%	2.95%

	$43,850	$40,198	$41,320	$41,369	$41,222

						3.39%	3.22%	3.19%	3.08%	2.95%

Table II - Changes in Interest Margin Attributable to Rate and Volume
	2014 Versus 2013			2013 Versus 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$1,830	$(2,257)	$(427)	$(771)	$(3,972)	$(4,743)
Tax-exempt	163	(18)	145	(85)	(10)	(95)
Securities
Taxable	63	498	561	(567)	(991)	(1,558)
Tax-exempt	274	(141)	133	199	(481)	(282)
Federal funds sold and interest bearing deposits with other banks	1	2	3	(14)	(16)	(30)
Total interest earned on interest earning assets	2,331	(1,916)	415	(1,238)	(5,470)	(6,708)
Interest paid on
Interest bearing demand deposits	14	(47)	(33)	19	(89)	(70)
Savings deposits	273	155	428	(55)	(154)	(209)
Time deposits	(669)	(1,123)	(1,792)	177	(2,664)	(2,487)
Short-term borrowings	202	9	211	57	7	64
Long-term borrowings and subordinated debentures	(2,486)	435	(2,051)	(2,918)	34	(2,884)
Total interest paid on interest bearing liabilities	(2,666)	(571)	(3,237)	(2,720)	(2,866)	(5,586)
Net interest income	$4,997	$(1,345)	$3,652	$1,482	$(2,604)	$(1,122)

Noninterest Income

Noninterest income totaled 0.79%, 0.81%, and 0.91%, of average assets in 2014, 2013, and 2012, respectively.   Noninterest income totaled $11.2 million in 2014 compared to $11.2 million in 2013, and $12.9 million in 2012.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2014	2013	2012
Insurance commissions	$4,400	$4,429	$4,433
Service fees related to deposit accounts	4,405	4,326	4,255
Realized securities gains	213	240	2,348
Other-than-temporary impairment of securities	(1)	(118)	(451)
Bank owned life insurance income	1,071	994	1,109
Other	1,135	1,338	1,185
Total	$11,223	$11,209	$12,879

Other-than-temporary impairment of securities:  We do not anticipate material charges for other-than-temporary impairment of securities in the near term.

Noninterest Expense

Noninterest expense was well controlled in both 2014 and 2013.  These expenses totaled $35.3 million, $34.8 million, and $37.3 million, or 2.5%, 2.5%, and 2.6% of average assets for each of the years ended December 31, 2014, 2013, and 2012.  Total noninterest expense increased $568,000 in 2014 compared to 2013 and decreased $2.5 million in 2013 compared to 2012.  Our most notable change in noninterest expense during 2013 was the reduction in write-downs of foreclosed properties.  Table IV below shows the breakdown of these changes.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2014	$	%	2013	$	%	2012
Salaries, commissions, and employee benefits	$16,185	$7	—%	$16,178	$646	4.2%	$15,532
Net occupancy expense	2,023	170	9.2%	1,853	(86)	(4.4)%	1,939
Equipment expense	2,086	(217)	(9.4)%	2,303	(46)	(2.0)%	2,349
Professional fees	1,429	248	21.0%	1,181	20	1.7%	1,161
Amortization of intangibles	250	(101)	(28.8)%	351	—	—%	351
FDIC premiums	1,792	(268)	(13.0)%	2,060	(7)	(0.3)%	2,067
Foreclosed properties expense	1,020	(25)	(2.4)%	1,045	(176)	(14.4)%	1,221
Loss on sales of foreclosed properties	827	309	59.7%	518	(159)	(23.5)%	677
Write-downs of foreclosed properties	3,771	49	1.3%	3,722	(3,140)	(45.8)%	6,862
Other	5,941	396	7.1%	5,545	437	8.6%	5,108
Total	$35,324	$568	1.6%	$34,756	$(2,511)	(6.7)%	$37,267

Professional fees: Professional fees increased 21% in 2014, as a result of higher legal fees related to matters in litigation.

FDIC premiums: FDIC premiums decreased 13% during 2014, reflecting a reduction in rate due to Summit Community's release from its MOU. Further such reductions will be realized throughout 2015.

Write-downs of foreclosed properties:    These write-downs were comparable to the prior year due to reappraisals of the foreclosed properties portfolio.  Management expects such write-downs to decline modestly in the near term.

Other: Other expenses increased principally due to recognition of a $461,000 fraud loss in 2014. The increase in other expenses during 2013 is primarily attributable to four categories:  1) debit card expense increased $146,000 due to increased usage, and an increase in service provider charges, 2) internet banking expense increased $87,000 due to higher volume of users, 3) deferred director compensation plan expense increased $210,000 due to increase in market value of liabilities and 4) controllable write-offs increased $112,000 due to consumer loan fee refunds.

Income Tax Expense/Benefit

Income tax expense for the years ended December 31, 2014 , 2013 , and 2012 totaled $4.7 million , $2.7 million , and $1.2 million, respectively. Refer to Note 13 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2014 to $1.42 billion, an increase of 2.7% above 2013's average of $1.38 billion, and our year end December 31, 2014 assets were $57.3 million more than December 31, 2013.  Average assets decreased 2.7% in 2013, from $1.42 billion in 2012.  Significant changes in the components of our balance sheet in 2014 and 2013 are discussed below.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2014		2013		2012		2011		2010
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$88,688	8.6%	$88,405	9.3%	$85,908	9.0%	$99,101	10.1%	$97,261	9.6%
Commercial real estate	475,343	46.0%	430,804	45.3%	430,837	45.0%	429,531	43.5%	423,011	41.7%
Construction and development	96,630	9.4%	86,712	9.1%	83,155	8.7%	96,013	9.8%	112,840	11.1%
Residential mortgage	340,269	33.0%	321,541	33.8%	331,980	34.7%	334,688	34.0%	352,328	34.7%
Consumer	19,500	1.9%	19,900	2.1%	20,658	2.2%	22,377	2.3%	23,886	2.4%
Other	11,522	1.1%	3,279	0.4%	3,703	0.4%	2,765	0.3%	4,840	0.5%
Total loans	$1,031,952	100.0%	$950,641	100.0%	$956,241	100.0%	$984,475	100.0%	$1,014,166	100.0%

Total net loans averaged $992.5 million in 2014, which represented 70% of total average assets compared to $955.1 million in 2013, or 69% of total average assets. An improving economic environment in our market area contributed to 8.6% loan growth in 2014, representing the first year of such growth since the onset of the economic downturn in 2008.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2014.

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

Securities

Securities comprised approximately 19.6% of total assets at December 31, 2014 compared to 20.8% at December 31, 2013.  Average securities approximated $293.2 million for 2014 or 3.2% more than 2013's average of $284.3 million. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2014, 2013 and 2012, we took other-than-temporary non-cash impairment charges of $1,000, $118,000 and $451,000, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

At December 31, 2014, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2014, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$75	4.1%	$532	4.1%	$9,189	2.9%	$12,357	2.6%
Residential mortgage backed securities:
Government sponsored agencies	51,464	2.8%	84,590	2.9%	9,149	2.3%	2,747	3.0%
Nongovernment sponsored entities	5,119	3.8%	5,346	3.2%	1,583	2.6%	3	23.4%
State and political subdivisions	501	4.6%	4,614	3.8%	8,361	4.0%	77,218	4.5%
Corporate debt securities	—	—	—	—	—	—	3,776	3.0%
Other	—	—	—	—	—	—	7	—
Total	$57,159	2.9%	$95,082	2.9%	$28,282	3.0%	$96,108	3.8%
Deposits

Total deposits at December 31, 2014 increased $57.5 million or 5.7% compared to December 31, 2013.  We have strengthened our focus on growing core transaction accounts, which is reflected by their 14.3% growth during 2014, and 42.1% growth over the past five years.

Table VII - Deposits
Dollars in thousands	2014	2013	2012	2011	2010
Noninterest bearing demand	$115,427	$92,837	$100,592	$88,655	$74,604
Interest bearing demand	204,030	186,578	175,706	158,483	150,291
Savings	253,578	193,446	193,039	208,809	177,053
Time deposits	488,279	530,951	557,788	560,553	634,991
Total deposits	$1,061,314	$1,003,812	$1,027,125	$1,016,500	$1,036,939

See Table I for average deposit balance and rate information by deposit type for 2014, 2013, 2012, 2011 and 2010, and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2014.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $376.7 million at December 31, 2014.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $91.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2014, which is primarily secured by consumer loans, construction loans, and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $60.9 million from $62.8 million at December 31, 2013 to $123.6 million at December 31, 2014 due to maturing long term borrowings refinancing into short term.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however since the recent economic downturn, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $77.5 million at December 31, 2014 and $163.5 million at December 31, 2013 consisted primarily of funds borrowed on an available line of credit from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions.  Long-term borrowings from the FHLB totaled $976,000 at December 31, 2014, compared to $82.6 million outstanding at December 31, 2013.  At December 31, 2014, we had a $5.4 million term loan which is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. At December 31, 2013, we had an additional $3.5 million term loan, which bears a fixed rate of 8% with a final maturity of 2023.  During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured reverse repurchase agreements totaled $72.0 million at December 31, 2014.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:  We have subordinated debt totaling $16.8 million at December 31, 2014 and 2013.  Subordinated debt qualifies as Tier 2 regulatory capital until the debt is within 5 years of maturity, at which time, the qualifying amount is decreased by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5.0 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, have a term of 10 years, and are not prepayable by us within the first five years. During 2008, $10.0 million of subordinated debt was issued to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points, and has a term of 7.5 years.

During January 2015, we prepaid in full the $6.8 million subordinated debentures issued in 2009 and prepaid $2.5 million of the subordinated debentures issued in 2008.

ASSET QUALITY

 As a result of a historically slow economic recovery, our foreclosed properties portfolio remains elevated. Prior elevated levels of nonperforming loans have returned to acceptable levels. Management expects a net reduction in foreclosed properties at a percentage similar to that experienced during 2014.

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets, and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing TDRs are excluded from nonperforming loans.

Table VIII presents a summary of nonperforming assets at December 31, as follows:

Table VIII - Nonperforming Assets
Dollars in thousands	2014	2013	2012	2011	2010
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Residential construction & development	—	—	—	344	—
Residential real estate	—	—	—	—	1,442
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	—	—	—	344	1,442
Nonaccrual loans
Commercial	392	1,224	5,002	3,260	1,318
Commercial real estate	1,844	2,318	2,556	7,163	2,686
Commercial construction & development	—	3,782	—	1,052	—
Residential construction & development	4,619	9,048	13,641	22,289	10,049
Residential real estate	5,556	2,446	16,522	18,187	6,075
Consumer	83	128	55	145	141
Total nonaccrual loans	12,494	18,946	37,776	52,096	20,269
Foreclosed properties
Commercial	110	—	—	—	597
Commercial real estate	5,204	9,903	11,835	15,721	14,745
Commercial construction & development	10,179	11,125	17,597	17,101	17,021
Residential construction & development	19,267	20,485	23,074	27,877	34,377
Residential real estate	2,769	11,879	3,666	3,239	3,495
Total foreclosed properties	37,529	53,392	56,172	63,938	70,235
Repossessed assets	221	8	6	263	289
Total nonperforming assets	$50,244	$72,346	$93,954	$116,641	$92,235
Total nonperforming loans as a percentage of total loans	1.21%	1.99%	3.96%	5.33%	2.14%
Total nonperforming assets as a percentage of total assets	3.48%	5.22%	6.77%	8.04%	6.24%
Allowance for loan losses as a percentage of nonperforming loans	89.38%	66.82%	47.47%	33.78%	79.33%
Allowance for loan losses as a percentage of period end loans	1.08%	1.33%	1.88%	1.80%	1.70%

Refer to Note 5 Loans, for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2014, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

We maintain the allowance for loan losses at a level considered adequate to provide for estimated probable credit losses inherent in the loan portfolio.  The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated, and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows is provided in Note 6 of the accompanying financial statements.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value or the discounted cash flows remain in excess of the recorded investment in many of our nonperforming loans, and therefore, no specific reserve allocation is required.

At December 31, 2014 and 2013, our allowance for loan losses totaled $11.2 million, or 1.08% of total loans and $12.7 million, or 1.33% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2014 decline is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Table IX presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table IX - Allocation of the Allowance for Loan Losses
	2014		2013		2012		2011		2010
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$1,204	8.6%	$1,323	9.3%	$782	9.0%	$770	10.1%	$323	9.6%
Commercial real estate	2,244	46.0%	1,610	45.3%	4,656	45.1%	4,618	43.6%	4,049	41.7%
Construction and development	3,844	9.4%	5,724	9.1%	5,358	8.7%	7,381	9.8%	8,182	11.1%
Residential real estate	3,547	33.0%	3,904	33.8%	6,984	34.7%	4,749	34.0%	4,376	34.7%
Consumer	97	1.9%	48	2.1%	132	2.1%	161	2.3%	263	2.4%
Other	231	1.1%	50	0.4%	21	0.4%	33	0.2%	31	0.5%
Total	$11,167	100.0%	$12,659	100.0%	$17,933	100.0%	$17,712	100.0%	$17,224	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table X - Allowance for Loan Losses
Dollars in thousands	2014	2013	2012	2011	2010
Balance, beginning of year	$12,659	$17,933	$17,712	$17,224	$17,000
Losses
Commercial	390	723	1,273	506	601
Commercial real estate	11	1,040	1,442	586	9,239
Construction and development	3,535	3,596	3,757	3,568	7,937
Residential real estate	514	5,359	2,114	5,035	3,836
Consumer	265	79	136	162	279
Other	118	162	95	86	233
Total	4,833	10,959	8,817	9,943	22,125
Recoveries
Commercial	34	12	13	35	38
Commercial real estate	358	682	64	92	273
Construction and development	298	187	61	43	331
Residential real estate	254	138	228	98	164
Consumer	74	79	95	112	87
Other	73	87	77	51	106
Total	1,091	1,185	538	431	999
Net losses	3,742	9,774	8,279	9,512	21,126
Provision for loan losses	2,250	4,500	8,500	10,000	21,350
Balance, end of year	$11,167	$12,659	$17,933	$17,712	$17,224

At December 31, 2014 and 2013, we had approximately $37.5 million and $53.4 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities, and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $630.6 million or 43.68% of total consolidated assets at December 31, 2014.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $498.7 million.  At December 31, 2014, we had available borrowing capacity of $376.7 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2014 was approximately $92 million, which is secured by a pledge of our consumer loans, construction loans, and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2014, our loans increased approximately $81.3 million, while total deposits increased $57.5 million.  This additional liquidity need was met primarily by FHLB short-term advances.

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
Refer to page 15 of Item 1A. Risk Factors for further discussion of our liquidity risk.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2014, we spent approximately $0.5 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $0.8 - $1.2 million in 2015, primarily for equipment upgrades.

Management anticipates that the Company’s assets will grow in 2015 at a pace comparable to the 4% growth it experienced in 2014.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.1% at December 31, 2014 compared to 8.0% at December 31, 2013. Each of Summit's year end 2014 regulatory capital ratios were at their highest levels in 15 years.  Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $87.0 million, $56.1 million, and $79.6 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

In July 2013, our primary federal regulator, the Federal Reserve, published final rules (the "Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed under Capital Requirements in the Supervision and Regulation section of Part I.

Summit has outstanding $3.7 million of 8% non-cumulative convertible preferred stock issued in 2009 and an additional $5.8 million of 8% non-cumulative convertible preferred stock issued in 2011.

On August 25, 2014, we agreed to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek Capital Partners V, LP ("Castle Creek") in a private placement. The private placement with Castle Creek consists of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The consummation of the second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 is conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011 ("the Conversions"), in accordance with the terms of our Articles of Incorporation, as amended. Summit's Board of Directors approved the Conversions to take place on March 12, 2015. See our Form 8-K filed with the Securities and Exchange Commission on August 25, 2014 for specific details regarding this transaction.

We have also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding Castle Creek, will be offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares that will be offered for sale in connection with the Rights Offering is 256,410 and, if all shares offered are purchased, the Company expects to yield total gross proceeds of $2.5 million, prior to any fees and expenses associated with the sale. The Rights will be distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common Stock owned by each shareholder as of the record date used in connection with the Rights Offering. The Company expects the Rights Offering to occur during the second quarter of 2015.

Dividends:  There were no cash dividends paid on common shares in 2014 or 2013. On February 26, 2015, Summit's Board of Directors declared a cash dividend of $0.08 per common share, payable on March 31, 2015 to its common shareholders of record on March 16, 2015.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2015, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $15.5 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2014.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2015	$11,909	$128
2016	28,911	90
2017	918	45
2018	45,017	—
2019	6,818	—
Thereafter	20,306	—
Total	$113,879	$263

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2014 are presented in the following table.  Refer to Note 15 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XII - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$52,843
Construction loans	26,595
Other loans	45,419
Standby letters of credit	2,670
Total	$127,527

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2014, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2014.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.07%	-2.02%
Up 200 basis points (1)	-10%	-4.43%	-6.14%
Up 400 basis points (2)	-15%	-3.28%	-8.52%

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control.  Arnett Carbis Toothman LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, management concludes that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett Carbis Toothman LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

/s/ H. Charles Maddy, III	/s/ Robert S. Tissue	/s/ Julie R. Cook
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Moorefield, West Virginia
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Summit Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Summit Financial Group, Inc. and our report, dated March 2, 2015, expressed an unqualified opinion.

/s/ Arnett Carbis Toothman LLP

Charleston, West Virginia
March 2, 2015

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc’s internal control over financial reporting.

/s/ Arnett Carbis Toothman LLP

Charleston, West Virginia
March 2, 2015

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2014	2013
ASSETS
Cash and due from banks	$3,728	$3,442
Interest bearing deposits with other banks	8,782	8,340
Cash and cash equivalents	12,510	11,782
Securities available for sale	282,834	288,780
Other investments	6,183	7,815
Loan held for sale	527	321
Loans, net	1,019,842	937,070
Property held for sale	37,529	53,392
Premises and equipment, net	20,060	20,623
Accrued interest receivable	5,838	5,669
Intangible assets	7,698	7,949
Cash surrender value of life insurance policies	36,700	35,611
Other assets	13,847	17,215
Total assets	$1,443,568	$1,386,227
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$115,427	$92,837
Interest bearing	945,887	910,975
Total deposits	1,061,314	1,003,812
Short-term borrowings	123,633	62,769
Long-term borrowings	77,490	163,516
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	13,098	8,669
Total liabilities	1,311,924	1,275,155
Commitments and Contingencies
Shareholders' Equity
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 2014 - 3,610 shares; 2013 - 3,710 shares	3,419	3,519
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 2014 - 11,914 shares; 2013 - 11,938 shares	5,764	5,776
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued 2014 - 8,301,746 shares; 2013 - 7,451,022 shares	32,670	24,664
Retained earnings	87,719	77,134
Accumulated other comprehensive income	2,072	(21)
Total shareholders' equity	131,644	111,072
Total liabilities and shareholders' equity	$1,443,568	$1,386,227

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2014	2013	2012
Interest income
Interest and fees on loans
Taxable	$50,078	$50,485	$55,248
Tax-exempt	352	256	319
Interest and dividends on securities
Taxable	4,693	4,127	5,689
Tax-exempt	2,495	2,407	2,593
Interest on interest bearing deposits with other banks	8	5	35
Total interest income	57,626	57,280	63,884
Interest expense
Interest on deposits	8,995	10,392	13,158
Interest on short-term borrowings	306	94	31
Interest on long-term borrowings and subordinated debentures	5,940	7,991	10,875
Total interest expense	15,241	18,477	24,064
Net interest income	42,385	38,803	39,820
Provision for loan losses	2,250	4,500	8,500
Net interest income after provision for loan losses	40,135	34,303	31,320
Noninterest income
Insurance commissions	4,400	4,429	4,433
Service fees related to deposit accounts	4,405	4,326	4,255
Realized securities gains	213	240	2,348
Bank owned life insurance income	1,071	994	1,109
Other	1,135	1,338	1,185
Total other-than-temporary impairment loss on securities	(1)	(155)	(1,308)
Portion of loss recognized in other comprehensive income	—	37	857
Net impairment loss recognized in earnings	(1)	(118)	(451)
Total noninterest income	11,223	11,209	12,879
Noninterest expenses
Salaries, commissions, and employee benefits	16,185	16,178	15,532
Net occupancy expense	2,023	1,853	1,939
Equipment expense	2,086	2,303	2,349
Professional fees	1,429	1,181	1,161
Amortization of intangibles	250	351	351
FDIC premiums	1,792	2,060	2,067
Foreclosed properties expense	1,020	1,045	1,221
Loss (gain) on sales of foreclosed properties	827	518	677
Write-downs of foreclosed properties	3,771	3,722	6,862
Other	5,941	5,545	5,108
Total noninterest expenses	35,324	34,756	37,267
Income before income tax expense	16,034	10,756	6,932
Income tax expense	4,678	2,688	1,219
Net income	11,356	8,068	5,713
Dividends on preferred shares	771	775	777
Net income applicable to common shares	$10,585	$7,293	$4,936

Basic earnings per common share	$1.40	$0.98	$0.66

Diluted earnings per common share	$1.17	$0.84	$0.60

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2014	2013	2012
Net income	$11,356	$8,068	$5,713
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of:
2014 - ($3,714), net of deferred taxes of ($1,374); 2013 - 803, net of deferred taxes of $297	(2,340)	506	—
Non-credit related other-than-temporary impairment on available for sale debt securities:
2014 - $0, net of deferred taxes of $0; 2013 - $37, net of deferred taxes of $14; 2012 - $857, net of deferred taxes of $326	—	(23)	(531)
Net unrealized gain (loss) on available for sale debt securities of:
2014 - $7,037, net of deferred taxes of $2,604 and reclassification adjustment for net realized gains included in net income of $213; 2013 - ($8,527), net of deferred taxes of ($3,155) and reclassification adjustment for net realized gains included in net income of $240; 2012 - $2,550, net of deferred taxes of $969 and reclassification adjustment for net realized gains included in net income of $2,348	4,433	(5,372)	1,581
Total comprehensive income	$13,449	$3,179	$6,763

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012

Dollars in thousands (except per share amounts)	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2011	$3,519	$5,807	$24,518	$64,904	$3,818	$102,566
Comprehensive income:
Net income	—	—	—	5,713	—	5,713
Other comprehensive income					1,050	1,050
Total comprehensive income						6,763
Exercise of stock options	—	—	—	—	—	—
Stock compensation expense	—	—	2	—	—	2
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	(296)	—	(296)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	(480)	—	(480)
Balance, December 31, 2012	3,519	5,807	24,520	69,841	4,868	108,555
Comprehensive income:
Net income	—	—	—	8,068	—	8,068
Other comprehensive income					(4,889)	(4,889)
Total comprehensive income						3,179
Exercise of stock options	—	—	111	—	—	111
Stock compensation expense	—	—	2	—	—	2
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	(297)	—	(297)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	(478)	—	(478)
Conversion of Series 2011 Preferred Stock to Common Stock	—	(31)	31	—	—	—
Balance, December 31, 2013	3,519	5,776	24,664	77,134	(21)	111,072
Comprehensive income:
Net income	—	—	—	11,356	—	11,356
Other comprehensive income					2,093	2,093
Total comprehensive income						13,449
Exercise of stock options	—	—	71	—	—	71
Stock compensation expense	—	—	1	—	—	1
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	(295)	—	(295)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	(476)	—	(476)
Conversion of Series 2009 Preferred Stock to Common Stock	(100)	—	100	—	—	—
Conversion of Series 2011 Preferred Stock to Common Stock	—	(12)	12	—	—	—
Issuance of 819,384 shares of Common Stock	—	—	7,822	—	—	7,822
Balance, December 31, 2014	$3,419	$5,764	$32,670	$87,719	$2,072	$131,644

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,356	$8,068	$5,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,074	1,161	1,286
Provision for loan losses	2,250	4,500	8,500
Stock compensation expense	1	2	2
Deferred income tax expense (benefit)	1,004	1,786	(502)
Loans originated for sale	(2,663)	(8,754)	(8,258)
Proceeds from loans sold	2,457	8,660	8,032
Securities gains	(213)	(240)	(2,348)
Other-than-temporary impairment of securities	1	118	451
Loss on disposal of assets	815	501	677
Write-downs of foreclosed properties	3,771	3,722	6,862
Amortization of securities premiums (accretion of discounts), net	5,279	6,032	4,622
Amortization of goodwill and purchase accounting adjustments, net	262	363	363
Tax benefit of exercise of stock options	—	16	—
(Increase) decrease in accrued interest receivable	(169)	(48)	163
Increase in cash surrender value of bank owned life insurance	(1,088)	(1,058)	(269)
(Increase) decrease in other assets	(55)	2,478	(2,289)
Increase (decrease) in other liabilities	1,520	860	(1,259)
Net cash provided by operating activities	25,602	28,167	21,746
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	4,051	2,669	4,618
Proceeds from sales of securities available for sale	80,914	54,340	72,056
Principal payments received on securities available for sale	34,390	62,179	66,377
Purchases of securities available for sale	(111,438)	(137,755)	(141,297)
Purchases of other investments	(3,899)	(2,960)	—
Proceeds from sales & redemptions of other investments	5,532	6,531	4,763
Proceeds from maturities and calls of other investments	—	—	2,000
Net principal payments received from (loans made to) customers	(87,983)	(16,225)	11,906
Purchases of premises and equipment	(511)	(677)	(343)
Proceeds from disposal of premises and equipment	9	37	—
Proceeds from sale of repossessed assets & property held for sale	14,602	10,654	9,373
Purchases of life insurance contracts	—	(5,000)	—
Net cash provided by (used in) investing activities	(64,333)	(26,207)	29,453
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	100,174	3,524	13,390
Net decrease in time deposits	(42,672)	(26,837)	(2,764)
Net increase (decrease) in short-term borrowings	60,865	58,810	(11,998)
Net proceeds from long-term borrowings	—	3,454	—
Repayment of long-term borrowings	(86,027)	(43,251)	(66,986)
Net proceeds from issuance of common stock	7,822	—	—
Exercise of stock options	71	96	—
Dividends paid on preferred stock	(774)	(776)	(731)
Net cash provided by (used) in financing activities	39,459	(4,980)	(69,089)
Increase (decrease) in cash and cash equivalents	728	(3,020)	(17,890)
Cash and cash equivalents:
Beginning	11,782	14,802	32,692
Ending	$12,510	$11,782	$14,802
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$15,862	$18,920	$24,745
Income taxes	$2,843	$1,118	$2,642
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other assets acquired in settlement of loans	$2,961	$11,823	$8,363

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2013 and 2012, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 53
Securities	Note 4	Page 57
Loans	Note 5	Page 61
Allowance for Loan Losses	Note 6	Page 69
Property Held for Sale	Note 7	Page 72
Premises and Equipment	Note 8	Page 72
Goodwill and Intangible Assets	Note 9	Page 72
Securities Sold Under Agreements to Repurchase	Note 11	Page 74
Derivative Financial Instruments	Note 12	Page 76
Income Taxes	Note 13	Page 77
Share Based Compensation	Note 14	Page 78
Earnings Per Share	Note 20	Page 86

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2013-2, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012 and did not have a material impact on our consolidated financial statements.

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

ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for us on January 1, 2015 and is not expected to have a significant impact on our financial statements.

ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted, and is not expected to have a significant impact on our financial statements.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the discounted cash flows or collateral value exceeds the recorded investments in such loans. These loans are carried at recorded loan investment, and therefore are not included in the following tables of loans measured at fair value. Impaired loans internally graded as substandard, doubtful, or loss are evaluated using the fair value of collateral method.  All other impaired loans are measured for impairment using the discounted cash flows method. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Foreclosed Properties:  Foreclosed properties consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,174	$—	$23,174	$—
Mortgage backed securities:
Government sponsored agencies	149,777	—	149,777	—
Nongovernment sponsored entities	12,145	—	12,145	—
State and political subdivisions	8,694	—	8,694	—
Corporate debt securities	3,776	—	—	3,776
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	85,261	—	85,261	—
Total available for sale securities	$282,834	$—	$279,058	$3,776

Derivative financial liabilities
Interest rate swaps	$2,911	$—	$2,911	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$29,657	$—	$29,657	$—
Mortgage backed securities:
Government sponsored agencies	155,716	—	155,716	—
Nongovernment sponsored entities	11,819	—	11,819	—
State and political subdivisions	15,870	—	15,870	—
Corporate debt securities	3,966	—	3,966	—
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	71,675	—	71,675	—
Total available for sale securities	$288,780	$—	$288,780	$—

Derivative financial assets
Interest rate swaps	$803	$—	$803	$—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2014.

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$527	$—	$527	$—

Collateral-dependent impaired loans
Commercial	$44	$—	$—	$44
Commercial real estate	344	—	344	—
Construction and development	852	—	852	—
Residential real estate	312	—	312	—
Total collateral-dependent impaired loans	$1,552	$—	$1,508	$44

Foreclosed properties
Commercial real estate	$3,892	$—	$3,892	$—
Construction and development	20,952	—	20,841	111
Residential real estate	2,025	—	2,025	—
Total foreclosed properties	$26,869	$—	$26,758	$111

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2013	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$321	$—	$321	$—

Collateral-dependent impaired loans
Commercial	$450	—	$60	$390
Commercial real estate	4,390	—	1,538	2,852
Construction and development	7,346	—	6,430	916
Residential real estate	3,099	—	848	2,251
Consumer	7	—	3	4
Total collateral-dependent impaired loans	$15,292	$—	$8,879	$6,413

Foreclosed properties
Commercial real estate	$7,997	$—	$7,997	$—
Construction and development	22,982	—	21,365	1,617
Residential real estate	2,854	—	2,854	—
Total foreclosed properties	$33,833	$—	$32,216	$1,617

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2014		2013
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,510	$12,510	$11,782	$11,782
Securities available for sale	282,834	282,834	288,780	288,780
Other investments	6,183	6,183	7,815	7,815
Loans held for sale, net	527	527	321	321
Loans, net	1,019,842	1,033,890	937,070	952,592
Accrued interest receivable	5,838	5,838	5,669	5,669
Derivative financial assets	—	—	803	803
	$1,327,734	$1,341,782	$1,252,240	$1,267,762
Financial liabilities
Deposits	$1,061,314	$1,078,406	$1,003,812	$1,029,606
Short-term borrowings	123,633	123,633	62,769	62,769
Long-term borrowings	77,490	84,732	163,516	173,863
Subordinated debentures	16,800	16,800	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	812	812	1,433	1,433
Derivative financial liabilities	2,911	2,911	—	—
	$1,302,549	$1,326,883	$1,267,919	$1,304,060

NOTE 4.  SECURITIES

We classify debt and equity securities as “held to maturity”, “available for sale” or “trading” according to management’s intent.  The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

Securities held to maturity: Certain debt securities for which we have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.  There are no securities classified as held to maturity in the accompanying financial statements.

Securities available for sale: Securities not classified as "held to maturity" or as "trading" are classified as "available for sale."  Securities classified as "available for sale" are those securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes, and reported as a separate component of shareholders' equity.

Trading securities: There are no securities classified as "trading" in the accompanying financial statements.

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

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2014 and 2013, are summarized as follows:

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,153	$1,073	$52	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	147,951	2,599	773	149,777
Nongovernment-sponsored entities	12,051	142	48	12,145
State and political subdivisions
General obligations	1,975	2	33	1,944
Water and sewer revenues	1,976	14	7	1,983
Other revenues	4,696	73	2	4,767
Corporate debt securities	3,776	—	—	3,776
Total taxable debt securities	194,578	3,903	915	197,566
Tax-exempt debt securities
State and political subdivisions
General obligations	49,515	2,338	12	51,841
Water and sewer revenues	11,258	244	3	11,499
Lease revenues	4,617	75	10	4,682
Lottery/casino revenues	3,811	206	9	4,008
Other revenues	12,845	404	18	13,231
Total tax-exempt debt securities	82,046	3,267	52	85,261
Equity securities	7	—	—	7
Total available for sale securities	$276,631	$7,170	$967	$282,834

	December 31, 2013
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$29,100	$675	$118	$29,657
Residential mortgage-backed securities:
Government-sponsored agencies	155,270	2,019	1,573	155,716
Nongovernment-sponsored entities	11,519	321	21	11,819
State and political subdivisions
General obligations	9,317	—	475	8,842
Water and sewer revenues	3,229	—	114	3,115
Other revenues	4,051	4	142	3,913
Corporate debt securities	3,973	24	31	3,966
Total taxable debt securities	216,459	3,043	2,474	217,028
Tax-exempt debt securities
State and political subdivisions
General obligations	41,156	675	1,154	40,677
Water and sewer revenues	8,996	15	306	8,705
Lease revenues	7,956	—	391	7,565
Lottery/casino revenues	4,443	63	169	4,337
Other revenues	10,527	55	191	10,391
Total tax-exempt debt securities	73,078	808	2,211	71,675
Equity securities	77	—	—	77
Total available for sale securities	$289,614	$3,851	$4,685	$288,780

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$15,060	$597	$—	$15,657
West Virginia	14,181	355	9	14,527
Illinois	11,275	360	19	11,616
Ohio	6,772	69	42	6,799
Texas	5,699	410	3	6,106

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2014	$80,914	$4,051	$34,390	$1,037	$824
2013	$54,340	$2,669	$62,179	$674	$434
2012	$72,056	$4,618	$66,377	$3,253	$905

Residential mortgage-backed obligations having contractual maturities ranging from 3 to 50 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 33 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2014, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$60,935	$61,689
Due from one to five years	95,082	96,260
Due from five to ten years	28,282	29,081
Due after ten years	92,325	95,797
Equity securities	7	7
Total	$276,631	$282,834

At December 31, 2014 and 2013, securities with estimated fair values of $128.1 million and $120.0 million respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

During 2014 and 2013 we recorded other-than-temporary impairment losses on residential mortgage-backed nongovernment sponsored entity securities as follows:

Dollars in thousands	2014	2013
Total other-than-temporary impairment losses	$(1)	$(155)
Portion of loss recognized in other comprehensive income	—	37
Net impairment losses recognized in earnings	$(1)	$(118)

Activity related to the credit component recognized on debt securities available for sale for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the years ended December 31, 2014 and 2013 is as follows:

Dollars in thousands	2014	2013
Balance, January 1	$(3,021)	$(2,903)
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	(1)	(118)
Securities sold during the period	3,022	—
Balance, December 31	$—	$(3,021)

We held 57 available for sale securities having an unrealized loss at December 31, 2014.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2014 and 2013, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,912	$(52)	$3,912	$(52)
Residential mortgage-backed securities:
Government-sponsored agencies	36,825	(535)	21,915	(238)	58,740	(773)
Nongovernment-sponsored entities	5,488	(44)	2,163	(4)	7,651	(48)
State and political subdivisions:
General obligations	—	—	316	(33)	316	(33)
Water and sewer revenues	—	—	817	(7)	817	(7)
Other revenues	1,098	(2)	—	—	1,098	(2)
Corporate debt securities	—	—	—	—	—	—
Tax-exempt debt securities
State and political subdivisions:
General obligations	3,708	(8)	438	(4)	4,146	(12)
Water and sewer revenues	721	(3)	—	—	721	(3)
Lease revenues	—	—	1,168	(10)	1,168	(10)
Lottery/casino revenues	—	—	1,126	(9)	1,126	(9)
Other revenues	1,247	(8)	846	(10)	2,093	(18)
Total temporarily impaired securities	49,087	(600)	32,701	(367)	81,788	(967)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,087	$(600)	$32,701	$(367)	$81,788	$(967)

	2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,868	$(118)	$—	$—	$10,868	$(118)
Residential mortgage-backed securities:
Government-sponsored agencies	55,035	(1,385)	13,249	(188)	68,284	(1,573)
Nongovernment-sponsored entities	2,407	(12)	565	(7)	2,972	(19)
State and political subdivisions:
General obligations	4,505	(264)	2,337	(211)	6,842	(475)
Water and sewer revenues	1,309	(31)	1,554	(83)	2,863	(114)
Other revenues	3,142	(142)	—	—	3,142	(142)
Corporate debt securities	2,968	(31)	—	—	2,968	(31)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,603	(997)	2,102	(157)	21,705	(1,154)
Water and sewer revenues	5,643	(224)	983	(82)	6,626	(306)
Lease revenues	6,112	(349)	958	(42)	7,070	(391)
Lottery/casino revenues	2,720	(132)	554	(37)	3,274	(169)
Other revenues	8,815	(191)	—	—	8,815	(191)
Total temporarily impaired securities	123,127	(3,876)	22,302	(807)	145,429	(4,683)
Other-than-temporarily impaired securities
Taxable debt securities
Residential mortgage-backed securities:
Nongovernment-sponsored entities	—	—	1	(2)	1	(2)
Total other-than-temporarily
impaired securities	—	—	1	(2)	1	(2)
Total	$123,127	$(3,876)	$22,303	$(809)	$145,430	$(4,685)

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
Loans are summarized as follows:

Dollars in thousands	2014	2013
Commercial	$88,590	$88,352
Commercial real estate
Owner-occupied	157,783	149,618
Non-owner occupied	317,136	280,790
Construction and development
Land and land development	67,881	71,453
Construction	28,591	15,155
Residential real estate
Non-jumbo	220,071	212,946
Jumbo	52,879	53,406
Home equity	67,115	54,844
Consumer	19,456	19,889
Other	11,507	3,276
Total loans, net of unearned fees	1,031,009	949,729
Less allowance for loan losses	11,167	12,659
Loans, net	$1,019,842	$937,070

The following presents loan maturities at December 31, 2014:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$33,396	$38,720	$16,474
Commercial real estate	24,264	74,774	375,881
Construction and development	28,360	16,065	52,047
Residential real estate	9,058	16,747	314,260
Consumer	3,727	13,420	2,309
Other	455	770	10,282
	$99,260	$160,496	$771,253
Loans due after one year with:
Variable rates		$110,169
Fixed rates		821,580
		$931,749

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2014 and 2013.

	At December 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$328	$117	$330	$775	$87,815	$—
Commercial real estate
Owner-occupied	121	194	801	1,116	156,667	—
Non-owner occupied	146	—	406	552	316,584	—
Construction and development
Land and land development	346	2,002	4,253	6,601	61,280	—
Construction	—	—	—	—	28,591	—
Residential mortgage
Non-jumbo	4,104	2,719	1,498	8,321	211,750	—
Jumbo	—	—	2,626	2,626	50,253	—
Home equity	1,067	94	83	1,244	65,871	—
Consumer	260	42	63	365	19,091	—
Other	—	—	—	—	11,507	—
Total	$6,372	$5,168	$10,060	$21,600	$1,009,409	$—

	At December 31, 2013
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$74	$34	$1,190	$1,298	$87,054	$—
Commercial real estate
Owner-occupied	328	459	487	1,274	148,344	—
Non-owner occupied	912	115	128	1,155	279,635	—
Construction and development
Land and land development	1,627	—	8,638	10,265	61,188	—
Construction	—	—	—	—	15,155	—
Residential mortgage
Non-jumbo	2,708	1,673	1,321	5,702	207,244	—
Jumbo	—	—	—	—	53,406	—
Home equity	588	87	—	675	54,169	—
Consumer	224	82	106	412	19,477	—
Other	—	—	—	—	3,276	—
Total	$6,461	$2,450	$11,870	$20,781	$928,948	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2014 and 2013.

Dollars in thousands	2014	2013
Commercial	$392	$1,224
Commercial real estate
Owner-occupied	1,218	1,953
Non-owner occupied	626	365
Construction and development
Land & land development	4,619	12,830
Construction	—	—
Residential mortgage
Non-jumbo	2,663	2,446
Jumbo	2,626	—
Home equity	267	—
Consumer	83	128
Total	$12,494	$18,946

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	December 31,		Method used to measure impairment
Loan Category	2014	2013
Commercial	$132	$1,864	Fair value of collateral
	362	158	Discounted cash flow
Commercial real estate
Owner-occupied	1,683	10,067	Fair value of collateral
	9,124	2,483	Discounted cash flow
Non-owner occupied	508	5,832	Fair value of collateral
	5,999	—	Discounted cash flow
Construction and development
Land & land development	11,998	24,625	Fair value of collateral
	2,310	644	Discounted cash flow
Residential mortgage
Non-jumbo	1,676	5,516	Fair value of collateral
	5,252	566	Discounted cash flow
Jumbo	7,594	8,768	Fair value of collateral
	886	—	Discounted cash flow
Home equity	285	212	Fair value of collateral
	523	—	Discounted cash flow
Consumer	2	47	Fair value of collateral
	82	—	Discounted cash flow
Total	$48,416	$60,782

The following tables present loans individually evaluated for impairment at December 31, 2014 and 2013.

	December 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$370	$369	$—	$430	$27
Commercial real estate
Owner-occupied	5,362	5,361	—	5,309	192
Non-owner occupied	3,645	3,647	—	4,420	199
Construction and development
Land & land development	13,410	13,410	—	14,149	483
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,289	4,300	—	3,853	185
Jumbo	7,589	7,594	—	7,761	241
Home equity	809	808	—	265	14
Consumer	84	84	—	36	2
Total without a related allowance	$35,558	$35,573	$—	$36,223	$1,343

With a related allowance
Commercial	$125	$125	$81	$38	$—
Commercial real estate
Owner-occupied	5,446	5,446	287	5,461	216
Non-owner occupied	2,860	2,860	74	1,003	40
Construction and development
Land & land development	898	898	46	933	42
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,627	2,628	282	2,093	98
Jumbo	885	886	46	892	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,841	$12,843	$816	$10,420	$441

Total
Commercial	$32,116	$32,116	$488	$31,743	$1,199
Residential real estate	16,199	16,216	328	14,864	583
Consumer	84	84	—	36	2
Total	$48,399	$48,416	$816	$46,643	$1,784

	December 31, 2013
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,161	$1,167	$—	$1,518	$98
Commercial real estate
Owner-occupied	8,434	8,434	—	7,675	226
Non-owner occupied	5,075	5,077	—	5,110	253
Construction and development
Land & land development	14,732	14,737	—	11,628	325
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,587	3,595	—	2,858	157
Jumbo	7,862	7,867	—	7,910	405
Home equity	186	186	—	186	11
Consumer	26	27	—	28	1
Total without a related allowance	$41,063	$41,090	$—	$36,913	$1,476

With a related allowance
Commercial	$855	$855	$406	$1,013	$—
Commercial real estate
Owner-occupied	4,116	4,116	305	3,945	184
Non-owner occupied	747	755	175	515	28
Construction and development
Land & land development	10,532	10,532	3,186	11,310	147
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,485	2,487	256	2,292	107
Jumbo	900	901	37	906	45
Home equity	27	26	22	27	—
Consumer	20	20	13	9	—
Total with a related allowance	$19,682	$19,692	$4,400	$20,017	$511

Total
Commercial	$45,652	$45,673	$4,072	$42,714	$1,261
Residential real estate	15,047	15,062	315	14,179	725
Consumer	46	47	13	37	1
Total	$60,745	$60,782	$4,400	$56,930	$1,987

The average recorded investment of impaired loans during 2012 was $79.4 million, and $2.4 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $34.7 million, of which $32.2 million were current with respect to restructured contractual payments at December 31, 2014, and $34.5 million, of which $33.6 million were current with respect to restructured contractual payments at December 31, 2013.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2014 and 2013.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2014			2013
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	3	$82	$86	2	$76	$79
Commercial real estate
Non-owner occupied	1	2,154	2,154	1	244	244
Construction and development
Land & land development	—	—	—	2	747	748
Residential real estate
Non-jumbo	5	1,044	1,080	7	1,137	1,137
Home equity	1	411	523	—	—	—
Consumer	1	18	18	1	11	12
Total	11	$3,709	$3,861	13	$2,215	$2,220

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2014		2013
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	3	$86	—	$—
Construction and development
Land & land development	—	—	1	698
Residential real estate
Non-jumbo	1	167	2	347
Total	4	$253	3	$1,045

The following table details the activity regarding TDRs by loan type during 2014, and the related allowance on TDRs.

2014
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2014	$6,163	$—	$1,243	$9,699	$5,544	$5,541	$6,278	$—	$47	$—	$34,515
Additions	—	—	86	—	2,154	1,080	—	523	18	—	3,861
Charge-offs	—	—	—	—	—	—	—	—	(3)	—	(3)
Net (paydowns) advances	(377)	—	(919)	(198)	(159)	(288)	(341)	—	(12)	—	(2,294)
Transfer into foreclosed properties	—	—	—	—	—	(88)	—	—	—	—	(88)
Refinance out of TDR status	—	—	—	—	(1,320)	—	—	—	—	—	(1,320)
Balance, December 31, 2014	$5,786	$—	$410	$9,501	$6,219	$6,245	$5,937	$523	$50	$—	$34,671

Allowance related to troubled debt restructurings	$38	$—	$4	$252	$74	$282	$46	$—	$—	$—	$696

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-

homogenous commercial loan relationships with an aggregate exposure of $2 million, at which time these loans are re-graded. We use the following definitions for our risk grades:

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$53,873	$41,662	$28,591	$15,022	$86,361	$82,323	$155,189	$143,982	$306,710	$268,967
OLEM (Special Mention)	1,673	5,550	—	133	1,837	4,544	1,064	1,412	8,933	10,222
Substandard	12,335	24,131	—	—	392	1,485	1,530	4,224	1,493	1,601
Doubtful	—	110	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$67,881	$71,453	$28,591	$15,155	$88,590	$88,352	$157,783	$149,618	$317,136	$280,790

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2014	2013	2014	2013
Residential real estate
Non-jumbo	$217,408	$210,500	$2,663	$2,446
Jumbo	50,253	53,406	2,626	—
Home Equity	66,848	54,844	267	—
Consumer	19,373	19,761	83	128
Other	11,507	3,276	—	—
Total	$365,389	$341,787	$5,639	$2,574

Industry concentrations:  At December 31, 2014 and 2013, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2014	2013
Balance, beginning	$18,577	$18,973
Additions	13,842	7,978
Amounts collected	(11,833)	(8,317)
Other changes, net	—	(57)
Balance, ending	$20,586	$18,577

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained. Beginning in 2014, for purposes of loans that have been modified in a troubled debt restructuring and not internally graded as substandard, doubtful, or loss("performing TDRs") we began measuring impairment using the discounted cash flows method. Under this method, a specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over its discounted cash flows.

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

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above ten loan pools for potential risks factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within the conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3)trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.

An analysis of the allowance for loan losses for the years ended December 31, 2014, 2013, and 2012 is as follows:

Dollars in thousands	2014	2013	2012

Balance, beginning of year	$12,659	$17,933	$17,712
Losses:
Commercial	390	723	1,273
Commercial real estate
Owner occupied	11	1,031	636
Non-owner occupied	—	9	806
Construction and development
Land and land development	3,535	3,596	3,390
Construction	—	—	367
Residential real estate
Non-jumbo	435	541	1,372
Jumbo	65	4,741	737
Home equity	14	77	5
Consumer	265	79	136
Other	118	162	95
Total	4,833	10,959	8,817
Recoveries:
Commercial	34	12	13
Commercial real estate
Owner occupied	40	8	33
Non-owner occupied	318	674	31
Construction and development
Land and land development	298	187	61
Construction	—	—	—
Real estate - mortgage
Non-jumbo	87	127	81
Jumbo	163	6	86
Home equity	4	5	61
Consumer	74	79	95
Other	73	87	77
Total	1,091	1,185	538
Net losses	3,742	9,774	8,279
Provision for loan losses	2,250	4,500	8,500
Balance, end of year	$11,167	$12,659	$17,933

Activity in the allowance for loan losses by loan class during 2014 and 2013 is as follows:

	2014
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659
Charge-offs	3,535	—	390	11	—	435	65	14	265	118	4,833
Recoveries	298	—	34	40	318	87	163	4	74	73	1,091
Provision	1,199	158	236	(71)	357	(214)	95	24	241	225	2,250
Ending balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167

Allowance related to:
Loans individually evaluated for impairment	$46	$—	$81	$286	$74	$282	$46	$—	$—	$—	$815
Loans collectively evaluated for impairment	3,371	427	1,123	641	1,242	998	2,035	187	97	231	10,352
Total	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167

Loans
Loans individually evaluated for impairment	$14,308	$—	$495	$10,807	$6,507	$6,927	$8,480	$808	$84	$—	$48,416
Loans collectively evaluated for impairment	53,573	28,591	88,095	146,976	310,629	213,144	44,399	66,307	19,372	11,507	$982,593
Total	$67,881	$28,591	$88,590	$157,783	$317,136	$220,071	$52,879	$67,115	$19,456	$11,507	$1,031,009

	2013
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$5,220	$138	$783	$1,387	$3,269	$2,616	$3,942	$425	$131	$22	$17,933
Charge-offs	3,596	—	723	1,031	9	541	4,741	77	79	162	10,959
Recoveries	187	—	12	8	674	127	6	5	79	87	1,185
Provision	3,644	131	1,252	605	(3,293)	(360)	2,681	(180)	(84)	104	4,500
Ending balance	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659

Allowance related to:
Loans individually evaluated for impairment	$3,186	$—	$406	$306	$175	$256	$37	$22	$12	$—	$4,400
Loans collectively evaluated for impairment	2,269	269	918	663	466	1,586	1,851	151	35	51	8,259
Total	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659

Loans
Loans individually evaluated for impairment	$25,269	$—	$2,023	$12,550	$5,832	$6,082	$8,768	$212	$47	$—	$60,783
Loans collectively evaluated for impairment	46,184	15,155	86,329	137,068	274,958	206,864	44,638	54,632	19,842	3,276	$888,946
Total	$71,453	$15,155	$88,352	$149,618	$280,790	$212,946	$53,406	$54,844	$19,889	$3,276	$949,729

NOTE 7.  PROPERTY HELD FOR SALE

Property held for sale consists of premises qualifying as held for sale under ASC Topic 360 Property, Plant, and Equipment, and of real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at the lower of carrying value or estimated fair value less anticipated selling costs.  Foreclosed property is recorded at the lower of the related loans recorded investment or estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale and is included in noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.
The following table presents the activity of property held for sale during 2014 and 2013.

Dollars in thousands	2014	2013
Beginning balance	$53,392	$56,172
Acquisitions	2,673	11,805
Capitalized improvements	87	276
Dispositions	(14,852)	(11,139)
Valuation adjustments	(3,771)	(3,722)
Reclassification of covered loans	—	—
Balance at year end	$37,529	$53,392

NOTE 8.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2014, 2013, or 2012.

The major categories of premises and equipment and accumulated depreciation at December 31, 2014 and 2013 are summarized as follows:

Dollars in thousands	2014	2013
Land	$6,308	$6,308
Buildings and improvements	20,202	20,165
Furniture and equipment	13,223	12,777
	39,733	39,250
Less accumulated depreciation	19,673	18,627
Total premises and equipment, net	$20,060	$20,623

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 approximated $1.07 million, $1.16 million, and $1.29 million, respectively.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

In accordance with ASU 2011-8, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends Topic 350, Intangibles – Goodwill and Other, entities are permitted to first assess qualitative factors (Step 0) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-than-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, then it is required to perform the first step (Step 1) of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  A fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, an expense may be required on our books to write down the goodwill to the proper carrying value.  The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1.  Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.
During the third quarter, we completed Step 1 of the required annual impairment test for our insurance services reporting unit for 2014 and determined that no impairment write-offs were necessary.  We performed the Step 0 qualitative assessment of the goodwill relative to our community banking reporting unit, and determined that it was not more likely than not that the fair value was less than its carrying value and noted no indicators of impairment.

In addition, at December 31, 2013, we had $51,000 in unamortized acquired intangible assets consisting entirely of unidentifiable intangible assets recorded in accordance with ASC Topic 805, Business Combinations, and $1.50 million and $1.70 million in unamortized identifiable customer intangible assets at December 31, 2014 and 2013, respectively.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2014	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, December 31, 2014	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31, 2014			December 31, 2013
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,267	$—	$2,267
Less: accumulated amortization	2,268	—	2,268	2,216	—	2,216
Net carrying amount	$—	$—	$—	$51	$—	$51

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,500	1,500	—	1,300	1,300
Net carrying amount	$—	$1,500	$1,500	$—	$1,700	$1,700

We recorded amortization expense of $250,000 for the year ended December 31, 2014 and $351,000 for the year ended December 31, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $200,000 for each of the years ending 2015 through 2019.

NOTE 10.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2014 and 2013:

Dollars in thousands	2014	2013
Demand deposits, interest bearing	$204,030	$186,578
Savings deposits	253,578	193,446
Time deposits	488,279	530,951
Total	$945,887	$910,975

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $146.9 million and $160.8 million at December 31, 2014 and 2013, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2014 is as follows:

Dollars in thousands	Amount
2015	$184,861
2016	126,780
2017	50,987
2018	46,331
2018	34,714
Thereafter	44,606
Total	$488,279

Time certificates of deposit in denominations of $100,000 or more totaled $359.2 million and $391.8 million at December 31, 2014 and 2013, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2014:

Dollars in thousands	Amount	Percent
Three months or less	$41,931	11.7%
Three through six months	38,939	10.8%
Six through twelve months	44,588	12.4%
Over twelve months	233,758	65.1%
Total	$359,216	100.00%

At December 31, 2014 and 2013, our deposits of related parties including directors, executive officers, and their related interests approximated $21.4 million and $13.6 million, respectively.

NOTE 11.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $91.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2014, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2014, our subsidiary banks had combined additional borrowings availability of $376.7 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2014, we had $97.5 million borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2014		2013
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$120,950	$2,683	$53,800	$8,969
Average balance outstanding for the period	94,982	5,804	29,786	4,313
Maximum balance outstanding at any month end during period	136,800	8,976	55,300	8,969
Weighted average interest rate for the period	0.31%	0.25%	0.28%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.31%	0.25%	0.26%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $77.5 million and $163.5 million at December 31, 2014 and 2013, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at December 31,
Dollars in thousands	2014	2013
Long-term FHLB advances	$977	$82,600
Long-term reverse repurchase agreements	72,000	72,000
Term loans	4,513	8,916
Total	$77,490	$163,516

The term loan at December 31, 2014 is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings during 2014 was 4.16% compared to 3.90% in 2013.

Subordinated debentures:  We have subordinated debt totaling $16.8 million at December 31, 2014 and 2013.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

During January 2015, we prepaid in full the $6.8 million subordinated debentures issued in 2009 and prepaid $2.5 million of the subordinated debentures issued in 2008.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2014 and 2013.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2015	$1,909	$10,000	$—
2016	28,911	—	—
2017	918	—	—
2018	45,017	—	—
2019	18	6,800	—
Thereafter	717	—	19,589
Total	$77,490	$16,800	$19,589

NOTE  12.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of December 31, 2014 and 2013 follows:

	December 31, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$2,911	$—
	$110,000	$—	$2,911	$—

	December 31, 2013
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$70,000	$803	$—	$—
	$70,000	$803	$—	$—

NOTE 13.  INCOME TAXES

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

The components of applicable income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012, are as follows:

Dollars in thousands	2014	2013	2012
Current
Federal	$3,380	$861	$1,716
State	294	41	5
	3,674	902	1,721
Deferred
Federal	920	1,587	(610)
State	84	199	108
	1,004	1,786	(502)
Total	$4,678	$2,688	$1,219

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$5,612	35	$3,765	35	$2,426	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(996)	(6)	(932)	(9)	(1,019)	(15)
State income taxes, net
of Federal income tax benefit	245	1	156	1	74	1
Other, net	(183)	(1)	(301)	(3)	(262)	(4)
Applicable income taxes	$4,678	29	$2,688	24	$1,219	17

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes.  Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.  Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.  Our West Virginia net operating loss carryforward expires in 2028.

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2014 and 2013, are as follows:

Dollars in thousands	2014	2013
Deferred tax assets
Allowance for loan losses	$4,128	$4,681
Depreciation	168	135
Foreclosed properties	5,197	4,928
Deferred compensation	2,265	2,006
Other deferred costs and accrued expenses	349	371
Other-than-temporarily impaired securities	257	931
Net unrealized loss on securities available for sale	—	308
Net unrealized loss on interest rate swaps	1,077	—
NOL and tax credit carryforwards	37	404
Total	13,478	13,764
Deferred tax liabilities
Accretion on tax-exempt securities	8	6
Net unrealized gain on securities available for sale	2,297	—
Net unrealized gain on interest rate swaps	—	297
Purchase accounting adjustments and goodwill	806	869
Total	3,111	1,172
Net deferred tax assets	$10,367	$12,592

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2011 through 2014, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2013.  Tax years 2009 through 2013 remain subject to West Virginia State examination.

NOTE 14.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $362,000, $354,000, and$331,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2014, 2013 and 2012 were $714,000, $173,000, and $100,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 321,449 and 321,781 shares of our common stock at December 31, 2014 and 2013, respectively, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.  The trustees of the Retirement Plans and ESOP are also members of our Board of Directors.

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2014 and 2013 were $3.8 million and $3.41 million, respectively, which are included in other liabilities.  In addition, we purchased certain life insurance contracts to fund the liabilities arising under these plans.  At December 31, 2014 and 2013, the cash surrender value of these insurance contracts was $36.3 million and $35.2 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Share Based Compensation:  The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards or any combination thereof, to our key employees. No awards have been granted under the 2014 LTIP.

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

The fair value of our employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted in 2014 or 2013.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2012, 2013, and 2014, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during 2012, 2013 and 2014 is as follows:

	Options	Weighted- Average Exercise Price (WAEP)
Outstanding, December 31, 2011	317,180	$18.17
Granted	—	—
Exercised	—	—
Forfeited	(44,680)	—
Expired	(22,800)	—
Outstanding, December 31, 2012	249,700	$18.98
Granted	—	—
Exercised	(17,800)	5.37
Forfeited	(1,750)	19.69
Expired	(44,740)	21.83
Outstanding, December 31, 2013	185,410	$19.59
Granted	—	—
Exercised	(10,160)	6.98
Forfeited	(6,500)	24.44
Expired	(11,580)	16.64
Outstanding, December 31, 2014	157,170	$20.43

Exercisable Options:
December 31, 2014	156,170	$20.54
December 31, 2013	182,810	$19.82
December 31, 2012	245,500	$19.24

Other information regarding options outstanding and exercisable at December 31, 2014 is as follows:

	Options Outstanding				Options Exercisable
			Wted. Avg. Remaining	Aggregate Intrinsic			Aggregate Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	shares	WAEP	Life (yrs)	(in thousands)	shares	WAEP	(in thousands)
$ 2.54 - $ 6.00	10,750	$4.36	4.70	$81	9,750	$4.55	$72
6.01 - 10.00	17,520	8.93	2.90	52	17,520	8.93	52
10.01 - 17.50	—	—	—	—	—	—	—
17.51 - 20.00	30,900	17.80	2.51	—	30,900	17.80	—
20.01 - 25.93	98,000	25.08	1.79	—	98,000	25.08	—
	157,170	$20.43		$133	156,170	$20.54	$124

NOTE 15.  COMMITMENTS AND CONTINGENCIES

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2014
Commitments to extend credit:
Revolving home equity and credit card lines	$52,843
Construction loans	26,595
Other loans	45,419
Standby letters of credit	2,670
Total	$127,527

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $128,000 in 2015 and $90,000 in 2016.  Total net rent expense included in the accompanying consolidated financial statements was $291,000 in 2014, $278,000 in 2013, and $298,000 in 2012.

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

Legal Contingencies

On May 13, 2014, the ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation (“RFC”), filed a complaint against Summit Financial Mortgage, LLC (“Summit Mortgage”), a former residential mortgage subsidiary of Summit whose operations were discontinued in 2007, in the United States Bankruptcy Court for the Southern District of New York and subsequently amended its complaint on July 25, 2014. The Amended Complaint asserts the following three causes of action related to Summit Mortgage’s origination and subsequent sale of mortgage loans to Residential Funding Corporation:  1) Summit Mortgage breached its representations and warranties made in the contract governing the sale of the mortgage loans to RFC;  2) an indemnification claim against Summit Mortgage for damages paid by ResCap to settle claims in RFC’s bankruptcy proceeding which allegedly relate to mortgage loans Summit Mortgage sold to RFC; 3) a claim for damages against Summit Community Bank, Inc., former parent of Summit Mortgage, arising out of a guaranty in which the Bank guaranteed Summit Mortgage’s full performance under the contract governing the sale of mortgage loans to RFC. Summit has filed a motion to dismiss the case. Based upon the applicable statute of limitations, the Court granted our motion to dismiss the breach of contract claim with respect to loans Summit sold to RFC prior to March 14, 2006. The court otherwise denied our motion to dismiss on the grounds that the other arguments raised factual questions that could not be decided on a motion to dismiss. An estimate as to possible loss resulting from the Amended Complaint cannot be provided at this time because such an estimate cannot be made. Summit intends to defend these claims vigorously.

We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 16.  PREFERRED STOCK

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

On March 2, 2015, we announced our intent to convert all outstanding shares of Series 2009 Preferred Stock and Series 2011 Preferred Stock to common shares on March 12, 2015.

NOTE 17.  COMMON STOCK ISSUANCES

We entered into a Securities Purchase Agreement ("SPA") with Castle Creek Capital Partners V, LP ("Castle Creek") on August 25, 2014. In accordance with the terms of the SPA, we have agreed to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek in a private placement. The private placement with Castle Creek consists of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The consummation of the second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 is conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011 ("the Conversions"), in accordance with the terms of our Articles of Incorporation, as amended. Summit's Board of Directors approved the Conversions to take place on March 12, 2015.

We have also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding

Castle Creek, will be offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares that will be offered for sale in connection with the Rights Offering is 256,410 and, if all shares offered are purchased, the Company expects to yield total gross proceeds of $2.5 million, prior to any fees and expenses associated with the sale. The Rights will be distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common Stock owned by each shareholder as of the record date used in connection with the Rights Offering. The Company expects the Rights Offering to occur during the second quarter of 2015.

NOTE 18.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2015, the Bank will have $15.5 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2014, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $594,000 at December 31, 2014.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Regulatory Capital		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to risk weighted assets)
Summit	$158,196	14.9%	$84,937	8.0%	$106,172	10.0%
Summit Community	161,820	15.3%	84,612	8.0%	105,765	10.0%
Tier I Capital (to risk weighted assets)
Summit	141,589	13.3%	42,583	4.0%	63,875	6.0%
Summit Community	150,653	14.2%	42,437	4.0%	63,656	6.0%
Tier I Capital (to average assets)
Summit	141,589	9.9%	57,208	4.0%	71,510	5.0%
Summit Community	150,653	10.6%	56,850	4.0%	71,063	5.0%
As of December 31, 2013
Total Capital (to risk weighted assets)
Summit	144,202	14.5%	79,638	8.0%	99,547	10.0%
Summit Community	156,473	15.7%	79,627	8.0%	99,534	10.0%
Tier I Capital (to risk weighted assets)
Summit	122,918	12.4%	39,499	4.0%	59,248	6.0%
Summit Community	143,989	14.5%	39,814	4.0%	59,720	6.0%
Tier I Capital (to average assets)
Summit	122,918	8.9%	55,151	4.0%	68,938	5.0%
Summit Community	143,989	10.4%	55,150	4.0%	68,938	5.0%

NOTE  19.  SEGMENT INFORMATION

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

	December 31, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$44,209	$—	$(1,824)	$—	$42,385
Provision for loan losses	2,250	—	—	—	2,250
Net interest income after provision for loan losses	41,959	—	(1,824)	—	40,135
Other income	6,299	4,882	1,231	(1,189)	11,223
Other expenses	30,579	4,188	1,746	(1,189)	35,324
Income (loss) before income taxes	17,679	694	(2,339)	—	16,034
Income tax expense (benefit)	5,191	226	(739)	—	4,678
Net income (loss)	12,488	468	(1,600)	—	11,356
Dividends on preferred shares	—	—	771	—	771
Net income (loss) applicable to common shares	$12,488	$468	$(2,371)	$—	$10,585
Inter-segment revenue (expense)	$(1,071)	$(118)	$1,189	$—	$—
Average assets	$1,466,521	$6,130	$164,769	$(217,418)	$1,420,002

	December 31, 2013
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$40,725	$—	$(1,922)	$—	$38,803
Provision for loan losses	4,500	—	—	—	4,500
Net interest income after provision for loan losses	36,225	—	(1,922)	—	34,303
Other income	6,375	4,834	1,087	(1,087)	11,209
Other expenses	29,534	4,592	1,717	(1,087)	34,756
Income (loss) before income taxes	13,066	242	(2,552)	—	10,756
Income tax expense (benefit)	3,490	92	(894)	—	2,688
Net income (loss)	9,576	150	(1,658)	—	8,068
Dividends on preferred shares	—	—	775	—	775
Net income (loss) applicable to common shares	$9,576	$150	$(2,433)	$—	$7,293
Inter-segment revenue (expense)	$(979)	$(108)	$1,087	$—	$—
Average assets	$1,431,131	$6,176	$157,249	$(211,600)	$1,382,956

	December 31, 2012
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$41,600	$—	$(1,780)	$—	$39,820
Provision for loan losses	8,500	—	—	—	8,500
Net interest income after provision for loan losses	33,100	—	(1,780)	—	31,320
Other income	8,208	4,689	1,026	(1,044)	12,879
Other expenses	32,435	4,215	1,661	(1,044)	37,267
Income (loss) before income taxes	8,873	474	(2,415)	—	6,932
Income tax expense (benefit)	1,868	184	(833)	—	1,219
Net income (loss)	7,005	290	(1,582)	—	5,713
Dividends on preferred shares	—	—	777	—	777
Net income (loss) applicable to common shares	$7,005	$290	$(2,359)	$—	$4,936
Inter-segment revenue (expense)	$(942)	$(102)	$1,044	$—	$—
Average assets	$1,477,636	$6,399	$154,506	$(217,440)	$1,421,101

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2014			2013			2012
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$11,356			$8,068			$5,713
Less preferred stock dividends	(771)			(775)			(777)
Basic EPS	$10,585	7,539,444	$1.40	$7,293	7,442,689	$0.98	$4,936	7,425,472	$0.66
Effect of dilutive securities:
Stock options		9,381			7,532			1,152
Series 2011 convertible preferred stock	476	1,489,735		478	1,496,738		480	1,500,000
Series 2009 convertible preferred stock	295	673,001		297	674,545		297	674,545
Diluted EPS	$11,356	9,711,561	$1.17	$8,068	9,621,504	$0.84	$5,713	9,601,169	$0.60

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2014, 2013, and 2012, totaled 128,900 shares, 165,460 shares, and 244,700 shares, respectively.

NOTE 21.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2014 and 2013, and the related statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2014	2013
Assets
Cash	$13,115	$5,278
Investment in subsidiaries, eliminated in consolidation	159,839	151,289
Securities available for sale	102	181
Premises and equipment	65	82
Other assets	1,641	1,707
Total assets	$174,762	$158,537
Liabilities and Shareholders' Equity
Long-term borrowings	$4,513	$8,916
Subordinated debentures	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,216	2,160
Total liabilities	43,118	47,465
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014 - 3,610 shares; 2013 - 3,710 shares	3,419	3,519
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014 - 11,914 shares; 2013 - 11,938 shares	5,764	5,776
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2014 - 8,301,746 shares; 2013 - 7,451,022 shares	32,670	24,664
Retained earnings	87,719	77,134
Accumulated other comprehensive income	2,072	(21)
Total shareholders' equity	131,644	111,072
Total liabilities and shareholders' equity	$174,762	$158,537

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2014	2013	2012
Income
Dividends from subsidiaries	$6,500	$2,500	$500
Other dividends and interest income	22	26	41
Realized securities gains (losses)	41	—	(18)
Management and service fees from subsidiaries	1,189	1,087	1,044
Total income	7,752	3,613	1,567
Expense
Interest expense	1,845	1,948	1,821
Operating expenses	1,746	1,717	1,661
Total expenses	3,591	3,665	3,482
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	4,161	(52)	(1,915)
Income tax (benefit)	(739)	(894)	(833)
Income (loss) before equity in undistributed income of subsidiaries	4,900	842	(1,082)
Equity in (distributed) undistributed income of subsidiaries	6,456	7,226	6,795
Net income	11,356	8,068	5,713
Dividends on preferred shares	771	775	777
Net income applicable to common shares	$10,585	$7,293	$4,936

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,356	$8,068	$5,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in (undistributed) distributed net income of subsidiaries	(6,456)	(7,226)	(6,795)
Deferred tax (benefit)	46	(107)	(61)
Depreciation	23	2	12
Other-than-temporary impairment of securities	—	—	—
Realized securities (gains) losses	(41)	—	18
Tax benefit of exercise of stock options	—	16	—
Stock compensation expense	1	2	2
(Increase) decrease in cash surrender value of bank owned life insurance	1	(5)	(1)
(Increase) decrease in other assets	19	(1)	(11)
Increase (decrease) in other liabilities	57	(738)	599
Net cash provided by (used in) operating activities	5,006	11	(524)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	112	—	648
Principal payments received on available for sale securities	8	440	662
Purchase of available for sale securities	—	(199)	(1,672)
Purchases of premises and equipment	(6)	(84)	—
Net cash provided by (used in) investing activities	114	157	(362)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(774)	(776)	(731)
Exercise of stock options	71	96	—
Net proceeds from long-term borrowings	—	3,454	—
Repayment of long-term borrowings	(4,402)	(3,159)	(1,354)
Net proceeds from issuance of common stock	7,822	—	—
Net cash provided by (used in) financing activities	2,717	(385)	(2,085)
Increase (decrease) in cash	7,837	(217)	(2,971)
Cash:
Beginning	5,278	5,495	8,466
Ending	$13,115	$5,278	$5,495
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,909	$1,942	$1,824

NOTE 22.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2014
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,070	$14,344	$14,760	$14,452
Net interest income	10,038	10,320	11,077	10,951
Net income (loss)	2,389	2,432	3,336	3,199
Net income (loss) applicable to common shares	2,195	2,239	3,143	3,008
Basic earnings per share	$0.29	$0.30	$0.42	$0.39
Diluted earnings per share	$0.25	$0.25	$0.35	$0.32

	2013
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,568	$14,308	$1,045	$14,359
Net interest income	9,758	9,504	9,538	10,003
Net income	1,792	1,216	2,272	2,788
Net income applicable to common shares	1,598	1,023	2,078	2,594
Basic earnings per share	$0.22	$0.14	$0.28	$0.35
Diluted earnings per share	$0.19	$0.13	$0.24	$0.29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2014, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2014 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 42.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 43 and 44.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2018”, “DIRECTORS WHOSE TERMS EXPIRE IN 2017, “DIRECTORS WHOSE TERMS EXPIRE IN 2016”, and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2015 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2014 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading “EXECUTIVE COMPENSATION” in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	157,170	$20.43	500,000
Equity compensation plans not approved by stockholders	—	—	—
Total	157,170	$20.43	500,000

(1) The number of securities issuable upon exercise of outstanding options includes options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2018”, “DIRECTORS WHOSE TERMS EXPIRE IN 2017”, “DIRECTORS WHOSE TERMS EXPIRE IN 2016”, “PRINCIPAL SHAREHOLDER” and “EXECUTIVE OFFICERS” in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett Carbis Toothman, LLP” in our 2015 Proxy Statement, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.2	6/30/2006
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(ix)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(x)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(xi)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xii)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xiii)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xiv)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xv)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xvi)	1998 Officers Stock Option Plan		10-QSB	10	6/30/1998
(xvii)	Board Attendance and Compensation Policy, as amended		10-K	10.13	12/31/2010
(xviii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
(xix)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
(xx)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
(xxi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
(xxii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xxiii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvii)	Summit Financial Group, Inc. Incentive Plan		8-K	10.2	12/14/2007
	(xxviii)	Summit Community Bank Incentive Compensation Plan		8-K	10.4	12/14/2007
	(xxix)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	3/31/2006
	(xxx)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	3/31/2006
	(xxxi)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxii)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxiii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxiv)	Executive Officer Management Incentive Plan 2015		8-K	10.2	2/23/2015
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Arnett Carbis Toothman LLP		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)***	Interactive date file (XBRL)		X
* The SEC reference number for all exhibits incorporated by reference is 0-16587.
** Furnished, not filed.
***As provided in Rule 406T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
a West Virginia Corporation (registrant)

By:	/s/ H. Charles Maddy, III	3/2/2015	By:	/s/ Julie R. Cook	3/2/2015
	H. Charles Maddy, III	Date		Julie R. Cook	Date
	President & Chief Executive Officer			Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/2/2015
	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Cook their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/2/2015
	Robert S. Tissue	Date
Attorney-in-fact