Form 10-Q
period 2015-03-31
SUMMIT FINANCIAL GROUP INC
filed 2015-05-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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
Large accelerated filer ☐               Accelerated filer ☐
Non-accelerated filer ☐                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,586,242 shares outstanding as of April 30, 2015

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	52

SIGNATURES		53

EXHIBIT INDEX		54

Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,850	$3,728	$3,827
Interest bearing deposits with other banks	8,437	8,782	13,424
Cash and cash equivalents	12,287	12,510	17,251
Securities available for sale	282,135	282,834	281,865
Other investments	7,247	6,183	6,610
Loans held for sale, net	85	527	—
Loans, net	1,039,669	1,019,842	962,714
Property held for sale	34,368	37,529	52,241
Premises and equipment, net	20,208	20,060	20,457
Accrued interest receivable	5,564	5,838	5,410
Intangible assets	7,648	7,698	7,861
Cash surrender value of life insurance policies	36,961	36,700	35,881
Other assets	14,320	13,847	15,827
Total assets	$1,460,492	$1,443,568	$1,406,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$117,049	$115,427	$99,445
Interest bearing	941,259	945,887	953,185
Total deposits	1,058,308	1,061,314	1,052,630
Short-term borrowings	148,985	123,633	68,974
Long-term borrowings	77,013	77,490	123,492
Subordinated debentures	5,000	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	15,708	13,098	10,105
Total liabilities	1,324,603	1,311,924	1,291,590

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 3,610 shares, and March 2014 - 3,710 shares	—	3,419	3,519
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 11,914 shares, and March 2014 - 11,914 shares	—	5,764	5,764
Common stock and related surplus - authorized 20,000,000 shares; $2.50 par value; issued and outstanding 2015 - 10,586,242 shares, December 2014 - 8,301,746 shares, and March 2014 - 7,457,222 shares	43,072	32,670	24,691
Retained earnings	91,176	87,719	79,330
Accumulated other comprehensive income	1,641	2,072	1,223
Total shareholders' equity	135,889	131,644	114,527

Total liabilities and shareholders' equity	$1,460,492	$1,443,568	$1,406,117
(*) - December 31, 2014 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	Three Months Ended
Dollars in thousands, except per share amounts	March 31, 2015	March 31, 2014
Interest income
Interest and fees on loans
Taxable	$12,733	$12,145
Tax-exempt	115	71
Interest and dividends on securities
Taxable	1,282	1,282
Tax-exempt	612	570
Interest on interest bearing deposits with other banks	1	2
Total interest income	14,743	14,070
Interest expense
Interest on deposits	2,071	2,241
Interest on short-term borrowings	112	53
Interest on long-term borrowings and subordinated debentures	1,040	1,738
Total interest expense	3,223	4,032
Net interest income	11,520	10,038
Provision for loan losses	250	1,000
Net interest income after provision for loan losses	11,270	9,038
Other income
Insurance commissions	1,128	1,181
Service fees related to deposit accounts	976	1,043
Realized securities gains (losses)	480	(22)
Bank owned life insurance income	261	270
Other	294	311
Total other income	3,139	2,783
Other expense
Salaries, commissions, and employee benefits	4,187	3,980
Net occupancy expense	499	541
Equipment expense	535	566
Professional fees	335	316
Amortization of intangibles	50	88
FDIC premiums	330	502
Foreclosed properties expense	208	254
Loss on sale of foreclosed properties	150	75
Write-down of foreclosed properties	572	928
Other	1,338	1,248
Total other expense	8,204	8,498
Income before income taxes	6,205	3,323
Income tax expense	1,920	934
Net Income	4,285	2,389
Dividends on preferred shares	—	193
Net Income applicable to common shares	$4,285	$2,196

Basic earnings per common share	$0.49	$0.29
Diluted earnings per common share	$0.41	$0.25

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2015	2014
Net income	$4,285	$2,389
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of: 2015 - ($1,412), net of deferred taxes of ($522); 2014 - ($1,211), net of deferred taxes of ($448)	(890)	(763)
Net unrealized gain on available for sale debt securities of: 2015 - $729, net of deferred taxes of $270 and reclassification adjustment for net realized gains included in net income of $480; 2014 - $3,186, net of deferred taxes of $1,179 and reclassification adjustment for net realized (losses) included in net income of ($22)	459	2,007
Total comprehensive income	$3,854	$3,633

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2014	$3,419	$5,764	$32,670	$87,719	$2,072	$131,644

Three Months Ended March 31, 2015
Comprehensive income:
Net income	—	—	—	4,285	—	4,285
Other comprehensive (loss)	—	—	—	—	(431)	(431)
Total comprehensive income						3,854
Conversion of Series 2009 Preferred Stock to Common Stock	(3,419)	—	3,413	—	—	(6)
Conversion of Series 2011 Preferred Stock to Common Stock	—	(5,764)	5,757	—	—	(7)
Issuance of 237,753 shares of Common Stock	—	—	2,298	—	—	2,298
Retirement of 100,000 shares of Common Stock	—	—	(1,080)	—	—	(1,080)
Reinvested dividends	—	—	14	(14)	—	—
Common Stock cash dividends declared ($0.08 per share)	—	—	—	(814)	—	(814)
Balance, March 31, 2015	$—	$—	$43,072	$91,176	$1,641	$135,889

Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072

Three Months Ended March 31, 2014
Comprehensive income:
Net income	—	—	—	2,389	—	2,389
Other comprehensive income	—	—	—	—	1,244	1,244
Total comprehensive income						3,633
Exercise of stock options	—	—	15	—	—	15
Conversion of Series 2011 Preferred Stock to Common Stock	—	(12)	12	—	—	—
Series 2009 Preferred Stock cash dividends declared ($20.00 per share)	—	—	—	(74)	—	(74)
Series 2011 Preferred Stock cash dividends declared ($10.00 per share)	—	—	—	(119)	—	(119)
Balance, March 31, 2014	$3,519	$5,764	$24,691	$79,330	$1,223	$114,527

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$4,285	$2,389
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	260	277
Provision for loan losses	250	1,000
Deferred income tax (benefit) expense	81	(144)
Loans originated for sale	(536)	(124)
Proceeds from loans sold	978	445
Securities (gains) losses	(480)	22
Loss on disposal of assets	152	75
Write down of foreclosed properties	572	928
Amortization of securities premiums (accretion of discounts), net	1,252	1,214
Amortization of intangibles, net	53	91
Decrease in accrued interest receivable	274	259
Increase in cash surrender value of bank owned life insurance	(261)	(270)
Increase in other assets	(746)	(76)
Increase in other liabilities	1,420	1,028
Net cash provided by operating activities	7,554	7,114
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	365	2,051
Proceeds from sales of securities available for sale	26,835	18,157
Principal payments received on securities available for sale	8,621	8,782
Purchases of securities available for sale	(35,166)	(20,122)
Purchases of other investments	(2,736)	(692)
Proceeds from sales & redemptions of other investments	1,671	1,897
Net principal payments received on loans	(20,822)	(27,942)
Purchases of premises and equipment	(409)	(110)
Proceeds from sales of other repossessed assets & property held for sale	3,595	1,514
Net cash (used in) investing activities	(18,046)	(16,465)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	(1,706)	51,336
Net decrease in time deposits	(1,313)	(2,518)
Net increase in short-term borrowings	25,352	6,205
Repayment of long-term borrowings	(477)	(40,024)
Repayment of subordinated debt	(11,800)	—
Net proceeds from issuance of common stock	2,298	—
Retirement of common stock	(1,080)	—
Exercise of stock options	—	15
Dividends paid on common stock	(814)	—
Dividends paid on preferred stock	(191)	(194)
Net cash provided by financing activities	10,269	14,820
Increase (decrease) in cash and cash equivalents	(223)	5,469
Cash and cash equivalents:
Beginning	12,510	11,782
Ending	$12,287	$17,251
(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2015	March 31, 2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,242	$4,272
Income taxes	$128	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$714	$1,297

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

The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2014 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2014 and March 31, 2014, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-1, Investments (Topic 323) - Accounting for Investments in Affordable Housing Projects revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. ASU 2014-1 was effective for us on January 1, 2015 and did not have a significant impact on our financial statements.

ASU 2014-4, Receivables (Topic 310) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-4 was effective for us on January 1, 2015 and did not have a significant impact on our financial statements.

ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 was effective for us on January 1, 2015 and did not have a significant impact on our financial statements.

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

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs specifies that debt issuance costs related to a recognized liability are to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for years beginning after December 31, 2015 and is not expected to have a material impact on our financial statements.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$22,837	$—	$22,837	$—
Mortgage backed securities:
Government sponsored agencies	156,815	—	156,815	—
Nongovernment sponsored entities	11,068	—	11,068	—
State and political subdivisions	8,470	—	8,470	—
Corporate debt securities	6,665	—	2,876	3,789
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	76,273	—	76,273	—
Total available for sale securities	$282,135	$—	$278,346	$3,789

Derivative financial liabilities
Interest rate swaps	$4,292	$—	$4,292	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,174	$—	$23,174	$—
Mortgage backed securities:
Government sponsored agencies	149,777	—	149,777	—
Nongovernment sponsored entities	12,145	—	12,145	—
State and political subdivisions	8,694	—	8,694	—
Corporate debt securities	3,776	—	—	3,776
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	85,261	—	85,261	—
Total available for sale securities	$282,834	$—	$279,058	$3,776

Derivative financial liabilities
Interest rate swaps	$2,911	$—	$2,911	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$85	$—	$85	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	170	—	170	—
Construction and development	722	—	722	—
Residential real estate	1,424	—	1,424	—
Total collateral-dependent impaired loans	$2,316	$—	$2,316	$—

Foreclosed properties
Commercial real estate	2,346	—	2,346	—
Construction and development	20,198	—	20,124	74
Residential real estate	1,669	—	773	896
Total foreclosed properties	$24,213	$—	$23,243	$970

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$527	$—	$527	$—

Collateral-dependent impaired loans
Commercial	$44	—	$—	$44
Commercial real estate	344	—	344	—
Construction and development	852	—	852	—
Residential real estate	312	—	312	—
Total collateral-dependent impaired loans	$1,552	$—	$1,508	$44

Foreclosed properties
Commercial real estate	3,892	—	3,892	—
Construction and development	20,952	—	20,841	111
Residential real estate	2,025	—	2,025	—
Total foreclosed properties	$26,869	$—	$26,758	$111

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2015		December 31, 2014
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,287	$12,287	$12,510	$12,510
Securities available for sale	282,135	282,135	282,834	282,834
Other investments	7,247	7,247	6,183	6,183
Loans held for sale, net	85	85	527	527
Loans, net	1,039,669	1,054,159	1,019,842	1,033,890
Accrued interest receivable	5,564	5,564	5,838	5,838
	$1,346,987	$1,361,477	$1,327,734	$1,341,782
Financial liabilities
Deposits	$1,058,308	$1,075,963	$1,061,314	$1,078,406
Short-term borrowings	148,985	148,985	123,633	123,633
Long-term borrowings	77,013	84,146	77,490	84,732
Subordinated debentures	5,000	5,000	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	828	828	812	812
Derivative financial liabilities	4,292	4,292	2,911	2,911
	$1,314,015	$1,338,803	$1,302,549	$1,326,883

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2015			2014
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,285			$2,389
Less preferred stock dividends	—			(193)

Basic EPS	$4,285	8,815,961	$0.49	$2,196	7,453,370	$0.29

Effect of dilutive securities:
Stock options		8,567			9,762
Series 2011 convertible preferred stock	—	1,158,250		119	1,491,250
Series 2009 convertible preferred stock	—	510,545		74	674,545

Diluted EPS	$4,285	10,493,323	$0.41	$2,389	9,628,927	$0.25

Stock option grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2015 and 2014 totaled 128,900 shares and 143,000 shares, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2015, December 31, 2014, and March 31, 2014 are summarized as follows:

	March 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$21,650	$1,227	$40	$22,837
Residential mortgage-backed securities:
Government-sponsored agencies	153,904	3,412	501	156,815
Nongovernment-sponsored entities	11,034	105	71	11,068
State and political subdivisions
General obligations	1,617	34	—	1,651
Water and sewer revenues	1,969	21	—	1,990
Lottery/casino revenues	3,084	9	28	3,065
Other revenues	1,697	67	—	1,764
Corporate debt securities	6,675	—	10	6,665
Total taxable debt securities	201,630	4,875	650	205,855
Tax-exempt debt securities
State and political subdivisions
General obligations	47,947	2,050	136	49,861
Water and sewer revenues	10,302	278	1	10,579
Special tax revenues	2,272	53	—	2,325
Lottery/casino revenues	2,800	163	—	2,963
Other revenues	10,246	313	14	10,545
Total tax-exempt debt securities	73,567	2,857	151	76,273
Equity securities	7	—	—	7
Total available for sale securities	$275,204	$7,732	$801	$282,135

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,153	$1,073	$52	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	147,951	2,599	773	149,777
Nongovernment-sponsored entities	12,051	142	48	12,145
State and political subdivisions
General obligations	1,975	2	33	1,944
Water and sewer revenues	1,976	14	7	1,983
Other revenues	4,696	73	2	4,767
Corporate debt securities	3,776	—	—	3,776
Total taxable debt securities	194,578	3,903	915	197,566
Tax-exempt debt securities
State and political subdivisions
General obligations	49,515	2,338	12	51,841
Water and sewer revenues	11,258	244	3	11,499
Lease revenues	4,617	75	10	4,682
Lottery/casino revenues	3,811	206	9	4,008
Other revenues	12,845	404	18	13,231
Total tax-exempt debt securities	82,046	3,267	52	85,261
Equity securities	7	—	—	7
Total available for sale securities	$276,631	$7,170	$967	$282,834

	March 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$27,658	$736	$78	$28,316
Residential mortgage-backed securities:
Government-sponsored agencies	142,644	2,230	1,060	143,814
Nongovernment-sponsored agencies	10,429	377	19	10,787
State and political subdivisions:
General obligations	5,681	7	209	5,479
Water and sewer revenues	2,389	8	60	2,337
Other revenues	3,021	—	106	2,915
Corporate debt securities	3,977	25	4	3,998
Total taxable debt securities	195,799	3,383	1,536	197,646
Tax-exempt debt securities:
State and political subdivisions:
General obligations	45,761	1,109	504	46,366
Water and sewer revenues	14,033	64	110	13,987
Lease revenues	9,079	47	168	8,958
Lottery/casino revenues	4,428	102	79	4,451
Other revenues	10,334	115	69	10,380
Total tax-exempt debt securities	83,635	1,437	930	84,142
Equity securities	77	—	—	77
Total available for sale securities	$279,511	$4,820	$2,466	$281,865

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

West Virginia	$13,083	$314	$1	$13,396
Illinois	12,503	378	26	12,855
California	10,999	527	25	11,501
Ohio	7,621	39	26	7,634
Washington	5,845	283	40	6,088

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

The maturities, amortized cost and estimated fair values of securities at March 31, 2015, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$63,900	$65,018
Due from one to five years	98,613	100,486
Due from five to ten years	24,470	25,230
Due after ten years	88,214	91,394
Equity securities	7	7
	$275,204	$282,135

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2015 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$26,835	$365	$8,621	$549	$69

We held 44 available for sale securities having an unrealized loss at March 31, 2015.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2015 and December 31, 2014, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,599	$40	$3,599	$40
Residential mortgage-backed securities:
Government-sponsored agencies	26,814	457	4,080	44	30,894	501
Nongovernment-sponsored entities	6,718	71	—	—	6,718	71
State and political subdivisions:
Lottery/casino revenues	1,834	28	—	—	1,834	28
Corporate debt securities	2,875	10	—	—	2,875	10
Tax-exempt debt securities
State and political subdivisions:
General obligations	10,165	136	—	—	10,165	136
Water and sewer revenues	284	1	—	—	284	1
Other revenues	573	8	267	6	840	14
Total temporarily impaired securities	49,263	711	7,946	90	57,209	801
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,263	$711	$7,946	$90	$57,209	$801

	December 31, 2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,912	$(52)	$3,912	$(52)
Residential mortgage-backed securities:
Government-sponsored agencies	36,825	(535)	21,915	(238)	58,740	(773)
Nongovernment-sponsored entities	5,488	(44)	2,163	(4)	7,651	(48)
State and political subdivisions:
General obligations	—	—	316	(33)	316	(33)
Water and sewer revenues	—	—	817	(7)	817	(7)
Other revenues	1,098	(2)	—	—	1,098	(2)
Tax-exempt debt securities
State and political subdivisions:
General obligations	3,708	(8)	438	(4)	4,146	(12)
Water and sewer revenues	721	(3)	—	—	721	(3)
Lease revenues	—	—	1,168	(10)	1,168	(10)
Lottery/casino revenues	—	—	1,126	(9)	1,126	(9)
Other revenues	1,247	(8)	846	(10)	2,093	(18)
Total temporarily impaired securities	49,087	(600)	32,701	(367)	81,788	(967)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,087	$(600)	$32,701	$(367)	$81,788	$(967)

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

Loans are summarized as follows:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Commercial	$89,928	$88,590	$93,517
Commercial real estate
Owner-occupied	180,269	157,783	150,025
Non-owner occupied	325,764	317,136	297,197
Construction and development
Land and land development	66,558	67,881	67,342
Construction	19,094	28,591	18,327
Residential real estate
Non-jumbo	219,938	220,071	215,665
Jumbo	50,492	52,879	51,406
Home equity	68,894	67,115	56,161
Consumer	18,485	19,456	19,106
Other	11,074	11,507	5,037
Total loans, net of unearned fees	1,050,496	1,031,009	973,783
Less allowance for loan losses	10,827	11,167	11,069
Loans, net	$1,039,669	$1,019,842	$962,714

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2015 and 2014 and December 31, 2014.

	At March 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$388	$—	$744	$1,132	$88,796	$—
Commercial real estate
Owner-occupied	119	—	629	748	179,521	—
Non-owner occupied	664	—	406	1,070	324,694	—
Construction and development
Land and land development	1,376	1,361	4,980	7,717	58,841	—
Construction	—	—	—	—	19,094	—
Residential mortgage
Non-jumbo	2,891	1,090	1,888	5,869	214,069	—
Jumbo	—	—	713	713	49,779	—
Home equity	395	—	172	567	68,327	—
Consumer	139	62	22	223	18,262	—
Other	—	—	—	—	11,074	—
Total	$5,972	$2,513	$9,554	$18,039	$1,032,457	$—

	At December 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$328	$117	$330	$775	$87,815	$—
Commercial real estate
Owner-occupied	121	194	801	1,116	156,667	—
Non-owner occupied	146	—	406	552	316,584	—
Construction and development
Land and land development	346	2,002	4,253	6,601	61,280	—
Construction	—	—	—	—	28,591	—
Residential mortgage
Non-jumbo	4,104	2,719	1,498	8,321	211,750	—
Jumbo	—	—	2,626	2,626	50,253	—
Home equity	1,067	94	83	1,244	65,871	—
Consumer	260	42	63	365	19,091	—
Other	—	—	—	—	11,507	—
Total	$6,372	$5,168	$10,060	$21,600	$1,009,409	$—

	At March 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$52	$50	$796	$898	$92,619	$—
Commercial real estate
Owner-occupied	—	236	125	361	149,664	—
Non-owner occupied	1,076	—	768	1,844	295,353	—
Construction and development
Land and land development	754	—	6,123	6,877	60,465	—
Construction	—	—	—	—	18,327	—
Residential mortgage
Non-jumbo	2,780	804	1,821	5,405	210,260	—
Jumbo	712	—	—	712	50,694	—
Home equity	75	—	69	144	56,017	—
Consumer	207	32	45	284	18,822	—
Other	—	—	—	—	5,037	—
Total	$5,656	$1,122	$9,747	$16,525	$957,258	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2015, December 31, 2014 and March 31, 2014.

	March 31,		December 31,
Dollars in thousands	2015	2014	2014
Commercial	$788	$866	$392
Commercial real estate
Owner-occupied	934	2,404	1,218
Non-owner occupied	406	430	626
Construction and development
Land & land development	5,333	10,252	4,619
Construction	—	—	—
Residential mortgage
Non-jumbo	3,429	2,593	2,663
Jumbo	713	—	2,626
Home equity	349	297	267
Consumer	65	73	83
Total	$12,017	$16,915	$12,494

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	March 31,		December 31,	Method used to measure impairment
Loan Category	2015	2014	2014
Commercial	$44	$899	$132	Fair value of collateral
	337	—	362	Discounted cash flow
Commercial real estate
Owner-occupied	5,665	4,856	1,683	Fair value of collateral
	9,056	7,598	9,124	Discounted cash flow
Non-owner occupied	1,633	518	508	Fair value of collateral
	6,184	5,259	5,999	Discounted cash flow
Construction and development
Land & land development	11,733	16,107	11,998	Fair value of collateral
	2,286	1,457	2,310	Discounted cash flow
Residential mortgage
Non-jumbo	1,719	3,450	1,676	Fair value of collateral
	4,677	2,603	5,252	Discounted cash flow
Jumbo	5,672	6,644	7,594	Fair value of collateral
	884	2,086	886	Discounted cash flow
Home equity	186	186	285	Fair value of collateral
	523	—	523	Discounted cash flow
Consumer	2	40	2	Fair value of collateral
	78	—	82	Discounted cash flow
Total	$50,679	$51,703	$48,416

The following tables present loans individually evaluated for impairment at March 31, 2015, December 31, 2014 and March 31, 2014.

	March 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$381	$381	$—	$381	$21
Commercial real estate
Owner-occupied	9,312	9,312	—	5,364	180
Non-owner occupied	5,183	5,185	—	3,858	180
Construction and development
Land & land development	13,121	13,121	—	13,121	436
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,763	3,772	—	3,772	167
Jumbo	5,669	5,672	—	5,672	235
Home equity	710	709	—	709	31
Consumer	80	80	—	80	7
Total without a related allowance	$38,219	$38,232	$—	$32,957	$1,257

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	5,409	5,409	255	5,409	215
Non-owner occupied	2,632	2,632	21	2,632	123
Construction and development
Land & land development	898	898	176	898	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,623	2,624	276	2,624	119
Jumbo	883	884	43	884	44
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,445	$12,447	$771	$12,447	$501

Total
Commercial	$36,936	$36,938	$452	$31,663	$1,155
Residential real estate	13,648	13,661	319	13,661	596
Consumer	80	80	—	80	7
Total	$50,664	$50,679	$771	$45,404	$1,758

	December 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$370	$369	$—	$430	$27
Commercial real estate
Owner-occupied	5,362	5,361	—	5,309	192
Non-owner occupied	3,645	3,647	—	4,420	199
Construction and development
Land & land development	13,410	13,410	—	14,149	483
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,289	4,300	—	3,853	185
Jumbo	7,589	7,594	—	7,761	241
Home equity	809	808	—	265	14
Consumer	84	84	—	36	2
Total without a related allowance	$35,558	$35,573	$—	$36,223	$1,343

With a related allowance
Commercial	$125	$125	$81	$38	$—
Commercial real estate
Owner-occupied	5,446	5,446	287	5,461	216
Non-owner occupied	2,860	2,860	74	1,003	40
Construction and development
Land & land development	898	898	46	933	42
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,627	2,628	282	2,093	98
Jumbo	885	886	46	892	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,841	$12,843	$816	$10,420	$441

Total
Commercial	$32,116	$32,116	$488	$31,743	$1,199
Residential real estate	16,199	16,216	328	14,864	583
Consumer	84	84	—	36	2
Total	$48,399	$48,416	$816	$46,643	$1,784

	March 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$824	$824	$—	$824	$27
Commercial real estate
Owner-occupied	7,836	7,836	—	7,836	231
Non-owner occupied	5,035	5,037	—	5,037	249
Construction and development
Land & land development	11,793	11,793	—	11,793	323
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,209	3,217	—	3,217	140
Jumbo	7,828	7,833	—	7,833	401
Home equity	186	186	—	186	11
Consumer	40	40	—	40	3
Total without a related allowance	$36,751	$36,766	$—	$36,766	$1,385

With a related allowance
Commercial	$75	$75	$18	$75	$5
Commercial real estate
Owner-occupied	4,618	4,618	324	4,618	213
Non-owner occupied	740	740	85	740	28
Construction and development
Land & land development	5,771	5,771	2,553	5,771	40
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,835	2,836	337	2,836	134
Jumbo	896	897	56	897	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$14,935	$14,937	$3,373	$14,937	$465

Total
Commercial	$36,692	$36,694	$2,980	$36,694	$1,116
Residential real estate	14,954	14,969	393	14,969	731
Consumer	40	40	—	40	3
Total	$51,686	$51,703	$3,373	$51,703	$1,850

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $32.9 million, of which $30.2 million were current with respect to restructured contractual payments at March 31, 2015, and $34.7 million, of which $32.2 million were current with respect to restructured contractual payments at December 31, 2014.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

There were no TDRs that were restructured during the three months ended March 31, 2015 or 2014.  Generally, modifications are extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2015
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date
Commercial	1	$27
Commercial real estate
Owner-occupied	—	—
Non-owner occupied	—	—
Construction and development
Land & land development	—	—
Construction	—	—
Residential real estate
Non-jumbo	3	833
Jumbo	—	—
Home equity	—	—
Consumer	1	17
Total	5	$877

The following table details the activity regarding TDRs by loan type for the three months and three months ended March 31, 2015, and the related allowance on TDRs.

For the Three Months Ended March 31, 2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2015	$5,786	$—	$410	$9,501	$6,219	$6,245	$5,937	$523	$50	$—	$34,671
Additions	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(28)	—	(29)	(73)	(35)	(423)	(1,206)	—	(4)	—	(1,798)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2015	$5,758	$—	$381	$9,428	$6,184	$5,822	$4,731	$523	$46	$—	$32,873

Allowance related to troubled debt restructurings	$168	$—	$—	$209	$21	$276	$43	$—	$—	$—	$717

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014
Pass	$52,284	$53,873	$19,094	$28,591	$87,582	$86,361	$177,752	$155,189	$315,360	$306,710
OLEM (Special Mention)	2,452	1,673	—	—	1,702	1,837	1,275	1,064	3,798	8,933
Substandard	11,822	12,335	—	—	644	392	1,242	1,530	6,606	1,493
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$66,558	$67,881	$19,094	$28,591	$89,928	$88,590	$180,269	$157,783	$325,764	$317,136

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2015	12/31/2014	3/31/2014	3/31/2015	12/31/2014	3/31/2014
Residential real estate
Non-jumbo	$216,509	$217,408	$213,071	$3,429	$2,663	$2,594
Jumbo	49,779	50,253	51,406	713	2,626	—
Home Equity	68,545	66,848	55,865	349	267	296
Consumer	18,420	19,373	19,033	65	83	73
Other	11,074	11,507	5,037	—	—	—
Total	$364,327	$365,389	$344,412	$4,556	$5,639	$2,963

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2015 and 2014, and for the year ended December 31, 2014 is as follows:

	Three Months Ended March 31,		Year Ended December 31,
Dollars in thousands	2015	2014	2014

Balance, beginning of year	$11,167	$12,659	$12,659
Losses:
Commercial	77	390	390
Commercial real estate
Owner occupied	266	11	11
Non-owner occupied	—	—	—
Construction and development
Land and land development	180	2,376	3,535
Construction	—	—	—
Residential real estate
Non-jumbo	160	9	435
Jumbo	—	8	65
Home equity	32	—	14
Consumer	43	45	265
Other	24	23	118
Total	782	2,862	4,833
Recoveries:
Commercial	2	6	34
Commercial real estate
Owner occupied	3	7	40
Non-owner occupied	2	3	318
Construction and development
Land and land development	11	26	298
Construction	—	—	—
Real estate - mortgage
Non-jumbo	7	20	87
Jumbo	95	163	163
Home equity	1	2	4
Consumer	49	20	74
Other	22	25	73
Total	192	272	1,091
Net losses	590	2,590	3,742
Provision for loan losses	250	1,000	2,250
Balance, end of period	$10,827	$11,069	$11,167

Activity in the allowance for loan losses by loan class during the first three months of 2015 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167
Charge-offs	180	—	77	266	—	160	—	32	43	24	782
Recoveries	11	—	2	3	2	7	95	1	49	22	192
Provision	370	(183)	9	571	(25)	125	(613)	103	(24)	(83)	250
Ending balance	$3,618	$244	$1,138	$1,235	$1,293	$1,252	$1,563	$259	$79	$146	$10,827

Allowance related to:
Loans individually evaluated for impairment	$176	$—	$—	$255	$21	$276	$43	$—	$—	$—	$771
Loans collectively evaluated for impairment	3,442	244	1,138	980	1,272	976	1,520	259	79	146	10,056
Total	$3,618	$244	$1,138	$1,235	$1,293	$1,252	$1,563	$259	$79	$146	$10,827

Loans
Loans individually evaluated for impairment	$14,019	$—	$381	$14,721	$7,817	$6,347	$6,556	$709	$79	$—	$50,629
Loans collectively evaluated for impairment	52,539	19,094	89,547	165,548	317,947	213,591	43,936	68,185	18,406	11,074	$999,867
Total	$66,558	$19,094	$89,928	$180,269	$325,764	$219,938	$50,492	$68,894	$18,485	$11,074	$1,050,496

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2015 and other intangible assets by reporting unit at March 31, 2015 and December 31, 2014.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2014	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, March 31, 2015	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2015			December 31, 2014
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,550	1,550	—	1,500	1,500
Net carrying amount	$—	$1,450	$1,450	$—	$1,500	$1,500

We recorded amortization expense of approximately $50,000 for the three months ended March 31, 2015 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2015 through 2019.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2015 and 2014 and December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Demand deposits, interest bearing	$196,606	$204,030	$195,898
Savings deposits	257,687	253,578	228,854
Time deposits	486,966	488,279	528,433
Total	$941,259	$945,887	$953,185

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $139.5 million, $146.9 million and $160.4 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2015 is as follows:

Dollars in thousands
Nine month period ending December 31, 2015	$143,413
Year ending December 31, 2016	144,477
Year ending December 31, 2017	57,461
Year ending December 31, 2018	46,888
Year ending December 31, 2019	35,457
Thereafter	59,270
Total	$486,966

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2015:

Dollars in thousands	Amount	Percent
Three months or less	$42,686	11.9%
Three through six months	25,577	7.1%
Six through twelve months	58,303	16.3%
Over twelve months	232,072	64.7%
Total	$358,638	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2015		2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$141,550	$7,435	$60,000	$8,974
Average balance outstanding for the period	139,590	5,189	66,205	8,971
Maximum balance outstanding at any month end during period	141,780	7,435	80,000	8,974
Weighted average interest rate for the period	0.31%	0.25%	0.28%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.32%	0.25%	0.31%	0.25%

	Year Ended December 31, 2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$120,950	$2,683
Average balance outstanding for the period	94,982	5,804
Maximum balance outstanding at any month end during period	136,800	8,976
Weighted average interest rate for the period	0.31%	0.25%
Weighted average interest rate for balances outstanding at December 31	0.31%	0.25%

Long-term borrowings:  Our long-term borrowings of $77.0 million, $77.5 million and $123.5 million at March 31, 2015, December 31, 2014, and March 31, 2014 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at March 31,		Balance at December 31,
Dollars in thousands	2015	2014	2014
Long-term FHLB advances	$951	$42,576	$977
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	4,062	8,916	4,513
Total	$77,013	$123,492	$77,490

The term loan at March 31, 2015 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2015 was 4.32% compared to 3.95% for the first three months of 2014.

Subordinated debentures:  We have subordinated debt totaling $5.0 million at March 31, 2015 and $16.8 million at December 31, 2014, and March 31, 2014.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

During first quarter 2015, we prepaid in full the $6.8 million subordinated debentures issued in 2009 and prepaid $5.0 million of the subordinated debentures issued in 2008.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2015, December 31, 2014, and March 31, 2014.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2015	$1,432	$5,000	$—
	2016	28,911	—	—
	2017	918	—	—
	2018	45,017	—	—
	2019	18	—	—
	Thereafter	717	—	19,589
		$77,013	$5,000	$19,589

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

The fair value of our employee stock options granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.  There were no options granted during the first three months of 2015 or 2014.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2015 and 2014, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015		2014
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding, January 1	157,170	$20.43	185,410	$19.59
Granted	—	—	—	—
Exercised	—	—	(3,200)	4.63
Forfeited	—	—	—	—
Expired	—	—	(2,300)	17.43
Outstanding, March 31	157,170	$20.43	179,910	$19.88

Other information regarding options outstanding and exercisable at March 31, 2015 is as follows:

	Options Outstanding				Options Exercisable
Range of exercise price	# of shares	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of shares	WAEP	Aggregate Intrinsic Value (in thousands)
2.54 - $6.00	10,750	$4.36	4.46	$81	9,750	$4.55	$72
6.01 - 10.00	17,520	8.93	2.65	53	17,520	8.93	53
10.01 - 17.50	—	—	—	—	—	—	—
17.51 - 20.00	30,900	17.80	2.26	—	30,900	17.80	—
20.01 - 25.93	98,000	25.08	1.54	—	98,000	25.08	—
	157,170	20.43		$134	156,170	20.54	$125

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2015
Commitments to extend credit:
Revolving home equity and credit card lines	$54,768
Construction loans	24,633
Other loans	44,935
Standby letters of credit	2,599
Total	$126,935

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

NOTE 13.  PREFERRED STOCK

On March 12, 2015, we converted all outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009, $1.00 par value, with a liquidation preference of $1,000 per share (the “Series 2009 Preferred Stock”) and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011, $1.00 par value, with a liquidation preference of $500 per share (the “Series 2011 Preferred Stock”) to common shares.

NOTE 14.  COMMON STOCK ISSUANCES

We entered into a Securities Purchase Agreement ("SPA") with Castle Creek Capital Partners V, LP ("Castle Creek") on August 25, 2014. In accordance with the terms of the SPA, we agreed to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek in a private placement. The private placement with Castle Creek consisted of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 was consummated on March 17, 2015 and was conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011 ("the Conversions"), in accordance with the terms of our Articles of Incorporation, as amended.

We also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding Castle Creek, will be offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares that will be offered for sale in connection with the Rights Offering is 256,410 and, if all shares offered are purchased, the Company expects to yield total gross proceeds of $2.5 million, prior to any fees and expenses associated with the sale. The Rights have been distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common

Stock owned by each shareholder as of April 10, 2015, the record date used in connection with the Rights Offering. The Rights Offering expires May 29, 2015.

NOTE 15.  REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2015, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2014 Annual Report on Form 10-K for further discussion of Basel III.
The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of March 31, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below as of March 31, 2015 reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
CET1 (to risk weighted assets)
Summit	$127,848	11.4%	$78,503	7.0%	$72,896	6.5%
Summit Community	151,685	13.5%	78,651	7.0%	73,034	6.5%
Tier I Capital (to risk weighted assets)
Summit	146,848	13.1%	95,283	8.5%	89,678	8.0%
Summit Community	151,685	13.5%	95,505	8.5%	89,887	8.0%
Total Capital (to risk weighted assets)
Summit	157,675	14.1%	117,418	10.5%	111,826	10.0%
Summit Community	162,512	14.5%	117,681	10.5%	112,077	10.0%
Tier I Capital (to average assets)
Summit	146,848	10.1%	58,158	4.0%	72,697	5.0%
Summit Community	151,685	10.5%	57,785	4.0%	72,231	5.0%

Summit's, as well as Summit Community's, actual capital amounts and ratios as of December 31, 2014, as computed under the regulatory capital rules then in effect, are presented in the following table.

	Actual		Minimum Required Capital		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Tier I Capital (to risk weighted assets)
Summit	141,589	13.3%	42,583	4.0%	63,875	6.0%
Summit Community	150,653	14.2%	42,437	4.0%	63,656	6.0%
Total Capital (to risk weighted assets)
Summit	158,196	14.9%	84,937	8.0%	106,172	10.0%
Summit Community	161,820	15.3%	84,612	8.0%	105,765	10.0%
Tier I Capital (to average assets)
Summit	141,589	9.9%	57,208	4.0%	71,510	5.0%
Summit Community	150,653	10.6%	56,850	4.0%	71,063	5.0%

NOTE  16.  SEGMENT INFORMATION

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

	Three Months Ended March 31, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,751	$—	$(231)	$—	$11,520
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,501	—	(231)	—	11,270
Other income	1,849	1,290	283	(283)	3,139
Other expenses	6,857	1,055	575	(283)	8,204
Income (loss) before income taxes	6,493	235	(523)	—	6,205
Income tax expense (benefit)	2,035	64	(179)	—	1,920
Net income (loss)	4,458	171	(344)	—	4,285
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$4,458	$171	$(344)	$—	$4,285
Inter-segment revenue (expense)	$(256)	$(27)	$283	$—	$—
Average assets	$1,488,109	$5,893	$168,954	$(208,885)	$1,454,071

	Three Months Ended March 31, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$10,511	$—	$(473)	$—	$10,038
Provision for loan losses	1,000	—	—	—	1,000
Net interest income after provision for loan losses	9,511	—	(473)	—	9,038
Other income	1,410	1,373	293	(293)	2,783
Other expenses	7,349	1,028	414	(293)	8,498
Income (loss) before income taxes	3,572	345	(594)	—	3,323
Income tax expense (benefit)	982	121	(169)	—	934
Net income (loss)	2,590	224	(425)	—	2,389
Dividends on preferred shares	—	—	193	—	193
Net income (loss) applicable to common shares	$2,590	$224	$(618)	$—	$2,196
Inter-segment revenue (expense)	$(264)	$(29)	$293	$—	$—
Average assets	$1,442,219	$5,978	$160,346	$(216,040)	$1,392,503

NOTE  17.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the cash flows of certain liabilities and the fair values of certain assets.  Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based upon a notional amount and an underlying as specified in the contract.  A notional amount represents the number of units of a specific item, such as currency units.  An underlying represents a variable, such as an interest rate or price index.  The amount of cash or other asset delivered from one party to the other is determined based upon the interaction of the notional amount of the contract with the underlying.  Derivatives can also be implicit in certain contracts and commitments.

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

On January 15, 2015, we entered into a $9.95 million notional pay fixed/receive variable interest rate swap to hedge the fair value variability of a commercial fixed rate loan with the same principal, amortization, and maturity terms of the underlying loan, which is designated as a fair value hedge. Under the terms of the swap, we will pay a fixed rate of 4.33% for a 10 year period.

A summary of our derivative financial instruments as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$4,323	$—

	March 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial loan	$9,950	$31	$—	$—

	December 31, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$2,911	$—

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2014 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets increased by 6.18% for the first three months in 2015 compared to the same period of 2014 while our net interest earnings on a tax equivalent basis increased 14.72%.  Our tax equivalent net interest margin increased 26 basis points as our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2015	2014
Community banking	$4,458	$2,590
Insurance & financial services	171	224
Parent	(344)	(618)
Consolidated net income	$4,285	$2,196

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2014 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 6 to the consolidated financial statements of our 2014 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2014 Annual Report on Form 10-K.

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

Deferred Income Tax Assets:  At March 31, 2015, we had net deferred tax assets of $10.5 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2015.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2015 increased to $4.3 million, or $0.41 per diluted share as compared to $2.2 million or $0.25 per diluted share for the same period of 2014. Earnings for the quarter ended March 31, 2015 were positively impacted by increased net interest income and lower provisions for loan losses.  Included in earnings for the three months ended March 31, 2015 was $150,000 in losses on the sales of foreclosed properties, and $572,000 of charges resulting from the write down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first three months of 2015 were 12.79% and 1.18%, respectively, compared with 8.46% and 0.69% for the same period of 2014.

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

Our net interest income on a fully tax-equivalent basis totaled $11.9 million for the three months ended March 31, 2015, or $551,000 or 4.9% higher compared to the $11.3 million for the linked quarter and $1.5 million or 14.7% more than the $10.4 million for the same period of 2014.  Compared to the linked quarter, our tax-equivalent earnings on interest earning assets increased $273,000, while the cost of interest bearing liabilities declined $278,000 (see Table II).  Compared to the prior year first quarter, our tax-equivalent earnings on interest earning assets increased $717,000, while the cost of interest bearing liabilities declined $809,000

Average interest earning assets increased 2.1% from $1.32 billion during the fourth quarter of 2014 to $1.34 billion for the first three months of 2015.  Average interest bearing liabilities increased 0.6% from $1.18 billion at December 31, 2014 to $1.19 billion at March 31, 2015, at an average cost for the first three months of 2015 of 1.10% compared to 1.17% for the linked quarter. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, short term borrowings, and equity issuances.

Average interest earning assets increased 6.2% from $1.26 billion during the first three months of 2014 to $1.34 billion for the first three months of 2015, while average interest bearing liabilities increased only 1.3% from $1.18 billion at March 31, 2014 to $1.19 billion at March 31, 2015. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in noninterest bearing deposits, and growth in equity.

Our consolidated net interest margin increased to 3.59% for the three months ended March 31, 2015, compared to 3.42% for the linked quarter and 3.33% for the same period in 2014. For the three months ended March 31, 2015 compared to December 31, 2014, the yields on earning assets increased 9 basis points, while the cost of our interest bearing funds decreased by 7 basis points. For the three months ended March 31, 2015 compared to March 31, 2014, the yields on earning assets decreased 5 basis points, while the cost of our interest bearing funds decreased by 29 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	March 31, 2015			December 31, 2014			March 31, 2014
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,035,610	$12,734	4.99%	$1,006,641	$12,562	4.95%	$957,482	$12,145	5.14%
Tax-exempt (2)	12,567	174	5.62%	9,488	158	6.61%	5,830	108	7.51%
Securities
Taxable	211,471	1,281	2.46%	207,577	1,127	2.15%	216,900	1,281	2.4%
Tax-exempt (2)	76,012	927	4.95%	83,729	995	4.71%	75,437	864	4.64%
Federal funds sold and interest bearing deposits with other banks	7,081	1	0.06%	8,102	2	0.10%	8,923	2	0.09%
Total interest earning assets	1,342,741	15,117	4.57%	1,315,537	14,844	4.48%	1,264,572	14,400	4.62%
Noninterest earning assets
Cash & due from banks	3,679			3,654			3,897
Premises and equipment	20,203			20,149			20,582
Property held for sale	36,791			44,742			52,901
Other assets	61,894			62,725			63,520
Allowance for loan losses	(11,237)			(11,239)			(12,969)
Total assets	$1,454,071			$1,435,568			$1,392,503
Interest bearing liabilities
Interest bearing demand deposits	$199,840	$58	0.12%	$199,932	$60	0.12%	186,982	52	0.11%
Savings deposits	254,398	428	0.68%	254,986	443	0.69%	208,529	319	0.62%
Time deposits	485,975	1,585	1.32%	489,884	1,627	1.32%	530,117	1,870	1.43%
Short-term borrowings	144,779	112	0.31%	124,001	97	0.31%	75,177	53	0.29%
Long-term borrowings and capital trust securities	105,741	1,040	3.99%	114,533	1,274	4.41%	174,559	1,738	4.04%
Total interest bearing liabilities	1,190,733	3,223	1.10%	1,183,336	3,501	1.17%	1,175,364	4,032	1.39%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	115,198			113,926			95,138
Other liabilities	14,096			11,633			9,037
Total liabilities	1,320,027			1,308,895			1,279,539
Shareholders' equity - preferred	7,244			9,249			9,291
Shareholders' equity - common	126,800			117,424			103,673
Total liabilities and shareholders' equity	$1,454,071			$1,435,568			$1,392,503
Net interest earnings		$11,894			$11,343			$10,368
Net yield on interest earning assets			3.59%			3.42%			3.33%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $374,000 and $331,000 for the periods ended March 31, 2015 and March 31, 2014, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015 versus December 31, 2014			March 31, 2015 versus March 31, 2014
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$358	$(186)	$172	$969	$(380)	$589
Tax-exempt	45	(29)	16	99	(33)	66
Securities
Taxable	21	133	154	(32)	32	—
Tax-exempt	(94)	26	(68)	7	56	63
Federal funds sold and interest bearing deposits with other banks	—	(1)	(1)	—	(1)	(1)
Total interest earned on interest earning assets	330	(57)	273	1,043	(326)	717

Interest paid on:
Interest bearing demand deposits	—	(2)	(2)	4	2	6
Savings deposits	(1)	(14)	(15)	75	34	109
Time deposits	(13)	(29)	(42)	(150)	(135)	(285)
Short-term borrowings	16	(1)	15	53	6	59
Long-term borrowings and capital trust securities	(93)	(141)	(234)	(677)	(21)	(698)
Total interest paid on interest bearing liabilities	(91)	(187)	(278)	(695)	(114)	(809)

Net interest income	$421	$130	$551	$1,738	$(212)	$1,526

Noninterest Income

Total noninterest income increased to $3.1 million for the first three months of 2015, compared to $2.8 million for the same period of 2014.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2015	2014
Insurance commissions	$1,128	$1,181
Service fees related to deposit accounts	976	1,043
Realized securities gains (losses)	480	(22)
Bank owned life insurance income	261	270
Other	294	311
Total	$3,139	$2,783

Noninterest Expense

Total noninterest expense decreased 3.5% for the three months ended March 31, 2015, as compared to the same period in 2014, with lower write-downs of foreclosed properties and lower FDIC premiums having the largest positive impacts.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2015	$	%	2014
Salaries, commissions, and employee benefits	$4,187	$207	5.2%	$3,980
Net occupancy expense	499	(42)	(7.8)%	541
Equipment expense	535	(31)	(5.5)%	566
Professional fees	335	19	6.0%	316
Amortization of intangibles	50	(38)	(43.2)%	88
FDIC premiums	330	(172)	(34.3)%	502
Foreclosed properties expense	208	(46)	(18.1)%	254
Loss on sales of foreclosed properties	150	75	100.0%	75
Write-downs of foreclosed properties	572	(356)	(38.4)%	928
Other	1,338	90	7.2%	1,248
Total	$8,204	$(294)	(3.5)%	$8,498

Salaries, commissions, and employee benefits: These expenses are 5.2% higher in first quarter 2015 compared to first quarter 2014 due to an increase in number of employees and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year. We anticipate an average 3% increase in salaries and wages beginning April 1, 2015.

FDIC premiums: FDIC premiums decreased 34.3% during the first three months of 2015, reflecting a reduction in rate due to Summit Community's release from its MOU in late 2014. These lower levels will continue throughout 2015.

Write-downs of foreclosed properties: Management anticipates write-downs of foreclosed properties to their fair values to trend lower in 2015 than in recent years.

Credit Experience

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

We recorded $250,000 and $1.0 million provisions for loan losses for the first three months of 2015 and 2014, respectively.  This decline is a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2014.

Table V - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2015	2014	2014
Accruing loans past due 90 days or more	$—	$—	$—
Nonaccrual loans
Commercial	788	866	392
Commercial real estate	1,340	2,834	1,844
Commercial construction and development	—	3,653	—
Residential construction and development	5,333	6,599	4,619
Residential real estate	4,491	2,890	5,556
Consumer	65	73	83
Total nonaccrual loans	12,017	16,915	12,494
Foreclosed properties
Commercial	110	—	110
Commercial real estate	3,657	8,523	5,204
Commercial construction and development	10,191	11,097	10,179
Residential construction and development	17,590	20,640	19,267
Residential real estate	2,819	11,981	2,769
Total foreclosed properties	34,367	52,241	37,529
Repossessed assets	55	28	221
Total nonperforming assets	$46,439	$69,184	$50,244
Total nonperforming loans as a percentage of total loans	1.14%	1.74%	1.21%
Total nonperforming assets as a percentage of total assets	3.18%	4.92%	3.48%
Allowance for loan losses as a percentage of nonperforming loans	90.10%	65.44%	89.38%
Allowance for loan losses as a percentage of period end loans	1.03%	1.14%	1.08%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2015 and 2014.

Table VI - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2015	2014
Beginning balance	$37,529	$53,392
Acquisitions	714	1,277
Improvements	16	—
Disposals	(3,320)	(1,500)
Writedowns to fair value	(572)	(928)
Balance March 31	$34,367	$52,241

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings and to Note 7 for a summary of the methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for loan losses.

Relationship between Allowance for Loan Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship between the allowance for loan losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as they deteriorate over time. Reserves for loans are established at origination through the quantitative and qualitative reserve process discussed in the accompanying Note 7 to the financial statements.

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

At March 31, 2015, December 31, 2014, and March 31, 2014, our allowance for loan losses totaled $10.8 million, or 1.03% of total loans, $11.2 million, or 1.08% of total loans and $11.1 million, or 1.14% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At March 31, 2015, December 31, 2014, and March 31, 2014, we had approximately $34.4 million, $53.4 million and $52.2 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.460 billion at March 31, 2015, compared to $1.444 billion at December 31, 2014, representing a 1.2% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2014 and March 31, 2015.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance March 31,
Dollars in thousands	2014	Amount	Percentage	2015
Assets
Securities available for sale	$282,834	(699)	(0.2)%	$282,135
Loans, net of unearned interest	1,019,842	19,827	1.9%	1,039,669
Liabilities
Deposits	$1,061,314	$(3,006)	(0.3)%	$1,058,308
Short-term borrowings	123,633	25,352	20.5%	148,985
Long-term borrowings	77,490	(477)	(0.6)%	77,013
Subordinated debentures	16,800	(11,800)	(70.2)%	5,000

Loan growth of 1.9% during the first three months of 2015 occurred principally in the commercial real estate portfolio, and was funded primarily with short-term borrowings.

Deposits decreased approximately $3.0 million during the first three months of 2015; savings deposits increased approximately $4.1 million while checking accounts and time deposits decreased $5.8 million and $1.3 million, respectively.

The decrease in subordinated debentures is attributable to the prepayment of subordinated debentures during the first three months of 2015.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2015 and December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $625 million or 42.82% of total consolidated assets at March 31, 2015.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $506 million.  As of March 31, 2015 and December 31, 2014, these advances totaled approximately $143 million and $122 million, respectively.  At March 31, 2015, we had additional borrowing capacity of $363 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2015 was approximately $101 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2015 totaled $135.9 million compared to $131.6 million at December 31, 2014.

Summit had outstanding $3.7 million of 8% non-cumulative convertible preferred stock issued in 2009 and an additional $5.8 million of 8% non-cumulative convertible preferred stock issued in 2011 that was fully converted to common stock on March 12, 2015.

On August 25, 2014, we agreed to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek Capital Partners V, LP ("Castle Creek") in a private placement. The private placement with Castle Creek consisted of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 was consummated on March 17, 2017 and was conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011 ("the Conversions"), in accordance with the terms of our Articles of Incorporation, as amended.

We have also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding Castle Creek, will be offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares that will be offered for sale in connection with the Rights Offering is 256,410 and, if all shares offered are purchased, the Company expects to yield total gross proceeds of $2.5 million, prior to any fees and expenses associated with the sale. The Rights have been distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common Stock owned by each shareholder as of April 10, 2015, the record date used in connection with the Rights Offering. The Rights Offering expires May 29, 2015.

On March 30, 2015, we repurchased 100,000 shares of our common stock from First Bank of Charleston, Inc. in a privately negotiated transaction for an aggregate purchase price of $1,080,000 and retired the shares.

Refer to Note 15 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2015.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2015	$6,432	$—	$62
2016	28,911	—	128
2017	918	—	90
2018	45,017	—	45
2019	18	—	—
Thereafter	717	19,589	—
Total	$82,013	$19,589	$325

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2015 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2015
Commitments to extend credit:
Revolving home equity and credit card lines	$54,768
Construction loans	24,633
Other loans	44,935
Standby letters of credit	2,599
Total	$126,935

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2015.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.42%	-3.65%
Up 200 basis points (1)	-10%	-4.82%	-8.16%
Up 400 basis points (2)	-15%	-3.95%	-10.51%

(1)	assumes a parallel shift in the yield curve over 12 months

(2)	assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2015, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2015 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Cook
Julie R. Cook,
Vice President and Chief Accounting Officer

Date:	May 4, 2015

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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