Form 10-Q
period 2015-06-30
SUMMIT FINANCIAL GROUP INC
filed 2015-08-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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
Large accelerated filer ☐               Accelerated filer ☐
Non-accelerated filer ☐                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,843,676 shares outstanding as of August 6, 2015

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	54

SIGNATURES		55

EXHIBIT INDEX		56

Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$3,988	$3,728	$3,749
Interest bearing deposits with other banks	9,274	8,782	9,970
Cash and cash equivalents	13,262	12,510	13,719
Securities available for sale	276,661	282,834	287,883
Other investments	8,583	6,183	7,436
Loans held for sale, net	—	527	413
Loans, net	1,064,472	1,019,842	992,816
Property held for sale	31,500	37,529	48,783
Premises and equipment, net	20,490	20,060	20,301
Accrued interest receivable	5,473	5,838	5,683
Intangible assets	7,598	7,698	7,798
Cash surrender value of life insurance policies	37,222	36,700	36,151
Other assets	14,708	13,847	14,975
Total assets	$1,479,969	$1,443,568	$1,435,958

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$113,256	$115,427	$106,134
Interest bearing	940,054	945,887	951,661
Total deposits	1,053,310	1,061,314	1,057,795
Short-term borrowings	174,599	123,633	91,729
Long-term borrowings	76,536	77,490	121,942
Subordinated debentures	2,500	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	13,363	13,098	10,638
Total liabilities	1,339,897	1,311,924	1,318,493

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares;
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 3,610 shares, and June 2014 - 3,710 shares	—	3,419	3,519
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 11,914 shares, and June 2014 - 11,914 shares	—	5,764	5,764
Common stock and related surplus - authorized 20,000,000 shares; $2.50 par value; issued and outstanding 2015 - 10,843,676 shares, December 2014 - 8,301,746 shares, and June 2014 - 7,457,222 shares	45,563	32,670	24,691
Retained earnings	94,318	87,719	81,569
Accumulated other comprehensive income	191	2,072	1,922
Total shareholders' equity	140,072	131,644	117,465

Total liabilities and shareholders' equity	$1,479,969	$1,443,568	$1,435,958
(*) - December 31, 2014 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six months ended
Dollars in thousands, except per share amounts	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income
Interest and fees on loans
Taxable	$12,854	$12,428	$25,588	$24,572
Tax-exempt	118	87	233	159
Interest and dividends on securities
Taxable	1,092	1,199	2,368	2,481
Tax-exempt	593	628	1,211	1,198
Interest on interest bearing deposits with other banks	1	2	2	4
Total interest income	14,658	14,344	29,402	28,414
Interest expense
Interest on deposits	2,074	2,335	4,145	4,576
Interest on short-term borrowings	126	59	238	112
Interest on long-term borrowings and subordinated debentures	1,000	1,630	2,041	3,368
Total interest expense	3,200	4,024	6,424	8,056
Net interest income	11,458	10,320	22,978	20,358
Provision for loan losses	500	1,000	750	2,000
Net interest income after provision for loan losses	10,958	9,320	22,228	18,358
Other income
Insurance commissions	1,080	1,091	2,208	2,273
Service fees related to deposit accounts	1,072	1,101	2,048	2,144
Realized securities gains (losses)	170	(43)	650	(64)
Bank owned life insurance income	261	270	522	539
Other	277	287	571	598
Total other-than-temporary impairment loss on securities	—	(1)	—	(1)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	(1)	—	(1)
Total other income	2,860	2,705	5,999	5,489
Other expense
Salaries, commissions, and employee benefits	4,442	4,045	8,629	8,026
Net occupancy expense	489	505	988	1,046
Equipment expense	560	513	1,095	1,079
Professional fees	372	282	707	598
Amortization of intangibles	50	63	100	150
FDIC premiums	320	495	650	997
Foreclosed properties expense	158	229	366	482
Loss on sale of foreclosed properties	103	54	253	129
Write-down of foreclosed properties	160	962	732	1,891
Other	1,407	1,382	2,746	2,630
Total other expense	8,061	8,530	16,266	17,028
Income before income taxes	5,757	3,495	11,961	6,819
Income tax expense	1,747	1,063	3,667	1,997
Net Income	4,010	2,432	8,294	4,822
Dividends on preferred shares	—	193	—	387
Net Income applicable to common shares	$4,010	$2,239	$8,294	$4,435

Basic earnings per common share	$0.38	$0.30	$0.85	$0.59
Diluted earnings per common share	$0.38	$0.25	$0.78	$0.50

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2015	2014
Net income	$4,010	$2,432
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2015 - $379, net of deferred taxes of $140; 2014 - ($1,173), net of deferred taxes of ($434)	239	(739)
Net unrealized gain (loss) on available for sale debt securities of: 2015 - ($2,683), net of deferred taxes of ($993) and reclassification adjustment for net realized gains included in net income of $170; 2014 - $2,282, net of deferred taxes of $844 and reclassification adjustment for net realized (losses) included in net income of ($43)	(1,690)	1,438
Total comprehensive income	$2,559	$3,131

	For the Six Months Ended June 30,
Dollars in thousands	2015	2014
Net income	$8,294	$4,822
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of: 2015 - ($1,030), net of deferred taxes of ($381); 2014 - ($2,384), net of deferred taxes of ($882)	(649)	(1,502)
Net unrealized gain (loss) on available for sale debt securities of: 2015 - ($1,956), net of deferred taxes of ($724) and reclassification adjustment for net realized gains included in net income of $650; 2014 - $5,468, net of deferred taxes of $2,023 and reclassification adjustment for net realized (losses) included in net income of ($64)	(1,232)	3,445
Total comprehensive income	$6,413	$6,765

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2014	$3,419	$5,764	$32,670	$87,719	$2,072	$131,644

Six Months Ended June 30, 2015
Comprehensive income:
Net income	—	—	—	8,294	—	8,294
Other comprehensive (loss)	—	—	—	—	(1,881)	(1,881)
Total comprehensive income						6,413
Stock compensation expense	—	—	50	—	—	50
Conversion of Series 2009 Preferred Stock to Common Stock	(3,419)	—	3,405	—	—	(14)
Conversion of Series 2011 Preferred Stock to Common Stock	—	(5,764)	5,749	—	—	(15)
Issuance of 496,335 shares of Common Stock	—	—	4,769	—	—	4,769
Retirement of 100,000 shares of Common Stock	—	—	(1,080)	—	—	(1,080)
Common Stock cash dividends declared ($0.16 per share)	—	—	—	(1,695)	—	(1,695)
Balance, June 30, 2015	$—	$—	$45,563	$94,318	$191	$140,072

Balance, December 31, 2013	$3,519	$5,776	$24,664	$77,134	$(21)	$111,072

Six Months Ended June 30, 2014
Comprehensive income:
Net income	—	—	—	4,822	—	4,822
Other comprehensive income	—	—	—	—	1,943	1,943
Total comprehensive income						6,765
Exercise of stock options	—	—	15	—	—	15
Conversion of Series 2011 Preferred Stock to Common Stock	—	(12)	12	—	—	—
Series 2009 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	(149)	—	(149)
Series 2011 Preferred Stock cash dividends declared ($20.00 per share)	—	—	—	(238)	—	(238)
Balance, June 30, 2014	$3,519	$5,764	$24,691	$81,569	$1,922	$117,465

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income	$8,294	$4,822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	523	547
Provision for loan losses	750	2,000
Stock compensation expense	50	—
Deferred income tax expense	360	494
Loans originated for sale	(1,417)	(960)
Proceeds from loans sold	1,944	868
Securities (gains) losses	(650)	64
Other-than-temporary impairment of securities	—	1
Loss on disposal of assets	255	129
Write down of foreclosed properties	732	1,891
Amortization of securities premiums (accretion of discounts), net	2,603	2,517
Amortization of intangibles, net	106	155
Decrease (increase) in accrued interest receivable	365	(15)
Increase in cash surrender value of bank owned life insurance	(522)	(539)
Increase in other assets	(847)	(492)
(Decrease) increase in other liabilities	(296)	388
Net cash provided by operating activities	12,250	11,870
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	615	3,001
Proceeds from sales of securities available for sale	40,593	36,230
Principal payments received on securities available for sale	20,380	16,664
Purchases of securities available for sale	(59,324)	(52,110)
Purchases of other investments	(6,072)	(1,968)
Proceeds from sales & redemptions of other investments	3,672	2,347
Net principal payments received on loans	(46,372)	(59,716)
Purchases of premises and equipment	(954)	(224)
Proceeds from sales of other repossessed assets & property held for sale	6,482	4,846
Net cash (used in) investing activities	(40,980)	(50,930)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	(9,902)	64,451
Net increase (decrease) in time deposits	1,869	(10,468)
Net increase in short-term borrowings	50,966	28,960
Repayment of long-term borrowings	(954)	(41,574)
Repayment of subordinated debt	(14,300)	—
Net proceeds from issuance of common stock	4,741	—
Retirement of common stock	(1,080)	—
Exercise of stock options	—	15
Dividends paid on common stock	(1,667)	—
Dividends paid on preferred stock	(191)	(387)
Net cash provided by financing activities	29,482	40,997
Increase in cash and cash equivalents	752	1,937
Cash and cash equivalents:
Beginning	12,510	11,782
Ending	$13,262	$13,719
(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2015	June 30, 2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,456	$8,294
Income taxes	$3,632	$1,459

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	$713	$1,970

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

The results of operations for the quarter ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2014 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2014 and June 30, 2014, as previously presented, have been reclassified to conform to current year classifications.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$25,389	$—	$25,389	$—
Mortgage backed securities:
Government sponsored agencies	152,943	—	152,943	—
Nongovernment sponsored entities	9,962	—	9,962	—
State and political subdivisions	1,684	—	1,684	—
Corporate debt securities	11,806	—	8,003	3,803
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	74,870	—	74,870	—
Total available for sale securities	$276,661	$—	$272,858	$3,803

Derivative financial liabilities
Interest rate swaps	$3,664	$—	$3,664	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,174	$—	$23,174	$—
Mortgage backed securities:
Government sponsored agencies	149,777	—	149,777	—
Nongovernment sponsored entities	12,145	—	12,145	—
State and political subdivisions	8,694	—	8,694	—
Corporate debt securities	3,776	—	—	3,776
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	85,261	—	85,261	—
Total available for sale securities	$282,834	$—	$279,058	$3,776

Derivative financial liabilities
Interest rate swaps	$2,911	$—	$2,911	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	433	—	433	—
Construction and development	—	—	—	—
Residential real estate	1,274	—	1,140	134
Total collateral-dependent impaired loans	$1,707	$—	$1,573	$134

Foreclosed properties
Commercial real estate	1,968	—	1,968	—
Construction and development	18,802	—	18,744	58
Residential real estate	1,240	—	1,240	—
Total foreclosed properties	$22,010	$—	$21,952	$58

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$527	$—	$527	$—

Collateral-dependent impaired loans
Commercial	$44	—	$—	$44
Commercial real estate	344	—	344	—
Construction and development	852	—	852	—
Residential real estate	312	—	312	—
Total collateral-dependent impaired loans	$1,552	$—	$1,508	$44

Foreclosed properties
Commercial real estate	3,892	—	3,892	—
Construction and development	20,952	—	20,841	111
Residential real estate	2,025	—	2,025	—
Total foreclosed properties	$26,869	$—	$26,758	$111

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2015		December 31, 2014
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,262	$13,262	$12,510	$12,510
Securities available for sale	276,661	276,661	282,834	282,834
Other investments	8,583	8,583	6,183	6,183
Loans held for sale, net	—	—	527	527
Loans, net	1,064,472	1,069,508	1,019,842	1,033,890
Accrued interest receivable	5,473	5,473	5,838	5,838
	$1,368,451	$1,373,487	$1,327,734	$1,341,782
Financial liabilities
Deposits	$1,053,310	$1,068,532	$1,061,314	$1,078,406
Short-term borrowings	174,599	174,599	123,633	123,633
Long-term borrowings	76,536	82,861	77,490	84,732
Subordinated debentures	2,500	2,500	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	812	812	812	812
Derivative financial liabilities	3,664	3,664	2,911	2,911
	$1,331,010	$1,352,557	$1,302,549	$1,326,883

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2015			2014
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,010			$2,432
Less preferred stock dividends	—			(193)

Basic EPS	$4,010	10,667,892	$0.38	$2,239	7,457,222	$0.30

Effect of dilutive securities:
Stock options		8,582			9,607
Series 2011 convertible preferred stock	—	—		119	1,489,250
Series 2009 convertible preferred stock	—	—		74	674,545

Diluted EPS	$4,010	10,676,474	$0.38	$2,432	9,630,624	$0.25

	For the Six Months Ended June 30,
	2015			2014
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$8,294			$4,822
Less preferred stock dividends	—			(387)

Basic EPS	$8,294	9,747,042	$0.85	$4,435	7,455,307	$0.59

Effect of dilutive securities:
Stock options		8,574			9,675
Series 2011 convertible preferred stock	—	575,953		238	1,490,228
Series 2009 convertible preferred stock	—	253,842		149	674,545

Diluted EPS	$8,294	10,585,411	$0.78	$4,822	9,629,755	$0.50

Stock option and stock appreciation right (SAR) grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2015 and 2014 totaled 136,900 shares and 143,000 shares, respectively and our anti-dilutive SARs at June 30, 2015 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2015, December 31, 2014, and June 30, 2014 are summarized as follows:

	June 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$24,336	$1,093	$40	$25,389
Residential mortgage-backed securities:
Government-sponsored agencies	150,675	3,005	737	152,943
Nongovernment-sponsored entities	9,880	116	34	9,962
State and political subdivisions
General obligations	—	—	—	—
Water and sewer revenues	500	3	—	503
Lottery/casino revenues	1,218	—	37	1,181
Other revenues	—	—	—	—
Corporate debt securities	11,896	—	90	11,806
Total taxable debt securities	198,505	4,217	938	201,784
Tax-exempt debt securities
State and political subdivisions
General obligations	49,067	1,463	586	49,944
Water and sewer revenues	7,982	52	33	8,001
Special tax revenues	4,548	30	72	4,506
Lottery/casino revenues	3,576	58	74	3,560
Other revenues	8,729	162	32	8,859
Total tax-exempt debt securities	73,902	1,765	797	74,870
Equity securities	7	—	—	7
Total available for sale securities	$272,414	$5,982	$1,735	$276,661

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,153	$1,073	$52	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	147,951	2,599	773	149,777
Nongovernment-sponsored entities	12,051	142	48	12,145
State and political subdivisions
General obligations	1,975	2	33	1,944
Water and sewer revenues	1,976	14	7	1,983
Other revenues	4,696	73	2	4,767
Corporate debt securities	3,776	—	—	3,776
Total taxable debt securities	194,578	3,903	915	197,566
Tax-exempt debt securities
State and political subdivisions
General obligations	49,515	2,338	12	51,841
Water and sewer revenues	11,258	244	3	11,499
Lease revenues	4,617	75	10	4,682
Lottery/casino revenues	3,811	206	9	4,008
Other revenues	12,845	404	18	13,231
Total tax-exempt debt securities	82,046	3,267	52	85,261
Equity securities	7	—	—	7
Total available for sale securities	$276,631	$7,170	$967	$282,834

	June 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$24,998	$885	$53	$25,830
Residential mortgage-backed securities:
Government-sponsored agencies	155,631	2,921	997	157,555
Nongovernment-sponsored agencies	9,555	385	9	9,931
State and political subdivisions:
General obligations	4,532	9	144	4,397
Water and sewer revenues	2,382	7	44	2,345
Other revenues	3,319	7	33	3,293
Corporate debt securities	—	—	—	—
Total taxable debt securities	200,417	4,214	1,280	203,351
Tax-exempt debt securities:
State and political subdivisions:
General obligations	46,859	1,552	204	48,207
Water and sewer revenues	11,868	176	58	11,986
Lease revenues	7,990	54	68	7,976
Lottery/casino revenues	3,832	145	41	3,936
Other revenues	12,205	198	53	12,350
Total tax-exempt debt securities	82,754	2,125	424	84,455
Equity securities	77	—	—	77
Total available for sale securities	$283,248	$6,339	$1,704	$287,883

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

West Virginia	$11,744	$104	$64	$11,784
Illinois	8,936	147	71	9,012
California	7,037	258	58	7,237
Ohio	7,594	19	181	7,432
Texas	6,226	334	64	6,496

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

The maturities, amortized cost and estimated fair values of securities at June 30, 2015, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$62,419	$63,555
Due from one to five years	100,922	102,208
Due from five to ten years	24,159	24,681
Due after ten years	84,907	86,210
Equity securities	7	7
	$272,414	$276,661

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2015 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$40,593	$615	$20,380	$852	$202

We held 83 available for sale securities having an unrealized loss at June 30, 2015.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2015 and December 31, 2014, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	June 30, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$247	$—	$3,489	$(40)	$3,736	$(40)
Residential mortgage-backed securities:
Government-sponsored agencies	42,805	(638)	5,906	(99)	48,711	(737)
Nongovernment-sponsored entities	6,278	(34)	—	—	6,278	(34)
State and political subdivisions:
Lottery/casino revenues	1,181	(37)	—	—	1,181	(37)
Corporate debt securities	8,003	(90)	—	—	8,003	(90)
Tax-exempt debt securities
State and political subdivisions:
General obligations	25,066	(586)	—	—	25,066	(586)
Water and sewer revenues	3,463	(33)	—	—	3,463	(33)
Special tax revenues	2,541	(72)			2,541	(72)
Lottery/casino revenues	1,781	(74)	—	—	1,781	(74)
Other revenues	2,512	(32)	—	—	2,512	(32)
Total temporarily impaired securities	93,877	(1,596)	9,395	(139)	103,272	(1,735)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$93,877	$(1,596)	$9,395	$(139)	$103,272	$(1,735)

	December 31, 2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,912	$(52)	$3,912	$(52)
Residential mortgage-backed securities:
Government-sponsored agencies	36,825	(535)	21,915	(238)	58,740	(773)
Nongovernment-sponsored entities	5,488	(44)	2,163	(4)	7,651	(48)
State and political subdivisions:
General obligations	—	—	316	(33)	316	(33)
Water and sewer revenues	—	—	817	(7)	817	(7)
Other revenues	1,098	(2)	—	—	1,098	(2)
Tax-exempt debt securities
State and political subdivisions:
General obligations	3,708	(8)	438	(4)	4,146	(12)
Water and sewer revenues	721	(3)	—	—	721	(3)
Lease revenues	—	—	1,168	(10)	1,168	(10)
Lottery/casino revenues	—	—	1,126	(9)	1,126	(9)
Other revenues	1,247	(8)	846	(10)	2,093	(18)
Total temporarily impaired securities	49,087	(600)	32,701	(367)	81,788	(967)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,087	$(600)	$32,701	$(367)	$81,788	$(967)

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

Loans are summarized as follows:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Commercial	$97,284	$88,590	$90,096
Commercial real estate
Owner-occupied	191,743	157,783	154,260
Non-owner occupied	331,056	317,136	314,439
Construction and development
Land and land development	64,435	67,881	64,246
Construction	18,214	28,591	20,902
Residential real estate
Non-jumbo	220,199	220,071	219,569
Jumbo	49,203	52,879	52,487
Home equity	72,504	67,115	61,248
Consumer	18,683	19,456	19,777
Other	12,423	11,507	6,798
Total loans, net of unearned fees	1,075,744	1,031,009	1,003,822
Less allowance for loan losses	11,272	11,167	11,006
Loans, net	$1,064,472	$1,019,842	$992,816

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2015 and 2014 and December 31, 2014.

	At June 30, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$344	$—	$661	$1,005	$96,279	$—
Commercial real estate
Owner-occupied	118	—	630	748	190,995	—
Non-owner occupied	320	5,629	309	6,258	324,798	—
Construction and development
Land and land development	—	21	5,228	5,249	59,186	—
Construction	—	—	—	—	18,214	—
Residential mortgage
Non-jumbo	2,263	1,335	2,137	5,735	214,464	—
Jumbo	—	1,111	724	1,835	47,368	—
Home equity	171	195	37	403	72,101	—
Consumer	204	27	34	265	18,410	8
Other	—	—	—	—	12,423	—
Total	$3,420	$8,318	$9,760	$21,498	$1,054,238	$8

	At December 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$328	$117	$330	$775	$87,815	$—
Commercial real estate
Owner-occupied	121	194	801	1,116	156,667	—
Non-owner occupied	146	—	406	552	316,584	—
Construction and development
Land and land development	346	2,002	4,253	6,601	61,280	—
Construction	—	—	—	—	28,591	—
Residential mortgage
Non-jumbo	4,104	2,719	1,498	8,321	211,750	—
Jumbo	—	—	2,626	2,626	50,253	—
Home equity	1,067	94	83	1,244	65,871	—
Consumer	260	42	63	365	19,091	—
Other	—	—	—	—	11,507	—
Total	$6,372	$5,168	$10,060	$21,600	$1,009,409	$—

	At June 30, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$33	$363	$396	$792	$89,304	$—
Commercial real estate
Owner-occupied	642	348	759	1,749	152,511	—
Non-owner occupied	237	—	234	471	313,968	—
Construction and development
Land and land development	142	14	4,860	5,016	59,230	—
Construction	—	—	—	—	20,902	—
Residential mortgage
Non-jumbo	3,198	1,760	2,060	7,018	212,551	—
Jumbo	707	723	—	1,430	51,057	—
Home equity	196	36	143	375	60,873	—
Consumer	452	183	72	707	19,070	—
Other	—	—	—	—	6,798	—
Total	$5,607	$3,427	$8,524	$17,558	$986,264	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2015, December 31, 2014 and June 30, 2014.

	June 30,		December 31,
Dollars in thousands	2015	2014	2014
Commercial	$1,065	$416	$392
Commercial real estate
Owner-occupied	880	953	1,218
Non-owner occupied	1,541	583	626
Construction and development
Land & land development	5,627	8,849	4,619
Construction	—	—	—
Residential mortgage
Non-jumbo	3,501	2,950	2,663
Jumbo	724	—	2,626
Home equity	208	339	267
Consumer	37	129	83
Total	$13,583	$14,219	$12,494

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	June 30,		December 31,	Method used to measure impairment
Loan Category	2015	2014	2014
Commercial	$41	$506	$132	Fair value of collateral
	302	—	362	Discounted cash flow
Commercial real estate
Owner-occupied	5,654	1,924	1,683	Fair value of collateral
	9,015	8,969	9,124	Discounted cash flow
Non-owner occupied	1,607	513	508	Fair value of collateral
	6,140	5,236	5,999	Discounted cash flow
Construction and development
Land & land development	9,002	14,023	11,998	Fair value of collateral
	2,270	1,446	2,310	Discounted cash flow
Residential mortgage
Non-jumbo	1,791	3,440	1,676	Fair value of collateral
	4,475	2,592	5,252	Discounted cash flow
Jumbo	5,655	6,648	7,594	Fair value of collateral
	880	2,073	886	Discounted cash flow
Home equity	186	186	285	Fair value of collateral
	523	—	523	Discounted cash flow
Consumer	—	37	2	Fair value of collateral
	75	—	82	Discounted cash flow
Total	$47,616	$47,593	$48,416

The following tables present loans individually evaluated for impairment at June 30, 2015, December 31, 2014 and June 30, 2014.

	June 30, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$343	$343	$—	$362	$42
Commercial real estate
Owner-occupied	10,101	10,100	—	8,156	598
Non-owner occupied	6,938	6,940	—	6,333	566
Construction and development
Land & land development	11,139	11,139	—	11,916	672
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,307	3,316	—	3,345	318
Jumbo	4,933	4,931	—	7,472	474
Home equity	710	709	—	709	61
Consumer	74	75	—	77	14
Total without a related allowance	$37,545	$37,553	$—	$38,370	$2,745

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	4,569	4,569	232	4,577	378
Non-owner occupied	806	807	64	799	55
Construction and development
Land & land development	133	133	133	534	63
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,948	2,950	331	2,959	239
Jumbo	1,600	1,604	71	1,600	89
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,056	$10,063	$831	$10,469	$824

Total
Commercial	$34,029	$34,031	$429	$32,677	$2,374
Residential real estate	13,498	13,510	402	16,085	1,181
Consumer	74	75	—	77	14
Total	$47,601	$47,616	$831	$48,839	$3,569

	December 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$370	$369	$—	$430	$27
Commercial real estate
Owner-occupied	5,362	5,361	—	5,309	192
Non-owner occupied	3,645	3,647	—	4,420	199
Construction and development
Land & land development	13,410	13,410	—	14,149	483
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,289	4,300	—	3,853	185
Jumbo	7,589	7,594	—	7,761	241
Home equity	809	808	—	265	14
Consumer	84	84	—	36	2
Total without a related allowance	$35,558	$35,573	$—	$36,223	$1,343

With a related allowance
Commercial	$125	$125	$81	$38	$—
Commercial real estate
Owner-occupied	5,446	5,446	287	5,461	216
Non-owner occupied	2,860	2,860	74	1,003	40
Construction and development
Land & land development	898	898	46	933	42
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,627	2,628	282	2,093	98
Jumbo	885	886	46	892	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,841	$12,843	$816	$10,420	$441

Total
Commercial	$32,116	$32,116	$488	$31,743	$1,199
Residential real estate	16,199	16,216	328	14,864	583
Consumer	84	84	—	36	2
Total	$48,399	$48,416	$816	$46,643	$1,784

	June 30, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$506	$506	$—	$506	$35
Commercial real estate
Owner-occupied	6,287	6,288	—	6,287	248
Non-owner occupied	5,012	5,014	—	5,012	249
Construction and development
Land & land development	13,853	13,853	—	13,853	293
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,390	3,398	—	3,390	161
Jumbo	7,823	7,828	—	7,823	401
Home equity	186	186	—	186	11
Consumer	38	37	—	38	3
Total without a related allowance	$37,095	$37,110	$—	$37,095	$1,401

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	4,605	4,605	266	4,605	213
Non-owner occupied	735	735	79	735	79
Construction and development
Land & land development	1,616	1,616	898	1,616	40
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,633	2,634	299	2,633	107
Jumbo	893	893	53	893	44
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,482	$10,483	$1,595	$10,482	$483

Total
Commercial	$32,614	$32,617	$1,243	$32,614	$1,157
Residential real estate	14,925	14,939	352	14,925	724
Consumer	38	37	—	38	3
Total	$47,577	$47,593	$1,595	$47,577	$1,884

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $30.2 million, of which $28.6 million were current with respect to restructured contractual payments at June 30, 2015, and $34.7 million, of which $32.2 million were current with respect to restructured contractual payments at December 31, 2014.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

There were no TDRs that were restructured during the three and six months ended June 30, 2015, and restructured TDRs during the three months and six months ended June 30, 2014 were insignificant.  Generally, modifications are extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	—	—	—	—
Construction	—	—	—	—
Residential real estate
Non-jumbo	3	833	3	833
Jumbo	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	1	17
Total	3	$833	4	$850

The following table details the activity regarding TDRs by loan type for the three months and six months ended June 30, 2015, and the related allowance on TDRs.

For the Three Months Ended June 30, 2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance April 1, 2015	$5,758	$—	$381	$9,428	$6,184	$5,822	$4,731	$523	$46	$—	$32,873
Additions	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	(168)	—	—	—	—	—	—	—	—	—	(168)
Net (paydowns) advances	(2,259)	—	(38)	(49)	(44)	(138)	(31)	—	(4)	—	(2,563)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2015	$3,331	$—	$343	$9,379	$6,140	$5,684	$4,700	$523	$42	$—	$30,142

Allowance related to troubled debt restructurings	$—	$—	$—	$201	$16	$291	$40	$—	$—	$—	$548

For the Six Months Ended June 30, 2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2015	$5,786	$—	$410	$9,501	$6,219	$6,245	$5,937	$523	$50	$—	$34,671
Additions	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	(168)	—	—	—	—	—	—	—	—	—	(168)
Net (paydowns) advances	(2,287)	—	(67)	(122)	(79)	(561)	(1,237)	—	(8)	—	(4,361)
Transfer into OREO	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2015	$3,331	$—	$343	$9,379	$6,140	$5,684	$4,700	$523	$42	$—	$30,142

Allowance related to troubled debt restructurings	$—	$—	$—	$201	$16	$291	$40	$—	$—	$—	$548

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014
Pass	$52,702	$53,873	$18,214	$28,591	$95,056	$86,361	$190,028	$155,189	$320,719	$306,710
OLEM (Special Mention)	2,597	1,673	—	—	1,431	1,837	630	1,064	3,768	8,933
Substandard	9,136	12,335	—	—	797	392	1,085	1,530	6,569	1,493
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$64,435	$67,881	$18,214	$28,591	$97,284	$88,590	$191,743	$157,783	$331,056	$317,136

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2015	12/31/2014	6/30/2014	6/30/2015	12/31/2014	6/30/2014
Residential real estate
Non-jumbo	$216,698	$217,408	$216,619	$3,501	$2,663	$2,950
Jumbo	48,479	50,253	52,487	724	2,626	—
Home Equity	72,296	66,848	60,909	208	267	339
Consumer	18,637	19,373	19,648	46	83	129
Other	12,423	11,507	6,798	—	—	—
Total	$368,533	$365,389	$356,461	$4,479	$5,639	$3,418

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

An analysis of the allowance for loan losses for the six month periods ended June 30, 2015 and 2014, and for the year ended December 31, 2014 is as follows:

	Six Months Ended June 30,		Year Ended December 31,
Dollars in thousands	2015	2014	2014
Balance, beginning of year	$11,167	$12,659	$12,659
Losses:
Commercial	77	390	390
Commercial real estate
Owner occupied	269	11	11
Non-owner occupied	—	—	—
Construction and development
Land and land development	434	3,533	3,535
Construction	—	—	—
Residential real estate
Non-jumbo	284	46	435
Jumbo	—	63	65
Home equity	76	—	14
Consumer	48	80	265
Other	56	51	118
Total	1,244	4,174	4,833
Recoveries:
Commercial	4	17	34
Commercial real estate
Owner occupied	5	31	40
Non-owner occupied	4	4	318
Construction and development
Land and land development	322	165	298
Construction	—	—	—
Real estate - mortgage
Non-jumbo	63	53	87
Jumbo	96	163	163
Home equity	2	3	4
Consumer	68	41	74
Other	35	44	73
Total	599	521	1,091
Net losses	645	3,653	3,742
Provision for loan losses	750	2,000	2,250
Balance, end of period	$11,272	$11,006	$11,167

Activity in the allowance for loan losses by loan class during the first six months of 2015 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167
Charge-offs	434	—	77	269	—	284	—	76	48	56	1,244
Recoveries	322	—	4	5	4	63	96	2	68	35	599
Provision	(435)	(355)	40	795	522	548	(430)	149	(59)	(25)	750
Ending balance	$2,870	$72	$1,171	$1,458	$1,842	$1,607	$1,747	$262	$58	$185	$11,272

Allowance related to:
Loans individually evaluated for impairment	$133	$—	$—	$232	$64	$331	$71	$—	$—	$—	$831
Loans collectively evaluated for impairment	2,737	72	1,171	1,226	1,778	1,276	1,676	262	58	185	10,441
Total	$2,870	$72	$1,171	$1,458	$1,842	$1,607	$1,747	$262	$58	$185	$11,272

Loans
Loans individually evaluated for impairment	$11,272	$—	$343	$14,669	$7,747	$6,266	$6,535	$709	$75	$—	$47,616
Loans collectively evaluated for impairment	53,163	18,214	96,941	177,074	323,309	213,933	42,668	71,795	18,608	12,423	$1,028,128
Total	$64,435	$18,214	$97,284	$191,743	$331,056	$220,199	$49,203	$72,504	$18,683	$12,423	$1,075,744

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2015 and other intangible assets by reporting unit at June 30, 2015 and December 31, 2014.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2015	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, June 30, 2015	$1,488	$4,710	$6,198

	Other Intangible Assets
	June 30, 2015			December 31, 2014
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,600	1,600	—	1,500	1,500
Net carrying amount	$—	$1,400	$1,400	$—	$1,500	$1,500

We recorded amortization expense of approximately $100,000 for the six months ended June 30, 2015 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2015 through 2019.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2015 and 2014 and December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Demand deposits, interest bearing	$202,957	$204,030	$187,855
Savings deposits	246,949	253,578	243,323
Time deposits	490,148	488,279	520,483
Total	$940,054	$945,887	$951,661

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $135.3 million, $146.9 million and $159.0 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2015 is as follows:

Dollars in thousands
Nine month period ending December 31, 2015	$99,453
Year ending December 31, 2016	171,562
Year ending December 31, 2017	64,587
Year ending December 31, 2018	56,703
Year ending December 31, 2019	35,373
Thereafter	62,470
Total	$490,148

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2015:

Dollars in thousands	Amount	Percent
Three months or less	$28,470	7.9%
Three through six months	36,853	10.2%
Six through twelve months	76,657	21.1%
Over twelve months	220,678	60.8%
Total	$362,658	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2015		2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$171,160	$3,439	$86,050	$5,679
Average balance outstanding for the period	143,781	5,988	69,108	8,336
Maximum balance outstanding at any month end during period	171,160	7,438	87,550	8,976
Weighted average interest rate for the period	0.32%	0.25%	0.31%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.32%	0.25%	0.29%	0.25%

	Year Ended December 31, 2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$120,950	$2,683
Average balance outstanding for the period	94,982	5,804
Maximum balance outstanding at any month end during period	136,800	8,976
Weighted average interest rate for the period	0.31%	0.25%
Weighted average interest rate for balances outstanding at December 31	0.31%	0.25%

Long-term borrowings:  Our long-term borrowings of $76.5 million, $77.5 million and $121.9 million at June 30, 2015, December 31, 2014, and June 30, 2014 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at June 30,		Balance at December 31,
Dollars in thousands	2015	2014	2014
Long-term FHLB advances	$925	$41,026	$977
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	3,611	8,916	4,513
Total	$76,536	$121,942	$77,490

The term loan at June 30, 2015 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2015 was 4.34% compared to 4.01% for the first six months of 2014.

Subordinated debentures:  We have subordinated debt totaling $2.5 million at June 30, 2015 and $16.8 million at December 31, 2014, and June 30, 2014.  The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

During first six months of 2015, we prepaid in full the $6.8 million subordinated debentures issued in 2009 and prepaid $7.5 million of the subordinated debentures issued in 2008.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2015, December 31, 2014, and June 30, 2014.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2015	$955	$2,500	$—
	2016	28,911	—	—
	2017	918	—	—
	2018	45,017	—	—
	2019	18	—	—
	Thereafter	717	—	19,589
		$76,536	$2,500	$19,589

NOTE 11.  SHARE BASED COMPENSATION

The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), performance units, other stock-based awards or any combination thereof,  to our key employees.

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During second quarter 2015, we granted 166,717 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options in 2015 and no grants of stock options or SARs in 2014.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs issued during 2015 were a risk-free interest rate of 1.96%, an expected dividend yield of 2.75%, an expected common stock volatility of 61.84%, and an expected life of 10 years.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2015 and 2014, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first six months of 2015 and 2014 is as follows:

	For the Six Months Ended June 30,
	2015		2014
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	157,170	$20.43	185,410	$19.59
Granted	166,717	12.01	—	—
Exercised	—	—	(3,200)	4.63
Forfeited	—	—	—	—
Expired	—	—	(2,500)	17.43
Outstanding, June 30	323,887	$16.10	179,710	$19.88

Other information regarding options and SARs outstanding and exercisable at June 30, 2015 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
2.54 - $6.00	10,750	$4.36	4.46	$73	9,750	$4.55	$65
6.01 - 10.00	17,520	8.93	2.65	40	17,520	8.93	40
10.01 - 17.50	166,717	12.01	9.82	—	—	—	—
17.51 - 20.00	30,900	17.80	2.26	—	30,900	17.80	—
20.01 - 25.93	98,000	25.08	1.54	—	98,000	25.08	—
	323,887	16.10		$113	156,170	20.54	$105

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2015
Commitments to extend credit:
Revolving home equity and credit card lines	$54,758
Construction loans	27,018
Other loans	46,217
Standby letters of credit	5,909
Total	$133,902

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

We also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding Castle Creek, were offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares that offered for sale in connection with the Rights Offering was 256,410 with 256,167 shares being issued yielding total gross proceeds of approximately $2.5 million, prior to any fees and expenses associated with the sale. The Rights were distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common Stock owned by each shareholder as of April 10, 2015, the record date used in connection with the Rights Offering. The Rights Offering expired May 29, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2015, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2014 Annual Report on Form 10-K for further discussion of Basel III.
The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of June 30, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below as of June 30, 2015 reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
CET1 (to risk weighted assets)
Summit	$133,498	11.6%	$80,559	7.0%	$74,805	6.5%
Summit Community	154,024	13.4%	80,460	7.0%	74,713	6.5%
Tier I Capital (to risk weighted assets)
Summit	152,498	13.2%	98,199	8.5%	92,423	8.0%
Summit Community	154,024	13.4%	97,702	8.5%	91,955	8.0%
Total Capital (to risk weighted assets)
Summit	163,770	14.2%	121,098	10.5%	115,331	10.0%
Summit Community	165,296	14.4%	120,528	10.5%	114,789	10.0%
Tier I Capital (to average assets)
Summit	152,498	10.4%	58,653	4.0%	73,316	5.0%
Summit Community	154,024	10.6%	58,122	4.0%	72,653	5.0%

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

	Six Months Ended June 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$23,392	$—	$(414)	$—	$22,978
Provision for loan losses	750	—	—	—	750
Net interest income after provision for loan losses	22,642	—	(414)	—	22,228
Other income	3,818	2,181	566	(566)	5,999
Other expenses	13,676	1,928	1,228	(566)	16,266
Income (loss) before income taxes	12,784	253	(1,076)	—	11,961
Income tax expense (benefit)	3,939	100	(372)	—	3,667
Net income (loss)	8,845	153	(704)	—	8,294
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$8,845	$153	$(704)	$—	$8,294
Inter-segment revenue (expense)	$(523)	$(43)	$566	$—	$—
Average assets	$1,493,162	$5,924	$168,146	$(206,859)	$1,460,373

	Six Months Ended June 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$21,311	$—	$(953)	$—	$20,358
Provision for loan losses	2,000	—	—	—	2,000
Net interest income after provision for loan losses	19,311	—	(953)	—	18,358
Other income	2,901	2,588	590	(590)	5,489
Other expenses	14,672	2,089	857	(590)	17,028
Income (loss) before income taxes	7,540	499	(1,220)	—	6,819
Income tax expense (benefit)	2,187	172	(362)	—	1,997
Net income (loss)	5,353	327	(858)	—	4,822
Dividends on preferred shares	—	—	387	—	387
Net income (loss) applicable to common shares	$5,353	$327	$(1,245)	$—	$4,435
Inter-segment revenue (expense)	$(532)	$(58)	$590	$—	$—
Average assets	$1,454,597	$6,064	$162,023	$(217,039)	$1,405,645

	Three Months Ended June 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,641	$—	$(183)	$—	$11,458
Provision for loan losses	500	—	—	—	500
Net interest income after provision for loan losses	11,141	—	(183)	—	10,958
Other income	1,969	891	283	(283)	2,860
Other expenses	6,820	872	652	(283)	8,061
Income (loss) before income taxes	6,290	19	(552)	—	5,757
Income tax expense (benefit)	1,903	36	(192)	—	1,747
Net income (loss)	4,387	(17)	(360)	—	4,010
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$4,387	$(17)	$(360)	$—	$4,010
Inter-segment revenue (expense)	$(268)	$(15)	$283	$—	$—
Average assets	$1,498,161	$5,954	$167,348	$(204,860)	$1,466,603

	Three Months Ended June 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$10,800	$—	$(480)	$—	$10,320
Provision for loan losses	1,000	—	—	—	1,000
Net interest income after provision for loan losses	9,800	—	(480)	—	9,320
Other income	1,491	1,214	297	(297)	2,705
Other expenses	7,323	1,061	443	(297)	8,530
Income (loss) before income taxes	3,968	153	(626)	—	3,495
Income tax expense (benefit)	1,205	50	(192)	—	1,063
Net income (loss)	2,763	103	(434)	—	2,432
Dividends on preferred shares	—	—	193	—	193
Net income (loss) applicable to common shares	$2,763	$103	$(627)	$—	$2,239
Inter-segment revenue (expense)	$(268)	$(29)	$297	$—	$—
Average assets	$1,467,261	$6,149	$163,682	$(218,027)	$1,419,065

NOTE  17.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$3,943	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial Loan	$9,950	$279	$—	$—

	December 31, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$2,911	$—

NOTE 18. SUBSEQUENT EVENT

On July 21, 2015, our Board of Directors approved the company lending to our Employee Stock Ownership Plan ("ESOP") $2,250,000 to partially finance the ESOP's purchase of 225,000 shares of Summit Financial Group Inc. common stock in a privately negotiated transaction, at $10.80 per share for a total purchase price of $2,430,000. This transaction closed on July 30, 2015.

In accordance with ASC 718, Compensation - Stock Compensation, this purchase of unallocated ESOP shares will be shown as a reduction of shareholders' equity, similar to a purchase of treasury stock. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company's Consolidated Balance Sheets. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of shareholders' equity and distributed directly to participants' accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay a portion of the ESOPs debt service requirements.

Unallocated ESOP shares will be allocated to ESOP participants ratably as the ESOP's loan is repaid. When the shares are committed to be released and become available for allocation to plan participants, the then fair value of such shares will be charged to compensation expense.  Unallocated shares owned by the Company’s ESOP are not considered to be outstanding for the purpose of computing earnings per share.

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

Interest earning assets increased by 5.63% for the first six months in 2015 compared to the same period of 2014 while our net interest earnings on a tax equivalent basis increased 12.66%.  Our tax equivalent net interest margin increased 22 basis points as our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2015	2014	2015	2014
Community banking	$4,387	$2,763	$8,845	$5,353
Insurance & financial services	(17)	103	153	327
Parent	(360)	(627)	(704)	(1,245)
Consolidated net income	$4,010	$2,239	$8,294	$4,435

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

Deferred Income Tax Assets:  At June 30, 2015, we had net deferred tax assets of $11.1 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2015.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2015 increased to $8.3 million, or $0.78 per diluted share as compared to $4.44 million or $0.50 per diluted share for the same period of 2014. Net income applicable to common shares for the quarter ended June 30, 2015 increased to $4.0 million, or $0.38 per diluted share as compared to $2.2 million or $0.25 per diluted share for the same period of 2014. Earnings for both the quarter and six months ended June 30, 2015 were positively impacted by increased net interest income, lower provisions for loan losses, and lower write-downs of foreclosed properties to their fair values.  Included in earnings for the six months ended June 30, 2015 was $253,000 in losses on the sales of foreclosed properties, and $732,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first six months of 2015 were 12.22% and 1.14%, respectively, compared with 8.42% and 0.69% for the same period of 2014.

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

Our net interest income on a fully tax-equivalent basis totaled $23.7 million for the six months ended June 30, 2015, or $2.7 million or 12.7% more than the $21.1 million for the same period of 2014.  Our tax-equivalent earnings on interest earning assets increased $1.0 million, while the cost of interest bearing liabilities declined $1.6 million (see Table II).

Average interest earning assets increased 5.6% from $1.28 billion during the first six months of 2014 to $1.35 billion for the first six months of 2015, while average interest bearing liabilities increased only 1.0% from $1.18 billion at June 30, 2014 to $1.20 billion at June 30, 2015. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in noninterest bearing deposits, increased short term borrowings, and growth in equity.

Our consolidated net interest margin increased to 3.54% for the six months ended June 30, 2015, compared to 3.32% for the same period in 2014. For the six months ended June 30, 2015 compared to June 30, 2014, the yields on earning assets decreased 9 basis points, while the cost of our interest bearing funds decreased by 29 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	June 30, 2015			June 30, 2014
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,040,935	$25,588	4.96%	$968,221	$24,572	5.12%
Tax-exempt (2)	12,516	353	5.69%	6,719	241	7.23%
Securities
Taxable	213,252	2,368	2.24%	215,220	2,480	2.32%
Tax-exempt (2)	75,744	1,835	4.89%	79,218	1,815	4.62%
Federal funds sold and interest bearing deposits with other banks	7,504	2	0.05%	8,666	4	0.09%
Total interest earning assets	1,349,951	30,146	4.50%	1,278,044	29,112	4.59%
Noninterest earning assets
Cash & due from banks	3,827			3,841
Premises and equipment	20,307			20,506
Property held for sale	35,257			52,492
Other assets	62,197			62,962
Allowance for loan losses	(11,166)			(12,200)
Total assets	$1,460,373			$1,405,645
Interest bearing liabilities
Interest bearing demand deposits	$203,237	$118	0.12%	188,573	106	0.11%
Savings deposits	253,093	857	0.68%	223,240	707	0.64%
Time deposits	486,187	3,169	1.31%	527,097	3,763	1.44%
Short-term borrowings	149,769	238	0.32%	77,444	111	0.29%
Long-term borrowings and capital trust securities	103,148	2,041	3.99%	167,013	3,368	4.07%
Total interest bearing liabilities	1,195,434	6,423	1.08%	1,183,367	8,055	1.37%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	114,761			98,525
Other liabilities	14,435			9,155
Total liabilities	1,324,630			1,291,047
Shareholders' equity - preferred	3,602			9,287
Shareholders' equity - common	132,141			105,311
Total liabilities and shareholders' equity	$1,460,373			$1,405,645
Net interest earnings		$23,723			$21,057
Net yield on interest earning assets			3.54%			3.32%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $744,000 and $698,000 for the periods ended June 30, 2015 and June 30, 2014, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2015 versus June 30, 2014
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,804	$(788)	$1,016
Tax-exempt	172	(60)	112
Securities
Taxable	(23)	(89)	(112)
Tax-exempt	(82)	102	20
Federal funds sold and interest bearing deposits with other banks	(1)	(1)	(2)
Total interest earned on interest earning assets	1,870	(836)	1,034

Interest paid on:
Interest bearing demand deposits	8	4	12
Savings deposits	99	51	150
Time deposits	(280)	(314)	(594)
Short-term borrowings	114	13	127
Long-term borrowings and capital trust securities	(1,265)	(62)	(1,327)
Total interest paid on interest bearing liabilities	(1,324)	(308)	(1,632)

Net interest income	$3,194	$(528)	$2,666

Noninterest Income

Total noninterest income increased to $6.0 million for the first six months of 2015, compared to $5.5 million for the same period of 2014.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2015	2014	2015	2014
Insurance commissions	$1,080	$1,091	$2,208	$2,273
Service fees related to deposit accounts	1,072	1,101	2,048	2,144
Realized securities gains (losses)	170	(43)	650	(64)
Bank owned life insurance income	261	270	522	539
Other	277	286	571	596
Total	$2,860	$2,705	$5,999	$5,488

Noninterest Expense

Total noninterest expense decreased 4.5% for the six months ended June 30, 2015, as compared to the same period in 2014, with lower write-downs of foreclosed properties and lower FDIC premiums having the largest positive impacts.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2015	$	%	2014	2015	$	%	2014
Salaries, commissions, and employee benefits	$4,442	$397	9.8%	$4,045	$8,629	$603	7.5%	$8,026
Net occupancy expense	489	(16)	(3.2)%	505	988	(58)	(5.5)%	1,046
Equipment expense	560	47	9.2%	513	1,095	16	1.5%	1,079
Professional fees	372	90	31.9%	282	707	109	18.2%	598
Amortization of intangibles	50	(13)	(20.6)%	63	100	(50)	(33.3)%	150
FDIC premiums	320	(175)	(35.4)%	495	650	(347)	(34.8)%	997
Foreclosed properties expense	158	(71)	(31.0)%	229	366	(116)	(24.1)%	482
Loss on sales of foreclosed properties	103	49	90.7%	54	253	124	96.1%	129
Write-downs of foreclosed properties	160	(802)	(83.4)%	962	732	(1,159)	(61.3)%	1,891
Other	1,407	25	1.8%	1,382	2,746	116	4.4%	2,630
Total	$8,061	$(469)	(3.5)%	$8,530	$16,266	$(762)	(4.5)%	$17,028

Salaries, commissions, and employee benefits: These expenses are 7.5% higher in first six months of 2015 compared to first six months of 2014 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year.

FDIC premiums: FDIC premiums decreased 34.8% during the first six months of 2015, reflecting a reduction in rate due to Summit Community's release from its MOU in late 2014. These lower levels will continue throughout 2015.

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

We recorded $750,000 and $2.0 million provisions for loan losses for the first six months of 2015 and 2014, respectively.  This decline is a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2014.

Table V - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2015	2014	2014
Accruing loans past due 90 days or more	$8	$—	$—
Nonaccrual loans
Commercial	1,065	415	392
Commercial real estate	2,421	1,537	1,844
Commercial construction and development	—	3,601	—
Residential construction and development	5,627	5,248	4,619
Residential real estate	4,433	3,289	5,556
Consumer	37	129	83
Total nonaccrual loans	13,583	14,219	12,494
Foreclosed properties
Commercial	—	110	110
Commercial real estate	3,279	5,762	5,204
Commercial construction and development	10,179	10,363	10,179
Residential construction and development	15,839	20,557	19,267
Residential real estate	2,203	11,991	2,769
Total foreclosed properties	31,500	48,783	37,529
Repossessed assets	55	—	221
Total nonperforming assets	$45,146	$63,002	$50,244
Total nonperforming loans as a percentage of total loans	1.26%	1.42%	1.21%
Total nonperforming assets as a percentage of total assets	3.05%	4.39%	3.48%
Allowance for loan losses as a percentage of nonperforming loans	82.99%	77.40%	89.38%
Allowance for loan losses as a percentage of period end loans	1.05%	1.10%	1.08%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2015 and 2014.

Table VI - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2015	2014	2015	2014
Beginning balance	$34,367	$52,241	$37,529	$53,392
Acquisitions	—	672	713	1,949
Improvements	7	39	23	39
Disposals	(2,714)	(3,207)	(6,033)	(4,706)
Writedowns to fair value	(160)	(962)	(732)	(1,891)
Balance June 30	$31,500	$48,783	$31,500	$48,783

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

At June 30, 2015, December 31, 2014, and June 30, 2014, our allowance for loan losses totaled $11.3 million, or 1.05% of total loans, $11.2 million, or 1.08% of total loans and $11.0 million, or 1.10% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2015, December 31, 2014, and June 30, 2014, we had approximately $31.5 million, $37.5 million and $48.8 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.480 billion at June 30, 2015, compared to $1.444 billion at December 31, 2014, representing a 2.5% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2014 and June 30, 2015.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance June 30,
Dollars in thousands	2014	Amount	Percentage	2015
Assets
Securities available for sale	$282,834	(6,173)	(2.2)%	$276,661
Loans, net of unearned interest	1,019,842	44,630	4.4%	1,064,472
Liabilities
Deposits	$1,061,314	(8,004)	(0.8)%	$1,053,310
Short-term borrowings	123,633	50,966	41.2%	174,599
Long-term borrowings	77,490	(954)	(1.2)%	76,536
Subordinated debentures	16,800	(14,300)	(85.1)%	2,500

Loan growth of 4.4% during the first six months of 2015 occurred principally in the commercial real estate portfolio, and was funded primarily with short-term borrowings.

Deposits decreased approximately $8.0 million during the first six months of 2015; checking deposits and savings deposits decreased approximately $3.2 million and $6.6 million, respectively, while time deposits increased $1.9 million.

The decrease in subordinated debentures is attributable to the prepayment of subordinated debentures during the first six months of 2015.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2015 and December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $637 million or 43.0% of total consolidated assets at June 30, 2015.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $523 million.  As of June 30, 2015 and December 31, 2014, these advances totaled approximately $172 million and $122 million, respectively.  At June 30, 2015, we had additional borrowing capacity of $351 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2015 was approximately $95 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2015 totaled $140.1 million compared to $131.6 million at December 31, 2014.

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

We also agreed under the terms of the SPA to commence, following the second closing of the sale of Common Stock to Castle Creek under the SPA, a rights offering (the “Rights Offering”) to the holders of record of the Common Stock as of a date selected by Summit’s Board of Directors. In the Rights Offering, all holders of Common Stock as of the record date, excluding Castle Creek, were offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $9.75 used in the Private Placement to Castle Creek. The aggregate number of shares offered for sale in connection with the Rights Offering was 256,410 shares, with 256,167 shares being issued yielding total gross proceeds of approximately $2.5 million, prior to any fees and expenses associated with the sale. The Rights were distributed to all of the holders of the Common Stock, excluding Castle Creek, on a pro rata basis, based on the number of shares of Common Stock owned by each shareholder as of April 10, 2015, the record date used in connection with the Rights Offering. The Rights Offering expired May 29, 2015.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2015.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2015	$3,455	$—	$127
2016	28,911	—	256
2017	918	—	215
2018	45,017	—	162
2019	18	—	136
Thereafter	717	19,589	23
Total	$79,036	$19,589	$919

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2015 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2015
Commitments to extend credit:
Revolving home equity and credit card lines	$54,758
Construction loans	27,018
Other loans	46,217
Standby letters of credit	5,909
Total	$133,902

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2015.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	-0.03%	-2.90%
Up 200 basis points (1)	-10%	-5.03%	-8.09%
Up 400 basis points (2)	-15%	-4.47%	-10.64%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2015, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2015 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood
Vice President and Chief Accounting Officer

Date:	August 6, 2015

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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