Form 10-Q
period 2015-09-30
SUMMIT FINANCIAL GROUP INC
filed 2015-11-05
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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
Large accelerated filer ☐               Accelerated filer ☐
Non-accelerated filer ☐                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,847,912 shares outstanding as of November 5, 2015

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	56

SIGNATURES		57

EXHIBIT INDEX		58

Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014	September 30, 2014
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,232	$3,728	$3,933
Interest bearing deposits with other banks	8,057	8,782	9,300
Cash and cash equivalents	12,289	12,510	13,233
Securities available for sale	272,127	282,834	282,401
Other investments	7,016	6,183	7,393
Loans held for sale, net	83	527	319
Loans, net	1,062,348	1,019,842	993,347
Property held for sale	29,713	37,529	47,252
Premises and equipment, net	20,457	20,060	20,131
Accrued interest receivable	5,295	5,838	5,467
Intangible assets	7,548	7,698	7,748
Cash surrender value of life insurance policies	37,481	36,700	36,417
Other assets	14,947	13,847	14,961
Total assets	$1,469,304	$1,443,568	$1,428,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$118,887	$115,427	$104,442
Interest bearing	953,204	945,887	950,012
Total deposits	1,072,091	1,061,314	1,054,454
Short-term borrowings	145,291	123,633	127,432
Long-term borrowings	76,059	77,490	78,466
Subordinated debentures	—	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	15,985	13,098	10,566
Total liabilities	1,329,015	1,311,924	1,307,307

Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus - authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 3,610 shares, and September 2014 - 3,710 shares	—	3,419	3,519
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued December 2014 - 11,914 shares, and September 2014 - 11,914 shares	—	5,764	5,764
Common stock and related surplus - authorized 20,000,000 shares: $2.50 par value; issued and outstanding 2015 - 10,658,199 shares, December 2014 - 8,301,746 shares, and September 2014 - 7,457,222 shares	45,612	32,670	24,691
Unallocated common stock held by Employee Stock Ownership Plan - 2015 - 186,713 shares	(2,017)	—	—
Retained earnings	97,129	87,719	84,712
Accumulated other comprehensive income	(435)	2,072	2,676
Total shareholders' equity	140,289	131,644	121,362

Total liabilities and shareholders' equity	$1,469,304	$1,443,568	$1,428,669
(*) - December 31, 2014 financial information has been extracted from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2015	2014	2015	2014
Interest income
Interest and fees on loans
Taxable	$12,855	$12,943	$38,443	$37,516
Tax-exempt	128	89	361	248
Interest and dividends on securities
Taxable	933	1,084	3,302	3,565
Tax-exempt	610	640	1,821	1,838
Interest on interest bearing deposits with other banks	5	3	6	6
Total interest income	14,531	14,759	43,933	43,173
Interest expense
Interest on deposits	2,106	2,288	6,251	6,864
Interest on short-term borrowings	130	98	369	209
Interest on long-term borrowings and subordinated debentures	990	1,297	3,030	4,665
Total interest expense	3,226	3,683	9,650	11,738
Net interest income	11,305	11,076	34,283	31,435
Provision for loan losses	250	250	1,000	2,250
Net interest income after provision for loan losses	11,055	10,826	33,283	29,185
Other income
Insurance commissions	983	1,105	3,191	3,377
Service fees related to deposit accounts	1,111	1,147	3,159	3,291
Realized securities gains	373	128	1,023	64
Bank owned life insurance income	259	266	782	806
Other	267	267	837	863
Total other income	2,993	2,913	8,992	8,401
Other expense
Salaries, commissions, and employee benefits	4,479	4,026	13,108	12,052
Net occupancy expense	496	482	1,483	1,528
Equipment expense	582	520	1,677	1,599
Professional fees	402	380	1,109	978
Amortization of intangibles	50	50	150	200
FDIC premiums	300	480	950	1,477
Foreclosed properties expense	168	298	534	780
Loss on sale of foreclosed properties	35	70	288	198
Write-down of foreclosed properties	1,046	1,580	1,779	3,471
Other	1,314	1,299	4,060	3,930
Total other expense	8,872	9,185	25,138	26,213
Income before income taxes	5,176	4,554	17,137	11,373
Income tax expense	1,515	1,218	5,181	3,215
Net Income	3,661	3,336	11,956	8,158
Dividends on preferred shares	—	193	—	580
Net Income applicable to common shares	$3,661	$3,143	$11,956	$7,578

Basic earnings per common share	$0.34	$0.42	$1.19	$1.02
Diluted earnings per common share	$0.34	$0.35	$1.12	$0.85

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2015	2014
Net income	$3,661	$3,336
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2015 - ($2,033), net of deferred taxes of ($752); 2014 - $162, net of deferred taxes of $60	(1,281)	102
Net unrealized gain on available for sale debt securities of: 2015 - $1,041, net of deferred taxes of $385 and reclassification adjustment for net realized gains included in net income of $373; 2014 - $1,017, net of deferred taxes of $376 and reclassification adjustment for net realized gains included in net income of $128	656	641
Total comprehensive income	$3,036	$4,079

	For the Nine Months Ended September 30,
Dollars in thousands	2015	2014
Net income	$11,956	$8,158
Other comprehensive income (loss):
Net unrealized (loss) on cashflow hedge of: 2015 - ($3,063), net of deferred taxes of ($1,133); 2014 - ($2,160), net of deferred taxes of ($799)	(1,930)	(1,361)
Net unrealized gain (loss) on available for sale debt securities of: 2015 - ($916), net of deferred taxes of ($339) and reclassification adjustment for net realized gains included in net income of $1,023; 2014 - $6,441, net of deferred taxes of $2,383 and reclassification adjustment for net realized gains included in net income of $64	(577)	4,058
Total comprehensive income	$9,449	$10,855

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2014	$3,419	$5,764	$32,670	$—	$87,719	$2,072	$131,644

Nine Months Ended September 30, 2015
Comprehensive income:
Net income	—	—	—	—	11,956	—	11,956
Other comprehensive (loss)	—	—	—	—	—	(2,507)	(2,507)
Total comprehensive income							9,449
Stock compensation expense	—	—	100	—	—	—	100
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,404	—	—	—	(15)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,748	—	—	—	(16)
Issuance of 497,571 shares of common stock	—	—	4,747	—	—	—	4,747
Purchase of unallocated common stock of 208,333 held by ESOP	—	—	—	(2,250)	—	—	(2,250)
Allocation of common stock of 21,620 held by ESOP	—	—	23	233	—	—	256
Retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.24 per share)	—	—	—	—	(2,546)	—	(2,546)
Balance, September 30, 2015	$—	$—	$45,612	$(2,017)	$97,129	$(435)	$140,289

Balance, December 31, 2013	$3,519	$5,776	$24,664	$—	$77,134	$(21)	$111,072

Nine Months Ended September 30, 2014
Comprehensive income:
Net income	—	—	—	—	8,158	—	8,158
Other comprehensive income	—	—	—	—	—	2,697	2,697
Total comprehensive income							10,855
Exercise of stock options	—	—	15	—	—	—	15
Conversion of Series 2011 Preferred Stock to common stock	—	(12)	12	—	—	—	—
Series 2009 Preferred Stock cash dividends declared ($60.00 per share)	—	—	—	—	(223)	—	(223)
Series 2011 Preferred Stock cash dividends declared ($30.00 per share)	—	—	—	—	(357)	—	(357)
Balance, September 30, 2014	$3,519	$5,764	$24,691	$—	$84,712	$2,676	$121,362

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income	$11,956	$8,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	790	814
Provision for loan losses	1,000	2,250
Stock compensation expense	101	—
Deferred income tax expense	97	232
Loans originated for sale	(2,997)	(1,859)
Proceeds from loans sold	3,441	1,861
Securities gains	(1,023)	(64)
Loss on disposal of assets	290	199
Write down of foreclosed properties	1,779	3,471
Amortization of securities premiums (accretion of discounts), net	3,952	3,931
Amortization of intangibles, net	159	209
Decrease in accrued interest receivable	543	201
Increase in cash surrender value of bank owned life insurance	(781)	(806)
Increase in other assets	(564)	(752)
Increase in other liabilities	239	540
Net cash provided by operating activities	18,982	18,385
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,743	3,601
Proceeds from sales of securities available for sale	54,080	61,027
Principal payments received on securities available for sale	30,884	25,890
Purchases of securities available for sale	(79,844)	(81,565)
Purchases of other investments	(6,528)	(2,429)
Proceeds from sales & redemptions of other investments	5,695	2,851
Net loans made to customers	(45,882)	(61,088)
Purchases of premises and equipment	(1,187)	(321)
Proceeds from sales of other repossessed assets & property held for sale	8,984	5,411
Net cash (used in) investing activities	(32,055)	(46,623)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	22,248	82,643
Net decrease in time deposits	(11,502)	(32,002)
Net increase in short-term borrowings	21,658	64,663
Repayment of long-term borrowings	(1,431)	(85,050)
Repayment of subordinated debt	(16,800)	—
Net proceeds from issuance of common stock	4,704	—
Retirement of common stock	(1,080)	—
Purchase of unallocated common stock held by ESOP	(2,250)	—
Exercise of stock options	—	15
Dividends paid on common stock	(2,504)	—
Dividends paid on preferred stock	(191)	(580)
Net cash provided by financing activities	12,852	29,689
Increase (decrease) in cash and cash equivalents	(221)	1,451
Cash and cash equivalents:
Beginning	12,510	11,782
Ending	$12,289	$13,233

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2015	September 30, 2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,693	$12,352
Income taxes	$5,345	$2,445

Supplemental Schedule of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$2,404	$2,560

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

The results of operations for the quarter ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2014 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2014 and September 30, 2014, as previously presented, have been reclassified to conform to current year classifications.

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

The guidance of ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within the update, in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), issued in August 2015, the SEC staff stated that they would not object to any entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$28,054	$—	$28,054	$—
Mortgage backed securities:
Government sponsored agencies	143,564	—	143,564	—
Nongovernment sponsored entities	8,701	—	8,701	—
State and political subdivisions	3,426	—	3,426	—
Corporate debt securities	10,669	—	6,853	3,816
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	77,636	—	77,636	—
Total available for sale securities	$272,127	$—	$268,311	$3,816

Derivative financial liabilities
Interest rate swaps	$6,006	$—	$6,006	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,174	$—	$23,174	$—
Mortgage backed securities:
Government sponsored agencies	149,777	—	149,777	—
Nongovernment sponsored entities	12,145	—	12,145	—
State and political subdivisions	8,694	—	8,694	—
Corporate debt securities	3,776	—	—	3,776
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	85,261	—	85,261	—
Total available for sale securities	$282,834	$—	$279,058	$3,776

Derivative financial liabilities
Interest rate swaps	$2,911	$—	$2,911	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$83	$—	$83	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	176	—	176	—
Construction and development	—	—	—	—
Residential real estate	414	—	414	—
Total collateral-dependent impaired loans	$590	$—	$590	$—

Foreclosed properties
Commercial real estate	1,701	—	1,701	—
Construction and development	19,908	—	19,850	58
Residential real estate	388	—	388	—
Total foreclosed properties	$21,997	$—	$21,939	$58

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$527	$—	$527	$—

Collateral-dependent impaired loans
Commercial	$44	—	$—	$44
Commercial real estate	344	—	344	—
Construction and development	852	—	852	—
Residential real estate	312	—	312	—
Total collateral-dependent impaired loans	$1,552	$—	$1,508	$44

Foreclosed properties
Commercial real estate	3,892	—	3,892	—
Construction and development	20,952	—	20,841	111
Residential real estate	2,025	—	2,025	—
Total foreclosed properties	$26,869	$—	$26,758	$111

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2015		December 31, 2014
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,289	$12,289	$12,510	$12,510
Securities available for sale	272,127	272,127	282,834	282,834
Other investments	7,016	7,016	6,183	6,183
Loans held for sale, net	83	83	527	527
Loans, net	1,062,348	1,066,321	1,019,842	1,033,890
Accrued interest receivable	5,295	5,295	5,838	5,838
	$1,359,158	$1,363,131	$1,327,734	$1,341,782
Financial liabilities
Deposits	$1,072,091	$1,085,804	$1,061,314	$1,078,406
Short-term borrowings	145,291	145,291	123,633	123,633
Long-term borrowings	76,059	82,179	77,490	84,732
Subordinated debentures	—	—	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	768	768	812	812
Derivative financial liabilities	6,006	6,006	2,911	2,911
	$1,319,804	$1,339,637	$1,302,549	$1,326,883

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2015			2014
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$3,661			$3,336
Less preferred stock dividends	—			(193)

Basic EPS	$3,661	10,703,526	$0.34	$3,143	7,457,222	$0.42

Effect of dilutive securities:
Stock options		8,677			9,276
Stock appreciation rights		—			—
Series 2011 convertible preferred stock	—	—		119	1,489,250
Series 2009 convertible preferred stock	—	—		74	674,545

Diluted EPS	$3,661	10,712,203	$0.34	$3,336	9,630,293	$0.35

	For the Nine Months Ended September 30,
	2015			2014
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$11,956			$8,158
Less preferred stock dividends	—			(580)

Basic EPS	$11,956	10,069,374	$1.19	$7,578	7,455,952	$1.02

Effect of dilutive securities:
Stock options		8,608			9,547
Stock appreciation rights		—			—
Series 2011 convertible preferred stock	—	381,859		357	1,489,898
Series 2009 convertible preferred stock	—	168,298		223	674,545

Diluted EPS	$11,956	10,628,139	$1.12	$8,158	9,629,942	$0.85

Stock option and stock appreciation right (SAR) grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at September 30, 2015 and 2014 totaled 128,900 shares and 143,000 shares, respectively, and our anti-dilutive SARs at September 30, 2015 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2015, December 31, 2014, and September 30, 2014 are summarized as follows:

	September 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,816	$1,275	$37	$28,054
Residential mortgage-backed securities:
Government-sponsored agencies	141,116	2,854	406	143,564
Nongovernment-sponsored entities	8,641	96	36	8,701
State and political subdivisions
General obligations	—	—	—	—
Water and sewer revenues	500	1	—	501
Lottery/casino revenues	1,214	—	29	1,185
Other revenues	1,733	7	—	1,740
Corporate debt securities	10,796	17	144	10,669
Total taxable debt securities	190,816	4,250	652	194,414
Tax-exempt debt securities
State and political subdivisions
General obligations	47,618	1,638	197	49,059
Water and sewer revenues	8,954	94	9	9,039
Lease revenues	3,982	34	9	4,007
Special tax revenues	4,540	46	55	4,531
Lottery/casino revenues	3,629	11	44	3,596
Other revenues	7,223	185	4	7,404
Total tax-exempt debt securities	75,946	2,008	318	77,636
Equity securities	77	—	—	77
Total available for sale securities	$266,839	$6,258	$970	$272,127

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,153	$1,073	$52	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	147,951	2,599	773	149,777
Nongovernment-sponsored entities	12,051	142	48	12,145
State and political subdivisions
General obligations	1,975	2	33	1,944
Water and sewer revenues	1,976	14	7	1,983
Other revenues	4,696	73	2	4,767
Corporate debt securities	3,776	—	—	3,776
Total taxable debt securities	194,578	3,903	915	197,566
Tax-exempt debt securities
State and political subdivisions
General obligations	49,515	2,338	12	51,841
Water and sewer revenues	11,258	244	3	11,499
Lease revenues	4,617	75	10	4,682
Lottery/casino revenues	3,811	206	9	4,008
Other revenues	12,845	404	18	13,231
Total tax-exempt debt securities	82,046	3,267	52	85,261
Equity securities	7	—	—	7
Total available for sale securities	$276,631	$7,170	$967	$282,834

	September 30, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$22,643	$919	$47	$23,515
Residential mortgage-backed securities:
Government-sponsored agencies	153,095	2,680	891	154,884
Nongovernment-sponsored agencies	9,873	323	28	10,168
State and political subdivisions:
General obligations	3,856	16	66	3,806
Water and sewer revenues	2,375	5	36	2,344
Other revenues	3,927	29	12	3,944
Corporate debt securities	—	—	—	—
Total taxable debt securities	195,769	3,972	1,080	198,661
Tax-exempt debt securities:
State and political subdivisions:
General obligations	46,610	2,047	62	48,595
Water and sewer revenues	12,436	224	25	12,635
Lease revenues	5,060	65	38	5,087
Lottery/casino revenues	4,287	115	—	4,402
Other revenues	12,624	440	50	13,014
Total tax-exempt debt securities	81,017	2,891	175	83,733
Equity securities	7	—	—	7
Total available for sale securities	$276,793	$6,863	$1,255	$282,401

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

West Virginia	$11,037	$76	$42	$11,071
Illinois	8,755	213	28	8,940
Ohio	7,567	39	36	7,570
Texas	6,209	336	15	6,530
California	5,751	231	51	5,931

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

The maturities, amortized cost and estimated fair values of securities at September 30, 2015, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$64,066	$65,288
Due from one to five years	92,401	93,910
Due from five to ten years	21,621	22,241
Due after ten years	88,674	90,611
Equity securities	77	77
	$266,839	$272,127

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2015 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$54,080	$1,743	$30,884	$1,250	$227

We held 64 available for sale securities having an unrealized loss at September 30, 2015.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2015 and December 31, 2014, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	September 30, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,313	$(37)	$3,313	$(37)
Residential mortgage-backed securities:
Government-sponsored agencies	32,661	(343)	4,160	(63)	36,821	(406)
Nongovernment-sponsored entities	5,390	(27)	238	(9)	5,628	(36)
State and political subdivisions:
Lottery/casino revenues	1,184	(29)	—	—	1,184	(29)
Corporate debt securities	5,836	(144)	—	—	5,836	(144)
Tax-exempt debt securities
State and political subdivisions:
General obligations	14,889	(197)	—	—	14,889	(197)
Water and sewer revenues	2,971	(9)	—	—	2,971	(9)
Special tax revenues	2,218	(55)	—	—	2,218	(55)
Lease revenues	2,311	(9)	—	—	2,311	(9)
Lottery/casino revenues	2,959	(44)	—	—	2,959	(44)
Other revenues	1,240	(4)	—	—	1,240	(4)
Total temporarily impaired securities	71,659	(861)	7,711	(109)	79,370	(970)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$71,659	$(861)	$7,711	$(109)	$79,370	$(970)

	December 31, 2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,912	$(52)	$3,912	$(52)
Residential mortgage-backed securities:
Government-sponsored agencies	36,825	(535)	21,915	(238)	58,740	(773)
Nongovernment-sponsored entities	5,488	(44)	2,163	(4)	7,651	(48)
State and political subdivisions:
General obligations	—	—	316	(33)	316	(33)
Water and sewer revenues	—	—	817	(7)	817	(7)
Other revenues	1,098	(2)	—	—	1,098	(2)
Tax-exempt debt securities
State and political subdivisions:
General obligations	3,708	(8)	438	(4)	4,146	(12)
Water and sewer revenues	721	(3)	—	—	721	(3)
Lease revenues	—	—	1,168	(10)	1,168	(10)
Lottery/casino revenues	—	—	1,126	(9)	1,126	(9)
Other revenues	1,247	(8)	846	(10)	2,093	(18)
Total temporarily impaired securities	49,087	(600)	32,701	(367)	81,788	(967)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,087	$(600)	$32,701	$(367)	$81,788	$(967)

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

Loans are summarized as follows:

Dollars in thousands	September 30, 2015	December 31, 2014	September 30, 2014
Commercial	$89,250	$88,590	$83,762
Commercial real estate
Owner-occupied	199,068	157,783	156,765
Non-owner occupied	336,550	317,136	314,577
Construction and development
Land and land development	66,164	67,881	61,088
Construction	8,419	28,591	27,239
Residential real estate
Non-jumbo	222,739	220,071	218,125
Jumbo	46,092	52,879	51,917
Home equity	73,652	67,115	64,256
Consumer	19,124	19,456	19,906
Other	12,518	11,507	6,753
Total loans, net of unearned fees	1,073,576	1,031,009	1,004,388
Less allowance for loan losses	11,228	11,167	11,041
Loans, net	$1,062,348	$1,019,842	$993,347

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2015 and 2014 and December 31, 2014.

	At September 30, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$42	$41	$623	$706	$88,544	$—
Commercial real estate
Owner-occupied	961	—	436	1,397	197,671	—
Non-owner occupied	309	657	188	1,154	335,396	—
Construction and development
Land and land development	39	—	4,538	4,577	61,587	—
Construction	—	—	—	—	8,419	—
Residential mortgage
Non-jumbo	3,239	1,108	2,065	6,412	216,327	—
Jumbo	—	—	—	—	46,092	—
Home equity	165	209	27	401	73,251	—
Consumer	169	77	33	279	18,836	9
Other	—	—	—	—	12,518	—
Total	$4,924	$2,092	$7,910	$14,926	$1,058,641	$9

	At December 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$328	$117	$330	$775	$87,815	$—
Commercial real estate
Owner-occupied	121	194	801	1,116	156,667	—
Non-owner occupied	146	—	406	552	316,584	—
Construction and development
Land and land development	346	2,002	4,253	6,601	61,280	—
Construction	—	—	—	—	28,591	—
Residential mortgage
Non-jumbo	4,104	2,719	1,498	8,321	211,750	—
Jumbo	—	—	2,626	2,626	50,253	—
Home equity	1,067	94	83	1,244	65,871	—
Consumer	260	42	63	365	19,091	—
Other	—	—	—	—	11,507	—
Total	$6,372	$5,168	$10,060	$21,600	$1,009,409	$—

	At September 30, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$74	$179	$259	$512	$83,250	$—
Commercial real estate
Owner-occupied	365	442	478	1,285	155,480	—
Non-owner occupied	288	—	120	408	314,169	—
Construction and development
Land and land development	388	10	4,214	4,612	56,476	—
Construction	—	—	—	—	27,239	—
Residential mortgage
Non-jumbo	3,381	555	2,921	6,857	211,268	—
Jumbo	—	1,181	1,435	2,616	49,301	—
Home equity	190	113	29	332	63,924	—
Consumer	350	196	46	592	19,314	—
Other	—	—	—	—	6,753	—
Total	$5,036	$2,676	$9,502	$17,214	$987,174	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2015, December 31, 2014 and September 30, 2014.

	September 30,		December 31,
Dollars in thousands	2015	2014	2014
Commercial	$884	$309	$392
Commercial real estate
Owner-occupied	437	593	1,218
Non-owner occupied	4,858	344	626
Construction and development
Land & land development	5,346	4,591	4,619
Construction	—	—	—
Residential mortgage
Non-jumbo	3,689	3,602	2,663
Jumbo	—	1,435	2,626
Home equity	191	220	267
Consumer	44	146	83
Total	$15,449	$11,240	$12,494

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	September 30,		December 31,	Method used to measure impairment
Loan Category	2015	2014	2014
Commercial	$41	$51	$132	Fair value of collateral
	269	403	362	Discounted cash flow
Commercial real estate
Owner-occupied	795	1,257	1,683	Fair value of collateral
	7,646	9,181	9,124	Discounted cash flow
Non-owner occupied	5,924	512	508	Fair value of collateral
	7,775	7,358	5,999	Discounted cash flow
Construction and development
Land & land development	10,047	12,934	11,998	Fair value of collateral
	2,257	1,479	2,310	Discounted cash flow
Residential mortgage
Non-jumbo	1,730	1,548	1,676	Fair value of collateral
	4,375	4,980	5,252	Discounted cash flow
Jumbo	3,792	7,791	7,594	Fair value of collateral
	876	890	886	Discounted cash flow
Home equity	186	285	285	Fair value of collateral
	523	523	523	Discounted cash flow
Consumer	2	3	2	Fair value of collateral
	68	32	82	Discounted cash flow
Total	$46,306	$49,227	$48,416

The following tables present loans individually evaluated for impairment at September 30, 2015, December 31, 2014 and September 30, 2014.

	September 30, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$310	$310	$—	$345	$63
Commercial real estate
Owner-occupied	5,420	5,421	—	5,450	586
Non-owner occupied	11,635	11,636	—	10,362	988
Construction and development
Land & land development	12,136	12,304	—	11,282	908
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,399	3,408	—	3,930	462
Jumbo	3,794	3,792	—	3,820	554
Home equity	710	709	—	709	93
Consumer	70	70	—	75	21
Total without a related allowance	$37,474	$37,650	$—	$35,973	$3,675

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	3,019	3,020	46	3,005	409
Non-owner occupied	2,063	2,063	190	2,074	244
Construction and development
Land & land development	—	—	—	—	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,695	2,697	251	2,714	348
Jumbo	876	876	37	880	134
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,653	$8,656	$524	$8,673	$1,135

Total
Commercial	$34,583	$34,754	$236	$32,518	$3,198
Residential real estate	11,474	11,482	288	12,053	1,591
Consumer	70	70	—	75	21
Total	$46,127	$46,306	$524	$44,646	$4,810

	December 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$370	$369	$—	$430	$27
Commercial real estate
Owner-occupied	5,362	5,361	—	5,309	192
Non-owner occupied	3,645	3,647	—	4,420	199
Construction and development
Land & land development	13,410	13,410	—	14,149	483
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,289	4,300	—	3,853	185
Jumbo	7,589	7,594	—	7,761	241
Home equity	809	808	—	265	14
Consumer	84	84	—	36	2
Total without a related allowance	$35,558	$35,573	$—	$36,223	$1,343

With a related allowance
Commercial	$125	$125	$81	$38	$—
Commercial real estate
Owner-occupied	5,446	5,446	287	5,461	216
Non-owner occupied	2,860	2,860	74	1,003	40
Construction and development
Land & land development	898	898	46	933	42
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,627	2,628	282	2,093	98
Jumbo	885	886	46	892	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,841	$12,843	$816	$10,420	$441

Total
Commercial	$32,116	$32,116	$488	$31,743	$1,199
Residential real estate	16,199	16,216	328	14,864	583
Consumer	84	84	—	36	2
Total	$48,399	$48,416	$816	$46,643	$1,784

	September 30, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$403	$403	$—	$409	$26
Commercial real estate
Owner-occupied	5,808	5,807	—	5,879	211
Non-owner occupied	4,989	4,991	—	5,014	248
Construction and development
Land & land development	13,597	13,596	—	14,099	478
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,284	4,294	—	3,631	175
Jumbo	7,786	7,791	—	7,817	310
Home equity	808	808	—	186	11
Consumer	35	35	—	38	2
Total without a related allowance	$37,710	$37,725	$—	$37,073	$1,461

With a related allowance
Commercial	$50	$51	$7	$12	$1
Commercial real estate
Owner-occupied	4,631	4,631	256	4,618	214
Non-owner occupied	2,879	2,879	87	733	28
Construction and development
Land & land development	817	817	10	865	38
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,234	2,234	201	2,076	99
Jumbo	890	890	49	893	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,501	$11,502	$610	$9,197	$425

Total
Commercial	$33,174	$33,175	$360	$31,629	$1,244
Residential real estate	16,002	16,017	250	14,603	640
Consumer	35	35	—	38	2
Total	$49,211	$49,227	$610	$46,270	$1,886

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $31.0 million, of which $27.8 million were current with respect to restructured contractual payments at September 30, 2015, and $34.7 million, of which $32.2 million were current with respect to restructured contractual payments at December 31, 2014.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2015 and September 30, 2014 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	1	2,154	2,154
Construction and development
Land & land development	1	1,182	1,182	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	—	—	—	3	634	670
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	1	411	523
Consumer	—	—	—	—	—	—
Total	1	$1,182	$1,182	5	$3,199	$3,347

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	3	$82	$86
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	1	2,154	2,154
Construction and development
Land & land development	1	1,182	1,182	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	—	—	—	3	634	670
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	1	411	523
Consumer	—	—	—	—	—	—
Total	1	$1,182	$1,182	8	$3,281	$3,433

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	—	—	—	—
Construction	—	—	—	—
Residential real estate
Non-jumbo	—	—	—	—
Jumbo	—	—	—	—
Home equity	—	—	—	—
Consumer	1	17	1	17
Total	1	$17	1	$17

The following table details the activity regarding TDRs by loan type for the three months and nine months ended September 30, 2015, and the related allowance on TDRs.

For the Three Months Ended September 30, 2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance July 1, 2015	$3,331	$—	$343	$9,379	$6,140	$5,684	$4,700	$523	$42	$—	$30,142
Additions	1,182	—	—	—	—	—	—	—	—	—	1,182
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(155)	—	(33)	(13)	(42)	(34)	(32)	—	(3)	—	(312)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2015	$4,358	$—	$310	$9,366	$6,098	$5,650	$4,668	$523	$39	$—	$31,012

Allowance related to troubled debt restructurings	$—	$—	$—	$196	$14	$251	$37	$—	$—	$—	$498

For the Nine Months Ended September 30, 2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2015	$5,786	$—	$410	$9,501	$6,219	$6,245	$5,937	$523	$50	$—	$34,671
Additions	1,182	—	—	—	—	—	—	—	—	—	1,182
Charge-offs	(168)	—	—	—	—	—	—	—	—	—	(168)
Net (paydowns) advances	(2,442)	—	(100)	(135)	(121)	(595)	(1,269)	—	(11)	—	(4,673)
Transfer into OREO	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2015	$4,358	$—	$310	$9,366	$6,098	$5,650	$4,668	$523	$39	$—	$31,012

Allowance related to troubled debt restructurings	$—	$—	$—	$196	$14	$251	$37	$—	$—	$—	$498

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014
Pass	$54,543	$53,873	$8,419	$28,591	$87,125	$86,361	$197,716	$155,189	$328,891	$306,710
OLEM (Special Mention)	1,422	1,673	—	—	1,366	1,837	557	1,064	1,629	8,933
Substandard	10,199	12,335	—	—	759	392	795	1,530	6,030	1,493
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$66,164	$67,881	$8,419	$28,591	$89,250	$88,590	$199,068	$157,783	$336,550	$317,136

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	9/30/2015	12/31/2014	9/30/2014	9/30/2015	12/31/2014	9/30/2014
Residential real estate
Non-jumbo	$219,050	$217,408	$214,523	$3,689	$2,663	$3,602
Jumbo	46,092	50,253	50,482	—	2,626	1,435
Home Equity	73,461	66,848	64,037	191	267	219
Consumer	19,071	19,373	19,760	53	83	146
Other	12,518	11,507	6,753	—	—	—
Total	$370,192	$365,389	$355,555	$3,933	$5,639	$5,402

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

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2015 and 2014, and for the year ended December 31, 2014 is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
Dollars in thousands	2015	2014	2014
Balance, beginning of year	$11,167	$12,659	$12,659
Losses:
Commercial	77	390	390
Commercial real estate
Owner occupied	559	11	11
Non-owner occupied	178	—	—
Construction and development
Land and land development	457	3,535	3,535
Construction	—	—	—
Residential real estate
Non-jumbo	316	280	435
Jumbo	206	65	65
Home equity	76	—	14
Consumer	62	119	265
Other	88	71	118
Total	2,019	4,471	4,833
Recoveries:
Commercial	6	19	34
Commercial real estate
Owner occupied	282	38	40
Non-owner occupied	6	12	318
Construction and development
Land and land development	454	177	298
Construction	—	—	—
Real estate - mortgage
Non-jumbo	90	71	87
Jumbo	96	163	163
Home equity	3	3	4
Consumer	88	63	74
Other	55	57	73
Total	1,080	603	1,091
Net losses	939	3,868	3,742
Provision for loan losses	1,000	2,250	2,250
Balance, end of period	$11,228	$11,041	$11,167

Activity in the allowance for loan losses by loan class during the first nine months of 2015 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167
Charge-offs	457	—	77	559	178	316	206	76	62	88	2,019
Recoveries	454	—	6	282	6	90	96	3	88	55	1,080
Provision	(1,127)	(414)	(137)	1,115	1,629	236	(363)	149	(49)	(39)	1,000
Ending balance	$2,287	$13	$996	$1,765	$2,773	$1,290	$1,608	$263	$74	$159	$11,228

Allowance related to:
Loans individually evaluated for impairment	$—	$—	$—	$46	$190	$251	$37	$—	$—	$—	$524
Loans collectively evaluated for impairment	2,287	13	996	1,719	2,583	1,039	1,571	263	74	159	10,704
Total	$2,287	$13	$996	$1,765	$2,773	$1,290	$1,608	$263	$74	$159	$11,228

Loans
Loans individually evaluated for impairment	$12,304	$—	$310	$8,440	$13,699	$6,105	$4,668	$709	$70	$—	$46,305
Loans collectively evaluated for impairment	53,860	8,419	88,940	190,628	322,851	216,634	41,424	72,943	19,054	12,518	$1,027,271
Total	$66,164	$8,419	$89,250	$199,068	$336,550	$222,739	$46,092	$73,652	$19,124	$12,518	$1,073,576

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2015 and other intangible assets by reporting unit at September 30, 2015 and December 31, 2014.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2015	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, September 30, 2015	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2015			December 31, 2014
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,267	$—	$2,267	$2,268	$—	$2,268
Less: accumulated amortization	2,267	—	2,267	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,650	1,650	—	1,500	1,500
Net carrying amount	$—	$1,350	$1,350	$—	$1,500	$1,500

We recorded amortization expense of approximately $150,000 for the nine months ended September 30, 2015 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2015 through 2019.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2015 and 2014 and December 31, 2014:

Dollars in thousands	September 30, 2015	December 31, 2014	September 30, 2014
Demand deposits, interest bearing	$217,242	$204,030	$195,182
Savings deposits	259,185	253,578	255,880
Time deposits	476,777	488,279	498,950
Total	$953,204	$945,887	$950,012

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $132.0 million, $146.9 million and $146.9 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2015 is as follows:

Dollars in thousands
Nine month period ending December 31, 2015	$61,816
Year ending December 31, 2016	184,897
Year ending December 31, 2017	67,040
Year ending December 31, 2018	60,889
Year ending December 31, 2019	35,320
Thereafter	66,815
Total	$476,777

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2015:

Dollars in thousands	Amount	Percent
Three months or less	$38,188	10.9%
Three through six months	31,563	9.0%
Six through twelve months	62,524	17.8%
Over twelve months	218,315	62.3%
Total	$350,590	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2015		2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$141,850	$3,441	$125,000	$2,432
Average balance outstanding for the period	144,073	5,104	86,039	6,925
Maximum balance outstanding at any month end during period	171,160	7,438	132,550	8,976
Weighted average interest rate for the period	0.42%	0.25%	0.26%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.33%	0.25%	0.30%	0.25%

	Year Ended December 31, 2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$120,950	$2,683
Average balance outstanding for the period	94,982	5,804
Maximum balance outstanding at any month end during period	136,800	8,976
Weighted average interest rate for the period	0.31%	0.25%
Weighted average interest rate for balances outstanding at December 31	0.31%	0.25%

Long-term borrowings:  Our long-term borrowings of $76.1 million, $77.5 million and $78.5 million at September 30, 2015, December 31, 2014, and September 30, 2014 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at September 30,		Balance at December 31,
Dollars in thousands	2015	2014	2014
Long-term FHLB advances	$900	$1,001	$977
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	3,159	5,465	4,513
Total	$76,059	$78,466	$77,490

The term loan at September 30, 2015 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2015 was 4.37% compared to 4.10% for the first nine months of 2014.

Subordinated debentures:  During first nine months of 2015, we prepaid in full the $16.8 million subordinated debentures that were outstanding at December 31, 2014, and September 30, 2014.  The subordinated debt qualified as Tier 2 capital under Federal Reserve Board guidelines until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances bear an interest rate of 10 percent per annum, a term of 10 years, and are not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which bears a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2015, December 31, 2014, and September 30, 2014.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2015	$478	$—	$—
	2016	28,911	—	—
	2017	918	—	—
	2018	45,017	—	—
	2019	18	—	—
	Thereafter	717	—	19,589
		$76,059	$—	$19,589

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2015 and 2014, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first nine months of 2015 and 2014 is as follows:

	For the Nine Months Ended September 30,
	2015		2014
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	157,170	$20.43	185,410	$19.59
Granted	166,717	12.01	—	—
Exercised	—	—	(3,200)	4.63
Forfeited	—	—	—	—
Expired	—	—	(2,500)	17.43
Outstanding, June 30	323,887	$16.10	179,710	$19.89

Other information regarding options and SARs outstanding and exercisable at September 30, 2015 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	10,750	$4.36	3.95	$79	10,750	$4.36	$79
6.01 - 10.00	17,520	8.93	2.15	50	17,520	8.93	50
10.01 - 17.50	166,717	12.01	9.57	—	—	—	—
17.51 - 20.00	30,900	17.80	1.76	—	30,900	17.80	—
20.01 - 25.93	98,000	25.08	1.04	—	98,000	25.08	—
	323,887	16.10		$129	157,170	20.43	$129

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2015
Commitments to extend credit:
Revolving home equity and credit card lines	$57,316
Construction loans	25,901
Other loans	48,828
Standby letters of credit	5,932
Total	$137,977

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2015, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2014 Annual Report on Form 10-K for further discussion of Basel III.
The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of September 30, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below as of September 30, 2015 reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
CET1 (to risk weighted assets)
Summit	$134,357	11.7%	$80,385	7.0%	$74,643	6.5%
Summit Community	155,528	13.6%	80,051	7.0%	74,333	6.5%
Tier I Capital (to risk weighted assets)
Summit	153,357	13.4%	97,279	8.5%	91,556	8.0%
Summit Community	155,528	13.6%	97,205	8.5%	91,487	8.0%
Total Capital (to risk weighted assets)
Summit	164,585	14.4%	120,010	10.5%	114,295	10.0%
Summit Community	166,756	14.6%	119,927	10.5%	114,216	10.0%
Tier I Capital (to average assets)
Summit	153,357	10.5%	58,422	4.0%	73,027	5.0%
Summit Community	155,528	10.7%	58,141	4.0%	72,677	5.0%

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

	Nine Months Ended September 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$34,861	$—	$(578)	$—	$34,283
Provision for loan losses	1,000	—	—	—	1,000
Net interest income after provision for loan losses	33,861	—	(578)	—	33,283
Other income	5,371	3,621	850	(850)	8,992
Other expenses	20,961	3,204	1,823	(850)	25,138
Income (loss) before income taxes	18,271	417	(1,551)	—	17,137
Income tax expense (benefit)	5,577	115	(511)	—	5,181
Net income (loss)	12,694	302	(1,040)	—	11,956
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$12,694	$302	$(1,040)	$—	$11,956
Inter-segment revenue (expense)	$(785)	$(65)	$850	$—	$—
Average assets	$1,493,759	$5,932	$167,973	$(205,059)	$1,462,605

	Nine Months Ended September 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$32,812	$—	$(1,377)	$—	$31,435
Provision for loan losses	2,250	—	—	—	2,250
Net interest income after provision for loan losses	30,562	—	(1,377)	—	29,185
Other income	4,574	3,786	931	(890)	8,401
Other expenses	22,694	3,152	1,257	(890)	26,213
Income (loss) before income taxes	12,442	634	(1,703)	—	11,373
Income tax expense (benefit)	3,507	210	(502)	—	3,215
Net income (loss)	8,935	424	(1,201)	—	8,158
Dividends on preferred shares	—	—	580	—	580
Net income (loss) applicable to common shares	$8,935	$424	$(1,781)	$—	$7,578
Inter-segment revenue (expense)	$(802)	$(88)	$890	$—	$—
Average assets	$1,462,070	$6,119	$162,904	$(216,335)	$1,414,758

	Three Months Ended September 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,468	$—	$(163)	$—	$11,305
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,218	—	(163)	—	11,055
Other income	1,882	1,111	283	(283)	2,993
Other expenses	7,515	1,045	595	(283)	8,872
Income (loss) before income taxes	5,585	66	(475)	—	5,176
Income tax expense (benefit)	1,639	15	(139)	—	1,515
Net income (loss)	3,946	51	(336)	—	3,661
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$3,946	$51	$(336)	$—	$3,661
Inter-segment revenue (expense)	$(262)	$(21)	$283	$—	$—
Average assets	$1,494,933	$5,949	$167,633	$(201,522)	$1,466,993

	Three Months Ended September 30, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,500	$—	$(424)	$—	$11,076
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,250	—	(424)	—	10,826
Other income	1,674	1,198	341	(300)	2,913
Other expenses	8,022	1,063	400	(300)	9,185
Income (loss) before income taxes	4,902	135	(483)	—	4,554
Income tax expense (benefit)	1,320	38	(140)	—	1,218
Net income (loss)	3,582	97	(343)	—	3,336
Dividends on preferred shares	—	—	193	—	193
Net income (loss) applicable to common shares	$3,582	$97	$(536)	$—	$3,143
Inter-segment revenue (expense)	$(270)	$(30)	$300	$—	$—
Average assets	$1,477,127	$6,229	$164,637	$(214,953)	$1,433,040

NOTE  17.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$5,977	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial Loan	$9,950	$—	$29	$—

	December 31, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$2,911	$—

NOTE 18. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

On July 30, 2015, our ESOP purchased 225,000 shares of Summit Financial Group Inc. common stock in a privately negotiated transaction, at $10.80 per share for a total purchase price of $2,430,000. On July 21, 2015, our Board of Directors approved the company lending to our ESOP $2,250,000 to partially finance the purchase, and was used to purchase 208,333 unallocated shares.

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

The ESOP shares as of September 30 as are follows:

ESOP Shares
	At September 30,
	2015	2014
Allocated shares	363,347	324,781
Shares committed to be released	21,620	—
Unallocated shares	186,713	—
Total ESOP shares	571,680	324,781

Market value of unallocated shares (in thousands)	$2,198	$—

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

Interest earning assets increased by 5.07% for the first nine months in 2015 compared to the same period of 2014 while our net interest earnings on a tax equivalent basis increased 8.92%.  Our tax equivalent net interest margin increased 13 basis points as our reduced cost of interest bearing funds continues to positively impact our net interest earnings.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2015	2014	2015	2014
Community banking	$3,946	$3,582	$12,694	$8,935
Insurance & financial services	51	97	302	424
Parent	(336)	(536)	(1,040)	(1,781)
Consolidated net income	$3,661	$3,143	$11,956	$7,578

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

Community Banking – During third quarter 2015, we performed the Step 0 assessment of our goodwill of our community banking reporting unit and determined that it was not more likely than not that the fair value was less than its carrying value.  In performing the qualitative Step 0 assessments, we considered certain events and circumstances  such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than its carrying amount. No indicators of impairment were noted as of September 30, 2015.

Insurance Services – During third quarter 2015, we performed the Step 0 assessment of our goodwill of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2%, and a discount rate of 10.0% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2015, therefore Step 2 testing was not necessary.

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

Deferred Income Tax Assets:  At September 30, 2015, we had net deferred tax assets of $11.7 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2015.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the nine months ended September 30, 2015 increased to $12.0 million, or $1.12 per diluted share as compared to $7.58 million or $0.85 per diluted share for the same period of 2014. Net income applicable to common shares for the quarter ended September 30, 2015 increased to $3.7 million, or $0.34 per diluted share as compared to $3.1 million or $0.35 per diluted share for the same period of 2014. Earnings for both the quarter and nine months ended September 30, 2015 were positively impacted by increased net interest income, lower provisions for loan losses, and lower write-downs of foreclosed properties to their fair values.  Included in earnings for the nine months ended September 30, 2015 was $288,000 in losses on the sales of foreclosed properties, and $1,779,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first nine months of 2015 were 12.22% and 1.14%, respectively, compared with 8.42% and 0.69% for the same period of 2014.

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

Our net interest income on a fully tax-equivalent basis totaled $35.4 million for the nine months ended September 30, 2015, or $2.9 million or 8.9% more than the $32.5 million for the same period of 2014.  Our tax-equivalent earnings on interest earning assets increased $809,000, while the cost of interest bearing liabilities declined $2.1 million (see Table II).

Average interest earning assets increased 5.1% from $1.29 billion during the first nine months of 2014 to $1.35 billion for the first nine months of 2015, while average interest bearing liabilities increased only 0.6% from $1.19 billion at September 30, 2014 to $1.19 billion at September 30, 2015. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in noninterest bearing deposits, increased short term borrowings, and growth in equity.

Our consolidated net interest margin increased to 3.50% for the nine months ended September 30, 2015, compared to 3.37% for the same period in 2014. For the nine months ended September 30, 2015 compared to September 30, 2014, the yields on earning assets decreased 14 basis points, while the cost of our interest bearing funds decreased by 24 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	September 30, 2015			September 30, 2014
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,044,010	$38,443	4.92%	$977,336	$37,516	5.13%
Tax-exempt (2)	12,801	547	5.71%	7,262	376	6.92%
Securities
Taxable	211,642	3,302	2.09%	213,089	3,565	2.24%
Tax-exempt (2)	75,685	2,759	4.87%	80,814	2,785	4.61%
Federal funds sold and interest bearing deposits with other banks	9,395	6	0.09%	9,737	6	0.08%
Total interest earning assets	1,353,533	45,057	4.45%	1,288,238	44,248	4.59%
Noninterest earning assets
Cash & due from banks	3,842			3,790
Premises and equipment	20,373			20,414
Property held for sale	33,840			51,234
Other assets	62,302			62,969
Allowance for loan losses	(11,285)			(11,887)
Total assets	$1,462,605			$1,414,758
Interest bearing liabilities
Interest bearing demand deposits	$205,749	$179	0.12%	189,581	162	0.11%
Savings deposits	252,701	1,307	0.69%	232,730	1,137	0.65%
Time deposits	485,939	4,765	1.31%	520,937	5,566	1.43%
Short-term borrowings	149,177	368	0.33%	92,963	209	0.3%
Long-term borrowings and capital trust securities	101,245	3,030	4.00%	151,541	4,665	4.12%
Total interest bearing liabilities	1,194,811	9,649	1.08%	1,187,752	11,739	1.32%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	116,057			101,006
Other liabilities	14,371			9,609
Total liabilities	1,325,239			1,298,367
Shareholders' equity - preferred	2,388			9,286
Shareholders' equity - common	134,978			107,105
Total liabilities and shareholders' equity	$1,462,605			$1,414,758
Net interest earnings		$35,408			$32,509
Net yield on interest earning assets			3.50%			3.37%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $1,124,000 and $1,075,000 for the periods ended September 30, 2015 and 2014, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2015 versus September 30, 2014
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$2,494	$(1,567)	$927
Tax-exempt	246	(75)	171
Securities
Taxable	(24)	(239)	(263)
Tax-exempt	(182)	156	(26)
Federal funds sold and interest bearing deposits with other banks	—	—	—
Total interest earned on interest earning assets	2,534	(1,725)	809

Interest paid on:
Interest bearing demand deposits	14	3	17
Savings deposits	101	69	170
Time deposits	(360)	(441)	(801)
Short-term borrowings	137	22	159
Long-term borrowings and capital trust securities	(1,508)	(127)	(1,635)
Total interest paid on interest bearing liabilities	(1,616)	(474)	(2,090)

Net interest income	$4,150	$(1,251)	$2,899

Noninterest Income

Total noninterest income increased to $9.0 million for the first nine months of 2015, compared to $8.4 million for the same period of 2014.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2015	2014	2015	2014
Insurance commissions	$983	$1,105	$3,191	$3,377
Service fees related to deposit accounts	1,111	1,147	3,159	3,291
Realized securities gains (losses)	373	128	1,023	64
Bank owned life insurance income	259	266	782	806
Other	267	267	838	863
Total	$2,993	$2,913	$8,993	$8,401

Noninterest Expense

Total noninterest expense decreased 4.1% for the nine months ended September 30, 2015, as compared to the same period in 2014, with lower write-downs of foreclosed properties, lower foreclosed properties expense, and lower FDIC premiums having the largest positive impacts.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2015	$	%	2014	2015	$	%	2014
Salaries, commissions, and employee benefits	$4,479	$453	11.3%	$4,026	$13,108	$1,056	8.8%	$12,052
Net occupancy expense	496	14	2.9%	482	1,483	(45)	(2.9)%	1,528
Equipment expense	582	62	11.9%	520	1,677	78	4.9%	1,599
Professional fees	402	22	5.8%	380	1,109	131	13.4%	978
Amortization of intangibles	50	—	—%	50	150	(50)	(25.0)%	200
FDIC premiums	300	(180)	(37.5)%	480	950	(527)	(35.7)%	1,477
Foreclosed properties expense	168	(130)	(43.6)%	298	534	(246)	(31.5)%	780
Loss on sales of foreclosed properties	35	(35)	(50.0)%	70	288	90	45.5%	198
Write-downs of foreclosed properties	1,046	(534)	(33.8)%	1,580	1,779	(1,692)	(48.7)%	3,471
Other	1,314	15	1.2%	1,299	4,060	130	3.3%	3,930
Total	$8,872	$(313)	(3.5)%	$9,185	$25,138	$(1,075)	(4.1)%	$26,213

Salaries, commissions, and employee benefits: These expenses are 8.8% higher in first nine months of 2015 compared to first nine months of 2014 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year.

FDIC premiums: FDIC premiums decreased 35.7% during the first nine months of 2015, reflecting a reduction in rate due to Summit Community's release from its MOU in late 2014. These lower levels will continue throughout 2015.

Foreclosed properties expense: Management expects foreclosed properties expense to trend lower than in recent years due to lower levels of foreclosed properties.

Write-downs of foreclosed properties: Management anticipates write-downs of foreclosed properties to their fair values to trend lower in 2015 than in recent years.

Credit Experience

As a result of a historically slow economic recovery, our foreclosed properties portfolio remains elevated relative to our peers.   Prior elevated levels of nonperforming loans have returned to acceptable levels. Management expects net reductions in foreclosed properties to continue, although not as rapid as over the past two years.

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

We recorded $1,000,000 and $2.3 million provisions for loan losses for the first nine months of 2015 and 2014, respectively.  This decline is a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2014.

Table V - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2015	2014	2014
Accruing loans past due 90 days or more	$9	$—	$—
Nonaccrual loans
Commercial	884	309	392
Commercial real estate	5,294	936	1,844
Commercial construction and development	—	—	—
Residential construction and development	5,345	4,592	4,619
Residential real estate	3,881	5,257	5,556
Consumer	44	146	83
Total nonaccrual loans	15,448	11,240	12,494
Foreclosed properties
Commercial	—	110	110
Commercial real estate	3,210	5,815	5,204
Commercial construction and development	9,328	10,178	10,179
Residential construction and development	14,965	20,431	19,267
Residential real estate	2,210	10,718	2,769
Total foreclosed properties	29,713	47,252	37,529
Repossessed assets	—	34	221
Total nonperforming assets	$45,170	$58,526	$50,244
Total nonperforming loans as a percentage of total loans	1.44%	1.12%	1.21%
Total nonperforming assets as a percentage of total assets	3.07%	4.10%	3.48%
Allowance for loan losses as a percentage of nonperforming loans	72.64%	98.23%	89.38%
Allowance for loan losses as a percentage of period end loans	1.05%	1.10%	1.08%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2015 and 2014.

Table VI - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2015	2014	2015	2014
Beginning balance	$31,500	$48,783	$37,529	$53,392
Acquisitions	1,691	557	2,404	2,506
Improvements	10	26	33	65
Disposals	(2,442)	(534)	(8,474)	(5,240)
Writedowns to fair value	(1,046)	(1,580)	(1,779)	(3,471)
Balance June 30	$29,713	$47,252	$29,713	$47,252

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

At September 30, 2015, December 31, 2014, and September 30, 2014, our allowance for loan losses totaled $11.2 million, or 1.05% of total loans, $11.2 million, or 1.08% of total loans and $11.0 million, or 1.10% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At September 30, 2015, December 31, 2014, and September 30, 2014, we had approximately $29.7 million, $37.5 million and $47.3 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.469 billion at September 30, 2015, compared to $1.444 billion at December 31, 2014, representing a 1.8% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2014 and September 30, 2015.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance September 30,
Dollars in thousands	2014	Amount	Percentage	2015
Assets
Securities available for sale	$282,834	(10,707)	(3.8)%	$272,127
Loans, net of unearned interest	1,019,842	42,506	4.2%	1,062,348
Liabilities
Deposits	$1,061,314	10,777	1.0%	$1,072,091
Short-term borrowings	123,633	21,658	17.5%	145,291
Long-term borrowings	77,490	(1,431)	(1.8)%	76,059
Subordinated debentures	16,800	(16,800)	(100.0)%	—

Loan growth of 4.2% during the first nine months of 2015 occurred principally in the commercial real estate portfolio, and was funded primarily with short-term borrowings.

Deposits increased approximately $10.8 million during the first nine months of 2015; checking deposits and savings deposits increased approximately $16.7 million and $5.6 million, respectively, while time deposits decreased $11.5 million.

The decrease in subordinated debentures is attributable to the prepayment of subordinated debentures during the first nine months of 2015.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2015 and December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $638 million or 43.4% of total consolidated assets at September 30, 2015.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $535 million.  As of September 30, 2015 and December 31, 2014, these advances totaled approximately $143 million and $122 million, respectively.  At September 30, 2015, we had additional borrowing capacity of $393 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2015 was approximately $91 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2015 totaled $140.3 million compared to $131.6 million at December 31, 2014.

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

On July 30, 2015, our Employee Stock Ownership Plan ("ESOP") purchased 225,000 shares of Summit Financial Group Inc. common stock, which is shown as a reduction of shareholders' equity, similar to a purchase of treasury stock. When the shares are committed to be released and become available for allocation to plan participants, the then fair value of such shares will be charged to compensation expense.  Unallocated shares owned by the Company’s ESOP are not considered to be outstanding for the purpose of computing earnings per share.

Refer to Note 15 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2015.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2015	$478	$—	$63,360
2016	28,911	—	256,440
2017	918	—	215,130
2018	45,017	—	162,211
2019	18	—	136,404
Thereafter	717	19,589	22,510
Total	$76,059	$19,589	$856,055

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2015 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2015
Commitments to extend credit:
Revolving home equity and credit card lines	$57,316
Construction loans	25,901
Other loans	48,828
Standby letters of credit	5,932
Total	$137,977

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2015.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	1.04%	-2.61%
Up 200 basis points (1)	-10%	-4.98%	-7.37%
Up 400 basis points (2)	-15%	-4.42%	-9.91%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2015, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2015 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	November 5, 2015

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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