Form 10-K
period 2015-12-31
SUMMIT FINANCIAL GROUP INC
filed 2016-02-26
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2015, was approximately $95,090,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 25, 2016 was 10,853,566.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K, and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2016	Part III - Items 10, 11, 12, 13, and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.49 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Shenandoah Valley and Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.

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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $5 million.  We generally do not seek loans of more than $10 million but will consider larger lending relationships exhibiting above-average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored, and reported to the Board of Directors at least quarterly, and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $169.6 million as of December 31, 2015.  As of this date, we had loans approximating $54.9 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$1.7	million
Land development	$2.2	million
Construction:
Commercial, multifamily, and other non-residential	$—
1-4 family residential, consumer borrower	$—
1-4 family residential, commercial borrower	$—
Improved property:
Residential real estate - nonowner occupied	$3.9	million
Commercial real estate - owner occupied	$24.1	million
Commercial real estate - nonowner occupied	$11.4	million
Owner occupied 1-4 family	$10.5	million
Home equity	$1.1	million

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2015 are set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 85.

Basel III Capital Rules Effective Beginning 2015.   In July 2013, the Company’s and Summit Community’s federal banking regulators published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and depository institutions, including the Company and Summit Community, compared to the current U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  The Basel III Capital Rules were effective for the Company and Summit Community on January 1, 2015 (subject to a phase-in period).

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements.  FDICIA establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.”

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

On January 10, 2013, the CFPB issued final regulations implementing provisions of the Dodd-Frank Act that require all creditors to determine a consumer’s ability to repay a mortgage loan before making a loan.  The final rule, referred to as the Ability-to Repay (ATR)/Qualified Mortgage (QM) standards, provide that a lender making a special type of loan, known as a Qualified Mortgage, is entitled to presume that the loan complies with the ATR safe harbor requirements.  The rule establishes different types of Qualified Mortgages that are generally identified as loans with restrictions on loan features, limits on fees being charged and underwriting requirements.    The ATR/QM standards were effective for loan applications taken on or after January 10, 2014.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Summit, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Summit. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Summit and its subsidiaries to hire, retain and motivate their key employees.

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

Employees

At February 25, 2016, we employed 231 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	32
	b. Analysis of Net Interest Earnings	31
	c. Rate Volume Analysis of Changes in Interest Income and Expense	34
2.	Investment Portfolio
	a. Book Value of Investments	37
	b. Maturity Schedule of Investments	37
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	36
3.	Loan Portfolio
	a. Types of Loans	36
	b. Maturities and Sensitivity to Changes in Interest Rates	64
	c. Risk Elements	38
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	40
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance, and Average Rate Paid	32-33
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	76
6.	Return on Equity and Assets	30
7.	Short-term Borrowings	76

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

Our business is concentrated in West Virginia and the Shenandoah Valley and Northern region of Virginia.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Business activity across a wide range of industries and regions in the U.S. remains greatly reduced compared to that prior to the 2008 economic downturn.  Certain sectors continue to recover and significant numbers of individuals are underemployed or have even given up seeking employment.  Financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our borrowers or customers, which could adversely affect our financial condition and results of operations.  Deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2015, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2015, our allowance for loan losses totaled $11.5 million, which represents approximately 1.05% of our total loans.  There is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2015, brokered deposits totaled $126.5 million, or approximately 11.9% of our total deposits, compared to brokered deposits in the amount of $146.9 million or approximately

13.8% of our total deposits at December 31, 2014.  As of December 31, 2015, approximately $29.0 million in brokered deposits, or approximately 22.9% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2015, our FHLB borrowings maturing within one year totaled $168.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $629 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $281 million aside from its FHLB line, which would result in a funding source of approximately $221 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $629 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
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

The repeal of Federal prohibitions on payment of interest on demand deposits could increase our interest expense as interest rates rise.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our information systems may experience failure, interruption or breach in security.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our  operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.
We outsource certain information system and data management and processing functions to third party providers. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions.
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

As of February 25, 2016 our executive officers and directors beneficially own 20.04% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2015 and 2014.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2015, our total interest payments on these junior subordinated debentures approximated $521,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $137,000.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2015, Summit Community operated 15 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia, and Leesburg, Virginia, offices of Summit Community, and also leases a location in Leesburg, Virginia.

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

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 7 and 8 of our consolidated financial statements on page 74.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 15 of our consolidated financial statements beginning on page 83.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Dividends paid	$0.08	$0.08	$0.08	$0.08
High Bid	12.87	13.09	12.79	12.00
Low Bid	10.80	11.15	11.27	11.03
2014
Dividends paid	$—	$—	$—	$—
High Bid	11.00	11.23	10.98	12.70
Low Bid	8.89	9.75	9.17	9.61

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the FRB. Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Payment of dividends by Summit Community is regulated by the Federal Reserve System and generally, the prior approval of the FRB is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note 18 of our consolidated financial statements on page 85.

As of February 24, 2016, there were approximately 1,186 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	—
November 1, 2015 - November 30, 2015	—	—	—	—
December 1, 2015 - December 31, 2015	—	—	—	—

(a)  Shares purchased under the Employee Stock Ownership Plan.

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite") and a peer group for the five-year period ending December 31, 2015. The "Summit Peer Group" consists of fifteen (excluding Summit) publicly-traded bank holding companies headquartered in West Virginia and Virgina having total assets between $1 billion and $5 billion.

The cumulative total shareholder return assumes a $100 investment on December 31, 2010 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Summit Financial Group, Inc.	100.00	67.41	119.51	244.69	293.83	301.53
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
Summit Peer Group	100.00	81.07	102.33	128.58	134.12	154.00

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five (5) years ended December 31, 2015.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2015	2014	2013	2012	2011
Summary of Operations
Interest income	$58,883	$57,626	$57,280	$63,884	$71,047
Interest expense	12,867	15,241	18,477	24,064	31,203
Net interest income	46,016	42,385	38,803	39,820	39,844
Provision for loan losses	1,250	2,250	4,500	8,500	10,000
Net interest income after provision for loan losses	44,766	40,135	34,303	31,320	29,844
Noninterest income	11,861	11,223	11,209	12,879	11,906
Noninterest expense	33,632	35,324	34,756	37,267	36,641
Income (loss) before income taxes	22,995	16,034	10,756	6,932	5,109
Income tax expense (benefit)	6,893	4,678	2,688	1,219	1,035
Net income (loss)	16,102	11,356	8,068	5,713	4,074
Dividends on preferred shares	—	771	775	777	371
Net income (loss) applicable to common shares	$16,102	$10,585	$7,293	$4,936	$3,703

Balance Sheet Data (at year end)
Assets	$1,492,429	$1,443,568	$1,386,227	$1,387,104	$1,450,121
Securities available for sale	280,792	282,834	288,780	281,539	286,599
Loans	1,079,331	1,019,842	937,070	937,168	965,516
Deposits	1,066,709	1,061,314	1,003,812	1,027,125	1,016,500
Short-term borrowings	171,394	123,633	62,769	3,958	15,956
Long-term borrowings	75,581	77,490	163,516	203,268	270,254
Shareholders' equity	143,744	131,644	111,072	108,555	102,566
Credit Quality
Net loan charge-offs	$945	$3,742	$9,774	$8,279	$9,512
Nonperforming assets	41,340	50,244	72,346	93,954	116,641
Allowance for loan losses	11,472	11,167	12,659	17,933	17,712
Per Share Data
Earnings per share
Basic earnings	$1.56	$1.40	$0.98	$0.66	$0.50
Diluted earnings	1.50	1.17	0.84	0.60	0.49
Book value per common share (at year end) (A)	13.48	12.60	11.55	11.31	10.68
Tangible book value per common share (at year end) (A)	12.78	11.86	10.72	10.44	9.78
Cash dividends	$0.32	—	—	—	—
Performance Ratios
Return on average equity	11.62%	9.54%	7.38%	5.36%	4.32%
Return on average tangible equity	12.29%	10.22%	7.98%	5.82%	4.77%
Return on average assets	1.10%	0.80%	0.58%	0.40%	0.28%
Equity to assets	9.6%	9.1%	8.0%	7.8%	7.1%
Tangible equity to tangible assets	9.2%	8.6%	7.5%	7.3%	6.5%
Tangible common equity to tangible assets	9.2%	8.0%	6.8%	6.6%	5.9%

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

DESCRIPTION OF BUSINESS

We are a $1.49 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, has a total of 15 banking offices located in West Virginia and Virginia.  In addition, we also operate an insurance agency, Summit Insurance Services, LLC, with an office in Moorefield, West Virginia which offers both commercial and personal lines of insurance and two offices in Leesburg, Virginia, primarily specializing in group health, life and disability benefit plans.  See Note 19 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 231 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2015

•	2015 was our most profitable year in our history, with net income of $16.10 million compared to $10.59 million in 2014.

•
Net interest margin improved 11 basis points in 2015, principally due to a 20 basis point reduction in our cost of funds, resulting primarily from repayment of subordinated debentures funded with lower-cost short term borrowings.

•	Revenues increased $4.3 million, or 8.0 percent during 2015.

•	We achieved loan growth of 5.8%, or $59.8 million during 2015.

•	Nonperforming assets declined to their lowest level since 2008, representing 2.77 percent of total assets at year end 2015 compared to 3.48 percent at the prior year end.

•	During 2015, provisions for loan losses declined by $1.0 million while charges to write down foreclosed properties to their fair values declined $1.4 million.

•	We resumed paying cash dividends on our common stock in 2015 totaling $0.32 per share.

OUTLOOK

The year just concluded marked a significant milestone towards Summit’s goal of being a consistent, high-performing community banking institution. Our improved earnings performance, increased return on assets and equity, growing loan portfolio, increasing revenues, improved net interest margin, strengthened capital, reinstated dividends, and continuing reductions in the portfolio of problem assets, all serve as evidence towards achievement of this goal. Looking forward, while we will be challenged by a variety of economic uncertainties, management anticipates continuing positive earnings trends, as a result of a growing balance sheet, higher revenues, and lower costs of problem assets.

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

Deferred Income Tax Assets:  At December 31, 2015, we had net deferred tax assets of $11.7 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2015.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 19 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2015	2014	2013
Community banking	$17,216	$12,488	$9,576
Insurance & financial services	179	468	150
Parent and other	(1,293)	(2,371)	(2,433)
Consolidated net income	$16,102	$10,585	$7,293

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 52.1% during 2015 reaching $16.1 million, compared to $10.6 million in 2014, which was 45.1% greater than 2013's $7.3 million. On a per share basis, the income applicable to common shares was$1.50, $1.17, and $0.84 per diluted share for 2015, 2014, and 2013, respectively, representing 28.2% and 39.3% increases in 2015 and 2014, respectively. Return on average equity was 11.62% in 2015 compared to 9.54% in 2014 and 7.38% in 2013. Return on average assets for the year ended December 31, 2015 was 1.10% compared to 0.80% in 2014 and 0.58% in 2013. Included in 2015's net income was $2.4 million of write-downs of foreclosed properties to fair value. A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts, and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2015, 2014, 2013, 2012 and 2011 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $47.6 million, $43.9 million, and $40.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, representing an increase of 8.5% in 2015 and 9.1% in 2014.  During 2015 and 2014, the volumes of both interest earning assets and interest bearing liabilities increased, while during 2013, the volumes of both declined. During 2015, our earnings on interest earning assets increased $1.3 million as the increase in earnings due to higher volumes more than offset the reduction in yield, while the cost of interest bearing liabilities declined $2.4 million primarily due to lower volumes of long term borrowings and subordinated debentures.   During 2014, our earnings on interest earning assets increased $415,000 as the increase in earnings due to higher volumes more than offset the reduction in yield, while the cost of interest bearing liabilities declined $3.2 million primarily due to maturing long term borrowings which were replaced with substantially lower cost short term borrowings.  During 2013, the decline in earnings on interest earning assets of $6.7 million was partially offset by a reduction in the volume of interest bearing liabilities and a reduction in the cost of interest bearing liabilities. Total average earning assets increased 4.9 % to $1.36 billion at December 31, 2015 from $1.30 billion at December 31, 2014.   Total average interest bearing liabilities increased 0.8% to $1.20 billion at December 31, 2015, compared to $1.19 billion at December 31, 2014.  The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in noninterest bearing deposits, increased short term borrowings, and growth in equity. As identified in Table II, tax equivalent net interest income increased $3.7 million in both 2015 and 2014.

Our net interest margin was 3.50% for 2015 compared to 3.39% and 3.22% for 2014 and 2013, respectively.  Our net interest margin increased 11 basis points in 2015 and 17 basis points in 2014. The cost of interest bearing liabilities decreased 20 and 30 basis points for 2015 and 2014, respectively, which more than offset the 11 and 14 basis point decrease in 2015 and 2014, respectively, in the yield on interest earning assets.  See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

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

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates
	Average Balances
Dollars in thousands	2015	2014	2013	2012	2011
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,049,172	$984,723	$949,616	$963,209	$987,315
Tax-exempt (2)	13,706	7,823	5,440	6,628	5,105
Securities
Taxable	209,316	211,700	208,588	233,560	252,901
Tax-exempt (2)	77,280	81,549	75,707	71,937	63,894
Federal Funds sold and interest bearing deposits with other banks	8,878	9,325	7,821	19,731	33,690
	1,358,352	1,295,120	1,247,172	1,295,065	1,342,905
Noninterest earning assets
Cash and due from banks	3,839	3,756	4,381	4,188	4,022
Premises and equipment	20,707	20,346	20,926	21,578	22,620
Other assets	94,996	112,504	125,629	118,427	118,408
Allowance for loan losses	(11,307)	(11,724)	(15,152)	(18,157)	(18,161)
Total assets	$1,466,587	$1,420,002	$1,382,956	$1,421,101	$1,469,794
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$208,160	$192,190	$181,413	$170,698	$152,552
Savings deposits	255,186	238,340	195,398	203,908	207,226
Time deposits	481,732	513,110	556,644	548,044	601,925
Short-term borrowings	151,102	100,786	34,098	13,248	4,238
Long-term borrowings and subordinated debentures	99,805	142,213	202,237	276,092	315,900
	1,195,985	1,186,639	1,169,790	1,211,990	1,281,841
Noninterest bearing liabilities
Demand deposits	116,995	104,262	94,943	94,243	85,247
Other liabilities	15,024	10,119	8,951	8,256	8,474
Total liabilities	1,328,004	1,301,020	1,273,684	1,314,489	1,375,562

Shareholders' equity - preferred	1,786	9,276	9,313	9,326	4,738
Shareholders' equity - common	136,797	109,706	99,959	97,286	89,494
Total shareholders' equity	138,583	118,982	109,272	106,612	94,232

Total liabilities and shareholders' equity	$1,466,587	$1,420,002	$1,382,956	$1,421,101	$1,469,794

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $473,000, $546,000, and $689,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming an effective combined Federal and state tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,542,000, $1,465,000, and $1,396,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses, and Average Yields/Rates (cont'd)
	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$51,554	$50,078	$50,505	$55,248	$58,911	4.91%	5.09%	5.32%	5.74%	5.97%
Tax-exempt (2)	779	533	388	483	402	5.68%	6.81%	7.13%	7.29%	7.87%
Securities
Taxable	4,328	4,692	4,131	5,689	9,106	2.07%	2.22%	1.98%	2.44%	3.60%
Tax-exempt (2)	3,756	3,780	3,647	3,929	4,080	4.86%	4.64%	4.82%	5.46%	6.39%
Federal Funds sold and interest bearing deposits with other banks	8	8	5	35	72	0.09%	0.09%	0.06%	0.18%	0.21%
	60,425	59,091	58,676	65,384	72,571	4.45%	4.56%	4.70%	5.05%	5.40%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	251	222	255	325	391	0.12%	0.12%	0.14%	0.19%	0.26%
Savings deposits	1,781	1,580	1,152	1,361	1,899	0.70%	0.66%	0.59%	0.67%	0.92%
Time deposits	6,304	7,193	8,985	11,472	15,983	1.31%	1.40%	1.61%	2.09%	2.66%
Short-term borrowings	525	306	95	31	8	0.35%	0.30%	0.28%	0.23%	0.19%
Long-term borrowings subordinated debentures	4,007	5,940	7,991	10,875	12,921	4.01%	4.18%	3.95%	3.94%	4.09%
	12,868	15,241	18,478	24,064	31,202	1.08%	1.28%	1.58%	1.99%	2.43%

	$47,557	$43,850	$40,198	$41,320	$41,369

						3.50%	3.39%	3.22%	3.19%	3.08%

Table II - Changes in Interest Margin Attributable to Rate and Volume
	2015 Versus 2014			2014 Versus 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$3,205	$(1,729)	$1,476	$1,830	$(2,257)	$(427)
Tax-exempt	347	(101)	246	163	(18)	145
Securities
Taxable	(52)	(312)	(364)	63	498	561
Tax-exempt	(203)	179	(24)	274	(141)	133
Federal funds sold and interest bearing deposits with other banks	—	—	—	1	2	3
Total interest earned on interest earning assets	3,297	(1,963)	1,334	2,331	(1,916)	415
Interest paid on
Interest bearing demand deposits	19	10	29	14	(47)	(33)
Savings deposits	115	86	201	273	155	428
Time deposits	(426)	(463)	(889)	(669)	(1,123)	(1,792)
Short-term borrowings	170	49	219	202	9	211
Long-term borrowings and subordinated debentures	(1,710)	(223)	(1,933)	(2,486)	435	(2,051)
Total interest paid on interest bearing liabilities	(1,832)	(541)	(2,373)	(2,666)	(571)	(3,237)
Net interest income	$5,129	$(1,422)	$3,707	$4,997	$(1,345)	$3,652

Noninterest Income

Noninterest income totaled 0.81%, 0.79%, and 0.81%, of average assets in 2015, 2014, and 2013, respectively.   Noninterest income totaled $11.9 million in 2015 compared to $11.2 million in both 2014 and 2013.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2015	2014	2013
Insurance commissions	$4,042	$4,400	$4,429
Service fees related to deposit accounts	4,285	4,405	4,326
Realized securities gains	1,444	213	240
Other-than-temporary impairment of securities	—	(1)	(118)
Bank owned life insurance income	1,040	1,071	994
Other	1,050	1,135	1,338
Total	$11,861	$11,223	$11,209

Other-than-temporary impairment of securities:  We do not anticipate material charges for other-than-temporary impairment of securities in the near term.

Noninterest Expense

Noninterest expense was well controlled in both 2015 and 2014.  These expenses totaled $33.6 million, $35.3 million, and $34.8 million, or 2.3%, 2.5%, and 2.5% of average assets for each of the years ended December 31, 2015, 2014, and 2013.  Total noninterest expense decreased $1.7 million in 2015 compared to 2014 and increased $568,000 in 2014 compared to 2013.  Our most notable change in noninterest expense during 2015 was the reduction in write-downs of foreclosed properties.  Table IV below shows the breakdown of these changes.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2015	$	%	2014	$	%	2013
Salaries, commissions, and employee benefits	$17,638	$1,453	9.0%	$16,185	$7	—%	$16,178
Net occupancy expense	1,964	(59)	(2.9)%	2,023	170	9.2%	1,853
Equipment expense	2,294	208	10.0%	2,086	(217)	(9.4)%	2,303
Professional fees	1,616	187	13.1%	1,429	248	21.0%	1,181
Amortization of intangibles	200	(50)	(20.0)%	250	(101)	(28.8)%	351
FDIC premiums	1,220	(572)	(31.9)%	1,792	(268)	(13.0)%	2,060
Foreclosed properties expense	684	(336)	(32.9)%	1,020	(25)	(2.4)%	1,045
Loss on sales of foreclosed properties	(26)	(853)	(103.1)%	827	309	59.7%	518
Write-downs of foreclosed properties	2,415	(1,356)	(36.0)%	3,771	49	1.3%	3,722
Other	5,627	(314)	(5.3)%	5,941	396	7.1%	5,545
Total	$33,632	$(1,692)	(4.8)%	$35,324	$568	1.6%	$34,756

Salaries, commissions, and employee benefits: These expenses are 9% higher in 2015 compared to 2014 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance.

Professional fees: Professional fees increased 13% in 2015 and 21% in 2014, as a result of higher legal fees related to matters in litigation.

FDIC premiums: FDIC premiums decreased 32% during 2015 and 13% during 2014, reflecting a reduction in rate due to Summit Community's release from its MOU in late 2014. These lower levels are expected to continue.

Write-downs of foreclosed properties:    These write-downs declined 36% during 2015. Management expects such write-downs to continue to trend lower than in recent years.

Other: Other expenses decreased during 2015 and increased during 2014 principally due to recognition of a $461,000 fraud loss in 2014.

Income Tax Expense/Benefit

Income tax expense for the years ended December 31, 2015, 2014, and 2013 totaled $6.9 million, $4.7 million, and $2.7 million, respectively. Refer to Note 13 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2015 to $1.47 billion, an increase of 3.3% above 2014's average of $1.42 billion, and our year end December 31, 2015 assets were $48.9 million more than December 31, 2014.  Average assets increased 2.7% in 2014, from $1.38 billion in 2013.  Significant changes in the components of our balance sheet in 2015 and 2014 are discussed below.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2015		2014		2013		2012		2011
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$97,201	8.9%	$88,688	8.6%	$88,405	9.3%	$85,908	9.0%	$99,101	10.1%
Commercial real estate	540,849	49.5%	475,343	46.0%	430,804	45.3%	430,837	45.0%	429,531	43.5%
Construction and development	75,470	6.9%	96,630	9.4%	86,712	9.1%	83,155	8.7%	96,013	9.8%
Residential mortgage	346,363	31.8%	340,269	33.0%	321,541	33.8%	331,980	34.7%	334,688	34.0%
Consumer	19,251	1.8%	19,500	1.9%	19,900	2.1%	20,658	2.2%	22,377	2.3%
Other	11,669	1.1%	11,522	1.1%	3,279	0.4%	3,703	0.4%	2,765	0.3%
Total loans	$1,090,803	100.0%	$1,031,952	100.0%	$950,641	100.0%	$956,241	100.0%	$984,475	100.0%

Total net loans averaged $1.1 billion in 2015, which represented 72% of total average assets compared to $992.5 million in 2014, or 70% of total average assets. A continued improving economic environment in our market area contributed to 5.7% loan growth in 2015, following 2014's growth of 8.6% -- the first year of such growth since the onset of the economic downturn in 2008.

Refer to Note 5 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2015.
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

Securities

Securities comprised approximately 18.8% of total assets at December 31, 2015 compared to 19.6% at December 31, 2014.  Average securities approximated $286.6 million for 2015 or 2.3% less than 2014's average of $293.2 million. Refer to Note 4 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Pursuant to ASC Topic 320 Investments—Debt and Equity Securities, anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income.  During 2014 and 2013, we took other-than-temporary non-cash impairment charges of $1,000 and $118,000, respectively, related to certain nongovernment sponsored residential mortgage-backed securities.

At December 31, 2015, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2015, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$195	4.0%	$3,594	3.2%	$8,906	2.3%	$7,767	2.3%
Residential mortgage backed securities:
Government sponsored agencies	48,242	2.7%	90,703	2.3%	5,312	2.6%	1,329	3.5%
Nongovernment sponsored entities	4,114	3.2%	3,375	2.6%	344	4.1%	3	24.2%
State and political subdivisions	250	3.0%	3,389	4.5%	4,937	4.7%	79,412	4.3%
Corporate debt securities	—	—	—	—	1,750	3.5%	12,744	2.7%
Other	—	—	—	—	—	—	77	—
Total	$52,801	2.7%	$101,061	2.4%	$21,249	3.1%	$101,332	3.9%

Deposits

Total deposits at December 31, 2015 increased $5.4 million or 1% compared to December 31, 2014.  We have strengthened our focus on growing core transaction accounts, which is reflected by their 4.8% growth during 2015, and 35.4% growth over the past five years.

Table VII - Deposits
Dollars in thousands	2015	2014	2013	2012	2011
Noninterest bearing demand	$119,010	$115,427	$92,837	$100,592	$88,655
Interest bearing demand	215,721	204,030	186,578	175,706	158,483
Savings	266,825	253,578	193,446	193,039	208,809
Time deposits	465,153	488,279	530,951	557,788	560,553
Total deposits	$1,066,709	$1,061,314	$1,003,812	$1,027,125	$1,016,500

See Table I for average deposit balance and rate information by deposit type for the past five years, and Note 10 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2015.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $377.8 million at December 31, 2015.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $92.0 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2015, which is primarily secured by consumer loans, construction loans, and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $47.8 million from $123.6 million at December 31, 2014 to $171.4 million at December 31, 2015.  See Note 11 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $75.6 million at December 31, 2015 and $77.5 million at December 31, 2014 consisted primarily of structured reverse repurchase agreements with two unaffiliated institutions.  Long-term borrowings from the FHLB totaled $873,000 at December 31, 2015, compared to $976,000 outstanding at December 31, 2014.  At December 31, 2015, we had a $2.7 million term loan which is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. During 2007, we entered into $110 million of structured reverse repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured reverse repurchase agreements totaled $72.0 million at December 31, 2015.  Refer to Note 11 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated Debentures:   During 2015, we prepaid in full the $16.8 million subordinated debentures that were outstanding at December 31, 2014.  The subordinated debt qualified as Tier 2 capital under Federal Reserve Board guidelines until the debt was within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital was reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances had an interest rate of 10 percent per annum, a term of 10 years, and were not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which had a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

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

Table VIII presents a summary of nonperforming assets at December 31, as follows:

Table VIII - Nonperforming Assets
Dollars in thousands	2015	2014	2013	2012	2011
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Residential construction & development	—	—	—	—	344
Residential real estate	—	—	—	—	—
Consumer	9	—	—	—	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	9	—	—	—	344
Nonaccrual loans
Commercial	853	392	1,224	5,002	3,260
Commercial real estate	5,955	1,844	2,318	2,556	7,163
Commercial construction & development	—	—	3,782	—	1,052
Residential construction & development	5,623	4,619	9,048	13,641	22,289
Residential real estate	3,245	5,556	2,446	16,522	18,187
Consumer	83	83	128	55	145
Total nonaccrual loans	15,759	12,494	18,946	37,776	52,096
Foreclosed properties
Commercial	—	110	—	—	—
Commercial real estate	1,300	5,204	9,903	11,835	15,721
Commercial construction & development	8,717	10,179	11,125	17,597	17,101
Residential construction & development	14,069	19,267	20,485	23,074	27,877
Residential real estate	1,481	2,769	11,879	3,666	3,239
Total foreclosed properties	25,567	37,529	53,392	56,172	63,938
Repossessed assets	5	221	8	6	263
Total nonperforming assets	$41,340	$50,244	$72,346	$93,954	$116,641
Total nonperforming loans as a percentage of total loans	1.45%	1.21%	1.99%	3.96%	5.33%
Total nonperforming assets as a percentage of total assets	2.77%	3.48%	5.22%	6.77%	8.04%
Allowance for loan losses as a percentage of nonperforming loans	72.75%	89.38%	66.82%	47.47%	33.78%
Allowance for loan losses as a percentage of period end loans	1.05%	1.08%	1.33%	1.88%	1.80%

Refer to Note 5 Loans, for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development, and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2015, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

We maintain the allowance for loan losses at a level considered adequate to provide for estimated probable credit losses inherent in the loan portfolio.  The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated, and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is provided in Note 6 of the accompanying financial statements.

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

Charge-offs, if necessary, are typically recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence consists of periods of reserve building, followed by periods of higher net charge-offs.

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

At December 31, 2015 and 2014, our allowance for loan losses totaled $11.5 million, or 1.05% of total loans and $11.2 million, or 1.08% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2015 decline as a percentage of total loans is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Table IX presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table IX - Allocation of the Allowance for Loan Losses
	2015		2014		2013		2012		2011
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$781	8.9%	$1,204	8.6%	$1,323	9.3%	$782	9.0%	$770	10.1%
Commercial real estate	4,566	49.6%	2,244	46.0%	1,610	45.3%	4,656	45.1%	4,618	43.6%
Construction and development	2,867	6.9%	3,844	9.4%	5,724	9.1%	5,358	8.7%	7,381	9.8%
Residential real estate	3,099	31.7%	3,547	33.0%	3,904	33.8%	6,984	34.7%	4,749	34.0%
Consumer	59	1.8%	97	1.9%	48	2.1%	132	2.1%	161	2.3%
Other	100	1.1%	231	1.1%	50	0.4%	21	0.4%	33	0.2%
Total	$11,472	100.0%	$11,167	100.0%	$12,659	100.0%	$17,933	100.0%	$17,712	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table X - Allowance for Loan Losses
Dollars in thousands	2015	2014	2013	2012	2011
Balance, beginning of year	$11,167	$12,659	$17,933	$17,712	$17,224
Losses
Commercial	77	390	723	1,273	506
Commercial real estate	737	11	1,040	1,442	586
Construction and development	457	3,535	3,596	3,757	3,568
Residential real estate	701	514	5,359	2,114	5,035
Consumer	69	265	79	136	162
Other	110	118	162	95	86
Total	2,151	4,833	10,959	8,817	9,943
Recoveries
Commercial	10	34	12	13	35
Commercial real estate	303	358	682	64	92
Construction and development	456	298	187	61	43
Residential real estate	206	254	138	228	98
Consumer	105	74	79	95	112
Other	126	73	87	77	51
Total	1,206	1,091	1,185	538	431
Net losses	945	3,742	9,774	8,279	9,512
Provision for loan losses	1,250	2,250	4,500	8,500	10,000
Balance, end of year	$11,472	$11,167	$12,659	$17,933	$17,712

At December 31, 2015 and 2014, we had approximately $25.6 million and $37.5 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities, and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $628.8 million or 42.1% of total consolidated assets at December 31, 2015.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $546.6 million.  At December 31, 2015, we had available borrowing capacity of $377.8 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2015 was approximately $92 million, which is secured by a pledge of our consumer loans, construction loans, and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2015, our loans increased approximately $59.5 million, while total deposits increased $5.4 million.  This additional liquidity need was met primarily by FHLB short-term advances.

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
Refer to page 14 of Item 1A. Risk Factors for further discussion of our liquidity risk.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2015, we spent approximately $2.5 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $2 - $3 million in 2016, primarily for equipment upgrades, office renovations, and new branch construction.

Management anticipates that the Company’s assets will grow in 2016 at a pace comparable to the 3% growth it experienced in 2015.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.6% at December 31, 2015 compared to 9.1% at December 31, 2014. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $65.1 million, $52.6 million, and $84.9 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

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

On August 25, 2014, we entered into a Securities Purchase Agreement ("SPA") agreeing to sell 1,057,137 shares of common stock (representing approximately 9.9% of our outstanding common stock) at the price of $9.75 per share to Castle Creek Capital Partners V, LP ("Castle Creek") in a private placement. The private placement with Castle Creek consisted of two (2) closings. The first closing for the purchase of 819,384 shares of common stock at an aggregate price of $7,988,994 was consummated on November 25, 2014. The second closing for the purchase of 237,753 shares of common stock at an aggregate price of $2,318,092 was consummated on March 17, 2015 and was conditioned upon, among other things, the conversion into shares of common stock of all of the outstanding shares of our 8% Non-Cumulative Convertible Preferred Stock, Series 2009 and our 8% Non-Cumulative Convertible Preferred Stock, Series 2011 ("the Conversions"), in accordance with the terms of our Articles of Incorporation, as amended.

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

Dividends:  Cash dividends per share totaled $0.32 during 2015, representing a dividend payout ratio of 20.7%. There were no cash dividends paid on common shares in 2014. It is our intention to continue to pay dividends on a quarterly basis during 2016. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings, and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2016, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $12.8 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2015.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2016	$28,911	$257
2017	919	215
2018	45,017	162
2019	18	136
2020	18	23
Thereafter	20,287	—
Total	$95,170	$793

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2015 are presented in the following table.  Refer to Note 15 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XII - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$58,008
Construction loans	32,044
Other loans	49,775
Standby letters of credit	5,302
Total	$145,129

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2015, our interest rate risk position was liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2015.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	0.99%	-0.09%
Up 200 basis points (1)	-10%	-3.94%	-4.12%
Up 400 basis points (2)	-15%	-3.18%	-6.51%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Arnett Carbis Toothman LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

/s/ H. Charles Maddy, III	/s/ Robert S. Tissue	/s/ Julie R. Markwood
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Moorefield, West Virginia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Summit Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Summit Financial Group, Inc. and subsidiaries, and our report, dated February 26, 2016, expressed an unqualified opinion.

Charleston, West Virginia
February 26, 2016

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of Summit Financial Group Inc. and subsidiaries’ internal control over financial reporting.

Charleston, West Virginia
February 26, 2016

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2015	2014
ASSETS
Cash and due from banks	$3,625	$3,728
Interest bearing deposits with other banks	5,862	8,782
Cash and cash equivalents	9,487	12,510
Securities available for sale	280,792	282,834
Other investments	8,949	6,183
Loan held for sale	779	527
Loans, net	1,079,331	1,019,842
Property held for sale	25,567	37,529
Premises and equipment, net	21,572	20,060
Accrued interest receivable	5,544	5,838
Intangible assets	7,498	7,698
Cash surrender value of life insurance policies	37,732	36,700
Other assets	15,178	13,847
Total assets	$1,492,429	$1,443,568
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$119,010	$115,427
Interest bearing	947,699	945,887
Total deposits	1,066,709	1,061,314
Short-term borrowings	171,394	123,633
Long-term borrowings	75,581	77,490
Subordinated debentures	—	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	15,412	13,098
Total liabilities	1,348,685	1,311,924
Commitments and Contingencies
Shareholders' Equity
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 2014 - 3,610 shares	—	3,419
Series 2011, 8% Non-cumulative convertible preferred stock, par value $1.00; issued 2014 - 11,914 shares	—	5,764
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued 2015 - 10,671,744 shares; 2014 - 8,301,746 shares	45,741	32,670
Unallocated common stock held by Employee Stock Ownership Plan - 2015 - 181,822 shares	(1,964)	—
Retained earnings	100,423	87,719
Accumulated other comprehensive income (loss)	(456)	2,072
Total shareholders' equity	143,744	131,644
Total liabilities and shareholders' equity	$1,492,429	$1,443,568
See Notes to Consolidated Financial Statements
Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2015	2014	2013
Interest income
Interest and fees on loans
Taxable	$51,554	$50,078	$50,485
Tax-exempt	514	352	256
Interest and dividends on securities
Taxable	4,329	4,693	4,127
Tax-exempt	2,479	2,495	2,407
Interest on interest bearing deposits with other banks	7	8	5
Total interest income	58,883	57,626	57,280
Interest expense
Interest on deposits	8,336	8,995	10,392
Interest on short-term borrowings	525	306	94
Interest on long-term borrowings and subordinated debentures	4,006	5,940	7,991
Total interest expense	12,867	15,241	18,477
Net interest income	46,016	42,385	38,803
Provision for loan losses	1,250	2,250	4,500
Net interest income after provision for loan losses	44,766	40,135	34,303
Noninterest income
Insurance commissions	4,042	4,400	4,429
Service fees related to deposit accounts	4,285	4,405	4,326
Realized securities gains	1,444	213	240
Bank owned life insurance income	1,040	1,071	994
Other	1,050	1,135	1,338
Total other-than-temporary impairment loss on securities	—	(1)	(155)
Portion of loss recognized in other comprehensive income	—	—	37
Net impairment loss recognized in earnings	—	(1)	(118)
Total noninterest income	11,861	11,223	11,209
Noninterest expenses
Salaries, commissions, and employee benefits	17,638	16,185	16,178
Net occupancy expense	1,964	2,023	1,853
Equipment expense	2,294	2,086	2,303
Professional fees	1,616	1,429	1,181
Amortization of intangibles	200	250	351
FDIC premiums	1,220	1,792	2,060
Foreclosed properties expense	684	1,020	1,045
Loss (gain) on sales of foreclosed properties	(26)	827	518
Write-downs of foreclosed properties	2,415	3,771	3,722
Other	5,627	5,941	5,545
Total noninterest expenses	33,632	35,324	34,756
Income before income tax expense	22,995	16,034	10,756
Income tax expense	6,893	4,678	2,688
Net income	16,102	11,356	8,068
Dividends on preferred shares	—	771	775
Net income applicable to common shares	$16,102	$10,585	$7,293

Basic earnings per common share	$1.56	$1.40	$0.98

Diluted earnings per common share	$1.50	$1.17	$0.84

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2015	2014	2013
Net income	$16,102	$11,356	$8,068
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of:
2015 - ($2,160), net of deferred taxes of ($799); 2014 - ($3,714), net of deferred taxes of ($1,374); 2013 - 803, net of deferred taxes of $297	(1,361)	(2,340)	506
Non-credit related other-than-temporary impairment on available for sale debt securities:
2013 - $37, net of deferred taxes of $14	—	—	(23)
Net unrealized gain (loss) on available for sale debt securities of:
2015 - ($1,852), net of deferred taxes of ($685) and reclassification adjustment for net realized gains included in net income of $1,444	(1,167)	—	—
2014 - $7,037, net of deferred taxes of $2,604 and reclassification adjustment for net realized gains included in net income of $213	—	4,433	—
2013 - ($8,527), net of deferred taxes of ($3,155) and reclassification adjustment for net realized gains included in net income of $240	—	—	(5,372)
Total comprehensive income	$13,574	$13,449	$3,179

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2015, 2014 and 2013

Dollars in thousands (except per share amounts)	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity
Balance, December 31, 2012	$3,519	$5,807	$24,520	$—	$69,841	$4,868	$108,555
Comprehensive income:
Net income	—	—	—	—	8,068	—	8,068
Other comprehensive income (loss)						(4,889)	(4,889)
Total comprehensive income							3,179
Exercise of stock options	—	—	111	—	—	—	111
Stock compensation expense	—	—	2	—	—	—	2
Conversion of Series 2011 Preferred Stock to common stock	—	(31)	31	—	—	—	—
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	—	(297)	—	(297)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	—	(478)	—	(478)
Balance, December 31, 2013	3,519	5,776	24,664	—	77,134	(21)	111,072
Comprehensive income:
Net income	—	—	—	—	11,356	—	11,356
Other comprehensive income						2,093	2,093
Total comprehensive income							13,449
Exercise of stock options	—	—	71	—	—	—	71
Stock compensation expense	—	—	1	—	—	—	1
Conversion of Series 2009 Preferred Stock to common stock	(100)	—	100	—	—	—	—
Conversion of Series 2011 Preferred Stock to common stock	—	(12)	12	—	—	—	—
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	—	(295)	—	(295)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	—	(476)	—	(476)
Issuance of 819,384 shares of common stock	—	—	7,822	—	—	—	7,822
Balance, December 31, 2014	3,419	5,764	32,670	—	87,719	2,072	131,644
Comprehensive income:
Net income	—	—	—	—	16,102	—	16,102
Other comprehensive income (loss)						(2,528)	(2,528)
Total comprehensive income							13,574
Exercise of stock options	—	—	51	—	—	—	51
Stock compensation expense	—	—	151	—	—	—	151
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,404	—	—	—	(15)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,747	—	—	—	(17)
Issuance of 499,665 shares of common stock	—	—	4,772	—	—	—	4,772
Purchase of 208,333 shares of unallocated common stock held by ESOP	—	—	—	(2,250)	—	—	(2,250)
Allocation of 26,511 shares of common stock held by ESOP	—	—	26	286	—	—	312
Repurchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.32 per share)	—	—	—	—	(3,398)	—	(3,398)
Balance, December 31, 2015	$—	$—	$45,741	$(1,964)	$100,423	$(456)	$143,744
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,102	$11,356	$8,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,076	1,074	1,161
Provision for loan losses	1,250	2,250	4,500
Stock compensation expense	151	1	2
Deferred income tax expense	190	1,004	1,786
Loans originated for sale	(4,762)	(2,663)	(8,754)
Proceeds from loans sold	4,510	2,457	8,660
Securities gains	(1,444)	(213)	(240)
Other-than-temporary impairment of securities	—	1	118
Loss (gain) on disposal of assets	(24)	815	501
Write-downs of foreclosed properties	2,415	3,771	3,722
Amortization of securities premiums (accretion of discounts), net	5,143	5,279	6,032
Amortization of intangibles, net	200	262	363
(Increase) decrease in accrued interest receivable	293	(169)	(48)
Increase in cash surrender value of bank owned life insurance	(1,032)	(1,088)	(1,058)
(Increase) decrease in other assets	(1,077)	(55)	2,494
Increase in other liabilities	657	1,520	860
Net cash provided by operating activities	23,648	25,602	28,167
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	2,043	4,051	2,669
Proceeds from sales of securities available for sale	69,632	80,914	54,340
Principal payments received on securities available for sale	38,502	34,390	62,179
Purchases of securities available for sale	(113,677)	(111,438)	(137,755)
Purchases of other investments	(9,997)	(3,899)	(2,960)
Proceeds from sales & redemptions of other investments	7,231	5,532	6,531
Net loans made to customers	(63,359)	(87,983)	(16,225)
Purchases of premises and equipment	(2,588)	(511)	(677)
Proceeds from disposal of premises and equipment	—	9	37
Proceeds from sale of repossessed assets & property held for sale	13,224	14,602	10,654
Purchases of life insurance contracts	—	—	(5,000)
Net cash used in investing activities	(58,989)	(64,333)	(26,207)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	28,487	100,174	3,524
Net decrease in time deposits	(23,125)	(42,672)	(26,837)
Net increase in short-term borrowings	47,761	60,865	58,810
Net proceeds from long-term borrowings	—	—	3,454
Repayment of long-term borrowings	(1,909)	(86,027)	(43,251)
Repayment of subordinated debt	(16,800)	—	—
Net proceeds from issuance of common stock	4,704	7,822	—
Repurchase and retirement of common stock	(1,080)	—	—
Purchase of unallocated common stock held by ESOP	(2,250)	—	—
Exercise of stock options	51	71	96
Dividends paid on common stock, net of reinvestment	(3,330)	—	—
Dividends paid on preferred stock	(191)	(774)	(776)
Net cash provided by (used in) financing activities	32,318	39,459	(4,980)
Increase (decrease) in cash and cash equivalents	(3,023)	728	(3,020)
Cash and cash equivalents:
Beginning	12,510	11,782	14,802
Ending	$9,487	$12,510	$11,782
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$12,854	$15,862	$18,920
Income taxes	$7,440	$2,843	$1,118
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$2,622	$2,961	$11,823

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  Our primary business is community banking.  Our community bank subsidiary, Summit Community Bank (“Summit Community”) provides commercial and retail banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Shenandoah Valley and Northern region of Virginia.  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2014 and 2013, as previously presented, have been reclassified to conform to current year classifications.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note 3	Page 55
Securities	Note 4	Page 59
Loans	Note 5	Page 63
Allowance for Loan Losses	Note 6	Page 71
Property Held for Sale	Note 7	Page 74
Premises and Equipment	Note 8	Page 74
Goodwill and Intangible Assets	Note 9	Page 74
Securities Sold Under Agreements to Repurchase	Note 11	Page 76
Derivative Financial Instruments	Note 12	Page 78
Income Taxes	Note 13	Page 79
Employee Stock Ownership Plan	Note 14	Page 80
Share Based Compensation	Note 14	Page 80
Earnings Per Share	Note 20	Page 88

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-1, Investments (Topic 323) - Accounting for Investments in Affordable Housing Projects revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments were required to be applied retrospectively to all periods presented, with early adoption permitted, and did not have a material impact on our consolidated financial statements.

ASU 2014-4, Receivables (Topic 310) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted, but did not have a material impact on our consolidated financial statements.

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

ASU 2015-05, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

Available-for-Sale Securities:  Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Certain trust preferred securities classified as corporate debt securities are Level 3 due to limited market trades of these classes of securities.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$21,475	$—	$21,475	$—
Mortgage backed securities:
Government sponsored agencies	146,734	—	146,734	—
Nongovernment sponsored entities	7,885	—	7,885	—
State and political subdivisions	1,953	—	1,953	—
Corporate debt securities	14,226	—	8,367	5,859
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	88,442	—	88,442	—
Total available for sale securities	$280,792	$—	$274,933	$5,859

Derivative financial liabilities
Interest rate swaps	$5,072	$—	$5,072	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$23,174	$—	$23,174	$—
Mortgage backed securities:
Government sponsored agencies	149,777	—	149,777	—
Nongovernment sponsored entities	12,145	—	12,145	—
State and political subdivisions	8,694	—	8,694	—
Corporate debt securities	3,776	—	—	3,776
Other equity securities	7	—	7	—
Tax-exempt state and political subdivisions	85,261	—	85,261	—
Total available for sale securities	$282,834	$—	$279,058	$3,776

Derivative financial assets
Interest rate swaps	$2,911	$—	$2,911	$—

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$779	$—	$779	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	627	—	—	627
Construction and development	1,054	—	—	1,054
Residential real estate	279	—	279	—
Total collateral-dependent impaired loans	$1,960	$—	$279	$1,681

Foreclosed properties
Commercial real estate	$1,103	$—	$1,103	$—
Construction and development	18,477	—	18,419	58
Residential real estate	314	—	314	—
Total foreclosed properties	$19,894	$—	$19,836	$58

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2014	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$527	$—	$527	$—

Collateral-dependent impaired loans
Commercial	$44	—	$—	$44
Commercial real estate	344	—	344	—
Construction and development	852	—	852	—
Residential real estate	312	—	312	—
Total collateral-dependent impaired loans	$1,552	$—	$1,508	$44

Foreclosed properties
Commercial real estate	$3,892	$—	$3,892	$—
Construction and development	20,952	—	20,841	111
Residential real estate	2,025	—	2,025	—
Total foreclosed properties	$26,869	$—	$26,758	$111

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2015		2014
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$9,487	$9,487	$12,510	$12,510
Securities available for sale	280,792	280,792	282,834	282,834
Other investments	8,949	8,949	6,183	6,183
Loans held for sale, net	779	779	527	527
Loans, net	1,079,331	1,084,955	1,019,842	1,033,890
Accrued interest receivable	5,544	5,544	5,838	5,838
	$1,384,882	$1,390,506	$1,327,734	$1,341,782
Financial liabilities
Deposits	$1,066,709	$1,077,510	$1,061,314	$1,078,406
Short-term borrowings	171,394	171,394	123,633	123,633
Long-term borrowings	75,581	80,506	77,490	84,732
Subordinated debentures	—	—	16,800	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	826	826	812	812
Derivative financial liabilities	5,072	5,072	2,911	2,911
	$1,339,171	$1,354,897	$1,302,549	$1,326,883
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

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2015 and 2014, are summarized as follows:

	December 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,461	$1,063	$49	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	145,586	1,943	795	146,734
Nongovernment-sponsored entities	7,836	82	33	7,885
State and political subdivisions
Water and sewer revenues	250	—	—	250
Other revenues	1,729	—	26	1,703
Corporate debt securities	14,494	—	268	14,226
Total taxable debt securities	190,356	3,088	1,171	192,273
Tax-exempt debt securities
State and political subdivisions
General obligations	52,490	1,767	41	54,216
Water and sewer revenues	7,614	172	—	7,786
Lease revenues	8,671	187	1	8,857
Special tax revenues	4,532	72	—	4,604
Other revenues	12,703	290	14	12,979
Total tax-exempt debt securities	86,010	2,488	56	88,442
Equity securities	77	—	—	77
Total available for sale securities	$276,443	$5,576	$1,227	$280,792

	December 31, 2014
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,153	$1,073	$52	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	147,951	2,599	773	149,777
Nongovernment-sponsored entities	12,051	142	48	12,145
State and political subdivisions
General obligations	1,975	2	33	1,944
Water and sewer revenues	1,976	14	7	1,983
Other revenues	4,696	73	2	4,767
Corporate debt securities	3,776	—	—	3,776
Total taxable debt securities	194,578	3,903	915	197,566
Tax-exempt debt securities
State and political subdivisions
General obligations	49,515	2,338	12	51,841
Water and sewer revenues	11,258	244	3	11,499
Lease revenues	4,617	75	10	4,682
Lottery/casino revenues	3,811	206	9	4,008
Other revenues	12,845	404	18	13,231
Total tax-exempt debt securities	82,046	3,267	52	85,261
Equity securities	7	—	—	7
Total available for sale securities	$276,631	$7,170	$967	$282,834

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Illinois	$9,899	$302	$2	$10,199
Texas	9,636	334	—	9,970
West Virginia	7,736	117	—	7,853
Ohio	7,246	114	—	7,360
California	6,139	202	15	6,326

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2015	$69,632	$2,043	$38,502	$1,732	$288
2014	80,914	4,051	34,390	1,037	824
2013	54,340	2,669	62,179	674	434

Residential mortgage-backed obligations having contractual maturities ranging from 4 to 50 years are reflected in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 32 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2015, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,801	$53,343
Due from one to five years	101,061	101,891
Due from five to ten years	21,248	21,661
Due after ten years	101,256	103,820
Equity securities	77	77
Total	$276,443	$280,792

At December 31, 2015 and 2014, securities with estimated fair values of $131.2 million and $128.1 million respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

We held 64 available for sale securities having an unrealized loss at December 31, 2015.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2015 and 2014, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$2,104	$(2)	$3,151	$(47)	$5,255	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	52,970	(569)	8,672	(226)	61,642	(795)
Nongovernment-sponsored entities	2,298	—	2,819	(33)	5,117	(33)
State and political subdivisions:
Other revenues	1,702	(26)	—	—	1,702	(26)
Corporate debt securities	8,367	(268)	—	—	8,367	(268)
Tax-exempt debt securities
State and political subdivisions:
General obligations	5,977	(41)	—	—	5,977	(41)
Lease revenues	576	(1)	—	—	576	(1)
Other revenues	1,218	(14)	—	—	1,218	(14)
Total temporarily impaired securities	75,212	(921)	14,642	(306)	89,854	(1,227)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$75,212	$(921)	$14,642	$(306)	$89,854	$(1,227)

	2014
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,912	$(52)	$3,912	$(52)
Residential mortgage-backed securities:
Government-sponsored agencies	36,825	(535)	21,915	(238)	58,740	(773)
Nongovernment-sponsored entities	5,488	(44)	2,163	(4)	7,651	(48)
State and political subdivisions:
General obligations	—	—	316	(33)	316	(33)
Water and sewer revenues	—	—	817	(7)	817	(7)
Other revenues	1,098	(2)	—	—	1,098	(2)
Corporate debt securities	—	—	—	—	—	—
Tax-exempt debt securities
State and political subdivisions:
General obligations	3,708	(8)	438	(4)	4,146	(12)
Water and sewer revenues	721	(3)	—	—	721	(3)
Lease revenues	—	—	1,168	(10)	1,168	(10)
Lottery/casino revenues	—	—	1,126	(9)	1,126	(9)
Other revenues	1,247	(8)	846	(10)	2,093	(18)
Total temporarily impaired securities	49,087	(600)	32,701	(367)	81,788	(967)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$49,087	$(600)	$32,701	$(367)	$81,788	$(967)

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

Loans are summarized as follows:

Dollars in thousands	2015	2014
Commercial	$97,201	$88,590
Commercial real estate
Owner-occupied	203,555	157,783
Non-owner occupied	337,294	317,136
Construction and development
Land and land development	65,500	67,881
Construction	9,970	28,591
Residential real estate
Non-jumbo	221,750	220,071
Jumbo	50,313	52,879
Home equity	74,300	67,115
Consumer	19,251	19,456
Other	11,669	11,507
Total loans, net of unearned fees	1,090,803	1,031,009
Less allowance for loan losses	11,472	11,167
Loans, net	$1,079,331	$1,019,842

The following presents loan maturities at December 31, 2015:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$39,542	$39,968	$17,691
Commercial real estate	16,623	56,690	467,536
Construction and development	35,419	8,811	31,239
Residential real estate	7,669	15,344	323,350
Consumer	3,893	12,522	2,836
Other	669	1,312	9,689
	$103,815	$134,647	$852,341
Loans due after one year with:
Variable rates		$138,002
Fixed rates		848,986
		$986,988

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2015 and 2014.

	At December 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$345	$26	$632	$1,003	$96,198	$—
Commercial real estate
Owner-occupied	158	386	437	981	202,574	—
Non-owner occupied	1	—	856	857	336,437	—
Construction and development
Land and land development	1,182	194	4,547	5,923	59,577	—
Construction	—	—	—	—	9,970	—
Residential mortgage
Non-jumbo	2,276	2,647	1,591	6,514	215,236	—
Jumbo	—	—	—	—	50,313	—
Home equity	374	172	100	646	73,654	—
Consumer	155	41	92	288	18,963	9
Other	—	—	—	—	11,669	—
Total	$4,491	$3,466	$8,255	$16,212	$1,074,591	$9

	At December 31, 2014
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$328	$117	$330	$775	$87,815	$—
Commercial real estate
Owner-occupied	121	194	801	1,116	156,667	—
Non-owner occupied	146	—	406	552	316,584	—
Construction and development
Land and land development	346	2,002	4,253	6,601	61,280	—
Construction	—	—	—	—	28,591	—
Residential mortgage
Non-jumbo	4,104	2,719	1,498	8,321	211,750	—
Jumbo	—	—	2,626	2,626	50,253	—
Home equity	1,067	94	83	1,244	65,871	—
Consumer	260	42	63	365	19,091	—
Other	—	—	—	—	11,507	—
Total	$6,372	$5,168	$10,060	$21,600	$1,009,409	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2015 and 2014.

Dollars in thousands	2015	2014
Commercial	$853	$392
Commercial real estate
Owner-occupied	437	1,218
Non-owner occupied	5,518	626
Construction and development
Land & land development	5,623	4,619
Construction	—	—
Residential mortgage
Non-jumbo	2,987	2,663
Jumbo	—	2,626
Home equity	258	267
Consumer	83	83
Total	$15,759	$12,494

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	December 31,		Method used to measure impairment
Loan Category	2015	2014
Commercial	$41	$132	Fair value of collateral
	201	362	Discounted cash flow
Commercial real estate
Owner-occupied	783	1,683	Fair value of collateral
	7,616	9,124	Discounted cash flow
Non-owner occupied	5,728	508	Fair value of collateral
	7,722	5,999	Discounted cash flow
Construction and development
Land & land development	6,597	11,998	Fair value of collateral
	2,177	2,310	Discounted cash flow
Residential mortgage
Non-jumbo	1,753	1,676	Fair value of collateral
	4,378	5,252	Discounted cash flow
Jumbo	3,869	7,594	Fair value of collateral
	871	886	Discounted cash flow
Home equity	186	285	Fair value of collateral
	523	523	Discounted cash flow
Consumer	—	2	Fair value of collateral
	68	82	Discounted cash flow
Total	$42,513	$48,416

The following tables present loans individually evaluated for impairment at December 31, 2015 and 2014.

	December 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$242	$242	$—	$319	$17
Commercial real estate
Owner-occupied	5,401	5,402	—	5,438	191
Non-owner occupied	10,740	10,741	—	9,982	310
Construction and development
Land & land development	7,635	7,635	—	9,497	263
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,590	3,600	—	3,316	160
Jumbo	3,871	3,869	—	4,412	181
Home equity	709	709	—	709	32
Consumer	68	68	—	72	6
Total without a related allowance	$32,256	$32,266	$—	$33,745	$1,160

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,997	2,997	45	3,003	135
Non-owner occupied	2,709	2,709	386	2,728	72
Construction and development
Land & land development	1,139	1,139	85	1,154	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,530	2,531	226	2,552	114
Jumbo	871	871	34	878	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,246	$10,247	$776	$10,315	$364

Total
Commercial	$30,863	$30,865	$516	$32,121	$988
Residential real estate	11,571	11,580	260	11,867	530
Consumer	68	68	—	72	6
Total	$42,502	$42,513	$776	$44,060	$1,524

	December 31, 2014
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$370	$369	$—	$430	$27
Commercial real estate
Owner-occupied	5,362	5,361	—	5,309	192
Non-owner occupied	3,645	3,647	—	4,420	199
Construction and development
Land & land development	13,410	13,410	—	14,149	483
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,289	4,300	—	3,853	185
Jumbo	7,589	7,594	—	7,761	241
Home equity	809	808	—	265	14
Consumer	84	84	—	36	2
Total without a related allowance	$35,558	$35,573	$—	$36,223	$1,343

With a related allowance
Commercial	$125	$125	$81	$38	$—
Commercial real estate
Owner-occupied	5,446	5,446	287	5,461	216
Non-owner occupied	2,860	2,860	74	1,003	40
Construction and development
Land & land development	898	898	46	933	42
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,627	2,628	282	2,093	98
Jumbo	885	886	46	892	45
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,841	$12,843	$816	$10,420	$441

Total
Commercial	$32,116	$32,116	$488	$31,743	$1,199
Residential real estate	16,199	16,216	328	14,864	583
Consumer	84	84	—	36	2
Total	$48,399	$48,416	$816	$46,643	$1,784

The average recorded investment of impaired loans during 2013 was $56.9 million, and $2.0 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $30.5 million, of which $28.9 million were current with respect to restructured contractual payments at December 31, 2015, and $34.7 million, of which $32.2 million were current with respect to restructured contractual payments at December 31, 2014.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2015 and 2014.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2015			2014
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	3	$82	$86
Commercial real estate
Non-owner occupied	—	—	—	1	2,154	2,154
Construction and development
Land & land development	1	1,182	1,182	—	—	—
Residential real estate
Non-jumbo	1	25	25	5	1,044	1,080
Home equity	—	—	—	1	411	523
Consumer	1	2	2	1	18	18
Total	3	$1,209	$1,209	11	$3,709	$3,861

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2015		2014
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	3	$86
Construction and development
Land & land development	1	1,182	—	—
Residential real estate
Non-jumbo	—	—	1	167
Total	1	$1,182	4	$253

The following table details the activity regarding TDRs by loan type during 2015, and the related allowance on TDRs.

2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2015	$5,786	$—	$410	$9,501	$6,219	$6,245	$5,937	$523	$85	$—	$34,706
Additions	1,182	—	—	—	—	25	—	—	2	—	1,209
Charge-offs	(168)	—	—	—	—	—	—	—	—	—	(168)
Net (paydowns) advances	(2,611)	—	(168)	(187)	(160)	(774)	(1,302)	—	(20)	—	(5,222)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	$4,189	$—	$242	$9,314	$6,059	$5,496	$4,635	$523	$67	$—	$30,525

Allowance related to troubled debt restructurings	$—	$—	$—	$190	$12	$226	$35	$—	$—	$—	$463

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$57,155	$53,873	$9,970	$28,591	$95,174	$86,361	$202,226	$155,189	$329,861	$306,710
OLEM (Special Mention)	1,598	1,673	—	—	1,295	1,837	546	1,064	1,602	8,933
Substandard	6,747	12,335	—	—	732	392	783	1,530	5,831	1,493
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$65,500	$67,881	$9,970	$28,591	$97,201	$88,590	$203,555	$157,783	$337,294	$317,136

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2015	2014	2015	2014
Residential real estate
Non-jumbo	$218,763	$217,408	$2,987	$2,663
Jumbo	50,313	50,253	—	2,626
Home Equity	74,042	66,848	258	267
Consumer	19,149	19,373	102	83
Other	11,669	11,507	—	—
Total	$373,936	$365,389	$3,347	$5,639

Industry concentrations:  At December 31, 2015 and 2014, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2015	2014
Balance, beginning	$20,586	$18,577
Additions	11,095	13,842
Amounts collected	(6,142)	(11,833)
Other changes, net	(2,565)	—
Balance, ending	$22,974	$20,586

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

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports, and loans adversely classified by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained. Beginning in 2014, for purposes of loans that have been modified in a troubled debt restructuring and not internally graded as substandard, doubtful, or loss ("performing TDRs") we began measuring impairment using the discounted cash flows method. Under this method, a specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over its discounted cash flows.

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following ten loan pools:  land and land development, construction, commercial, commercial real estate - owner occupied, commercial real estate - non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, consumer, and other.  Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans.

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

An analysis of the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013 is as follows:

Dollars in thousands	2015	2014	2013

Balance, beginning of year	$11,167	$12,659	$17,933
Losses:
Commercial	77	390	723
Commercial real estate
Owner occupied	559	11	1,031
Non-owner occupied	178	—	9
Construction and development
Land and land development	457	3,535	3,596
Construction	—	—	—
Residential real estate
Non-jumbo	417	435	541
Jumbo	208	65	4,741
Home equity	76	14	77
Consumer	69	265	79
Other	110	118	162
Total	2,151	4,833	10,959
Recoveries:
Commercial	10	34	12
Commercial real estate
Owner occupied	290	40	8
Non-owner occupied	13	318	674
Construction and development
Land and land development	456	298	187
Construction	—	—	—
Real estate - mortgage
Non-jumbo	107	87	127
Jumbo	96	163	6
Home equity	3	4	5
Consumer	105	74	79
Other	126	73	87
Total	1,206	1,091	1,185
Net losses	945	3,742	9,774
Provision for loan losses	1,250	2,250	4,500
Balance, end of year	$11,472	$11,167	$12,659

Activity in the allowance for loan losses by loan class during 2015 and 2014 is as follows:

	2015
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167
Charge-offs	457	—	77	559	178	417	208	76	69	110	2,151
Recoveries	456	—	10	290	13	107	96	3	105	126	1,206
Provision	(564)	(412)	(356)	931	1,826	283	(376)	139	(74)	(147)	1,250
Ending balance	$2,852	$15	$781	$1,589	$2,977	$1,253	$1,593	$253	$59	$100	$11,472

Allowance related to:
Loans individually evaluated for impairment	$85	$—	$—	$45	$386	$225	$35	$—	$—	$—	$776
Loans collectively evaluated for impairment	2,767	15	781	1,544	2,591	1,028	1,558	253	59	100	10,696
Total	$2,852	$15	$781	$1,589	$2,977	$1,253	$1,593	$253	$59	$100	$11,472

Loans
Loans individually evaluated for impairment	$8,774	$—	$242	$8,399	$13,450	$6,131	$4,740	$709	$68	$—	$42,513
Loans collectively evaluated for impairment	56,726	9,970	96,959	195,156	323,844	215,619	45,573	73,591	19,183	11,669	$1,048,290
Total	$65,500	$9,970	$97,201	$203,555	$337,294	$221,750	$50,313	$74,300	$19,251	$11,669	$1,090,803

	2014
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$5,455	$269	$1,324	$969	$641	$1,842	$1,888	$173	$47	$51	$12,659
Charge-offs	3,535	—	390	11	—	435	65	14	265	118	4,833
Recoveries	298	—	34	40	318	87	163	4	74	73	1,091
Provision	1,199	158	236	(71)	357	(214)	95	24	241	225	2,250
Ending balance	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167

Allowance related to:
Loans individually evaluated for impairment	$46	$—	$81	$286	$74	$282	$46	$—	$—	$—	$815
Loans collectively evaluated for impairment	3,371	427	1,123	641	1,242	998	2,035	187	97	231	10,352
Total	$3,417	$427	$1,204	$927	$1,316	$1,280	$2,081	$187	$97	$231	$11,167

Loans
Loans individually evaluated for impairment	$14,308	$—	$495	$10,807	$6,507	$6,927	$8,480	$808	$84	$—	$48,416
Loans collectively evaluated for impairment	53,573	28,591	88,095	146,976	310,629	213,144	44,399	66,307	19,372	11,507	$982,593
Total	$67,881	$28,591	$88,590	$157,783	$317,136	$220,071	$52,879	$67,115	$19,456	$11,507	$1,031,009

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

The following table presents the activity of property held for sale during 2015 and 2014.

Dollars in thousands	2015	2014
Beginning balance	$37,529	$53,392
Acquisitions	2,617	2,673
Capitalized improvements	39	87
Dispositions	(12,203)	(14,852)
Valuation adjustments	(2,415)	(3,771)
Balance at year end	$25,567	$37,529

NOTE 8.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2015, 2014, or 2013.

The major categories of premises and equipment and accumulated depreciation at December 31, 2015 and 2014 are summarized as follows:

Dollars in thousands	2015	2014
Land	$6,308	$6,308
Buildings and improvements	21,461	20,202
Furniture and equipment	14,552	13,223
	42,321	39,733
Less accumulated depreciation	20,749	19,673
Total premises and equipment, net	$21,572	$20,060

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 approximated $1.08 million, $1.07 million, and $1.16 million, respectively.

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

During the third quarter, we completed Step 1 of the required annual impairment test for our insurance services reporting unit for 2015 and determined that no impairment write-offs were necessary.  We performed the Step 0 qualitative assessment of the goodwill relative to our community banking reporting unit, and determined that it was not more likely than not that the fair value was less than its carrying value and noted no indicators of impairment.

In addition, at December 31, 2015 and December 31, 2014, we had $1.30 million and $1.50 million in unamortized identifiable customer intangible assets recorded in accordance with ASC Topic 805, Business Combinations.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2015	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, December 31, 2015	$1,488	$4,710	$6,198

	Other Intangible Assets
	December 31, 2015			December 31, 2014
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,700	1,700	—	1,500	1,500
Net carrying amount	$—	$1,300	$1,300	$—	$1,500	$1,500

We recorded amortization expense of $200,000 for the year ended December 31, 2015, $250,000 for the year ended December 31, 2014, and $351,000 for the year ended December 31, 2013 relative to our other intangible assets.  Annual amortization is expected to be approximately $200,000 for each of the years ending 2016 through 2020.

NOTE 10.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2015 and 2014:

Dollars in thousands	2015	2014
Demand deposits, interest bearing	$215,721	$204,030
Savings deposits	266,825	253,578
Time deposits	465,153	488,279
Total	$947,699	$945,887

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $126.5 million and $146.9 million at December 31, 2015 and 2014, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2015 is as follows:

Dollars in thousands	Amount
2016	$219,703
2017	74,574
2018	64,684
2019	35,320
2020	34,628
Thereafter	36,244
Total	$465,153

Time certificates of deposit in denominations of $100,000 or more totaled $342.7 million and $359.2 million at December 31, 2015 and 2014, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2015:

Dollars in thousands	Amount	Percent
Three months or less	$46,343	13.5%
Three through six months	53,533	15.6%
Six through twelve months	54,127	15.8%
Over twelve months	188,670	55.1%
Total	$342,673	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit totaled $154.5 million at December 31, 2015.

At December 31, 2015 and 2014, our deposits of related parties including directors, executive officers, and their related interests approximated $21.2 million and $21.4 million, respectively.

NOTE 11.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $92.0 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2015, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2015, our subsidiary banks had combined additional borrowings availability of $377.8 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2015, we had $98.0 million borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowings is presented below.

	2015		2014
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$167,950	$3,444	$120,950	$2,683
Average balance outstanding for the period	146,412	4,690	94,982	5,804
Maximum balance outstanding at any month end during period	171,160	7,438	136,800	8,976
Weighted average interest rate for the period	0.43%	0.50%	0.31%	0.25%
Weighted average interest rate for balances
outstanding at December 31	0.35%	0.26%	0.31%	0.25%

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

Long-term borrowings:  Our long-term borrowings of $75.6 million and $77.5 million at December 31, 2015 and 2014, respectively, consisted primarily of advances from the FHLB and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at December 31,
Dollars in thousands	2015	2014
Long-term FHLB advances	$873	$977
Long-term reverse repurchase agreements	72,000	72,000
Term loan	2,708	4,513
Total	$75,581	$77,490

The term loan at December 31, 2015 is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings during 2015 was 4.39% compared to 4.16% in 2014.

Subordinated debentures:  During 2015, we prepaid in full the $16.8 million subordinated debentures that were outstanding at December 31, 2014.  The subordinated debt qualified as Tier 2 capital under Federal Reserve Board guidelines until the debt was within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital was reduced by 20 percent each year until maturity.  During 2009, we issued $6.8 million in subordinated debt, of which $5 million was issued to an affiliate of a director of Summit.  We also issued $1.0 million and $0.8 million to two unrelated parties.  These three issuances had an interest rate of 10 percent per annum, a term of 10 years, and were not prepayable by us within the first five years.  During 2008, we issued $10 million of subordinated debt to an unrelated institution, which had a variable interest rate of 1 month LIBOR plus 275 basis points and a term of 7.5 years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2015 and 2014.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
2016	$28,911	$—
2017	919	—
2018	45,017	—
2019	18	—
2020	18	—
Thereafter	698	19,589
Total	$75,581	$19,589

NOTE  12.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into three forward-starting, pay-fixed/receive LIBOR interest rate swaps.  $40 million notional with an effective date of July 18, 2016, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.98% for a 3 year period.  $30 million notional with an effective date of April 18, 2016, was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% for a 4.5 year period.   $40 million notional with an effective date of October 18, 2016,  was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.84% for a 3 year period.

We have entered into two pay fixed/receive variable interest rate swaps to hedge the fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges. Under the terms of a $9.95 million notional swap with an effective date of January 15, 2015, we will pay a fixed rate of 4.33% for a 10 year period. Under the terms of an $11.3 million notional swap with an effective date of December 18, 2015, we will pay a fixed rate of 4.30% for a 10 year period.

A summary of our derivative financial instruments as of December 31, 2015 and 2014 follows:

	December 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long-term borrowings	$110,000	$—	$5,071	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial loans	$21,250	$94	$95	$—

	December 31, 2014
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$2,911	$—

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

The components of applicable income tax expense for the years ended December 31, 2015, 2014 and 2013, are as follows:

Dollars in thousands	2015	2014	2013
Current
Federal	$6,219	$3,380	$861
State	484	294	41
	6,703	3,674	902
Deferred
Federal	165	920	1,587
State	25	84	199
	190	1,004	1,786
Total	$6,893	$4,678	$2,688

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$8,048	35	$5,612	35	$3,765	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,047)	(4)	(996)	(6)	(932)	(9)
State income taxes, net
of Federal income tax benefit	331	1	245	1	156	1
Other, net	(439)	(2)	(183)	(1)	(301)	(3)
Applicable income taxes	$6,893	30	$4,678	29	$2,688	24

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2015 and 2014, are as follows:

Dollars in thousands	2015	2014
Deferred tax assets
Allowance for loan losses	$4,245	$4,128
Depreciation	168	168
Foreclosed properties	4,506	5,197
Deferred compensation	2,554	2,265
Other deferred costs and accrued expenses	387	349
Other-than-temporarily impaired securities	257	257
Net unrealized loss on interest rate swaps	1,876	1,077
NOL and tax credit carryforwards	25	37
Total	14,018	13,478
Deferred tax liabilities
Accretion on tax-exempt securities	3	8
Net unrealized gain on securities available for sale	1,609	2,297
Purchase accounting adjustments and goodwill	743	806
Total	2,355	3,111
Net deferred tax assets	$11,663	$10,367

In accordance with ASC Topic 740, we concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2012 through 2015, the tax years which remain subject to examination by major tax jurisdictions.

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2014.  Tax years 2013 through 2014 remain subject to West Virginia State examination.

NOTE 14.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $360,000, $362,000, and $354,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2015, 2014 and 2013 were $429,000, $714,000, and $173,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction to retained earnings.  The ESOP owned 588,193 and 321,449 shares of our common stock at December 31, 2015 and 2014, respectively, all of which were purchased at the prevailing market price and all but 181,822 unallocated shares at December 31, 2015 are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

ESOP Shares	At December 31,
	2015	2014
Allocated shares	379,860	321,449
Shares committed to be released	26,511	—
Unallocated shares	181,822	—
Total ESOP shares	588,193	321,449

Market value of unallocated shares (in thousands)	$2,160	$—

Supplemental Executive Retirement Plan:  In May 1999, Summit Community Bank entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with certain senior officers, which provides participating officers with an income benefit payable at retirement age or death.  During 2000, Shenandoah Valley National Bank adopted a similar plan and during 2002, Summit Financial Group, Inc. adopted a similar plan.  The liabilities accrued for the SERP’s at December 31, 2015 and 2014 were $4.3 million and $3.9 million, respectively, which are included in other liabilities.

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant share based compensation to individual employees. During second quarter 2015, we granted 166,717 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options in 2015 and no grants of stock options or SARs in 2014.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2013, 2014, and 2015, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during 2013, 2014 and 2015 is as follows:

	Options / SARs	Weighted- Average Exercise Price (WAEP)
Outstanding, December 31, 2012	249,700	$18.98
Granted	—	—
Exercised	(17,800)	5.37
Forfeited	(1,750)	19.69
Expired	(44,740)	21.83
Outstanding, December 31, 2013	185,410	$19.59
Granted	—	—
Exercised	(10,160)	6.98
Forfeited	(6,500)	24.44
Expired	(11,580)	16.64
Outstanding, December 31, 2014	157,170	$20.43
Granted	166,717	12.01
Exercised	(6,560)	7.87
Forfeited	—	—
Expired	(73,180)	23.67
Outstanding, December 31, 2015	244,147	$14.05

Exercisable Options/SARs:
December 31, 2015	77,430	$18.43
December 31, 2014	156,170	$20.54
December 31, 2013	182,810	$19.24

Other information regarding awards outstanding and exercisable at December 31, 2015 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
			Wted. Avg. Remaining	Aggregate Intrinsic			Aggregate Intrinsic
Range of	# of		Contractual	Value	# of		Value
exercise price	awards	WAEP	Life (yrs)	(in thousands)	awards	WAEP	(in thousands)
$ 2.54 - $ 6.00	7,750	$3.75	5.18	$63	7,750	$3.75	$63
6.01 - 10.00	12,680	8.71	2.65	40	12,680	8.71	40
10.01 - 17.50	166,717	12.01	9.32	—	—	—	—
17.51 - 20.00	23,400	17.80	2.00	—	23,400	17.80	—
20.01 - 25.93	33,600	25.93	2.44	—	33,600	25.93	—
	244,147	$14.05		$103	77,430	$18.43	$103

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2015
Commitments to extend credit:
Revolving home equity and credit card lines	$58,008
Construction loans	32,044
Other loans	49,775
Standby letters of credit	5,302
Total	$145,129

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

Operating leases:  We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $256,000 in 2016 and $215,000 in 2017.  Total net rent expense included in the accompanying consolidated financial statements was $285,000 in 2015, $291,000 in 2014, and $278,000 in 2013.

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

The terms of the Series 2009 Preferred Stock provided that it may have been converted into common stock under three different scenarios.  First, the Series 2009 Preferred Stock may have been converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $1,000 by $5.50, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2009 Conversion Rate”).  Second, on or after June 1, 2012, Summit may have, at its option, on any dividend payment date, converted some or all of the Series 2009 Preferred Stock into shares of Summit’s common stock at the applicable Series 2009 Conversion Rate.  Summit could have exercised this conversion right if, for 20 trading days within any period of 30 consecutive trading dates during the six months immediately preceding the conversion, the closing price of the common stock exceeded 135% of $5.50.  Third, after ten years, on June 1, 2019, all remaining outstanding shares of the Series 2009 Preferred Stock would have been converted at the applicable Series 2009 Conversion Rate.  Adjustments to the Series 2009 Conversion Rate would have been made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

In late 2011, we sold pursuant to both subscription rights distributed to our common shareholders and to a supplemental public offering 12,000 shares, or $6.0 million, of 8% Non-Cumulative Convertible Preferred Stock, Series 2011, $1.00 par value, with a liquidation preference of $500 per share (the “Series 2011 Preferred Stock”).

The terms of the Series 2011 Preferred Stock also provided that it may have been converted into common stock under three different scenarios.  First, the Series 2011 Preferred Stock may have been converted at the holder’s option, on any dividend payment date, at the option of the holder, into shares of common stock based on a conversion rate determined by dividing $500 by $4.00, plus cash in lieu of fractional shares and subject to anti-dilution adjustments (the “Series 2011 Conversion Rate”).  Second, on or after June 1, 2014, Summit may have, at its option, on any dividend payment date, converted some or all of the Series 2011 Preferred Stock into shares of Summit’s common stock at the applicable Series 2011 Conversion Rate.  Summit may have exercised this conversion right if, for 20 trading days during the 30 consecutive trading days immediately preceding the date of notice of the conversion, the closing price of the common stock exceeded 135% of $4.00.  Third, after ten years, on June 1, 2021, all remaining outstanding shares of the Series 2011 Preferred Stock would have converted at the applicable Series 2011 Conversion Rate.  Adjustments to the Series 2011 Conversion Rate would have been made in the event of a stock dividend, stock split, reclassification, reorganization, merger or other similar transaction.

Both the Series 2009 and Series 2011 Preferred Stock paid noncumulative dividends, if and when declared by the Board of Directors, at a rate of 8.0% per annum.  Dividends declared were payable quarterly in arrears on the 1st day of March, June, September and December of each year.  The Series 2009 and Series 2011 Preferred Stock qualified as Tier 1 capital for regulatory capital purposes.

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

NOTE 18.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2016, the Bank will have $12.8 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2015, that we and our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $629,000 at December 31, 2015.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
CET1 (to risk weighted assets)
Summit	$137,849	11.8%	$81,775	7.0%	$75,934	6.5%
Summit Community	158,081	13.6%	81,365	7.0%	75,553	6.5%
Tier I Capital (to risk weighted assets)
Summit	156,849	13.4%	99,494	8.5%	93,641	8.0%
Summit Community	158,081	13.6%	98,801	8.5%	92,989	8.0%
Total Capital (to risk weighted assets)
Summit	168,321	14.4%	122,734	10.5%	116,890	10.0%
Summit Community	169,553	14.5%	122,780	10.5%	116,933	10.0%
Tier I Capital (to average assets)
Summit	156,849	10.7%	58,635	4.0%	73,294	5.0%
Summit Community	158,081	10.8%	58,549	4.0%	73,186	5.0%
As of December 31, 2014
Tier I Capital (to risk weighted assets)
Summit	141,589	13.3%	42,583	4.0%	63,875	6.0%
Summit Community	150,653	14.2%	42,437	4.0%	63,656	6.0%
Total Capital (to risk weighted assets)
Summit	158,196	14.9%	84,937	8.0%	106,172	10.0%
Summit Community	161,820	15.3%	84,612	8.0%	105,765	10.0%
Tier I Capital (to average assets)
Summit	141,589	9.9%	57,208	4.0%	71,510	5.0%
Summit Community	150,653	10.6%	56,850	4.0%	71,063	5.0%

NOTE  19.  SEGMENT INFORMATION

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

	December 31, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$46,744	$—	$(728)	$—	$46,016
Provision for loan losses	1,250	—	—	—	1,250
Net interest income after provision for loan losses	45,494	—	(728)	—	44,766
Other income	7,324	4,537	1,133	(1,133)	11,861
Other expenses	28,060	4,315	2,390	(1,133)	33,632
Income (loss) before income taxes	24,758	222	(1,985)	—	22,995
Income tax expense (benefit)	7,542	43	(692)	—	6,893
Net income (loss)	17,216	179	(1,293)	—	16,102
Dividends on preferred shares	—	—	—	—	—
Net income (loss) applicable to common shares	$17,216	$179	$(1,293)	$—	$16,102
Inter-segment revenue (expense)	$(1,047)	$(86)	$1,133	$—	$—
Average assets	$1,496,396	$5,923	$167,839	$(203,571)	$1,466,587

	December 31, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$44,209	$—	$(1,824)	$—	$42,385
Provision for loan losses	2,250	—	—	—	2,250
Net interest income after provision for loan losses	41,959	—	(1,824)	—	40,135
Other income	6,299	4,882	1,231	(1,189)	11,223
Other expenses	30,579	4,188	1,746	(1,189)	35,324
Income (loss) before income taxes	17,679	694	(2,339)	—	16,034
Income tax expense (benefit)	5,191	226	(739)	—	4,678
Net income (loss)	12,488	468	(1,600)	—	11,356
Dividends on preferred shares	—	—	771	—	771
Net income (loss) applicable to common shares	$12,488	$468	$(2,371)	$—	$10,585
Inter-segment revenue (expense)	$(1,071)	$(118)	$1,189	$—	$—
Average assets	$1,466,521	$6,130	$164,769	$(217,418)	$1,420,002

	December 31, 2013
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$40,725	$—	$(1,922)	$—	$38,803
Provision for loan losses	4,500	—	—	—	4,500
Net interest income after provision for loan losses	36,225	—	(1,922)	—	34,303
Other income	6,375	4,834	1,087	(1,087)	11,209
Other expenses	29,534	4,592	1,717	(1,087)	34,756
Income (loss) before income taxes	13,066	242	(2,552)	—	10,756
Income tax expense (benefit)	3,490	92	(894)	—	2,688
Net income (loss)	9,576	150	(1,658)	—	8,068
Dividends on preferred shares	—	—	775	—	775
Net income (loss) applicable to common shares	$9,576	$150	$(2,433)	$—	$7,293
Inter-segment revenue (expense)	$(979)	$(108)	$1,087	$—	$—
Average assets	$1,431,131	$6,176	$157,249	$(211,600)	$1,382,956

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2015			2014			2013
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$16,102			$11,356			$8,068
Less preferred stock dividends	—			(771)			(775)
Basic EPS	$16,102	10,295,434	$1.56	$10,585	7,539,444	$1.40	$7,293	7,442,689	$0.98
Effect of dilutive securities:
Stock options		8,353			9,381			7,532
Stock appreciation rights (SARs)		—			—			—
Series 2011 convertible preferred stock	—	285,610		476	1,489,735		478	1,496,738
Series 2009 convertible preferred stock	—	125,878		295	673,001		297	674,545
Diluted EPS	$16,102	10,715,275	$1.50	$11,356	9,711,561	$1.17	$8,068	9,621,504	$0.84

Stock option and SAR grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2015, 2014, and 2013, totaled 57,000 shares, 128,900 shares, and 165,460 shares, respectively, and our anti-dilutive SARs at December 31, 2015 were 166,717.

NOTE 21.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Our investment in our wholly-owned subsidiaries is presented on the equity method of accounting.  Information relative to our balance sheets at December 31, 2015 and 2014, and the related statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2015	2014
Assets
Cash	$1,984	$13,115
Investment in subsidiaries, eliminated in consolidation	164,787	159,839
Securities available for sale	166	102
Premises and equipment	81	65
Other assets	1,677	1,641
Total assets	$168,695	$174,762
Liabilities and Shareholders' Equity
Long-term borrowings	$2,708	$4,513
Subordinated debentures	—	16,800
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,654	2,216
Total liabilities	24,951	43,118
Preferred stock and related surplus, authorized 250,000 shares:
Series 2009, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014 - 3,610 shares	—	3,419
Series 2011, 8% Non-cumulative convertible preferred stock,
par value $1.00; issued 2014 - 11,914 shares	—	5,764
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued 2015 - 10,671,744 shares; 2014 - 8,301,746 shares	45,741	32,670
Unallocated common stock held by Employee Stock Ownership Plan - 2015 - 181,822	(1,964)	—
Retained earnings	100,423	87,719
Accumulated other comprehensive income (loss)	(456)	2,072
Total shareholders' equity	143,744	131,644
Total liabilities and shareholders' equity	$168,695	$174,762

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2015	2014	2013
Income
Dividends from subsidiaries	$10,000	$6,500	$2,500
Other dividends and interest income	19	22	26
Realized securities gains	—	41	—
Management and service fees from subsidiaries	1,133	1,189	1,087
Total income	11,152	7,752	3,613
Expense
Interest expense	747	1,845	1,948
Operating expenses	2,390	1,746	1,717
Total expenses	3,137	3,591	3,665
Income (loss) before income taxes and equity in
undistributed income of subsidiaries	8,015	4,161	(52)
Income tax (benefit)	(692)	(739)	(894)
Income before equity in undistributed income of subsidiaries	8,707	4,900	842
Equity in (distributed) undistributed income of subsidiaries	7,395	6,456	7,226
Net income	16,102	11,356	8,068
Dividends on preferred shares	—	771	775
Net income applicable to common shares	$16,102	$10,585	$7,293

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,102	$11,356	$8,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in (undistributed) distributed net income of subsidiaries	(7,395)	(6,456)	(7,226)
Deferred tax expense (benefit)	(42)	46	(107)
Depreciation	30	23	2
Realized securities gains	—	(41)	—
Stock compensation expense	72	1	2
(Increase) decrease in cash surrender value of bank owned life insurance	4	1	(5)
(Increase) decrease in other assets	5	19	15
Increase (decrease) in other liabilities	943	57	(738)
Net cash provided by operating activities	9,719	5,006	11
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	—	112	—
Principal payments received on available for sale securities	—	8	440
Purchase of available for sale securities	(70)	—	(199)
Purchases of premises and equipment	(46)	(6)	(84)
Net cash provided by (used in) investing activities	(116)	114	157
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(191)	(774)	(776)
Dividends paid on common stock, net of reinvestment	(3,330)	—	—
Exercise of stock options	51	71	96
Net proceeds from long-term borrowings	—	—	3,454
Repayment of long-term borrowings	(1,838)	(4,402)	(3,159)
Repayment of subordinated debt	(16,800)	—	—
Repurchase and retirement of common stock	(1,080)	—	—
Purchase of unallocated common stock held by ESOP	(2,250)	—	—
Net proceeds from issuance of common stock	4,704	7,822	—
Net cash provided by (used in) financing activities	(20,734)	2,717	(385)
Increase (decrease) in cash	(11,131)	7,837	(217)
Cash:
Beginning	13,115	5,278	5,495
Ending	$1,984	$13,115	$5,278
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$761	$1,909	$1,942

NOTE 22.  QUARTERLY FINANCIAL DATA (Unaudited)

A summary of our unaudited selected quarterly financial data is as follows:

	2015
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,743	$14,658	$14,531	$14,951
Net interest income	11,520	11,458	11,305	11,733
Net income	4,285	4,010	3,661	4,146
Net income applicable to common shares	4,285	4,010	3,661	4,146
Basic earnings per share	$0.49	$0.38	$0.34	$0.39
Diluted earnings per share	$0.41	$0.38	$0.34	$0.39

	2014
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,070	$14,344	$14,760	$14,452
Net interest income	10,038	10,320	11,077	10,951
Net income	2,389	2,432	3,336	3,199
Net income applicable to common shares	2,195	2,239	3,143	3,008
Basic earnings per share	$0.29	$0.30	$0.42	$0.39
Diluted earnings per share	$0.25	$0.25	$0.35	$0.32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2015, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2015 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 44.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on pages 45 and 46.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2019”, “DIRECTORS WHOSE TERMS EXPIRE IN 2018", “DIRECTORS WHOSE TERMS EXPIRE IN 2017”, and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2016 Proxy Statement, and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2016 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION”, "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information on our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	77,430	$18.43	333,283
Equity compensation plans not approved by stockholders	—	—	—
Total	77,430	$20.43	333,283

(1) The number of securities issuable upon exercise of outstanding options includes options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01, which exceeded our stocks December 31, 2015 fair value of $11.88 per share.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings “NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2019”, “DIRECTORS WHOSE TERMS EXPIRE IN 2018”, “DIRECTORS WHOSE TERMS EXPIRE IN 2017”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Arnett Carbis Toothman, LLP” in our 2016 Proxy Statement, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.2	6/30/2006
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(x)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(xi)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(xii)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xiii)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xiv)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xv)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xvi)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xvii)	1998 Officers Stock Option Plan		10-QSB	10	6/30/1998
(xviii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
(xix)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
(xx)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
(xxi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
(xxii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xxiii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvii)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	3/31/2006
	(xxviii)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	3/31/2006
	(xxix)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxx)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxi)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement		8-K	10.1	4/29/2015
	(xxxii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxiii)	Executive Officer Management Incentive Plan 2015		8-K	10.2	2/23/2015
	(xxxiv)	Executive Officer Management Incentive Plan 2016		8-K	—	2/3/2016
(10.1)		Board Attendance and Compensation Policy, as amended	X
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Arnett Carbis Toothman LLP		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)***	Interactive date file (XBRL)		X
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

By:	/s/ H. Charles Maddy, III	2/26/2016	By:	/s/ Julie R. Markwood	2/26/2016
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	2/26/2016
	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	2/26/2016
	Robert S. Tissue	Date
Attorney-in-fact