Form 10-Q
period 2016-03-31
SUMMIT FINANCIAL GROUP INC
filed 2016-05-06
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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
Large accelerated filer ☐               Accelerated filer ☑
Non-accelerated filer ☐                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,681,880 shares outstanding as of April 30, 2016

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX		55

Consolidated Balance Sheets (unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,005	$3,625	$3,850
Interest bearing deposits with other banks	12,655	5,862	8,437
Cash and cash equivalents	16,660	9,487	12,287
Securities available for sale	271,515	280,792	282,135
Other investments	10,099	8,949	7,247
Loans held for sale, net	610	779	85
Loans, net	1,096,790	1,079,331	1,039,669
Property held for sale	24,684	25,567	34,368
Premises and equipment, net	21,589	21,572	20,208
Accrued interest receivable	5,230	5,544	5,564
Intangible assets	7,448	7,498	7,648
Cash surrender value of life insurance policies	37,989	37,732	36,961
Other assets	15,954	15,178	14,320
Total assets	$1,508,568	$1,492,429	$1,460,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$122,378	$119,010	$117,049
Interest bearing	972,166	947,699	941,259
Total deposits	1,094,544	1,066,709	1,058,308
Short-term borrowings	153,448	171,394	148,985
Long-term borrowings	75,103	75,581	77,013
Subordinated debentures	—	—	5,000
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	19,765	15,412	15,708
Total liabilities	1,362,449	1,348,685	1,324,603

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 10,854,809 shares 2016, 10,853,566 shares December 2015, and 10,586,242 shares March 2015; outstanding: 10,681,880 shares 2016, 10,671,744 shares December 2015, and 10,586,242 shares March 2015	45,829	45,741	43,072
Unallocated common stock held by Employee Stock Ownership Plan - 2016 - 172,929, December 2015 - 181,822 shares	(1,867)	(1,964)	—
Retained earnings	103,418	100,423	91,176
Accumulated other comprehensive income	(1,261)	(456)	1,641
Total shareholders' equity	146,119	143,744	135,889

Total liabilities and shareholders' equity	$1,508,568	$1,492,429	$1,460,492

(*) - December 31, 2015 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, except per share amounts	2016	2015
Interest income
Interest and fees on loans
Taxable	$13,291	$12,733
Tax-exempt	145	115
Interest and dividends on securities
Taxable	1,084	1,282
Tax-exempt	642	612
Interest on interest bearing deposits with other banks	3	1
Total interest income	15,165	14,743
Interest expense
Interest on deposits	2,170	2,071
Interest on short-term borrowings	240	112
Interest on long-term borrowings and subordinated debentures	976	1,040
Total interest expense	3,386	3,223
Net interest income	11,779	11,520
Provision for loan losses	250	250
Net interest income after provision for loan losses	11,529	11,270
Other income
Insurance commissions	924	1,128
Service fees related to deposit accounts	978	976
Realized securities gains	393	480
Bank owned life insurance income	256	261
Other	255	294
Total other income	2,806	3,139
Other expense
Salaries, commissions, and employee benefits	4,682	4,187
Net occupancy expense	540	499
Equipment expense	656	535
Professional fees	472	335
Amortization of intangibles	50	50
FDIC premiums	300	330
Merger expense	112	—
Foreclosed properties expense	124	208
(Gain) loss on sale of foreclosed properties	(6)	150
Write-down of foreclosed properties	109	572
Other	1,515	1,338
Total other expense	8,554	8,204
Income before income taxes	5,781	6,205
Income tax expense	1,719	1,920
Net Income	$4,062	$4,285

Basic earnings per common share	$0.38	$0.49
Diluted earnings per common share	$0.38	$0.41

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2016	2015
Net income	$4,062	$4,285
Other comprehensive income (loss):
Net unrealized loss on cashflow hedge of: 2016 - ($2,321), net of deferred taxes of ($859); 2015 - ($1,412), net of deferred taxes of ($522)	(1,462)	(890)
Net unrealized gain on available for sale debt securities of: 2016 - $1,043, net of deferred taxes of $386 and reclassification adjustment for net realized gains included in net income of $393; 2015 - $729, net of deferred taxes of $270 and reclassification adjustment for net realized gains included in net income of $480	657	459
Total comprehensive income	$3,257	$3,854

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2015	$—	$—	$45,741	$(1,964)	$100,423	$(456)	$143,744

Three Months Ended March 31, 2016
Comprehensive income:
Net income	—	—	—	—	4,062	—	4,062
Other comprehensive loss	—	—	—	—	—	(805)	(805)
Total comprehensive income							3,257
Stock compensation expense	—	—	50	—	—	—	50
Unallocated ESOP shares committed to be released - 8,893 shares	—	—	18	97	—	—	115
Common stock issuances from reinvested dividends	—	—	20	—	(20)	—	—
Common stock cash dividends declared ($0.10 per share)	—	—	—	—	(1,047)	—	(1,047)
Balance, March 31, 2016	$—	$—	$45,829	$(1,867)	$103,418	$(1,261)	$146,119

Balance, December 31, 2014	$3,419	$5,764	$32,670	$—	$87,719	$2,072	$131,644

Three Months Ended March 31, 2015
Comprehensive income:
Net income	—	—	—	—	4,285	—	4,285
Other comprehensive loss	—	—	—	—	—	(431)	(431)
Total comprehensive income							3,854
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,413	—	—	—	(6)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,757	—	—	—	(7)
Issuance of 237,753 shares of common stock	—	—	2,312	—	—	—	2,312
Repurchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.08 per share)	—	—	—	—	(828)	—	(828)
Balance, March 31, 2015	$—	$—	$43,072	$—	$91,176	$1,641	$135,889

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$4,062	$4,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	295	260
Provision for loan losses	250	250
Stock compensation expense	50	—
Deferred income tax expense (benefit)	(102)	81
Loans originated for sale	(2,332)	(536)
Proceeds from loans sold	2,501	978
Securities gains	(393)	(480)
(Gain) loss on disposal of assets	(6)	152
Write down of foreclosed properties	109	572
Amortization of securities premiums (accretion of discounts), net	1,121	1,252
Amortization of intangibles, net	50	53
Decrease in accrued interest receivable	315	274
Increase in cash surrender value of bank owned life insurance	(256)	(261)
Increase in other assets	(727)	(746)
Increase in other liabilities	1,302	1,420
Net cash provided by operating activities	6,239	7,554
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	55	365
Proceeds from sales of securities available for sale	33,787	26,835
Principal payments received on securities available for sale	8,170	8,621
Purchases of securities available for sale	(32,418)	(35,166)
Purchases of other investments	(5,149)	(2,736)
Proceeds from sales & redemptions of other investments	3,999	1,671
Net loans made to customers	(16,864)	(20,822)
Purchases of premises and equipment	(312)	(409)
Proceeds from sales of other repossessed assets & property held for sale	1,302	3,595
Net cash (used in) investing activities	(7,430)	(18,046)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	18,395	(1,706)
Net increase (decrease) in time deposits	9,439	(1,313)
Net increase (decrease) in short-term borrowings	(17,945)	25,352
Repayment of long-term borrowings	(478)	(477)
Repayment of subordinated debt	—	(11,800)
Net proceeds from issuance of common stock	—	2,298
Retirement of common stock	—	(1,080)
Dividends paid on common stock	(1,047)	(814)
Dividends paid on preferred stock	—	(191)
Net cash provided by financing activities	8,364	10,269
Increase (decrease) in cash and cash equivalents	7,173	(223)
Cash and cash equivalents:
Beginning	9,487	12,510
Ending	$16,660	$12,287

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2016	March 31, 2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,434	$3,242
Income taxes	$—	$128

Supplemental Schedule of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$—	$714

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

The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2015 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2015 and March 31, 2015, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

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

ASU 2016-02, Leases (Topic 842) will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.

ASU 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$20,939	$—	$20,939	$—
Mortgage backed securities:
Government sponsored agencies	153,893	—	153,893	—
Nongovernment sponsored entities	7,164	—	7,164	—
State and political subdivisions	250	—	250	—
Corporate debt securities	13,915	—	8,031	5,884
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	75,277	—	75,277	—
Total available for sale securities	$271,515	$—	$265,631	$5,884

Derivative financial liabilities
Interest rate swaps	$8,238	$—	$8,238	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$21,475	$—	$21,475	$—
Mortgage backed securities:
Government sponsored agencies	146,734	—	146,734	—
Nongovernment sponsored entities	7,885	—	7,885	—
State and political subdivisions	1,953	—	1,953	—
Corporate debt securities	14,226	—	8,367	5,859
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	88,442	—	88,442	—
Total available for sale securities	$280,792	$—	$274,933	$5,859

Derivative financial liabilities
Interest rate swaps	$5,072	$—	$5,072	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$610	$—	$610	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	360	—	—	360
Construction and development	1,013	—	1,013	—
Residential real estate	121	—	121	—
Total collateral-dependent impaired loans	$1,494	$—	$1,134	$360

Foreclosed properties
Commercial real estate	976	—	976	—
Construction and development	18,347	—	18,347	—
Residential real estate	506	—	506	—
Total foreclosed properties	$19,829	$—	$19,829	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$779	$—	$779	$—

Collateral-dependent impaired loans
Commercial	$—	—	$—	$—
Commercial real estate	627	—	—	627
Construction and development	1,054	—	—	1,054
Residential real estate	279	—	279	—
Total collateral-dependent impaired loans	$1,960	$—	$279	$1,681

Foreclosed properties
Commercial real estate	1,103	—	1,103	—
Construction and development	18,477	—	18,419	58
Residential real estate	314	—	314	—
Total foreclosed properties	$19,894	$—	$19,836	$58

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2016		December 31, 2015
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$16,660	$16,660	$9,487	$9,487
Securities available for sale	271,515	271,515	280,792	280,792
Other investments	10,099	10,099	8,949	8,949
Loans held for sale, net	610	610	779	779
Loans, net	1,096,790	1,109,243	1,079,331	1,084,955
Accrued interest receivable	5,230	5,230	5,544	5,544
	$1,400,904	$1,413,357	$1,384,882	$1,390,506
Financial liabilities
Deposits	$1,094,544	$1,116,367	$1,066,709	$1,077,510
Short-term borrowings	153,448	153,448	171,394	171,394
Long-term borrowings	75,103	79,917	75,581	80,506
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	778	778	826	826
Derivative financial liabilities	8,238	8,238	5,072	5,072
	$1,351,700	$1,378,337	$1,339,171	$1,354,897

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2016			2015
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,062			$4,285

Basic EPS	$4,062	10,671,856	$0.38	$4,285	8,815,961	$0.49

Effect of dilutive securities:
Stock options		7,445			8,567
Stock appreciation rights		—			—
Series 2011 convertible preferred stock	—	—		—	1,158,250
Series 2009 convertible preferred stock	—	—		—	510,545

Diluted EPS	$4,062	10,679,301	$0.38	$4,285	10,493,323	$0.41

Stock option and stock appreciation right (SAR) grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at March 31, 2016 and 2015 totaled 57,000 shares and 128,900 shares, respectively, and our anti-dilutive SARs at March 31, 2016 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2016, December 31, 2015, and March 31, 2015 are summarized as follows:

	March 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$19,757	$1,231	$49	$20,939
Residential mortgage-backed securities:
Government-sponsored agencies	151,895	2,594	596	153,893
Nongovernment-sponsored entities	7,162	58	56	7,164
State and political subdivisions
Water and sewer revenues	250	—	—	250
Corporate debt securities	14,539	38	662	13,915
Total taxable debt securities	193,603	3,921	1,363	196,161
Tax-exempt debt securities
State and political subdivisions
General obligations	40,103	1,926	45	41,984
Water and sewer revenues	7,547	216	—	7,763
Lease revenues	6,284	223	—	6,507
Special tax revenues	3,022	64	—	3,086
Sales tax revenues	2,899	72	—	2,971
Other revenues	12,588	381	3	12,966
Total tax-exempt debt securities	72,443	2,882	48	75,277
Equity securities	77	—	—	77
Total available for sale securities	$266,123	$6,803	$1,411	$271,515

	December 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,461	$1,063	$49	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	145,586	1,943	795	146,734
Nongovernment-sponsored entities	7,836	82	33	7,885
State and political subdivisions
Water and sewer revenues	250	—	—	250
Other revenues	1,729	—	26	1,703
Corporate debt securities	14,494	—	268	14,226
Total taxable debt securities	190,356	3,088	1,171	192,273
Tax-exempt debt securities
State and political subdivisions
General obligations	52,490	1,767	41	54,216
Water and sewer revenues	7,614	172	—	7,786
Lease revenues	8,671	187	1	8,857
Special tax revenues	4,532	72	—	4,604
Other revenues	12,703	290	14	12,979
Total tax-exempt debt securities	86,010	2,488	56	88,442
Equity securities	77	—	—	77
Total available for sale securities	$276,443	$5,576	$1,227	$280,792

	March 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$21,650	$1,227	$40	$22,837
Residential mortgage-backed securities:
Government-sponsored agencies	153,904	3,412	501	156,815
Nongovernment-sponsored agencies	11,034	105	71	11,068
State and political subdivisions:
General obligations	1,617	34	—	1,651
Water and sewer revenues	1,969	21	—	1,990
Lottery/casino revenues	3,084	9	28	3,065
Other revenues	1,697	67	—	1,764
Corporate debt securities	6,675	—	10	6,665
Total taxable debt securities	201,630	4,875	650	205,855
Tax-exempt debt securities:
State and political subdivisions:
General obligations	47,947	2,050	136	49,861
Water and sewer revenues	10,302	278	1	10,579
Special tax revenues	2,272	53	—	2,325
Lottery/casino revenues	2,800	163	—	2,963
Other revenues	10,246	313	14	10,545
Total tax-exempt debt securities	73,567	2,857	151	76,273
Equity securities	7	—	—	7
Total available for sale securities	$275,204	$7,732	$801	$282,135

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Illinois	$10,803	$441	$10	$11,234
Michigan	9,473	202	4	9,671
West Virginia	7,676	133	—	7,809
Texas	7,173	406	—	7,579
Washington	5,429	202	—	5,631

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

The maturities, amortized cost and estimated fair values of securities at March 31, 2016, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,168	$58,981
Due from one to five years	103,471	105,032
Due from five to ten years	18,437	18,932
Due after ten years	85,970	88,493
Equity securities	77	77
	$266,123	$271,515

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$33,787	$55	$8,170	$562	$169

We held 53 available for sale securities having an unrealized loss at March 31, 2016.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no additional other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2016 and December 31, 2015, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income.

	March 31, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$983	$(2)	$3,017	$(47)	$4,000	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	39,180	(446)	10,647	(150)	49,827	(596)
Nongovernment-sponsored entities	2,141	(12)	2,530	(44)	4,671	(56)
Corporate debt securities	6,993	(662)	—	—	6,993	(662)
Tax-exempt debt securities
State and political subdivisions:
General obligations	4,065	(45)	—	—	4,065	(45)
Other revenues	1,164	(3)	—	—	1,164	(3)
Total temporarily impaired securities	54,526	(1,170)	16,194	(241)	70,720	(1,411)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$54,526	$(1,170)	$16,194	$(241)	$70,720	$(1,411)

	December 31, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$2,104	$(2)	$3,151	$(47)	$5,255	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	52,970	(569)	8,672	(226)	61,642	(795)
Nongovernment-sponsored entities	2,298	—	2,819	(33)	5,117	(33)
State and political subdivisions:
Other revenues	1,702	(26)	—	—	1,702	(26)
Corporate debt securities	8,367	(268)	—	—	8,367	(268)
Tax-exempt debt securities
State and political subdivisions:
General obligations	5,977	(41)	—	—	5,977	(41)
Lease revenues	576	(1)	—	—	576	(1)
Other revenues	1,218	(14)	—	—	1,218	(14)
Total temporarily impaired securities	75,212	(921)	14,642	(306)	89,854	(1,227)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$75,212	$(921)	$14,642	$(306)	$89,854	$(1,227)

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

Loans are summarized as follows:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Commercial	$101,742	$97,201	$89,928
Commercial real estate
Owner-occupied	202,680	203,555	180,269
Non-owner occupied	353,351	337,294	325,764
Construction and development
Land and land development	66,483	65,500	66,558
Construction	7,997	9,970	19,094
Residential real estate
Non-jumbo	221,368	221,750	219,938
Jumbo	50,057	50,313	50,492
Home equity	74,097	74,300	68,894
Consumer	19,095	19,251	18,485
Other	11,235	11,669	11,074
Total loans, net of unearned fees	1,108,105	1,090,803	1,050,496
Less allowance for loan losses	11,315	11,472	10,827
Loans, net	$1,096,790	$1,079,331	$1,039,669

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2016 and 2015 and December 31, 2015.

	At March 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$39	$468	$179	$686	$101,056	$—
Commercial real estate
Owner-occupied	272	497	822	1,591	201,089	—
Non-owner occupied	153	—	749	902	352,449	—
Construction and development
Land and land development	178	41	4,739	4,958	61,525	—
Construction	—	—	—	—	7,997	—
Residential mortgage
Non-jumbo	2,555	832	1,906	5,293	216,075	—
Jumbo	—	—	—	—	50,057	—
Home equity	—	453	71	524	73,573	—
Consumer	70	21	117	208	18,887	—
Other	—	—	—	—	11,235	—
Total	$3,267	$2,312	$8,583	$14,162	$1,093,943	$—

	At December 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$345	$26	$632	$1,003	$96,198	$—
Commercial real estate
Owner-occupied	158	386	437	981	202,574	—
Non-owner occupied	1	—	856	857	336,437	—
Construction and development
Land and land development	1,182	194	4,547	5,923	59,577	—
Construction	—	—	—	—	9,970	—
Residential mortgage
Non-jumbo	2,276	2,647	1,591	6,514	215,236	—
Jumbo	—	—	—	—	50,313	—
Home equity	374	172	100	646	73,654	—
Consumer	155	41	92	288	18,963	9
Other	—	—	—	—	11,669	—
Total	$4,491	$3,466	$8,255	$16,212	$1,074,591	$9

	At March 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$388	$—	$744	$1,132	$88,796	$—
Commercial real estate
Owner-occupied	119	—	629	748	179,521	—
Non-owner occupied	664	—	406	1,070	324,694	—
Construction and development
Land and land development	1,376	1,361	4,980	7,717	58,841	—
Construction	—	—	—	—	19,094	—
Residential mortgage
Non-jumbo	2,891	1,090	1,888	5,869	214,069	—
Jumbo	—	—	713	713	49,779	—
Home equity	395	—	172	567	68,327	—
Consumer	139	62	22	223	18,262	—
Other	—	—	—	—	11,074	—
Total	$5,972	$2,513	$9,554	$18,039	$1,032,457	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2016, December 31, 2015 and March 31, 2015.

	March 31,		December 31,
Dollars in thousands	2016	2015	2015
Commercial	$430	$788	$853
Commercial real estate
Owner-occupied	822	934	437
Non-owner occupied	5,318	406	5,518
Construction and development
Land & land development	5,467	5,333	5,623
Construction	—	—	—
Residential mortgage
Non-jumbo	3,023	3,429	2,987
Jumbo	—	713	—
Home equity	225	349	258
Consumer	121	65	83
Total	$15,406	$12,017	$15,759

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	March 31,		December 31,	Method used to measure impairment
Loan Category	2016	2015	2015
Commercial	$36	$44	$41	Fair value of collateral
	164	337	201	Discounted cash flow
Commercial real estate
Owner-occupied	1,271	5,665	783	Fair value of collateral
	7,104	9,056	7,616	Discounted cash flow
Non-owner occupied	5,529	1,633	5,728	Fair value of collateral
	7,665	6,184	7,722	Discounted cash flow
Construction and development
Land & land development	6,444	11,733	6,597	Fair value of collateral
	2,160	2,286	2,177	Discounted cash flow
Residential mortgage
Non-jumbo	1,800	1,719	1,753	Fair value of collateral
	4,608	4,677	4,378	Discounted cash flow
Jumbo	3,739	5,672	3,869	Fair value of collateral
	868	884	871	Discounted cash flow
Home equity	186	186	186	Fair value of collateral
	523	523	523	Discounted cash flow
Consumer	—	2	—	Fair value of collateral
	62	78	68	Discounted cash flow
Total	$42,159	$50,679	$42,513

The following tables present loans individually evaluated for impairment at March 31, 2016, December 31, 2015 and March 31, 2015.

	March 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$200	$200	$—	$200	$9
Commercial real estate
Owner-occupied	5,446	5,446	—	5,446	211
Non-owner occupied	11,352	11,353	—	11,353	299
Construction and development
Land & land development	7,451	7,452	—	7,452	163
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,060	4,071	—	3,824	169
Jumbo	3,740	3,739	—	3,739	178
Home equity	710	709	—	709	32
Consumer	62	62	—	62	5
Total without a related allowance	$33,021	$33,032	$—	$32,785	$1,066

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,929	2,929	89	2,929	112
Non-owner occupied	1,841	1,841	151	1,841	71
Construction and development
Land & land development	1,152	1,152	139	1,152	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,337	2,337	187	2,337	112
Jumbo	867	868	31	868	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$9,126	$9,127	$597	$9,127	$338

Total
Commercial	$30,371	$30,373	$379	$30,373	$865
Residential real estate	11,714	11,724	218	11,477	534
Consumer	62	62	—	62	5
Total	$42,147	$42,159	$597	$41,912	$1,404

	December 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$242	$242	$—	$319	$17
Commercial real estate
Owner-occupied	5,401	5,402	—	5,438	191
Non-owner occupied	10,740	10,741	—	9,982	310
Construction and development
Land & land development	7,635	7,635	—	9,497	263
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,590	3,600	—	3,316	160
Jumbo	3,871	3,869	—	4,412	181
Home equity	709	709	—	709	32
Consumer	68	68	—	72	6
Total without a related allowance	$32,256	$32,266	$—	$33,745	$1,160

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,997	2,997	45	3,003	135
Non-owner occupied	2,709	2,709	386	2,728	72
Construction and development
Land & land development	1,139	1,139	85	1,154	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,530	2,531	226	2,552	114
Jumbo	871	871	34	878	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,246	$10,247	$776	$10,315	$364

Total
Commercial	$30,863	$30,865	$516	$32,121	$988
Residential real estate	11,571	11,580	260	11,867	530
Consumer	68	68	—	72	6
Total	$42,502	$42,513	$776	$44,060	$1,524

	March 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$381	$381	$—	$381	$21
Commercial real estate
Owner-occupied	9,312	9,312	—	5,364	180
Non-owner occupied	5,183	5,185	—	3,858	180
Construction and development
Land & land development	13,121	13,121	—	13,121	436
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,763	3,772	—	3,772	167
Jumbo	5,669	5,672	—	5,672	235
Home equity	710	709	—	709	31
Consumer	80	80	—	80	7
Total without a related allowance	$38,219	$38,232	$—	$32,957	$1,257

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	5,409	5,409	255	5,409	215
Non-owner occupied	2,632	2,632	21	2,632	123
Construction and development
Land & land development	898	898	176	898	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,623	2,624	276	2,624	119
Jumbo	883	884	43	884	44
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,445	$12,447	$771	$12,447	$501

Total
Commercial	$36,936	$36,938	$452	$31,663	$1,155
Residential real estate	13,648	13,661	319	13,661	596
Consumer	80	80	—	80	7
Total	$50,664	$50,679	$771	$45,404	$1,758

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $30.3 million, of which $29.2 million were current with respect to restructured contractual payments at March 31, 2016, and $30.5 million, of which $28.9 million were current with respect to restructured contractual payments at December 31, 2015.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2016, there were no loans restructured during the three months ended March 31, 2015 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

For the Three Months Ended March 31, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—
Non-owner occupied	—	—	—
Construction and development
Land & land development	—	—	—
Construction	—	—	—
Residential real estate
Non-jumbo	1	250	250
Jumbo	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$250	$250

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

For the Three Months Ended March 31, 2016
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—
Commercial real estate
Owner-occupied	—	—
Non-owner occupied	—	—
Construction and development
Land & land development	1	1,182
Construction	—	—
Residential real estate
Non-jumbo	—	—
Jumbo	—	—
Home equity	—	—
Consumer	—	—
Total	1	$1,182

The following table details the activity regarding TDRs by loan type for the three months ended March 31, 2016, and the related allowance on TDRs.

For the Three Months Ended March 31, 2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2016	$4,188	$—	$242	$9,314	$6,059	$5,496	$4,634	$523	$68	$—	$30,524
Additions	—	—	—	—	—	250	—	—	—	—	250
Charge-offs	—	—	—	—	—	(52)	—	—	—	—	(52)
Net (paydowns) advances	(191)	—	(42)	(33)	(45)	(29)	(27)	—	(6)	—	(373)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2016	$3,997	$—	$200	$9,281	$6,014	$5,665	$4,607	$523	$62	$—	$30,349

Allowance related to troubled debt restructurings	$—	$—	$—	$153	$10	$187	$31	$—	$—	$—	$381

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied
Dollars in thousands	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015
Pass	$58,189	$57,155	$7,997	$9,970	$100,120	$95,174	$200,487	$202,226	$346,784	$329,861
OLEM (Special Mention)	1,528	1,598	—	—	1,310	1,295	536	546	939	1,602
Substandard	6,766	6,747	—	—	312	732	1,657	783	5,628	5,831
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—
Total	$66,483	$65,500	$7,997	$9,970	$101,742	$97,201	$202,680	$203,555	$353,351	$337,294

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2016	12/31/2015	3/31/2015	3/31/2016	12/31/2015	3/31/2015
Residential real estate
Non-jumbo	$218,345	$218,763	$216,509	$3,023	$2,987	$3,429
Jumbo	50,057	50,313	49,779	—	—	713
Home Equity	73,872	74,042	68,545	225	258	349
Consumer	18,960	19,149	18,420	135	102	65
Other	11,235	11,669	11,074	—	—	—
Total	$372,469	$373,936	$364,327	$3,383	$3,347	$4,556

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2016 and 2015, and for the year ended December 31, 2015 is as follows:

	Three Months Ended March 31,		Year Ended December 31,
Dollars in thousands	2016	2015	2015
Balance, beginning of year	$11,472	$11,167	$11,167
Losses:
Commercial	260	77	77
Commercial real estate
Owner occupied	—	266	559
Non-owner occupied	101	—	178
Construction and development
Land and land development	—	180	457
Construction	—	—	—
Residential real estate
Non-jumbo	120	160	417
Jumbo	—	—	208
Home equity	11	32	76
Consumer	15	43	69
Other	53	24	110
Total	560	782	2,151
Recoveries:
Commercial	59	2	10
Commercial real estate
Owner occupied	8	3	290
Non-owner occupied	3	2	13
Construction and development
Land and land development	5	11	456
Construction	—	—	—
Real estate - mortgage
Non-jumbo	36	7	107
Jumbo	—	95	96
Home equity	1	1	3
Consumer	15	49	105
Other	26	22	126
Total	153	192	1,206
Net losses	407	590	945
Provision for loan losses	250	250	1,250
Balance, end of period	$11,315	$10,827	$11,472

Activity in the allowance for loan losses by loan class during the first three months of 2016 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$2,852	$15	$780	$1,589	$2,977	$1,253	$1,593	$253	$60	$100	$11,472
Charge-offs	—	—	260	—	101	120	—	11	15	53	560
Recoveries	5	—	59	8	3	36	—	1	15	26	153
Provision	(1,207)	(3)	328	98	1,014	(56)	3	28	—	45	250
Ending balance	$1,650	$12	$907	$1,695	$3,893	$1,113	$1,596	$271	$60	$118	$11,315

Allowance related to:
Loans individually evaluated for impairment	$139	$—	$—	$89	$151	$188	$31	$—	$—	$—	$598
Loans collectively evaluated for impairment	1,511	12	907	1,606	3,742	925	1,565	271	60	118	10,717
Total	$1,650	$12	$907	$1,695	$3,893	$1,113	$1,596	$271	$60	$118	$11,315

Loans
Loans individually evaluated for impairment	$8,604	$—	$200	$8,375	$13,194	$6,408	$4,607	$709	$62	$—	$42,159
Loans collectively evaluated for impairment	57,879	7,997	101,542	194,305	340,157	214,960	45,450	73,388	19,033	11,235	$1,065,946
Total	$66,483	$7,997	$101,742	$202,680	$353,351	$221,368	$50,057	$74,097	$19,095	$11,235	$1,108,105

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2016 and other intangible assets by reporting unit at March 31, 2016 and December 31, 2015.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2016	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, March 31, 2016	$1,488	$4,710	$6,198

	Other Intangible Assets
	March 31, 2016			December 31, 2015
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,750	1,750	—	1,700	1,700
Net carrying amount	$—	$1,250	$1,250	$—	$1,300	$1,300

We recorded amortization expense of approximately $50,000 for the three months ended March 31, 2016 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2016 through 2020.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2016 and 2015 and December 31, 2015:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Demand deposits, interest bearing	$210,878	$215,721	$196,606
Savings deposits	286,695	266,825	257,687
Time deposits	474,593	465,153	486,966
Total	$972,166	$947,699	$941,259

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $138.8 million, $126.5 million and $139.5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2016 is as follows:

Dollars in thousands
Nine month period ending December 31, 2016	$178,643
Year ending December 31, 2017	101,517
Year ending December 31, 2018	69,566
Year ending December 31, 2019	41,780
Year ending December 31, 2020	42,061
Thereafter	41,026
Total	$474,593

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2016:

Dollars in thousands	Amount	Percent
Three months or less	$56,301	15.9%
Three through six months	27,534	7.8%
Six through twelve months	70,482	19.9%
Over twelve months	199,870	56.4%
Total	$354,187	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2016		2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$150,000	$3,448	$141,550	$7,435
Average balance outstanding for the period	165,102	3,446	139,590	5,189
Maximum balance outstanding at any month end during period	188,450	3,448	141,780	7,435
Weighted average interest rate for the period	0.58%	0.50%	0.32%	0.25%
Weighted average interest rate for balances
outstanding at March 31	0.57%	0.50%	0.31%	0.25%

	Year Ended December 31, 2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$167,950	$3,444
Average balance outstanding for the period	146,412	4,690
Maximum balance outstanding at any month end during period	171,160	7,438
Weighted average interest rate for the period	0.43%	0.50%
Weighted average interest rate for balances outstanding at December 31	0.35%	0.26%

Long-term borrowings:  Our long-term borrowings of $75.1 million, $75.6 million and $77.0 million at March 31, 2016, December 31, 2015, and March 31, 2015 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at March 31,		Balance at December 31,
Dollars in thousands	2016	2015	2015
Long-term FHLB advances	$846	$951	$873
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	2,257	4,062	2,708
Total	$75,103	$77,013	$75,581

The term loan at March 31, 2016 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2016 was 4.41% compared to 4.32% for the first three months of 2015.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2016, December 31, 2015, and March 31, 2015.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2016	$28,433	$—
	2017	918	—
	2018	45,017	—
	2019	18	—
	2020	19	—
	Thereafter	698	19,589
		$75,103	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During second quarter 2015, we granted 166,717 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs in first quarter 2016 or first quarter 2015.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2016 and 2015, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first three months of 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
	2016		2015
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	244,147	$14.05	157,170	$20.43
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31	244,147	$14.05	157,170	$20.43

Other information regarding awards outstanding and exercisable at March 31, 2016 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	7,750	$3.75	4.93	$91	7,750	$3.75	$91
6.01 - 10.00	12,680	8.71	2.40	86	12,680	8.71	86
10.01 - 17.50	166,717	12.01	9.07	—	—	—	—
17.51 - 20.00	23,400	17.80	1.76	—	23,400	17.80	—
20.01 - 25.93	33,600	25.93	2.19	—	33,600	25.93	—
	244,147	14.05		$177	77,430	18.43	$177

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2016
Commitments to extend credit:
Revolving home equity and credit card lines	$59,628
Construction loans	32,721
Other loans	54,643
Standby letters of credit	3,900
Total	$150,892

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2016, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of March 31, 2016 and December 31, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
CET1 (to risk weighted assets)
Summit	$140,888	11.9%	$82,875	7.0%	$76,956	6.5%
Summit Community	160,433	13.6%	82,576	7.0%	76,678	6.5%
Tier I Capital (to risk weighted assets)
Summit	159,888	13.5%	100,670	8.5%	94,748	8.0%
Summit Community	160,433	13.6%	100,271	8.5%	94,372	8.0%
Total Capital (to risk weighted assets)
Summit	171,202	14.5%	123,974	10.5%	118,070	10.0%
Summit Community	171,747	14.5%	124,369	10.5%	118,446	10.0%
Tier I Capital (to average assets)
Summit	159,888	10.7%	59,771	4.0%	74,714	5.0%
Summit Community	160,433	10.7%	59,975	4.0%	74,969	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
CET1 (to risk weighted assets)
Summit	137,849	11.8%	81,775	7.0%	75,934	6.5%
Summit Community	158,081	13.6%	81,365	7.0%	75,553	6.5%
Tier I Capital (to risk weighted assets)
Summit	156,849	13.4%	99,494	8.5%	93,641	8.0%
Summit Community	158,081	13.6%	98,801	8.5%	92,989	8.0%
Total Capital (to risk weighted assets)
Summit	168,321	14.4%	122,734	10.5%	116,890	10.0%
Summit Community	169,553	14.5%	122,780	10.5%	116,933	10.0%
Tier I Capital (to average assets)
Summit	156,849	10.7%	58,635	4.0%	73,294	5.0%
Summit Community	158,081	10.8%	58,549	4.0%	73,186	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended March 31, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$11,938	$—	$(159)	$—	$11,779
Provision for loan losses	250	—	—	—	250
Net interest income (loss) after provision for loan losses	11,688	—	(159)	—	11,529
Other income	1,757	1,049	389	(389)	2,806
Other expenses	7,274	1,055	614	(389)	8,554
Income (loss) before income taxes	6,171	(6)	(384)	—	5,781
Income tax expense (benefit)	1,843	(2)	(122)	—	1,719
Net income (loss)	$4,328	$(4)	$(262)	$—	$4,062
Inter-segment revenue (expense)	$(361)	$(28)	$389	$—	$—
Average assets	$1,526,926	$5,866	$171,028	$(198,706)	$1,505,114

	Three Months Ended March 31, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,751	$—	$(231)	$—	$11,520
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,501	—	(231)	—	11,270
Other income	1,849	1,290	283	(283)	3,139
Other expenses	6,857	1,055	575	(283)	8,204
Income (loss) before income taxes	6,493	235	(523)	—	6,205
Income tax expense (benefit)	2,035	64	(179)	—	1,920
Net income (loss)	$4,458	$171	$(344)	$—	$4,285
Inter-segment revenue (expense)	$(256)	$(27)	$283	$—	$—
Average assets	$1,488,109	$5,893	$168,954	$(208,885)	$1,454,071

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges. Under the terms of an $9.95 million notional swap with an effective date of January 15, 2015, we will pay a fixed rate of 4.33% for a 10 year period. Under the terms of an $11.3 million notional swap with an effective date of December 18, 2015, we will pay a fixed rate of 4.30% for a 10 year period.

A summary of our derivative financial instruments as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$7,391	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial loans	$21,250	$—	$847	$—

	December 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Long term borrowings	$110,000	$—	$5,071	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial loans	$21,250	$94	$95	$—

NOTE 16. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

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

The ESOP shares as of March 31 as are follows:

ESOP Shares
	At March 31,
	2016	2015
Allocated shares	406,371	321,449
Shares committed to be released	8,893	—
Unallocated shares	172,929	—
Total ESOP shares	588,193	321,449

Market value of unallocated shares (in thousands)	$2,675	$—

NOTE 17. PENDING ACQUISITION
On February 29, 2016, we entered into a Definitive Merger Agreement between Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, and Highland County Bankshares, Inc. ("HCB"). Pursuant to the terms of the merger agreement, Summit Community Bank, Inc. will acquire all of the outstanding shares of common stock of HCB in exchange for cash in the amount of $38.00 per share, subject to an adjustment if HCB’s adjusted shareholders’ equity as of the effective date of the merger deviates materially from the target determined by the parties. HCB's assets approximated $130 million at March 31, 2016.
We anticipate the acquisition will close in the third quarter of 2016, subject to customary closing conditions, including regulatory approval and approval of HCB's shareholders. Following the consummation of the merger, HCB’s wholly-owned subsidiary First and Citizens Bank will be consolidated with Summit Community Bank.

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

Interest earning assets increased by 4.39% for the first three months in 2016 compared to the same period of 2015 while our net interest earnings on a tax equivalent basis increased 2.45%.  Our tax equivalent net interest margin decreased 9 basis points as our yield on interest earning assets declined 10 basis points while our cost of interest bearing funds increased 1 basis point.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2016	2015
Community banking	$4,328	$4,458
Insurance & financial services	(4)	171
Parent	(262)	(344)
Consolidated net income	$4,062	$4,285

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2015 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 6 to the consolidated financial statements of our 2015 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of the financial review of the 2015 Annual Report on Form 10-K.

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

Deferred Income Tax Assets:  At March 31, 2016, we had net deferred tax assets of $12.2 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at March 31, 2016.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2016 decreased to $4.06 million, or $0.38 per diluted share as compared to $4.29 million or $0.41 per diluted share for the same period of 2015. Earnings for the quarter ended March 31, 2016 were positively impacted by increased net interest income, and lower write-downs of foreclosed properties to their fair values while being negatively impacted by lower insurance commission revenues and higher noninterest expenses.  Included in earnings for the three months ended March 31, 2016 was $6,000 in gains on the sales of foreclosed properties, and $109,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first three months of 2016 were 11.10% and 1.08%, respectively, compared with 12.79% and 1.18% for the same period of 2015.

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

Our net interest income on a fully tax-equivalent basis totaled $12.2 million for the three months ended March 31, 2016, or $291,000 or 2.45% more than the $11.9 million for the same period of 2015.  Our tax-equivalent earnings on interest earning assets increased $454,000, while the cost of interest bearing liabilities also increased $163,000 (see Table II).

Average interest earning assets increased 4.4% from $1.34 billion during the first three months of 2015 to $1.40 billion for the first three months of 2016, while average interest bearing liabilities increased 2.7% from $1.19 billion at March 31, 2015 to $1.22 billion at March 31, 2016. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in deposits, increased short term borrowings, and growth in equity.

Our consolidated net interest margin decreased to 3.50% for the three months ended March 31, 2016, compared to 3.59% for the same period in 2015, as the yields on earning assets decreased 10 basis points, while the cost of our interest bearing funds increased by 1 basis point.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	March 31, 2016			March 31, 2015
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,089,083	$13,291	4.91%	$1,035,610	$12,734	4.99%
Tax-exempt (2)	15,824	220	5.59%	12,567	174	5.62%
Securities
Taxable	209,365	1,083	2.08%	211,471	1,281	2.46%
Tax-exempt (2)	79,314	974	4.94%	76,012	927	4.95%
Federal funds sold and interest bearing deposits with other banks	8,092	3	0.15%	7,081	1	0.06%
Total interest earning assets	1,401,678	15,571	4.47%	1,342,741	15,117	4.57%
Noninterest earning assets
Cash & due from banks	3,762			3,679
Premises and equipment	21,594			20,203
Property held for sale	25,465			36,791
Other assets	64,177			61,894
Allowance for loan losses	(11,562)			(11,237)
Total assets	$1,505,114			$1,454,071
Interest bearing liabilities
Interest bearing demand deposits	$209,733	$83	0.16%	199,840	58	0.12%
Savings deposits	277,396	506	0.73%	254,398	428	0.68%
Time deposits	471,597	1,581	1.35%	485,975	1,585	1.32%
Short-term borrowings	168,548	240	0.57%	144,779	112	0.31%
Long-term borrowings and capital trust securities	95,052	976	4.13%	105,741	1,040	3.99%
Total interest bearing liabilities	1,222,326	3,386	1.11%	1,190,733	3,223	1.10%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	120,464			115,198
Other liabilities	15,928			14,096
Total liabilities	1,358,718			1,320,027
Shareholders' equity - preferred	—			7,244
Shareholders' equity - common	146,396			126,800
Total liabilities and shareholders' equity	$1,505,114			$1,454,071
Net interest earnings		$12,185			$11,894
Net yield on interest earning assets			3.50%			3.59%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $406,000 and $374,000 for the periods ended March 31, 2016 and 2015, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended
	March 31, 2016 versus March 31, 2015
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$738	$(181)	$557
Tax-exempt	47	(1)	46
Securities
Taxable	(12)	(186)	(198)
Tax-exempt	48	(1)	47
Federal funds sold and interest bearing deposits with other banks	—	2	2
Total interest earned on interest earning assets	821	(367)	454

Interest paid on:
Interest bearing demand deposits	3	22	25
Savings deposits	42	36	78
Time deposits	(40)	36	(4)
Short-term borrowings	22	106	128
Long-term borrowings and capital trust securities	(102)	38	(64)
Total interest paid on interest bearing liabilities	(75)	238	163

Net interest income	$896	$(605)	$291

Noninterest Income

Total noninterest income decreased to $2.8 million for the first three months of 2016, compared to $3.1 million for the same period of 2015.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2016	2015
Insurance commissions	$924	$1,128
Service fees related to deposit accounts	978	976
Realized securities gains	393	480
Bank owned life insurance income	256	261
Other	255	294
Total	$2,806	$3,139

Noninterest Expense

Total noninterest expense decreased 4.3% for the three months ended March 31, 2016, as compared to the same period in 2015, with lower write-downs of foreclosed properties and lower foreclosed properties expense having the largest positive impacts and higher salaries, commissions, and employee benefits having the largest negative impact.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2016	$	%	2015
Salaries, commissions, and employee benefits	$4,682	$495	11.8%	$4,187
Net occupancy expense	540	41	8.2%	499
Equipment expense	656	121	22.6%	535
Professional fees	472	137	40.9%	335
Amortization of intangibles	50	—	—%	50
FDIC premiums	300	(30)	(9.1)%	330
Merger expense	112	112	n/a	—
Foreclosed properties expense	124	(84)	(40.4)%	208
(Gain) loss on sales of foreclosed properties	(6)	(156)	(104.0)%	150
Write-downs of foreclosed properties	109	(463)	(80.9)%	572
Other	1,515	177	13.2%	1,338
Total	$8,554	$350	4.3%	$8,204

Salaries, commissions, and employee benefits: These expenses are 11.8% higher in first three months of 2016 compared to first three months of 2015 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year.

Foreclosed properties expense: Management expects foreclosed properties expense to trend lower than in recent years due to lower levels of foreclosed properties.

Write-downs of foreclosed properties: Management anticipates write-downs of foreclosed properties to their fair values to trend lower in 2016 than in recent years.

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

We recorded $250,000 provisions for loan losses for the first three months of both 2016 and 2015.  These smaller provisions are a result of lower average loan losses experienced over the past sixteen quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2015.

Table V - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2016	2015	2015
Accruing loans past due 90 days or more	$—	$—	$9
Nonaccrual loans
Commercial	430	788	853
Commercial real estate	6,140	1,340	5,955
Commercial construction and development	—	—	—
Residential construction and development	5,467	5,333	5,623
Residential real estate	3,248	4,491	3,245
Consumer	121	65	83
Total nonaccrual loans	15,406	12,017	15,759
Foreclosed properties
Commercial	—	110	—
Commercial real estate	976	3,658	1,300
Commercial construction and development	8,717	10,191	8,717
Residential construction and development	13,808	17,590	14,069
Residential real estate	1,183	2,819	1,481
Total foreclosed properties	24,684	34,368	25,567
Repossessed assets	—	54	5
Total nonperforming assets	$40,090	$46,439	$41,340
Total nonperforming loans as a percentage of total loans	1.39%	1.14%	1.45%
Total nonperforming assets as a percentage of total assets	2.66%	3.18%	2.77%
Allowance for loan losses as a percentage of nonperforming loans	73.45%	90.10%	72.75%
Allowance for loan losses as a percentage of period end loans	1.02%	1.03%	1.05%

The following table details the activity regarding our foreclosed properties for the three and three months ended March 31, 2016 and 2015.

Table VI - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2016	2015
Beginning balance	$25,567	$37,529
Acquisitions	—	714
Improvements	329	16
Disposals	(1,103)	(3,320)
Writedowns to fair value	(109)	(572)
Balance March 31	$24,684	$34,367

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

At March 31, 2016, December 31, 2015, and March 31, 2015, our allowance for loan losses totaled $11.3 million, or 1.02% of total loans, $11.5 million, or 1.05% of total loans and $10.8 million, or 1.03% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At March 31, 2016, December 31, 2015, and March 31, 2015, we had approximately $24.7 million, $25.6 million and $34.4 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.51 billion at March 31, 2016, compared to $1.49 billion at December 31, 2015, representing a 1.08% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2015 and March 31, 2016.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance March 31,
Dollars in thousands	2015	Amount	Percentage	2016
Assets
Securities available for sale	$280,792	(9,277)	(3.3)%	$271,515
Loans, net of unearned interest	1,079,331	17,459	1.6%	1,096,790
Liabilities
Deposits	$1,066,709	27,835	2.6%	$1,094,544
Short-term borrowings	171,394	(17,946)	(10.5)%	153,448
Long-term borrowings	75,581	(478)	(0.6)%	75,103

Loan growth of 1.6% during the first three months of 2016 occurred principally in the commercial real estate portfolio, and was funded primarily with deposits.

Deposits increased approximately $27.8 million during the first three months of 2016; checking deposits decreased approximately $1.5 million while savings and time deposits increased $19.9 million and $9.4 million, respectively.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2016 and December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $635 million or 42.09% of total consolidated assets at March 31, 2016.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $550 million.  As of March 31, 2016 and December 31, 2015, these advances totaled approximately $151 million and $169 million, respectively.  At March 31, 2016, we had additional borrowing capacity of $399 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2016 was approximately $96 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2016 totaled $146.1 million compared to $143.7 million at December 31, 2015.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2016.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2016	$28,433	$—	$228
2017	918	—	250
2018	45,017	—	162
2019	18	—	136
2020	19	—	23
Thereafter	698	19,589	—
Total	$75,103	$19,589	$799

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2016 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2016
Commitments to extend credit:
Revolving home equity and credit card lines	$59,628
Construction loans	32,721
Other loans	54,643
Standby letters of credit	3,900
Total	$150,892

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2016.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	0.23%	-0.34%
Up 200 basis points (1)	-10%	-3.05%	-1.99%
Up 400 basis points (2)	-15%	-2.44%	-4.32%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2016, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2016 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	May 5, 2016

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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