Form 10-Q
period 2016-06-30
SUMMIT FINANCIAL GROUP INC
filed 2016-08-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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
Large accelerated filer ☐               Accelerated filer ☑
Non-accelerated filer ☐                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,692,320 shares outstanding as of July 31, 2016

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	56

SIGNATURES		57

EXHIBIT INDEX		58

Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$4,161	$3,625	$3,988
Interest bearing deposits with other banks	8,897	5,862	9,274
Cash and cash equivalents	13,058	9,487	13,262
Securities available for sale	261,633	280,792	276,661
Other investments	12,233	8,949	8,583
Loans held for sale, net	245	779	—
Loans, net	1,166,723	1,079,331	1,064,472
Property held for sale	23,425	25,567	31,500
Premises and equipment, net	21,405	21,572	20,490
Accrued interest receivable	5,352	5,544	5,473
Intangible assets	7,398	7,498	7,598
Cash surrender value of life insurance policies	38,246	37,732	37,222
Other assets	15,463	15,178	14,708
Total assets	$1,565,181	$1,492,429	$1,479,969

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$120,845	$119,010	$113,256
Interest bearing	975,700	947,699	940,054
Total deposits	1,096,545	1,066,709	1,053,310
Short-term borrowings	205,553	171,394	174,599
Long-term borrowings	74,625	75,581	76,536
Subordinated debentures	—	—	2,500
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	18,200	15,412	13,363
Total liabilities	1,414,512	1,348,685	1,339,897

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 10,856,356 shares 2016, 10,853,566 shares December 2015 and 10,843,676 shares June 2015; outstanding: 10,692,320 shares 2016, 10,671,744 shares December 2015 and 10,843,676 shares June 2015	45,967	45,741	45,563
Unallocated common stock held by Employee Stock Ownership Plan - 2016 - 164,036 shares, December 2015 - 181,822 shares	(1,772)	(1,964)	—
Retained earnings	106,594	100,423	94,318
Accumulated other comprehensive income	(120)	(456)	191
Total shareholders' equity	150,669	143,744	140,072

Total liabilities and shareholders' equity	$1,565,181	$1,492,429	$1,479,969

(*) - December 31, 2015 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, except per share amounts	2016	2015	2016	2015
Interest income
Interest and fees on loans
Taxable	$13,488	$12,854	$26,779	$25,588
Tax-exempt	134	118	280	233
Interest and dividends on securities
Taxable	1,063	1,092	2,146	2,368
Tax-exempt	594	593	1,236	1,211
Interest on interest bearing deposits with other banks	4	1	7	2
Total interest income	15,283	14,658	30,448	29,402
Interest expense
Interest on deposits	2,154	2,074	4,324	4,145
Interest on short-term borrowings	419	126	659	238
Interest on long-term borrowings and subordinated debentures	976	1,000	1,952	2,041
Total interest expense	3,549	3,200	6,935	6,424
Net interest income	11,734	11,458	23,513	22,978
Provision for loan losses	250	500	500	750
Net interest income after provision for loan losses	11,484	10,958	23,013	22,228
Other income
Insurance commissions	1,090	1,080	2,014	2,208
Service fees related to deposit accounts	1,059	1,072	2,038	2,048
Realized securities gains	383	170	775	650
Bank owned life insurance income	258	261	514	522
Other	255	277	511	571
Total other income	3,045	2,860	5,852	5,999
Other expense
Salaries, commissions, and employee benefits	4,764	4,442	9,446	8,629
Net occupancy expense	512	489	1,051	988
Equipment expense	686	560	1,342	1,095
Professional fees	429	372	901	707
Amortization of intangibles	50	50	100	100
FDIC premiums	300	320	600	650
Merger expense	153	—	265	—
Foreclosed properties expense	93	158	217	366
(Gain) loss on sale of foreclosed properties	(276)	103	(282)	253
Write-down of foreclosed properties	259	160	369	732
Other	1,467	1,407	2,982	2,746
Total other expense	8,437	8,061	16,991	16,266
Income before income taxes	6,092	5,757	11,874	11,961
Income tax expense	1,849	1,747	3,569	3,667
Net Income	$4,243	$4,010	$8,305	$8,294

Basic earnings per common share	$0.40	$0.38	$0.78	$0.85
Diluted earnings per common share	$0.40	$0.38	$0.78	$0.78

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2016	2015
Net income	$4,243	$4,010
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2016 - ($759), net of deferred taxes of ($281); 2015 - $379, net of deferred taxes of $140	(478)	239
Net unrealized gain (loss) on available for sale debt securities of: 2016 - $2,570, net of deferred taxes of $951 and reclassification adjustment for net realized gains included in net income of $383; 2015 - ($2,683), net of deferred taxes of ($993) and reclassification adjustment for net realized gains included in net income of $170	1,619	(1,690)
Total comprehensive income	$5,384	$2,559

	For the Six Months Ended June 30,
Dollars in thousands	2016	2015
Net income	$8,305	$8,294
Other comprehensive income (loss):
Net unrealized loss on cashflow hedge of: 2016 - ($3,079), net of deferred taxes of ($1,139); 2015 - ($1,030), net of deferred taxes of ($381)	(1,940)	(649)
Net unrealized gain (loss) on available for sale debt securities of: 2016 - $3,613, net of deferred taxes of $1,337 and reclassification adjustment for net realized gains included in net income of $775; 2015 - ($1,956), net of deferred taxes of ($724) and reclassification adjustment for net realized gains included in net income of $650	2,276	(1,232)
Total comprehensive income	$8,641	$6,413

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2015	$—	$—	$45,741	$(1,964)	$100,423	$(456)	$143,744

Six Months Ended June 30, 2016
Comprehensive income:
Net income	—	—	—	—	8,305	—	8,305
Other comprehensive income	—	—	—	—	—	336	336
Total comprehensive income							8,641
Stock compensation expense	—	—	100	—	—	—	100
Unallocated ESOP shares committed to be released - 17,786 shares	—	—	79	192	—	—	271
Common stock issuances from reinvested dividends	—	—	47	—	(47)	—	—
Common stock cash dividends declared ($0.20 per share)	—	—	—	—	(2,087)	—	(2,087)
Balance, June 30, 2016	$—	$—	$45,967	$(1,772)	$106,594	$(120)	$150,669

Balance, December 31, 2014	$3,419	$5,764	$32,670	$—	$87,719	$2,072	$131,644

Six Months Ended June 30, 2015
Comprehensive income:
Net income	—	—	—	—	8,294	—	8,294
Other comprehensive loss	—	—	—	—	—	(1,881)	(1,881)
Total comprehensive income							6,413
Stock compensation expense	—	—	50	—	—	—	50
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,405	—	—	—	(14)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,749	—	—	—	(15)
Issuance of 496,335 shares of common stock	—	—	4,769	—	—	—	4,769
Repurchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.16 per share)	—	—	—	—	(1,695)	—	(1,695)
Balance, June 30, 2015	$—	$—	$45,563	$—	$94,318	$191	$140,072

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$8,305	$8,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	587	523
Provision for loan losses	500	750
Stock compensation expense	100	50
Deferred income tax expense (benefit)	(159)	360
Loans originated for sale	(3,727)	(1,417)
Proceeds from loans sold	4,260	1,944
Securities gains	(775)	(650)
(Gain) loss on disposal of assets	(312)	255
Write down of foreclosed properties	369	732
Amortization of securities premiums (accretion of discounts), net	2,210	2,603
Amortization of intangibles, net	106	106
Decrease in accrued interest receivable	193	365
Increase in cash surrender value of bank owned life insurance	(514)	(522)
Increase in other assets	(1,076)	(847)
Decrease in other liabilities	(1,274)	(296)
Net cash provided by operating activities	8,793	12,250
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	55	615
Proceeds from sales of securities available for sale	52,052	40,593
Principal payments received on securities available for sale	17,946	20,380
Purchases of securities available for sale	(48,716)	(59,324)
Purchases of other investments	(9,531)	(6,072)
Proceeds from sales & redemptions of other investments	6,247	3,672
Net loans made to customers	(86,808)	(46,372)
Purchases of premises and equipment	(433)	(954)
Proceeds from disposal of premises and equipment	43	—
Proceeds from sales of other repossessed assets & property held for sale	2,973	6,482
Net cash (used in) investing activities	(66,172)	(40,980)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	31,169	(9,902)
Net increase (decrease) in time deposits	(1,333)	1,869
Net increase in short-term borrowings	34,158	50,966
Repayment of long-term borrowings	(956)	(954)
Repayment of subordinated debt	—	(14,300)
Net proceeds from issuance of common stock	—	4,741
Retirement of common stock	—	(1,080)
Dividends paid on common stock	(2,088)	(1,667)
Dividends paid on preferred stock	—	(191)
Net cash provided by financing activities	60,950	29,482
Increase in cash and cash equivalents	3,571	752
Cash and cash equivalents:
Beginning	9,487	12,510
Ending	$13,058	$13,262

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2016	June 30, 2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,999	$6,456
Income taxes	$3,814	$3,632

Supplemental Schedule of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$172	$713

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

The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2015 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2015 and June 30, 2015, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for us January 1, 2016, and did not have a significant impact on our financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs specifies that debt issuance costs related to a recognized liability are to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 was effective for us January 1, 2016 and did not have a material impact on our financial statements.

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

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$17,885	$—	$17,885	$—
Mortgage backed securities:
Government sponsored agencies	139,365	—	139,365	—
Nongovernment sponsored entities	6,285	—	6,285	—
State and political subdivisions	250	—	250	—
Corporate debt securities	19,528	—	8,276	11,252
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	78,243	—	78,243	—
Total available for sale securities	$261,633	$—	$250,381	$11,252

Derivative financial liabilities
Interest rate swaps	$9,408	$—	$9,408	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$21,475	$—	$21,475	$—
Mortgage backed securities:
Government sponsored agencies	146,734	—	146,734	—
Nongovernment sponsored entities	7,885	—	7,885	—
State and political subdivisions	1,953	—	1,953	—
Corporate debt securities	14,226	—	8,367	5,859
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	88,442	—	88,442	—
Total available for sale securities	$280,792	$—	$274,933	$5,859

Derivative financial liabilities
Interest rate swaps	$5,072	$—	$5,072	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$245	$—	$245	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	400	—	400	—
Construction and development	1,013	—	1,013	—
Residential real estate	121	—	121	—
Total collateral-dependent impaired loans	$1,534	$—	$1,534	$—

Foreclosed properties
Commercial real estate	$976	$—	$552	$424
Construction and development	20,267	—	19,546	721
Residential real estate	340	—	340	—
Total foreclosed properties	$21,583	$—	$20,438	$1,145

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$779	$—	$779	$—

Collateral-dependent impaired loans
Commercial	$—	—	$—	$—
Commercial real estate	627	—	—	627
Construction and development	1,054	—	—	1,054
Residential real estate	279	—	279	—
Total collateral-dependent impaired loans	$1,960	$—	$279	$1,681

Foreclosed properties
Commercial real estate	$1,103	$—	$1,103	$—
Construction and development	18,477	—	18,419	58
Residential real estate	314	—	314	—
Total foreclosed properties	$19,894	$—	$19,836	$58

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2016		December 31, 2015
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,058	$13,058	$9,487	$9,487
Securities available for sale	261,633	261,633	280,792	280,792
Other investments	12,233	12,233	8,949	8,949
Loans held for sale, net	245	245	779	779
Loans, net	1,166,723	1,177,526	1,079,331	1,084,955
Accrued interest receivable	5,352	5,352	5,544	5,544
	$1,459,244	$1,470,047	$1,384,882	$1,390,506
Financial liabilities
Deposits	$1,096,545	$1,108,899	$1,066,709	$1,077,510
Short-term borrowings	205,553	205,553	171,394	171,394
Long-term borrowings	74,625	78,896	75,581	80,506
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	762	762	826	826
Derivative financial liabilities	9,408	9,408	5,072	5,072
	$1,406,482	$1,423,107	$1,339,171	$1,354,897

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2016			2015
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,243			$4,010

Basic EPS	$4,243	10,681,995	$0.40	$4,010	10,667,892	$0.38

Effect of dilutive securities:
Stock options		9,008			8,582
Stock appreciation rights		10,014			—

Diluted EPS	$4,243	10,701,017	$0.40	$4,010	10,676,474	$0.38

	For the Six Months Ended June 30,
	2016			2015
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$8,305			$8,294

Basic EPS	$8,305	10,676,925	$0.78	$8,294	9,747,042	$0.85

Effect of dilutive securities:
Stock options		8,365			8,574
Stock appreciation rights		—			—
Series 2011 convertible preferred stock	—	—		—	575,953
Series 2009 convertible preferred stock	—	—		—	253,842

Diluted EPS	$8,305	10,685,290	$0.78	$8,294	10,585,411	$0.78

Stock option and stock appreciation right (SAR) grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at June 30, 2016 and 2015 totaled 57,000 shares and 136,900 shares, respectively, and our anti-dilutive SARs for the six months ended June 30, 2016 and both the three and six months ended June 30, 2015 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2016, December 31, 2015, and June 30, 2015 are summarized as follows:

	June 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$16,815	$1,123	$53	$17,885
Residential mortgage-backed securities:
Government-sponsored agencies	136,821	2,862	318	139,365
Nongovernment-sponsored entities	6,265	61	41	6,285
State and political subdivisions
Water and sewer revenues	250	—	—	250
Corporate debt securities	19,928	60	460	19,528
Total taxable debt securities	180,079	4,106	872	183,313
Tax-exempt debt securities
State and political subdivisions
General obligations	41,282	2,788	4	44,066
Water and sewer revenues	7,535	360	—	7,895
Lease revenues	6,267	458	—	6,725
Sales tax revenues	2,889	182	—	3,071
Other revenues	15,542	944	—	16,486
Total tax-exempt debt securities	73,515	4,732	4	78,243
Equity securities	77	—	—	77
Total available for sale securities	$253,671	$8,838	$876	$261,633

	December 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,461	$1,063	$49	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	145,586	1,943	795	146,734
Nongovernment-sponsored entities	7,836	82	33	7,885
State and political subdivisions
Water and sewer revenues	250	—	—	250
Other revenues	1,729	—	26	1,703
Corporate debt securities	14,494	—	268	14,226
Total taxable debt securities	190,356	3,088	1,171	192,273
Tax-exempt debt securities
State and political subdivisions
General obligations	52,490	1,767	41	54,216
Water and sewer revenues	7,614	172	—	7,786
Lease revenues	8,671	187	1	8,857
Special tax revenues	4,532	72	—	4,604
Other revenues	12,703	290	14	12,979
Total tax-exempt debt securities	86,010	2,488	56	88,442
Equity securities	77	—	—	77
Total available for sale securities	$276,443	$5,576	$1,227	$280,792

	June 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$24,336	$1,093	$40	$25,389
Residential mortgage-backed securities:
Government-sponsored agencies	150,675	3,005	737	152,943
Nongovernment-sponsored agencies	9,880	116	34	9,962
State and political subdivisions:
Water and sewer revenues	500	3	—	503
Lottery/casino revenues	1,218	—	37	1,181
Corporate debt securities	11,896	—	90	11,806
Total taxable debt securities	198,505	4,217	938	201,784
Tax-exempt debt securities:
State and political subdivisions:
General obligations	49,067	1,463	586	49,944
Water and sewer revenues	7,982	52	33	8,001
Special tax revenues	4,548	30	72	4,506
Lottery/casino revenues	3,576	58	74	3,560
Other revenues	8,729	162	32	8,859
Total tax-exempt debt securities	73,902	1,765	797	74,870
Equity securities	7	—	—	7
Total available for sale securities	$272,414	$5,982	$1,735	$276,661

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Illinois	$12,925	$781	$4	$13,702
Michigan	11,216	609	—	11,825
West Virginia	8,732	213	—	8,945
Texas	6,132	461	—	6,593
Indiana	4,724	361	—	5,085

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

The maturities, amortized cost and estimated fair values of securities at June 30, 2016, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,757	$57,762
Due from one to five years	91,359	93,272
Due from five to ten years	16,653	17,304
Due after ten years	88,825	93,218
Equity securities	77	77
	$253,671	$261,633

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$52,052	$55	$17,946	$950	$175

We held 38 available for sale securities having an unrealized loss at June 30, 2016.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$878	$(5)	$2,911	$(48)	$3,789	$(53)
Residential mortgage-backed securities:
Government-sponsored agencies	17,694	(206)	11,424	(112)	29,118	(318)
Nongovernment-sponsored entities	—	—	3,723	(41)	3,723	(41)
Corporate debt securities	4,082	(184)	3,134	(276)	7,216	(460)
Tax-exempt debt securities
State and political subdivisions:
General obligations	1,128	(4)	—	—	1,128	(4)
Total temporarily impaired securities	23,782	(399)	21,192	(477)	44,974	(876)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$23,782	$(399)	$21,192	$(477)	$44,974	$(876)

	December 31, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$2,104	$(2)	$3,151	$(47)	$5,255	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	52,970	(569)	8,672	(226)	61,642	(795)
Nongovernment-sponsored entities	2,298	—	2,819	(33)	5,117	(33)
State and political subdivisions:
Other revenues	1,702	(26)	—	—	1,702	(26)
Corporate debt securities	8,367	(268)	—	—	8,367	(268)
Tax-exempt debt securities
State and political subdivisions:
General obligations	5,977	(41)	—	—	5,977	(41)
Lease revenues	576	(1)	—	—	576	(1)
Other revenues	1,218	(14)	—	—	1,218	(14)
Total temporarily impaired securities	75,212	(921)	14,642	(306)	89,854	(1,227)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$75,212	$(921)	$14,642	$(306)	$89,854	$(1,227)

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

Loans are summarized as follows:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Commercial	$101,521	$97,201	$97,284
Commercial real estate
Owner-occupied	190,534	203,555	191,743
Non-owner occupied	348,099	337,294	331,056
Construction and development
Land and land development	65,702	65,500	64,435
Construction	8,506	9,970	18,214
Residential real estate
Non-jumbo	225,919	221,750	220,199
Jumbo	52,105	50,313	49,203
Home equity	75,904	74,300	72,504
Mortgage warehouse lines	80,282	—	—
Consumer	19,520	19,251	18,683
Other	10,008	11,669	12,423
Total loans, net of unearned fees	1,178,100	1,090,803	1,075,744
Less allowance for loan losses	11,377	11,472	11,272
Loans, net	$1,166,723	$1,079,331	$1,064,472

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2016 and 2015 and December 31, 2015.

	At June 30, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$318	$107	$211	$636	$100,885	$—
Commercial real estate
Owner-occupied	157	—	1,278	1,435	189,099	—
Non-owner occupied	180	14	—	194	347,905	—
Construction and development
Land and land development	45	475	4,748	5,268	60,434	—
Construction	—	—	—	—	8,506	—
Residential mortgage
Non-jumbo	3,978	950	2,466	7,394	218,525	—
Jumbo	—	—	—	—	52,105	—
Home equity	—	77	447	524	75,380	—
Mortgage warehouse lines	—	—	—	—	80,282	—
Consumer	145	52	84	281	19,239	—
Other	—	—	—	—	10,008	—
Total	$4,823	$1,675	$9,234	$15,732	$1,162,368	$—

	At December 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$345	$26	$632	$1,003	$96,198	$—
Commercial real estate
Owner-occupied	158	386	437	981	202,574	—
Non-owner occupied	1	—	856	857	336,437	—
Construction and development
Land and land development	1,182	194	4,547	5,923	59,577	—
Construction	—	—	—	—	9,970	—
Residential mortgage
Non-jumbo	2,276	2,647	1,591	6,514	215,236	—
Jumbo	—	—	—	—	50,313	—
Home equity	374	172	100	646	73,654	—
Consumer	155	41	92	288	18,963	9
Other	—	—	—	—	11,669	—
Total	$4,491	$3,466	$8,255	$16,212	$1,074,591	$9

	At June 30, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$344	$—	$661	$1,005	$96,279	$—
Commercial real estate
Owner-occupied	118	—	630	748	190,995	—
Non-owner occupied	320	5,629	309	6,258	324,798	—
Construction and development
Land and land development	—	21	5,228	5,249	59,186	—
Construction	—	—	—	—	18,214	—
Residential mortgage
Non-jumbo	2,263	1,335	2,137	5,735	214,464	—
Jumbo	—	1,111	724	1,835	47,368	—
Home equity	171	195	37	403	72,101	—
Consumer	204	27	42	273	18,410	8
Other	—	—	—	—	12,423	—
Total	$3,420	$8,318	$9,768	$21,506	$1,054,238	$8

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2016, December 31, 2015 and June 30, 2015.

	June 30,		December 31,
Dollars in thousands	2016	2015	2015
Commercial	$399	$1,065	$853
Commercial real estate
Owner-occupied	1,278	880	437
Non-owner occupied	4,495	1,541	5,518
Construction and development
Land & land development	5,400	5,627	5,623
Construction	—	—	—
Residential mortgage
Non-jumbo	2,937	3,501	2,987
Jumbo	—	724	—
Home equity	594	208	258
Mortgage warehouse lines	—	—	—
Consumer	91	37	83
Total	$15,194	$13,583	$15,759

Impaired loans:  Impaired loans include the following:

▪
Loans which we risk-rate (consisting of loan relationships having aggregate balances in excess of $2.5 million, or loans exceeding $500,000 and exhibiting credit weakness) through our normal loan review procedures and which, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement.   Risk-rated loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	June 30,		December 31,	Method used to measure impairment
Loan Category	2016	2015	2015
Commercial	$655	$41	$41	Fair value of collateral
	162	302	201	Discounted cash flow
Commercial real estate
Owner-occupied	1,103	5,654	783	Fair value of collateral
	7,084	9,015	7,616	Discounted cash flow
Non-owner occupied	4,691	1,607	5,728	Fair value of collateral
	7,638	6,140	7,722	Discounted cash flow
Construction and development
Land & land development	6,373	9,002	6,597	Fair value of collateral
	2,145	2,270	2,177	Discounted cash flow
Residential mortgage
Non-jumbo	1,735	1,791	1,753	Fair value of collateral
	4,477	4,475	4,378	Discounted cash flow
Jumbo	3,711	5,655	3,869	Fair value of collateral
	864	880	871	Discounted cash flow
Home equity	186	186	186	Fair value of collateral
	523	523	523	Discounted cash flow
Consumer	1	—	—	Fair value of collateral
	52	75	68	Discounted cash flow
Total	$41,400	$47,616	$42,513

The following tables present loans individually evaluated for impairment at June 30, 2016, December 31, 2015 and June 30, 2015.

	June 30, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$798	$798	$—	$199	$9
Commercial real estate
Owner-occupied	5,305	5,305	—	5,375	208
Non-owner occupied	10,469	10,470	—	10,912	297
Construction and development
Land & land development	7,364	7,365	—	7,408	162
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,866	3,880	—	3,780	169
Jumbo	3,713	3,711	—	3,725	177
Home equity	709	709	—	709	21
Mortgage warehouse lines	—	—	—	—	—
Consumer	53	53	—	57	5
Total without a related allowance	$32,277	$32,291	$—	$32,165	$1,048

With a related allowance
Commercial	$19	$19	$19	$—	$—
Commercial real estate
Owner-occupied	2,882	2,882	13	2,906	112
Non-owner occupied	1,859	1,859	144	1,850	72
Construction and development
Land & land development	1,153	1,153	141	1,152	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,331	2,332	179	2,335	112
Jumbo	864	864	28	866	43
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$9,108	$9,109	$524	$9,109	$339

Total
Commercial	$29,849	$29,851	$317	$29,802	$860
Residential real estate	11,483	11,496	207	11,415	522
Consumer	53	53	—	57	5
Total	$41,385	$41,400	$524	$41,274	$1,387

	December 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$242	$242	$—	$319	$17
Commercial real estate
Owner-occupied	5,401	5,402	—	5,438	191
Non-owner occupied	10,740	10,741	—	9,982	310
Construction and development
Land & land development	7,635	7,635	—	9,497	263
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,590	3,600	—	3,316	160
Jumbo	3,871	3,869	—	4,412	181
Home equity	709	709	—	709	32
Consumer	68	68	—	72	6
Total without a related allowance	$32,256	$32,266	$—	$33,745	$1,160

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,997	2,997	45	3,003	135
Non-owner occupied	2,709	2,709	386	2,728	72
Construction and development
Land & land development	1,139	1,139	85	1,154	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,530	2,531	226	2,552	114
Jumbo	871	871	34	878	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,246	$10,247	$776	$10,315	$364

Total
Commercial	$30,863	$30,865	$516	$32,121	$988
Residential real estate	11,571	11,580	260	11,867	530
Consumer	68	68	—	72	6
Total	$42,502	$42,513	$776	$44,060	$1,524

	June 30, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$343	$343	$—	$362	$42
Commercial real estate
Owner-occupied	10,101	10,100	—	8,156	598
Non-owner occupied	6,938	6,940	—	6,333	566
Construction and development
Land & land development	11,139	11,139	—	11,916	672
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,307	3,316	—	3,345	318
Jumbo	4,933	4,931	—	7,472	474
Home equity	710	709	—	709	61
Consumer	74	75	—	77	14
Total without a related allowance	$37,545	$37,553	$—	$38,370	$2,745

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	4,569	4,569	232	4,577	378
Non-owner occupied	806	807	64	799	55
Construction and development
Land & land development	133	133	133	534	63
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,948	2,950	331	2,959	239
Jumbo	1,600	1,604	71	1,600	89
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,056	$10,063	$831	$10,469	$824

Total
Commercial	$34,029	$34,031	$429	$32,677	$2,374
Residential real estate	13,498	13,510	402	16,085	1,181
Consumer	74	75	—	77	14
Total	$47,601	$47,616	$831	$48,839	$3,569

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $29.9 million, of which $28.6 million were current with respect to restructured contractual payments at June 30, 2016, and $30.5 million, of which $28.9 million were current with respect to restructured contractual payments at December 31, 2015.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2016, there were no loans restructured during the three and six months ended June 30, 2015 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction and development
Land & land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	2	145	145	3	395	395
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	1	2	2	1	2	2
Total	3	$147	$147	4	$397	$397

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	1	1,182	1	1,182
Construction	—	—	—	—
Residential real estate
Non-jumbo	2	145	2	145
Jumbo	—	—	—	—
Home equity	—	—	—	—
Mortgage warehouse lines	—	—	—	—
Consumer	1	2	1	2
Total	4	$1,329	4	$1,329

The following table details the activity regarding TDRs by loan type for the three months and six months ended June 30, 2016, and the related allowance on TDRs.

For the Three Months Ended June 30, 2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance April 1, 2016	$3,997	$—	$200	$9,282	$6,014	$5,664	$4,607	$523	$—	$62	$—	$30,349
Additions	—	—	—	—	—	145	—	—	—	1	—	146
Charge-offs	—	—	—	(127)	—	—	—	—	—	—	—	(127)
Net (paydowns) advances	(41)	—	(2)	(37)	(13)	(352)	(32)	—	—	(9)	—	(486)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2016	$3,956	$—	$198	$9,118	$6,001	$5,457	$4,575	$523	$—	$54	$—	$29,882

Allowance related to troubled debt restructurings	$—	$—	$—	$149	$7	$179	$28	$—	$—	$—	$—	$363

For the Six Months Ended June 30, 2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2016	$4,188	$—	$242	$9,314	$6,059	$5,496	$4,634	$523	$—	$68	$—	$30,524
Additions	—	—	—	—	—	395	—	—	—	1	—	396
Charge-offs	—	—	—	(127)	—	(52)	—	—	—	—	—	(179)
Net (paydowns) advances	(232)	—	(44)	(69)	(58)	(382)	(59)	—	—	(15)	—	(859)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2016	$3,956	$—	$198	$9,118	$6,001	$5,457	$4,575	$523	$—	$54	$—	$29,882

Allowance related to troubled debt restructurings	$—	$—	$—	$149	$7	$179	$28	$—	$—	$—	$—	$363

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure of $2.5 million, at which time these loans are re-graded.

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015
Pass	$57,398	$57,155	$8,506	$9,970	$99,462	$95,174	$188,201	$202,226	$342,383	$329,861	$80,282	$—
OLEM (Special Mention)	1,611	1,598	—	—	1,162	1,295	726	546	914	1,602	—	—
Substandard	6,693	6,747	—	—	897	732	1,607	783	4,802	5,831	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$65,702	$65,500	$8,506	$9,970	$101,521	$97,201	$190,534	$203,555	$348,099	$337,294	$80,282	$—

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2016	12/31/2015	6/30/2015	6/30/2016	12/31/2015	6/30/2015
Residential real estate
Non-jumbo	$222,982	$218,763	$216,698	$2,937	$2,987	$3,501
Jumbo	52,105	50,313	48,479	—	—	724
Home Equity	75,310	74,042	72,296	594	258	208
Consumer	19,418	19,149	18,637	102	102	46
Other	10,008	11,669	12,423	—	—	—
Total	$379,823	$373,936	$368,533	$3,633	$3,347	$4,479

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

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following eleven loan pools:  land and land development, construction, commercial, commercial real estate -- owner-occupied, commercial real estate -- non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, mortgage warehouse lines, consumer, and other.  Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans.

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above eleven loan pools for potential risks factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within the conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3)trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practice, (5) experience, ability, and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions, and (8) effects of changes in credit concentrations.

An analysis of the allowance for loan losses for the six month periods ended June 30, 2016 and 2015, and for the year ended December 31, 2015 is as follows:

	Six Months Ended June 30,		Year Ended December 31,
Dollars in thousands	2016	2015	2015
Balance, beginning of year	$11,472	$11,167	$11,167
Losses:
Commercial	260	77	77
Commercial real estate
Owner occupied	166	269	559
Non-owner occupied	121	—	178
Construction and development
Land and land development	—	434	457
Construction	—	—	—
Residential real estate
Non-jumbo	118	284	417
Jumbo	—	—	208
Home equity	10	76	76
Mortgage warehouse lines	—	—	—
Consumer	57	48	69
Other	92	56	110
Total	824	1,244	2,151
Recoveries:
Commercial	62	4	10
Commercial real estate
Owner occupied	17	5	290
Non-owner occupied	6	4	13
Construction and development
Land and land development	12	322	456
Construction	—	—	—
Real estate - mortgage
Non-jumbo	48	63	107
Jumbo	6	96	96
Home equity	2	2	3
Mortgage warehouse lines	—	—	—
Consumer	34	68	105
Other	42	35	126
Total	229	599	1,206
Net losses	595	645	945
Provision for loan losses	500	750	1,250
Balance, end of period	$11,377	$11,272	$11,472

Activity in the allowance for loan losses by loan class during the first six months of 2016 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$2,852	$15	$780	$1,589	$2,977	$1,253	$1,593	$253	$—	$60	$100	$11,472
Charge-offs	—	—	260	166	121	118	—	10	—	57	92	824
Recoveries	12	—	62	17	6	48	6	2	—	34	42	229
Provision	(1,251)	62	476	512	(31)	1,018	(834)	365	—	165	18	500
Ending balance	$1,613	$77	$1,058	$1,952	$2,831	$2,201	$765	$610	$—	$202	$68	$11,377

Allowance related to:
Loans individually evaluated for impairment	$141	$—	$19	$13	$144	$179	$28	$—	$—	$—	$—	$524
Loans collectively evaluated for impairment	1,472	77	1,039	1,939	2,687	2,022	737	610	—	202	68	10,853
Total	$1,613	$77	$1,058	$1,952	$2,831	$2,201	$765	$610	$—	$202	$68	$11,377

Loans
Loans individually evaluated for impairment	$8,518	$—	$817	$8,187	$12,329	$6,212	$4,575	$709	$—	$53	$—	$41,400
Loans collectively evaluated for impairment	57,184	8,506	100,704	182,347	335,770	219,707	47,530	75,195	80,282	19,467	10,008	$1,136,700
Total	$65,702	$8,506	$101,521	$190,534	$348,099	$225,919	$52,105	$75,904	$80,282	$19,520	$10,008	$1,178,100

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2016 and other intangible assets by reporting unit at June 30, 2016 and December 31, 2015.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2016	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, June 30, 2016	$1,488	$4,710	$6,198

	Other Intangible Assets
	June 30, 2016			December 31, 2015
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,800	1,800	—	1,700	1,700
Net carrying amount	$—	$1,200	$1,200	$—	$1,300	$1,300

We recorded amortization expense of approximately $100,000 for the six months ended June 30, 2016 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2016 through 2020.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Demand deposits, interest bearing	$205,095	$215,721	$202,957
Savings deposits	306,785	266,825	246,949
Time deposits	463,820	465,153	490,148
Total	$975,700	$947,699	$940,054

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $138.1 million, $126.5 million and $135.3 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2016 is as follows:

Dollars in thousands
Six month period ending December 31, 2016	$114,537
Year ending December 31, 2017	145,412
Year ending December 31, 2018	71,393
Year ending December 31, 2019	44,729
Year ending December 31, 2020	42,003
Thereafter	45,746
Total	$463,820

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2016:

Dollars in thousands	Amount	Percent
Three months or less	$30,202	8.7%
Three through six months	48,430	13.9%
Six through twelve months	70,790	20.3%
Over twelve months	198,840	57.1%
Total	$348,262	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2016		2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$202,100	$3,453	$171,160	$3,439
Average balance outstanding for the period	172,662	3,448	143,781	5,988
Maximum balance outstanding at any month end during period	218,950	3,453	171,160	7,438
Weighted average interest rate for the period	0.59%	0.50%	0.32%	0.25%
Weighted average interest rate for balances
outstanding at June 30	0.58%	0.50%	0.32%	0.25%

	Year Ended December 31, 2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$167,950	$3,444
Average balance outstanding for the period	146,412	4,690
Maximum balance outstanding at any month end during period	171,160	7,438
Weighted average interest rate for the period	0.43%	0.50%
Weighted average interest rate for balances outstanding at December 31	0.35%	0.26%

Long-term borrowings:  Our long-term borrowings of $74.6 million, $75.6 million and $76.5 million at June 30, 2016, December 31, 2015, and June 30, 2015 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at June 30,		Balance at December 31,
Dollars in thousands	2016	2015	2015
Long-term FHLB advances	$820	$925	$873
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	1,805	3,611	2,708
Total	$74,625	$76,536	$75,581

The term loan at June 30, 2016 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2016 was 4.41% compared to 4.34% for the first six months of 2015.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2016, December 31, 2015, and June 30, 2015.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2016	$27,955	$—
	2017	918	—
	2018	45,017	—
	2019	18	—
	2020	19	—
	Thereafter	698	19,589
		$74,625	$19,589

NOTE 11.  SHARE-BASED COMPENSATION

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During second quarter 2015, we granted 166,717 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the first six months of 2016.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2016 and 2015, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first six months of 2016 and 2015 is as follows:

	For the Six Months Ended June 30,
	2016		2015
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	244,147	$14.05	157,170	$20.43
Granted	—	—	166,717	12.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30	244,147	$14.05	323,887	$16.10

Other information regarding awards outstanding and exercisable at June 30, 2016 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	7,750	$3.75	4.68	$107	7,750	$3.75	$107
6.01 - 10.00	12,680	8.71	2.15	111	12,680	8.71	111
10.01 - 17.50	166,717	12.01	8.82	915	33,343	12.01	183
17.51 - 20.00	23,400	17.80	1.51	—	23,400	17.80	—
20.01 - 25.93	33,600	25.93	1.94	—	33,600	25.93	—
	244,147	14.05		$1,133	110,773	16.50	$401

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2016
Commitments to extend credit:
Revolving home equity and credit card lines	$61,678
Construction loans	29,199
Other loans	82,399
Standby letters of credit	2,737
Total	$176,013

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2016, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of June 30, 2016 and December 31, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
CET1 (to risk weighted assets)
Summit	$144,321	11.5%	$87,848	7.0%	$81,573	6.5%
Summit Community	162,700	13.0%	87,608	7.0%	81,350	6.5%
Tier I Capital (to risk weighted assets)
Summit	161,073	12.9%	106,133	8.5%	99,890	8.0%
Summit Community	162,700	13.0%	106,381	8.5%	100,123	8.0%
Total Capital (to risk weighted assets)
Summit	172,450	13.8%	131,212	10.5%	124,964	10.0%
Summit Community	174,077	13.9%	131,497	10.5%	125,235	10.0%
Tier I Capital (to average assets)
Summit	161,073	10.5%	61,361	4.0%	76,701	5.0%
Summit Community	162,700	10.6%	61,396	4.0%	76,745	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
CET1 (to risk weighted assets)
Summit	137,849	11.8%	81,775	7.0%	75,934	6.5%
Summit Community	158,081	13.6%	81,365	7.0%	75,553	6.5%
Tier I Capital (to risk weighted assets)
Summit	156,849	13.4%	99,494	8.5%	93,641	8.0%
Summit Community	158,081	13.6%	98,801	8.5%	92,989	8.0%
Total Capital (to risk weighted assets)
Summit	168,321	14.4%	122,734	10.5%	116,890	10.0%
Summit Community	169,553	14.5%	122,780	10.5%	116,933	10.0%
Tier I Capital (to average assets)
Summit	156,849	10.7%	58,635	4.0%	73,294	5.0%
Summit Community	158,081	10.8%	58,549	4.0%	73,186	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Six Months Ended June 30, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$23,831	$—	$(318)	$—	$23,513
Provision for loan losses	500	—	—	—	500
Net interest income (loss) after provision for loan losses	23,331	—	(318)	—	23,013
Other income	3,617	2,235	777	(777)	5,852
Other expenses	14,487	2,104	1,177	(777)	16,991
Income (loss) before income taxes	12,461	131	(718)	—	11,874
Income tax expense (benefit)	3,741	56	(228)	—	3,569
Net income (loss)	$8,720	$75	$(490)	$—	$8,305
Inter-segment revenue (expense)	$(721)	$(56)	$777	$—	$—
Average assets	$1,542,733	$5,924	$171,455	$(198,995)	$1,521,117

	Six Months Ended June 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$23,392	$—	$(414)	$—	$22,978
Provision for loan losses	750	—	—	—	750
Net interest income (loss) after provision for loan losses	22,642	—	(414)	—	22,228
Other income	3,818	2,181	566	(566)	5,999
Other expenses	13,676	1,928	1,228	(566)	16,266
Income (loss) before income taxes	12,784	253	(1,076)	—	11,961
Income tax expense (benefit)	3,939	100	(372)	—	3,667
Net income (loss)	$8,845	$153	$(704)	$—	$8,294
Inter-segment revenue (expense)	$(523)	$(43)	$566	$—	$—
Average assets	$1,493,162	$5,924	$168,146	$(206,859)	$1,460,373

	Three Months Ended June 30, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$11,893	$—	$(159)	$—	$11,734
Provision for loan losses	250	—	—	—	250
Net interest income (loss) after provision for loan losses	11,643	—	(159)	—	11,484
Other income	1,860	1,185	388	(388)	3,045
Other expenses	7,213	1,048	564	(388)	8,437
Income (loss) before income taxes	6,290	137	(335)	—	6,092
Income tax expense (benefit)	1,898	57	(106)	—	1,849
Net income (loss)	$4,392	$80	$(229)	$—	$4,243
Inter-segment revenue (expense)	$(360)	$(28)	$388	$—	$—
Average assets	$1,558,542	$5,982	$171,881	$(199,285)	$1,537,120

	Three Months Ended June 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$11,641	$—	$(183)	$—	$11,458
Provision for loan losses	500	—	—	—	500
Net interest income (loss) after provision for loan losses	11,141	—	(183)	—	10,958
Other income	1,969	891	283	(283)	2,860
Other expenses	6,820	872	652	(283)	8,061
Income (loss) before income taxes	6,290	19	(552)	—	5,757
Income tax expense (benefit)	1,903	36	(192)	—	1,747
Net income (loss)	$4,387	$(17)	$(360)	$—	$4,010
Inter-segment revenue (expense)	$(268)	$(15)	$283	$—	$—
Average assets	$1,498,161	$5,954	$167,348	$(204,860)	$1,466,603

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges. Under the terms of a $9.95 million notional swap with an effective date of January 15, 2015, we will pay a fixed rate of 4.33% for a 10 year period. Under the terms of a $11.3 million notional swap with an effective date of December 18, 2015, we will pay a fixed rate of 4.30% for a 10 year period.

A summary of our derivative financial instruments as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$8,151	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$21,250	$—	$1,257	$—

	December 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$5,071	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$21,250	$94	$95	$—

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

The ESOP shares as of June 30 as are follows:

ESOP Shares
	At June 30,
	2016	2015
Allocated shares	406,371	366,258
Shares committed to be released	17,786	—
Unallocated shares	164,036	—
Total ESOP shares	588,193	366,258

Market value of unallocated shares (in thousands)	$2,871	$—

NOTE 17. PENDING ACQUISITIONS
On February 29, 2016, we entered into a Definitive Merger Agreement between Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, and Highland County Bankshares, Inc. ("HCB"). Pursuant to the terms of the merger agreement, Summit Community Bank, Inc. will acquire all of the outstanding shares of common stock of HCB in exchange for cash in the amount of $38.00 per share, subject to an adjustment if HCB’s adjusted shareholders’ equity as of the effective date of the merger deviates materially from the target determined by the parties. HCB's assets approximated $123 million at June 30, 2016.
The acquisition has received all necessary regulatory and shareholder approvals and is expected to close on October 1, 2016. Following the consummation of the merger, HCB’s wholly-owned subsidiary First and Citizens Bank will be consolidated with Summit Community Bank.
On June 1, 2016, we entered into a Definitive Merger Agreement between Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, and First Century Bankshares, Inc. ("FCB"). Pursuant to the terms of the merger agreement, Summit Community Bank, Inc. will acquire all of the outstanding shares of common stock of FCB in exchange for cash in the amount of $22.50 per share or 1.2433 shares of Summit common stock. FCB shareholders will have a right to receive cash, Summit's common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 35% cash and 65% stock consideration in the aggregate, subject to an adjustment if FCB’s adjusted shareholders’ equity as of the effective date of the merger deviates materially from the target determined by the parties. FCB's assets approximated $410 million at June 30, 2016.
We anticipate the acquisition will close at the beginning of the year 2017, subject to customary closing conditions, including regulatory approval and approval of FCB's shareholders. Following the consummation of the merger, FCB’s wholly-owned subsidiary First Century Bank will be consolidated with Summit Community Bank.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2015 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets increased by 5.01% for the first six months in 2016 compared to the same period of 2015 while our net interest earnings on a tax equivalent basis increased 2.41%.  Our tax equivalent net interest margin decreased 9 basis points as our yield on interest earning assets declined 7 basis points while our cost of interest bearing funds increased 5 basis points.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2016	2015	2016	2015
Community banking	$4,392	$4,387	$8,720	$8,845
Insurance & financial services	80	(17)	75	153
Parent	(229)	(360)	(490)	(704)
Consolidated net income	$4,243	$4,010	$8,305	$8,294

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

Deferred Income Tax Assets:  At June 30, 2016, we had net deferred tax assets of $11.6 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at June 30, 2016.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the six months ended June 30, 2016 increased to $8.31 million, or $0.78 per diluted share as compared to $8.29 million or $0.78 per diluted share for the same period of 2015. Net income for the quarter ended June 30, 2016 increased to $4.2 million, or $0.40 per diluted share, compared to $4.0 million, or $0.38 per diluted share for the same period of 2015. Earnings for the both the quarter and six months ended June 30, 2016, compared to the same periods of 2015, were positively impacted by increased net interest income, increased realized securities gains, and increased gains on sales of foreclosed properties, while being negatively impacted by higher personnel costs and other noninterest expenses.  Included in earnings for the six months ended June 30, 2016 was $775,000 in realized securities gains, $282,000 in gains on the sales of foreclosed properties, and $369,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first six months of 2016 were 11.29% and 1.09%, respectively, compared with 12.22% and 1.14% for the same period of 2015.

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

Our net interest income on a fully tax-equivalent basis totaled $24.3 million for the six months ended June 30, 2016, or $571,000 or 2.41% more than the $23.7 million for the same period of 2015.  Our tax-equivalent earnings on interest earning assets increased $1,082,000, while the cost of interest bearing liabilities also increased $511,000 (see Table II).

Average interest earning assets increased 5.0% from $1.35 billion during the first six months of 2015 to $1.42 billion for the first six months of 2016, while average interest bearing liabilities increased 3.4% from $1.20 billion at June 30, 2015 to $1.24 billion at June 30, 2016. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in deposits, increased short term borrowings, and growth in equity.

Our consolidated net interest margin decreased to 3.45% for the six months ended June 30, 2016, compared to 3.54% for the same period in 2015, as the yields on earning assets decreased 7 basis points, while the cost of our interest bearing funds increased by 5 basis points.

Assuming no significant change in market interest rates and excluding the impact of pending acquisitions, we anticipate modest growth in our net interest income to continue over the near term due to growth in the volume of interest earning assets, primarily loans, coupled with expected moderate improvement in net interest margin over the same period.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis

	June 30, 2016			June 30, 2015
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,107,801	$26,778	4.86%	$1,040,935	$25,588	4.96%
Tax-exempt (2)	15,189	424	5.61%	12,516	353	5.69%
Securities
Taxable	210,494	2,146	2.05%	213,252	2,368	2.24%
Tax-exempt (2)	75,482	1,873	4.99%	75,744	1,835	4.89%
Federal funds sold and interest bearing deposits with other banks	8,621	7	0.16%	7,504	2	0.05%
Total interest earning assets	1,417,587	31,228	4.43%	1,349,951	30,146	4.50%
Noninterest earning assets
Cash & due from banks	3,757			3,827
Premises and equipment	21,556			20,307
Property held for sale	24,898			35,257
Other assets	64,810			62,197
Allowance for loan losses	(11,491)			(11,166)
Total assets	$1,521,117			$1,460,373
Interest bearing liabilities
Interest bearing demand deposits	$207,487	$162	0.16%	203,237	118	0.12%
Savings deposits	286,399	1,055	0.74%	253,093	857	0.68%
Time deposits	471,470	3,106	1.32%	486,187	3,169	1.31%
Short-term borrowings	176,111	659	0.75%	149,769	238	0.32%
Long-term borrowings and capital trust securities	94,811	1,952	4.14%	103,148	2,041	3.99%
Total interest bearing liabilities	1,236,278	6,934	1.13%	1,195,434	6,423	1.08%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	120,291			114,761
Other liabilities	17,485			14,435
Total liabilities	1,374,054			1,324,630
Shareholders' equity - preferred	—			3,602
Shareholders' equity - common	147,063			132,141
Total liabilities and shareholders' equity	$1,521,117			$1,460,373
Net interest earnings		$24,294			$23,723
Net yield on interest earning assets			3.45%			3.54%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $780,000 and $744,000 for the periods ended June 30, 2016 and 2015, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2016 versus June 30, 2015
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,681	$(491)	$1,190
Tax-exempt	76	(5)	71
Securities
Taxable	(30)	(192)	(222)
Tax-exempt	(5)	43	38
Federal funds sold and interest bearing deposits with other banks	—	5	5
Total interest earned on interest earning assets	1,722	(640)	1,082

Interest paid on:
Interest bearing demand deposits	2	42	44
Savings deposits	120	78	198
Time deposits	(89)	26	(63)
Short-term borrowings	48	373	421
Long-term borrowings and capital trust securities	(166)	77	(89)
Total interest paid on interest bearing liabilities	(85)	596	511

Net interest income	$1,807	$(1,236)	$571

Noninterest Income

Total noninterest income decreased to $5.9 million for the first six months of 2016, compared to $6.0 million for the same period of 2015.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2016	2015	2016	2015
Insurance commissions	$1,090	$1,080	$2,014	$2,208
Service fees related to deposit accounts	1,059	1,072	2,038	2,048
Realized securities gains	383	170	775	650
Bank owned life insurance income	258	261	514	522
Other	255	277	511	571
Total	$3,045	$2,860	$5,852	$5,999

Noninterest Expense

Total noninterest expense increased 4.5% for the six months ended June 30, 2016, as compared to the same period in 2015, with increased gains on sales of foreclosed properties and lower write-downs of foreclosed properties having the largest positive impacts and higher salaries, commissions, and employee benefits having the largest negative impact.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2016	$	%	2015	2016	$	%	2015
Salaries, commissions, and employee benefits	$4,764	$322	7.2%	$4,442	$9,446	$817	9.5%	$8,629
Net occupancy expense	512	23	4.7%	489	1,051	63	6.4%	988
Equipment expense	686	126	22.5%	560	1,342	247	22.6%	1,095
Professional fees	429	57	15.3%	372	901	194	27.4%	707
Amortization of intangibles	50	—	—%	50	100	—	—%	100
FDIC premiums	300	(20)	(6.3)%	320	600	(50)	(7.7)%	650
Merger expense	153	153	n/a	—	265	265	n/a	—
Foreclosed properties expense	93	(65)	(41.1)%	158	217	(149)	(40.7)%	366
(Gain) loss on sales of foreclosed properties	(276)	(379)	(368.0)%	103	(282)	(535)	(211.5)%	253
Write-downs of foreclosed properties	259	99	61.9%	160	369	(363)	(49.6)%	732
Other	1,467	60	4.3%	1,407	2,982	236	8.6%	2,746
Total	$8,437	$376	4.7%	$8,061	$16,991	$725	4.5%	$16,266

Salaries, commissions, and employee benefits: These expenses are 9.5% higher in first six months of 2016 compared to first six months of 2015 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year.

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

We recorded $500,000 and $750,000 provisions for loan losses for the first six months of 2016 and 2015, respectively.  These smaller provisions are a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2015.

Table V - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2016	2015	2015
Accruing loans past due 90 days or more	$—	$8	$9
Nonaccrual loans
Commercial	399	1,065	853
Commercial real estate	5,773	2,421	5,955
Commercial construction and development	—	—	—
Residential construction and development	5,400	5,627	5,623
Residential real estate	3,531	4,433	3,245
Consumer	91	37	83
Total nonaccrual loans	15,194	13,583	15,759
Foreclosed properties
Commercial	—	—	—
Commercial real estate	976	3,279	1,300
Commercial construction and development	8,708	10,179	8,717
Residential construction and development	12,989	15,839	14,069
Residential real estate	752	2,203	1,481
Total foreclosed properties	23,425	31,500	25,567
Repossessed assets	38	55	5
Total nonperforming assets	$38,657	$45,146	$41,340
Total nonperforming loans as a percentage of total loans	1.29%	1.26%	1.45%
Total nonperforming assets as a percentage of total assets	2.47%	3.05%	2.77%
Allowance for loan losses as a percentage of nonperforming loans	74.88%	82.99%	72.75%
Allowance for loan losses as a percentage of period end loans	0.97%	1.05%	1.05%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2016 and 2015.

Table VI - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2016	2015	2016	2015
Beginning balance	$24,684	$34,367	$25,567	$37,529
Acquisitions	134	—	134	713
Improvements	134	7	463	23
Disposals	(1,267)	(2,714)	(2,370)	(6,033)
Writedowns to fair value	(260)	(160)	(369)	(732)
Balance March 31	$23,425	$31,500	$23,425	$31,500

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

At June 30, 2016, December 31, 2015, and June 30, 2015, our allowance for loan losses totaled $11.4 million, or 0.97% of total loans, $11.5 million, or 1.05% of total loans and $11.3 million, or 1.05% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2016, December 31, 2015, and June 30, 2015, we had approximately $23.4 million, $25.6 million and $31.5 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.57 billion at June 30, 2016, compared to $1.49 billion at December 31, 2015, representing a 4.9% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2015 and June 30, 2016.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance June 30,
Dollars in thousands	2015	Amount	Percentage	2016
Assets
Securities available for sale	$280,792	(19,159)	(6.8)%	$261,633
Loans, net	1,079,331	87,392	8.1%	1,166,723
Liabilities
Deposits	$1,066,709	29,836	2.8%	$1,096,545
Short-term borrowings	171,394	34,159	19.9%	205,553
Long-term borrowings	75,581	(956)	(1.3)%	74,625

Loans grew 8.1% during the first six months of 2016 principally as a result of us entering into a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. The outstanding balance of these lines totaled $80.3 million at June 30, 2016. Our loan growth was funded primarily with deposits, short-term borrowings and a reduction of our securities portfolio.

Deposits increased approximately $29.8 million during the first six months of 2016; checking deposits and time deposits decreased approximately $8.8 million and $1.3 million, respectively, while savings deposits increased $40.0 million.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2016 and December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $574 million or 36.66% of total consolidated assets at June 30, 2016.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $562 million.  As of June 30, 2016 and December 31, 2015, these advances totaled approximately $203 million and $169 million, respectively.  At June 30, 2016, we had additional borrowing capacity of $359 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2016 was approximately $91 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2016 totaled $150.7 million compared to $143.7 million at December 31, 2015.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2016.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2016	$27,955	$—	$152
2017	918	—	250
2018	45,017	—	162
2019	18	—	136
2020	19	—	23
Thereafter	698	19,589	—
Total	$74,625	$19,589	$723

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2016 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2016
Commitments to extend credit:
Revolving home equity and credit card lines	$61,678
Construction loans	29,199
Other loans	82,399
Standby letters of credit	2,737
Total	$176,013

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at present is slightly liability sensitive.  The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive.  That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment.  Net income would increase in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2016.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	0.27%	1.37%
Up 200 basis points (1)	-10%	-1.85%	-0.79%
Up 400 basis points (2)	N/A	-0.97%	-2.20%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2016, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2016 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	August 4, 2016

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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