Form 10-Q
period 2016-09-30
SUMMIT FINANCIAL GROUP INC
filed 2016-11-03
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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
Large accelerated filer ☐               Accelerated filer ☑
Non-accelerated filer ☐                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common Stock, $2.50 par value
10,704,441 shares outstanding as of November 1, 2016

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	57

SIGNATURES		58

EXHIBIT INDEX		59

Consolidated Balance Sheets (unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$25,067	$3,625	$4,232
Interest bearing deposits with other banks	9,432	5,862	8,057
Cash and cash equivalents	34,499	9,487	12,289
Securities available for sale	262,102	280,792	272,127
Other investments	13,182	8,949	7,016
Loans held for sale, net	—	779	83
Loans, net	1,234,605	1,079,331	1,062,348
Property held for sale	24,767	25,567	29,713
Premises and equipment, net	21,802	21,572	20,457
Accrued interest receivable	5,470	5,544	5,295
Intangible assets	7,348	7,498	7,548
Cash surrender value of life insurance policies	38,504	37,732	37,481
Other assets	15,357	15,178	14,947
Total assets	$1,657,636	$1,492,429	$1,469,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$122,652	$119,010	$118,887
Interest bearing	1,034,132	947,699	953,204
Total deposits	1,156,784	1,066,709	1,072,091
Short-term borrowings	234,657	171,394	145,291
Long-term borrowings	74,146	75,581	76,059
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	18,640	15,412	15,985
Total liabilities	1,503,816	1,348,685	1,329,015

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 10,857,801 shares 2016, 10,853,566 shares December 2015 and 10,844,912 shares September 2015; outstanding: 10,701,841 shares 2016, 10,671,744 shares December 2015 and 10,658,199 shares September 2015	46,114	45,741	45,612
Unallocated common stock held by Employee Stock Ownership Plan - 2016 - 155,960 shares, December 2015 - 181,822 shares and September 2015 - 186,713 shares	(1,684)	(1,964)	(2,017)
Retained earnings	109,808	100,423	97,129
Accumulated other comprehensive income	(418)	(456)	(435)
Total shareholders' equity	153,820	143,744	140,289

Total liabilities and shareholders' equity	$1,657,636	$1,492,429	$1,469,304

(*) - December 31, 2015 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2016	2015	2016	2015
Interest income
Interest and fees on loans
Taxable	$14,009	$12,855	$40,788	$38,443
Tax-exempt	133	128	412	361
Interest and dividends on securities
Taxable	1,138	933	3,284	3,302
Tax-exempt	621	610	1,857	1,821
Interest on interest bearing deposits with other banks	5	5	13	6
Total interest income	15,906	14,531	46,354	43,933
Interest expense
Interest on deposits	2,209	2,106	6,533	6,251
Interest on short-term borrowings	675	130	1,334	369
Interest on long-term borrowings and subordinated debentures	985	990	2,937	3,030
Total interest expense	3,869	3,226	10,804	9,650
Net interest income	12,037	11,305	35,550	34,283
Provision for loan losses	—	250	500	1,000
Net interest income after provision for loan losses	12,037	11,055	35,050	33,283
Other income
Insurance commissions	1,016	983	3,030	3,191
Service fees related to deposit accounts	1,138	1,111	3,175	3,159
Realized securities gains	61	373	836	1,023
Bank owned life insurance income	258	259	772	782
Other	276	267	788	837
Total other income	2,749	2,993	8,601	8,992
Other expense
Salaries, commissions, and employee benefits	4,819	4,479	14,265	13,108
Net occupancy expense	525	496	1,576	1,483
Equipment expense	716	582	2,059	1,677
Professional fees	270	402	1,171	1,109
Amortization of intangibles	50	50	150	150
FDIC premiums	200	300	800	950
Merger expense	80	—	345	—
Foreclosed properties expense	100	168	317	534
(Gain) loss on sales of foreclosed properties	(169)	35	(451)	288
Write-downs of foreclosed properties	134	1,046	503	1,779
Other	1,694	1,314	4,675	4,060
Total other expense	8,419	8,872	25,410	25,138
Income before income taxes	6,367	5,176	18,241	17,137
Income tax expense	2,086	1,515	5,655	5,181
Net Income	$4,281	$3,661	$12,586	$11,956

Basic earnings per common share	$0.40	$0.34	$1.18	$1.19
Diluted earnings per common share	$0.40	$0.34	$1.18	$1.12

See Notes to Consolidated Financial Statements

Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2016	2015
Net income	$4,281	$3,661
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2016 - $965, net of deferred taxes of $357; 2015 - ($2,033), net of deferred taxes of ($752)	608	(1,281)
Net unrealized gain (loss) on available for sale debt securities of: 2016 - ($1,437), net of deferred taxes of ($532) and reclassification adjustment for net realized gains included in net income of $61; 2015 - $1,041, net of deferred taxes of $385 and reclassification adjustment for net realized gains included in net income of $373	(905)	656
Total comprehensive income	$3,984	$3,036

	For the Nine Months Ended September 30,
Dollars in thousands	2016	2015
Net income	$12,586	$11,956
Other comprehensive income (loss):
Net unrealized loss on cashflow hedge of: 2016 - ($2,114), net of deferred taxes of ($782); 2015 - ($3,063), net of deferred taxes of ($1,133)	(1,332)	(1,930)
Net unrealized gain (loss) on available for sale debt securities of: 2016 - $2,175, net of deferred taxes of $805 and reclassification adjustment for net realized gains included in net income of $836; 2015 - ($916), net of deferred taxes of ($339) and reclassification adjustment for net realized gains included in net income of $1,023	1,370	(577)
Total comprehensive income	$12,624	$9,449

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance, December 31, 2015	$—	$—	$45,741	$(1,964)	$100,423	$(456)	$143,744

Nine Months Ended September 30, 2016
Comprehensive income:
Net income	—	—	—	—	12,586	—	12,586
Other comprehensive income	—	—	—	—	—	38	38
Total comprehensive income							12,624
Stock compensation expense	—	—	150	—	—	—	150
Unallocated ESOP shares committed to be released - 25,862 shares	—	—	148	280	—	—	428
Common stock issuances from reinvested dividends	—	—	75	—	(75)	—	—
Common stock cash dividends declared ($0.30 per share)	—	—	—	—	(3,126)	—	(3,126)
Balance, September 30, 2016	$—	$—	$46,114	$(1,684)	$109,808	$(418)	$153,820

Balance, December 31, 2014	$3,419	$5,764	$32,670	$—	$87,719	$2,072	$131,644

Nine Months Ended September 30, 2015
Comprehensive income:
Net income	—	—	—	—	11,956	—	11,956
Other comprehensive loss	—	—	—	—	—	(2,507)	(2,507)
Total comprehensive income							9,449
Stock compensation expense	—	—	100	—	—	—	100
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,404	—	—	—	(15)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,748	—	—	—	(16)
Issuance of 497,571 shares of common stock	—	—	4,747	—	—	—	4,747
Purchase of unallocated common stock of 208,333 held by ESOP	—	—	—	(2,250)	—	—	(2,250)
Unallocated ESOP shares committed to be released - 21,620 shares	—	—	23	233	—	—	256
Repurchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.24 per share)	—	—	—	—	(2,546)	—	(2,546)
Balance, September 30, 2015	$—	$—	$45,612	$(2,017)	$97,129	$(435)	$140,289

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$12,586	$11,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	884	790
Provision for loan losses	500	1,000
Stock compensation expense	150	101
Deferred income tax expense (benefit)	(235)	97
Loans originated for sale	(7,068)	(2,997)
Proceeds from loans sold	7,847	3,441
Securities gains	(836)	(1,023)
(Gain) loss on disposal of assets	(480)	290
Write-downs of foreclosed properties	503	1,779
Amortization of securities premiums (accretion of discounts), net	3,338	3,952
Amortization of intangibles, net	150	159
Decrease in accrued interest receivable	75	543
Increase in cash surrender value of bank owned life insurance	(772)	(781)
Increase in other assets	(762)	(564)
Increase in other liabilities	673	239
Net cash provided by operating activities	16,553	18,982
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	630	1,743
Proceeds from sales of securities available for sale	63,641	54,080
Principal payments received on securities available for sale	27,696	30,884
Purchases of securities available for sale	(73,595)	(79,844)
Purchases of other investments	(15,389)	(6,528)
Proceeds from sales & redemptions of other investments	10,942	5,695
Net loans made to customers	(156,744)	(45,882)
Purchases of premises and equipment	(1,199)	(1,187)
Proceeds from disposal of premises and equipment	43	—
Proceeds from sales of other repossessed assets & property held for sale	3,659	8,984
Net cash (used in) investing activities	(140,316)	(32,055)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	54,831	22,248
Net increase (decrease) in time deposits	35,244	(11,502)
Net increase in short-term borrowings	63,263	21,658
Repayment of long-term borrowings	(1,435)	(1,431)
Repayment of subordinated debt	—	(16,800)
Net proceeds from issuance of common stock	—	4,704
Retirement of common stock	—	(1,080)
Purchase of unallocated common stock held by ESOP	—	(2,250)
Dividends paid on common stock	(3,128)	(2,504)
Dividends paid on preferred stock	—	(191)
Net cash provided by financing activities	148,775	12,852
Increase (decrease) in cash and cash equivalents	25,012	(221)
Cash and cash equivalents:
Beginning	9,487	12,510
Ending	$34,499	$12,289

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2016	September 30, 2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,889	$9,693
Income taxes	$5,768	$5,345

Supplemental Schedule of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$2,053	$2,404

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

The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2015 audited financial statements and Annual Report on Form 10-K.  Certain accounts in the consolidated financial statements for December 31, 2015 and September 30, 2015, as previously presented, have been reclassified to conform to current year classifications.

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

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016‑16, Intra-Entity Transfers of Assets Other Than Inventory requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. We are evaluating the impact of the adoption of ASU 2016‑16 on January 1, 2018 to our consolidated financial statements.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,692	$—	$15,692	$—
Mortgage backed securities:
Government sponsored agencies	135,205	—	135,205	—
Nongovernment sponsored entities	5,401	—	5,401	—
State and political subdivisions	250	—	250	—
Corporate debt securities	19,903	—	8,597	11,306
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	85,574	—	85,574	—
Total available for sale securities	$262,102	$—	$250,796	$11,306

Derivative financial liabilities
Interest rate swaps	$8,270	$—	$8,270	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$21,475	$—	$21,475	$—
Mortgage backed securities:
Government sponsored agencies	146,734	—	146,734	—
Nongovernment sponsored entities	7,885	—	7,885	—
State and political subdivisions	1,953	—	1,953	—
Corporate debt securities	14,226	—	8,367	5,859
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	88,442	—	88,442	—
Total available for sale securities	$280,792	$—	$274,933	$5,859

Derivative financial liabilities
Interest rate swaps	$5,072	$—	$5,072	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Construction and development	648	—	648	—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$778	$—	$778	$—

Foreclosed properties
Commercial real estate	$976	$—	$976	$—
Construction and development	19,933	—	19,933	—
Residential real estate	279	—	279	—
Total foreclosed properties	$21,188	$—	$21,188	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$779	$—	$779	$—

Collateral-dependent impaired loans
Commercial	$—	—	$—	$—
Commercial real estate	627	—	—	627
Construction and development	1,054	—	—	1,054
Residential real estate	279	—	279	—
Total collateral-dependent impaired loans	$1,960	$—	$279	$1,681

Foreclosed properties
Commercial real estate	$1,103	$—	$1,103	$—
Construction and development	18,477	—	18,419	58
Residential real estate	314	—	314	—
Total foreclosed properties	$19,894	$—	$19,836	$58

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2016		December 31, 2015
Dollars in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$34,499	$34,499	$9,487	$9,487
Securities available for sale	262,102	262,102	280,792	280,792
Other investments	13,182	13,182	8,949	8,949
Loans held for sale, net	—	—	779	779
Loans, net	1,234,605	1,251,189	1,079,331	1,084,955
Accrued interest receivable	5,470	5,470	5,544	5,544
	$1,549,858	$1,566,442	$1,384,882	$1,390,506
Financial liabilities
Deposits	$1,156,784	$1,168,549	$1,066,709	$1,077,510
Short-term borrowings	234,657	234,657	171,394	171,394
Long-term borrowings	74,146	77,670	75,581	80,506
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589	19,589
Accrued interest payable	741	741	826	826
Derivative financial liabilities	8,270	8,270	5,072	5,072
	$1,494,187	$1,509,476	$1,339,171	$1,354,897

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2016			2015
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,281			$3,661

Basic EPS	$4,281	10,692,423	$0.40	$3,661	10,703,526	$0.34

Effect of dilutive securities:
Stock options		12,865			8,677
Stock appreciation rights		21,851			—

Diluted EPS	$4,281	10,727,139	$0.40	$3,661	10,712,203	$0.34

	For the Nine Months Ended September 30,
	2016			2015
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$12,586			$11,956

Basic EPS	$12,586	10,682,129	$1.18	$11,956	10,069,374	$1.19

Effect of dilutive securities:
Stock options		8,774			8,608
Stock appreciation rights		1,443			—
Series 2011 convertible preferred stock	—	—		—	381,859
Series 2009 convertible preferred stock	—	—		—	168,298

Diluted EPS	$12,586	10,692,346	$1.18	$11,956	10,628,139	$1.12

Stock option and stock appreciation right (SAR) grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarter and nine months ended September 30, 2016 were 33,600 shares and 57,000 shares respectively, and totaled 128,900 shares for both the quarter and nine months ended September 30, 2015. Our anti-dilutive SARs for both the three and nine months ended September 30, 2015 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2016, December 31, 2015, and September 30, 2015 are summarized as follows:

	September 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,818	$921	$47	$15,692
Residential mortgage-backed securities:
Government-sponsored agencies	132,913	2,556	264	135,205
Nongovernment-sponsored entities	5,382	48	29	5,401
State and political subdivisions
Water and sewer revenues	250	—	—	250
Corporate debt securities	20,003	49	149	19,903
Total taxable debt securities	173,366	3,574	489	176,451
Tax-exempt debt securities
State and political subdivisions
General obligations	47,014	2,221	115	49,120
Water and sewer revenues	7,980	265	11	8,234
Lease revenues	7,392	321	38	7,675
Sales tax revenues	2,880	124	—	3,004
Other revenues	16,869	701	29	17,541
Total tax-exempt debt securities	82,135	3,632	193	85,574
Equity securities	77	—	—	77
Total available for sale securities	$255,578	$7,206	$682	$262,102

	December 31, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,461	$1,063	$49	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	145,586	1,943	795	146,734
Nongovernment-sponsored entities	7,836	82	33	7,885
State and political subdivisions
Water and sewer revenues	250	—	—	250
Other revenues	1,729	—	26	1,703
Corporate debt securities	14,494	—	268	14,226
Total taxable debt securities	190,356	3,088	1,171	192,273
Tax-exempt debt securities
State and political subdivisions
General obligations	52,490	1,767	41	54,216
Water and sewer revenues	7,614	172	—	7,786
Lease revenues	8,671	187	1	8,857
Special tax revenues	4,532	72	—	4,604
Other revenues	12,703	290	14	12,979
Total tax-exempt debt securities	86,010	2,488	56	88,442
Equity securities	77	—	—	77
Total available for sale securities	$276,443	$5,576	$1,227	$280,792

	September 30, 2015
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$26,816	$1,275	$37	$28,054
Residential mortgage-backed securities:
Government-sponsored agencies	141,116	2,854	406	143,564
Nongovernment-sponsored agencies	8,641	96	36	8,701
State and political subdivisions:
Water and sewer revenues	500	1	—	501
Lottery/casino revenues	1,214	—	29	1,185
Other revenues	1,733	7	—	1,740
Corporate debt securities	10,796	17	144	10,669
Total taxable debt securities	190,816	4,250	652	194,414
Tax-exempt debt securities:
State and political subdivisions:
General obligations	47,618	1,638	197	49,059
Water and sewer revenues	8,954	94	9	9,039
Lease revenues	3,982	34	9	4,007
Special tax revenues	4,540	46	55	4,531
Lottery/casino revenues	3,629	11	44	3,596
Other revenues	7,223	185	4	7,404
Total tax-exempt debt securities	75,946	2,008	318	77,636
Equity securities	77	—	—	77
Total available for sale securities	$266,839	$6,258	$970	$272,127

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Michigan	14,237	462	31	14,668
Illinois	10,167	587	2	10,752
West Virginia	8,725	157	7	8,875
Texas	8,197	371	20	8,548
Indiana	5,852	252	39	6,065

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

The maturities, amortized cost and estimated fair values of securities at September 30, 2016, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$53,078	$54,009
Due from one to five years	86,572	88,289
Due from five to ten years	18,245	18,713
Due after ten years	97,606	101,014
Equity securities	77	77
	$255,578	$262,102

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
Securities available for sale	$63,641	$630	$27,696	$1,117	$281

We held 48 available for sale securities having an unrealized loss at September 30, 2016.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$855	$(5)	$2,734	$(42)	$3,589	$(47)
Residential mortgage-backed securities:
Government-sponsored agencies	22,900	(149)	8,853	(115)	31,753	(264)
Nongovernment-sponsored entities	—	—	3,405	(29)	3,405	(29)
Corporate debt securities	1,701	(49)	5,952	(100)	7,653	(149)
Tax-exempt debt securities
State and political subdivisions:
General obligations	8,399	(115)	—	—	8,399	(115)
Water and sewer revenues	824	(11)	—	—	824	(11)
Lease revenues	1,104	(38)	—	—	1,104	(38)
Other revenues	2,396	(29)	—	—	2,396	(29)
Total temporarily impaired securities	38,179	(396)	20,944	(286)	59,123	(682)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$38,179	$(396)	$20,944	$(286)	$59,123	$(682)

	December 31, 2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$2,104	$(2)	$3,151	$(47)	$5,255	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	52,970	(569)	8,672	(226)	61,642	(795)
Nongovernment-sponsored entities	2,298	—	2,819	(33)	5,117	(33)
State and political subdivisions:
Other revenues	1,702	(26)	—	—	1,702	(26)
Corporate debt securities	8,367	(268)	—	—	8,367	(268)
Tax-exempt debt securities
State and political subdivisions:
General obligations	5,977	(41)	—	—	5,977	(41)
Lease revenues	576	(1)	—	—	576	(1)
Other revenues	1,218	(14)	—	—	1,218	(14)
Total temporarily impaired securities	75,212	(921)	14,642	(306)	89,854	(1,227)
Total other-than-temporarily
impaired securities	—	—	—	—	—	—
Total	$75,212	$(921)	$14,642	$(306)	$89,854	$(1,227)

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

Loans are summarized as follows:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Commercial	$110,466	$97,201	$89,250
Commercial real estate
Owner-occupied	192,254	203,555	199,068
Non-owner occupied	367,196	337,294	336,550
Construction and development
Land and land development	65,430	65,500	66,164
Construction	11,276	9,970	8,419
Residential real estate
Non-jumbo	228,777	221,750	222,739
Jumbo	57,276	50,313	46,092
Home equity	75,161	74,300	73,652
Mortgage warehouse lines	108,983	—	—
Consumer	19,756	19,251	19,124
Other	9,649	11,669	12,518
Total loans, net of unearned fees	1,246,224	1,090,803	1,073,576
Less allowance for loan losses	11,619	11,472	11,228
Loans, net	$1,234,605	$1,079,331	$1,062,348

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2016 and 2015 and December 31, 2015.

	At September 30, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$301	$138	$602	$1,041	$109,425	$—
Commercial real estate
Owner-occupied	251	—	505	756	191,498	—
Non-owner occupied	311	78	—	389	366,807	—
Construction and development
Land and land development	238	—	3,731	3,969	61,461	—
Construction	—	—	—	—	11,276	—
Residential mortgage
Non-jumbo	1,932	1,488	2,762	6,182	222,595	—
Jumbo	—	—	—	—	57,276	—
Home equity	—	136	318	454	74,707	—
Mortgage warehouse lines	—	—	—	—	108,983	—
Consumer	135	44	148	327	19,429	21
Other	—	—	—	—	9,649	—
Total	$3,168	$1,884	$8,066	$13,118	$1,233,106	$21

	At December 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$345	$26	$632	$1,003	$96,198	$—
Commercial real estate
Owner-occupied	158	386	437	981	202,574	—
Non-owner occupied	1	—	856	857	336,437	—
Construction and development
Land and land development	1,182	194	4,547	5,923	59,577	—
Construction	—	—	—	—	9,970	—
Residential mortgage
Non-jumbo	2,276	2,647	1,591	6,514	215,236	—
Jumbo	—	—	—	—	50,313	—
Home equity	374	172	100	646	73,654	—
Consumer	155	41	92	288	18,963	9
Other	—	—	—	—	11,669	—
Total	$4,491	$3,466	$8,255	$16,212	$1,074,591	$9

	At September 30, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$42	$41	$623	$706	$88,544	$—
Commercial real estate
Owner-occupied	961	—	436	1,397	197,671	—
Non-owner occupied	309	657	188	1,154	335,396	—
Construction and development
Land and land development	39	—	4,538	4,577	61,587	—
Construction	—	—	—	—	8,419	—
Residential mortgage
Non-jumbo	3,239	1,108	2,065	6,412	216,327	—
Jumbo	—	—	—	—	46,092	—
Home equity	165	209	27	401	73,251	—
Consumer	169	77	42	288	18,836	8
Other	—	—	—	—	12,518	—
Total	$4,924	$2,092	$7,919	$14,935	$1,058,641	$8

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2016, December 31, 2015 and September 30, 2015.

	September 30,		December 31,
Dollars in thousands	2016	2015	2015
Commercial	$846	$884	$853
Commercial real estate
Owner-occupied	505	437	437
Non-owner occupied	4,362	4,858	5,518
Construction and development
Land & land development	4,360	5,346	5,623
Construction	—	—	—
Residential mortgage
Non-jumbo	3,680	3,689	2,987
Jumbo	—	—	—
Home equity	494	191	258
Mortgage warehouse lines	—	—	—
Consumer	148	44	83
Total	$14,395	$15,449	$15,759

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

The table below sets forth information about our impaired loans.

Method Used to Measure Impairment of Impaired Loans
Dollars in thousands
	September 30,		December 31,	Method used to measure impairment
Loan Category	2016	2015	2015
Commercial	$650	$41	$41	Fair value of collateral
	159	269	201	Discounted cash flow
Commercial real estate
Owner-occupied	318	795	783	Fair value of collateral
	7,095	7,646	7,616	Discounted cash flow
Non-owner occupied	4,596	5,924	5,728	Fair value of collateral
	7,121	7,775	7,722	Discounted cash flow
Construction and development
Land & land development	5,191	10,047	6,597	Fair value of collateral
	2,131	2,257	2,177	Discounted cash flow
Residential mortgage
Non-jumbo	1,732	1,730	1,753	Fair value of collateral
	4,748	4,375	4,378	Discounted cash flow
Jumbo	3,682	3,792	3,869	Fair value of collateral
	859	876	871	Discounted cash flow
Home equity	190	186	186	Fair value of collateral
	523	523	523	Discounted cash flow
Consumer	—	2	—	Fair value of collateral
	48	68	68	Discounted cash flow
Total	$39,043	$46,306	$42,513

The following tables present loans individually evaluated for impairment at September 30, 2016, December 31, 2015 and September 30, 2015.

	September 30, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$791	$790	$—	$400	$9
Commercial real estate
Owner-occupied	4,914	4,914	—	4,932	188
Non-owner occupied	10,394	10,396	—	10,831	456
Construction and development
Land & land development	6,181	6,181	—	6,207	104
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,852	3,861	—	3,732	170
Jumbo	3,683	3,682	—	3,711	176
Home equity	713	713	—	710	21
Mortgage warehouse lines	—	—	—	—	—
Consumer	48	48	—	52	5
Total without a related allowance	$30,576	$30,585	$—	$30,575	$1,129

With a related allowance
Commercial	$19	$19	$19	$6	$—
Commercial real estate
Owner-occupied	2,499	2,499	12	2,491	112
Non-owner occupied	1,321	1,321	132	1,332	43
Construction and development
Land & land development	1,140	1,141	492	1,155	58
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,617	2,619	216	2,329	103
Jumbo	859	859	25	864	43
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,455	$8,458	$896	$8,177	$359

Total
Commercial	$27,259	$27,261	$655	$27,354	$970
Residential real estate	11,724	11,734	241	11,346	513
Consumer	48	48	—	52	5
Total	$39,031	$39,043	$896	$38,752	$1,488

	December 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$242	$242	$—	$319	$17
Commercial real estate
Owner-occupied	5,401	5,402	—	5,438	191
Non-owner occupied	10,740	10,741	—	9,982	310
Construction and development
Land & land development	7,635	7,635	—	9,497	263
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,590	3,600	—	3,316	160
Jumbo	3,871	3,869	—	4,412	181
Home equity	709	709	—	709	32
Consumer	68	68	—	72	6
Total without a related allowance	$32,256	$32,266	$—	$33,745	$1,160

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,997	2,997	45	3,003	135
Non-owner occupied	2,709	2,709	386	2,728	72
Construction and development
Land & land development	1,139	1,139	85	1,154	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,530	2,531	226	2,552	114
Jumbo	871	871	34	878	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,246	$10,247	$776	$10,315	$364

Total
Commercial	$30,863	$30,865	$516	$32,121	$988
Residential real estate	11,571	11,580	260	11,867	530
Consumer	68	68	—	72	6
Total	$42,502	$42,513	$776	$44,060	$1,524

	September 30, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$310	$310	$—	$345	$63
Commercial real estate
Owner-occupied	5,420	5,421	—	5,450	586
Non-owner occupied	11,635	11,636	—	10,362	988
Construction and development
Land & land development	12,136	12,304	—	11,282	908
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,399	3,408	—	3,930	462
Jumbo	3,794	3,792	—	3,820	554
Home equity	710	709	—	709	93
Consumer	70	70	—	75	21
Total without a related allowance	$37,474	$37,650	$—	$35,973	$3,675

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	3,019	3,020	46	3,005	409
Non-owner occupied	2,063	2,063	190	2,074	244
Construction and development
Land & land development	—	—	—	—	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,695	2,697	251	2,714	348
Jumbo	876	876	37	880	134
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,653	$8,656	$524	$8,673	$1,135

Total
Commercial	$34,583	$34,754	$236	$32,518	$3,198
Residential real estate	11,474	11,482	288	12,053	1,591
Consumer	70	70	—	75	21
Total	$46,127	$46,306	$524	$44,646	$4,810

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $29.2 million, of which $28.5 million were current with respect to restructured contractual payments at September 30, 2016, and $30.5 million, of which $28.9 million were current with respect to restructured contractual payments at December 31, 2015.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2016 and September 30, 2015 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction and development
Land & land development	—	—	—	1	1,182	1,182
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	1	307	307	—	—	—
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$307	$307	1	$1,182	$1,182

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction and development
Land & land development	—	—	—	1	1,182	1,182
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	4	702	702	—	—	—
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	1	2	2	—	—	—
Total	5	$704	$704	1	$1,182	$1,182

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	—	—	—	—
Construction	—	—	—	—
Residential real estate
Non-jumbo	3	452	3	452
Jumbo	—	—	—	—
Home equity	—	—	—	—
Mortgage warehouse lines	—	—	—	—
Consumer	1	2	1	2
Total	4	$454	4	$454

The following table details the activity regarding TDRs by loan type for the three months and nine months ended September 30, 2016, and the related allowance on TDRs.

For the Three Months Ended September 30, 2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance July 1, 2016	$3,956	$—	$198	$9,118	$6,001	$5,457	$4,575	$523	$—	$54	$—	$29,882
Additions	—	—	—	—	—	303	—	—	—	—	—	303
Charge-offs	—	—	—	(2)	—	—	—	—	—	—	—	(2)
Net (paydowns) advances	(57)	—	(7)	(381)	(504)	(44)	(34)	—	—	(6)	—	(1,033)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2016	$3,899	$—	$191	$8,735	$5,497	$5,716	$4,541	$523	$—	$48	$—	$29,150

Allowance related to troubled debt restructurings	$492	$—	$—	$144	$—	$216	$25	$—	$—	$—	$—	$877

For the Nine Months Ended September 30, 2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2016	$4,188	$—	$242	$9,314	$6,059	$5,496	$4,634	$523	$—	$68	$—	$30,524
Additions	—	—	—	—	—	698	—	—	—	1	—	699
Charge-offs	—	—	—	(128)	—	(52)	—	—	—	—	—	(180)
Net (paydowns) advances	(289)	—	(51)	(451)	(562)	(426)	(93)	—	—	(21)	—	(1,893)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2016	$3,899	$—	$191	$8,735	$5,497	$5,716	$4,541	$523	$—	$48	$—	$29,150

Allowance related to troubled debt restructurings	$492	$—	$—	$144	$—	$216	$25	$—	$—	$—	$—	$877

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015
Pass	$58,169	$57,155	$11,276	$9,970	$108,563	$95,174	$190,854	$202,226	$361,531	$329,861	$108,983	$—
OLEM (Special Mention)	1,737	1,598	—	—	1,142	1,295	576	546	958	1,602	—	—
Substandard	5,524	6,747	—	—	761	732	824	783	4,707	5,831	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$65,430	$65,500	$11,276	$9,970	$110,466	$97,201	$192,254	$203,555	$367,196	$337,294	$108,983	$—

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	9/30/2016	12/31/2015	9/30/2015	9/30/2016	12/31/2015	9/30/2015
Residential real estate
Non-jumbo	$225,097	$218,763	$219,050	$3,680	$2,987	$3,689
Jumbo	57,276	50,313	46,092	—	—	—
Home Equity	74,667	74,042	73,461	494	258	191
Consumer	19,574	19,149	19,071	182	102	53
Other	9,649	11,669	12,518	—	—	—
Total	$386,263	$373,936	$370,192	$4,356	$3,347	$3,933

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

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2016 and 2015, and for the year ended December 31, 2015 is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
Dollars in thousands	2016	2015	2015
Balance, beginning of year	$11,472	$11,167	$11,167
Losses:
Commercial	379	77	77
Commercial real estate
Owner occupied	179	559	559
Non-owner occupied	122	178	178
Construction and development
Land and land development	50	457	457
Construction	—	—	—
Residential real estate
Non-jumbo	119	316	417
Jumbo	—	206	208
Home equity	117	76	76
Mortgage warehouse lines	—	—	—
Consumer	61	62	69
Other	128	88	110
Total	1,155	2,019	2,151
Recoveries:
Commercial	69	6	10
Commercial real estate
Owner occupied	25	282	290
Non-owner occupied	13	6	13
Construction and development
Land and land development	514	454	456
Construction	—	—	—
Real estate - mortgage
Non-jumbo	58	90	107
Jumbo	6	96	96
Home equity	3	3	3
Mortgage warehouse lines	—	—	—
Consumer	55	88	105
Other	59	55	126
Total	802	1,080	1,206
Net losses	353	939	945
Provision for loan losses	500	1,000	1,250
Balance, end of period	$11,619	$11,228	$11,472

Activity in the allowance for loan losses by loan class during the first nine months of 2016 is as follows:

	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Allowance for loan losses
Beginning balance	$2,852	$15	$780	$1,589	$2,977	$1,253	$1,593	$253	$—	$60	$100	$11,472
Charge-offs	50	—	379	179	122	119	—	117	—	61	128	1,155
Recoveries	514	—	69	25	13	58	6	3	—	55	59	802
Provision	(1,814)	9	734	543	1,097	694	(1,157)	267	—	37	90	500
Ending balance	$1,502	$24	$1,204	$1,978	$3,965	$1,886	$442	$406	$—	$91	$121	$11,619

Allowance related to:
Loans individually evaluated for impairment	$493	$—	$19	$12	$132	$216	$25	$—	$—	$—	$—	$897
Loans collectively evaluated for impairment	1,009	24	1,185	1,966	3,833	1,670	417	406	—	91	121	10,722
Total	$1,502	$24	$1,204	$1,978	$3,965	$1,886	$442	$406	$—	$91	$121	$11,619

Loans
Loans individually evaluated for impairment	$7,322	$—	$809	$7,413	$11,717	$6,480	$4,541	$713	$—	$48	$—	$39,043
Loans collectively evaluated for impairment	58,108	11,276	109,657	184,841	355,479	222,297	52,735	74,448	108,983	19,708	9,649	1,207,181
Total	$65,430	$11,276	$110,466	$192,254	$367,196	$228,777	$57,276	$75,161	$108,983	$19,756	$9,649	$1,246,224

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at September 30, 2016 and other intangible assets by reporting unit at September 30, 2016 and December 31, 2015.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2016	$1,488	$4,710	$6,198
Acquired goodwill, net	—	—	—
Balance, September 30, 2016	$1,488	$4,710	$6,198

	Other Intangible Assets
	September 30, 2016			December 31, 2015
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$2,268	$—	$2,268	$2,268	$—	$2,268
Less: accumulated amortization	2,268	—	2,268	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$—	$3,000	$3,000	$—	$3,000	$3,000
Less: accumulated amortization	—	1,850	1,850	—	1,700	1,700
Net carrying amount	$—	$1,150	$1,150	$—	$1,300	$1,300

We recorded amortization expense of approximately $150,000 for the nine months ended September 30, 2016 relative to our other intangible assets.  Annual amortization is expected to approximate $200,000 for each of the years ending 2016 through 2020.

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Demand deposits, interest bearing	$212,172	$215,721	$217,242
Savings deposits	321,563	266,825	259,185
Time deposits	500,397	465,153	476,777
Total	$1,034,132	$947,699	$953,204

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $178.9 million, $126.5 million and $132.0 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2016 is as follows:

Dollars in thousands
Three month period ending December 31, 2016	$68,598
Year ending December 31, 2017	200,514
Year ending December 31, 2018	85,847
Year ending December 31, 2019	50,217
Year ending December 31, 2020	41,697
Thereafter	53,524
Total	$500,397

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2016:

Dollars in thousands	Amount	Percent
Three months or less	$49,747	12.8%
Three through six months	42,758	11.0%
Six through twelve months	85,427	22.0%
Over twelve months	210,358	54.2%
Total	$388,290	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2016		2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$231,200	$3,457	$141,850	$3,441
Average balance outstanding for the period	177,239	3,455	144,073	5,104
Maximum balance outstanding at any month end during period	231,200	3,457	171,160	7,438
Weighted average interest rate for the period	0.54%	0.50%	0.42%	0.25%
Weighted average interest rate for balances
outstanding at September 30	0.59%	0.50%	0.33%	0.25%

	Year Ended December 31, 2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$167,950	$3,444
Average balance outstanding for the period	146,412	4,690
Maximum balance outstanding at any month end during period	171,160	7,438
Weighted average interest rate for the period	0.43%	0.50%
Weighted average interest rate for balances outstanding at December 31	0.35%	0.26%

Long-term borrowings:  Our long-term borrowings of $74.1 million, $75.6 million and $76.1 million at September 30, 2016, December 31, 2015, and September 30, 2015 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured reverse repurchase agreements with two unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at September 30,		Balance at December 31,
Dollars in thousands	2016	2015	2015
Long-term FHLB advances	$792	$900	$873
Long-term reverse repurchase agreements	72,000	72,000	72,000
Term loan	1,354	3,159	2,708
Total	$74,146	$76,059	$75,581

The term loan at September 30, 2016 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2016 was 4.43% compared to 4.37% for the first nine months of 2015.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2016, December 31, 2015, and September 30, 2015.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2016	$27,476	$—
	2017	918	—
	2018	45,017	—
	2019	18	—
	2020	19	—
	Thereafter	698	19,589
		$74,146	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During second quarter 2015, we granted 166,717 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the first nine months of 2016.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2016 and 2015, our stock compensation expense and related deferred taxes were insignificant.

A summary of activity in our Plans during the first nine months of 2016 and 2015 is as follows:

	For the Nine Months Ended September 30,
	2016		2015
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	244,147	$14.05	157,170	$20.43
Granted	—	—	166,717	12.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, September 30	244,147	$14.05	323,887	$16.10

Other information regarding awards outstanding and exercisable at September 30, 2016 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	7,750	$3.75	4.43	$119	7,750	$3.75	$119
6.01 - 10.00	12,680	8.71	1.90	133	12,680	8.71	133
10.01 - 17.50	166,717	12.01	8.57	1,192	33,343	12.01	238
17.51 - 20.00	23,400	17.80	1.26	32	23,400	17.80	32
20.01 - 25.93	33,600	25.93	1.69	—	33,600	25.93	—
	244,147	14.05		$1,476	110,773	—	$522

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2016
Commitments to extend credit:
Revolving home equity and credit card lines	$59,974
Construction loans	26,839
Other loans	102,185
Standby letters of credit	2,888
Total	$191,886

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2016, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of September 30, 2016 and December 31, 2015 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
CET1 (to risk weighted assets)
Summit	$147,791	11.1%	$93,202	7.0%	$86,544	6.5%
Summit Community	166,332	12.5%	93,146	7.0%	86,493	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,707	12.4%	112,904	8.5%	106,263	8.0%
Summit Community	166,332	12.5%	113,106	8.5%	106,452	8.0%
Total Capital (to risk weighted assets)
Summit	176,326	13.3%	139,205	10.5%	132,576	10.0%
Summit Community	177,951	13.4%	139,439	10.5%	132,799	10.0%
Tier I Capital (to average assets)
Summit	164,707	10.4%	63,349	4.0%	79,186	5.0%
Summit Community	166,332	10.5%	63,365	4.0%	79,206	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
CET1 (to risk weighted assets)
Summit	137,849	11.8%	81,775	7.0%	75,934	6.5%
Summit Community	158,081	13.6%	81,365	7.0%	75,553	6.5%
Tier I Capital (to risk weighted assets)
Summit	156,849	13.4%	99,494	8.5%	93,641	8.0%
Summit Community	158,081	13.6%	98,801	8.5%	92,989	8.0%
Total Capital (to risk weighted assets)
Summit	168,321	14.4%	122,734	10.5%	116,890	10.0%
Summit Community	169,553	14.5%	122,780	10.5%	116,933	10.0%
Tier I Capital (to average assets)
Summit	156,849	10.7%	58,635	4.0%	73,294	5.0%
Summit Community	158,081	10.8%	58,549	4.0%	73,186	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Nine Months Ended September 30, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$36,028	$—	$(478)	$—	$35,550
Provision for loan losses	500	—	—	—	500
Net interest income (loss) after provision for loan losses	35,528	—	(478)	—	35,050
Other income	5,240	3,361	1,166	(1,166)	8,601
Other expenses	21,735	3,106	1,735	(1,166)	25,410
Income (loss) before income taxes	19,033	255	(1,047)	—	18,241
Income tax expense (benefit)	5,897	95	(337)	—	5,655
Net income (loss)	$13,136	$160	$(710)	$—	$12,586
Inter-segment revenue (expense)	$(1,081)	$(85)	$1,166	$—	$—
Average assets	$1,565,099	$5,951	$172,840	$(199,962)	$1,543,928

	Nine Months Ended September 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$34,861	$—	$(578)	$—	$34,283
Provision for loan losses	1,000	—	—	—	1,000
Net interest income (loss) after provision for loan losses	33,861	—	(578)	—	33,283
Other income	5,371	3,621	850	(850)	8,992
Other expenses	20,961	3,204	1,823	(850)	25,138
Income (loss) before income taxes	18,271	417	(1,551)	—	17,137
Income tax expense (benefit)	5,577	115	(511)	—	5,181
Net income (loss)	$12,694	$302	$(1,040)	$—	$11,956
Inter-segment revenue (expense)	$(785)	$(65)	$850	$—	$—
Average assets	$1,493,759	$5,932	$167,973	$(205,059)	$1,462,605

	Three Months Ended September 30, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$12,197	$—	$(160)	$—	$12,037
Provision for loan losses	—	—	—	—	—
Net interest income (loss) after provision for loan losses	12,197	—	(160)	—	12,037
Other income	1,622	1,127	389	(389)	2,749
Other expenses	7,249	1,002	557	(389)	8,419
Income (loss) before income taxes	6,570	125	(328)	—	6,367
Income tax expense (benefit)	2,155	40	(109)	—	2,086
Net income (loss)	$4,415	$85	$(219)	$—	$4,281
Inter-segment revenue (expense)	$(361)	$(28)	$389	$—	$—
Average assets	$1,609,343	$6,005	$175,581	$(201,875)	$1,589,054

	Three Months Ended September 30, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income (loss)	$11,468	$—	$(163)	$—	$11,305
Provision for loan losses	250	—	—	—	250
Net interest income (loss) after provision for loan losses	11,218	—	(163)	—	11,055
Other income	1,882	1,111	283	(283)	2,993
Other expenses	7,515	1,045	595	(283)	8,872
Income (loss) before income taxes	5,585	66	(475)	—	5,176
Income tax expense (benefit)	1,639	15	(139)	—	1,515
Net income (loss)	$3,946	$51	$(336)	$—	$3,661
Inter-segment revenue (expense)	$(262)	$(21)	$283	$—	$—
Average assets	$1,494,933	$5,949	$167,633	$(201,522)	$1,466,993

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges. Under the terms of a $9.95 million original notional swap with an effective date of January 15, 2015, we will pay a fixed rate of 4.33% for a 10 year period. Under the terms of a $11.3 million original notional swap with an effective date of December 18, 2015, we will pay a fixed rate of 4.30% for a 10 year period.

A summary of our derivative financial instruments as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$7,186	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,639	$—	$1,084	$—

	December 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$5,071	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$21,250	$94	$95	$—

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

The ESOP shares as of September 30 as are follows:

ESOP Shares
	At September 30,
	2016	2015
Allocated shares	406,371	363,347
Shares committed to be released	25,862	21,620
Unallocated shares	155,960	186,713
Total ESOP shares	588,193	571,680

Market value of unallocated shares (in thousands)	$2,988	$2,198

NOTE 17. ACQUISITIONS
On October 1, 2016, Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, acquired Highland County Bankshares, Inc. ("HCB") and its subsidiary First and Citizens Bank, headquartered in Monterey, Virginia, for $21.8 million. HCB's assets and liabilities approximated $123 million and $107 million, respectively, at September 30, 2016.
The former First and Citizens offices will continue to operate under that name until close of business on Friday, December 2, 2016, and will commence operating under the name Summit Community Bank on Monday, December 5, 2016.
On June 1, 2016, we entered into a Definitive Merger Agreement between Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, and First Century Bankshares, Inc. ("FCB"). Pursuant to the terms of the merger agreement, Summit Community Bank, Inc. will acquire all of the outstanding shares of common stock of FCB in exchange for cash in the amount of $22.50 per share or 1.2433 shares of Summit common stock. FCB shareholders will have a right to receive cash, Summit's common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 35% cash and 65% stock consideration in the aggregate, subject to an adjustment if FCB’s adjusted shareholders’ equity as of the effective date of the merger deviates materially from the target determined by the parties. FCB's assets approximated $413 million at September 30, 2016.
We have received all regulatory approvals, and anticipate the acquisition will close early 2017, subject to customary closing conditions, including approval of FCB's shareholders. Following the consummation of the merger, FCB’s wholly-owned subsidiary First Century Bank will be consolidated with Summit Community Bank.

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

Interest earning assets increased by 6.46% for the first nine months in 2016 compared to the same period of 2015 while our net interest earnings on a tax equivalent basis increased 3.69%.  Our tax equivalent net interest margin decreased 10 basis points as our yield on interest earning assets declined 4 basis points while our cost of interest bearing funds increased 7 basis points.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015
Community banking	$4,415	$3,946	$13,136	$12,694
Insurance & financial services	85	51	160	302
Parent	(219)	(336)	(710)	(1,040)
Consolidated net income	$4,281	$3,661	$12,586	$11,956

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

Community Banking – During third quarter 2016, we performed the Step 0 assessment of our goodwill of our community banking reporting unit and determined that it was not more likely than not that the fair value was less than its carrying value.  In performing the qualitative Step 0 assessments, we considered certain events and circumstances  such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than its carrying amount. No indicators of impairment were noted as of September 30, 2016.

Insurance Services – During third quarter 2016, we performed the Step 0 assessment of our goodwill of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2.5%, and a discount rate of 10.0% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2016, therefore Step 2 testing was not necessary.

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

Deferred Income Tax Assets:  At September 30, 2016, we had net deferred tax assets of $11.9 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at September 30, 2016.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2016 increased to $12.6 million, or $1.18 per diluted share as compared to $12.0 million or $1.12 per diluted share for the same period of 2015. Net income for the quarter ended September 30, 2016 increased to $4.3 million, or $0.40 per diluted share, compared to $3.7 million, or $0.34 per diluted share for the same period of 2015. Earnings for the both the quarter and nine months ended September 30, 2016, compared to the same periods of 2015, were positively impacted by increased net interest income, increased gains on sales of foreclosed properties, and reduced write-downs of foreclosed properties while being negatively impacted by smaller gains realized on sales of securities, higher personnel costs and other noninterest expenses.  Included in earnings for the nine months ended September 30, 2016 was $836,000 in realized securities gains, $451,000 in gains on the sales of foreclosed properties, and $503,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first nine months of 2016 were 11.29% and 1.09%, respectively, compared with 11.61% and 1.09% for the same period of 2015.

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

Our net interest income on a fully tax-equivalent basis totaled $36.7 million for the nine months ended September 30, 2016, or $1,311,000 or 3.70% more than the $35.4 million for the same period of 2015.  Our tax-equivalent earnings on interest earning assets increased $2,466,000, while the cost of interest bearing liabilities also increased $1,155,000 (see Table II).

Average interest earning assets increased 6.5% from $1.35 billion during the first nine months of 2015 to $1.44 billion for the first nine months of 2016, while average interest bearing liabilities increased 5.1% from $1.19 billion at September 30, 2015 to $1.26 billion at September 30, 2016. The growth in interest earning assets outpaced the growth in interest bearing liabilities, and was funded primarily by reductions in property held for sale, growth in deposits, increased short term borrowings, and growth in equity.

Our consolidated net interest margin decreased to 3.40% for the nine months ended September 30, 2016, compared to 3.50% for the same period in 2015, as the yields on earning assets decreased 4 basis points, while the cost of our interest bearing funds increased by 7 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	September 30, 2016			September 30, 2015
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,134,463	$40,788	4.80%	$1,044,010	$38,443	4.92%
Tax-exempt (2)	14,890	624	5.60%	12,801	547	5.71%
Securities
Taxable	206,437	3,284	2.12%	211,642	3,302	2.09%
Tax-exempt (2)	76,155	2,814	4.94%	75,685	2,759	4.87%
Federal funds sold and interest bearing deposits with other banks	9,093	13	0.19%	9,395	6	0.09%
Total interest earning assets	1,441,038	47,523	4.41%	1,353,533	45,057	4.45%
Noninterest earning assets
Cash & due from banks	3,819			3,842
Premises and equipment	21,575			20,373
Property held for sale	24,365			33,840
Other assets	64,648			62,302
Allowance for loan losses	(11,517)			(11,285)
Total assets	$1,543,928			$1,462,605
Interest bearing liabilities
Interest bearing demand deposits	$208,755	$248	0.16%	205,749	179	0.12%
Savings deposits	296,458	1,663	0.75%	252,701	1,307	0.69%
Time deposits	474,691	4,622	1.30%	485,939	4,765	1.31%
Short-term borrowings	180,694	1,334	0.99%	149,177	368	0.33%
Long-term borrowings and capital trust securities	94,574	2,937	4.15%	101,245	3,030	4.00%
Total interest bearing liabilities	1,255,172	10,804	1.15%	1,194,811	9,649	1.08%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	121,701			116,057
Other liabilities	18,423			14,371
Total liabilities	1,395,296			1,325,239
Shareholders' equity - preferred	—			2,388
Shareholders' equity - common	148,632			134,978
Total liabilities and shareholders' equity	$1,543,928			$1,462,605
Net interest earnings		$36,719			$35,408
Net yield on interest earning assets			3.40%			3.50%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming an effective tax rate of 34% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $1,169,000 and $1,124,000 for the periods ended September 30, 2016 and 2015, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2016 versus September 30, 2015
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,302	$(957)	$2,345
Tax-exempt	89	(12)	77
Securities
Taxable	(81)	63	(18)
Tax-exempt	18	37	55
Federal funds sold and interest bearing deposits with other banks	—	7	7
Total interest earned on interest earning assets	3,328	(862)	2,466

Interest paid on:
Interest bearing demand deposits	3	66	69
Savings deposits	240	116	356
Time deposits	(107)	(36)	(143)
Short-term borrowings	93	873	966
Long-term borrowings and capital trust securities	(203)	110	(93)
Total interest paid on interest bearing liabilities	26	1,129	1,155

Net interest income	$3,302	$(1,991)	$1,311

Noninterest Income

Total noninterest income decreased to $8.6 million for the first nine months of 2016, compared to $9.0 million for the same period of 2015.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015
Insurance commissions	$1,016	$983	$3,030	$3,191
Service fees related to deposit accounts	1,138	1,111	3,175	3,159
Realized securities gains	61	373	836	1,023
Bank owned life insurance income	258	259	772	782
Other	276	267	788	837
Total	$2,749	$2,993	$8,601	$8,992

Noninterest Expense

Total noninterest expense increased 1.1% for the nine months ended September 30, 2016, as compared to the same period in 2015, with increased gains on sales of foreclosed properties and lower write-downs of foreclosed properties having the largest positive impacts and higher salaries, commissions, and employee benefits having the largest negative impact.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2016	$	%	2015	2016	$	%	2015
Salaries, commissions, and employee benefits	$4,819	$340	7.6%	$4,479	$14,265	$1,157	8.8%	$13,108
Net occupancy expense	525	29	5.8%	496	1,576	93	6.3%	1,483
Equipment expense	716	134	23.0%	582	2,059	382	22.8%	1,677
Professional fees	270	(132)	(32.8)%	402	1,171	62	5.6%	1,109
Amortization of intangibles	50	—	—%	50	150	—	—%	150
FDIC premiums	200	(100)	(33.3)%	300	800	(150)	(15.8)%	950
Merger expense	80	80	n/a	—	345	345	n/a	—
Foreclosed properties expense	100	(68)	(40.5)%	168	317	(217)	(40.6)%	534
(Gain) loss on sales of foreclosed properties	(169)	(204)	(582.9)%	35	(451)	(739)	(256.6)%	288
Write-downs of foreclosed properties	134	(912)	(87.2)%	1,046	503	(1,276)	(71.7)%	1,779
Other	1,694	380	28.9%	1,314	4,675	615	15.1%	4,060
Total	$8,419	$(453)	(5.1)%	$8,872	$25,410	$272	1.1%	$25,138

Salaries, commissions, and employee benefits: These expenses are 8.8% higher in first nine months of 2016 compared to first nine months of 2015 due to an increase in number of employees, general merit raises, and increased incentive accruals based upon performance. In accordance with our policies, substantially all salary and wage merit raises are awarded at the beginning of the second quarter of each year.

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

We recorded $500,000 and $1,000,000 provisions for loan losses for the first nine months of 2016 and 2015, respectively.  These smaller provisions are a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2015.

Table V - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2016	2015	2015
Accruing loans past due 90 days or more	$21	$8	$9
Nonaccrual loans
Commercial	846	884	853
Commercial real estate	4,867	5,295	5,955
Commercial construction and development	—	—	—
Residential construction and development	4,360	5,346	5,623
Residential real estate	4,174	3,880	3,245
Consumer	148	44	83
Total nonaccrual loans	14,395	15,449	15,759
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,749	3,210	1,300
Commercial construction and development	8,664	9,328	8,717
Residential construction and development	13,741	14,965	14,069
Residential real estate	613	2,210	1,481
Total foreclosed properties	24,767	29,713	25,567
Repossessed assets	12	—	5
Total nonperforming assets	$39,195	$45,170	$41,340
Total nonperforming loans as a percentage of total loans	1.16%	1.44%	1.45%
Total nonperforming assets as a percentage of total assets	2.36%	3.07%	2.77%
Allowance for loan losses as a percentage of nonperforming loans	80.60%	72.64%	72.75%
Allowance for loan losses as a percentage of period end loans	0.93%	1.05%	1.05%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2016 and 2015.

Table VI - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015
Beginning balance	$23,425	$31,500	$25,567	$37,529
Acquisitions	1,880	1,691	2,014	2,404
Improvements	—	10	463	33
Disposals	(404)	(2,442)	(2,774)	(8,474)
Writedowns to fair value	(134)	(1,046)	(503)	(1,779)
Balance March 31	$24,767	$29,713	$24,767	$29,713

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

At September 30, 2016, December 31, 2015, and September 30, 2015, our allowance for loan losses totaled $11.6 million, or 0.93% of total loans, $11.5 million, or 1.05% of total loans and $11.2 million, or 1.05% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At September 30, 2016, December 31, 2015, and September 30, 2015, we had approximately $24.8 million, $25.6 million and $29.7 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.66 billion at September 30, 2016, compared to $1.49 billion at December 31, 2015, representing an 11.1% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2015 and September 30, 2016.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance September 30,
Dollars in thousands	2015	Amount	Percentage	2016
Assets
Securities available for sale	$280,792	(18,690)	(6.7)%	$262,102
Loans, net	1,079,331	155,274	14.4%	1,234,605
Liabilities
Deposits	$1,066,709	90,075	8.4%	$1,156,784
Short-term borrowings	171,394	63,263	36.9%	234,657
Long-term borrowings	75,581	(1,435)	(1.9)%	74,146

Net loans grew 14.4% during the first nine months of 2016 principally as a result of us entering into a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. The outstanding balance of these lines totaled $109.0 million at September 30, 2016. Our loan growth was funded primarily with deposits, short-term borrowings and a reduction of our securities portfolio.

Deposits increased approximately $90.1 million during the first nine months of 2016; checking deposits remained relatively unchanged, while savings deposits and time deposits increased approximately $54.7 million and $35.2 million, respectively.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2016 and December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $530 million or 31.95% of total consolidated assets at September 30, 2016.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $547 million.  As of September 30, 2016 and December 31, 2015, these advances totaled approximately $232 million and $169 million, respectively.  At September 30, 2016, we had additional borrowing capacity of $315 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2016 was approximately $93 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2016 totaled $153.8 million compared to $143.7 million at December 31, 2015.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2016.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2016	$27,476	$—	$76
2017	918	—	250
2018	45,017	—	162
2019	18	—	136
2020	19	—	23
Thereafter	698	19,589	—
Total	$74,146	$19,589	$647

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2016 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2016
Commitments to extend credit:
Revolving home equity and credit card lines	$59,974
Construction loans	26,839
Other loans	102,185
Standby letters of credit	2,888
Total	$191,886

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2016.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

		Estimated % Change in Net Interest Income over:
Change in		0 - 12 Months	13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	0.65%	1.90%
Up 200 basis points (1)	-10%	-2.58%	-1.21%
Up 400 basis points (2)	N/A	-1.91%	-4.17%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2016, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2016 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	November 3, 2016

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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