Form 10-K
period 2016-12-31
SUMMIT FINANCIAL GROUP INC
filed 2017-02-28
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2016, was approximately $159,920,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 27, 2017 was 10,885,509.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Form 8-K dated November 9, 2016	Part II - Item 9

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2017	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $1.76 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle and South Central regions of West Virginia and the Shenandoah Valley and Northern region of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; letters of credit; and cash management services.  The deposits of Summit Community are insured by the Federal Deposit Insurance Corporation ("FDIC").

In order to compete with other financial service providers, we principally rely upon personal relationships established by our officers, directors and employees with our clients and specialized services tailored to meet our clients’ needs.  We have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities.  We also have a marketing program that primarily utilizes local radio and newspapers to advertise.  Banking, like most industries, is becoming more dependent on technology as a means of marketing to customers, including the Internet, which we also utilize.  This approach, coupled with continuity of service by the same staff members, enables Summit Community to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.  We believe that our emphasis on local relationship banking, together with a prudent approach to lending, are important factors in our success and growth.

All operational and support functions that are transparent to clients are centralized in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office.  The central office provides services such as data processing, deposit operations, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service.  We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, human resources administration and other financial and administrative services. The banking offices work closely with us to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

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

We segment our loan portfolio in to the following major lending categories: commercial, commercial real estate, construction and development, residential real estate, consumer and mortgage warehouse lines of credit. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory and equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction, both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction and undeveloped land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties, commercial loans secured by one-to-four family residence and home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans and recreational vehicle loans, as well as personal secured and unsecured loans. Our mortgage warehouse lines of credit result solely from a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States.

 Our loan underwriting guidelines and standards are consistent with the prudent banking practices applicable to the relevant exposure and are updated periodically and presented to the Board of Directors for approval. The purpose of these standards and guidelines are:  to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of our primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize losses by carefully investigating the credit history of each applicant; verify the source of repayment and the ability of the applicant to repay; collateralize those loans in which collateral is deemed to be required; exercise care in the documentation of the application, review, approval and origination process; and administer a comprehensive loan collection program.

Our real estate underwriting loan-to-value (“LTV”) policy limits are at or below current bank regulatory guidelines, as follows:

	Regulatory LTV Guideline	Summit LTV Policy Limit
Undeveloped land	65%	65%
Land development	75%	70%
Land development - Finished building lots	85%	85%
Construction:
Commercial, multifamily and other non-residential	80%	80%
1-4 family residential, consumer borrower	85%	85%
1-4 family residential, pre-sold commercial borrower	80%	80%
1-4 family residential, spec, commercial borrower	80%	70%
Improved property:
Residential real estate - nonowner occupied	85%	85%
Commercial real estate - owner occupied	85%	85%
Commercial real estate - nonowner occupied	85%	85%
Owner occupied 1-4 family	90%	90%
Home equity	90%	90%

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $177.4 million as of December 31, 2016.  As of this date, we had loans approximating $89.5 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$3.8	million
Land development	$4.5	million
Land development - Finished building lots	$—
Construction:
Commercial, multifamily and other non-residential	$0.2	million
1-4 family residential, consumer borrower	$—
1-4 family residential, pre-sold, commercial borrower	$1.4	million
1-4 family residential, spec, commercial borrower	$2.7	million
Improved property:
Residential real estate - nonowner occupied	$17.3	million
Commercial real estate - owner occupied	$27.1	million
Commercial real estate - nonowner occupied	$19.7	million
Owner occupied 1-4 family	$12.2	million
Home equity	$0.6	million

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

Supervision and Regulation

General

We are subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”), the West Virginia Division of Financial Institutions, the Securities and Exchange Commission (the “SEC”) and other federal and state regulators.  As a financial holding company, we are subject to the restrictions of the Bank Holding Company Act of 1956, as amended (“BHCA”), are registered pursuant to its provisions and are subject to examination by the FRB.  As a financial holding company doing business in West Virginia, we are also subject to regulation by and must submit annual reports to the West Virginia Division of Financial Institutions.

The BHCA prohibits the acquisition by a financial holding company of direct or indirect ownership of more than five percent (5%) of the voting shares of any bank within the United States without prior approval of the FRB. With certain exceptions, a financial holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company that is not a bank and from engaging directly or indirectly in business unrelated to the business of banking or managing or controlling banks.

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

Summit Community, our only bank subsidiary, is subject to West Virginia banking statutes and regulations, and is primarily regulated by the West Virginia Division of Financial Institutions and the FDIC.  The Bank is also subject to regulations promulgated by the FRB.  As a member of the FDIC, Summit Community’s deposits are insured as required by federal law.  Bank regulatory authorities regularly examine revenues, loans, investments, management practices and other aspects of Summit Community.  These examinations are conducted primarily to protect depositors and not shareholders.  In addition to these regular examinations, the Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

In addition to periodic reporting to the SEC, we are subject to proxy rules and tender offer rules issued by the SEC.  Our officers, directors and principal shareholders (holding 10% or more of our stock) must also submit reports to the SEC regarding their holdings of our stock and any changes to such holdings and they are subject to short-swing profit liability.  Because we are traded on the NASDAQ, we are also subject to the listing standards of NASDAQ.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, sweeping financial regulatory reform legislation, entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), was signed into law.  The Dodd-Frank Act, which is complex and broad in scope, established the Bureau of Consumer Financial Protection (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring systemic risk.  We will be required to comply with the Consumer Financial Protection Act and the CFPB’s rules; however, these rules will be enforced by our primary regulator, the FRB, not the CFPB.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies, including financial institutions with regard to executive compensation, proxy access by shareholders and certain whistleblower provisions and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  Although the regulations that directly affect our business have been adopted, many of the provisions of the Dodd-Frank Act are subject to final rulemaking by the U.S. financial regulatory agencies and the implications of the Dodd-Frank Act for our business will depend to some extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012.  On December 10, 2013, the Federal Reserve adopted final rules implementing the Volcker Rule.   Compliance with the final rule became effective on April 1, 2014; however, the Federal Reserve issued an order on December 18, 2014 extending the period which institutions had to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one-year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that the Volcker Rule will have a material effect on our operations as we do not generally engage in the activities prohibited by the Volcker Rule. We may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Credit and Monetary Policies and Related Matters

Summit Community is affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit.  The operations of Summit Community are affected by the policies of government regulatory authorities, including the FRB, which regulates money and credit conditions through open-market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits.  These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments.  The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future.  Future policies of the FRB and other authorities and their effect on future earnings cannot be predicted.

The FRB has a policy that a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank.  Under the source of strength doctrine, the FRB may require a financial holding company to contribute capital to a troubled subsidiary bank and may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank.  This capital injection may be required at times when Summit may not have the resources to provide it.  Any capital loans by a holding company to any subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In addition, the Crime Control Act of 1990 provides that in the event of a financial holding company's bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements

As a financial holding company, we are subject to FRB risk-based capital guidelines. In general, the guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Summit Community is subject to substantially similar capital requirements adopted by the FDIC. Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis.

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

•
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations.

In July 2013, the Company’s and Summit Community’s federal banking regulators published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and depository institutions, including the Company and Summit Community.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  The Basel III Capital Rules were effective for the Company and Summit Community on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face regulatorily prescribed limitations on dividend payments, discretionary payments on tier 1 capital instruments, share buybacks and discretionary bonus payments to certain Company officers based on the amount of the shortfall.

Under the Basel III Capital Rules, the applicable minimum capital ratios inclusive of the phased-in conservation buffer effective as of January 1, 2017 are as follows:

•	5.75% CET1 to risk-weighted assets

•	7.25% Tier 1 capital to risk-weighted assets

•	9.25% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average assets (leverage ratio)

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Furthermore, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios under current capital standards. However, under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Company and Summit Community, were permitted to make a one-time permanent election to continue to exclude these items. The Company and Summit Community made this election in order to minimize variations in the level of capital.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to Summit Community, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset categories.  Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

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

The Basel III Capital Rules continue to apply the previously applicable risk-based standard for residential mortgage loans which includes a 50% risk-weight for prudently underwritten first-lien mortgages that are not past due.

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2016 are set forth in the table in Note 20 of the notes to the consolidated financial statements beginning on page 94. The Company and Summit Community Bank exceed all capital adequacy requirements, including applicable conservation buffers, under the Basel III Capital Rules as if such requirements were currently in effect on a fully phased-in basis.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.”

Community Reinvestment Act

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”).  Under the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods.  Further, such assessment is also required of any financial holding company that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution.  In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the FRB will assess the record of each subsidiary of the applicant financial holding company and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.  On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve (12) categories with three (3)

assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”).  In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”).  The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities.  Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

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

Under the GLB Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish procedures and practices to protect customer data from unauthorized access.  We have established policies and procedures to assure our compliance with all privacy provisions of the GLB Act. Pursuant to Title V of the GLB Act, we, like all other financial institutions, are required to:

•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties and

•	give our customers an option to prevent certain disclosure of such information to non-affiliated third parties.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act and Regulation C, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the Right to Financial Privacy Act and the Fair Housing Act.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Dodd-Frank centralized responsibility for consumer financial protection by creating the CFPB and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.  The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions and enforcing rules related to consumer financial products and services.  Banks with less than $10 billion in assets, such as Summit Community, will be subject to these federal consumer financial laws, but will continue to be examined for compliance by the FDIC, its primary federal banking regulator.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes.  Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Summit expects to continue to devote significant resources to its Bank Secrecy Act/anti-money laundering program, particularly as risks persistently emerge and evolve and as regulatory expectations escalate.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.  SOA requires our Chief Executive Officer and Chief Financial Officer each to certify that Summit’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in Summit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our non-banking affiliates.  Among other restrictions, such transactions between the bank and any one affiliate (including Summit) generally will be limited to ten percent (10%) of the bank’s capital and surplus and transactions between the bank and all affiliates will be limited to twenty percent (20%) of the bank’s capital and surplus.  Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

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

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Summit. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Final rules have not been adopted as of February 2017. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Summit and its subsidiaries to hire, retain and motivate their key employees.

Competition

We engage in highly competitive activities. Each activity and market served involves competition with other banks and savings institutions, as well as with non-banking and non-financial enterprises that offer financial products and services that compete directly with our products and services. We actively compete with other banks, mortgage companies and other financial service companies in our efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking.

Of particular note, banking laws limit the total amount we can lend to any one borrower generally to 15 percent of Summit Community’s Tier 1 capital plus its allowance for loan losses.  Summit Community evaluated the risks and rewards of lending up to this legal lending limit and established a self-imposed lending limit equal to 75 percent of its legal lending limit. Accordingly, institutions larger than Summit Community have a natural competitive advantage to serve the loan needs of larger clients as their legal lending limits are proportionally greater than ours.

In addition to competing with other banks and mortgage companies, we compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises.  In addition, competition for money market accounts from securities brokers has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors, such as money market funds.  We take an aggressive competitive posture and intend to continue vigorously competing for market share within our service areas by offering competitive rates and terms on both loans and deposits.

Employees

At February 17, 2017, we employed 251 full-time equivalent employees.

Available Information

Our Internet website address is www.summitfgi.com and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to such filed reports with the SEC are accessible through this website free of charge as soon as reasonably practicable after we electronically file such reports with the SEC.  The information on our website is not and shall not be deemed to be, a part of this report or incorporated into any other filing with the SEC.

These reports are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may read and copy any materials that we file with the SEC at the Public Reference Room on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	33
	b. Analysis of Net Interest Earnings	31
	c. Rate Volume Analysis of Changes in Interest Income and Expense	35
2.	Investment Portfolio
	a. Book Value of Investments	38
	b. Maturity Schedule of Investments	38
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	38
3.	Loan Portfolio
	a. Types of Loans	37
	b. Maturities and Sensitivity to Changes in Interest Rates	72
	c. Risk Elements	39
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	41
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	33-34
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	85
6.	Return on Equity and Assets	31
7.	Short-term Borrowings	85

Item 1A.  Risk Factors

We, like other financial holding companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (i) credit risk, which is the risk of loss due to loan clients or other counterparties not being able to meet their financial obligations under agreed upon terms, (ii) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, equity prices and credit spreads, (iii) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor and customer perception of financial strength and events unrelated to the Company such as war, terrorism, or financial institution market specific issues and (iv) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards and external influences such as market conditions, fraudulent activities, disasters and security risks.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations and future cash flows.

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

Business activity across a wide range of industries and regions in the U.S. remains greatly reduced compared to that prior to the 2008 economic downturn.  Certain sectors continue to recover and significant numbers of individuals are underemployed or have even given up seeking employment.  Financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on our borrowers or customers, which could adversely affect our financial condition and results of operations.  Deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect real estate values and the job market have resulted, and may continue to result, in deterioration in credit quality of our loan portfolios and such deterioration in credit quality has had and could continue to have, a negative impact on our business.

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

•
We expect to face increased regulation of our industry and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, or other institutional firms.  Defaults by financial services institutions and even rumors or questions about a financial institution or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or other institutions.  Any such losses could adversely affect our financial condition or results of operations.

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse effect on future earnings and regulatory capital.

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities as well as any regulatory rulemaking which could exclude or limit the holdings of certain investment securities. This could have a material adverse impact on our accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in future classifications as other-than-temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impaired.

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2016, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest.  We may not have sufficient liquidity to continue to fund new loan originations and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.  Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.
Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve (12) months.  An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) that are categorized as “well capitalized,” (iii) that were found to be well managed and whose composite rating was outstanding and (iv) that have not been subject to a change in control during the last twelve (12) months, need only be examined by the FDIC once every eighteen (18) months.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our loan portfolio subjects us to credit risk.  Inherent risks in lending also include fluctuations in collateral values and economic downturns.  Making loans is an essential element of our business and there is a risk that our loans will not be repaid.

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2016, our allowance for loan losses totaled $11.7 million, which represents approximately 0.88% of our total loans.  There is no precise method of predicting loan losses and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital, if needed or on terms acceptable to us.

If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We rely on funding sources to meet our liquidity needs, such as brokered deposits and FHLB borrowings, which are generally more sensitive to changes in interest rates and can be adversely affected by general economic conditions.

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2016, brokered deposits totaled $205.7 million, or approximately 15.9% of our total deposits, compared to brokered deposits in the amount of $126.5 million or approximately 11.9% of our total deposits at December 31, 2015.  As of December 31, 2016, approximately $91.5 million in brokered deposits, or approximately 44.5% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2016, our FHLB borrowings maturing within one year totaled $221.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $630 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

•
Would generally have no more than $100 million in brokered deposits maturing in any one year time frame, which is well within its presently available sources of liquid funds, if in the event Summit does not have the capital resources to restore Summit Community’s capital to well capitalized status.  One year would give Summit Community ample time to raise alternative funds either through retail deposits or the sale of assets and obtain capital resources to restore it to well capitalized status.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $303 million aside from its FHLB line, which would result in a funding source of approximately $239 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $630 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
We operate in a very competitive industry and market.

We face aggressive competition not only from banks, but also from other financial services companies, including finance companies and credit unions and, to a limited degree, from other providers of financial services, such as money market mutual funds, brokerage firms and consumer finance companies.  A number of competitors in our market areas are larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems and offer a wider array of banking services.  Many of our non-bank competitors are not subject to the same extensive regulations that govern us.  As a result, these non-bank competitors have advantages over us in providing certain services.  Our profitability depends upon our ability to attract loans and deposits.  There is a risk that aggressive competition could result in our controlling a smaller share of our markets.  A decline in market share could adversely affect our results of operations and financial condition.

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

Changes in interest rates could reduce income and cash flow.  Our income and cash flow depend primarily on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings.  Interest rates are beyond our control and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, will influence loan originations, purchases of investments, volumes of deposits and rates received on loans and investment securities and paid on deposits.  Our results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve.

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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software and those of other financial institutions have been and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
Our customers and employees have been and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our  operations and/or those of certain of our customers; (ii) result in the unauthorized access to and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
The negative economic effects caused by terrorist attacks, including cyber attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits and demand for our financial products, such as loans.

High inflation, natural disasters, acts of terrorism, including cyber attacks, an escalation of hostilities or other international or domestic occurrences and other factors could have a negative impact on the economy of the Mid-Atlantic regions in which we operate.  An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans and may reduce the level of deposits in our bank and the stability of our deposit funding sources.  An additional economic downturn could also have a significant impact on the demand for our products and services.  The cumulative effect of these matters on our results of operations and financial condition could be adverse and material.

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.
We outsource certain information system and data management and processing functions to third party providers. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage and litigation risk that could have a material adverse effect on our results of operations or our business.
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
We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following:

•
If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.

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

On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company.  If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition and our financial results may be negatively affected.  A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition.  Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

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
•     News reports relating to negative trends, concerns and other issues in the financial services industry or the economy in general;
•     Negative perceptions in the marketplace regarding us and/or our competitors;
•     New technology used, or services offered, by competitors;

•     Adverse changes in interest rates or a lending environment with prolonged low interest rates;
•     Adverse changes in the real estate market;
•     Negative economic news;
•     Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Regulatory changes affecting our industry generally or our businesses and operations;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stocks, commodity, credit or asset valuations or volatility;

•	Rumors or erroneous information;

•	New litigation or changes in existing litigation;

•	Adverse regulatory actions;
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

As of February 17, 2017 our executive officers and directors beneficially own 14.70% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2016 and 2015.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2016, our total interest payments on these junior subordinated debentures approximated $593,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $161,000.

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

Your shares are not an insured deposit.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment is subject to investment risk and you must be capable of affording the loss of your entire investment.

OTHER RISKS

Additional factors could have a negative effect on our financial performance and the value of our common stock.  Some of these factors are general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2016, Summit Community operated 18 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia, offices of Summit Community and also leases a location in Leesburg, Virginia.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	—	1
Mathias, West Virginia	1	—	1
Franklin, West Virginia	1	—	1
Petersburg, West Virginia	1	—	1
Charleston, West Virginia	2	—	2
Rainelle, West Virginia	1	—	1
Rupert, West Virginia	1	—	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	1	—	1
Harrisonburg, Virginia	1	1	2
Warrenton, Virginia	—	1	1
Martinsburg, West Virginia	1	—	1
Monterey, Virginia	1	—	1
Hot Springs, Virginia	1	—	1
Churchville, Virginia	—	1	1
Summit Insurance Services, LLC
Leesburg, Virginia	—	1	1

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 82.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Litigation" in Note 17 of our consolidated financial statements beginning on page 92.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Dividends paid	$0.10	$0.10	$0.10	$0.10
High Bid	16.14	20.77	20.47	30.06
Low Bid	11.13	14.91	16.45	18.05
2015
Dividends paid	$0.08	$0.08	$0.08	$0.08
High Bid	12.87	13.09	12.79	12.00
Low Bid	10.80	11.15	11.27	11.03

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the FRB. Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Payment of dividends by Summit Community is regulated by the Federal Reserve System and generally, the prior approval of the FRB is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note 20 of our consolidated financial statements on page 94.

As of February 27, 2017, there were approximately 1,132 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	—	—	—	—
December 1, 2016 - December 31, 2016	—	—	—	—

(a)  Shares purchased under the Employee Stock Ownership Plan.

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), the SNL Small Cap U.S. Bank Index and a Summit Peer Group for the five-year period ending December 31, 2016. The Summit Peer Group consists of fifteen (excluding Summit) publicly-traded bank holding companies headquartered in West Virginia and Virgina having total assets between $1 billion and $5 billion. Summit will use the SNL Small Cap U.S. Bank index instead of the

Summit Peer Group index in the future as the SNL Small Cap U.S. Bank index is a more broad indicator of the performance of industry participants with similar market capitalization as that of Summit.

The cumulative total shareholder return assumes a $100 investment on December 31, 2011 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Summit Financial Group, Inc.	100.00	177.29	363.00	435.90	447.33	1,059.21
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Summit Peer Group	100.00	126.23	158.60	165.44	189.96	280.33
SNL Small Cap U.S. Bank	100.00	116.48	162.46	171.24	187.53	265.89

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for the five (5) years ended December 31, 2016.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

		For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2016	2015	2014	2013	2012
Summary of Operations
Interest income	$64,091	$58,883	$57,626	$57,280	$63,884
Interest expense	15,084	12,867	15,241	18,477	24,064
Net interest income	49,007	46,016	42,385	38,803	39,820
Provision for loan losses	500	1,250	2,250	4,500	8,500
Net interest income after provision for loan losses	48,507	44,766	40,135	34,303	31,320
Noninterest income	11,600	11,861	11,223	11,209	12,879
Noninterest expense	34,802	33,632	35,324	34,756	37,267
Income before income taxes	25,305	22,995	16,034	10,756	6,932
Income tax expense	8,008	6,893	4,678	2,688	1,219
Net income	17,297	16,102	11,356	8,068	5,713
Dividends on preferred shares	—	—	771	775	777
Net income applicable to common shares	$17,297	$16,102	$10,585	$7,293	$4,936

Balance Sheet Data (at year end)
Assets	$1,758,647	$1,492,429	$1,443,568	$1,386,227	$1,387,104
Securities available for sale	266,542	280,792	282,834	288,780	281,539
Loans, net	1,307,862	1,079,331	1,019,842	937,070	937,168
Deposits	1,295,519	1,066,709	1,061,314	1,003,812	1,027,125
Short-term borrowings	224,461	171,394	123,633	62,769	3,958
Long-term borrowings	46,670	75,581	77,490	163,516	203,268
Shareholders' equity	155,360	143,744	131,644	111,072	108,555
Credit Quality
Net loan charge-offs	$298	$945	$3,742	$9,774	$8,279
Nonperforming assets	39,090	41,340	50,244	72,346	93,954
Allowance for loan losses	11,674	11,472	11,167	12,659	17,933
Per Share Data
Earnings per share
Basic earnings	$1.62	$1.56	$1.40	$0.98	$0.66
Diluted earnings	1.61	1.50	1.17	0.84	0.60
Book value per common share (at year end) (A)	14.47	13.48	12.60	11.55	11.31
Tangible book value per common share (at year end) (A)	13.20	12.78	11.86	10.72	10.44
Cash dividends	$0.40	0.32	—	—	—
Performance Ratios
Return on average equity	11.53%	11.62%	9.54%	7.38%	5.36%
Return on average tangible equity	12.27%	12.29%	10.22%	7.98%	5.82%
Return on average assets	1.08%	1.10%	0.80%	0.58%	0.40%
Equity to assets	8.8%	9.6%	9.1%	8.0%	7.8%
Tangible equity to tangible assets	8.1%	9.2%	8.6%	7.5%	7.3%
Tangible common equity to tangible assets	8.1%	9.2%	8.0%	6.8%	6.6%
Dividend payout ratio	24.7%	21.1%	—%	—%	—%

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

DESCRIPTION OF BUSINESS

We are a $1.76 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our two operating segments:  community banking and insurance.  Our community bank, Summit Community Bank, Inc. has a total of 18 banking offices located in West Virginia and Virginia.  In addition, we also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services. See Note 21 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 251 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2016

•	2016 was our most profitable year in our history, with net income of $17.30 million compared to $16.10 million in 2015.

•
We completed our acquisition of Monterey, Virginia-based Highland County Bankshares, Inc. ("HCB") and its subsidiary, First & Citizens Bank, on October 1, 2016. At consummation, HCB had total assets of $122.8 million, loans of $60.8 million and deposits of $106.9 million. In addition, our merger related expenses totaled $933,000 in 2016. The results of operations of HCB are included in the consolidated results of operations from the date of acquisition.

•	Net interest margin declined 11 basis points in 2016, principally due to an 8 basis point increase in our cost of funds, resulting primarily from an increase in rates on short term borrowings.

•	Revenues increased $2.7 million, or 4.7 percent during 2016.

•	We achieved loan growth, excluding mortgage warehouse lines of credits and HCB's purchased loans, of 7.5 percent, or $81.9 million during 2016.

•	Nonperforming assets declined to their lowest level since 2008, representing 2.22 percent of total assets at year end 2016 compared to 2.77 percent at the prior year end.

•	During 2016, provisions for loan losses declined by $750,000 while charges to write down foreclosed properties to their fair values declined $1.7 million.

•	Cash dividends paid on our common stock in 2016 totaled $0.40 per share.

•
We announced our pending acquisition of First Century Bankshares, Inc. (“FCB”) on June 1, 2016 and it was approved by FCB’s shareholders on December 6, 2016. All requisite regulatory approvals relative to this transaction have been received. The transaction is expected to close at the beginning of second quarter 2017.

OUTLOOK

The year just concluded marked another significant milestone towards Summit’s goal of being a consistent, high-performing community banking institution. Our recent HCB purchase, which is already positively impacting our bottom line, combined with our pending acquisition of FCB, represent significant opportunities for us. The combination of Summit and these two financially strong institutions which have similar cultures and core values as ours gives us optimism as we look forward to 2017 and beyond. While we could be challenged by a variety of potential economic uncertainties, management anticipates continuing positive trends represented by our growing loan portfolio, increasing revenues, continued reductions in problem assets and improved earnings.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry.  Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

Our most significant accounting policies are presented in the notes to the accompanying consolidated financial statements.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, fair value measurements, accounting for acquired loans and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent actual outcomes differ from our estimates, additional provisions for loan losses may be required that would negatively impact earnings in future periods.  Note 8 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

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

Fair Value Measurements:  Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) . Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes.

Accounting for Acquired Loans: Loans acquired are initially recorded at their acquisition date fair values. The fair value of the acquired loans are based on the present value of the expected cash flows, including principal, interest and prepayments. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans are divided into loans with evidence of credit quality deterioration (acquired impaired) and loans that do not meet this criteria (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that we will be unable to collect all contractually required payments receivable, including both principal and interest. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Subsequent to the acquisition date, we continue to estimate the amount and timing of cash flows expected to be collected on acquired impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loan losses.

For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans.

See Note 3 and Note 7 of the accompanying consolidated financial statements for additional information regarding our acquired loans.

Deferred Income Tax Assets:  At December 31, 2016, we had net deferred tax assets of $13.7 million. Based on our ability to offset the net deferred tax asset against taxable income in carryback years and expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2016.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired.

BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 21 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2016	2015	2014
Community banking	$18,301	$17,216	$12,488
Insurance & financial services	203	179	468
Parent and other	(1,207)	(1,293)	(2,371)
Consolidated net income	$17,297	$16,102	$10,585

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 7.4% during 2016 reaching $17.3 million, compared to $16.1 million in 2015, which was 52.1% greater than 2014's $10.6 million. On a per share basis, the income applicable to common shares was$1.61, $1.50 and $1.17 per diluted share for 2016, 2015 and 2014, respectively, representing 7.3% and 28.2% increases in 2016 and 2015, respectively. Return on average equity was 11.53% in 2016 compared to 11.62% in 2015 and 9.54% in 2014. Return on average assets for the year ended December 31, 2016 was 1.08% compared to 1.10% in 2015 and 0.80% in 2014. Included in 2016's net income was $0.9 million of merger related expenses. A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2012 through 2016 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $50.6 million, $47.6 million and $43.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, representing an increase of 6.4% in 2016 and 8.5% in 2015.  During 2016, 2015 and 2014, the volumes of both interest earning assets and interest bearing liabilities increased. During 2016, 2015 and 2014, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2016, our earnings on interest earning assets increased $5.3 million as the increase in earnings due to higher volumes, primarily loans, more than offset reductions in yield, while the cost of interest bearing liabilities increased $2.2 million primarily due to both higher cost of funds, principally on short-term borrowings, and higher volumes of interest bearing deposits .

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

Total average earning assets increased 10.0% to $1.49 billion at December 31, 2016 from $1.36 billion at December 31, 2015.   Total average interest bearing liabilities increased 8.9% to $1.30 billion at December 31, 2016, compared to $1.20 billion at December 31, 2015.  The growth in interest earning assets outpaced the growth in interest bearing liabilities and was funded primarily by reductions in property held for sale, growth in noninterest bearing deposits, increased short term borrowings and growth in equity.

Our net interest margin was 3.39% for 2016 compared to 3.50% and 3.39% for 2015 and 2014, respectively.  Our net interest margin decreased 11 basis points in 2016 principally a result of the yield on interest earning assets declining 5 basis points while the cost of interest bearing liabilities increased 8 basis points. Our net interest margin increased 11 basis points in 2015, primarily due to the yield on interest earning assets declining 11 basis points while the cost of interest bearing liabilities decreased 20 basis points. See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Assuming no unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term primarily due to growth in loans and the impact of the pending FCB acquisition, coupled with expected moderate improvement in net interest margin over the same period.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses and Average Yields/Rates
	Average Balances
Dollars in thousands	2016	2015	2014	2013	2012
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,177,445	$1,049,172	$984,723	$949,616	$963,209
Tax-exempt (2)	14,628	13,706	7,823	5,440	6,628
Securities
Taxable	202,795	209,316	211,700	208,588	233,560
Tax-exempt (2)	79,571	77,280	81,549	75,707	71,937
Interest bearing deposits with other banks	19,211	8,878	9,325	7,821	19,731
	1,493,650	1,358,352	1,295,120	1,247,172	1,295,065
Noninterest earning assets
Cash and due from banks	3,968	3,839	3,756	4,381	4,188
Premises and equipment	21,858	20,707	20,346	20,926	21,578
Other assets	90,957	94,996	112,504	125,629	118,427
Allowance for loan losses	(10,836)	(11,307)	(11,724)	(15,152)	(18,157)
Total assets	$1,599,597	$1,466,587	$1,420,002	$1,382,956	$1,421,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$220,708	$208,160	$192,190	$181,413	$170,698
Savings deposits	306,312	255,186	238,340	195,398	203,908
Time deposits	491,652	481,732	513,110	556,644	548,044
Short-term borrowings	190,876	151,102	100,786	34,098	13,248
Long-term borrowings and subordinated debentures	92,343	99,805	142,213	202,237	276,092
	1,301,891	1,195,985	1,186,639	1,169,790	1,211,990
Noninterest bearing liabilities
Demand deposits	128,894	116,995	104,262	94,943	94,243
Other liabilities	18,795	15,024	10,119	8,951	8,256
Total liabilities	1,449,580	1,328,004	1,301,020	1,273,684	1,314,489

Shareholders' equity - preferred	—	1,786	9,276	9,313	9,326
Shareholders' equity - common	150,017	136,797	109,706	99,959	97,286
Total shareholders' equity	150,017	138,583	118,982	109,272	106,612

Total liabilities and shareholders' equity	$1,599,597	$1,466,587	$1,420,002	$1,382,956	$1,421,101

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $528,000, $473,000 and $546,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 34% for all years presented. The tax equivalent adjustment results in an increase in interest income of $1,589,000, $1,542,000 and $1,465,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$56,439	$51,554	$50,078	$50,505	$55,248	4.79%	4.91%	5.09%	5.32%	5.74%
Tax-exempt (2)	820	779	533	388	483	5.61%	5.68%	6.81%	7.13%	7.29%
Securities
Taxable	4,395	4,328	4,692	4,131	5,689	2.17%	2.07%	2.22%	1.98%	2.44%
Tax-exempt (2)	3,853	3,756	3,780	3,647	3,929	4.84%	4.86%	4.64%	4.82%	5.46%
Interest bearing deposits with other banks	173	8	8	5	35	0.90%	0.09%	0.09%	0.06%	0.18%
	65,680	60,425	59,091	58,676	65,384	4.40%	4.45%	4.56%	4.70%	5.05%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	376	251	222	255	325	0.17%	0.12%	0.12%	0.14%	0.19%
Savings deposits	2,296	1,781	1,580	1,152	1,361	0.75%	0.70%	0.66%	0.59%	0.67%
Time deposits	6,292	6,304	7,193	8,985	11,472	1.28%	1.31%	1.40%	1.61%	2.09%
Short-term borrowings	2,288	525	306	95	31	1.20%	0.35%	0.30%	0.28%	0.23%
Long-term borrowings subordinated debentures	3,832	4,007	5,940	7,991	10,875	4.15%	4.01%	4.18%	3.95%	3.94%
	15,084	12,868	15,241	18,478	24,064	1.16%	1.08%	1.28%	1.58%	1.99%

	$50,596	$47,557	$43,850	$40,198	$41,320

						3.39%	3.50%	3.39%	3.22%	3.19%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2016 Versus 2015			2015 Versus 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$6,180	$(1,295)	$4,885	$3,205	$(1,729)	$1,476
Tax-exempt	52	(11)	41	347	(101)	246
Securities
Taxable	(138)	205	67	(52)	(312)	(364)
Tax-exempt	111	(14)	97	(203)	179	(24)
Interest bearing deposits with other banks	19	146	165	—	—	—
Total interest earned on interest earning assets	6,224	(969)	5,255	3,297	(1,963)	1,334
Interest paid on
Interest bearing demand deposits	16	109	125	19	10	29
Savings deposits	376	139	515	115	86	201
Time deposits	129	(141)	(12)	(426)	(463)	(889)
Short-term borrowings	171	1,592	1,763	170	49	219
Long-term borrowings and subordinated debentures	(307)	132	(175)	(1,710)	(223)	(1,933)
Total interest paid on interest bearing liabilities	385	1,831	2,216	(1,832)	(541)	(2,373)
Net interest income	$5,839	$(2,800)	$3,039	$5,129	$(1,422)	$3,707

Noninterest Income

Noninterest income totaled 0.73%, 0.81% and 0.79%, of average assets in 2016, 2015 and 2014, respectively.   Noninterest income totaled $11.6 million in 2016 compared to $11.9 million in 2015 and $11.2 million in 2014.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2016	2015	2014
Insurance commissions	$4,022	$4,042	$4,400
Service fees related to deposit accounts	4,370	4,285	4,405
Realized securities gains, net	1,127	1,444	213
Bank owned life insurance income	1,054	1,040	1,071
Other	1,027	1,050	1,134
Total	$11,600	$11,861	$11,223

Noninterest Expense

Noninterest expense was well controlled in both 2016 and 2015.  These expenses totaled $34.8 million, $33.6 million and $35.3 million, or 2.2%, 2.3% and 2.5% of average assets for each of the years ended December 31, 2016, 2015 and 2014.  Total noninterest expense increased $1.2 million in 2016 compared to 2015 and decreased $1.7 million in 2015 compared to 2014.  Our most notable changes in noninterest expense during 2016 were the increase in salaries, commissions and employee benefits, merger-related expenses and the reduction in write-downs of foreclosed properties.  Table IV below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2016	$	%	2015	$	%	2014
Salaries, commissions and employee benefits	$19,573	$1,935	11.0%	$17,638	$1,453	9.0%	$16,185
Net occupancy expense	2,098	134	6.8%	1,964	(59)	(2.9)%	2,023
Equipment expense	2,759	465	20.3%	2,294	208	10.0%	2,086
Professional fees	1,515	(101)	(6.3)%	1,616	187	13.1%	1,429
Advertising and public relations	445	(52)	(10.5)%	497	72	16.9%	425
Amortization of intangibles	247	47	23.5%	200	(50)	(20.0)%	250
FDIC premiums	875	(345)	(28.3)%	1,220	(572)	(31.9)%	1,792
Merger-related expense	933	933	n/a	—	—	n/a	—
Foreclosed properties expense	414	(270)	(39.5)%	684	(336)	(32.9)%	1,020
Loss (gain) on sales of foreclosed properties	(916)	(890)	n/m	(26)	(853)	(103.1)%	827
Write-downs of foreclosed properties	668	(1,747)	(72.3)%	2,415	(1,356)	(36.0)%	3,771
Other	6,191	1,061	20.7%	5,130	(386)	(7.0)%	5,516
Total	$34,802	$1,170	3.5%	$33,632	$(1,692)	(4.8)%	$35,324

Salaries, commissions and employee benefits: These expenses are 11% higher in 2016 compared to 2015 primarily due to general merit increases and an increase in our average annual full-time equivalent employees by 11, which includes the increase attributable to the HCB acquisition.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years.

Amortization of intangibles: Amortization of intangibles increased during 2016 as a result of the additional amortization of the core deposit intangible associated with the HCB acquisition.

FDIC premiums: FDIC premiums decreased 28% during 2016 reflecting a revised methodology and lower rates for the premium calculation applicable during the second half of 2016 and decreased 32% during 2015, reflecting a reduction in rate due to Summit Community's release from its MOU in late 2014. These lower effective premium rates are expected to continue.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the HCB acquisition and the pending FCB acquisition. Additional such costs will be incurred related to the FCB acquisition in the first half of 2017.

Write-downs of foreclosed properties:    These write-downs declined 72% during 2016. Management expects such write-downs to continue to trend lower than in recent years due to expected continued stabilization of real estate values in our primary market areas.

Other: Other expenses increased $1.1 million during 2016. The principal contributors to this increase include:

•
Deferred director compensation plan expenses increased $683,000. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense relative to the phantom return of each such investment. One such investment includes our common stock, the value of which increased 132% during 2016 and accounted for the principal reason for the increased cost of this plan;

•	Debit card related expenses increased $153,000 due to increased card usage and increased third-party processing fees; and

•	Mortgage warehouse lines of credit servicing fees of $288,000 were paid in conjunction with our new participation arrangement for such lines in 2016.

In addition, Summit recognized a $320,000 net gain on insurance proceeds in excess of related flood losses in 2016, which partially offsets other expenses.

Other expenses decreased during 2015 principally due to recognition of a $461,000 fraud loss in 2014.

Income Tax Expense

Income tax expense for the years ended December 31, 2016, 2015 and 2014 totaled $8.0 million, $6.9 million and $4.7 million, respectively. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates. Our effective tax rate (income tax expense as a percentage of income before taxes) for 2016, 2015 and 2014 were 31.6%, 30.0% and 29.2%, respectively. Our upward trending effective tax rate is a result of the average balance of taxable earning assets (principally loans) having grown significantly while the average balance of tax-exempt earnings assets has remained relatively stable.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2016 to $1.60 billion, an increase of 9.1% above 2015's average of $1.47 billion, and our year end December 31, 2016 assets were $266.2 million more than December 31, 2015.  Average assets increased 3.3% in 2015, from $1.42 billion in 2014.  Significant changes in the components of our balance sheet in 2016 and 2015 are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents increased $37.1 million during 2016, primarily due to acquired interest bearing deposits with other banks related to the HCB acquisition.

Loan Portfolio

Table V depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table V - Loans by Type
	2016		2015		2014		2013		2012
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$119,256	9.0%	$97,324	8.9%	$88,688	8.6%	$88,405	9.3%	$85,908	9.0%
Commercial real estate	586,014	44.4%	541,388	49.6%	475,343	46.0%	430,804	45.3%	430,837	45.0%
Construction and development	89,069	6.7%	75,648	6.9%	96,630	9.4%	86,712	9.1%	83,155	8.7%
Residential mortgage	406,293	30.8%	346,380	31.7%	340,269	33.0%	321,541	33.8%	331,980	34.7%
Mortgage warehouse lines	85,963	6.5%	—	—%	—	—%	—	—%	—	—%
Consumer	25,524	1.9%	19,297	1.8%	19,500	1.9%	19,900	2.1%	20,658	2.2%
Other	9,499	0.7%	11,683	1.1%	11,522	1.1%	3,279	0.4%	3,703	0.4%
Total loans	$1,321,618	100.0%	$1,091,720	100.0%	$1,031,952	100.0%	$950,641	100.0%	$956,241	100.0%
Total net loans averaged $1.2 billion in 2016, which represented 74% of total average assets compared to $1.1 billion in 2015, or 72% of total average assets. A continued improving economic environment in our market area contributed to 7.5% organic loan growth, excluding mortgage warehouse lines and purchased loans, in 2016, following 2015's growth of 5.7% and 2014's growth of 8.6% -- the first year of such growth since the onset of the economic downturn in 2008.

Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2016 and Note 3 for information regarding the volume of loans acquired in the HCB transaction.

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are disclosed in Note 17 of the accompanying consolidated financial statements but not reflected in the accompanying consolidated financial statements.  There have been no significant changes in these types of commitments and contingent liabilities and we do not anticipate any material losses as a result of these commitments.

Securities

Securities comprised approximately 15.2% of total assets at December 31, 2016 compared to 18.8% at December 31, 2015.  Average securities approximated $282.4 million for 2016 or 1.5% less than 2015's average of $286.6 million. Refer to

Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

The following table presents the fair value of our securities portfolio by type at December 31, 2016, 2015 and 2014.

	December 31
Dollars in thousands	2016	2015	2014
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$15,174	$21,475	$23,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,846	146,734	149,777
Nongovernment-sponsored entities	4,653	7,885	12,145
State and political subdivisions	—	1,953	8,694
Corporate debt securities	18,170	14,226	3,776
Total taxable debt securities	176,843	192,273	197,566
Tax-exempt debt securities
State and political subdivisions	89,562	88,442	85,261
Total tax-exempt debt securities	89,562	88,442	85,261
Equity securities	137	77	7
Total available for sale securities	$266,542	$280,792	$282,834

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

At December 31, 2016, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2016, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table VI - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$141	4.3%	$5,618	3.1%	$5,900	1.9%	$2,921	3.8%
Residential mortgage backed securities:
Government sponsored agencies	49,835	2.8%	79,553	2.2%	5,516	2.8%	3,547	2.8%
Nongovernment sponsored entities	2,059	3.3%	2,363	3.1%	209	4.5%	—	—%
State and political subdivisions	1,201	2.4%	3,533	3.5%	2,674	5.1%	83,603	3.8%
Corporate debt securities	—	—	—	—	1,750	3.5%	16,545	4.1%
Other	—	—	—	—	—	—	137	—
Total	$53,236	2.8%	$91,067	2.4%	$16,049	3.0%	$106,753	3.8%

Deposits

Total deposits at December 31, 2016 increased $228.8 million or 21.5% compared to December 31, 2015.  Deposits acquired in conjunction with the purchase of HCB totaled $106.9 million. In addition to acquired deposits, we have strengthened our focus on growing core transaction accounts. Excluding acquired deposits, core transaction accounts grew 13.2% during 2016 and 45.1% over the past five years.

Table VII - Deposits
Dollars in thousands	2016	2015	2014	2013	2012
Noninterest bearing demand	$149,737	$119,010	$115,427	$92,837	$100,592
Interest bearing demand	262,591	215,721	204,030	186,578	175,706
Savings	337,348	266,825	253,578	193,446	193,039
Time deposits	545,843	465,153	488,279	530,951	557,788
Total deposits	$1,295,519	$1,066,709	$1,061,314	$1,003,812	$1,027,125

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2016.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $342.6 million at December 31, 2016.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $101.0 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2016, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $53.1 million from $171.4 million at December 31, 2015 to $224.5 million at December 31, 2016.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $46.7 million at December 31, 2016 and $75.6 million at December 31, 2015 consisted primarily of structured repurchase agreements with unaffiliated institutions.  Long-term borrowings from the FHLB totaled $767,000 at December 31, 2016, compared to $873,000 outstanding at December 31, 2015.  At December 31, 2016, we had a $903,000 term loan which is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. During 2007, we entered into $110 million of structured repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured repurchase agreements totaled $45.0 million at December 31, 2016.  Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

ASSET QUALITY

As a result of a historically slow economic recovery, our foreclosed properties portfolio remains elevated relative to our peers. Prior elevated levels of nonperforming loans have returned to acceptable levels. Management expects net reductions in foreclosed properties to continue, although not as rapid as over the past two years.

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing TDRs are excluded from nonperforming loans.

Table VIII presents a summary of nonperforming assets at December 31, as follows:

Table VIII - Nonperforming Assets
Dollars in thousands	2016	2015	2014	2013	2012
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Residential construction & development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	—	9	—	—	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	—	9	—	—	—
Nonaccrual loans
Commercial	298	853	392	1,224	5,002
Commercial real estate	4,845	5,955	1,844	2,318	2,556
Commercial construction & development	—	—	—	3,782	—
Residential construction & development	4,465	5,623	4,619	9,048	13,641
Residential real estate	4,815	3,245	5,556	2,446	16,522
Consumer	151	83	83	128	55
Total nonaccrual loans	14,574	15,759	12,494	18,946	37,776
Foreclosed properties
Commercial	—	—	110	—	—
Commercial real estate	1,749	1,300	5,204	9,903	11,835
Commercial construction & development	8,610	8,717	10,179	11,125	17,597
Residential construction & development	13,265	14,069	19,267	20,485	23,074
Residential real estate	880	1,481	2,769	11,879	3,666
Total foreclosed properties	24,504	25,567	37,529	53,392	56,172
Repossessed assets	12	5	221	8	6
Total nonperforming assets	$39,090	$41,340	$50,244	$72,346	$93,954
Total nonperforming loans as a percentage of total loans	1.10%	1.45%	1.21%	1.99%	3.96%
Total nonperforming assets as a percentage of total assets	2.22%	2.77%	3.48%	5.22%	6.77%
Allowance for loan losses as a percentage of nonperforming loans	80.10%	72.75%	89.38%	66.82%	47.47%
Allowance for loan losses as a percentage of period end loans	0.88%	1.05%	1.08%	1.33%	1.88%

Refer to Note 7 for information regarding our past due loans, impaired loans, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2016, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

We maintain the allowance for loan losses at a level considered adequate to provide for estimated probable credit losses inherent in the loan portfolio.  The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is provided in Note 8 of the accompanying financial statements.

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

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. The fair values of the underlying collateral value or the discounted cash flows remain in excess of the recorded investment in many of our nonperforming loans and therefore, no specific reserve allocation is required.

At December 31, 2016 and 2015, our allowance for loan losses totaled $11.7 million, or 0.88% of total loans and $11.5 million, or 1.05% of total loans, respectively and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2016 decline as a percentage of total loans is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Also contributing to this decline are purchased loans and mortgage warehouse lines of credit. Purchased loans are recorded on the balance sheet at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. During 2016, we entered into a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. We have experienced no losses related to this lending segment, therefore, we analyzed the lead banks loss history and related provision and noted they had incurred no losses and therefore had no related allowance. Table IX presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table IX - Allocation of the Allowance for Loan Losses
	2016		2015		2014		2013		2012
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$934	9.0%	$781	8.9%	$1,204	8.6%	$1,323	9.3%	$782	9.0%
Commercial real estate	5,547	44.4%	4,566	49.6%	2,244	46.0%	1,610	45.3%	4,656	45.1%
Construction and development	2,287	6.7%	2,867	6.9%	3,844	9.4%	5,724	9.1%	5,358	8.7%
Residential real estate	2,682	30.8%	3,099	31.7%	3,547	33.0%	3,904	33.8%	6,984	34.7%
Mortgage warehouse lines	—	6.5%	—	—%	—	—%	—	—%	—	—%
Consumer	121	1.9%	59	1.8%	97	1.9%	48	2.1%	132	2.1%
Other	103	0.7%	100	1.1%	231	1.1%	50	0.4%	21	0.4%
Total	$11,674	100.0%	$11,472	100.0%	$11,167	100.0%	$12,659	100.0%	$17,933	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table X - Allowance for Loan Losses
Dollars in thousands	2016	2015	2014	2013	2012
Balance, beginning of year	$11,472	$11,167	$12,659	$17,933	$17,712
Losses
Commercial	489	77	390	723	1,273
Commercial real estate	303	737	11	1,040	1,442
Construction and development	136	457	3,535	3,596	3,757
Residential real estate	344	701	514	5,359	2,114
Mortgage warehouse lines	—	—	—	—	—
Consumer	98	69	265	79	136
Other	185	110	118	162	95
Total	1,555	2,151	4,833	10,959	8,817
Recoveries
Commercial	73	10	34	12	13
Commercial real estate	48	303	358	682	64
Construction and development	840	456	298	187	61
Residential real estate	145	206	254	138	228
Mortgage warehouse lines	—	—	—	—	—
Consumer	76	105	74	79	95
Other	75	126	73	87	77
Total	1,257	1,206	1,091	1,185	538
Net losses	298	945	3,742	9,774	8,279
Provision for loan losses	500	1,250	2,250	4,500	8,500
Balance, end of year	$11,674	$11,472	$11,167	$12,659	$17,933

Net losses as a % of average loans	0.02%	0.09%	0.38%	1.02%	0.85%

At December 31, 2016 and 2015, we had approximately $24.5 million and $25.6 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at the lower of investment in the real estate or fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $630.1 million or 35.8% of total consolidated assets at December 31, 2016.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $564.4 million.  At December 31, 2016, we had available borrowing capacity of $342.6 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2016 was approximately $101 million, which is secured by a pledge of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2016, our loan growth was funded by deposits as our loans increased approximately $228.5 million, while total deposits increased $228.8 million.  Long-term borrowings declined $28.9 million, due to maturing long-term repurchase agreements and were replaced primarily with short-term FHLB borrowings.

Liquidity risk represents the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, customer or creditor perception of financial strength and events unrelated to Summit such as war, terrorism, or financial institution market specific issues.  The Asset/Liability Management Committee (“ALCO”), comprised of members of senior management and certain members of the Board of Directors, oversees our liquidity risk management process.   The ALCO develops and recommends policies and limits governing our liquidity to the Board of

Directors for approval with the objective of ensuring that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal and “stressed” circumstances.
Refer to page 14 of Item 1A. Risk Factors for further discussion of our liquidity risk.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

Growth and Expansion:  During 2016, we spent approximately $1.9 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $3.5 - $5 million in 2017, primarily for new branch sites and construction, equipment upgrades, office renovations, and FCB exterior signage.

Management anticipates that the Company’s assets will continue to grow in 2017 at a pace modestly greater when compared to our 18% growth experienced in 2016.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 8.8% at December 31, 2016 compared to 9.6% at December 31, 2015. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $54.3 million, $37.7 million and $78.5 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 20 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

Our regulatory capital ratios were lower at December 31, 2016 as a result of balance sheet growth which resulted principally from the HCB acquisition and mortgage warehouse lines of credit participation program.

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

Dividends:  Cash dividends per share totaled $0.40 and $0.32 during 2016 and 2015, respectively, representing dividend payout ratios of 24.7% and 21.1%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2017. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2017, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $21.1 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2016.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2017	$918	$270
2018	45,017	182
2019	18	150
2020	19	23
2021	20	—
Thereafter	20,267	—
Total	$66,259	$625

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2016 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XII - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$63,769
Construction loans	41,472
Other loans	131,291
Standby letters of credit	3,895
Total	$240,427

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2016
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$15,165	$15,283	$15,906	$17,737
Net interest income	11,779	11,734	12,037	13,457
Net income	4,063	4,243	4,281	4,710
Net income applicable to common shares	4,063	4,243	4,281	4,710
Basic earnings per share	$0.38	$0.40	$0.40	$0.44
Diluted earnings per share	$0.38	$0.40	$0.40	$0.44

	2015
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$14,743	$14,658	$14,531	$14,951
Net interest income	11,520	11,458	11,305	11,733
Net income	4,285	4,010	3,661	4,146
Net income applicable to common shares	4,285	4,010	3,661	4,146
Basic earnings per share	$0.49	$0.38	$0.34	$0.39
Diluted earnings per share	$0.41	$0.38	$0.34	$0.39

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  At December 31, 2016, our interest rate risk position was slightly liability sensitive.   That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

Several techniques are available to monitor and control the level of interest rate risk.  We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in rates is assumed to gradually take place over a 12 month period and then remain stable, except for the up 400 scenario, which assumes a gradual increase in rates over 24 months.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2016.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above and are well within our ALCO policy limits shown below relative to reductions in net interest income over the ensuing twelve month period.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months		13 - 24 Months
Interest Rates	Policy	Actual	Actual
Down 100 basis points (1)	-7%	0.34%	1.86%
Up 200 basis points (1)	-10%	-1.90%	0.73%
Up 400 basis points (2)	-15%	-1.57%	-1.81%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Summit Financial Group, Inc. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

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
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited Summit Financial Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Summit Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended of Summit Financial Group, Inc. and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion

Winchester, Virginia
February 28, 2017

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheet of Summit Financial Group, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of Summit Financial Group, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated balance sheet of Summit Financial Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Charleston, West Virginia
February 26, 2016

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2016	2015
ASSETS
Cash and due from banks	$4,262	$3,625
Interest bearing deposits with other banks	42,354	5,862
Cash and cash equivalents	46,616	9,487
Securities available for sale	266,542	280,792
Other investments	12,942	8,949
Loans held for sale	176	779
Loans, net	1,307,862	1,079,331
Property held for sale	24,504	25,567
Premises and equipment, net	23,737	21,572
Accrued interest receivable	6,167	5,544
Goodwill and other intangible assets	13,652	7,498
Cash surrender value of life insurance policies	39,143	37,732
Other assets	17,306	15,178
Total assets	$1,758,647	$1,492,429

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$149,737	$119,010
Interest bearing	1,145,782	947,699
Total deposits	1,295,519	1,066,709
Short-term borrowings	224,461	171,394
Long-term borrowings	46,670	75,581
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	17,048	15,412
Total liabilities	1,603,287	1,348,685
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2016 - 10,883,509 shares, 2015 - 10,853,566 shares; outstanding: 2016 - 10,736,970 shares, 2015 - 10,671,744 shares	46,757	45,741
Unallocated common stock held by Employee Stock Ownership Plan - 2016 - 146,539 shares, 2015 - 181,822 shares	(1,583)	(1,964)
Retained earnings	113,448	100,423
Accumulated other comprehensive loss	(3,262)	(456)
Total shareholders' equity	155,360	143,744
Total liabilities and shareholders' equity	$1,758,647	$1,492,429

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2016	2015	2014
Interest income
Interest and fees on loans
Taxable	$56,439	$51,554	$50,078
Tax-exempt	541	514	352
Interest and dividends on securities
Taxable	4,395	4,329	4,693
Tax-exempt	2,543	2,479	2,495
Interest on interest bearing deposits with other banks	173	7	8
Total interest income	64,091	58,883	57,626
Interest expense
Interest on deposits	8,964	8,336	8,995
Interest on short-term borrowings	2,288	525	306
Interest on long-term borrowings and subordinated debentures	3,832	4,006	5,940
Total interest expense	15,084	12,867	15,241
Net interest income	49,007	46,016	42,385
Provision for loan losses	500	1,250	2,250
Net interest income after provision for loan losses	48,507	44,766	40,135
Noninterest income
Insurance commissions	4,022	4,042	4,400
Service fees related to deposit accounts	4,370	4,285	4,405
Realized securities gains, net	1,127	1,444	213
Bank owned life insurance income	1,054	1,040	1,071
Other	1,027	1,050	1,134
Total noninterest income	11,600	11,861	11,223
Noninterest expenses
Salaries, commissions and employee benefits	19,573	17,638	16,185
Net occupancy expense	2,098	1,964	2,023
Equipment expense	2,759	2,294	2,086
Professional fees	1,515	1,616	1,429
Advertising and public relations	445	497	425
Amortization of intangibles	247	200	250
FDIC premiums	875	1,220	1,792
Merger-related expenses	933	—	—
Foreclosed properties expense	414	684	1,020
Loss (gain) on sales of foreclosed properties, net	(916)	(26)	827
Write-downs of foreclosed properties	668	2,415	3,771
Other	6,191	5,130	5,516
Total noninterest expenses	34,802	33,632	35,324
Income before income tax expense	25,305	22,995	16,034
Income tax expense	8,008	6,893	4,678
Net income	17,297	16,102	11,356
Dividends on preferred shares	—	—	771
Net income applicable to common shares	$17,297	$16,102	$10,585

Basic earnings per common share	$1.62	$1.56	$1.40

Diluted earnings per common share	$1.61	$1.50	$1.17

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
Net income	$17,297	$16,102	$11,356
Other comprehensive (loss) income:
Net unrealized gain (loss) on cashflow hedges of:
2016 - $459, net of deferred taxes of $170; 2015 - ($2,160), net of deferred taxes of ($799); 2014 - ($3,714), net of deferred taxes of ($1,374)	289	(1,361)	(2,340)
Net unrealized gain (loss) on available for sale debt securities of:
2016 - ($4,913), net of deferred taxes of ($1,818) and reclassification adjustment for net realized gains included in net income of $1,127, net of tax of $417	(3,095)
2015 - ($1,852), net of deferred taxes of ($685) and reclassification adjustment for net realized gains included in net income of $1,444, net of tax of $534		(1,167)
2014 - $7,037, net of deferred taxes of $2,604 and reclassification adjustment for net realized gains included in net income of $213, net of tax of $79			4,433
Total other comprehensive (loss) income	(2,806)	(2,528)	2,093
Total comprehensive income	$14,491	$13,574	$13,449

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2016, 2015 and 2014

Dollars in thousands (except per share amounts)	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity
Balance, December 31, 2013	$3,519	$5,776	$24,664	$—	$77,134	$(21)	$111,072
Net income	—	—	—	—	11,356	—	11,356
Other comprehensive income						2,093	2,093
Exercise of stock options - 10,160 shares	—	—	71	—	—	—	71
Stock compensation expense	—	—	1	—	—	—	1
Conversion of Series 2009 Preferred Stock to common stock	(100)	—	100	—	—	—	—
Conversion of Series 2011 Preferred Stock to common stock	—	(12)	12	—	—	—	—
Series 2009 Preferred Stock cash dividends declared ($80.00 per share)	—	—	—	—	(295)	—	(295)
Series 2011 Preferred Stock cash dividends declared ($40.00 per share)	—	—	—	—	(476)	—	(476)
Issuance of 819,384 shares of common stock	—	—	7,822	—	—	—	7,822
Balance, December 31, 2014	3,419	5,764	32,670	—	87,719	2,072	131,644
Net income	—	—	—	—	16,102	—	16,102
Other comprehensive loss						(2,528)	(2,528)
Exercise of stock options - 6,560 shares	—	—	51	—	—	—	51
Stock compensation expense	—	—	151	—	—	—	151
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,404	—	—	—	(15)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,747	—	—	—	(17)
Issuance of 499,665 shares of common stock	—	—	4,772	—	—	—	4,772
Purchase of unallocated common stock of 208,333 shares held by ESOP	—	—	—	(2,250)	—	—	(2,250)
Unallocated ESOP shares committed to be released - 26,511 shares	—	—	26	286	—	—	312
Purchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock cash dividends declared ($0.32 per share)	—	—	—	—	(3,398)	—	(3,398)
Balance, December 31, 2015	—	—	45,741	(1,964)	100,423	(456)	143,744
Net income	—	—	—	—	17,297	—	17,297
Other comprehensive loss						(2,806)	(2,806)
Exercise of stock options - 24,740 shares	—	—	447	—	—	—	447
Stock compensation expense	—	—	200	—	—	—	200
Unallocated ESOP shares committed to be released - 35,283 shares	—	—	268	381	—	—	649
Common stock issuances from reinvested dividends	—	—	101	—	—	—	101
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	(4,272)	—	(4,272)
Balance, December 31, 2016	$—	$—	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,297	$16,102	$11,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,224	1,076	1,074
Provision for loan losses	500	1,250	2,250
Share-based compensation expense	200	151	1
Deferred income tax (benefit) expense	(357)	190	1,004
Loans originated for sale	(10,593)	(4,762)	(2,663)
Proceeds from sale of loans	11,196	4,510	2,457
Realized securities gains, net	(1,127)	(1,444)	(213)
Loss (gain) on disposal of assets	(946)	(24)	815
Write-downs of foreclosed properties	668	2,415	3,771
Amortization of securities premiums, net	4,325	5,131	5,279
Amortization (accretion) related to acquisitions, net	(44)	12	12
Amortization of intangibles	247	200	250
(Increase) decrease in accrued interest receivable	(254)	293	(169)
Increase in cash surrender value of bank owned life insurance	(1,059)	(1,032)	(1,088)
Increase in other assets	(894)	(1,077)	(55)
Increase in other liabilities	2,827	657	1,521
Net cash provided by operating activities	23,210	23,648	25,602
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	3,235	2,043	4,051
Proceeds from sales of securities available for sale	72,453	69,632	80,914
Principal payments received on securities available for sale	35,881	38,502	34,390
Purchases of securities available for sale	(99,497)	(113,677)	(111,438)
Purchases of other investments	(18,273)	(9,997)	(3,899)
Proceeds from redemptions of other investments	14,066	7,231	5,532
Net loans made to customers	(170,716)	(63,359)	(87,983)
Purchases of premises and equipment	(1,857)	(2,588)	(511)
Proceeds from disposal of premises and equipment	43	—	9
Proceeds from sale of repossessed assets & property held for sale	4,705	13,224	14,602
Net cash and cash equivalents acquired in acquisition	31,409	—	—
Net cash used in investing activities	(128,551)	(58,989)	(64,333)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	78,462	28,487	100,174
Net increase (decrease) in time deposits	43,575	(23,125)	(42,672)
Net increase in short-term borrowings	53,068	47,761	60,865
Repayment of long-term borrowings	(28,911)	(1,909)	(86,027)
Repayment of subordinated debt	—	(16,800)	—
Net proceeds from issuance of common stock	101	4,772	7,822
Purchase and retirement of common stock	—	(1,080)	—
Purchase of unallocated common stock held by ESOP	—	(2,250)	—
Exercise of stock options	447	51	71
Dividends paid on common stock	(4,272)	(3,398)	—
Dividends paid on preferred stock	—	(191)	(774)
Net cash provided by financing activities	142,470	32,318	39,459
Increase (decrease) in cash and cash equivalents	37,129	(3,023)	728
Cash and cash equivalents:
Beginning	9,487	12,510	11,782
Ending	$46,616	$9,487	$12,510

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$15,175	$12,854	$15,862
Income taxes	$8,022	$7,440	$2,843
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$2,394	$2,622	$2,961
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$70,894	$—	$—
Liabilities assumed	$107,094	$—	$—

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

Use of estimates:  We must make estimates and assumptions that affect the reported amounts and disclosures in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Summit and its wholly-owned subsidiaries.  All significant accounts and transactions among these entities have been eliminated.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

Cash and cash equivalents:  Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest bearing deposits with other banks and federal funds sold.

Loans held for sale: Loans held for sale are valued at the lower of aggregate carrying cost or fair value. Gains or losses realized on the sales of loans are recognized in other income at the time of sale.

Cash surrender value of life insurance policies: We have purchased life insurance policies on certain employees. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Presentation of cash flows:  For purposes of reporting, cash flows from demand deposits, NOW accounts, savings accounts and short-term borrowings are reported on a net basis, since their original maturities are less than three months.  Cash flows from loans and certificates of deposit and other time deposits are reported net.

Advertising:  Advertising costs are expensed as incurred.

Trust services:  Assets held in an agency or fiduciary capacity are not our assets and are not included in the accompanying consolidated balance sheets.  Trust services income is recognized on the cash basis in accordance with customary banking practice.  Reporting such income on a cash basis does not produce results that are materially different from those that would result from use of theaccrual basis.

Unconsolidated subsidiary trusts::  In accordance with accounting principles generally accepted in the United States, we do not consolidate subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. See Note 13 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures owed to unconsolidated subsidiary trusts.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Acquisitions	Note 3	Page 59
Fair Value Measurements	Note 4	Page 62
Securities	Note 5	Page 67
Other Investments	Note 6	Page 70
Loans	Note 7	Page 71
Allowance for Loan Losses	Note 8	Page 79
Property Held for Sale	Note 9	Page 82
Premises and Equipment	Note 10	Page 83
Goodwill and Other Intangible Assets	Note 11	Page 83
Securities Sold Under Agreements to Repurchase	Note 13	Page 85
Derivative Financial Instruments	Note 14	Page 87
Income Taxes	Note 15	Page 88
Employee Benefit Plans	Note 16	Page 90
Share-Based Compensation	Note 16	Page 91
Operating Segments	Note 21	Page 95
Earnings Per Share	Note 22	Page 97
Accumulated Other Comprehensive Income	Note 23	Page 97

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for us beginning January 1, 2016, and did not impact our financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs specifies that debt issuance costs related to a recognized liability are to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 was effective for us January 1, 2016 and did not impact our financial statements.

ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), issued in August 2015, specifies thatdeferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement is an acceptable accounting method.

ASU 2015-05, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for us on January 1, 2016 and did not impact our financial statements.

ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently assessing the impact that ASU 2016-02 will have on our financial statements.
During March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-05 to have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. We do not expect the adoption of ASU 2016-07 to have a material impact on our financial statements.

During March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Shares-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently assessing the impact that ASU 2016-09 will have on our financial statements.

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We are currently assessing the impact that ASU 2016-13 will have on our financial statements.

During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments are to be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU are to be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial statements.

During January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact that this ASU will have on our financial statements.

NOTE 3. ACQUISITIONS

Highland County Bankshares, Inc.

On October 1, 2016, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Highland County Bankshares, Inc. ("HCB") and its subsidiary First and Citizens Bank, headquartered in Monterey, Virginia. With this transaction, Summit expands its footprint into the Virginia counties of Highland, Bath and Augusta, each of which are contiguous with counties where Summit has existing offices. Pursuant to the Agreement and Plan of Merger dated February 29, 2016, HCB's shareholders received $38.00 for each share of HCB common stock they owned, or approximately $21.8 million in the aggregate. HCB's assets and liabilities approximated $123 million and $107 million, respectively, at September 30, 2016.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of HCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $4.79 million in connection with the acquisition, which is not amortized for financial reporting purposes but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 16 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on October 1, 2016 in connection with the acquisition of HCB, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by HCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration paid			$21,826

Identifiable assets acquired:
Cash and cash equivalents	$53,235	$—	$53,235
Securities available for sale, at fair value	5,932	—	5,932
Loans
Purchased performing	58,931	(467)	58,464
Purchased credit impaired	2,910	(528)	2,382
Allowance for loan losses	(1,040)	1,040	—
Premises and equipment	1,925	(307)	1,618
Property held for sale	41	(18)	23
Core deposit intangibles	—	1,610	1,610
Other assets	906	(41)	865
Total identifiable assets acquired	$122,840	$1,289	$124,129

Identifiable liabilities assumed:
Deposits	106,907	(145)	106,762
Other liabilities	332	—	332
Total identifiable liabilities assumed	$107,239	$(145)	$107,094

Net identifiable assets acquired	$15,601	$1,434	$17,035

Preliminary goodwill resulting from acquisition			$4,791

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents: The carrying amount of these assets approximates their fair value based on the short-term nature of these assets.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market.

Loans: Fair values for loans are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, collectibility, fixed or variable interest rate, term of loan, amortization status and current market rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns, if any.

Premises and equipment: The fair value of HCB's real property was determined based upon appraisals by licensed appraisers. The fair value of tangible personal property, which is not material, was assumed to equal the carrying value by HCB.

Core deposit intangible: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits.

Deposits: The fair values of the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Loans acquired in a business combinationare recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition is accounted for as a"nonaccretable difference," and is available to absorb future credit losses on those loans. For purposes of determining the nonaccretable difference, no prepayments are generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is accounted for as accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. We account for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

The PCI loan portfolio related to the HCB acquisition was accounted for at estimated fair value on the date of acquisition, October 1, 2016, as follows:

Dollars in thousands	Acquired Loans -PCI
Contractual principal and interest due	$3,301
Nonaccretable difference	(586)
Expected cash flows	2,715
Accretable yield	(333)
Purchase credit impaired loans - estimated fair value	$2,382
The following table estimates the pro forma revenue, net income and diluted earnings per share of the combined entities of Summit and HCB as if the acquisition taken place on January 1, 2014. The pro forma revenue, net income and diluted earnings per share combines the historical results of HCB with Summit's consolidated statements of income for the periods below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2014. Acquisition related expenses of $933,000 were included in our actual consolidated statement of income for the year ended December 31, 2016, but were excluded from the pro forma information listed below. Additionally, HCB incurred acquisition related expenses of $405,000 in 2016 which were also excluded. We expect to achieve operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below.

	Summit & HCB Pro Forma
	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
Total revenues, net of interest expense	$64,149	$62,684	$58,400
Net income	$18,042	$16,861	$11,271
Diluted earnings per share	$1.68	$1.57	$1.24

It is impracticable for us to provide total revenue, net income and diluted earnings per share attributable to the operations of HCB that were included in our consolidated statement of income from October 1, 2016 (date of acquisition) through December 31, 2016, since HCB's operations were merged and fully integrated into Summit's bank subsidiary operations upon acquisition and meaningful financial information relative to those operations is not available.

First Century Bankshares, Inc.

On June 1, 2016, we entered into a Definitive Merger Agreement between SCB and First Century Bankshares, Inc. ("FCB"). Pursuant to the terms of the merger agreement, SCB will acquire all of the outstanding shares of common stock of FCB in exchange for cash in the amount of $22.50 per share or 1.2433 shares of Summit common stock. FCB shareholders will have a right to receive cash, Summit's common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 35% cash and 65% stock consideration in the aggregate, subject to an adjustment if FCB’s adjusted shareholders’ equity as of the effective date of the merger deviates materially from the target determined by the parties. FCB's assets approximated $405 million at December 30, 2016. FCB's shareholders and all regulatory agencies have approved and we anticipate the acquisition will close early 2017, subject to customary closing conditions.

The following table illustrates the pro forma revenue, net income and diluted earnings per share of the combined entities of Summit, HCB and FCB had the acquisitions taken place on January 1, 2014. The pro forma revenue, net income and diluted earnings per share combines the historical results of HCB and FCB with Summit's consolidated statements of income for the periods below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2014. Acquisition related expenses of $933,000 were included in our actual consolidated statement of net income for the year ended December 31, 2016, but were excluded from the pro forma information listed below. HCB and FCB incurred acquisition related expenses of $405,000 and $400,000, respectively, in 2016 which were also excluded. In addition and also excluded, was a 2016 charge of $5.46 million by FCB relative to the termination of its defined benefit plan, which was required in conjunction with the merger. We expect to achieve operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below.

	Summit, HCB & FCB Pro Forma
	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
Total revenues, net of interest expense	$83,239	$82,191	$77,894
Net income	$21,259	$19,874	$15,133
Diluted earnings per share	$1.73	$1.62	$1.41

NOTE 4.  FAIR VALUE MEASUREMENTS

Fair value is based upon the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is utilized to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs used to measure fair value are as follows:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Accordingly, securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale and impaired loans held for investment.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the discounted cash flows or collateral value exceeds the recorded investments in such loans. These loans are carried at recorded loan investment and therefore are not included in the following tables of loans measured at fair value. Impaired loans internally graded as substandard, doubtful, or loss are evaluated using the fair value of collateral method.  All other impaired loans are measured for impairment using the discounted cash flows method. Impaired loans where an allowance is established based on the fair value of collateral are included in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

When impaired loans are deemed required to be included in the fair value hierarchy, management immediately begins the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for loan losses or charge-off is necessary.  Current appraisals are ordered once a loan is deemed impaired if the existing appraisal is more than twelve months old, or more frequently if there is known deterioration in value. For recently identified impaired loans, a current appraisal may not be available at the financial statement date. Until the current appraisal is obtained, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal is received (which is generally within 3 months of a loan being identified as impaired), management then re-evaluates the fair value of the collateral and adjusts any specific allocated allowance for loan losses, as appropriate.  In addition, management also assigns a discount of 7–10% for the estimated costs to sell the collateral.

Property Held for Sale:  Property held for sale consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,174	$—	$15,174	$—
Mortgage backed securities:
Government sponsored agencies	138,846	—	138,846	—
Nongovernment sponsored entities	4,653	—	4,653	—
Corporate debt securities	18,170	—	18,170	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	89,562	—	89,562	—
Total available for sale securities	$266,542	$—	$266,542	$—

Derivative financial assets
Interest rate swaps	$200	$—	$200	$—

Derivative financial liabilities
Interest rate swaps	$4,611	$—	$4,611	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$21,475	$—	$21,475	$—
Mortgage backed securities:
Government sponsored agencies	146,734	—	146,734	—
Nongovernment sponsored entities	7,885	—	7,885	—
State and political subdivisions	1,953	—	1,953	—
Corporate debt securities	14,226	—	14,226	—
Other equity securities	77	—	77	—
Tax-exempt state and political subdivisions	88,442	—	88,442	—
Total available for sale securities	$280,792	$—	$280,792	$—

Derivative financial assets
Interest rate swaps	$94	$—	$94	$—

Derivative financial liabilities
Interest rate swaps	$5,166	$—	$5,166	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$176	$—	$176	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$1,075	$—	$1,075	$—

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	19,327	—	19,327	—
Residential real estate	279	—	279	—
Total property held for sale	$20,582	$—	$20,582	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2015	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$779	$—	$779	$—

Collateral-dependent impaired loans
Commercial real estate	$627	$—	$—	$627
Construction and development	1,054	—	—	1,054
Residential real estate	279	—	279	—
Total collateral-dependent impaired loans	$1,960	$—	$279	$1,681

Property held for sale
Commercial real estate	$1,103	$—	$1,103	$—
Construction and development	18,477	—	18,419	58
Residential real estate	314	—	314	—
Total property held for sale	$19,894	$—	$19,836	$58

The following summarizes the methods and significant assumptions we used in estimating our fair value disclosures for financial instruments, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. .

Cash and cash equivalents:  The carrying values of cash and cash equivalents approximate their estimated fair value.

Securities:  Estimated fair values of securities are based on quoted market prices, where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Other investments: Other investments consists of FHLB stock, which does not have readily determinable fair values and is carried at cost and an investment in a limited partnership which owns interests in a diversified portfolio of qualified affordable housing projects which is reflected at its carrying value.

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

Off-balance sheet instruments:  The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counter parties.  The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant and therefore, the estimated fair values and carrying values are not shown below.

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31
	2016		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,616	$46,616	$—	$46,616	$—
Securities available for sale	266,542	266,542	—	266,542	—
Other investments	12,942	12,942	—	12,942	—
Loans held for sale, net	176	176	—	176	—
Loans, net	1,307,862	1,321,235	—	1,075	1,320,160
Accrued interest receivable	6,167	6,167	—	6,167	—
Derivative financial assets	200	200	—	200	—
	$1,640,505	$1,653,878	$—	$333,718	$1,320,160
Financial liabilities
Deposits	$1,295,519	$1,309,820	$—	$1,309,820	$—
Short-term borrowings	224,461	224,461	—	224,461	—
Long-term borrowings	46,670	49,013	—	49,013	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	736	736	—	736	—
Derivative financial liabilities	4,611	4,611	—	4,611	—
	$1,591,586	$1,608,230	$—	$1,608,230	$—

	At December 31
	2015		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$9,487	$9,487	$—	$9,487	$—
Securities available for sale	280,792	280,792	—	280,792	—
Other investments	8,949	8,949	—	8,949	—
Loans held for sale, net	779	779	—	779	—
Loans, net	1,079,331	1,084,955	—	279	1,084,676
Accrued interest receivable	5,544	5,544	—	5,544	—
Derivative financial assets	94	94	—	94	—
	$1,384,976	$1,390,600	$—	$305,924	$1,084,676
Financial liabilities
Deposits	$1,066,709	$1,077,510	$—	$1,077,510	$—
Short-term borrowings	171,394	171,394	—	171,394	—
Long-term borrowings	75,581	80,506	—	80,506	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	826	826	—	826	—
Derivative financial liabilities	5,166	5,166	—	5,166	—
	$1,339,265	$1,354,991	$—	$1,354,991	$—

NOTE 5.  SECURITIES

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

Securities available for sale: Securities not classified as "held to maturity" or as "trading" are classified as "available for sale."  Securities classified as "available for sale" are those securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes and reported as a separate component of shareholders' equity.

Trading securities: There are no securities classified as "trading" in the accompanying financial statements.

Impairment assessment:  Impairment exists when the fair value of a security is less than its cost.  Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  We perform a quarterly assessment of the debt and equity securities in our investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  This determination requires significant judgment.  Impairment is considered other-than-temporary when it becomes probable that we will be unable to recover the cost of an investment.  This assessment takes into consideration factors such as the length of time and the extent to which the market values have been less than cost, the financial condition and near term prospects of the issuer including events specific to the issuer or industry, defaults or deferrals of scheduled interest, principal or dividend payments, external credit ratings and recent downgrades and our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The amount of the write down is included in other-than-temporary impairment of securities in the consolidated statements of income.  The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

Realized gains and losses on sales of securities are recognized on the specific identification method.  Amortization of premiums and accretion of discounts are computed using the interest method.

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2016 and 2015, are summarized as follows:

	December 31, 2016
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,580	$642	$48	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,451	1,554	1,159	138,846
Nongovernment-sponsored entities	4,631	44	22	4,653
Corporate debt securities	18,295	23	148	18,170
Total taxable debt securities	175,957	2,263	1,377	176,843
Tax-exempt debt securities
State and political subdivisions
General obligations	49,449	569	1,388	48,630
Water and sewer revenues	9,087	63	149	9,001
Lease revenues	9,037	7	201	8,843
Electric revenues	3,247	10	48	3,209
Sales tax revenues	2,870	—	34	2,836
Other revenues	17,321	93	371	17,043
Total tax-exempt debt securities	91,011	742	2,191	89,562
Equity securities	137	—	—	137
Total available for sale securities	$267,105	$3,005	$3,568	$266,542

	December 31, 2015
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,461	$1,063	$49	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	145,586	1,943	795	146,734
Nongovernment-sponsored entities	7,836	82	33	7,885
State and political subdivisions
Water and sewer revenues	250	—	—	250
Other revenues	1,729	—	26	1,703
Corporate debt securities	14,494	—	268	14,226
Total taxable debt securities	190,356	3,088	1,171	192,273
Tax-exempt debt securities
State and political subdivisions
General obligations	52,490	1,767	41	54,216
Water and sewer revenues	7,614	172	—	7,786
Lease revenues	8,671	187	1	8,857
Special tax revenues	4,532	72	—	4,604
Other revenues	12,703	290	14	12,979
Total tax-exempt debt securities	86,010	2,488	56	88,442
Equity securities	77	—	—	77
Total available for sale securities	$276,443	$5,576	$1,227	$280,792

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2016
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

Michigan	$15,100	$7	$520	$14,587
Illinois	9,316	181	112	9,385
Texas	8,710	14	257	8,467
West Virginia	8,413	17	64	8,366
California	8,248	115	264	8,099

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.  Prior to July 1, 2013, we principally used credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”) to support analyses of our portfolio of securities issued by state and political subdivisions, as we generally do not purchase securities that are rated below the six highest NRSRO rating categories.  Beginning July 1, 2013, in addition to considering a security’s NRSRO rating, we also assess or confirm through an internal review of an issuer’s financial information and other applicable information that:  1) the issuer’s risk of default is low; 2) the characteristics of the issuer’s demographics and economic environment are satisfactory; and 3) the issuer’s budgetary position and stability of tax or other revenue sources are sound.

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2016	$72,453	$3,235	$35,881	$1,422	$295
2015	69,632	2,043	38,502	1,732	288
2014	80,914	4,051	34,390	1,037	824

Residential mortgage-backed obligations having contractual maturities ranging from 2 to 50 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 to 31 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2016, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$53,236	$53,659
Due from one to five years	91,067	91,536
Due from five to ten years	16,049	15,992
Due after ten years	106,616	105,218
Equity securities	137	137
Total	$267,105	$266,542

At December 31, 2016 and 2015, securities with estimated fair values of $103.3 million and $131.2 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

We held 121 available for sale securities having an unrealized loss at December 31, 2016.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2016 and 2015.

	2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$763	$(5)	$2,575	$(43)	$3,338	$(48)
Residential mortgage-backed securities:
Government-sponsored agencies	55,388	(985)	8,389	(174)	63,777	(1,159)
Nongovernment-sponsored entities	97	—	3,013	(22)	3,110	(22)
Corporate debt securities	968	(31)	3,136	(117)	4,104	(148)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,115	(1,388)	—	—	33,115	(1,388)
Water and sewer revenues	4,761	(149)	—	—	4,761	(149)
Lease revenues	7,011	(201)	—	—	7,011	(201)
Electric revenues	1,973	(48)	—	—	1,973	(48)
Sales tax revenues	2,836	(34)	—	—	2,836	(34)
Other revenues	8,445	(371)	—	—	8,445	(371)
Total temporarily impaired securities	115,357	(3,212)	17,113	(356)	132,470	(3,568)
Total	$115,357	$(3,212)	$17,113	$(356)	$132,470	$(3,568)

	2015
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$2,104	$(2)	$3,151	$(47)	$5,255	$(49)
Residential mortgage-backed securities:
Government-sponsored agencies	52,970	(569)	8,672	(226)	61,642	(795)
Nongovernment-sponsored entities	2,298	—	2,819	(33)	5,117	(33)
State and political subdivisions:
Other revenues	1,702	(26)	—	—	1,702	(26)
Corporate debt securities	8,367	(268)	—	—	8,367	(268)
Tax-exempt debt securities
State and political subdivisions:
General obligations	5,977	(41)	—	—	5,977	(41)
Lease revenues	576	(1)	—	—	576	(1)
Other revenues	1,218	(14)	—	—	1,218	(14)
Total temporarily impaired securities	75,212	(921)	14,642	(306)	89,854	(1,227)
Total	$75,212	$(921)	$14,642	$(306)	$89,854	$(1,227)

NOTE 6. OTHER INVESTMENTS

Summit is a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $9.59 million and $8.12 million at December 31, 2016 and 2015.

Summit has invested in a limited partnership which owns interests in a diversified portfolio of qualified affordable housing projects. As a result of this investment, Summit is allocated its proportional share of the limited partnership's operating losses and Federal Low Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for this investment, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for current income taxes. As of December 31, 2016 and 2015, our investment in the limited partnership totaled $3.33 million and $831,000, respectively. For the year ended December 31, 2016, Summit recognized $55,000 in tax credits and other tax benefits related to this investment. No credits were recognized in 2015 or 2014.

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

Commercial-related loans or portions thereof are charged off to the allowance for loan losses when the loss has been confirmed.  This determination is made on a case by case basis considering many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.  We deem a loss confirmed when a loan or a portion of a loan is classified “loss” in accordance with bank regulatory classification guidelines, which state, “Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted”.

Consumer-related loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy.  For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.  Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due.  Other consumer loans, if collateralized, are generally charged off to net realizable value at 120 days past due.

Loans are summarized as follows:

Dollars in thousands	2016	2015
Commercial	$119,088	$97,201
Commercial real estate
Owner-occupied	203,047	203,555
Non-owner occupied	381,921	337,294
Construction and development
Land and land development	72,042	65,500
Construction	16,584	9,970
Residential real estate
Non-jumbo	265,641	221,750
Jumbo	65,628	50,313
Home equity	74,596	74,300
Mortgage warehouse lines	85,966	—
Consumer	25,534	19,251
Other	9,489	11,669
Total loans, net of unearned fees	1,319,536	1,090,803
Less allowance for loan losses	11,674	11,472
Loans, net	$1,307,862	$1,079,331

The outstanding balance and the recorded investment of loans acquired pursuant to our acquisition of HCB (or acquired loans) that were recorded at fair value, without carryover of HCB's allowance for loan losses at the acquisition date and were included in the consolidated balance sheet at December 31, 2016 are as follows:

	Acquired Loans
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$2,714	$54,076	$56,790

Recorded investment
Commercial	$—	$4,292	$4,292
Commercial real estate
Owner-occupied	—	497	497
Non-owner occupied	—	3,874	3,874
Construction and development
Land and land development	395	4,175	4,570
Residential real estate
Non-jumbo	789	32,213	33,002
Jumbo	1,017	3,900	4,917
Consumer	—	4,460	4,460
Total recorded investment	$2,201	$53,411	$55,612

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from October 1, 2016 to December 31, 2016:

Dollars in thousands
Acquisition of HCB, October 1, 2016	$333
Accretion	(20)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	(23)
Accretable yield, December 31, 2016	$290

The following presents loan maturities at December 31, 2016:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$48,602	$47,689	$22,797
Commercial real estate	28,685	49,032	507,251
Construction and development	37,852	15,702	35,072
Residential real estate	16,795	43,221	345,849
Mortgage warehouse lines	85,966	—	—
Consumer	4,515	17,703	3,316
Other	423	1,598	7,468
	$222,838	$174,945	$921,753
Loans due after one year with:
Variable rates		$176,358
Fixed rates		920,340
		$1,096,698

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2016 and 2015.

	At December 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$90	$86	$165	$341	$118,747	$—
Commercial real estate
Owner-occupied	93	—	509	602	202,445	—
Non-owner occupied	340	—	65	405	381,516	—
Construction and development
Land and land development	423	129	3,852	4,404	67,638	—
Construction	—	—	—	—	16,584	—
Residential mortgage
Non-jumbo	4,297	1,889	3,287	9,473	256,168	—
Jumbo	—	—	—	—	65,628	—
Home equity	—	302	57	359	74,237	—
Mortgage warehouse lines	—	—	—	—	85,966	—
Consumer	308	84	150	542	24,992	—
Other	—	—	—	—	9,489	—
Total	$5,551	$2,490	$8,085	$16,126	$1,303,410	$—

	At December 31, 2015
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$345	$26	$632	$1,003	$96,198	$—
Commercial real estate
Owner-occupied	158	386	437	981	202,574	—
Non-owner occupied	1	—	856	857	336,437	—
Construction and development
Land and land development	1,182	194	4,547	5,923	59,577	—
Construction	—	—	—	—	9,970	—
Residential mortgage
Non-jumbo	2,276	2,647	1,591	6,514	215,236	—
Jumbo	—	—	—	—	50,313	—
Home equity	374	172	100	646	73,654	—
Consumer	155	41	92	288	18,963	9
Other	—	—	—	—	11,669	—
Total	$4,491	$3,466	$8,255	$16,212	$1,074,591	$9

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2016 and 2015.

Dollars in thousands	2016	2015
Commercial	$298	$853
Commercial real estate
Owner-occupied	509	437
Non-owner occupied	4,336	5,518
Construction and development
Land & land development	4,465	5,623
Construction	—	—
Residential mortgage
Non-jumbo	4,621	2,987
Jumbo	—	—
Home equity	194	258
Mortgage warehouse lines	—	—
Consumer	151	83
Total	$14,574	$15,759

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

Both commercial and consumer loans are deemed impaired upon being contractually modified in a troubled debt restructuring. Troubled debt restructurings typically result from our loss mitigation activities and occur when we grant a concession to a borrower who is experiencing financial difficulty in order to minimize our economic loss and to avoid foreclosure or repossession of collateral.  Once restructured, a loan is generally considered impaired until its maturity, regardless of whether the borrower performs under the modified terms.  Although such a loan may be returned to accrual status if the criteria set forth in our accounting policy are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and we would continue to report the loan in the impaired loan table below.

The following tables present loans individually evaluated for impairment at December 31, 2016 and 2015.

	December 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$285	$285	$—	$247	$10
Commercial real estate
Owner-occupied	520	520	—	534	31
Non-owner occupied	10,203	10,205	—	10,675	294
Construction and development
Land & land development	5,227	5,227	—	5,270	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,055	4,065	—	3,910	193
Jumbo	3,640	3,639	—	3,693	175
Home equity	524	523	—	523	22
Mortgage warehouse lines	—	—	—	—	—
Consumer	44	44	—	50	5
Total without a related allowance	$24,498	$24,508	$—	$24,902	$810

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,864	6,864	347	6,879	269
Non-owner occupied	1,311	1,311	197	1,327	43
Construction and development
Land & land development	2,066	2,066	585	2,074	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,055	2,057	251	1,851	78
Jumbo	853	853	24	862	44
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,149	$13,151	$1,404	$12,993	$514

Total
Commercial	$26,476	$26,478	$1,129	$27,006	$807
Residential real estate	11,127	11,137	275	10,839	512
Consumer	44	44	—	50	5
Total	$37,647	$37,659	$1,404	$37,895	$1,324

	December 31, 2015
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$242	$242	$—	$319	$17
Commercial real estate
Owner-occupied	5,401	5,402	—	5,438	191
Non-owner occupied	10,740	10,741	—	9,982	310
Construction and development
Land & land development	7,635	7,635	—	9,497	263
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,590	3,600	—	3,316	160
Jumbo	3,871	3,869	—	4,412	181
Home equity	709	709	—	709	32
Consumer	68	68	—	72	6
Total without a related allowance	$32,256	$32,266	$—	$33,745	$1,160

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,997	2,997	45	3,003	135
Non-owner occupied	2,709	2,709	386	2,728	72
Construction and development
Land & land development	1,139	1,139	85	1,154	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,530	2,531	226	2,552	114
Jumbo	871	871	34	878	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$10,246	$10,247	$776	$10,315	$364

Total
Commercial	$30,863	$30,865	$516	$32,121	$988
Residential real estate	11,571	11,580	260	11,867	530
Consumer	68	68	—	72	6
Total	$42,502	$42,513	$776	$44,060	$1,524

The average recorded investment of impaired loans during 2014 was $46.6 million and $1.8 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $28.6 million, of which $28.1 million were current with respect to restructured contractual payments at December 31, 2016 and $30.5 million, of which $28.9 million were current with respect to restructured contractual payments at December 31, 2015.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2016 and 2015.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2016			2015
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction and development
Land & land development	—	—	—	1	1,182	1,182
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	4	693	696	1	25	25
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	1	2	2	1	2	2
Total	5	$695	$698	3	$1,209	$1,209

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2016		2015
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	—	—	1	1,182
Construction	—	—	—	—
Residential real estate
Non-jumbo	3	452	—	—
Jumbo	—	—	—	—
Home equity	—	—	—	—
Mortgage warehouse lines	—	—	—	—
Consumer	1	2	—	—
Total	4	$454	1	$1,182

The following table details the activity regarding TDRs by loan type during 2016 and the related allowance on TDRs.

2016
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2016	$4,189	$—	$242	$9,314	$6,059	$5,496	$4,635	$523	$—	$67	$—	$30,525
Additions	—	—	—	—	—	696	—	—	—	2	—	698
Charge-offs	—	—	—	(129)	—	(52)	—	—	—	—	—	(181)
Net (paydowns) advances	(323)	—	(59)	(491)	(656)	(717)	(141)	—	—	(25)	—	(2,412)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2016	$3,866	$—	$183	$8,694	$5,403	$5,423	$4,494	$523	$—	$44	$—	$28,630

Allowance related to troubled debt restructurings	$530	$—	$—	$544	$—	$251	$24	$—	$—	$—	$—	$1,349

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure of $2.5 million, at which time these loans are re-graded. We use the following definitions for our risk grades:

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

Substandard:   Commercial loans categorized as Substandard are inadequately protected by the borrower’s ability to repay, equity and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the identified weaknesses are not mitigated.

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

The following table presents the recorded investment in construction and development, commercial and commercial real estate loans which are generally evaluated based upon the internal risk ratings defined above.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$64,144	$57,155	$16,584	$9,970	$117,214	$95,174	$201,113	$202,226	$375,181	$329,861	$85,966	$—
OLEM (Special Mention)	2,097	1,598	—	—	1,471	1,295	567	546	1,381	1,602	—	—
Substandard	5,801	6,747	—	—	403	732	1,367	783	5,359	5,831	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$72,042	$65,500	$16,584	$9,970	$119,088	$97,201	$203,047	$203,555	$381,921	$337,294	$85,966	$—

The following table presents the recorded investment in consumer, residential real estate and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2016	2015	2016	2015
Residential real estate
Non-jumbo	$261,020	$218,763	$4,621	$2,987
Jumbo	65,628	50,313	—	—
Home Equity	74,402	74,042	194	258
Consumer	25,368	19,149	166	102
Other	9,489	11,669	—	—
Total	$435,907	$373,936	$4,981	$3,347

Industry concentrations:  At December 31, 2016 and 2015, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2016	2015
Balance, beginning	$22,974	$20,586
Additions	33,004	11,095
Amounts collected	(12,318)	(6,142)
Other changes, net	(1,662)	(2,565)
Balance, ending	$41,998	$22,974

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

The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows.

Specific Reserve for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained. Beginning in 2014, for purposes of loans that have been modified in a troubled debt restructuring and not internally graded as substandard, doubtful, or loss ("performing TDRs") we began measuring impairment using the discounted cash flows method. Under this method, a specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over its discounted cash flows.

PCI loans are individually evaluated.  The evaluation of the PCI loans requires continued quarterly assessment of key assumptions and estimates similar to the initial fair value estimate, including changes in the severity of loss, timing and speed of payments, collateral value changes, expected cash flows and other relevant factors.  The quarterly assessment is compared to the initial fair value estimate and a determination is made if an adjustment to the allowance for loan loss is deemed necessary.

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into the following eleven loan pools:  land and land development, construction, commercial, commercial real estate - owner occupied, commercial real estate - non-owner occupied, conventional residential mortgage, jumbo residential mortgage, home equity, mortgage warehouse lines, consumer and other.  Quantitative reserves relative to each loan pool are established as follows:  for all loan segments detailed above an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.  The reserve on each pool is compared to the estimated fair value credit discount to determine if this discount remains adequate.  If any credit discount is not adequate, additional reserves will be recognized.

Qualitative Reserve for Loans Collectively Evaluated

Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above eleven loan pools for potential risks factors that could result in actual losses deviating from prior loss experience.  For example, if we observe a significant increase in delinquencies within the conventional mortgage loan pool above historical trends, an additional allocation to the average historical loan charge-off rate is applied.  Such qualitative risk factors considered are:  (1) levels of and trends in delinquencies and impaired loans, (2) levels of and trends in charge-offs and recoveries, (3) trends in volume and term of loans, (4) effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures and practice, (5) experience, ability and depth of lending management and other relevant staff, (6) national and local economic trends and conditions, (7) industry conditions and (8) effects of changes in credit concentrations.

An analysis of the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 is as follows:

Dollars in thousands	2016	2015	2014

Balance, beginning of year	$11,472	$11,167	$12,659
Losses:
Commercial	489	77	390
Commercial real estate
Owner occupied	179	559	11
Non-owner occupied	124	178	—
Construction and development
Land and land development	127	457	3,535
Construction	9	—	—
Residential real estate
Non-jumbo	169	417	435
Jumbo	—	208	65
Home equity	175	76	14
Mortgage warehouse lines	—	—	—
Consumer	98	69	265
Other	185	110	118
Total	1,555	2,151	4,833
Recoveries:
Commercial	73	10	34
Commercial real estate
Owner occupied	31	290	40
Non-owner occupied	17	13	318
Construction and development
Land and land development	840	456	298
Construction	—	—	—
Real estate - mortgage
Non-jumbo	136	107	87
Jumbo	6	96	163
Home equity	3	3	4
Mortgage warehouse lines	—	—	—
Consumer	76	105	74
Other	75	126	73
Total	1,257	1,206	1,091
Net losses	298	945	3,742
Provision for loan losses	500	1,250	2,250
Balance, end of year	$11,674	$11,472	$11,167

Activity in the allowance for loan losses by loan class during 2016 and 2015 is as follows:

	2016
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality	Total
Commercial	$781	$(489)	$73	$569	$934	$—	$934	$—	$934	$285	$118,803	$—	$119,088
Commercial real estate
Owner occupied	1,589	(179)	31	668	2,109	347	1,762	—	2,109	7,384	195,663	—	203,047
Non-owner occupied	2,977	(124)	17	568	3,438	197	3,241	—	3,438	11,514	370,407	—	381,921
Construction and development
Land and land development	2,852	(127)	840	(1,302)	2,263	585	1,678	—	2,263	7,293	64,354	—	71,647
Construction	15	(9)	—	18	24	—	24	—	24	—	16,584	—	16,584
Residential real estate
Non-jumbo	1,253	(169)	136	954	2,174	251	1,923	—	2,174	6,110	258,741	—	264,851
Jumbo	1,593	—	6	(1,504)	95	24	71	—	95	4,493	60,119	—	64,612
Home equity	253	(175)	3	332	413	—	413	—	413	524	74,072	—	74,596
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	85,966	—	85,966
Consumer	59	(98)	76	84	121	—	121	—	121	44	25,490	—	25,534
Other	100	(185)	75	113	103	—	103	—	103	—	9,489	—	9,489
PCI	—	—	—	—	—	—	—	—	—	—	—	2,201	2,201
Total	$11,472	$(1,555)	$1,257	$500	$11,674	$1,404	$10,270	$—	$11,674	$37,647	$1,279,688	$2,201	$1,319,536

	2015
	Allowance for loan losses					Allowance related to:			Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total
Commercial	$1,204	$(77)	$10	$(356)	$781	$—	$781	$781	$242	$96,959	$97,201
Commercial real estate
Owner occupied	927	(559)	290	931	1,589	45	1,544	1,589	8,399	195,156	203,555
Non-owner occupied	1,316	(178)	13	1,826	2,977	386	2,591	2,977	13,450	323,844	337,294
Construction and development
Land and land development	3,417	(457)	456	(564)	2,852	85	2,767	2,852	8,774	56,726	65,500
Construction	427	—	—	(412)	15	—	15	15	—	9,970	9,970
Residential real estate
Non-jumbo	1,280	(417)	107	283	1,253	225	1,028	1,253	6,131	215,619	221,750
Jumbo	2,081	(208)	96	(376)	1,593	35	1,558	1,593	4,740	45,573	50,313
Home equity	187	(76)	3	139	253	—	253	253	709	73,591	74,300
Consumer	97	(69)	105	(74)	59	—	59	59	68	19,183	19,251
Other	231	(110)	126	(147)	100	—	100	100	—	11,669	11,669
Total	$11,167	$(2,151)	$1,206	$1,250	$11,472	$776	$10,696	$11,472	$42,513	$1,048,290	$1,090,803

NOTE 9.  PROPERTY HELD FOR SALE

Property held for sale consists of premises held for sale and real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at estimated fair value less anticipated selling costs, establishing a new cost basis.  Foreclosed property is recorded at the lower of the investment in the real estate or estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses not previously recognized resulting from the sale of property held for sale is recognized on the date of sale and is included in noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2016, 2015 and 2014.

Dollars in thousands	2016	2015	2014
Beginning balance	$25,567	$37,529	$53,392
Acquisitions	2,356	2,617	2,673
Acquisition of HCB	23	—	—
Capitalized improvements	463	39	87
Dispositions	(3,237)	(12,203)	(14,852)
Valuation adjustments	(668)	(2,415)	(3,771)
Balance at year end	$24,504	$25,567	$37,529

At December 31, 2016, our foreclosed properties of consumer residential real estate totaled $880,000.

NOTE 10.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2016, 2015, or 2014.

The major categories of premises and equipment and accumulated depreciation at December 31, 2016 and 2015 are summarized as follows:

Dollars in thousands	2016	2015
Land	$6,741	$6,308
Buildings and improvements	23,028	21,461
Furniture and equipment	15,447	14,552
	45,216	42,321
Less accumulated depreciation	21,479	20,749
Total premises and equipment, net	$23,737	$21,572

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 approximated $1.22 million, $1.08 million and $1.07 million, respectively.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

On October 1, 2016, we completed the acquisition of HCB and acquired intangible assets of $1.6 million and recorded $4.8 million of preliminary goodwill. See Note 3 Acquisitions for additional information.

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

We first determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, we determine it is not more likely that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary.  However, if we conclude otherwise, then we perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  Fair value is determined based on at least one of three various market valuation methodologies.  If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value is less than the book value, a charge may be required to write down the goodwill to the proper carrying value based upon additional analysis.Such additional analysis compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit.  The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.

During 2016, we completed our annual impairment test for our reporting units and determined that no impairment charges were necessary as follows:

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

Insurance Services – During third quarter 2016, we performed the Step 0 assessment of our goodwill of our insurance services reporting unit.  We considered certain events and circumstances specific to the reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of our insurance services reporting unit is less than its carrying value and deemed it necessary to perform the further 2-step impairment test.  We performed an internal valuation utilizing the income approach to determine the fair value of our insurance services reporting unit.  This methodology consisted of discounting the expected future cash flows of this unit based upon a forecast of its operations considering long-term key business drivers such as anticipated commission revenue growth.  The long term growth rate used in determining the terminal value was estimated at 2.5% and a discount rate of 10.0% was applied to the insurance services unit’s estimated future cash flows.  We did not fail this Step 1 test as of September 30, 2016, therefore Step 2 testing was not necessary.

In addition, at December 31, 2016 and December 31, 2015, we had $2.66 million and $1.30 million in unamortized identifiable assets comprised of $1.56 million core deposit intangible and $1.10 million customer intangible at December 31, 2016 and $1.30 million customer intangible at December 31, 2015.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2016	$1,488	$4,710	$6,198
Acquired goodwill, net	4,791	—	4,791
Balance, December 31, 2016	$6,279	$4,710	$10,989

	Other Intangible Assets
	December 31, 2016			December 31, 2015
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Unidentifiable intangible assets
Gross carrying amount	$—	$—	$—	$2,268	$—	$2,268
Less: accumulated amortization	—	—	—	2,268	—	2,268
Net carrying amount	$—	$—	$—	$—	$—	$—

Identifiable intangible assets
Gross carrying amount	$1,610	$3,000	$4,610	$—	$3,000	$3,000
Less: accumulated amortization	47	1,900	1,947	—	1,700	1,700
Net carrying amount	$1,563	$1,100	$2,663	$—	$1,300	$1,300

Amortization relative to our identifiable intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2014	$—	$250
2015	—	200
2016	47	200
Expected:
2017	186	200
2018	175	200
2019	163	200
2020	151	200
2021	139	200

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2016 and 2015:

Dollars in thousands	2016	2015
Demand deposits, interest bearing	$262,591	$215,721
Savings deposits	337,348	266,825
Time deposits	545,843	465,153
Total	$1,145,782	$947,699

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $205.7 million and $126.5 million at December 31, 2016 and 2015, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2016 is as follows:

Dollars in thousands	Amount
2017	$268,023
2018	107,333
2019	60,416
2020	46,405
2021	36,137
Thereafter	27,529
Total	$545,843

Time certificates of deposit in denominations of $100,000 or more totaled $413.1 million and $342.7 million at December 31, 2016 and 2015, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2016:

Dollars in thousands	Amount	Percent
Three months or less	$45,912	11.1%
Three through six months	75,066	18.2%
Six through twelve months	83,255	20.2%
Over twelve months	208,821	50.5%
Total	$413,054	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit totaled $235.1 million at December 31, 2016.

At December 31, 2016 and 2015, our deposits of related parties including directors, executive officers and their related interests approximated $14.7 million and $21.2 million, respectively.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $101.0 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2016, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2016, our subsidiary banks had combined additional borrowings availability of $342.6 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2016, we had $107.0 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day.  A summary of short-term borrowings is presented below.

	2016		2015
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased
Balance at December 31	$221,000	$3,461	$167,950	$3,444
Average balance outstanding for the period	187,420	3,456	146,412	4,690
Maximum balance outstanding at any month end during period	231,200	3,462	171,160	7,438
Weighted average interest rate for the period	0.79%	0.75%	0.43%	0.50%
Weighted average interest rate for balances
outstanding at December 31	0.60%	0.51%	0.35%	0.26%

Long-term borrowings:  Our long-term borrowings of $46.7 million and $75.6 million at December 31, 2016 and 2015, respectively, consisted primarily of advances from the FHLB and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at December 31,
Dollars in thousands	2016	2015
Long-term FHLB advances	$767	$873
Long-term repurchase agreements	45,000	72,000
Term loan	903	2,708
Total	$46,670	$75,581

The average interest rate paid on long-term borrowings during 2016 was 4.44% compared to 4.39% in 2015.
The term loan at December 31, 2016 is secured by the common stock of our subsidiary bank, bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026. The long-term repurchase agreements mature in 2018.

The securities underlying the repurchase agreements are under our control and secure the total outstanding balances. We generally account for securities sold under agreements to repurchase as collateralized financing transactions and record them at the amounts at which the securities were sold, plus accrued interest.  Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.  The fair value of collateral provided is continually monitored and additional collateral is provided as needed. At December 31, 2016, residential mortgage-backed securities issued by government sponsored agencies with a fair value of $48.0 million were pledged as collateral for the long-term repurchase agreements.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2016 and 2015.

In October 2002, we sponsored SFG Capital Trust I, in March 2004, we sponsored SFG Capital Trust II and in December 2005, we sponsored SFG Capital Trust III, of which 100% of the common equity of each trust is owned by us.  SFG Capital Trust I issued $3.5 million in capital securities and $109,000 in common securities and invested the proceeds in $3.61 million of debentures. SFG Capital Trust II issued $7.5 million in capital securities and $232,000 in common securities and invested the proceeds in $7.73 million of debentures. SFG Capital Trust III issued $8.0 million in capital securities and $248,000 in common securities and invested the proceeds in $8.25 million of debentures.  Distributions on the capital securities issued by the trusts are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 month LIBOR plus 280 basis points for SFG Capital Trust II and 3 month LIBOR plus 145 basis points for SFG Capital Trust III and equals the interest rate earned on the debentures held by the trusts and is recorded as interest expense by us.  The capital securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.  The debentures of each Capital Trust are redeemable by us quarterly.

The capital securities held by SFG Capital Trust I, SFG Capital Trust II and SFG Capital Trust III qualify as Tier 1 capital under Federal Reserve Board guidelines.  In accordance with these Guidelines, trust preferred securities generally are limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
2017	$918	$—
2018	45,017	—
2019	18	—
2020	19	—
2021	20	—
Thereafter	678	19,589
Total	$46,670	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk.  Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of our overall market risk monitoring process.  Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.  Credit risk is managed by monitoring the size and maturity structure of the derivative portfolio and applying uniform credit standards to all activities with credit risk.

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Fair value hedges – For transactions in which we are hedging changes in fair value of an asset, liability, or a firm commitment, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the hedged item’s fair value.

Cash flow hedges – For transactions in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument, which are reported in comprehensive income, are reclassified to    earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item.

The ineffective portion of all hedges is recognized in current period earnings.

Our derivatives are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allow for the right of offset in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of offset allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount.

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

We have entered into two pay fixed/receive variable interest rate swaps to hedge the fair value variability of two commercial fixed rate loans with the same principal, amortization and maturity terms of the underlying loans, which are designated as fair value hedges. Under the terms of a $9.95 million original notional swap with an effective date of January 15, 2015, we will pay a fixed rate of 4.33% for a 10 year period. Under the terms of an $11.3 million original notional swap with an effective date of December 18, 2015, we will pay a fixed rate of 4.30% for a 10 year period.

A summary of our derivative financial instruments as of December 31, 2016 and 2015 follows:

	December 31, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$4,611	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,507	$200	$—	$—

	December 31, 2015
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$5,071	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$21,250	$94	$95	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15.  INCOME TAXES

Income taxes, computed on the separate return basis with the benefit of filing a consolidated return being recorded at the holding company, includes Federal and state income taxes and is based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable (permanent differences).  Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2013 through 2016, the tax years which remain subject to examination by major tax jurisdictions.
The components of applicable income tax expense for the years ended December 31, 2016, 2015 and 2014, are as follows:

Dollars in thousands	2016	2015	2014
Current
Federal	$7,738	$6,219	$3,380
State	627	484	294
	8,365	6,703	3,674
Deferred
Federal	(353)	165	920
State	(4)	25	84
	(357)	190	1,004
Total	$8,008	$6,893	$4,678

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$8,857	35	$8,048	35	$5,612	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,080)	(4)	(1,047)	(4)	(996)	(6)
State income taxes, net
of Federal income tax benefit	405	2	331	1	245	1
Non-deductible merger-related expenses	108	—	—	—	—	—
Low-income housing and
rehabilitation tax credits	(55)	—	—	—	—	—
Other, net	(227)	(1)	(439)	(2)	(183)	(1)
Applicable income taxes	$8,008	32	$6,893	30	$4,678	29

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2016 and 2015, are as follows:

Dollars in thousands	2016	2015
Deferred tax assets
Allowance for loan losses	$4,320	$4,245
Depreciation	97	168
Foreclosed properties	4,184	4,506
Deferred revenue	38	—
Deferred compensation	3,118	2,554
Other deferred costs and accrued expenses	440	387
Other-than-temporarily impaired securities	257	257
Net unrealized loss on securities available for sale	208	—
Net unrealized loss on interest rate swaps	1,706	1,876
NOL and tax credit carryforwards	—	25
Total	14,368	14,018
Deferred tax liabilities
Accretion on tax-exempt securities	—	3
Net unrealized gain on securities available for sale	—	1,609
Purchase accounting adjustments and goodwill	701	743
Total	701	2,355
Net deferred tax assets	$13,667	$11,663

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015.  Tax years 2014 through 2015 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $381,000, $360,000 and $362,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2016, 2015 and 2014 were $635,000, $429,000 and $714,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 588,193 shares of our common stock at December 31, 2016 and 2015, all of which were purchased at the prevailing market price.All but 146,539 unallocated shares at December 31, 2016 are considered outstanding for earnings per share computations.

On July 30, 2015, our ESOP purchased 225,000 shares of Summit Financial Group Inc. common stock in a privately negotiated transaction, at $10.80 per share for a total purchase price of $2,430,000. On July 21, 2015, our Board of Directors approved the company lending to our ESOP $2,250,000 to partially finance the purchase and was used to purchase 208,333 unallocated shares.

Thepurchase of unallocated ESOP shares is shown as a reduction of shareholders' equity, similar to a purchase of treasury stock. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company's Consolidated Balance Sheets. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of shareholders' equity and distributed directly to participants' accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay a portion of the ESOPs debt service requirements.

Unallocated ESOP shares will be allocated to ESOP participants ratably as the ESOP's loan is repaid. When the shares are committed to be released and become available for allocation to plan participants, the then fair value of such shares will be charged to compensation expense.

The ESOP shares as of December 31 are as follows:

ESOP Shares	At December 31,
	2016	2015
Allocated shares	406,371	379,860
Shares committed to be released	35,283	26,511
Unallocated shares	146,539	181,822
Total ESOP shares	588,193	588,193

Market value of unallocated shares (in thousands)	$4,034	$2,160

Supplemental Executive Retirement Plan:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2016 and 2015 were $4.9 million and $4.3 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $510,000, $539,000 and $483,000 expense related to these SERPS for the years December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation:  The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), performance units, other stock-based awards or any combination thereof, to our key employees.

Stock options awarded under the 2009 Officer Stock Option Plan and the 1998 Officer Stock Option Plan (collectively, the “Plans”) were not altered by the 2014 LTIP and remain subject to the terms of the Plans.  However, under the terms of the 2014 LTIP, all shares of common stock remaining issuable under the Plans at the time the 2014 LTIP was adopted ceased to be available for future issuance.

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant share based compensation to individual employees. During second quarter 2015, we granted 166,717 SARs with a $6.01 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs in 2016 and no grants of stock options in 2015.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs issued during 2015 were a risk-free interest rate of 1.96%, an expected dividend yield of 2.75%, an expected common stock volatility of 61.84% and an expected life of 10 years.

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2016, 2015 and 2014, our stock compensation expense totaled $200,000, $151,000 and $1,000, respectively, and the related income tax benefits recognized in 2016 and 2015 were $74,000 and $56,000, respectively, with none recognized in 2014.

A summary of activity in our Plans during 2014, 2015 and 2016 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	Options / SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2013	185,410			$19.59
Granted	—			—
Exercised	(10,160)			6.98
Forfeited	(6,500)			24.44
Expired	(11,580)			16.64
Outstanding, December 31, 2014	157,170			$20.43
Granted	166,717			12.01
Exercised	(6,560)			7.87
Forfeited	—			—
Expired	(73,180)			23.67
Outstanding, December 31, 2015	244,147			$14.05
Granted	—			—
Exercised	(24,740)			18.08
Forfeited	—			—
Expired	(1,550)			18.79
Outstanding, December 31, 2016	217,857	$3,044	6.92	$13.56

Exercisable Options/SARs:
December 31, 2016	84,483	$974	4.73	$16.00
December 31, 2015	77,430	103	2.62	$18.43
December 31, 2014	156,170	124	2.20	$20.54

The total intrinsic value of options exercised in 2016, 2015 and 2014 was $240,000, $25,000 and $38,000, respectively. The total fair value of options vested during 2016, 2015 and 2014 was $200,000, $1,000 and $3,000, respectively.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2016	December 31, 2015
Commitments to extend credit:
Revolving home equity and credit card lines	$63,769	$58,008
Construction loans	41,472	32,044
Other loans	131,291	49,775
Standby letters of credit	3,895	5,302
Total	$240,427	$145,129

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and generally are of a term of no greater than one year.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $270,000 in 2017 and $182,000 in 2018.  Total net rent expense included in the accompanying consolidated financial statements was $261,000 in 2016, $285,000 in 2015 and $291,000 in 2014.

Employment Agreements

 We have various employment agreements with our executive officers and other key employees.  These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

Legal Contingencies

On May 13, 2014, the ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation (“RFC”), filed a complaint against Summit Financial Mortgage, LLC (“Summit Mortgage”), a former residential mortgage subsidiary of Summit whose operations were discontinued in 2007, in the United States Bankruptcy Court for the Southern District of New York and subsequently amended its complaint on July 25, 2014. The Amended Complaint asserts the following three causes of action related to Summit Mortgage’s origination and subsequent sale of mortgage loans to Residential Funding Corporation:  1) Summit Mortgage breached its representations and warranties made in the contract governing the sale of the mortgage loans to RFC;  2) an indemnification claim against Summit Mortgage for damages paid by ResCap to settle claims in RFC’s bankruptcy proceeding which allegedly relate to mortgage loans Summit Mortgage sold to RFC; 3) a claim for damages against Summit Community Bank, Inc., former parent of Summit Mortgage, arising out of a guaranty in which the Bank guaranteed Summit Mortgage’s full performance under the contract governing the sale of mortgage loans to RFC. Summit has filed a motion to dismiss the case. Based upon the applicable statute of limitations, the Court granted our motion to dismiss the breach of contract claim with respect to loans Summit sold to RFC prior to March 14, 2006. The court otherwise denied our motion to dismiss on the grounds that the other arguments raised factual questions that could not be decided on a motion to dismiss. The outcome of the case is expected to be driven primarily by expert testimony.  Expert discovery has not yet begun.  Accordingly, an estimate as to possible loss, if any, resulting from the Amended Complaint cannot be provided at this time. Summit intends to defend these claims vigorously.

On January 23, 2017, the ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation (“RFC”), filed a complaint against Summit Community Bank, Inc., as successor to Shenandoah Valley Community Bank (“Summit”), in the United States District Court for the District of Minnesota. The complaint asserts the following two causes of action related to Summit’s origination and subsequent sale of mortgage loans to RFC:  1) Summit breached its representations and warranties made in the contract governing the sale of the mortgage loans to RFC;  and 2) indemnification against Summit for damages paid to settle claims in RFC’s bankruptcy proceeding which allegedly relate to mortgage loans Summit sold to RFC.  Summit has not yet filed a response to the Complaint.  The outcome of the case is expected to be driven primarily by expert testimony.  Expert discovery has not yet begun.  Accordingly, an estimate as to possible loss, if any, resulting from the Complaint cannot be provided at this time. Summit intends to defend these claims vigorously.

We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 18.  PREFERRED STOCK

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

NOTE 19.  COMMON STOCK ISSUANCES

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

NOTE 20.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2017, the Bank will have $21.1 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2016, that we and our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

Our subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $1,740,000 at December 31, 2016.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
CET1 (to risk weighted assets)
Summit	$146,494	10.5%	$97,663	7.0%	$90,687	6.5%
Summit Community	165,747	11.9%	97,498	7.0%	90,534	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,357	11.8%	118,393	8.5%	111,428	8.0%
Summit Community	165,747	11.9%	118,391	8.5%	111,427	8.0%
Total Capital (to risk weighted assets)
Summit	176,031	12.6%	146,693	10.5%	139,707	10.0%
Summit Community	177,421	12.7%	146,687	10.5%	139,702	10.0%
Tier I Capital (to average assets)
Summit	164,357	9.4%	69,939	4.0%	87,424	5.0%
Summit Community	165,747	9.5%	69,788	4.0%	87,235	5.0%
As of December 31, 2015
CET1 (to risk weighted assets)
Summit	137,849	11.8%	81,775	7.0%	75,934	6.5%
Summit Community	158,081	13.6%	81,365	7.0%	75,553	6.5%
Tier I Capital (to risk weighted assets)
Summit	156,849	13.4%	99,494	8.5%	93,641	8.0%
Summit Community	158,081	13.6%	98,801	8.5%	92,989	8.0%
Total Capital (to risk weighted assets)
Summit	168,321	14.4%	122,734	10.5%	116,890	10.0%
Summit Community	169,553	14.5%	122,780	10.5%	116,933	10.0%
Tier I Capital (to average assets)
Summit	156,849	10.7%	58,635	4.0%	73,294	5.0%
Summit Community	158,081	10.8%	58,549	4.0%	73,186	5.0%

NOTE  21.  SEGMENT INFORMATION

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

	December 31, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$49,649	$—	$(642)	$—	$49,007
Provision for loan losses	500	—	—	—	500
Net interest income after provision for loan losses	49,149	—	(642)	—	48,507
Other income	7,213	4,400	1,541	(1,554)	11,600
Other expenses	29,482	4,053	2,821	(1,554)	34,802
Income (loss) before income taxes	26,880	347	(1,922)	—	25,305
Income tax expense (benefit)	8,579	144	(715)	—	8,008
Net income (loss)	$18,301	$203	$(1,207)	$—	$17,297
Inter-segment revenue (expense)	$(1,441)	$(113)	$1,554	$—	$—
Average assets	$1,620,723	$5,984	$173,999	$(201,109)	$1,599,597
Capital expenditures	$1,730	$36	$91	$—	$1,857

	December 31, 2015
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$46,744	$—	$(728)	$—	$46,016
Provision for loan losses	1,250	—	—	—	1,250
Net interest income after provision for loan losses	45,494	—	(728)	—	44,766
Other income	7,324	4,537	1,133	(1,133)	11,861
Other expenses	28,060	4,315	2,390	(1,133)	33,632
Income (loss) before income taxes	24,758	222	(1,985)	—	22,995
Income tax expense (benefit)	7,542	43	(692)	—	6,893
Net income (loss)	$17,216	$179	$(1,293)	$—	$16,102
Inter-segment revenue (expense)	$(1,047)	$(86)	$1,133	$—	$—
Average assets	$1,496,396	$5,923	$167,839	$(203,571)	$1,466,587
Capital expenditures	$2,530	$12	$46	$—	$2,588

	December 31, 2014
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$44,209	$—	$(1,824)	$—	$42,385
Provision for loan losses	2,250	—	—	—	2,250
Net interest income after provision for loan losses	41,959	—	(1,824)	—	40,135
Other income	6,299	4,882	1,231	(1,189)	11,223
Other expenses	30,579	4,188	1,746	(1,189)	35,324
Income (loss) before income taxes	17,679	694	(2,339)	—	16,034
Income tax expense (benefit)	5,191	226	(739)	—	4,678
Net income (loss)	12,488	468	(1,600)	—	11,356
Dividends on preferred shares	—	—	771	—	771
Net income (loss) applicable to common shares	$12,488	$468	$(2,371)	$—	$10,585
Inter-segment revenue (expense)	$(1,071)	$(118)	$1,189	$—	$—
Average assets	$1,466,521	$6,130	$164,769	$(217,418)	$1,420,002
Capital expenditures	$470	$35	$6	$—	$511

NOTE 22.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2016			2015			2014
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$17,297			$16,102			$11,356
Less preferred stock dividends	—			—			(771)
Basic EPS	$17,297	10,689,224	$1.62	$16,102	10,295,434	$1.56	$10,585	7,539,444	$1.40
Effect of dilutive securities:
Stock options		11,612			8,353			9,381
Stock appreciation rights (SARs)		16,035			—			—
Series 2011 convertible preferred stock	—	—		—	285,610		476	1,489,735
Series 2009 convertible preferred stock	—	—		—	125,878		295	673,001
Diluted EPS	$17,297	10,716,871	$1.61	$16,102	10,715,275	$1.50	$11,356	9,711,561	$1.17

Stock option and SAR grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options at December 31, 2016, 2015 and 2014, totaled 23,400 shares, 57,000 shares and 128,900 shares, respectively, and our anti-dilutive SARs at December 31, 2015 were 166,717.

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2016 and 2015.

	December 31, 2016
Dollars in thousands	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(3,195)	$2,739	$(456)
Other comprehensive income (loss) before reclassification	289	(2,385)	(2,096)
Amounts reclassified from accumulated other comprehensive income	—	(710)	(710)
Net current period other comprehensive income (loss)	289	(3,095)	(2,806)
Ending balance	$(2,906)	$(356)	$(3,262)

	December 31, 2015
Dollars in thousands	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(1,834)	$3,906	$2,072
Other comprehensive loss before reclassification	(1,361)	(257)	(1,618)
Amounts reclassified from accumulated other comprehensive income	—	(910)	(910)
Net current period other comprehensive loss	(1,361)	(1,167)	(2,528)
Ending balance	$(3,195)	$2,739	$(456)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income for the years ending December 31, 2016 and 2015.

December 31, 2016
Details about Accumulated Other Comprehensive Income Components	Affective Line Item in the Statement Where Net Income is Presented	Amount Reclassified From Accumulated Other Comprehensive Income
Unrealized (gains) and losses on available-for-sale securities	Net gains on sales of securities	$(1,127)
	Total before income taxes	(1,127)
	Income tax expense	417
Total reclassifications for the period	Net of income taxes	$(710)

December 31, 2015
Details about Accumulated Other Comprehensive Income Components	Affective Line Item in the Statement Where Net Income is Presented	Amount Reclassified From Accumulated Other Comprehensive Income
Unrealized (gains) and losses on available-for-sale securities	Net gains on sales of securities	$(1,444)
	Total before income taxes	(1,444)
	Income tax expense	534
Total reclassifications for the period	Net of income taxes	$(910)

NOTE 24.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2016 and 2015 and the related statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2016	2015
Assets
Cash	$1,112	$1,984
Investment in subsidiaries, eliminated in consolidation	175,513	164,787
Securities available for sale	77	166
Premises and equipment	101	81
Other assets	2,158	1,677
Total assets	$178,961	$168,695
Liabilities and Shareholders' Equity
Long-term borrowings	$903	$2,708
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	3,109	2,654
Total liabilities	23,601	24,951

Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 10,883,509 shares 2016, 10,853,566 shares 2015; outstanding: 10,736,970 shares 2016, 10,671,744 shares 2015	46,757	45,741
Unallocated common stock held by Employee Stock Ownership Plan - 2016 - 146,539 shares, 2015 - 181,822 shares	(1,583)	(1,964)
Retained earnings	113,448	100,423
Accumulated other comprehensive loss	(3,262)	(456)
Total shareholders' equity	155,360	143,744
Total liabilities and shareholders' equity	$178,961	$168,695

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
Income
Dividends from subsidiaries	$5,070	$10,000	$6,500
Other dividends and interest income	21	19	22
Realized securities gains (losses)	(14)	—	41
Management and service fees from subsidiaries	1,554	1,133	1,189
Total income	6,631	11,152	7,752
Expense
Interest expense	663	747	1,845
Operating expenses	2,820	2,390	1,746
Total expenses	3,483	3,137	3,591
Income before income taxes and equity in
undistributed income of subsidiaries	3,148	8,015	4,161
Income tax (benefit)	(715)	(692)	(739)
Income before equity in undistributed income of subsidiaries	3,863	8,707	4,900
Equity in undistributed income of subsidiaries	13,434	7,395	6,456
Net income	17,297	16,102	11,356
Dividends on preferred shares	—	—	771
Net income applicable to common shares	$17,297	$16,102	$10,585

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,297	$16,102	$11,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,434)	(7,395)	(6,456)
Deferred tax expense (benefit)	(214)	(42)	46
Depreciation	36	30	23
Realized securities (gains) losses	14	—	(41)
Stock compensation expense	96	72	1
Decrease in cash surrender value of bank owned life insurance	5	4	1
(Increase) decrease in other assets	(277)	5	19
Increase in other liabilities	1,104	943	57
Net cash provided by operating activities	4,627	9,719	5,006
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	86	—	112
Principal payments received on available for sale securities	—	—	8
Purchase of available for sale securities	—	(70)	—
Purchases of premises and equipment	(56)	(46)	(6)
Net cash provided by (used in) investing activities	30	(116)	114
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	—	(191)	(774)
Dividends paid on common stock	(4,272)	(3,398)	—
Exercise of stock options	447	51	71
Repayment of long-term borrowings	(1,805)	(1,838)	(4,402)
Repayment of subordinated debt	—	(16,800)	—
Repurchase and retirement of common stock	—	(1,080)	—
Purchase of unallocated common stock held by ESOP	—	(2,250)	—
Net proceeds from issuance of common stock	101	4,772	7,822
Net cash provided by (used in) financing activities	(5,529)	(20,734)	2,717
Increase (decrease) in cash	(872)	(11,131)	7,837
Cash:
Beginning	1,984	13,115	5,278
Ending	$1,112	$1,984	$13,115
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$654	$761	$1,909

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information required by this item is in our 8-K dated November 9, 2016 and is incorporated herein by reference.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2016, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2016 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 46.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 47.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings "NOMINEE FOR DIRECTOR WHOSE TERM EXPIRES IN 2019", “NOMINEES AND CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 2020”, “DIRECTORS WHOSE TERMS EXPIRE IN 2019", “DIRECTORS WHOSE TERMS EXPIRE IN 2018” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2017 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all directors, officers and employees.  We have posted this Code of Ethics on our internet website at www.summitfgi.com under “Governance Documents”.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the chief executive officer, chief financial officer, or chief accounting officer will be disclosed by timely posting such information on our internet website.

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2016 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	145,126	$13.56	333,283
Equity compensation plans not approved by stockholders	—	—	—
Total	145,126	$13.56	333,283

(1) The number of securities issuable upon exercise of currently outstanding options and SARs includes 51,140 options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan and 93,986 shares issuable, based upon our December 31, 2016 closing stock price of $27.53, relative to 166,717 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings "NOMINEE FOR DIRECTOR WHOSE TERM EXPIRES IN 2019", “NOMINEES AND CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 2020”, “DIRECTORS WHOSE TERMS EXPIRE IN 2019”, “DIRECTORS WHOSE TERMS EXPIRE IN 2018”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firms” in our 2017 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of February 29, 2016 by and between Summit Community Bank, Inc. and Highland County Bankshares, Inc.		8-K	2.1	3/1/2016
(ii)	Agreement and Plan of Merger dated as of June 1, 2016 by and between Summit Financial Group, Inc. and First Century Bankshares, Inc.		8-K	2.1	6/3/2016
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.1	3/31/2007
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(viii)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(ix)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(x)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(xi)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(xii)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xiii)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xiv)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xv)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xvi)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xvii)	1998 Officers Stock Option Plan		10-QSB	10	6/30/1998

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xviii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
	(xix)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
	(xx)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
	(xxi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxiii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxiv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvii)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	3/31/2006
	(xxviii)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	3/31/2006
	(xxix)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxx)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxi)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xxxiii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxiv)	Executive Officer Management Incentive Plan 2015		8-K	10.2	2/23/2015
	(xxxiv)	Executive Officer Management Incentive Plan 2016		8-K	10.1	2/3/2016
	(xxxv)	Executive Officer Management Incentive Plan 2017		8-K	10.1	2/15/2017
(10.1)	Board Attendance and Compensation Policy, as amended		X
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23.1)	Consent of Arnett Carbis Toothman LLP		X
(23.2)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive date file (XBRL)		X
* The SEC reference number for all exhibits incorporated by reference is 0-16587.
**  Furnished, not filed.

Item 16.  Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
a West Virginia Corporation (registrant)

By:	/s/ H. Charles Maddy, III	2/28/2017	By:	/s/ Julie R. Markwood	2/28/2017
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	2/28/2017
	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	2/28/2017
	Robert S. Tissue	Date
Attorney-in-fact