Form 10-Q
period 2017-03-31
SUMMIT FINANCIAL GROUP INC
filed 2017-05-08
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐               Accelerated filer ☑    Non-accelerated filer ☐
                  Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.
Common Stock, $2.50 par value
12,425,017 shares outstanding as of May 4, 2017

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$19,326	$4,262	$4,005
Interest bearing deposits with other banks	38,895	42,354	12,655
Cash and cash equivalents	58,221	46,616	16,660
Securities available for sale	282,028	266,542	271,515
Other investments	13,328	12,942	10,099
Loans held for sale	172	176	610
Loans, net	1,292,915	1,307,862	1,096,790
Property held for sale	23,491	24,504	24,684
Premises and equipment, net	26,377	23,737	21,589
Accrued interest receivable	6,024	6,167	5,230
Goodwill and other intangible assets	13,587	13,652	7,448
Cash surrender value of life insurance policies	39,412	39,143	37,989
Other assets	20,887	17,306	15,954
Total assets	$1,776,442	$1,758,647	$1,508,568

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$152,086	$149,737	$122,378
Interest bearing	1,149,155	1,145,782	972,166
Total deposits	1,301,241	1,295,519	1,094,544
Short-term borrowings	228,868	224,461	153,448
Long-term borrowings	46,215	46,670	75,103
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	26,910	17,048	19,765
Total liabilities	1,622,823	1,603,287	1,362,449

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2017 - 10,887,105 shares, December 2016 - 10,883,509 shares and March 2016 - 10,854,809 shares; outstanding: 2017 - 10,750,477 shares, December 2016 - 10,736,970 shares and March 2016 - 10,681,880 shares	47,020	46,757	45,829
Unallocated common stock held by Employee Stock Ownership Plan - 2017 - 136,628 shares, December 2016 - 146,539 shares and March 2016 - 172,929 shares	(1,476)	(1,583)	(1,867)
Retained earnings	110,650	113,448	103,418
Accumulated other comprehensive loss	(2,575)	(3,262)	(1,261)
Total shareholders' equity	153,619	155,360	146,119

Total liabilities and shareholders' equity	$1,776,442	$1,758,647	$1,508,568

(*) - December 31, 2016 financial information has been extracted from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, (except per share amounts)	2017	2016
Interest income
Interest and fees on loans
Taxable	$15,550	$13,291
Tax-exempt	121	145
Interest and dividends on securities
Taxable	1,128	1,084
Tax-exempt	723	642
Interest on interest bearing deposits with other banks	152	3
Total interest income	17,674	15,165
Interest expense
Interest on deposits	2,390	2,170
Interest on short-term borrowings	994	240
Interest on long-term borrowings and subordinated debentures	660	976
Total interest expense	4,044	3,386
Net interest income	13,630	11,779
Provision for loan losses	250	250
Net interest income after provision for loan losses	13,380	11,529
Noninterest income
Insurance commissions	968	924
Service fees related to deposit accounts	1,168	978
Realized securities gains (losses), net	(58)	393
Bank owned life insurance income	250	256
Other	251	255
Total noninterest income	2,579	2,806
Noninterest expenses
Salaries, commissions and employee benefits	5,187	4,682
Net occupancy expense	567	540
Equipment expense	735	656
Professional fees	285	472
Advertising and public relations	108	99
Amortization of intangibles	97	50
FDIC premiums	210	300
Merger-related expenses	109	112
Foreclosed properties expense	104	124
Gain on sales of foreclosed properties, net	(156)	(6)
Write-downs of foreclosed properties	418	109
Litigation settlement	9,900	—
Other	1,452	1,416
Total noninterest expenses	19,016	8,554
Income (loss) before income tax expense (benefit)	(3,057)	5,781
Income tax expense (benefit)	(1,441)	1,719
Net income (loss)	$(1,616)	$4,062

Basic earnings per common share	$(0.15)	$0.38
Diluted earnings per common share	$(0.15)	$0.38

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2017	2016
Net income (loss)	$(1,616)	$4,062
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2017 - $789, net of deferred taxes of $292; 2016 - ($2,321), net of deferred taxes of ($859)	497	(1,462)
Net unrealized gain on available for sale debt securities of: 2017 - $302, net of deferred taxes of $112 and reclassification adjustment for net realized losses included in net income of ($58), net of tax of ($21); 2016 - $1,043, net of deferred taxes of $386 and reclassification adjustment for net realized gains included in net income of $393, net of tax of $145	190	657
Total other comprehensive income (loss):	687	(805)
Total comprehensive income (loss)	$(929)	$3,257

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss)	Total Share- holders' Equity

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Three Months Ended March 31, 2017
Net loss	—	—	(1,616)	—	(1,616)
Other comprehensive income	—	—	—	687	687
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	84	—	—	—	84
Unallocated ESOP shares committed to be released - 9,911 shares	132	107	—	—	239
Common stock issuances from reinvested dividends - 1,596 shares	35	—	—	—	35
Common stock cash dividends declared ($0.11 per share)	—	—	(1,182)	—	(1,182)
Balance, March 31, 2017	$47,020	$(1,476)	$110,650	$(2,575)	$153,619

Balance, December 31, 2015	$45,741	$(1,964)	$100,423	$(456)	$143,744

Three Months Ended March 31, 2016
Net income	—	—	4,062	—	4,062
Other comprehensive loss	—	—	—	(805)	(805)
Share-based compensation expense	50	—	—	—	50
Unallocated ESOP shares committed to be released - 8,893 shares	18	97	—	—	115
Common stock issuances from reinvested dividends - 1,243 shares	20	—	—	—	20
Common stock cash dividends declared ($0.10 per share)	—	—	(1,067)	—	(1,067)
Balance, March 31, 2016	$45,829	$(1,867)	$103,418	$(1,261)	$146,119

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$(1,616)	$4,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	355	295
Provision for loan losses	250	250
Share-based compensation expense	84	50
Deferred income tax benefit	(3,808)	(102)
Loans originated for sale	(2,243)	(2,332)
Proceeds from sale of loans	2,247	2,501
Realized securities (gains) losses, net	58	(393)
Gain on disposal of assets	(156)	(6)
Write-downs of foreclosed properties	418	109
Amortization of securities premiums, net	959	1,118
Amortization (accretion) related to acquisitions, net	(145)	3
Amortization of intangibles	97	50
Earnings on bank owned life insurance	(269)	(256)
Decrease in accrued interest receivable	143	315
Increase in other assets	(580)	(727)
Increase in other liabilities	10,947	1,302
Net cash provided by operating activities	6,741	6,239
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	600	55
Proceeds from sales of securities available for sale	3,154	33,787
Principal payments received on securities available for sale	7,686	8,170
Purchases of securities available for sale	(27,641)	(32,418)
Purchases of other investments	(3,944)	(5,149)
Proceeds from redemptions of other investments	3,558	3,999
Net loan (orginations) payments	14,671	(16,864)
Purchases of premises and equipment	(2,995)	(312)
Proceeds from sales of repossessed assets & property held for sale	1,232	1,302
Net cash used in investing activities	(3,679)	(7,430)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	20,636	18,395
Net increase (decrease) in time deposits	(14,910)	9,439
Net increase (decrease) in short-term borrowings	4,407	(17,945)
Repayment of long-term borrowings	(455)	(478)
Net proceeds from issuance of common stock	35	20
Exercise of stock options	12	—
Dividends paid on common stock	(1,182)	(1,067)
Net cash provided by financing activities	8,543	8,364
Increase in cash and cash equivalents	11,605	7,173
Cash and cash equivalents:
Beginning	46,616	9,487
Ending	$58,221	$16,660

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2017	March 31, 2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,047	$3,434
Income taxes	$355	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$113	$—

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

The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2016 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

ASU 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest

(current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was effective on January 1, 2017 and did not have a significant impact on our financial statements.

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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost requires an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We do not expect the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.
ASU 2017‐08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities shortens the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. We are currently assessing the impact that ASU 2017‐08 will have on our consolidated financial statements.
NOTE 3.  FAIR VALUE MEASUREMENTS

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

Accordingly, securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans held for investment and property held for sale.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$14,564	$—	$14,564	$—
Mortgage backed securities:
Government sponsored agencies	132,975	—	132,975	—
Nongovernment sponsored entities	3,998	—	3,998	—
State and political subdivisions	5,020	—	5,020	—
Corporate debt securities	18,309	—	18,309	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	107,025	—	107,025	—
Total available for sale securities	$282,028	$—	$282,028	$—

Derivative financial assets
Interest rate swaps	$257	$—	$257	$—

Derivative financial liabilities
Interest rate swaps	$3,823	$—	$3,823	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,174	$—	$15,174	$—
Mortgage backed securities:
Government sponsored agencies	138,846	—	138,846	—
Nongovernment sponsored entities	4,653	—	4,653	—
Corporate debt securities	18,170	—	18,170	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	89,562	—	89,562	—
Total available for sale securities	$266,542	$—	$266,542	$—

Derivative financial assets
Interest rate swaps	$200	$—	$200	$—

Derivative financial liabilities
Interest rate swaps	$4,611	$—	$4,611	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$172	$—	$172	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	296	—	130	166
Total collateral-dependent impaired loans	$1,241	$—	$1,075	$166

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	18,407	—	18,407	—
Residential real estate	518	—	518	—
Total property held for sale	$19,901	$—	$19,901	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$176	$—	$176	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$1,075	$—	$1,075	$—

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	19,327	—	19,327	—
Residential real estate	279	—	279	—
Total property held for sale	$20,582	$—	$20,582	$—

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$58,221	$58,221	$—	$58,221	$—
Securities available for sale	282,028	282,028	—	282,028	—
Other investments	13,328	13,328	—	13,328	—
Loans held for sale, net	172	172	—	172	—
Loans, net	1,292,915	1,301,676	—	1,075	1,300,601
Accrued interest receivable	6,024	6,024	—	6,024	—
Derivative financial assets	257	257	—	257	—
	$1,652,945	$1,661,706	$—	$361,105	$1,300,601
Financial liabilities
Deposits	$1,301,241	$1,315,973	$—	$1,315,973	$—
Short-term borrowings	228,868	228,868	—	228,868	—
Long-term borrowings	46,215	48,128	—	48,128	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	733	733	—	733	—
Derivative financial liabilities	3,823	3,823	—	3,823	—
	$1,600,469	$1,617,114	$—	$1,617,114	$—

	December 31, 2016		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,616	$46,616	$—	$46,616	$—
Securities available for sale	266,542	266,542	—	266,542	—
Other investments	12,942	12,942	—	12,942	—
Loans held for sale, net	176	176	—	176	—
Loans, net	1,307,862	1,321,235	—	1,075	1,320,160
Accrued interest receivable	6,167	6,167	—	6,167	—
Derivative financial assets	200	200	—	200	—
	$1,640,505	$1,653,878	$—	$333,718	$1,320,160
Financial liabilities
Deposits	$1,295,519	$1,309,820	$—	$1,309,820	$—
Short-term borrowings	224,461	224,461	—	224,461	—
Long-term borrowings	46,670	49,013	—	49,013	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	736	736	—	736	—
Derivative financial liabilities	4,611	4,611	—	4,611	—
	$1,591,586	$1,608,230	$—	$1,608,230	$—

NOTE 4.  (LOSS)/EARNINGS PER SHARE

The computations of basic and diluted (loss)/earnings per share follow:

	For the Three Months Ended March 31,
	2017			2016
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income (loss)	$(1,616)			$4,062

Basic (loss)/earnings per share	$(1,616)	10,738,365	$(0.15)	$4,062	10,671,856	$0.38

Effect of dilutive securities:
Stock options		—			7,445
Stock appreciation rights (SARs)		—			—

Diluted (loss)/earnings per share	$(1,616)	10,738,365	$(0.15)	$4,062	10,679,301	$0.38

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarters ended March 31, 2017 and March 31, 2016 were 49,140 shares and 57,000 shares respectively. Our anti-dilutive SARs for quarters ended March 31, 2017 and March 31, 2016 were 254,332 and 166,717, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2017, December 31, 2016, and March 31, 2016 are summarized as follows:

	March 31, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,001	$618	$55	$14,564
Residential mortgage-backed securities:
Government-sponsored agencies	132,920	1,332	1,277	132,975
Nongovernment-sponsored entities	3,972	42	16	3,998
State and political subdivisions
General obligations	785	—	6	779
Other revenues	4,217	31	7	4,241
Corporate debt securities	18,363	39	93	18,309
Total taxable debt securities	174,258	2,062	1,454	174,866
Tax-exempt debt securities
State and political subdivisions
General obligations	57,545	689	1,174	57,060
Water and sewer revenues	12,074	101	88	12,087
Lease revenues	9,011	20	167	8,864
Electric revenues	3,236	15	74	3,177
Transit revenues	3,404	29	41	3,392
Other revenues	22,624	154	333	22,445
Total tax-exempt debt securities	107,894	1,008	1,877	107,025
Equity securities	137	—	—	137
Total available for sale securities	$282,289	$3,070	$3,331	$282,028

	December 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,580	$642	$48	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,451	1,554	1,159	138,846
Nongovernment-sponsored entities	4,631	44	22	4,653
Corporate debt securities	18,295	23	148	18,170
Total taxable debt securities	175,957	2,263	1,377	176,843
Tax-exempt debt securities
State and political subdivisions
General obligations	49,449	569	1,388	48,630
Water and sewer revenues	9,087	63	149	9,001
Lease revenues	9,037	7	201	8,843
Electric revenues	3,247	10	48	3,209
Sales tax revenues	2,870	—	34	2,836
Other revenues	17,321	93	371	17,043
Total tax-exempt debt securities	91,011	742	2,191	89,562
Equity securities	137	—	—	137
Total available for sale securities	$267,105	$3,005	$3,568	$266,542

	March 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$19,757	$1,231	$49	$20,939
Residential mortgage-backed securities:
Government-sponsored agencies	151,895	2,594	596	153,893
Nongovernment-sponsored agencies	7,162	58	56	7,164
State and political subdivisions:
Water and sewer revenues	250	—	—	250
Corporate debt securities	14,539	38	662	13,915
Total taxable debt securities	193,603	3,921	1,363	196,161
Tax-exempt debt securities:
State and political subdivisions:
General obligations	40,103	1,926	45	41,984
Water and sewer revenues	7,547	216	—	7,763
Lease revenues	6,284	223	—	6,507
Special tax revenues	3,022	64	—	3,086
Sales tax revenues	2,899	72	—	2,971
Other revenues	12,588	381	3	12,966
Total tax-exempt debt securities	72,443	2,882	48	75,277
Equity securities	77	—	—	77
Total available for sale securities	$266,123	$6,803	$1,411	$271,515

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Michigan	$15,807	$33	$492	$15,348
Texas	11,981	73	169	11,885
California	11,741	111	251	11,601
Illinois	10,073	231	97	10,207
West Virginia	8,352	27	52	8,327

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

The maturities, amortized cost and estimated fair values of securities at March 31, 2017, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,098	$50,397
Due from one to five years	89,853	90,143
Due from five to ten years	23,326	23,263
Due after ten years	118,875	118,088
Equity securities	137	137
	$282,289	$282,028

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2017 and 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2017
Securities available for sale	$3,154	$600	$7,686	$61	$119

2016
Securities available for sale	$33,787	$55	$8,170	$562	$169

We held 121 available for sale securities having an unrealized loss at March 31, 2017.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$—	$—	$3,091	$(55)	$3,091	$(55)
Residential mortgage-backed securities:
Government-sponsored agencies	59,339	(1,073)	9,015	(204)	68,354	(1,277)
Nongovernment-sponsored entities	—	—	1,636	(16)	1,636	(16)
State and political subdivisions:
General obligations	779	(6)	—	—	779	(6)
Other revenues	2,196	(7)	—	—	2,196	(7)
Corporate debt securities	955	(45)	1,563	(48)	2,518	(93)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,618	(1,174)	—	—	33,618	(1,174)
Water and sewer revenues	5,376	(88)	—	—	5,376	(88)
Lease revenues	4,390	(167)	—	—	4,390	(167)
Electric revenues	1,939	(74)	—	—	1,939	(74)
Transit revenues	1,118	(41)	—	—	1,118	(41)
Other revenues	11,394	(333)	—	—	11,394	(333)
Total temporarily impaired securities	121,104	(3,008)	15,305	(323)	136,409	(3,331)
Total	$121,104	$(3,008)	$15,305	$(323)	$136,409	$(3,331)

	December 31, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$763	$(5)	$2,575	$(43)	$3,338	$(48)
Residential mortgage-backed securities:
Government-sponsored agencies	55,388	(985)	8,389	(174)	63,777	(1,159)
Nongovernment-sponsored entities	97	—	3,013	(22)	3,110	(22)
Corporate debt securities	968	(31)	3,136	(117)	4,104	(148)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,115	(1,388)	—	—	33,115	(1,388)
Water and sewer revenues	4,761	(149)	—	—	4,761	(149)
Lease revenues	7,011	(201)	—	—	7,011	(201)
Electric revenues	1,973	(48)	—	—	1,973	(48)
Sales tax revenues	2,836	(34)	—	—	2,836	(34)
Other revenues	8,445	(371)	—	—	8,445	(371)
Total temporarily impaired securities	115,357	(3,212)	17,113	(356)	132,470	(3,568)
Total	$115,357	$(3,212)	$17,113	$(356)	$132,470	$(3,568)

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Commercial	$134,808	$119,088	$101,742
Commercial real estate
Owner-occupied	217,733	203,047	202,680
Non-owner occupied	401,795	381,921	353,351
Construction and development
Land and land development	68,079	72,042	66,483
Construction	16,511	16,584	7,997
Residential real estate
Non-jumbo	266,140	265,641	221,368
Jumbo	60,780	65,628	50,057
Home equity	75,299	74,596	74,097
Mortgage warehouse lines	30,217	85,966	—
Consumer	24,440	25,534	19,095
Other	8,831	9,489	11,235
Total loans, net of unearned fees	1,304,633	1,319,536	1,108,105
Less allowance for loan losses	11,718	11,674	11,315
Loans, net	$1,292,915	$1,307,862	$1,096,790

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at March 31, 2017 are as follows:

	Acquired Loans
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$2,456	$49,173	$51,629

Recorded investment
Commercial	$—	$3,095	$3,095
Commercial real estate
Owner-occupied	—	3,054	3,054
Non-owner occupied	—	1,118	1,118
Construction and development
Land and land development	—	3,608	3,608
Residential real estate
Non-jumbo	998	31,037	32,035
Jumbo	1,014	3,247	4,261
Consumer	—	3,708	3,708
Total recorded investment	$2,012	$48,867	$50,879

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from January 1, 2017 to March 31, 2017:

Dollars in thousands
Accretable yield, January 1, 2017	$290
Accretion	(31)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	(14)
Accretable yield, March 31, 2017	$245

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2017 and 2016 and December 31, 2016.

	At March 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$5	$157	$55	$217	$134,591	$—
Commercial real estate
Owner-occupied	162	2,298	577	3,037	214,696	—
Non-owner occupied	298	—	—	298	401,497	—
Construction and development
Land and land development	252	38	3,741	4,031	64,048	—
Construction	—	—	—	—	16,511	—
Residential mortgage
Non-jumbo	2,554	926	3,140	6,620	259,520	—
Jumbo	—	—	—	—	60,780	—
Home equity	108	—	379	487	74,812	—
Mortgage warehouse lines	—	—	—	—	30,217	—
Consumer	158	14	161	333	24,107	68
Other	—	—	—	—	8,831	—
Total	$3,537	$3,433	$8,053	$15,023	$1,289,610	$68

	At December 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$90	$86	$165	$341	$118,747	$—
Commercial real estate
Owner-occupied	93	—	509	602	202,445	—
Non-owner occupied	340	—	65	405	381,516	—
Construction and development
Land and land development	423	129	3,852	4,404	67,638	—
Construction	—	—	—	—	16,584	—
Residential mortgage
Non-jumbo	4,297	1,889	3,287	9,473	256,168	—
Jumbo	—	—	—	—	65,628	—
Home equity	—	302	57	359	74,237	—
Mortgage warehouse lines	—	—	—	—	85,966	—
Consumer	308	84	150	542	24,992	—
Other	—	—	—	—	9,489	—
Total	$5,551	$2,490	$8,085	$16,126	$1,303,410	$—

	At March 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$39	$468	$179	$686	$101,056	$—
Commercial real estate
Owner-occupied	272	497	822	1,591	201,089	—
Non-owner occupied	153	—	749	902	352,449	—
Construction and development
Land and land development	178	41	4,739	4,958	61,525	—
Construction	—	—	—	—	7,997	—
Residential mortgage
Non-jumbo	2,555	832	1,906	5,293	216,075	—
Jumbo	—	—	—	—	50,057	—
Home equity	—	453	71	524	73,573	—
Consumer	70	21	117	208	18,887	—
Other	—	—	—	—	11,235	—
Total	$3,267	$2,312	$8,583	$14,162	$1,093,943	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2017, December 31, 2016 and March 31, 2016.

	March 31,		December 31,
Dollars in thousands	2017	2016	2016
Commercial	$226	$430	$298
Commercial real estate
Owner-occupied	577	822	509
Non-owner occupied	4,157	5,318	4,336
Construction and development
Land & land development	3,936	5,467	4,465
Construction	—	—	—
Residential mortgage
Non-jumbo	5,343	3,023	4,621
Jumbo	—	—	—
Home equity	542	225	194
Mortgage warehouse lines	—	—	—
Consumer	94	121	151
Total	$14,875	$15,406	$14,574

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

The following tables present loans individually evaluated for impairment at March 31, 2017, December 31, 2016 and March 31, 2016.

	March 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$275	$275	$—	$275	$9
Commercial real estate
Owner-occupied	806	806	—	806	44
Non-owner occupied	9,678	9,679	—	9,679	271
Construction and development
Land & land development	4,884	4,885	—	4,885	81
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,173	4,183	—	4,049	157
Jumbo	3,626	3,625	—	3,625	172
Home equity	524	523	—	523	24
Mortgage warehouse lines	—	—	—	—	—
Consumer	39	39	—	39	4
Total without a related allowance	$24,005	$24,015	$—	$23,881	$762

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,847	6,847	375	6,847	268
Non-owner occupied	1,300	1,300	200	1,300	42
Construction and development
Land & land development	2,065	2,066	589	2,066	79
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,298	2,300	337	2,041	96
Jumbo	852	852	25	852	43
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,362	$13,365	$1,526	$13,106	$528

Total
Commercial	$25,855	$25,858	$1,164	$25,858	$794
Residential real estate	11,473	11,483	362	11,090	492
Consumer	39	39	—	39	4
Total	$37,367	$37,380	$1,526	$36,987	$1,290

	December 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$285	$285	$—	$247	$10
Commercial real estate
Owner-occupied	520	520	—	534	31
Non-owner occupied	10,203	10,205	—	10,675	294
Construction and development
Land & land development	5,227	5,227	—	5,270	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,055	4,065	—	3,910	193
Jumbo	3,640	3,639	—	3,693	175
Home equity	524	523	—	523	22
Mortgage warehouse lines	—	—	—	—	—
Consumer	44	44	—	50	5
Total without a related allowance	$24,498	$24,508	$—	$24,902	$810

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,864	6,864	347	6,879	269
Non-owner occupied	1,311	1,311	197	1,327	43
Construction and development
Land & land development	2,066	2,066	585	2,074	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,055	2,057	251	1,851	78
Jumbo	853	853	24	862	44
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,149	$13,151	$1,404	$12,993	$514

Total
Commercial	$26,476	$26,478	$1,129	$27,006	$807
Residential real estate	11,127	11,137	275	10,839	512
Consumer	44	44	—	50	5
Total	$37,647	$37,659	$1,404	$37,895	$1,324

	March 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$200	$200	$—	$200	$9
Commercial real estate
Owner-occupied	5,446	5,446	—	5,446	211
Non-owner occupied	11,352	11,353	—	11,353	299
Construction and development
Land & land development	7,451	7,452	—	7,452	163
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,060	4,071	—	3,824	169
Jumbo	3,740	3,739	—	3,739	178
Home equity	710	709	—	709	32
Consumer	62	62	—	62	5
Total without a related allowance	$33,021	$33,032	$—	$32,785	$1,066

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	2,929	2,929	89	2,929	112
Non-owner occupied	1,841	1,841	151	1,841	71
Construction and development
Land & land development	1,152	1,152	139	1,152	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,337	2,337	187	2,337	112
Jumbo	867	868	31	868	43
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$9,126	$9,127	$597	$9,127	$338

Total
Commercial	$30,371	$30,373	$379	$30,373	$865
Residential real estate	11,714	11,724	218	11,477	534
Consumer	62	62	—	62	5
Total	$42,147	$42,159	$597	$41,912	$1,404

Included in impaired loans are TDRs of $28.9 million, of which $28.2 million were current with respect to restructured contractual payments at March 31, 2017, and $28.6 million, of which $28.1 million were current with respect to restructured contractual payments at December 31, 2016.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2017 and March 31, 2016 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction and development
Land & land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	4	880	880	1	250	250
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$880	$880	1	$250	$250

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

For the Three Months Ended March 31, 2017
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—
Commercial real estate
Owner-occupied	—	—
Non-owner occupied	—	—
Construction and development
Land & land development	—	—
Construction	—	—
Residential real estate
Non-jumbo	1	319
Jumbo	—	—
Home equity	—	—
Mortgage warehouse lines	—	—
Consumer	—	—
Total	1	$319

The following table details the activity regarding TDRs by loan type for the three months and three months ended March 31, 2017, and the related allowance on TDRs.

For the Three Months Ended March 31, 2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2017	$3,866	$—	$183	$7,383	$6,714	$5,417	$4,493	$523	$—	$44	$—	$28,623
Additions	—	—	—	—	—	880	—	—	—	—	—	880
Charge-offs	—	—	—	—	(65)	—	—	—	—	—	—	(65)
Net (paydowns) advances	(352)	—	(5)	(28)	(58)	(83)	(15)	—	—	(4)	—	(545)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2017	$3,514	$—	$178	$7,355	$6,591	$6,214	$4,478	$523	$—	$40	$—	$28,893

Allowance related to troubled debt restructurings	$526	$—	$—	$375	$200	$337	$25	$—	$—	$—	$—	$1,463

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016
Pass	$60,870	$64,144	$16,511	$16,584	$133,106	$117,214	$212,724	$201,113	$396,073	$375,181	$30,217	$85,966
OLEM (Special Mention)	2,002	2,097	—	—	1,341	1,471	3,152	567	1,199	1,381	—	—
Substandard	5,207	5,801	—	—	361	403	1,857	1,367	4,523	5,359	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$68,079	$72,042	$16,511	$16,584	$134,808	$119,088	$217,733	$203,047	$401,795	$381,921	$30,217	$85,966

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	3/31/2017	12/31/2016	3/31/2016	3/31/2017	12/31/2016	3/31/2016
Residential real estate
Non-jumbo	$260,690	$261,020	$218,345	$5,450	$4,621	$3,023
Jumbo	60,780	65,628	50,057	—	—	—
Home Equity	74,757	74,402	73,872	542	194	225
Consumer	24,262	25,368	18,960	178	166	135
Other	8,831	9,489	11,235	—	—	—
Total	$429,320	$435,907	$372,469	$6,170	$4,981	$3,383

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month periods ended March 31, 2017 and 2016, and for the year ended December 31, 2016 is as follows:

	Three Months Ended March 31,		Year Ended December 31,
Dollars in thousands	2017	2016	2016
Balance, beginning of year	$11,674	$11,472	$11,472
Charge-offs:
Commercial	2	260	489
Commercial real estate
Owner occupied	3	—	179
Non-owner occupied	65	101	124
Construction and development
Land and land development	3	—	127
Construction	—	—	9
Residential real estate
Non-jumbo	160	120	169
Jumbo	1	—	—
Home equity	—	11	175
Mortgage warehouse lines	—	—	—
Consumer	30	15	98
Other	50	53	185
Total	314	560	1,555
Recoveries:
Commercial	3	59	73
Commercial real estate
Owner occupied	8	8	31
Non-owner occupied	2	3	17
Construction and development
Land and land development	15	5	840
Construction	—	—	—
Real estate - mortgage
Non-jumbo	22	36	136
Jumbo	—	—	6
Home equity	—	1	3
Mortgage warehouse lines	—	—	—
Consumer	18	15	76
Other	40	26	75
Total	108	153	1,257
Net charge-offs	206	407	298
Provision for loan losses	250	250	500
Balance, end of period	$11,718	$11,315	$11,674

Activity in the allowance for loan losses by loan class during the first three months of 2017 is as follows:

	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality	Total
Commercial	$934	$(2)	$3	$(117)	$818	$—	$818	$—	$818	$275	$134,533	$—	$134,808
Commercial real estate
Owner occupied	2,109	(3)	8	565	2,679	375	2,304	—	2,679	7,653	210,080	—	217,733
Non-owner occupied	3,438	(65)	2	1,026	4,401	200	4,201	—	4,401	10,978	390,817	—	401,795
Construction and development
Land and land development	2,263	(3)	15	(1,567)	708	589	119	—	708	6,949	61,130	—	68,079
Construction	24	—	—	(4)	20	—	20	—	20	—	16,511	—	16,511
Residential real estate
Non-jumbo	2,174	(160)	22	207	2,243	337	1,906	—	2,243	6,471	258,671	—	265,142
Jumbo	95	(1)	—	76	170	25	145	—	170	4,478	55,288	—	59,766
Home equity	413	—	—	78	491	—	491	—	491	524	74,775	—	75,299
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	30,217	—	30,217
Consumer	121	(30)	18	(29)	80	—	80	—	80	39	24,401	—	24,440
Other	103	(50)	40	15	108	—	108	—	108	—	8,831	—	8,831
PCI	—	—	—	—	—	—	—	—	—	—	—	2,012	2,012
Total	$11,674	$(314)	$108	$250	$11,718	$1,526	$10,192	$—	$11,718	$37,367	$1,265,254	$2,012	$1,304,633

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2017 and other intangible assets by reporting unit at March 31, 2017 and December 31, 2016.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2017	$6,280	$4,710	$10,990
Reclassifications to goodwill	30	—	30
Balance, March 31, 2017	$6,310	$4,710	$11,020

	Other Intangible Assets
	March 31, 2017			December 31, 2016
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$1,612	$3,000	$4,612	$1,610	$3,000	$4,610
Less: accumulated amortization	95	1,950	2,045	47	1,900	1,947
Net carrying amount	$1,517	$1,050	$2,567	$1,563	$1,100	$2,663

We recorded amortization expense of approximately $97,000 for the three months ended March 31, 2017 relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2017	$186	$200
2018	175	200
2019	163	200
2020	151	200
2021	139	200

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2017 and 2016 and December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Demand deposits, interest bearing	$275,678	$262,591	$210,878
Savings deposits	342,548	337,348	286,695
Time deposits	530,929	545,843	474,593
Total	$1,149,155	$1,145,782	$972,166

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $200.3 million, $205.7 million and $138.8 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2017 is as follows:

Dollars in thousands
Nine month period ending December 31, 2017	$211,129
Year ending December 31, 2018	129,067
Year ending December 31, 2019	73,182
Year ending December 31, 2020	47,752
Year ending December 31, 2021	37,456
Thereafter	32,343
Total	$530,929

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2017:

Dollars in thousands	Amount	Percent
Three months or less	$76,654	19.1%
Three through six months	42,176	10.5%
Six through twelve months	90,662	22.6%
Over twelve months	191,595	47.8%
Total	$401,087	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2017		2016
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$225,400	$3,468	$150,000	$3,448
Average balance outstanding for the period	193,481	3,465	165,102	3,446
Maximum balance outstanding at any month end during period	225,400	3,468	188,450	3,448
Weighted average interest rate for the period	1.02%	1.00%	0.58%	0.50%
Weighted average interest rate for balances
outstanding at March 31	0.84%	0.78%	0.57%	0.50%

Long-term borrowings:  Our long-term borrowings of $46.2 million, $46.7 million and $75.1 million at March 31, 2017, December 31, 2016, and March 31, 2016 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at March 31,		Balance at December 31,
Dollars in thousands	2017	2016	2016
Long-term FHLB advances	$764	$846	$767
Long-term repurchase agreements	45,000	72,000	45,000
Term loan	451	2,257	903
Total	$46,215	$75,103	$46,670

The term loan at March 31, 2017 is secured by the common stock of our subsidiary bank and bears a variable interest rate of prime minus 50 basis points with a final maturity of 2017. Our long term FHLB borrowings and repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2017 was 4.26% compared to 4.41% for the first three months of 2016.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2017, December 31, 2016, and March 31, 2016.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2017	$463	$—
	2018	45,017	—
	2019	18	—
	2020	19	—
	2021	20	—
	Thereafter	678	19,589
		$46,215	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. We granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the first quarter 2016.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs issued during 2017 were as follows:

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.16%	2.24%
Expected dividend yield	1.45%	1.45%
Expected common stock volatility	60.05%	59.60%
Expected life	6.5 years	7 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2017 and 2016, our stock compensation expense was $84,000 and $50,000 and the related deferred taxes were approximately $31,000 and $19,000.

A summary of activity in our Plans during the first three months of 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017		2016
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	217,857	$13.56	244,147	$14.05
Granted	87,615	26.01	—	—
Exercised	(2,000)	6.21	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31	303,472	$17.20	244,147	$14.05

Other information regarding awards outstanding and exercisable at March 31, 2017 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	5,000	$2.54	6.33	$95	5,000	$2.54	$95
6.01 - 10.00	5,640	8.91	1.79	71	5,640	8.91	71
10.01 - 17.50	166,717	12.01	8.07	1,589	33,343	12.01	318
17.51 - 20.00	15,100	17.81	1.28	57	15,100	17.81	57
20.01 - 25.93	111,015	25.99	8.14	—	23,400	25.93	—
	303,472	17.20		$1,812	82,483	16.23	$541

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2017
Commitments to extend credit:
Revolving home equity and credit card lines	$64,262
Construction loans	46,643
Other loans	113,035
Standby letters of credit	3,301
Total	$227,241

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

Litigation

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

Furthermore, on January 23, 2017, ResCap, as successor to RFC (together with RFC, the "RFC Parties"), filed a complaint against Summit Community Bank, Inc., as successor to Shenandoah Valley Community Bank (“Summit”), in the United States District Court for the District of Minnesota (collectively, the “ResCap Litigation”). Additional information regarding the ResCap Litigation is included under the caption “Legal Contingencies” in Note 17 of our consolidated financial statements beginning on page 92 of our Form 10-K for the year ended December 31, 2016.

On April 24, 2017, Summit Community Bank, Inc. entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the RFC parties with respect to the Rescap Litigation.  Under the Settlement Agreement, Summit Community Bank agreed to pay $9.9 million to fully resolve all claims by the RFC Parties, and to avoid the further costs, disruption, and distraction of defending the Rescap Litigation. Summit recorded a charge to noninterest expense in its consolidated statement of income for the three months ended March 31, 2017 to recognize this settlement.
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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier ("CET1") 1, Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2017, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of March 31, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
CET1 (to risk weighted assets)
Summit	$143,684	10.3%	$97,649	7.0%	$90,674	6.5%
Summit Community	161,572	11.6%	97,500	7.0%	90,536	6.5%
Tier I Capital (to risk weighted assets)
Summit	160,888	11.5%	118,917	8.5%	111,922	8.0%
Summit Community	161,572	11.6%	118,393	8.5%	111,429	8.0%
Total Capital (to risk weighted assets)
Summit	172,606	12.3%	147,347	10.5%	140,330	10.0%
Summit Community	173,290	12.4%	146,738	10.5%	139,750	10.0%
Tier I Capital (to average assets)
Summit	160,888	9.4%	68,463	4.0%	85,579	5.0%
Summit Community	161,572	9.4%	68,754	4.0%	85,943	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
CET1 (to risk weighted assets)
Summit	146,494	10.5%	97,663	7.0%	90,687	6.5%
Summit Community	165,747	11.9%	97,498	7.0%	90,534	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,357	11.8%	118,393	8.5%	111,428	8.0%
Summit Community	165,747	11.9%	118,391	8.5%	111,427	8.0%
Total Capital (to risk weighted assets)
Summit	176,031	12.6%	122,734	10.5%	139,707	10.0%
Summit Community	177,421	12.7%	146,687	10.5%	139,702	10.0%
Tier I Capital (to average assets)
Summit	164,357	9.4%	69,939	4.0%	87,424	5.0%
Summit Community	165,747	9.5%	69,788	4.0%	87,235	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended March 31, 2017
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$13,795	$—	$(165)	$—	$13,630
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	13,545	—	(165)	—	13,380
Other income	1,507	1,072	491	(491)	2,579
Other expenses	18,104	981	422	(491)	19,016
Income (loss) before income taxes	(3,052)	91	(96)	—	(3,057)
Income tax expense (benefit)	(1,450)	41	(32)	—	(1,441)
Net income (loss)	$(1,602)	$50	$(64)	$—	$(1,616)
Inter-segment revenue (expense)	$(451)	$(40)	$491	$—	$—
Average assets	$1,750,059	$6,174	$180,393	$(206,991)	$1,729,635
Capital expenditures	$2,992	$3	$—	$—	$2,995

	Three Months Ended March 31, 2016
Dollars in thousands	Community Banking	Insurance & Financial Services	Parent	Eliminations	Total
Net interest income	$11,938	$—	$(159)	$—	$11,779
Provision for loan losses	250	—	—	—	250
Net interest income after provision for loan losses	11,688	—	(159)	—	11,529
Other income	1,757	1,049	389	(389)	2,806
Other expenses	7,274	1,055	614	(389)	8,554
Income (loss) before income taxes	6,171	(6)	(384)	—	5,781
Income tax expense (benefit)	1,843	(2)	(122)	—	1,719
Net income (loss)	$4,328	$(4)	$(262)	$—	$4,062
Inter-segment revenue (expense)	$(361)	$(28)	$389	$—	$—
Average assets	$1,526,926	$5,866	$171,028	$(198,706)	$1,505,114
Capital expenditures	$221	$—	$91	$—	$312

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$3,823	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,374	$257	$—	$—

	December 31, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$4,611	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,507	$200	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 16. ACQUISITIONS

On October 1, 2016, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Highland County Bankshares, Inc. ("HCB") and its subsidiary First and Citizens Bank, headquartered in Monterey, Virginia for cash consideration of $21.8 million. HCB's assets and liabilities approximated $123 million and $107 million, respectively, at September 30, 2016.

On April 1, 2017, SCB acquired First Century Bankshares, Inc. ("FCB") and its subsidiary First Century Bank, headquartered in Bluefield, West Virginia, for consideration of 1,537,912 shares of Summit common stock and $15.0 million cash. FCB's assets and liabilities approximated $405 million and $361 million, respectively, at March 31, 2017.

The following table estimates the pro forma revenue, net income and diluted earnings per share of the combined entities of Summit, HCB and FCB as if the acquisitions had taken place on January 1, 2016.

The pro forma revenue, net income and diluted earnings per share for the three months ended March 31, 2017 combines the historical results of FCB with Summit's consolidated statements of income and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition related expenses of $109,000 were included in our actual consolidated statement of income for the three months ended March 31, 2017, but were excluded from the pro forma information listed below. Additionally, FCB incurred acquisition related expenses of $661,000 in the first three months of 2017 which were also excluded. We expect to achieve operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below.

The pro forma revenue, net income and diluted earnings per share for the three months ended March 31, 2016 combines the historical results of HCB and FCB with Summit's consolidated statements of income and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition related expenses of $112,000 were included in our actual consolidated statement of income for the three months ended March 31, 2016, but were excluded from the pro forma information listed below. We expect to achieve operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below.

	Summit, HCB & FCB Pro Forma
	For the Three Ended March 31,
Dollars in thousands, except per share amounts	2017	2016
Total revenues, net of interest expense	$21,546	$20,505
Net (loss) income	$(693)	$5,254
Diluted (loss) earnings per share	$(0.06)	$0.43

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ending March 31, 2017 and 2016.

	March 31, 2017
Dollars in thousands	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(2,906)	$(356)	$(3,262)
Other comprehensive income before reclassification	497	153	650
Amounts reclassified from accumulated other comprehensive income	—	37	37
Net current period other comprehensive income	497	190	687
Ending balance	$(2,409)	$(166)	$(2,575)

	March 31, 2016
Dollars in thousands	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(3,195)	$2,739	$(456)
Other comprehensive income (loss) before reclassification	(1,462)	905	(557)
Amounts reclassified from accumulated other comprehensive income	—	(248)	(248)
Net current period other comprehensive income (loss)	(1,462)	657	(805)
Ending balance	$(4,657)	$3,396	$(1,261)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and our operating segments, Summit Community Bank (“Summit Community”), and Summit Insurance Services, LLC for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2016 audited financial statements and Annual Report on Form 10-K.

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

Interest earning assets increased by 15.15% for the first three months in 2017 compared to the same period of 2016 while our net interest earnings on a tax equivalent basis increased 15.58%.  Our tax equivalent net interest margin increased 4 basis points as our yield on interest earning assets increased 8 basis points while our cost of interest bearing funds increased 6 basis points.

We recorded a charge of $9.9 million, or $6.2 million after-tax, to noninterest expense for the quarter ended March 31, 2017 to recognize our full resolution of the ResCap Litigation which had been pending since 2014. As result of this charge, we reported a net loss for first quarter 2017.
BUSINESS SEGMENT RESULTS

We are organized and managed along two major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2017	2016
Community banking	$(1,602)	$4,328
Insurance & financial services	50	(4)
Parent	(64)	(262)
Consolidated net (loss) income	$(1,616)	$4,062

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2016 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2016.

RESULTS OF OPERATIONS

Earnings Summary

Net loss for the quarter ended March 31, 2017 was $1.6 million, or ($0.15) per diluted share, compared to net income of $4.1 million, or $0.38 per diluted share for the same period of 2016. The 2017 loss was attributable to the accrual for a $9.9 million pre-tax litigation settlement. Otherwise, the loss for the quarter ended March 31, 2017, compared to earnings for the same period of 2016, were positively impacted by increased net interest income and increased gains on sales of foreclosed properties while being negatively impacted by smaller gains realized on sales of securities, higher write-downs of foreclosed properties, and higher personnel costs.  Included in the loss for the three months ended March 31, 2017 was $58,000 in realized securities losses, $156,000 in gains on the sales of foreclosed properties, and $418,000 of charges resulting from the write-down of a portion of our foreclosed properties to fair value.  Returns on average equity and assets for the first three months of 2017 were (4.11%) and (0.37%), respectively, compared with 11.10% and 1.08% for the same period of 2016.

On October 1, 2016, we completed our acquisition of Highland County Bankshares, Inc. (“HCB”) and its subsidiary, First & Citizens Bank, headquartered in Monterey, Virginia. Accordingly, HCB’s results of operations are included in our consolidated results of operation from the date of acquisition, and therefore our first quarter 2017 results reflect increased levels of average balances, income and expense as compared to first quarter 2016 results. At consummation, HCB had total assets of $122.8 million, loans of $60.8 million, and deposits of $106.9 million.

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

Q1 2017 compared to Q4 2016

Our net interest income on a fully tax-equivalent basis totaled $14.1 million for the three months ended March 31, 2017, or $207,000 or 1.5% more than the $13.9 million for the quarter ended December 31, 2016.  Our tax-equivalent earnings on interest earning assets decreased $29,000, while the cost of interest bearing liabilities also decreased $236,000 (see Table II).

Average interest earning assets decreased 2.4% from $1.65 billion during the fourth quarter 2016 to $1.61 billion for the first three months of 2017, while average interest bearing liabilities decreased 2.4% from $1.44 billion at December 31, 2016 to $1.41 billion at March 31, 2017.

Our consolidated net interest margin increased to 3.54% for the three months ended March 31, 2017, compared to 3.34% for the fourth quarter 2016, as the yields on earning assets increased 18 basis points, while the cost of our interest bearing funds decreased by 1 basis point. The improved yields on earning assets in first quarter 2017 resulted primarily from paydowns of lower yielding mortgage warehouse lines of credit which were particularly replaced by higher yielding commercial and commercial real estate loans. Secondarily, loan yields were also positively impacted by recent increases in market interest rates.

Q1 2017 compared to Q1 2016

Our net interest income on a fully tax-equivalent basis totaled $14.1 million for the three months ended March 31, 2017, or $1.9 million or 15.6% more than the $12.2 million for the same period of 2016.  Our tax-equivalent earnings on interest earning assets increased $2.6 million, while the cost of interest bearing liabilities also increased $658,000 (see Table II).

Average interest earning assets increased 15.1% from $1.40 billion during the first three months of 2016 to $1.61 billion for the first three months of 2017, while average interest bearing liabilities increased 15.1% from $1.22 billion at March 31, 2016 to $1.41 billion at March 31, 2017.

Our consolidated net interest margin increased to 3.54% for the three months ended March 31, 2017, compared to 3.50% for the same period in 2016, as the yields on earning assets increased 8 basis points, while the cost of our interest bearing funds increased by 6 basis points.

Assuming no unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term primarily due to growth in loans and the impact of the FCB acquisition, coupled with expected moderate improvement in net interest margin over the same period.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2017			December 31, 2016			March 31, 2016
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,278,386	$15,550	4.93%	$1,308,418	$15,651	4.76%	$1,089,083	$13,291	4.91%
Tax-exempt (2)	13,292	186	5.68%	13,845	195	5.60%	15,824	220	5.59%
Securities
Taxable	186,332	1,128	2.46%	191,951	1,111	2.30%	209,365	1,083	2.08%
Tax-exempt (2)	95,300	1,112	4.73%	89,745	1,039	4.61%	79,314	974	4.94%
Federal funds sold and interest bearing deposits with other banks	40,698	152	1.51%	49,341	160	1.30%	8,092	3	0.15%
Total interest earning assets	1,614,008	18,128	4.55%	1,653,300	18,156	4.37%	1,401,678	15,571	4.47%
Noninterest earning assets
Cash & due from banks	4,631			4,650			3,762
Premises and equipment	24,504			23,616			21,594
Property held for sale	24,258			96,165			25,465
Other assets	73,995			—			64,177
Allowance for loan losses	(11,761)			(11,905)			(11,562)
Total assets	$1,729,635			$1,765,826			$1,505,114
Interest bearing liabilities
Interest bearing demand deposits	$262,849	$148	0.23%	$256,307	$128	0.20%	209,733	83	0.16%
Savings deposits	339,930	626	0.75%	335,658	633	0.75%	277,396	506	0.73%
Time deposits	540,692	1,616	1.21%	542,602	1,669	1.22%	471,597	1,581	1.35%
Short-term borrowings	196,946	994	2.05%	221,200	954	1.72%	168,548	240	0.57%
Long-term borrowings and capital trust securities	66,146	660	4.05%	85,699	896	4.16%	95,052	976	4.13%
Total interest bearing liabilities	1,406,563	4,044	1.17%	1,441,466	4,280	1.18%	1,222,326	3,386	1.11%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	148,286			150,318			120,464
Other liabilities	17,700			19,902			15,928
Total liabilities	1,572,549			1,611,686			1,358,718

Shareholders' equity - common	157,086			154,140			146,396
Total liabilities and shareholders' equity	$1,729,635			$1,765,826			$1,505,114
Net interest earnings		$14,084			$13,876			$12,185
Net yield on interest earning assets			3.54%			3.34%			3.50%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $454,000, $419,000 and $406,000 for the periods ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2017 versus December 31, 2016			March 31, 2017 versus March 31, 2016
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(472)	$371	$(101)	$2,195	$63	$2,258
Tax-exempt	(11)	2	(9)	(37)	3	(34)
Securities
Taxable	(39)	56	17	(129)	174	45
Tax-exempt	50	23	73	182	(44)	138
Federal funds sold and interest bearing deposits with other banks	(32)	23	(9)	46	103	149
Total interest earned on interest earning assets	(504)	475	(29)	2,257	299	2,556

Interest paid on:
Interest bearing demand deposits	3	17	20	24	41	65
Savings deposits	—	(8)	(8)	111	8	119
Time deposits	(15)	(38)	(53)	209	(174)	35
Short-term borrowings	(117)	158	41	46	709	755
Long-term borrowings and capital trust securities	(211)	(25)	(236)	(296)	(20)	(316)
Total interest paid on interest bearing liabilities	(340)	104	(236)	94	564	658

Net interest income	$(164)	$371	$207	$2,163	$(265)	$1,898

Noninterest Income

Total noninterest income decreased to $2.6 million for the first three months of 2017, compared to $2.8 million for the same period of 2016.  Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2017	2016
Insurance commissions	$968	$924
Service fees related to deposit accounts	1,168	978
Realized securities (losses) gains	(58)	393
Bank owned life insurance income	250	256
Other	251	255
Total	$2,579	$2,806

Noninterest Expense

Total noninterest expense increased 122.3% for the three months ended March 31, 2017, as compared to the same period in 2016, with increased gains on sales of foreclosed properties and lower professional fees having the largest positive impacts and the litigation settlement and higher salaries, commissions, and employee benefits having the largest negative impact.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2017	$	%	2016
Salaries, commissions, and employee benefits	$5,187	$505	10.8%	$4,682
Net occupancy expense	567	27	5.0%	540
Equipment expense	735	79	12.0%	656
Professional fees	285	(187)	(39.6)%	472
Advertising and public relations	108	9	9.1%	99
Amortization of intangibles	97	47	94.0%	50
FDIC premiums	210	(90)	(30.0)%	300
Merger expense	109	(3)	(2.7)%	112
Foreclosed properties expense	104	(20)	(16.1)%	124
(Gain) loss on sales of foreclosed properties	(156)	(150)	n/a	(6)
Write-downs of foreclosed properties	418	309	283.5%	109
Litigation settlement	9,900	9,900	n/a	—
Other	1,452	36	2.5%	1,416
Total	$19,016	$10,462	122.3%	$8,554

Salaries, commissions, and employee benefits: These expenses are 10.8% higher in first three months of 2017 compared to first three months of 2016 due to an increase in number of employees, primarily those in conjunction with the HCB merger, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years.

Amortization of intangibles: Amortization of intangibles increased during 2017 as a result of the additional amortization of the core deposit intangible associated with the HCB acquisition.

FDIC premiums: FDIC premiums decreased 30.0% during first three months of 2017 reflecting a revised methodology and lower rates for the premium calculation applicable during the second half of 2016. These lower effective premium rates are expected to continue.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the HCB and FCB acquisitions. Additional such costs will be incurred related to the FCB acquisition throughout the first half of 2017.

Foreclosed properties expense: Management expects foreclosed properties expense to trend lower than in recent years due to lower levels of foreclosed properties.

Write-downs of foreclosed properties: Management anticipates write-downs of foreclosed properties to their fair values to trend lower in 2017 than levels experienced in 2014 and 2015 due to the expected continued stabilization of real estate values in our primary market areas.

Income Taxes

Our income tax benefit for the three months ended March 31, 2017 totaled $1.4 million, while our income tax expense for the three months ended March 31, 2016 totaled $1.7 million. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2017 and 2016 were (47.1%) and 29.7%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017	2016
Dollars in thousands	Percent	Percent
Applicable statutory rate	(35.0)	35.0
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(9.7)	(4.8)
State income taxes (benefit), net of Federal income tax benefit	(2.5)	1.4
Other, net	0.1	(1.9)
Effective income tax rate	(47.1)	29.7

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

We recorded $250,000 provisions for loan losses for the first three months of both 2017 and 2016.  These provisions are a result of lower average loan losses experienced over the past twelve quarters. Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.

As illustrated in Table V below, our non-performing assets have decreased since year end 2016.

Table V - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2017	2016	2016
Accruing loans past due 90 days or more	$68	$—	$—
Nonaccrual loans
Commercial	226	430	298
Commercial real estate	4,734	6,140	4,844
Commercial construction and development	—	—	—
Residential construction and development	3,936	5,467	4,465
Residential real estate	5,885	3,248	4,815
Consumer	94	121	152
Total nonaccrual loans	14,875	15,406	14,574
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,749	976	1,749
Commercial construction and development	8,276	8,717	8,610
Residential construction and development	12,635	13,808	13,265
Residential real estate	831	1,183	880
Total foreclosed properties	23,491	24,684	24,504
Repossessed assets	12	—	12
Total nonperforming assets	$38,446	$40,090	$39,090
Total nonperforming loans as a percentage of total loans	1.15%	1.39%	1.10%
Total nonperforming assets as a percentage of total assets	2.16%	2.66%	2.22%
Allowance for loan losses as a percentage of nonperforming loans	78.42%	73.45%	80.10%
Allowance for loan losses as a percentage of period end loans	0.90%	1.02%	0.88%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2017 and 2016.

Table VI - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2017	2016
Beginning balance	$24,504	$25,567
Acquisitions	113	—
Improvements	219	329
Disposals	(927)	(1,103)
Writedowns to fair value	(418)	(109)
Balance March 31	$23,491	$24,684

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
Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy.  For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.  Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due.  Other consumer loans, if collateralized, are generally charged off to net realizable value at 120 days past due.

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

At March 31, 2017, December 31, 2016, and March 31, 2016, our allowance for loan losses totaled $11.7 million, or 0.90% of total loans, $11.7 million, or 0.88% of total loans and $11.3 million, or 1.02% of total loans, respectively, and is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio. The 2017 and late 2016 decline as a percentage of total loans is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Also contributing to this decline are purchased loans and mortgage warehouse lines of credit. Purchased loans are recorded on the balance sheet at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. During 2016, we entered into a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. We have experienced no losses related to this lending segment, therefore, we analyzed the lead banks loss history and related provision and noted they had incurred no losses and therefore had no related allowance.

At March 31, 2017, December 31, 2016, and March 31, 2016, we had approximately $23.5 million, $24.5 million and $24.7 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $1.78 billion at March 31, 2017, compared to $1.76 billion at December 31, 2016, representing a 10.1% increase.  Table VIII below serves to illustrate significant changes in our financial position between December 31, 2016 and March 31, 2017.

Table VIII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)		Balance March 31,
Dollars in thousands	2016	Amount	Percentage	2017
Assets
Securities available for sale	$266,542	15,486	5.8%	$282,028
Loans, net	1,307,862	(14,947)	(1.1)%	1,292,915
Liabilities
Deposits	$1,295,519	5,722	0.4%	$1,301,241
Short-term borrowings	224,461	4,407	2.0%	228,868
Long-term borrowings	46,670	(455)	(1.0)%	46,215
Other liabilities	17,048	9,862	57.8%	26,910

Net loans declined 1.1% during the first three months of 2017 principally as a result of decreased balances on mortgage warehouse lines of credit. Excluding these lines, net loans increased 3.3% during the first three months of 2017, primarily commercial and commercial real estate loans.

Deposits increased approximately $5.7 million during the first three months of 2017; checking deposits and savings deposits increased approximately $15.4 million and $5.2 million, respectively, while time deposits decreased approximately $14.9 million.
Other liabilities increased $9.9 million due to the accrual for the Rescap litigation settlement.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2017 and December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $700 million or 39.43% of total consolidated assets at March 31, 2017.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $613 million.  As of March 31, 2017 and December 31, 2016, these advances totaled approximately $226 million and $222 million, respectively.  At March 31, 2017, we had additional borrowing capacity of $387 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2017 was approximately $118 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2017 totaled $153.6 million compared to $155.4 million at December 31, 2016.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2017.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2017	$463	$—	$225
2018	45,017	—	182
2019	18	—	151
2020	19	—	22
2021	20	—	—
Thereafter	678	19,589	—
Total	$46,215	$19,589	$580

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2017 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2017
Commitments to extend credit:
Revolving home equity and credit card lines	$64,262
Construction loans	46,643
Other loans	113,035
Standby letters of credit	3,301
Total	$227,241

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The estimated sensitivity of our net interest income to changes in interest rates, as of March 31, 2017 is not materially different than that as of December 31, 2016 which is presented on page 45 of our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2017, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2017 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 16 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	May 8, 2017

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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