Form 10-Q
period 2017-06-30
SUMMIT FINANCIAL GROUP INC
filed 2017-08-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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
Common Stock, $2.50 par value
12,426,554 shares outstanding as of August 8, 2017

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016
Dollars in thousands	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$9,294	$4,262	$4,161
Interest bearing deposits with other banks	44,242	42,354	8,897
Cash and cash equivalents	53,536	46,616	13,058
Securities available for sale	336,811	266,542	261,633
Other investments	13,991	12,942	12,233
Loans held for sale	1,054	176	245
Loans, net	1,538,083	1,307,862	1,166,723
Property held for sale	23,592	24,504	23,425
Premises and equipment, net	33,234	23,737	21,405
Accrued interest receivable	7,570	6,167	5,352
Goodwill and other intangible assets	28,214	13,652	7,398
Cash surrender value of life insurance policies	41,189	39,143	38,246
Other assets	18,026	17,306	15,463
Total assets	$2,095,300	$1,758,647	$1,565,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$234,173	$149,737	$120,845
Interest bearing	1,379,746	1,145,782	975,700
Total deposits	1,613,919	1,295,519	1,096,545
Short-term borrowings	205,728	224,461	205,553
Long-term borrowings	45,759	46,670	74,625
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	17,173	17,048	18,200
Total liabilities	1,902,168	1,603,287	1,414,512

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2017 - 12,426,554 shares, December 2016 - 10,883,509 shares and June 2016 - 10,856,356 shares; outstanding: 2017 - 12,299,726 shares, December 2016 - 10,736,970 shares and June 2016 - 10,692,320 shares	80,230	46,757	45,967
Unallocated common stock held by Employee Stock Ownership Plan - 2017 - 126,828 shares, December 2016 - 146,539 shares and June 2016 - 164,036 shares	(1,370)	(1,583)	(1,772)
Retained earnings	114,578	113,448	106,594
Accumulated other comprehensive loss	(306)	(3,262)	(120)
Total shareholders' equity	193,132	155,360	150,669

Total liabilities and shareholders' equity	$2,095,300	$1,758,647	$1,565,181

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, (except per share amounts)	2017	2016	2017	2016
Interest income
Interest and fees on loans
Taxable	$19,550	$13,488	$35,100	$26,779
Tax-exempt	167	134	288	280
Interest and dividends on securities
Taxable	1,330	1,063	2,459	2,146
Tax-exempt	1,019	594	1,741	1,236
Interest on interest bearing deposits with other banks	165	4	317	7
Total interest income	22,231	15,283	39,905	30,448
Interest expense
Interest on deposits	2,634	2,154	5,024	4,324
Interest on short-term borrowings	1,079	419	2,073	659
Interest on long-term borrowings and subordinated debentures	670	976	1,331	1,952
Total interest expense	4,383	3,549	8,428	6,935
Net interest income	17,848	11,734	31,477	23,513
Provision for loan losses	250	250	500	500
Net interest income after provision for loan losses	17,598	11,484	30,977	23,013
Noninterest income
Insurance commissions	988	1,090	1,957	2,014
Trust and wealth management fees	595	116	695	232
Service fees related to deposit accounts	1,706	1,059	2,874	2,038
Realized securities gains, net	90	383	32	775
Bank owned life insurance income	253	258	503	514
Other	284	139	435	279
Total noninterest income	3,916	3,045	6,496	5,852
Noninterest expenses
Salaries, commissions and employee benefits	6,758	4,764	11,945	9,446
Net occupancy expense	826	512	1,393	1,051
Equipment expense	1,031	686	1,766	1,342
Professional fees	354	429	639	901
Advertising and public relations	148	118	256	225
Amortization of intangibles	429	50	526	100
FDIC premiums	295	300	505	600
Merger-related expenses	1,455	153	1,564	265
Foreclosed properties expense	122	93	226	217
Loss (gain) on sales of foreclosed properties, net	73	(276)	(83)	(282)
Write-downs of foreclosed properties	29	259	447	369
Litigation settlement	—	—	9,900	—
Other	2,416	1,349	3,869	2,757
Total noninterest expenses	13,936	8,437	32,953	16,991
Income before income tax expense	7,578	6,092	4,520	11,874
Income tax expense	2,300	1,849	858	3,569
Net income	$5,278	$4,243	$3,662	$8,305

Basic earnings per common share	$0.43	$0.40	$0.32	$0.78
Diluted earnings per common share	$0.43	$0.40	$0.32	$0.78
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2017	2016
Net income	$5,278	$4,243
Other comprehensive income:
Net unrealized gain (loss) on cashflow hedge of: 2017 - $270, net of deferred taxes of $100; 2016 - ($759), net of deferred taxes of ($281)	170	(478)
Net unrealized gain on securities available for sale of: 2017 - $2,983, net of deferred taxes of $1,104 and reclassification adjustment for net realized gains included in net income of $90, net of tax of $33; 2016 - $2,570, net of deferred taxes of $951 and reclassification adjustment for net realized gains included in net income of $383, net of tax of $142	1,879	1,619
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	219	—
Total other comprehensive income	2,268	1,141
Total comprehensive income	$7,546	$5,384

	For the Six Months Ended June 30,
Dollars in thousands	2017	2016
Net income	$3,662	$8,305
Other comprehensive income:
Net unrealized gain (loss) on cashflow hedge of: 2017 - $1,059, net of deferred taxes of $392; 2016 - ($3,079), net of deferred taxes of ($1,139)	667	(1,940)
Net unrealized gain on securities available for sale of: 2017 - $3,286, net of deferred taxes of $1,216 and reclassification adjustment for net realized gains included in net income of $32, net of tax of $12; 2016 - $3,613, net of deferred taxes of $1,337 and reclassification adjustment for net realized gains included in net income of $775, net of tax of $287	2,070	2,276
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	219	—
Total other comprehensive income	2,956	336
Total comprehensive income	$6,618	$8,641

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss)	Total Share- holders' Equity

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Six Months Ended June 30, 2017
Net income	—	—	3,662	—	3,662
Other comprehensive income	—	—	—	2,956	2,956
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	184	—	—	—	184
Unallocated ESOP shares committed to be released - 19,711 shares	240	213	—	—	453
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 3,133 shares	69	—	—	—	69
Common stock cash dividends declared ($0.22 per share)	—	—	(2,532)	—	(2,532)
Balance, June 30, 2017	$80,230	$(1,370)	$114,578	$(306)	$193,132

Balance, December 31, 2015	$45,741	$(1,964)	$100,423	$(456)	$143,744

Six Months Ended June 30, 2016
Net income	—	—	8,305	—	8,305
Other comprehensive income	—	—	—	336	336
Share-based compensation expense	100	—	—	—	100
Unallocated ESOP shares committed to be released - 17,786 shares	79	192	—	—	271
Common stock issuances from reinvested dividends - 2,790 shares	47	—	—	—	47
Common stock cash dividends declared ($0.20 per share)	—	—	(2,134)	—	(2,134)
Balance, June 30, 2016	$45,967	$(1,772)	$106,594	$(120)	$150,669

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$3,662	$8,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	851	587
Provision for loan losses	500	500
Share-based compensation expense	184	100
Deferred income tax benefit	(157)	(159)
Loans originated for sale	(7,948)	(3,727)
Proceeds from sale of loans	7,220	4,345
Gains on loans held for sale	(149)	(85)
Realized securities gains, net	(32)	(775)
Gain on disposal of assets	(80)	(312)
Write-downs of foreclosed properties	447	369
Amortization of securities premiums, net	2,054	2,210
(Accretion) amortization related to acquisitions, net	(573)	6
Amortization of intangibles	526	100
Earnings on bank owned life insurance	(538)	(514)
(Increase) decrease in accrued interest receivable	(343)	193
Increase in other assets	(371)	(1,076)
Decrease in other liabilities	(1,634)	(1,274)
Net cash provided by operating activities	3,619	8,793
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,010	55
Proceeds from sales of securities available for sale	111,176	52,052
Principal payments received on securities available for sale	16,355	17,946
Purchases of securities available for sale	(97,230)	(48,716)
Purchases of other investments	(10,879)	(9,531)
Proceeds from redemptions of other investments	9,830	6,247
Net loan originations	(4,609)	(86,808)
Purchases of premises and equipment	(4,175)	(433)
Proceeds from disposal of premises and equipment	—	43
Proceeds from sales of repossessed assets & property held for sale	3,375	2,973
Net cash and cash equivalents acquired in acquisition	39,053	—
Net cash provided by (used in) investing activities	64,906	(66,172)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposit, NOW and savings accounts	(6,279)	31,169
Net decrease in time deposits	(25,763)	(1,334)
Net (decrease) increase in short-term borrowings	(26,043)	34,158
Repayment of long-term borrowings	(910)	(956)
Net proceeds from issuance of common stock	(90)	47
Exercise of stock options	12	—
Dividends paid on common stock	(2,532)	(2,134)
Net cash provided by (used in) financing activities	(61,605)	60,950
Increase in cash and cash equivalents	6,920	3,571
Cash and cash equivalents:
Beginning	46,616	9,487
Ending	$53,536	$13,058

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2017	June 30, 2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,388	$6,999
Income taxes	$2,621	$3,814

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$188	$172
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$350,894	$—
Liabilities assumed	$361,045	$—

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

The results of operations for the six months and quarter ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2016 audited financial statements and Annual Report on Form 10-K.

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
During May 2017, the FASB issued ASU 2017‐09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We are currently assessing the impact that ASU 2017‐09 will have on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$24,979	$—	$24,979	$—
Mortgage backed securities:
Government sponsored agencies	128,301	—	128,301	—
Nongovernment sponsored entities	3,313	—	3,313	—
State and political subdivisions	19,241	—	19,241	—
Corporate debt securities	16,089	—	16,089	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	144,751	—	144,751	—
Total available for sale securities	$336,811	$—	$336,811	$—

Derivative financial assets
Interest rate swaps	$132	$—	$132	$—

Derivative financial liabilities
Interest rate swaps	$3,553	$—	$3,553	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,174	$—	$15,174	$—
Mortgage backed securities:
Government sponsored agencies	138,846	—	138,846	—
Nongovernment sponsored entities	4,653	—	4,653	—
Corporate debt securities	18,170	—	18,170	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	89,562	—	89,562	—
Total available for sale securities	$266,542	$—	$266,542	$—

Derivative financial assets
Interest rate swaps	$200	$—	$200	$—

Derivative financial liabilities
Interest rate swaps	$4,611	$—	$4,611	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,054	$—	$1,054	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	302	—	130	172
Total collateral-dependent impaired loans	$1,247	$—	$1,075	$172

Property held for sale
Commercial real estate	$1,506	$—	$1,506	$—
Construction and development	17,333	—	17,333	—
Residential real estate	550	—	550	—
Total property held for sale	$19,389	$—	$19,389	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$176	$—	$176	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$1,075	$—	$1,075	$—

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	19,327	—	19,327	—
Residential real estate	279	—	279	—
Total property held for sale	$20,582	$—	$20,582	$—

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$53,536	$53,536	$—	$53,536	$—
Securities available for sale	336,811	336,811	—	336,811	—
Other investments	13,991	13,991	—	13,991	—
Loans held for sale, net	1,054	1,054	—	1,054	—
Loans, net	1,538,083	1,534,134	—	1,075	1,533,059
Accrued interest receivable	7,570	7,570	—	7,570	—
Derivative financial assets	132	132	—	132	—
	$1,951,177	$1,947,228	$—	$414,169	$1,533,059
Financial liabilities
Deposits	$1,613,919	$1,632,227	$—	$1,632,227	$—
Short-term borrowings	205,728	205,728	—	205,728	—
Long-term borrowings	45,759	47,331	—	47,331	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	775	775	—	775	—
Derivative financial liabilities	3,553	3,553	—	3,553	—
	$1,889,323	$1,909,203	$—	$1,909,203	$—

	December 31, 2016		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,616	$46,616	$—	$46,616	$—
Securities available for sale	266,542	266,542	—	266,542	—
Other investments	12,942	12,942	—	12,942	—
Loans held for sale, net	176	176	—	176	—
Loans, net	1,307,862	1,321,235	—	1,075	1,320,160
Accrued interest receivable	6,167	6,167	—	6,167	—
Derivative financial assets	200	200	—	200	—
	$1,640,505	$1,653,878	$—	$333,718	$1,320,160
Financial liabilities
Deposits	$1,295,519	$1,309,820	$—	$1,309,820	$—
Short-term borrowings	224,461	224,461	—	224,461	—
Long-term borrowings	46,670	49,013	—	49,013	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	736	736	—	736	—
Derivative financial liabilities	4,611	4,611	—	4,611	—
	$1,591,586	$1,608,230	$—	$1,608,230	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2017			2016
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$5,278			$4,243

Basic earnings per share	$5,278	12,288,514	$0.43	$4,243	10,681,995	$0.40

Effect of dilutive securities:
Stock options		10,593			9,008
Stock appreciation rights (SARs)		80			10,014

Diluted earnings per share	$5,278	12,299,187	$0.43	$4,243	10,701,017	$0.40

	For the Six Months Ended June 30,
	2017			2016
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$3,662			$8,305

Basic earnings per share	$3,662	11,517,721	$0.32	$8,305	10,676,925	$0.78

Effect of dilutive securities:
Stock options		11,549			8,365
Stock appreciation rights (SARs)		17,455			—

Diluted earnings per share	$3,662	11,546,725	$0.32	$8,305	10,685,290	$0.78

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarters and six months ended June 30, 2017 and June 30, 2016 were 23,400 shares and 57,000 shares respectively. Our anti-dilutive SARs for three and six months ended June 30, 2017 were 87,615 and for the three and six months ended June 30, 2016 were 166,717.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2017, December 31, 2016, and June 30, 2016 are summarized as follows:

	June 30, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$24,410	$649	$80	$24,979
Residential mortgage-backed securities:
Government-sponsored agencies	127,422	1,738	859	128,301
Nongovernment-sponsored entities	3,280	44	11	3,313
State and political subdivisions
General obligations	3,944	12	7	3,949
Other revenues	15,291	37	36	15,292
Corporate debt securities	16,176	34	121	16,089
Total taxable debt securities	190,523	2,514	1,114	191,923
Tax-exempt debt securities
State and political subdivisions
General obligations	69,737	1,283	661	70,359
Water and sewer revenues	22,108	343	102	22,349
Lease revenues	14,293	214	102	14,405
Electric revenues	4,952	53	24	4,981
Sales tax revenues	5,853	84	14	5,923
Other revenues	26,487	444	197	26,734
Total tax-exempt debt securities	143,430	2,421	1,100	144,751
Equity securities	137	—	—	137
Total available for sale securities	$334,090	$4,935	$2,214	$336,811

	December 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,580	$642	$48	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,451	1,554	1,159	138,846
Nongovernment-sponsored entities	4,631	44	22	4,653
Corporate debt securities	18,295	23	148	18,170
Total taxable debt securities	175,957	2,263	1,377	176,843
Tax-exempt debt securities
State and political subdivisions
General obligations	49,449	569	1,388	48,630
Water and sewer revenues	9,087	63	149	9,001
Lease revenues	9,037	7	201	8,843
Electric revenues	3,247	10	48	3,209
Sales tax revenues	2,870	—	34	2,836
Other revenues	17,321	93	371	17,043
Total tax-exempt debt securities	91,011	742	2,191	89,562
Equity securities	137	—	—	137
Total available for sale securities	$267,105	$3,005	$3,568	$266,542

	June 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$16,815	$1,123	$53	$17,885
Residential mortgage-backed securities:
Government-sponsored agencies	136,821	2,862	318	139,365
Nongovernment-sponsored agencies	6,265	61	41	6,285
State and political subdivisions:
Water and sewer revenues	250	—	—	250
Corporate debt securities	19,928	60	460	19,528
Total taxable debt securities	180,079	4,106	872	183,313
Tax-exempt debt securities:
State and political subdivisions:
General obligations	41,282	2,788	4	44,066
Water and sewer revenues	7,535	360	—	7,895
Lease revenues	6,267	458	—	6,725
Sales tax revenues	2,889	182	—	3,071
Other revenues	15,542	944	—	16,486
Total tax-exempt debt securities	73,515	4,732	4	78,243
Equity securities	77	—	—	77
Total available for sale securities	$253,671	$8,838	$876	$261,633

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Texas	$20,932	$352	$97	$21,187
California	19,306	229	150	19,385
Michigan	17,117	127	237	17,007
Illinois	13,351	340	95	13,596
Pennsylvania	10,616	40	125	10,531

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at June 30, 2017, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$51,347	$51,932
Due from one to five years	83,714	84,486
Due from five to ten years	37,788	37,708
Due after ten years	161,104	162,548
Equity securities	137	137
	$334,090	$336,811

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2017 and 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2017
Securities available for sale	$111,176	$2,010	$16,355	$230	$198

2016
Securities available for sale	$52,052	$55	$17,946	$950	$175

We held 94 available for sale securities having an unrealized loss at June 30, 2017.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$5,486	$(28)	$2,821	$(52)	$8,307	$(80)
Residential mortgage-backed securities:
Government-sponsored agencies	46,724	(736)	5,689	(123)	52,413	(859)
Nongovernment-sponsored entities	—	—	1,354	(11)	1,354	(11)
State and political subdivisions:
General obligations	1,870	(7)	—	—	1,870	(7)
Other revenues	7,991	(36)	—	—	7,991	(36)
Corporate debt securities	2,975	(82)	710	(39)	3,685	(121)
Tax-exempt debt securities
State and political subdivisions:
General obligations	24,456	(661)	—	—	24,456	(661)
Water and sewer revenues	5,295	(102)	—	—	5,295	(102)
Lease revenues	1,684	(27)	1,058	(75)	2,742	(102)
Electric revenues	1,982	(24)	—	—	1,982	(24)
Sales tax revenues	1,162	(14)	—	—	1,162	(14)
Other revenues	7,952	(197)	—	—	7,952	(197)
Total temporarily impaired securities	107,577	(1,914)	11,632	(300)	119,209	(2,214)
Total	$107,577	$(1,914)	$11,632	$(300)	$119,209	$(2,214)

	December 31, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$763	$(5)	$2,575	$(43)	$3,338	$(48)
Residential mortgage-backed securities:
Government-sponsored agencies	55,388	(985)	8,389	(174)	63,777	(1,159)
Nongovernment-sponsored entities	97	—	3,013	(22)	3,110	(22)
Corporate debt securities	968	(31)	3,136	(117)	4,104	(148)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,115	(1,388)	—	—	33,115	(1,388)
Water and sewer revenues	4,761	(149)	—	—	4,761	(149)
Lease revenues	7,011	(201)	—	—	7,011	(201)
Electric revenues	1,973	(48)	—	—	1,973	(48)
Sales tax revenues	2,836	(34)	—	—	2,836	(34)
Other revenues	8,445	(371)	—	—	8,445	(371)
Total temporarily impaired securities	115,357	(3,212)	17,113	(356)	132,470	(3,568)
Total	$115,357	$(3,212)	$17,113	$(356)	$132,470	$(3,568)

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Commercial	$176,362	$119,088	$101,521
Commercial real estate
Owner-occupied	239,108	203,047	190,534
Non-owner occupied	455,439	381,921	348,099
Construction and development
Land and land development	74,155	72,042	65,702
Construction	22,967	16,584	8,506
Residential real estate
Non-jumbo	355,546	265,641	225,919
Jumbo	63,899	65,628	52,105
Home equity	81,192	74,596	75,904
Mortgage warehouse lines	35,068	85,966	80,282
Consumer	37,630	25,534	19,520
Other	9,049	9,489	10,008
Total loans, net of unearned fees	1,550,415	1,319,536	1,178,100
Less allowance for loan losses	12,332	11,674	11,377
Loans, net	$1,538,083	$1,307,862	$1,166,723

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at June 30, 2017 are as follows:

	Acquired Loans
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$6,555	$254,721	$261,276

Recorded investment
Commercial	$13	$34,073	$34,086
Commercial real estate
Owner-occupied	696	25,073	25,769
Non-owner occupied	1,914	35,967	37,881
Construction and development
Land and land development	56	9,895	9,951
Construction	—	1,079	1,079
Residential real estate
Non-jumbo	1,885	120,704	122,589
Jumbo	1,011	6,591	7,602
Home equity	—	3,652	3,652
Consumer	—	15,285	15,285
Other	—	228	228
Total recorded investment	$5,575	$252,547	$258,122

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from January 1, 2017 to June 30, 2017:

Dollars in thousands
Accretable yield, January 1, 2017	$290
Accretion	(86)
Additions for First Century Bankshares, Inc. acquisition	661
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	(14)
Accretable yield, June 30, 2017	$851

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2017 and 2016 and December 31, 2016.

	At June 30, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$372	$100	$63	$535	$175,827	$—
Commercial real estate
Owner-occupied	300	141	494	935	238,173	—
Non-owner occupied	192	343	1,491	2,026	453,413	—
Construction and development
Land and land development	238	70	3,577	3,885	70,270	—
Construction	—	—	—	—	22,967	—
Residential mortgage
Non-jumbo	5,109	2,115	3,752	10,976	344,570	—
Jumbo	—	—	—	—	63,899	—
Home equity	2	343	576	921	80,271	—
Mortgage warehouse lines	—	—	—	—	35,068	—
Consumer	524	135	329	988	36,642	62
Other	—	—	—	—	9,049	—
Total	$6,737	$3,247	$10,282	$20,266	$1,530,149	$62

	At December 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$90	$86	$165	$341	$118,747	$—
Commercial real estate
Owner-occupied	93	—	509	602	202,445	—
Non-owner occupied	340	—	65	405	381,516	—
Construction and development
Land and land development	423	129	3,852	4,404	67,638	—
Construction	—	—	—	—	16,584	—
Residential mortgage
Non-jumbo	4,297	1,889	3,287	9,473	256,168	—
Jumbo	—	—	—	—	65,628	—
Home equity	—	302	57	359	74,237	—
Mortgage warehouse lines	—	—	—	—	85,966	—
Consumer	308	84	150	542	24,992	—
Other	—	—	—	—	9,489	—
Total	$5,551	$2,490	$8,085	$16,126	$1,303,410	$—

	At June 30, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$318	$107	$211	$636	$100,885	$—
Commercial real estate
Owner-occupied	157	—	1,278	1,435	189,099	—
Non-owner occupied	180	14	—	194	347,905	—
Construction and development
Land and land development	45	475	4,748	5,268	60,434	—
Construction	—	—	—	—	8,506	—
Residential mortgage
Non-jumbo	3,978	950	2,466	7,394	218,525	—
Jumbo	—	—	—	—	52,105	—
Home equity	—	77	447	524	75,380	—
Mortgage warehouse lines	—	—	—	—	80,282	—
Consumer	145	52	84	281	19,239	—
Other	—	—	—	—	10,008	—
Total	$4,823	$1,675	$9,234	$15,732	$1,162,368	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2017, December 31, 2016 and June 30, 2016.

	June 30,		December 31,
Dollars in thousands	2017	2016	2016
Commercial	$786	$399	$298
Commercial real estate
Owner-occupied	495	1,278	509
Non-owner occupied	1,556	4,495	4,336
Construction and development
Land & land development	3,613	5,400	4,465
Construction	—	—	—
Residential mortgage
Non-jumbo	6,155	2,937	4,621
Jumbo	—	—	—
Home equity	705	594	194
Mortgage warehouse lines	—	—	—
Consumer	329	91	151
Total	$13,639	$15,194	$14,574

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

The following tables present loans individually evaluated for impairment at June 30, 2017, December 31, 2016 and June 30, 2016.

	June 30, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$264	$264	$—	$269	$10
Commercial real estate
Owner-occupied	498	498	—	504	29
Non-owner occupied	9,848	9,849	—	10,563	518
Construction and development
Land & land development	4,601	4,601	—	4,891	94
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,330	4,340	—	4,093	198
Jumbo	3,610	3,608	—	3,617	172
Home equity	523	523	—	523	25
Mortgage warehouse lines	—	—	—	—	—
Consumer	33	34	—	36	3
Total without a related allowance	$23,707	$23,717	$—	$24,496	$1,049

With a related allowance
Commercial	$267	$267	$267	$269	$—
Commercial real estate
Owner-occupied	6,817	6,817	196	6,832	278
Non-owner occupied	—	—	—	—	—
Construction and development
Land & land development	1,475	1,476	531	1,487	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,209	2,211	315	2,127	105
Jumbo	846	846	18	849	42
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,614	$11,617	$1,327	$11,564	$481

Total
Commercial	$23,770	$23,772	$994	$24,815	$985
Residential real estate	11,518	11,528	333	11,209	542
Consumer	33	34	—	36	3
Total	$35,321	$35,334	$1,327	$36,060	$1,530

	December 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$285	$285	$—	$247	$10
Commercial real estate
Owner-occupied	520	520	—	534	31
Non-owner occupied	10,203	10,205	—	10,675	294
Construction and development
Land & land development	5,227	5,227	—	5,270	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,055	4,065	—	3,910	193
Jumbo	3,640	3,639	—	3,693	175
Home equity	524	523	—	523	22
Mortgage warehouse lines	—	—	—	—	—
Consumer	44	44	—	50	5
Total without a related allowance	$24,498	$24,508	$—	$24,902	$810

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,864	6,864	347	6,879	269
Non-owner occupied	1,311	1,311	197	1,327	43
Construction and development
Land & land development	2,066	2,066	585	2,074	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,055	2,057	251	1,851	78
Jumbo	853	853	24	862	44
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,149	$13,151	$1,404	$12,993	$514

Total
Commercial	$26,476	$26,478	$1,129	$27,006	$807
Residential real estate	11,127	11,137	275	10,839	512
Consumer	44	44	—	50	5
Total	$37,647	$37,659	$1,404	$37,895	$1,324

	June 30, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$798	$798	$—	$199	$9
Commercial real estate
Owner-occupied	5,305	5,305	—	5,375	208
Non-owner occupied	10,469	10,470	—	10,912	297
Construction and development
Land & land development	7,364	7,365	—	7,408	162
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,866	3,880	—	3,780	169
Jumbo	3,713	3,711	—	3,725	177
Home equity	709	709	—	709	21
Mortgage warehouse lines	—	—	—	—	—
Consumer	53	53	—	57	5
Total without a related allowance	$32,277	$32,291	$—	$32,165	$1,048

With a related allowance
Commercial	$19	$19	$19	$—	$—
Commercial real estate
Owner-occupied	2,882	2,882	13	2,906	112
Non-owner occupied	1,859	1,859	144	1,850	72
Construction and development
Land & land development	1,153	1,153	141	1,152	—
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,331	2,332	179	2,335	112
Jumbo	864	864	28	866	43
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$9,108	$9,109	$524	$9,109	$339

Total
Commercial	$29,849	$29,851	$317	$29,802	$860
Residential real estate	11,483	11,496	207	11,415	522
Consumer	53	53	—	57	5
Total	$41,385	$41,400	$524	$41,274	$1,387

Included in impaired loans are TDRs of $26.9 million, of which $26.5 million were current with respect to restructured contractual payments at June 30, 2017, and $28.6 million, of which $28.1 million were current with respect to restructured contractual payments at December 31, 2016.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2017 and June 30, 2016 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential real estate
Non-jumbo	1	206	206	2	145	145
Consumer	—	—	—	1	2	2
Total	1	$206	$206	3	$147	$147

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential real estate
Non-jumbo	5	1,087	1,087	3	395	395
Consumer	—	—	—	1	2	2
Total	5	$1,087	$1,087	4	$397	$397

During the three months and six months ended June 30, 2017, three non-jumbo residential real estate loans that had been restructured within the past twelve months defaulted. A default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

The following table details the activity regarding TDRs by loan type for the three months and six months ended June 30, 2017, and the related allowance on TDRs.

For the Three Months Ended June 30, 2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance April 1, 2017	$3,514	$—	$178	$7,355	$6,591	$6,214	$4,478	$523	$—	$40	$—	$28,893
Additions	—	—	—	—	—	206	—	—	—	—	—	206
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(607)	—	(7)	(40)	(1,346)	(220)	(22)	—	—	(6)	—	(2,248)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2017	$2,907	$—	$171	$7,315	$5,245	$6,200	$4,456	$523	$—	$34	$—	$26,851

Allowance related to troubled debt restructurings	$733	$—	$—	$196	$—	$315	$18	$—	$—	$—	$—	$1,262

For the Six Months Ended June 30, 2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2017	$3,866	$—	$183	$7,383	$6,714	$5,417	$4,493	$523	$—	$44	$—	$28,623
Additions	—	—	—	—	—	1,087	—	—	—	—	—	1,087
Charge-offs	—	—	—	—	(65)	—	—	—	—	—	—	(65)
Net (paydowns) advances	(959)	—	(12)	(68)	(1,404)	(304)	(37)	—	—	(10)	—	(2,794)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2017	$2,907	$—	$171	$7,315	$5,245	$6,200	$4,456	$523	$—	$34	$—	$26,851

Allowance related to troubled debt restructurings	$733	$—	$—	$196	$—	$315	$18	$—	$—	$—	$—	$1,262

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016
Pass	$67,205	$64,144	$22,967	$16,584	$171,525	$117,214	$231,047	$201,113	$446,434	$375,181	$35,068	$85,966
OLEM (Special Mention)	1,893	2,097	—	—	4,040	1,471	5,671	567	2,040	1,381	—	—
Substandard	5,057	5,801	—	—	797	403	2,390	1,367	6,965	5,359	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$74,155	$72,042	$22,967	$16,584	$176,362	$119,088	$239,108	$203,047	$455,439	$381,921	$35,068	$85,966

The following table presents the recorded investment in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing			Nonperforming
Dollars in thousands	6/30/2017	12/31/2016	6/30/2016	6/30/2017	12/31/2016	6/30/2016
Residential real estate
Non-jumbo	$349,391	$261,020	$222,982	$6,155	$4,621	$2,937
Jumbo	63,899	65,628	52,105	—	—	—
Home Equity	80,487	74,402	75,310	705	194	594
Consumer	37,190	25,368	19,418	440	166	102
Other	9,049	9,489	10,008	—	—	—
Total	$540,016	$435,907	$379,823	$7,300	$4,981	$3,633

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month periods ended June 30, 2017 and 2016, and for the year ended December 31, 2016 is as follows:

	Six Months Ended June 30,		Year Ended December 31,
Dollars in thousands	2017	2016	2016
Balance, beginning of year	$11,674	$11,472	$11,472
Charge-offs:
Commercial	4	260	489
Commercial real estate
Owner occupied	3	166	179
Non-owner occupied	65	121	124
Construction and development
Land and land development	3	—	127
Construction	—	—	9
Residential real estate
Non-jumbo	182	118	169
Jumbo	2	—	—
Home equity	12	10	175
Mortgage warehouse lines	—	—	—
Consumer	60	57	98
Other	98	92	185
Total	429	824	1,555
Recoveries:
Commercial	10	62	73
Commercial real estate
Owner occupied	74	17	31
Non-owner occupied	91	6	17
Construction and development
Land and land development	235	12	840
Construction	—	—	—
Real estate - mortgage
Non-jumbo	43	48	136
Jumbo	—	6	6
Home equity	28	2	3
Mortgage warehouse lines	—	—	—
Consumer	50	34	76
Other	56	42	75
Total	587	229	1,257
Net charge-offs (recoveries)	(158)	595	298
Provision for loan losses	500	500	500
Balance, end of period	$12,332	$11,377	$11,674

Activity in the allowance for loan losses by loan class during the first six months of 2017 is as follows:

	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(4)	$10	$378	$1,318	$267	$1,051	$—	$1,318	$531	$175,818	$13	$176,362
Commercial real estate
Owner occupied	2,109	(3)	74	247	2,427	196	2,231	—	2,427	7,315	231,097	696	239,108
Non-owner occupied	3,438	(65)	91	1,323	4,787	—	4,782	5	4,787	9,848	443,677	1,914	455,439
Construction and development
Land and land development	2,263	(3)	235	(1,886)	609	531	77	1	609	6,076	68,023	56	74,155
Construction	24	—	—	5	29	—	29	—	29	—	22,967	—	22,967
Residential real estate
Non-jumbo	2,174	(182)	43	176	2,211	315	1,895	1	2,211	6,539	347,122	1,885	355,546
Jumbo	95	(2)	—	27	120	18	102	—	120	4,456	58,432	1,011	63,899
Home equity	413	(12)	28	168	597	—	597	—	597	523	80,669	—	81,192
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	35,068	—	35,068
Consumer	121	(60)	50	2	113	—	113	—	113	33	37,597	—	37,630
Other	103	(98)	56	60	121	—	121	—	121	—	9,049	—	9,049
Total	$11,674	$(429)	$587	$500	$12,332	$1,327	$10,998	$7	$12,332	$35,321	$1,509,519	$5,575	$1,550,415

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2017 and other intangible assets by reporting unit at June 30, 2017 and December 31, 2016.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2017	$6,280	$4,710	$10,990
Reclassifications to goodwill	30	—	30
Acquired goodwill, net	4,444	—	4,444
Balance, June 30, 2017	$10,754	$4,710	$15,464

	Other Intangible Assets
	June 30, 2017			December 31, 2016
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$12,224	$3,000	$15,224	$1,610	$3,000	$4,610
Less: accumulated amortization	474	2,000	2,474	47	1,900	1,947
Net carrying amount	$11,750	$1,000	$12,750	$1,563	$1,100	$2,663

We recorded amortization expense of approximately $526,000 for the six months ended June 30, 2017 relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2017	$1,181	$200
2018	1,435	200
2019	1,335	200
2020	1,234	200
2021	1,134	200

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Demand deposits, interest bearing	$372,327	$262,591	$205,095
Savings deposits	373,439	337,348	306,785
Time deposits	633,980	545,843	463,820
Total	$1,379,746	$1,145,782	$975,700

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $211.2 million, $205.7 million and $138.1 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2017 is as follows:

Dollars in thousands
Six month period ending December 31, 2017	$155,865
Year ending December 31, 2018	204,797
Year ending December 31, 2019	105,964
Year ending December 31, 2020	73,835
Year ending December 31, 2021	55,276
Thereafter	38,243
Total	$633,980

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2017:

Dollars in thousands	Amount	Percent
Three months or less	$49,112	11.4%
Three through six months	50,539	11.7%
Six through twelve months	99,377	23.1%
Over twelve months	231,787	53.8%
Total	$430,815	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2017		2016
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$202,250	$3,478	$202,100	$3,453
Average balance outstanding for the period	194,071	3,469	172,662	3,448
Maximum balance outstanding at any month end during period	229,300	3,478	218,950	3,453
Weighted average interest rate for the period	0.98%	0.91%	0.58%	0.50%
Weighted average interest rate for balances
outstanding at June 30	1.30%	1.25%	0.59%	0.50%

Long-term borrowings:  Our long-term borrowings of $45.8 million, $46.7 million and $74.6 million at June 30, 2017, December 31, 2016, and June 30, 2016 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at June 30,		Balance at December 31,
Dollars in thousands	2017	2016	2016
Long-term FHLB advances	$759	$820	$767
Long-term repurchase agreements	45,000	72,000	45,000
Term loan	—	1,805	903
Total	$45,759	$74,625	$46,670

The term loan at December 31, 2016 was secured by the common stock of our subsidiary bank with a variable interest rate of prime minus 50 basis points and matured in second quarter 2017. Our long term FHLB borrowings and repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2017 was 4.29% compared to 4.41% for the first six months of 2016.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2017, December 31, 2016, and June 30, 2016.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2017	$8	$—
	2018	45,017	—
	2019	18	—
	2020	19	—
	2021	20	—
	Thereafter	677	19,589
		$45,759	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. We granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the three months ended June 30, 2017 or the first six months of 2016.

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

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.16%	2.24%
Expected dividend yield	1.45%	1.45%
Expected common stock volatility	60.05%	59.60%
Expected life	6.5 years	7.0 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2017 and 2016, our share-based compensation expense was $184,000 and $100,000 and the related deferred tax benefits were approximately $68,000 and $37,000.

A summary of activity in our Plans during the first six months of 2017 and 2016 is as follows:

	For the Six Months Ended June 30,
	2017		2016
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	217,857	$13.56	244,147	$14.05
Granted	87,615	26.01	—	—
Exercised	(2,000)	6.21	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30	303,472	$17.20	244,147	$14.05

Other information regarding awards outstanding and exercisable at June 30, 2017 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	5,000	$2.54	6.08	$97	5,000	$2.54	$97
6.01 - 10.00	5,640	8.91	1.54	74	5,640	8.91	74
10.01 - 17.50	166,717	12.01	7.82	1,666	66,687	12.01	666
17.51 - 20.00	15,100	17.81	1.03	63	15,100	17.81	63
20.01 - 25.93	111,015	25.99	7.89	—	23,400	25.93	—
	303,472	17.20		$1,900	115,827	15.02	$900

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2017
Commitments to extend credit:
Revolving home equity and credit card lines	$67,580
Construction loans	56,560
Other loans	114,193
Standby letters of credit	5,246
Total	$243,579

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

On April 24, 2017, Summit Community Bank, Inc. entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the RFC parties with respect to the Rescap Litigation.  Under the Settlement Agreement, Summit Community Bank paid $9.9 million to fully resolve all claims by the RFC Parties, and to avoid the further costs, disruption, and distraction of defending the Rescap Litigation. Summit recorded a charge to noninterest expense in its consolidated statement of income for the three months ended March 31, 2017 to recognize this settlement.
We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier ("CET1") 1, Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2017, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of June 30, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
CET1 (to risk weighted assets)
Summit	$171,400	10.5%	$114,267	7.0%	$106,105	6.5%
Summit Community	189,431	11.6%	114,312	7.0%	106,147	6.5%
Tier I Capital (to risk weighted assets)
Summit	190,400	11.7%	138,325	8.5%	130,188	8.0%
Summit Community	189,431	11.6%	138,807	8.5%	130,642	8.0%
Total Capital (to risk weighted assets)
Summit	202,732	12.4%	171,668	10.5%	163,494	10.0%
Summit Community	201,763	12.4%	170,848	10.5%	162,712	10.0%
Tier I Capital (to average assets)
Summit	190,400	9.2%	82,783	4.0%	103,478	5.0%
Summit Community	189,431	9.2%	82,361	4.0%	102,952	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
CET1 (to risk weighted assets)
Summit	146,494	10.5%	97,663	7.0%	90,687	6.5%
Summit Community	165,747	11.9%	97,498	7.0%	90,534	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,357	11.8%	118,393	8.5%	111,428	8.0%
Summit Community	165,747	11.9%	118,391	8.5%	111,427	8.0%
Total Capital (to risk weighted assets)
Summit	176,031	12.6%	146,693	10.5%	139,707	10.0%
Summit Community	177,421	12.7%	146,687	10.5%	139,702	10.0%
Tier I Capital (to average assets)
Summit	164,357	9.4%	69,939	4.0%	87,424	5.0%
Summit Community	165,747	9.5%	69,788	4.0%	87,235	5.0%

NOTE  14.  SEGMENT INFORMATION

We operate three business segments:  community banking, insurance services and trust and wealth management services.  These segments are primarily identified by the products or services offered.  The community banking segment consists of our full service banks which offer customers traditional banking products and services through various delivery channels.  The insurance services segment includes two insurance agency offices that sell insurance products.  The trust and wealth management segment includes Summit Community Bank's trust division and other non-bank investment products. The accounting policies discussed throughout the notes to the consolidated financial statements apply to each of our business segments.

Inter-segment revenue and expense consists of management fees allocated to the community banking, insurance services and trust and wealth management segments for all centralized functions that are performed by the parent, including overall direction in the areas of strategic planning, investment portfolio management, asset/liability management, financial reporting and other financial and administrative services.  Information for each of our segments is included below:

	Three Months Ended June 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$18,017	$—	$—	$(169)	$—	$17,848
Provision for loan losses	250	—	—	—	—	250
Net interest income after provision for loan losses	17,767	—	—	(169)	—	17,598
Other income	2,364	595	957	491	(491)	3,916
Other expenses	12,441	529	807	650	(491)	13,936
Income (loss) before income taxes	7,690	66	150	(328)	—	7,578
Income tax expense (benefit)	2,336	25	58	(119)	—	2,300
Net income (loss)	$5,354	$41	$92	$(209)	$—	$5,278
Inter-segment revenue (expense)	$(451)	$—	$(40)	$491	$—	$—
Average assets	$2,118,423	$—	$6,189	$212,193	$(242,486)	$2,094,319
Capital expenditures	$1,057	$—	$32	$92	$—	$1,181

	Three Months Ended June 30, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$11,893	$—	$—	$(159)	$—	$11,734
Provision for loan losses	250	—	—	—	—	250
Net interest income after provision for loan losses	11,643	—	—	(159)	—	11,484
Other income	1,860	116	1,069	388	(388)	3,045
Other expenses	7,213	117	931	564	(388)	8,437
Income (loss) before income taxes	6,290	(1)	138	(335)	—	6,092
Income tax expense (benefit)	1,898	—	57	(106)	—	1,849
Net income (loss)	$4,392	$(1)	$81	$(229)	$—	$4,243
Inter-segment revenue (expense)	$(360)	$—	$(28)	$388	$—	$—
Average assets	$1,558,542	$—	$5,982	$171,881	$(199,285)	$1,537,120
Capital expenditures	$112	$—	$9	$—	$—	$121

	Six Months Ended June 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$31,812	$—	$—	$(335)	$—	$31,477
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	31,312	—	—	(335)	—	30,977
Other income	3,871	695	1,930	982	(982)	6,496
Other expenses	30,508	673	1,681	1,073	(982)	32,953
Income (loss) before income taxes	4,675	22	249	(426)	—	4,520
Income tax expense (benefit)	903	9	98	(152)	—	858
Net income (loss)	$3,772	$13	$151	$(274)	$—	$3,662
Inter-segment revenue (expense)	$(902)	$—	$(80)	$982	$—	$—
Average assets	$1,934,268	$—	$6,216	$196,622	$(224,803)	$1,912,303
Capital expenditures	$4,049	$—	$35	$91	$—	$4,175

	Six Months Ended June 30, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$23,831	$—	$—	$(318)	$—	$23,513
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	23,331	—	—	(318)	—	23,013
Other income	3,617	232	2,003	777	(777)	5,852
Other expenses	14,487	235	1,869	1,177	(777)	16,991
Income (loss) before income taxes	12,461	(3)	134	(718)	—	11,874
Income tax expense (benefit)	3,742	(1)	56	(228)	—	3,569
Net income (loss)	$8,719	$(2)	$78	$(490)	$—	$8,305
Inter-segment revenue (expense)	$(721)	$—	$(56)	$777	$—	$—
Average assets	$1,542,733	$—	$5,924	$171,455	$(198,995)	$1,521,117
Capital expenditures	$333	$—	$9	$91	$—	$433

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$3,553	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,239	$132	$—	$—

	December 31, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$4,611	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,507	$200	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 16. ACQUISITIONS

FCB Acquisition

On April 1, 2017, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of First Century Bankshares, Inc. ("FCB") and its subsidiary First Century Bank, headquartered in Bluefield, West Virginia. Partnering with FCB not only expands Summit’s community banking footprint into southwest West Virginia and southwestern Virginia, it also notably will provide us the opportunity to offer trust services throughout our Bank’s market area, a capability which we currently do not possess. Pursuant to the Agreement and Plan of Merger dated June 1, 2016, FCB's shareholders received cash in the amount of $22.50 per share or 1.2433 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 35% cash and 65% stock consideration in the aggregate. Total stock consideration was $33.1 million or 1,537,912 shares of Summit common stock and cash consideration was $15.0 million. FCB's assets and liabilities approximated $406 million and $361 million, respectively, at March 31, 2017.

The assets and liabilities of FCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $4.44 million in connection with the acquisition, which is not amortized for financial reporting purposes but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 1, 2017 in connection with the acquisition of FCB, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,989
Stock consideration			33,127
Total consideration			48,116

Identifiable assets acquired:
Cash and cash equivalents	$54,042	$—	$54,042
Securities available for sale, at fair value	101,022	295	101,317
Loans
Purchased performing	224,809	(2,693)	222,116
Purchased credit impaired	4,167	(540)	3,627
Allowance for loan losses	(2,511)	2,511	—
Premises and equipment	10,396	(4,222)	6,174
Property held for sale	4,596	(2,219)	2,377
Goodwill	5,183	(5,183)	—
Core deposit intangibles	—	10,612	10,612
Other assets	4,450	652	5,102
Total identifiable assets acquired	406,154	(787)	405,367

Identifiable liabilities assumed:
Deposits	349,726	807	350,533
Other liabilities	11,216	(54)	11,162
Total identifiable liabilities assumed	360,942	753	361,695

Net identifiable assets acquired	$45,212	$(1,540)	$43,672

Preliminary goodwill resulting from acquisition			$4,444

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

Premises and equipment: The fair value of FCB's real property was determined based upon appraisals by licensed appraisers. The fair value of tangible personal property, which is not material, was assumed to equal the carrying value by FCB.

Property held for sale: The fair value of FCB's property held for sale was determined on a property by property basis based upon the lessor of the properties present asking price or its appraised value by licensed appraisers, less estimated costs to sell.

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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition is accounted for as a "nonaccretable difference". For purposes of determining the nonaccretable difference, no prepayments are generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is accounted for as accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

The PCI loan portfolio related to the FCB acquisition was recorded at estimated fair value on the date of acquisition, April 1, 2017, as follows:

Dollars in thousands	Acquired Loans -PCI
Contractual principal and interest due	$4,885
Nonaccretable difference	(597)
Expected cash flows	4,288
Accretable yield	(661)
Purchase credit impaired loans - estimated fair value	$3,627

HCB Acquisition

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

Pro Forma

The following table estimates the pro forma revenue, net income and diluted earnings per share of the combined entities of Summit, HCB and FCB as if the acquisitions had taken place on January 1, 2016. All acquisition related expenses were excluded from the pro forma information. We expect to achieve operational cost savings and other efficiencies as a result of the acquisitions which are not reflected in the pro forma amounts below.

	Summit, HCB & FCB Pro Forma
	For the Six Months Ended June 30,
Dollars in thousands, except per share amounts	2017	2016
Total revenues, net of interest expense	$43,114	$40,914
Net income	$5,230	$10,245
Diluted earnings per share	$0.45	$0.84

The following presents the financial effects of adjustments recognized in the statement of income for the three and six months ended June 30, 2017 related to business combinations that occurred during 2016 or 2017.

	Income increase (decrease)
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest and fees on loans	$344	$488
Interest expense on deposits	87	91
Amortization of intangibles	(379)	(426)
Income before income tax expense	$52	$153

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ending June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,408)	$(166)	$(2,574)
Other comprehensive income before reclassification	219	170	1,936	2,325
Amounts reclassified from accumulated other comprehensive income	—	—	(57)	(57)
Net current period other comprehensive income	219	170	1,879	2,268
Ending balance	$219	$(2,238)	$1,713	$(306)

	For the Three Months Ended June 30, 2016
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(4,657)	$3,396	$(1,261)
Other comprehensive income before reclassification	—	(478)	1,860	1,382
Amounts reclassified from accumulated other comprehensive income	—	—	(241)	(241)
Net current period other comprehensive income	—	(478)	1,619	1,141
Ending balance	$—	$(5,135)	$5,015	$(120)

	For the Six Months Ended June 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,905)	$(357)	$(3,262)
Other comprehensive income before reclassification	219	667	2,090	2,976
Amounts reclassified from accumulated other comprehensive income	—	—	(20)	(20)
Net current period other comprehensive income	219	667	2,070	2,956
Ending balance	$219	$(2,238)	$1,713	$(306)

	For the Six Months Ended June 30, 2016
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(3,195)	$2,739	$(456)
Other comprehensive income (loss) before reclassification	—	(1,940)	2,764	824
Amounts reclassified from accumulated other comprehensive income	—	—	(488)	(488)
Net current period other comprehensive income (loss)	—	(1,940)	2,276	336
Ending balance	$—	$(5,135)	$5,015	$(120)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiaries, Summit Community Bank (“Summit Community”) and Summit Insurance Services, LLC, for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2016 audited financial statements and Annual Report on Form 10-K.

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

OVERVIEW

On October 1, 2016, we acquired Highland County Bankshares, Inc. ("HCB") and its subsidiary, First and Citizens Bank, headquartered in Monterey, Virginia. On April 1, 2017, we acquired First Century Bankshares, Inc. ("FCB") and its subsidiary, First Century Bank, headquartered in Bluefield, West Virginia. Since results of the two acquisitions are included in our results from the acquisition dates forward, comparisons to prior periods are significantly impacted by the acquired companies results.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our two recent acquisitions, interest earning assets increased by 25.63% for the first six months in 2017 compared to the same period of 2016 while our net interest earnings on a tax equivalent basis increased 34.06%.  Our tax equivalent net interest margin increased 24 basis points as our yield on interest earning assets increased 21 basis points while our cost of interest bearing funds decreased 2 basis points.

We recorded a charge of $9.9 million, or $6.2 million after-tax, to noninterest expense in the first quarter of 2017 to recognize our full resolution of the ResCap Litigation which had been pending since 2014.
BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2017	2016	2017	2016
Community banking	$5,354	$4,392	$3,772	$8,719
Trust and wealth management	41	(1)	13	(2)
Insurance services	92	81	151	78
Parent	(209)	(229)	(274)	(490)
Consolidated net income	$5,278	$4,243	$3,662	$8,305

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2017 decreased to $3.7 million, or $0.32 per diluted share compared to $8.3 million, or $0.78 per diluted share for the same period of 2016.  Net income for the quarter ended June 30, 2017 was $5.3 million, or $0.43 per diluted share, compared to $4.2 million, or $0.40 per diluted share for the same period of 2016.  The decrease for the six months ended June 30, 2017 was primarily attributable to the charge for a $9.9 million pre-tax litigation settlement recognized in the first quarter of 2017. Otherwise, net income for the both the six months and quarter ended June 30, 2017, compared to earnings for the same periods of 2016, were positively impacted by increased net interest income and increased fee income including trust and wealth management fees and fees related to deposit accounts while being negatively impacted by smaller gains realized on sales of securities, smaller gains on sales of foreclosed properties, and generally higher operating expenses due to the two recent acquisitions mentioned below. Returns on average equity and assets for the first six months of 2017 were 4.22% and 0.38%, respectively, compared with 11.29% and 1.09% for the same period of 2016.

FCB’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our second quarter and six months ended June 30, 2017 results reflect increased levels of average balances, income and expense as compared to the same periods of 2016 results. At consummation (prior to fair value acquisition adjustments), FCB had total assets of $406.2 million, net loans of $226.5 million, and deposits of $350.0 million.

HCB’s results of operations are included in our consolidated results of operation from the date of acquisition, and therefore our second quarter and first half 2017 results reflect increased levels of average balances, income and expense as compared to the same periods of 2016 results. At consummation (prior to fair value acquisition adjustments), HCB had total assets of $122.8 million, loans of $60.8 million, and deposits of $106.9 million.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income. Due to increases in interest earnings assets and interest bearing liabilities from the HCB and FCB acquisitions and recent FOMC increases to its target Federal funds rate, we have experienced higher levels of net interest income and an increased net interest margin.

For the quarter ended June 30, 2017, our net interest income on a fully tax-equivalent basis increased $6.4 million to $18.5 million compared to $12.1 million for the quarter end June 30, 2016. Our tax-equivalent earnings on interest earning assets increased $7.2 million, while the cost of interest bearing liabilities increased $0.8 million (see Tables I and III).

Our net interest income on a fully tax-equivalent basis totaled $32.6 million for the six months ended June 30, 2017, or $8.3 million or 34.1% more than the $24.3 million for the six months ended June 30, 2016.  Our tax-equivalent earnings on interest earning assets increased $9.8 million, while the cost of interest bearing liabilities also increased $1.5 million (see Tables II and III).

For the three months ended June 30, 2017 average interest earning assets increased 35.8% to $1.95 billion compared to $1.43 billion for the three months ended June 30, 2016, while average interest bearing liabilities increased 33.0% from $1.25 billion at June 30, 2016 to $1.66 billion at June 30, 2017.

Average interest earning assets increased 25.6% from $1.42 billion during the first six months of 2016 to $1.78 billion for the first six months of 2017, while average interest bearing liabilities increased 24.2% from $1.24 billion at June 30, 2016 to $1.54 billion at June 30, 2017.

For the quarter ended June 30, 2017, our net interest margin increased to 3.81%, compared to 3.40% for the same period of 2016, as the yields on earning assets increased 32 basis points, while the cost of our interest bearing funds decreased by 8 basis points. Our net interest margin increased to 3.69% for the six months ended June 30, 2017, compared to 3.45% for the same period of 2016, as the yields on earning assets increased 21 basis points, while the cost of our interest bearing funds decreased by 2 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired from FCB and HCB, Summit's net interest margin was 3.72% for the three months ended June 30, 2017 and 3.62% for the six months ended June 30, 2017.

Assuming no significant unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term primarily due to continuing expected growth in loans.  We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I, II and III below.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2017			June 30, 2016
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,537,317	$19,550	5.10%	$1,126,519	$13,488	4.82%
Tax-exempt (2)	13,030	257	7.91%	14,554	203	5.61%
Securities
Taxable	214,601	1,330	2.49%	211,624	1,062	2.02%
Tax-exempt (2)	133,130	1,568	4.72%	71,649	900	5.05%
Federal funds sold and interest bearing deposits with other banks	47,937	165	1.38%	9,152	4	0.18%
Total interest earning assets	1,946,015	22,870	4.71%	1,433,498	15,657	4.39%
Noninterest earning assets
Cash & due from banks	10,101			3,752
Premises and equipment	34,441			21,517
Property held for sale	25,748			24,332
Other assets	89,980			65,441
Allowance for loan losses	(11,966)			(11,420)
Total assets	$2,094,319			$1,537,120
Interest bearing liabilities
Interest bearing demand deposits	$378,350	$252	0.27%	205,242	79	0.15%
Savings deposits	389,847	616	0.63%	295,402	550	0.75%
Time deposits	628,358	1,766	1.13%	471,343	1,526	1.30%
Short-term borrowings	200,209	1,079	2.16%	183,673	419	0.92%
Long-term borrowings and capital trust securities	65,692	670	4.09%	94,568	975	4.15%
Total interest bearing liabilities	1,662,456	4,383	1.06%	1,250,228	3,549	1.14%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	221,245			120,118
Other liabilities	20,490			19,044
Total liabilities	1,904,191			1,389,390

Shareholders' equity - common	190,128			147,730
Total liabilities and shareholders' equity	$2,094,319			$1,537,120
Net interest earnings		$18,487			$12,108
Net yield on interest earning assets			3.81%			3.40%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% and 34% for the three months ended June 30, 2017 and 2016. The tax equivalent adjustment resulted in an increase in interest income of $639,000 and $374,000 for the three months ended June 30, 2017 and 2016, respectively.

Table II - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2017			June 30, 2016
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,408,566	$35,100	5.03%	$1,107,801	$26,778	4.86%
Tax-exempt (2)	13,161	443	6.79%	15,189	424	5.61%
Securities
Taxable	200,544	2,459	2.47%	210,494	2,146	2.05%
Tax-exempt (2)	114,320	2,678	4.72%	75,482	1,873	4.99%
Federal funds sold and interest bearing deposits with other banks	44,338	317	1.44%	8,621	7	1.16%
Total interest earning assets	1,780,929	40,997	4.64%	1,417,587	31,228	4.43%
Noninterest earning assets
Cash & due from banks	7,298			3,757
Premises and equipment	29,500			21,556
Property held for sale	25,007			24,898
Other assets	81,433			64,810
Allowance for loan losses	(11,864)			(11,491)
Total assets	$1,912,303			$1,521,117
Interest bearing liabilities
Interest bearing demand deposits	$320,918	$399	0.25%	207,487	162	0.16%
Savings deposits	365,026	1,242	0.69%	286,399	1,055	0.74%
Time deposits	584,767	3,383	1.17%	471,470	3,106	1.32%
Short-term borrowings	198,587	2,073	2.11%	176,111	659	0.75%
Long-term borrowings and capital trust securities	65,918	1,331	4.07%	94,811	1,952	4.14%
Total interest bearing liabilities	1,535,216	8,428	1.11%	1,236,278	6,934	1.13%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	184,968			120,291
Other liabilities	18,454			17,485
Total liabilities	1,738,638			1,374,054

Shareholders' equity - common	173,665			147,063
Total liabilities and shareholders' equity	$1,912,303			$1,521,117
Net interest earnings		$32,569			$24,294
Net yield on interest earning assets			3.69%			3.45%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% and 34% for the periods ended June 30, 2017 and 2016. The tax equivalent adjustment resulted in an increase in interest income of $1,091,000 and $780,000 for the periods ended June 30, 2017 and 2016, respectively.

Table III - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017 versus June 30, 2016			June 30, 2017 versus June 30, 2016
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,215	$847	$6,062	$7,402	$920	$8,322
Tax-exempt	(23)	77	54	(61)	80	19
Securities
Taxable	15	253	268	(106)	419	313
Tax-exempt	730	(62)	668	910	(105)	805
Federal funds sold and interest bearing deposits with other banks	62	99	161	107	203	310
Total interest earned on interest earning assets	5,999	1,214	7,213	8,252	1,517	9,769

Interest paid on:
Interest bearing demand deposits	93	80	173	113	124	237
Savings deposits	159	(93)	66	270	(83)	187
Time deposits	465	(225)	240	679	(402)	277
Short-term borrowings	41	619	660	94	1,320	1,414
Long-term borrowings and capital trust securities	(293)	(12)	(305)	(589)	(32)	(621)
Total interest paid on interest bearing liabilities	465	369	834	567	927	1,494

Net interest income	$5,534	$845	$6,379	$7,685	$590	$8,275

Noninterest Income

Total noninterest income for the three months ended June 30, 2017 increased 28.6% compared to same period in 2016 and increased 11.0% for the six months ended June 30, 2017 compared to the same period in 2016 principally due to increased trust and wealth management fees and service fees on deposit accounts as a result of the HCB and FCB acquisitions. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2017	2016	2017	2016
Insurance commissions	$988	$1,090	$1,957	$2,014
Trust and wealth management fees	595	116	695	232
Service fees related to deposit accounts	1,706	1,059	2,874	2,038
Realized securities gains	90	383	32	775
Bank owned life insurance income	253	258	503	514
Other	284	139	435	279
Total	$3,916	$3,045	$6,496	$5,852

Noninterest Expense

Total noninterest expense increased 93.9% for the six months ended June 30, 2017, as compared to the same period in 2016, with the litigation settlement and higher salaries, commissions, and employee benefits having the largest negative impact.  Table V below shows the breakdown of the changes.

Table V - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2017	$	%	2016	2017	$	%	2016
Salaries, commissions, and employee benefits	$6,758	$1,994	41.9%	$4,764	$11,945	$2,499	26.5%	$9,446
Net occupancy expense	826	314	61.3%	512	1,393	342	32.5%	1,051
Equipment expense	1,031	345	50.3%	686	1,766	424	31.6%	1,342
Professional fees	354	(75)	(17.5)%	429	639	(262)	(29.1)%	901
Advertising and public relations	148	30	25.4%	118	256	31	13.8%	225
Amortization of intangibles	429	379	758.0%	50	526	426	426.0%	100
FDIC premiums	295	(5)	(1.7)%	300	505	(95)	(15.8)%	600
Merger-related expenses	1,455	1,302	851.0%	153	1,564	1,299	N/A	265
Foreclosed properties expense	122	29	31.2%	93	226	9	4.1%	217
(Gain) loss on sales of foreclosed properties	73	349	N/A	(276)	(83)	199	(70.6)%	(282)
Write-downs of foreclosed properties	29	(230)	(88.8)%	259	447	78	21.1%	369
Litigation settlement	—	—	N/A	—	9,900	9,900	N/A	—
Other	2,416	1,067	79.1%	1,349	3,869	1,112	40.3%	2,757
Total	$13,936	$5,499	65.2%	$8,437	$32,953	$15,962	93.9%	$16,991

Salaries, commissions, and employee benefits: These expenses are 41.9% and 26.5% higher in the first three and six months of 2017, respectively, compared to first three and six months of 2016 due to an increase in number of employees, primarily those in conjunction with the HCB and FCB mergers, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB merger in Q2 2017.

Amortization of intangibles: Amortization of intangibles increased during 2017 as a result of the additional amortization of the core deposit intangibles associated with the HCB and FCB acquisitions.

FDIC premiums: FDIC premiums decreased 15.8% and 1.7% during the six months and quarter ended June 30, 2017 as a result of the FDIC's change in the factors used to compute its deposit insurance rates, effective the second half of 2016. The effect of these lower rates more than offset the impact of the acquired HCB and FCB net assets. The lower effective premium rates are expected to continue.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the HCB and FCB acquisitions. Such costs are not expected to continue for the remainder of 2017.

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

Other: The increase in other expenses is primarily due to increased operating expenses as a result of the acquisitions of FCB and HCB and due to a charge for a municipal tax assessment.

Income Taxes

Our income tax expense for the three months ended June 30, 2017 and June 30, 2016 totaled $2.3 million and $1.8 million, respectively. For the six months ended June 30, 2017 and June 30, 2016 our income tax expense totaled $0.9 million and $3.6 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended

June 30, 2017 and 2016 was 30.4% and 30.4%, respectively, and for the six months ended June 30, 2017 and 2016 were 19.0% and 30.1%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2017 and 2016 is as follows:

Table VI - Income Taxes	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(5.5)%	(4.2)%	(15.7)%	(4.5)%
State income taxes (benefit), net of Federal income tax benefit	2.1%	1.6%	1.8%	1.5%
Other, net	(1.2)%	(2.0)%	(2.1)%	(1.9)%
Effective income tax rate	30.4%	30.4%	19.0%	30.1%

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

We recorded $500,000 provision for loan losses for the first six months of both 2017 and 2016.  While we experienced organic loan growth of approximately $88 million (excluding loans acquired as a result of acquisitions) over the past four quarters, loan recoveries have exceeded loan charge-offs by $455,000 over the same period mitigating the need for an increased provision for loan loss for the first half of 2017.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2016.

Table VII - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2017	2016	2016
Accruing loans past due 90 days or more	$62	$—	$—
Nonaccrual loans
Commercial	786	399	298
Commercial real estate	2,051	5,773	4,845
Commercial construction and development	—	—	—
Residential construction and development	3,613	5,400	4,465
Residential real estate	6,860	3,531	4,815
Consumer	329	91	151
Total nonaccrual loans	13,639	15,194	14,574
Foreclosed properties
Commercial	—	—	—
Commercial real estate	2,126	976	1,749
Commercial construction and development	7,527	8,708	8,610
Residential construction and development	12,402	12,989	13,265
Residential real estate	1,537	752	880
Total foreclosed properties	23,592	23,425	24,504
Repossessed assets	57	38	12
Total nonperforming assets	$37,350	$38,657	$39,090
Total nonperforming loans as a percentage of total loans	0.88%	1.29%	1.10%
Total nonperforming assets as a percentage of total assets	1.78%	2.47%	2.22%
Allowance for loan losses as a percentage of nonperforming loans	90.01%	74.88%	80.10%
Allowance for loan losses as a percentage of period end loans	0.80%	0.97%	0.88%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2017 and 2016.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2017	2016	2017	2016
Beginning balance	$23,491	$24,684	$24,504	$25,567
Acquisitions	2,434	134	2,566	134
Improvements	—	134	219	463
Disposals	(2,304)	(1,267)	(3,250)	(2,370)
Writedowns to fair value	(29)	(260)	(447)	(369)
Balance June 30	$23,592	$23,425	$23,592	$23,425

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

At June 30, 2017, December 31, 2016, and June 30, 2016, respectively, our allowance for loan losses totaled $12.3 million, or 0.80% of total loans; $11.7 million, or 0.88% of total loans; and $11.4 million, or 0.97% of total loans. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at June 30, 2017 and December 31, 2016 would have been 0.95% and 0.92%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio. The 2017 and late 2016 decline in the allowance for loan losses as a percentage of total loans is a result of lower average loan losses experienced over the past twelve quarters.  Lower losses caused our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Also contributing to this decline are purchased loans.  Purchased loans are recorded on the balance sheet at estimated fair value on the date of acquisition without carryover of any related allowance for loan losses. Instead, the applicable fair value adjustment relative to each purchased loan includes a credit mark to provide for future, life-of-loan estimated credit losses at the date of acquisition.

Due to the loan portfolio acquired in conjunction with the FCB acquisition having a higher relative percentage of past due loans than that of Summit’s legacy portfolio, we experienced an overall increase in loans past due during the quarter ended June 30, 2017 (see Note 6 of the accompanying Notes to the Consolidated Financial Statements). Again, in accordance with acquisition accounting principles, these past due loans were recorded at fair value, which included a discount adjustment as applicable for each such loan’s estimated future credit losses at the time of acquisition; accordingly, the past quarter’s increased levels of past due loans did not significantly impact the balance of our allowance for loan losses at June 30, 2017.

At June 30, 2017, December 31, 2016, and June 30, 2016, we had approximately $23.6 million, $24.5 million and $23.4 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

FINANCIAL CONDITION

Our total assets were $2.10 billion at June 30, 2017, compared to $1.76 billion at December 31, 2016, representing a 19.1% increase.  Table IX below is a summary of significant changes in our financial position between December 31, 2016 and June 30, 2017, resulting from both the FCB acquisition and other changes.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of FCB Acquisition	Other Changes	Balance June 30,
Dollars in thousands	2016			2017
Assets
Cash and cash equivalents	$46,616	$54,042	$(47,122)	$53,536
Securities available for sale	266,542	100,735	(30,466)	336,811
Other investments	12,942	582	467	13,991
Loans, net	1,307,862	225,743	4,478	1,538,083
Property held for sale	24,504	2,377	(3,289)	23,592
Premises and equipment	23,737	6,174	3,323	33,234
Goodwill and other intangibles	13,652	15,056	(494)	28,214
Cash surrender value of life insurance policies	39,143	1,509	537	41,189
Other assets	23,649	3,593	(592)	26,650
Total Assets	$1,758,647	$409,811	$(73,158)	$2,095,300

Liabilities
Deposits	$1,295,519	$350,533	$(32,133)	$1,613,919
Short-term borrowings	224,461	7,309	(26,042)	205,728
Long-term borrowings	46,670	—	(911)	45,759
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	17,048	3,853	(3,728)	17,173

Shareholders' Equity	155,360	48,116	(10,344)	193,132

Total liabilities and shareholders' equity	$1,758,647	$409,811	$(73,158)	$2,095,300

The following is a discussion of the other significant changes in our financial position during the first six months of 2017 exclusive of the impact of the FCB acquisition:

Cash and cash equivalents and short-term borrowings: Net reduction of $47.1 million in cash and cash equivalents is primarily attributable to repayments of short-term Federal Home Loan Bank advances and the cash consideration of $15.0 million paid in conjunction with the FCB acquisition.

Securities available for sale: The net decrease of $30.5 million in securities available for sale is principally a result of a restructuring of the securities portfolio acquired from FCB wherein $94 million of the portfolio was sold, but only $54 million of the sale proceeds were reinvested.

Deposits: The net change in our deposits during the first six months of 2017 resulted primarily from net reductions of $25 million in our time deposits and $29 million in our internet-only high yielding savings product, partially offset by a $20 million increase in our non-interest bearing deposits.

Shareholders' equity: Other significant changes in shareholders' equity are a result of the cash consideration paid in the FCB acquisition, net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2017 and December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $815 million or 38.89% of total consolidated assets at June 30, 2017.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $634 million.  As of June 30, 2017 and December 31, 2016, these advances totaled approximately $203 million and $222 million, respectively.  At June 30, 2017, we had additional borrowing capacity of $431 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2017 was approximately $148 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2017 totaled $193.1 million compared to $155.4 million at December 31, 2016.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2017.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2017	$8	$—	$132
2018	45,017	—	221
2019	18	—	188
2020	19	—	52
2021	20	—	31
Thereafter	677	19,589	138
Total	$45,759	$19,589	$762

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2017 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2017
Commitments to extend credit:
Revolving home equity and credit card lines	$67,580
Construction loans	56,560
Other loans	114,193
Standby letters of credit	5,246
Total	$243,579

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is slightly liability sensitive over the next twelve months, however we are asset sensitive thereafter.  The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive.  That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment.  Net income would increase in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would result in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2017.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.39%	-0.04%
Up 200 basis points (1)	-0.24%	3.55%
Up 400 basis points (2)	0.56%	2.34%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2017, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2017 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	August 9, 2017

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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