Form 10-Q
period 2017-09-30
SUMMIT FINANCIAL GROUP INC
filed 2017-11-03
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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
Common Stock, $2.50 par value
12,428,342 shares outstanding as of November 1, 2017

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016
Dollars in thousands, except per share amounts	(unaudited)	(*)	(unaudited)
ASSETS
Cash and due from banks	$9,220	$4,262	$25,067
Interest bearing deposits with other banks	41,994	42,354	9,432
Cash and cash equivalents	51,214	46,616	34,499
Securities available for sale	328,726	266,542	262,102
Other investments	12,170	12,942	13,182
Loans held for sale	220	176	—
Loans, net	1,559,328	1,307,862	1,234,605
Property held for sale	22,622	24,504	24,767
Premises and equipment, net	34,220	23,737	21,802
Accrued interest receivable	7,979	6,167	5,470
Goodwill and other intangible assets	27,879	13,652	7,348
Cash surrender value of life insurance policies	41,076	39,143	38,504
Other assets	15,702	17,306	15,357
Total assets	$2,101,136	$1,758,647	$1,657,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$215,910	$149,737	$122,652
Interest bearing	1,400,858	1,145,782	1,034,132
Total deposits	1,616,768	1,295,519	1,156,784
Short-term borrowings	202,988	224,461	234,657
Long-term borrowings	45,755	46,670	74,146
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	19,589
Other liabilities	17,254	17,048	18,640
Total liabilities	1,902,354	1,603,287	1,503,816

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2017 - 12,428,342 shares, December 2016 - 10,883,509 shares and September 2016 - 10,857,801 shares; outstanding: 2017 - 12,311,723 shares, December 2016 - 10,736,970 shares and September 2016 - 10,701,841 shares	80,496	46,757	46,114
Unallocated common stock held by Employee Stock Ownership Plan - 2017 - 116,619 shares, December 2016 - 146,539 shares and September 2016 - 155,960 shares	(1,260)	(1,583)	(1,684)
Retained earnings	119,157	113,448	109,808
Accumulated other comprehensive income (loss)	389	(3,262)	(418)
Total shareholders' equity	198,782	155,360	153,820

Total liabilities and shareholders' equity	$2,101,136	$1,758,647	$1,657,636

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, (except per share amounts)	2017	2016	2017	2016
Interest income
Interest and fees on loans
Taxable	$19,387	$14,009	$54,487	$40,788
Tax-exempt	103	133	391	412
Interest and dividends on securities
Taxable	1,283	1,138	3,742	3,284
Tax-exempt	1,114	621	2,855	1,857
Interest on interest bearing deposits with other banks	149	5	466	13
Total interest income	22,036	15,906	61,941	46,354
Interest expense
Interest on deposits	2,963	2,209	7,987	6,533
Interest on short-term borrowings	1,160	675	3,233	1,334
Interest on long-term borrowings and subordinated debentures	681	985	2,012	2,937
Total interest expense	4,804	3,869	13,232	10,804
Net interest income	17,232	12,037	48,709	35,550
Provision for loan losses	375	—	875	500
Net interest income after provision for loan losses	16,857	12,037	47,834	35,050
Noninterest income
Insurance commissions	1,043	1,016	3,000	3,030
Trust and wealth management fees	589	126	1,284	358
Service fees related to deposit accounts	1,863	1,138	4,737	3,175
Realized securities gains, net	26	61	58	836
Bank owned life insurance income	255	258	758	772
Other	224	150	659	430
Total noninterest income	4,000	2,749	10,496	8,601
Noninterest expenses
Salaries, commissions and employee benefits	6,610	4,819	18,555	14,265
Net occupancy expense	847	525	2,239	1,576
Equipment expense	1,093	716	2,859	2,059
Professional fees	373	270	1,012	1,171
Advertising and public relations	137	93	393	280
Amortization of intangibles	448	50	974	150
FDIC premiums	310	200	815	800
Merger-related expenses	11	80	1,575	345
Foreclosed properties expense	171	100	397	317
Gain on sales of foreclosed properties, net	(29)	(169)	(111)	(451)
Write-downs of foreclosed properties	91	134	538	503
Litigation settlement	—	—	9,900	—
Other	2,385	1,601	6,253	4,395
Total noninterest expenses	12,447	8,419	45,399	25,410
Income before income tax expense	8,410	6,367	12,931	18,241
Income tax expense	2,480	2,086	3,339	5,655
Net income	$5,930	$4,281	$9,592	$12,586

Basic earnings per common share	$0.48	$0.40	$0.81	$1.18
Diluted earnings per common share	$0.48	$0.40	$0.81	$1.18
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2017	2016
Net income	$5,930	$4,281
Other comprehensive income (loss):
Net unrealized gain on cashflow hedge of: 2017 - $497, net of deferred taxes of $184; 2016 - $965, net of deferred taxes of $357	313	608
Net unrealized gain (loss) on securities available for sale of: 2017 - $608, net of deferred taxes of $225 and reclassification adjustment for net realized gains included in net income of $26, net of tax of $10; 2016 - ($1,437), net of deferred taxes of ($532) and reclassification adjustment for net realized gains included in net income of $61, net of tax of $23	383	(905)
Total other comprehensive income (loss)	696	(297)
Total comprehensive income	$6,626	$3,984

	For the Nine Months Ended September 30,
Dollars in thousands	2017	2016
Net income	$9,592	$12,586
Other comprehensive income:
Net unrealized gain (loss) on cashflow hedge of: 2017 - $1,556, net of deferred taxes of $576; 2016 - ($2,114), net of deferred taxes of ($782)	980	(1,332)
Net unrealized gain on securities available for sale of: 2017 - $3,892, net of deferred taxes of $1,440 and reclassification adjustment for net realized gains included in net income of $58, net of tax of $21; 2016 - $2,175, net of deferred taxes of $805 and reclassification adjustment for net realized gains included in net income of $836, net of tax of $309	2,452	1,370
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	219	—
Total other comprehensive income	3,651	38
Total comprehensive income	$13,243	$12,624

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Nine Months Ended September 30, 2017
Net income	—	—	9,592	—	9,592
Other comprehensive income	—	—	—	3,651	3,651
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	285	—	—	—	285
Unallocated ESOP shares committed to be released - 29,920 shares	358	323	—	—	681
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 4,921 shares	116	—	—	—	116
Common stock cash dividends declared ($0.33 per share)	—	—	(3,883)	—	(3,883)
Balance, September 30, 2017	$80,496	$(1,260)	$119,157	$389	$198,782

Balance, December 31, 2015	$45,741	$(1,964)	$100,423	$(456)	$143,744

Nine Months Ended September 30, 2016
Net income	—	—	12,586	—	12,586
Other comprehensive income	—	—	—	38	38
Share-based compensation expense	150	—	—	—	150
Unallocated ESOP shares committed to be released - 25,862 shares	148	280	—	—	428
Common stock issuances from reinvested dividends - 4,235 shares	75	—	—	—	75
Common stock cash dividends declared ($0.30 per share)	—	—	(3,201)	—	(3,201)
Balance, September 30, 2016	$46,114	$(1,684)	$109,808	$(418)	$153,820

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$9,592	$12,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,364	884
Provision for loan losses	875	500
Share-based compensation expense	285	150
Deferred income tax benefit	(364)	(235)
Loans originated for sale	(11,305)	(7,068)
Proceeds from sale of loans	11,492	8,001
Gains on loans held for sale	(231)	(154)
Realized securities gains, net	(58)	(836)
Gain on disposal of assets	(93)	(480)
Write-downs of foreclosed properties	538	503
Amortization of securities premiums, net	3,125	3,329
(Accretion) amortization related to acquisitions, net	(870)	9
Amortization of intangibles	974	150
Earnings on bank owned life insurance	(425)	(772)
(Increase) decrease in accrued interest receivable	(752)	75
Decrease (increase) in other assets	1,539	(762)
(Decrease) increase in other liabilities	(221)	673
Net cash provided by operating activities	15,465	16,553
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,610	630
Proceeds from sales of securities available for sale	131,345	63,641
Principal payments received on securities available for sale	24,349	27,696
Purchases of securities available for sale	(118,346)	(73,595)
Purchases of other investments	(13,116)	(15,389)
Proceeds from redemptions of other investments	13,274	10,942
Net loan originations	(26,099)	(156,744)
Purchases of premises and equipment	(5,672)	(1,199)
Proceeds from disposal of premises and equipment	—	43
Proceeds from sales of repossessed assets & property held for sale	4,463	3,659
Cash and cash equivalents acquired in acquisition, net of $14,989 cash consideration paid	39,053	—
Net cash provided by (used in) investing activities	51,861	(140,316)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposit, NOW and savings accounts	(9,812)	54,830
Net (decrease) increase in time deposits	(19,305)	35,243
Net (decrease) increase in short-term borrowings	(28,782)	63,263
Repayment of long-term borrowings	(915)	(1,435)
Net proceeds from issuance of common stock	(43)	75
Exercise of stock options	12	—
Dividends paid on common stock	(3,883)	(3,201)
Net cash provided by (used in) financing activities	(62,728)	148,775
Increase in cash and cash equivalents	4,598	25,012
Cash and cash equivalents:
Beginning	46,616	9,487
Ending	$51,214	$34,499

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2017	September 30, 2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,055	$10,889
Income taxes	$3,557	$5,768

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$289	$2,053

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

The results of operations for the nine months and quarter ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2016 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to securities available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02, Leases (Topic 842) will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While our full evaluation of the potential impact of ASU 2016-02 is ongoing, preliminarily, we expect that its adoption will not be significant to our financial statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. An implementation committee has been formed and continues to plan for the standards' implementation and evaluate the impact of ASU 2016-13 on our financial statements.

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
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities shortens the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. We are currently assessing the impact that ASU 2017-08 will have on our consolidated financial statements.
During May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We are currently assessing the impact that ASU 2017-09 will have on our consolidated financial statements.
During August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$24,135	$—	$24,135	$—
Mortgage backed securities:
Government sponsored agencies	121,759	—	121,759	—
Nongovernment sponsored entities	2,755	—	2,755	—
State and political subdivisions	13,435	—	13,435	—
Corporate debt securities	16,190	—	16,190	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	150,315	—	150,315	—
Total available for sale securities	$328,726	$—	$328,726	$—

Derivative financial assets
Interest rate swaps	$125	$—	$125	$—

Derivative financial liabilities
Interest rate swaps	$3,056	$—	$3,056	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,174	$—	$15,174	$—
Mortgage backed securities:
Government sponsored agencies	138,846	—	138,846	—
Nongovernment sponsored entities	4,653	—	4,653	—
Corporate debt securities	18,170	—	18,170	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	89,562	—	89,562	—
Total available for sale securities	$266,542	$—	$266,542	$—

Derivative financial assets
Interest rate swaps	$200	$—	$200	$—

Derivative financial liabilities
Interest rate swaps	$4,611	$—	$4,611	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$220	$—	$220	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	945	—	945	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,666	$—	$1,666	$—

Property held for sale
Commercial real estate	$1,476	$—	$1,292	$184
Construction and development	16,627	—	16,627	—
Residential real estate	352	—	352	—
Total property held for sale	$18,455	$—	$18,271	$184

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$176	$—	$176	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$1,075	$—	$1,075	$—

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	19,327	—	19,327	—
Residential real estate	279	—	279	—
Total property held for sale	$20,582	$—	$20,582	$—

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$51,214	$51,214	$—	$51,214	$—
Securities available for sale	328,726	328,726	—	328,726	—
Other investments	12,170	12,170	—	12,170	—
Loans held for sale, net	220	220	—	220	—
Loans, net	1,559,328	1,557,227	—	1,666	1,555,561
Accrued interest receivable	7,979	7,979	—	7,979	—
Derivative financial assets	125	125	—	125	—
	$1,959,762	$1,957,661	$—	$402,100	$1,555,561
Financial liabilities
Deposits	$1,616,768	$1,637,258	$—	$1,637,258	$—
Short-term borrowings	202,988	202,988	—	202,988	—
Long-term borrowings	45,755	46,962	—	46,962	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	912	912	—	912	—
Derivative financial liabilities	3,056	3,056	—	3,056	—
	$1,889,068	$1,910,765	$—	$1,910,765	$—

	December 31, 2016		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,616	$46,616	$—	$46,616	$—
Securities available for sale	266,542	266,542	—	266,542	—
Other investments	12,942	12,942	—	12,942	—
Loans held for sale, net	176	176	—	176	—
Loans, net	1,307,862	1,321,235	—	1,075	1,320,160
Accrued interest receivable	6,167	6,167	—	6,167	—
Derivative financial assets	200	200	—	200	—
	$1,640,505	$1,653,878	$—	$333,718	$1,320,160
Financial liabilities
Deposits	$1,295,519	$1,309,820	$—	$1,309,820	$—
Short-term borrowings	224,461	224,461	—	224,461	—
Long-term borrowings	46,670	49,013	—	49,013	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	736	736	—	736	—
Derivative financial liabilities	4,611	4,611	—	4,611	—
	$1,591,586	$1,608,230	$—	$1,608,230	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2017			2016
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$5,930			$4,281

Basic earnings per share	$5,930	12,299,987	$0.48	$4,281	10,692,423	$0.40

Effect of dilutive securities:
Stock options		10,911			12,865
Stock appreciation rights (SARs)		8,061			21,851

Diluted earnings per share	$5,930	12,318,959	$0.48	$4,281	10,727,139	$0.40

	For the Nine Months Ended September 30,
	2017			2016
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$9,592			$12,586

Basic earnings per share	$9,592	11,781,342	$0.81	$12,586	10,682,129	$1.18

Effect of dilutive securities:
Stock options		11,336			8,774
Stock appreciation rights (SARs)		14,324			1,443

Diluted earnings per share	$9,592	11,807,002	$0.81	$12,586	10,692,346	$1.18

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarter and nine months ended September 30, 2017 were 23,400 shares, and totaled 33,600 for the three months ended September 30, 2016 and 57,000 for the nine months ended September 30, 2016. Our anti-dilutive SARs for three and nine months ended September 30, 2017 were 87,615.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2017, December 31, 2016, and September 30, 2016 are summarized as follows:

	September 30, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$23,591	$608	$64	$24,135
Residential mortgage-backed securities:
Government-sponsored agencies	120,898	1,580	719	121,759
Nongovernment-sponsored entities	2,714	49	8	2,755
State and political subdivisions
General obligations	2,803	11	1	2,813
Other revenues	10,568	83	29	10,622
Corporate debt securities	16,326	—	136	16,190
Total taxable debt securities	176,900	2,331	957	178,274
Tax-exempt debt securities
State and political subdivisions
General obligations	70,714	1,382	510	71,586
Water and sewer revenues	25,049	433	74	25,408
Lease revenues	14,250	283	71	14,462
Electric revenues	6,226	76	23	6,279
University revenues	5,290	3	22	5,271
Other revenues	26,831	593	115	27,309
Total tax-exempt debt securities	148,360	2,770	815	150,315
Equity securities	137	—	—	137
Total available for sale securities	$325,397	$5,101	$1,772	$328,726

	December 31, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,580	$642	$48	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,451	1,554	1,159	138,846
Nongovernment-sponsored entities	4,631	44	22	4,653
Corporate debt securities	18,295	23	148	18,170
Total taxable debt securities	175,957	2,263	1,377	176,843
Tax-exempt debt securities
State and political subdivisions
General obligations	49,449	569	1,388	48,630
Water and sewer revenues	9,087	63	149	9,001
Lease revenues	9,037	7	201	8,843
Electric revenues	3,247	10	48	3,209
Sales tax revenues	2,870	—	34	2,836
Other revenues	17,321	93	371	17,043
Total tax-exempt debt securities	91,011	742	2,191	89,562
Equity securities	137	—	—	137
Total available for sale securities	$267,105	$3,005	$3,568	$266,542

	September 30, 2016
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities:
U.S. Government and agencies and corporations	$14,818	$921	$47	$15,692
Residential mortgage-backed securities:
Government-sponsored agencies	132,913	2,556	264	135,205
Nongovernment-sponsored agencies	5,382	48	29	5,401
State and political subdivisions:
Water and sewer revenues	250	—	—	250
Corporate debt securities	20,003	49	149	19,903
Total taxable debt securities	173,366	3,574	489	176,451
Tax-exempt debt securities:
State and political subdivisions:
General obligations	47,014	2,221	115	49,120
Water and sewer revenues	7,980	265	11	8,234
Lease revenues	7,392	321	38	7,675
Sales tax revenues	2,880	124	—	3,004
Other revenues	16,869	701	29	17,541
Total tax-exempt debt securities	82,135	3,632	193	85,574
Equity securities	77	—	—	77
Total available for sale securities	$255,578	$7,206	$682	$262,102

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Texas	$20,215	$440	$71	$20,584
Michigan	18,823	235	212	18,846
California	15,314	260	64	15,510
Illinois	12,463	244	38	12,669
Pennsylvania	10,603	91	79	10,615

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at September 30, 2017, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$46,461	$46,984
Due from one to five years	82,524	83,284
Due from five to ten years	33,110	33,119
Due after ten years	163,165	165,202
Equity securities	137	137
	$325,397	$328,726

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2017 and 2016 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2017
Securities available for sale	$131,345	$2,610	$24,349	$416	$358

2016
Securities available for sale	$63,641	$630	$27,696	$1,117	$281

We held 81 available for sale securities having an unrealized loss at September 30, 2017.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$5,374	$(25)	$2,712	$(39)	$8,086	$(64)
Residential mortgage-backed securities:
Government-sponsored agencies	29,222	(316)	13,476	(403)	42,698	(719)
Nongovernment-sponsored entities	—	—	949	(8)	949	(8)
State and political subdivisions:
General obligations	734	(1)	—	—	734	(1)
Other revenues	4,816	(29)	—	—	4,816	(29)
Corporate debt securities	3,014	(39)	1,653	(97)	4,667	(136)
Tax-exempt debt securities
State and political subdivisions:
General obligations	14,204	(164)	10,236	(346)	24,440	(510)
Water and sewer revenues	6,702	(74)	—	—	6,702	(74)
Lease revenues	571	(2)	1,061	(69)	1,632	(71)
Electric revenues	2,146	(23)	—	—	2,146	(23)
University revenues	3,508	(22)	—	—	3,508	(22)
Other revenues	4,279	(42)	1,278	(73)	5,557	(115)
Total temporarily impaired securities	74,570	(737)	31,365	(1,035)	105,935	(1,772)
Total	$74,570	$(737)	$31,365	$(1,035)	$105,935	$(1,772)

	December 31, 2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$763	$(5)	$2,575	$(43)	$3,338	$(48)
Residential mortgage-backed securities:
Government-sponsored agencies	55,388	(985)	8,389	(174)	63,777	(1,159)
Nongovernment-sponsored entities	97	—	3,013	(22)	3,110	(22)
Corporate debt securities	968	(31)	3,136	(117)	4,104	(148)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,115	(1,388)	—	—	33,115	(1,388)
Water and sewer revenues	4,761	(149)	—	—	4,761	(149)
Lease revenues	7,011	(201)	—	—	7,011	(201)
Electric revenues	1,973	(48)	—	—	1,973	(48)
Sales tax revenues	2,836	(34)	—	—	2,836	(34)
Other revenues	8,445	(371)	—	—	8,445	(371)
Total temporarily impaired securities	115,357	(3,212)	17,113	(356)	132,470	(3,568)
Total	$115,357	$(3,212)	$17,113	$(356)	$132,470	$(3,568)

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Commercial	$187,193	$119,088	$110,466
Commercial real estate
Owner-occupied	239,840	203,047	192,254
Non-owner occupied	464,543	381,921	367,196
Construction and development
Land and land development	71,412	72,042	65,430
Construction	28,756	16,584	11,276
Residential real estate
Non-jumbo	355,642	265,641	228,777
Jumbo	61,253	65,628	57,276
Home equity	82,720	74,596	75,161
Mortgage warehouse lines	33,525	85,966	108,983
Consumer	36,915	25,534	19,756
Other	9,994	9,489	9,649
Total loans, net of unearned fees	1,571,793	1,319,536	1,246,224
Less allowance for loan losses	12,465	11,674	11,619
Loans, net	$1,559,328	$1,307,862	$1,234,605

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at September 30, 2017 are as follows:

	Acquired Loans
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$6,393	$238,314	$244,707

Recorded investment
Commercial	$11	$31,430	$31,441
Commercial real estate
Owner-occupied	695	23,084	23,779
Non-owner occupied	1,846	35,704	37,550
Construction and development
Land and land development	—	9,080	9,080
Construction	—	2,226	2,226
Residential real estate
Non-jumbo	1,861	114,756	116,617
Jumbo	1,005	3,443	4,448
Home equity	—	3,431	3,431
Consumer	—	13,050	13,050
Other	—	236	236
Total recorded investment	$5,418	$236,440	$241,858

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from January 1, 2017 to September 30, 2017:

Dollars in thousands
Accretable yield, January 1, 2017	$290
Accretion	(135)
Additions for First Century Bankshares, Inc. acquisition	661
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	(13)
Accretable yield, September 30, 2017	$803

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2017 and 2016 and December 31, 2016.

	At September 30, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$204	$175	$65	$444	$186,749	$—
Commercial real estate
Owner-occupied	469	45	740	1,254	238,586	—
Non-owner occupied	177	252	1,969	2,398	462,145	—
Construction and development
Land and land development	268	21	3,880	4,169	67,243	—
Construction	—	—	—	—	28,756	—
Residential mortgage
Non-jumbo	4,860	2,062	4,837	11,759	343,883	—
Jumbo	—	—	—	—	61,253	—
Home equity	50	290	657	997	81,723	—
Mortgage warehouse lines	—	—	—	—	33,525	—
Consumer	387	173	405	965	35,950	35
Other	56	—	—	56	9,938	—
Total	$6,471	$3,018	$12,553	$22,042	$1,549,751	$35

	At December 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$90	$86	$165	$341	$118,747	$—
Commercial real estate
Owner-occupied	93	—	509	602	202,445	—
Non-owner occupied	340	—	65	405	381,516	—
Construction and development
Land and land development	423	129	3,852	4,404	67,638	—
Construction	—	—	—	—	16,584	—
Residential mortgage
Non-jumbo	4,297	1,889	3,287	9,473	256,168	—
Jumbo	—	—	—	—	65,628	—
Home equity	—	302	57	359	74,237	—
Mortgage warehouse lines	—	—	—	—	85,966	—
Consumer	308	84	150	542	24,992	—
Other	—	—	—	—	9,489	—
Total	$5,551	$2,490	$8,085	$16,126	$1,303,410	$—

	At September 30, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$301	$138	$602	$1,041	$109,425	$—
Commercial real estate
Owner-occupied	251	—	505	756	191,498	—
Non-owner occupied	311	78	—	389	366,807	—
Construction and development
Land and land development	238	—	3,731	3,969	61,461	—
Construction	—	—	—	—	11,276	—
Residential mortgage
Non-jumbo	1,932	1,488	2,762	6,182	222,595	—
Jumbo	—	—	—	—	57,276	—
Home equity	—	136	318	454	74,707	—
Mortgage warehouse lines	—	—	—	—	108,983	—
Consumer	135	44	148	327	19,429	21
Other	—	—	—	—	9,649	—
Total	$3,168	$1,884	$8,066	$13,118	$1,233,106	$21

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2017, December 31, 2016 and September 30, 2016.

	September 30,		December 31,
Dollars in thousands	2017	2016	2016
Commercial	$757	$846	$298
Commercial real estate
Owner-occupied	740	505	509
Non-owner occupied	2,033	4,362	4,336
Construction and development
Land & land development	3,931	4,360	4,465
Construction	—	—	—
Residential mortgage
Non-jumbo	7,309	3,680	4,621
Jumbo	—	—	—
Home equity	773	494	194
Mortgage warehouse lines	—	—	—
Consumer	494	148	151
Total	$16,037	$14,395	$14,574

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

The following tables present loans individually evaluated for impairment at September 30, 2017, December 31, 2016 and September 30, 2016.

	September 30, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$254	$254	$—	$264	$10
Commercial real estate
Owner-occupied	7,138	7,141	—	4,869	185
Non-owner occupied	9,884	9,886	—	10,142	511
Construction and development
Land & land development	5,029	5,029	—	4,729	87
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,200	4,210	—	4,294	209
Jumbo	3,581	3,580	—	3,605	171
Home equity	524	523	—	523	25
Mortgage warehouse lines	—	—	—	—	—
Consumer	29	29	—	34	3
Total without a related allowance	$30,639	$30,652	$—	$28,460	$1,201

With a related allowance
Commercial	$259	$259	$259	$266	$—
Commercial real estate
Owner-occupied	2,448	2,448	127	2,456	121
Non-owner occupied	1,014	1,018	501	2	—
Construction and development
Land & land development	1,470	1,470	525	1,482	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,728	1,729	217	1,681	82
Jumbo	841	842	15	847	42
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$7,760	$7,766	$1,644	$6,734	$301

Total
Commercial	$27,496	$27,505	$1,412	$24,210	$970
Residential real estate	10,874	10,884	232	10,950	529
Consumer	29	29	—	34	3
Total	$38,399	$38,418	$1,644	$35,194	$1,502

	December 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$285	$285	$—	$247	$10
Commercial real estate
Owner-occupied	520	520	—	534	31
Non-owner occupied	10,203	10,205	—	10,675	294
Construction and development
Land & land development	5,227	5,227	—	5,270	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,055	4,065	—	3,910	193
Jumbo	3,640	3,639	—	3,693	175
Home equity	524	523	—	523	22
Mortgage warehouse lines	—	—	—	—	—
Consumer	44	44	—	50	5
Total without a related allowance	$24,498	$24,508	$—	$24,902	$810

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,864	6,864	347	6,879	269
Non-owner occupied	1,311	1,311	197	1,327	43
Construction and development
Land & land development	2,066	2,066	585	2,074	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,055	2,057	251	1,851	78
Jumbo	853	853	24	862	44
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,149	$13,151	$1,404	$12,993	$514

Total
Commercial	$26,476	$26,478	$1,129	$27,006	$807
Residential real estate	11,127	11,137	275	10,839	512
Consumer	44	44	—	50	5
Total	$37,647	$37,659	$1,404	$37,895	$1,324

	September 30, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$791	$790	$—	$400	$9
Commercial real estate
Owner-occupied	4,914	4,914	—	4,932	188
Non-owner occupied	10,394	10,396	—	10,831	456
Construction and development
Land & land development	6,181	6,181	—	6,207	104
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,852	3,861	—	3,732	170
Jumbo	3,683	3,682	—	3,711	176
Home equity	713	713	—	710	21
Mortgage warehouse lines	—	—	—	—	—
Consumer	48	48	—	52	5
Total without a related allowance	$30,576	$30,585	$—	$30,575	$1,129

With a related allowance
Commercial	$19	$19	$19	$6	$—
Commercial real estate
Owner-occupied	2,499	2,499	12	2,491	112
Non-owner occupied	1,321	1,321	132	1,332	43
Construction and development
Land & land development	1,140	1,141	492	1,155	58
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,617	2,619	216	2,329	103
Jumbo	859	859	25	864	43
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,455	$8,458	$896	$8,177	$359

Total
Commercial	$27,259	$27,261	$655	$27,354	$970
Residential real estate	11,724	11,734	241	11,346	513
Consumer	48	48	—	52	5
Total	$39,031	$39,043	$896	$38,752	$1,488

Included in impaired loans are TDRs of $29.1 million, of which $28.3 million were current with respect to restructured contractual payments at September 30, 2017, and $28.6 million, of which $28.1 million were current with respect to restructured contractual payments at December 31, 2016.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2017 and September 30, 2016 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate
Owner-occupied	1	$2,302	$2,302	—	$—	$—
Non-owner occupied	1	148	148	—	—	—
Construction and development
Land & land development	1	438	438	—	—	—
Residential real estate
Non-jumbo	—	—	—	1	307	307
Total	3	$2,888	$2,888	1	$307	$307

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate
Owner-occupied	1	$2,302	$2,302	—	$—	$—
Non-owner occupied	1	148	148	—	—	—
Construction and development
Land & land development	1	438	438	—	—	—
Residential real estate
Non-jumbo	5	1,086	1,086	4	702	702
Consumer	—	—	—	1	2	2
Total	8	$3,974	$3,974	5	$704	$704

During the three months and nine months ended September 30, 2017, four non-jumbo residential real estate loans and one land & land development loan that had been restructured within the past twelve months defaulted. A default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three months and nine months ended September 30, 2017, and the related allowance on TDRs.

For the Three Months Ended September 30, 2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance July 1, 2017	$2,639	$—	$438	$7,315	$5,245	$6,200	$4,456	$523	$—	$34	$—	$26,850
Additions	438	—	—	2,302	148	—	—	—	—	—	—	2,888
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(15)	—	(12)	(31)	(45)	(621)	(33)	—	—	(5)	—	(762)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2017	$3,062	$—	$426	$9,586	$5,348	$5,579	$4,423	$523	$—	$29	$—	$28,976

Allowance related to troubled debt restructurings	$461	$—	$259	$127	$—	$217	$15	$—	$—	$—	$—	$1,079

For the Nine Months Ended September 30, 2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2017	$3,337	$—	$711	$7,383	$6,714	$5,417	$4,493	$523	$—	$44	$—	$28,622
Additions	438	—	—	2,302	148	1,086	—	—	—	—	—	3,974
Charge-offs	—	—	—	—	(65)	—	—	—	—	—	—	(65)
Net (paydowns) advances	(713)	—	(285)	(99)	(1,449)	(924)	(70)	—	—	(15)	—	(3,555)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2017	$3,062	$—	$426	$9,586	$5,348	$5,579	$4,423	$523	$—	$29	$—	$28,976

Allowance related to troubled debt restructurings	$461	$—	$259	$127	$—	$217	$15	$—	$—	$—	$—	$1,079

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016
Pass	$64,744	$64,144	$28,756	$16,584	$183,966	$117,214	$232,329	$201,113	$454,433	$375,181	$33,525	$85,966
OLEM (Special Mention)	1,593	2,097	—	—	2,468	1,471	3,578	567	1,722	1,381	—	—
Substandard	5,075	5,801	—	—	759	403	3,933	1,367	8,388	5,359	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$71,412	$72,042	$28,756	$16,584	$187,193	$119,088	$239,840	$203,047	$464,543	$381,921	$33,525	$85,966

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing			Nonperforming
Dollars in thousands	9/30/2017	12/31/2016	9/30/2016	9/30/2017	12/31/2016	9/30/2016
Residential real estate
Non-jumbo	$348,333	$261,020	$225,097	$7,309	$4,621	$3,680
Jumbo	61,253	65,628	57,276	—	—	—
Home Equity	81,947	74,402	74,667	773	194	494
Consumer	36,349	25,368	19,574	566	166	182
Other	9,994	9,489	9,649	—	—	—
Total	$537,876	$435,907	$386,263	$8,648	$4,981	$4,356

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month periods ended September 30, 2017 and 2016, and for the year ended December 31, 2016 is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
Dollars in thousands	2017	2016	2016
Balance, beginning of year	$11,674	$11,472	$11,472
Charge-offs:
Commercial	23	379	489
Commercial real estate
Owner occupied	3	179	179
Non-owner occupied	65	122	124
Construction and development
Land and land development	3	50	127
Construction	21	—	9
Residential real estate
Non-jumbo	200	119	169
Jumbo	2	—	—
Home equity	95	117	175
Mortgage warehouse lines	—	—	—
Consumer	147	61	98
Other	179	128	185
Total	738	1,155	1,555
Recoveries:
Commercial	13	69	73
Commercial real estate
Owner occupied	82	25	31
Non-owner occupied	92	13	17
Construction and development
Land and land development	246	514	840
Construction	—	—	—
Real estate - mortgage
Non-jumbo	50	58	136
Jumbo	—	6	6
Home equity	29	3	3
Mortgage warehouse lines	—	—	—
Consumer	64	55	76
Other	78	59	75
Total	654	802	1,257
Net charge-offs	84	353	298
Provision for loan losses	875	500	500
Balance, end of period	$12,465	$11,619	$11,674

Activity in the allowance for loan losses by loan class during the first nine months of 2017 is as follows:

	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(23)	$13	$293	$1,217	$259	$958	$—	$1,217	$513	$186,669	$11	$187,193
Commercial real estate
Owner occupied	2,109	(3)	82	121	2,309	127	2,178	4	2,309	9,586	229,559	695	239,840
Non-owner occupied	3,438	(65)	92	1,709	5,174	501	4,670	3	5,174	10,898	451,799	1,846	464,543
Construction and development
Land and land development	2,263	(3)	246	(1,858)	648	525	123	—	648	6,499	64,913	—	71,412
Construction	24	(21)	—	13	16	—	16	—	16	—	28,756	—	28,756
Residential real estate
Non-jumbo	2,174	(200)	50	24	2,048	217	1,829	2	2,048	5,928	347,853	1,861	355,642
Jumbo	95	(2)	—	(15)	78	15	63	—	78	4,422	55,826	1,005	61,253
Home equity	413	(95)	29	261	608	—	608	—	608	524	82,196	—	82,720
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	33,525	—	33,525
Consumer	121	(147)	64	177	215	—	215	—	215	29	36,886	—	36,915
Other	103	(179)	78	150	152	—	152	—	152	—	9,994	—	9,994
Total	$11,674	$(738)	$654	$875	$12,465	$1,644	$10,812	$9	$12,465	$38,399	$1,527,976	$5,418	$1,571,793

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2017, we early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of ASU 2017-04 had no impact on our consolidated financial statements.

During third quarter 2017, we performed the qualitative assessment of the goodwill of our community banking and insurance services reporting units and determined that the fair values of the reporting units were more likely than not greater than their carrying values.  In performing the qualitative assessments, we considered certain events and circumstances specific to each reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair values of our community banking or insurance services reporting units are less than their carrying values.  No indicators of impairment for either reporting unit were noted as of September 30, 2017.

The following tables present our goodwill by reporting unit at September 30, 2017 and other intangible assets by reporting unit at September 30, 2017 and December 31, 2016.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2017	$6,280	$4,710	$10,990
Reclassifications to goodwill	31	—	31
Acquired goodwill, net	4,252	—	4,252
Balance, September 30, 2017	$10,563	$4,710	$15,273

	Other Intangible Assets
	September 30, 2017			December 31, 2016
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$12,528	$3,000	$15,528	$1,610	$3,000	$4,610
Less: accumulated amortization	872	2,050	2,922	47	1,900	1,947
Net carrying amount	$11,656	$950	$12,606	$1,563	$1,100	$2,663

We recorded amortization expense of approximately $974,000 for the nine months ended September 30, 2017 relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2017	$1,210	$200
2018	1,471	200
2019	1,368	200
2020	1,265	200
2021	1,162	200

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2017 and 2016 and December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Demand deposits, interest bearing	$397,843	$262,591	$212,172
Savings deposits	362,653	337,348	321,563
Time deposits	640,362	545,843	500,397
Total	$1,400,858	$1,145,782	$1,034,132

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $219.8 million, $205.7 million and $178.9 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2017 is as follows:

Dollars in thousands
Three month period ending December 31, 2017	$81,870
Year ending December 31, 2018	232,020
Year ending December 31, 2019	140,028
Year ending December 31, 2020	88,444
Year ending December 31, 2021	54,858
Thereafter	43,142
Total	$640,362

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of September 30, 2017:

Dollars in thousands	Amount	Percent
Three months or less	$52,185	11.9%
Three through six months	54,568	12.4%
Six through twelve months	66,426	15.1%
Over twelve months	265,855	60.6%
Total	$439,034	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2017		2016
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$199,500	$3,488	$231,200	$3,457
Average balance outstanding for the period	196,728	3,474	177,239	3,455
Maximum balance outstanding at any month end during period	229,300	3,488	231,200	3,457
Weighted average interest rate for the period	1.10%	1.03%	0.59%	0.50%
Weighted average interest rate for balances
outstanding at September 30	1.32%	1.25%	0.54%	0.50%

Long-term borrowings:  Our long-term borrowings of $45.8 million, $46.7 million and $74.1 million at September 30, 2017, December 31, 2016, and September 30, 2016 respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at September 30,		Balance at December 31,
Dollars in thousands	2017	2016	2016
Long-term FHLB advances	$755	$792	$767
Long-term repurchase agreements	45,000	72,000	45,000
Term loan	—	1,354	903
Total	$45,755	$74,146	$46,670

At December 31, 2016, the term loan was secured by the common stock of our subsidiary bank, had a variable interest rate of prime minus 50 basis points and matured in second quarter 2017. Our long term FHLB borrowings and repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2017 was 4.32% compared to 4.43% for the first nine months of 2016.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2017, December 31, 2016, and September 30, 2016.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2017	$4	$—
	2018	45,017	—
	2019	18	—
	2020	19	—
	2021	20	—
	Thereafter	677	19,589
		$45,755	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. We granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the three months ended September 30, 2017 or the first nine months of 2016.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2017 and 2016, our share-based compensation expense was $285,000 and $150,000 and the related deferred tax benefits were approximately $105,000 and $56,000.

A summary of activity in our Plans during the first nine months of 2017 and 2016 is as follows:

	For the Nine Months Ended September 30,
	2017		2016
	Options/SARs	Weighted-Average Exercise Price	Options/SARs	Weighted-Average Exercise Price
Outstanding, January 1	217,857	$13.56	244,147	$14.05
Granted	87,615	26.01	—	—
Exercised	(2,000)	6.21	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, September 30	303,472	$17.20	244,147	$14.05

Other information regarding awards outstanding and exercisable at September 30, 2017 is as follows:

	Options/SARs Outstanding				Options/SARs Exercisable
Range of exercise price	# of awards	WAEP	Wted. Avg. Remaining Contractual Life (yrs)	Aggregate Intrinsic Value (in thousands)	# of awards	WAEP	Aggregate Intrinsic Value (in thousands)
$2.54 - $6.00	5,000	$2.54	5.83	$116	5,000	$2.54	$116
6.01 - 10.00	5,640	8.91	1.29	94	5,640	8.91	94
10.01 - 17.50	166,717	12.01	7.57	2,275	66,687	12.01	910
17.51 - 20.00	15,100	17.81	0.78	119	15,100	17.81	119
20.01 - 25.93	111,015	25.99	7.64	—	23,400	25.93	—
	303,472	17.20		$2,604	115,827	15.02	$1,239

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2017
Commitments to extend credit:
Revolving home equity and credit card lines	$68,616
Construction loans	56,715
Other loans	104,778
Standby letters of credit	3,469
Total	$233,578

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier ("CET1") 1, Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2017, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2017, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2015 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of September 30, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
CET1 (to risk weighted assets)
Summit	$176,666	10.8%	$114,506	7.0%	$106,327	6.5%
Summit Community	194,410	11.8%	115,328	7.0%	107,090	6.5%
Tier I Capital (to risk weighted assets)
Summit	195,666	11.9%	139,761	8.5%	131,540	8.0%
Summit Community	194,410	11.8%	140,041	8.5%	131,803	8.0%
Total Capital (to risk weighted assets)
Summit	208,130	12.7%	172,076	10.5%	163,882	10.0%
Summit Community	206,874	12.6%	172,395	10.5%	164,186	10.0%
Tier I Capital (to average assets)
Summit	195,666	9.5%	82,386	4.0%	102,982	5.0%
Summit Community	194,410	9.4%	82,728	4.0%	103,410	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
CET1 (to risk weighted assets)
Summit	146,494	10.5%	97,663	7.0%	90,687	6.5%
Summit Community	165,747	11.9%	97,498	7.0%	90,534	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,357	11.8%	118,393	8.5%	111,428	8.0%
Summit Community	165,747	11.9%	118,391	8.5%	111,427	8.0%
Total Capital (to risk weighted assets)
Summit	176,031	12.6%	146,693	10.5%	139,707	10.0%
Summit Community	177,421	12.7%	146,687	10.5%	139,702	10.0%
Tier I Capital (to average assets)
Summit	164,357	9.4%	69,939	4.0%	87,424	5.0%
Summit Community	165,747	9.5%	69,788	4.0%	87,235	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended September 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$17,408	$—	$—	$(176)	$—	$17,232
Provision for loan losses	375	—	—	—	—	375
Net interest income after provision for loan losses	17,033	—	—	(176)	—	16,857
Other income	2,408	589	1,003	491	(491)	4,000
Other expenses	10,844	546	814	734	(491)	12,447
Income (loss) before income taxes	8,597	43	189	(419)	—	8,410
Income tax expense (benefit)	2,482	16	92	(110)	—	2,480
Net income (loss)	$6,115	$27	$97	$(309)	$—	$5,930
Inter-segment revenue (expense)	$(451)	$—	$(40)	$491	$—	$—
Average assets	$2,110,832	$—	$6,288	$217,928	$(246,788)	$2,088,260
Capital expenditures	$1,497	$—	$—	$—	$—	$1,497

	Three Months Ended September 30, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$12,197	$—	$—	$(160)	$—	$12,037
Provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	12,197	—	—	(160)	—	12,037
Other income	1,622	126	1,001	389	(389)	2,749
Other expenses	7,249	100	902	557	(389)	8,419
Income (loss) before income taxes	6,570	26	99	(328)	—	6,367
Income tax expense (benefit)	2,145	10	40	(109)	—	2,086
Net income (loss)	$4,425	$16	$59	$(219)	$—	$4,281
Inter-segment revenue (expense)	$(361)	$—	$(28)	$389	$—	$—
Average assets	$1,609,343	$—	$6,005	$175,581	$(201,875)	$1,589,054
Capital expenditures	$766	$—	$—	$—	$—	$766

	Nine Months Ended September 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$49,220	$—	$—	$(511)	$—	$48,709
Provision for loan losses	875	—	—	—	—	875
Net interest income after provision for loan losses	48,345	—	—	(511)	—	47,834
Other income	6,280	1,284	2,932	1,473	(1,473)	10,496
Other expenses	41,351	1,219	2,495	1,807	(1,473)	45,399
Income (loss) before income taxes	13,274	65	437	(845)	—	12,931
Income tax expense (benefit)	3,386	24	190	(261)	—	3,339
Net income (loss)	$9,888	$41	$247	$(584)	$—	$9,592
Inter-segment revenue (expense)	$(1,353)	$—	$(120)	$1,473	$—	$—
Average assets	$1,994,042	$—	$6,197	$203,459	$(232,211)	$1,971,487
Capital expenditures	$5,544	$—	$36	$92	$—	$5,672

	Nine Months Ended September 30, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$36,028	$—	$—	$(478)	$—	$35,550
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	35,528	—	—	(478)	—	35,050
Other income	5,240	358	3,003	1,166	(1,166)	8,601
Other expenses	21,735	335	2,771	1,735	(1,166)	25,410
Income (loss) before income taxes	19,033	23	232	(1,047)	—	18,241
Income tax expense (benefit)	5,888	9	95	(337)	—	5,655
Net income (loss)	$13,145	$14	$137	$(710)	$—	$12,586
Inter-segment revenue (expense)	$(1,081)	$—	$(85)	$1,166	$—	$—
Average assets	$1,565,099	$—	$5,951	$172,840	$(199,962)	$1,543,928
Capital expenditures	$1,099	$—	$9	$91	$—	$1,199

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$3,056	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,103	$125	$—	$—

	December 31, 2016
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$4,611	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,507	$200	$—	$—

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

The assets and liabilities of FCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $4.25 million in connection with the acquisition, which is not amortized for financial reporting purposes but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 1, 2017 in connection with the acquisition of FCB, the fair values of the assets acquired and liabilities assumed and the resulting goodwill.

Dollars in thousands	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,989
Stock consideration			33,127
Total consideration			48,116

Identifiable assets acquired:
Cash and cash equivalents	$54,042	$—	$54,042
Securities available for sale, at fair value	101,022	295	101,317
Loans
Purchased performing	224,809	(2,693)	222,116
Purchased credit impaired	4,167	(540)	3,627
Allowance for loan losses	(2,511)	2,511	—
Premises and equipment	10,396	(4,222)	6,174
Property held for sale	4,596	(2,219)	2,377
Goodwill	5,183	(5,183)	—
Core deposit intangibles	—	10,916	10,916
Other assets	4,450	652	5,102
Total identifiable assets acquired	406,154	(483)	405,671

Identifiable liabilities assumed:
Deposits	349,726	807	350,533
Other liabilities	11,216	58	11,274
Total identifiable liabilities assumed	360,942	865	361,807

Net identifiable assets acquired	$45,212	$(1,348)	$43,864

Goodwill resulting from acquisition			$4,252
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

	Summit, HCB & FCB Pro Forma
	For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2017	2016
Total revenues, net of interest expense	$64,313	$61,457
Net income	$11,176	$15,017
Diluted earnings per share	$0.95	$1.23

The following presents the financial effects of adjustments recognized in the statement of income for the three and nine months ended September 30, 2017 related to business combinations that occurred during 2016 or 2017.

	Income increase (decrease)
Dollars in thousands	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Interest and fees on loans	$224	$712
Interest expense on deposits	76	167
Amortization of intangibles	(399)	(825)
Income before income tax expense	$(99)	$54

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ending September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$219	$(2,238)	$1,712	$(307)
Other comprehensive income before reclassification	—	313	399	712
Amounts reclassified from accumulated other comprehensive income	—	—	(16)	(16)
Net current period other comprehensive income	—	313	383	696
Ending balance	$219	$(1,925)	$2,095	$389

	For the Three Months Ended September 30, 2016
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(5,135)	$5,014	$(121)
Other comprehensive income before reclassification	—	608	(867)	(259)
Amounts reclassified from accumulated other comprehensive income	—	—	(38)	(38)
Net current period other comprehensive income (loss)	—	608	(905)	(297)
Ending balance	$—	$(4,527)	$4,109	$(418)

	For the Nine Months Ended September 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,905)	$(357)	$(3,262)
Other comprehensive income before reclassification	219	980	2,489	3,688
Amounts reclassified from accumulated other comprehensive income	—	—	(37)	(37)
Net current period other comprehensive income	219	980	2,452	3,651
Ending balance	$219	$(1,925)	$2,095	$389

	For the Nine Months Ended September 30, 2016
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(3,195)	$2,739	$(456)
Other comprehensive income (loss) before reclassification	—	(1,332)	1,897	565
Amounts reclassified from accumulated other comprehensive income	—	—	(527)	(527)
Net current period other comprehensive income	—	(1,332)	1,370	38
Ending balance	$—	$(4,527)	$4,109	$(418)

NOTE 18. INCOME TAXES

Our income tax expense for the three months ended September 30, 2017 and September 30, 2016 totaled $2.5 million and $2.1 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016 our income tax expense totaled $3.3 million and $5.7 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2017 and 2016 was 29.5% and 32.8%, respectively, and for the nine months ended September 30, 2017 and 2016 were 25.8% and 31.0%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(5.1)%	(4.2)%	(8.8)%	(4.4)%
State income taxes (benefit), net of Federal income tax benefit	1.8%	1.7%	1.8%	1.6%
Other, net	(2.2)%	0.3%	(2.2)%	(1.2)%
Effective income tax rate	29.5%	32.8%	25.8%	31.0%

The components of applicable income tax expense for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016
Current
Federal	$2,436	$1,992	$3,315	$5,439
State	251	171	388	451
	2,687	2,163	3,703	5,890
Deferred
Federal	(190)	(76)	(333)	(234)
State	(17)	(1)	(31)	(1)
	(207)	(77)	(364)	(235)
Total	$2,480	$2,086	$3,339	$5,655

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

OVERVIEW

On October 1, 2016, we acquired Highland County Bankshares, Inc. ("HCB") and its subsidiary, First and Citizens Bank, headquartered in Monterey, Virginia. On April 1, 2017, we acquired First Century Bankshares, Inc. ("FCB") and its subsidiary, First Century Bank, headquartered in Bluefield, West Virginia. Since results of the two acquisitions are included in our results from the acquisition dates forward, comparisons to prior periods are significantly impacted by the acquired companies' results.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our two recent acquisitions, interest earning assets increased by 27.39% for the first nine months in 2017 compared to the same period of 2016 while our net interest earnings on a tax equivalent basis increased 37.42%.  Our tax equivalent net interest margin increased 27 basis points as our yield on interest earning assets increased 23 basis points while our cost of interest bearing funds decreased 3 basis points.

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
BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016
Community banking	$6,115	$4,425	$9,888	$13,145
Trust and wealth management	27	16	41	14
Insurance services	97	59	247	137
Parent	(309)	(219)	(584)	(710)
Consolidated net income	$5,930	$4,281	$9,592	$12,586

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2017 decreased to $9.6 million, or $0.81 per diluted share compared to $12.6 million, or $1.18 per diluted share for the same period of 2016.  Net income for the quarter ended September 30, 2017 was $5.9 million, or $0.48 per diluted share, compared to $4.3 million, or $0.40 per diluted share for the same period of 2016. The decrease for the nine months ended September 30, 2017 was primarily attributable to the charge for a $9.9 million pre-tax litigation settlement recognized in the first quarter of 2017. Otherwise, net income for the both the nine months and quarter ended September 30, 2017, compared to earnings for the same periods of 2016, were positively impacted by increased net interest income and increased fee income including trust and wealth management fees and fees related to deposit accounts while being negatively impacted by smaller gains realized on sales of securities, smaller gains on sales of foreclosed properties, and generally higher operating expenses due to the two recent acquisitions mentioned below. Returns on average equity and assets for the first nine months of 2017 were 7.06% and 0.65%, respectively, compared with 11.29% and 1.09% for the same period of 2016.

FCB’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our third quarter and nine months ended September 30, 2017 results reflect increased levels of average balances, income and expense as compared to the same periods of 2016 results. At consummation (prior to fair value acquisition adjustments), FCB had total assets of $406.2 million, net loans of $226.5 million, and deposits of $350.0 million.

HCB’s results of operations are included in our consolidated results of operation from the date of acquisition, and therefore our third quarter and nine months ended September 30, 2017 results reflect increased levels of average balances, income and expense as compared to the same periods of 2016 results. At consummation (prior to fair value acquisition adjustments), HCB had total assets of $122.8 million, loans of $60.8 million, and deposits of $106.9 million.

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

For the quarter ended September 30, 2017, our net interest income on a fully tax-equivalent basis increased $5.5 million to $17.9 million compared to $12.4 million for the quarter end September 30, 2016. Our tax-equivalent earnings on interest earning assets increased $6.4 million, while the cost of interest bearing liabilities increased $0.9 million (see Tables I and III).

Our net interest income on a fully tax-equivalent basis totaled $50.5 million for the nine months ended September 30, 2017, or $13.7 million or 37.4% more than the $36.7 million for the nine months ended September 30, 2016.  Our tax-equivalent earnings on interest earning assets increased $16.2 million, while the cost of interest bearing liabilities also increased $2.4 million (see Tables II and III).

For the three months ended September 30, 2017 average interest earning assets increased 30.7% to $1.94 billion compared to $1.49 billion for the three months ended September 30, 2016, while average interest bearing liabilities increased 28.2% from $1.29 billion at September 30, 2016 to $1.66 billion at September 30, 2017.

Average interest earning assets increased 27.4% from $1.44 billion during the first nine months of 2016 to $1.84 billion for the first nine months of 2017, while average interest bearing liabilities increased 25.6% from $1.26 billion at September 30, 2016 to $1.58 billion at September 30, 2017.

For the quarter ended September 30, 2017, our net interest margin increased to 3.65%, compared to 3.32% for the same period of 2016, as the yields on earning assets increased 27 basis points, while the cost of our interest bearing funds decreased by 4 basis points. Our net interest margin increased to 3.67% for the nine months ended September 30, 2017, compared to 3.40% for the same period of 2016, as the yields on earning assets increased 23 basis points, while the cost of our interest bearing funds decreased by 3 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired from FCB and HCB, Summit's net interest margin was 3.59% for the three months ended September 30, 2017 and 3.61% for the nine months ended September 30, 2017.

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

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2017			September 30, 2016
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,539,945	$19,387	4.99%	$1,187,205	$14,008	4.69%
Tax-exempt (2)	16,314	158	3.84%	14,300	202	5.62%
Securities
Taxable	198,913	1,283	2.56%	198,411	1,139	2.28%
Tax-exempt (2)	145,599	1,714	4.67%	77,489	941	4.83%
Federal funds sold and interest bearing deposits with other banks	42,926	149	1.38%	10,029	5	0.2%
Total interest earning assets	1,943,697	22,691	4.63%	1,487,434	16,295	4.36%
Noninterest earning assets
Cash & due from banks	9,591			3,938
Premises and equipment	33,667			21,613
Property held for sale	23,185			23,311
Other assets	90,538			64,325
Allowance for loan losses	(12,418)			(11,567)
Total assets	$2,088,260			$1,589,054
Interest bearing liabilities
Interest bearing demand deposits	$384,539	$323	0.33%	211,264	85	0.16%
Savings deposits	365,150	637	0.69%	316,358	608	0.76%
Time deposits	636,424	2,003	1.25%	481,060	1,516	1.25%
Short-term borrowings	205,536	1,160	2.24%	189,760	675	1.42%
Long-term borrowings and capital trust securities	65,346	681	4.13%	94,106	985	4.16%
Total interest bearing liabilities	1,656,995	4,804	1.15%	1,292,548	3,869	1.19%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	217,760			124,490
Other liabilities	17,414			20,280
Total liabilities	1,892,169			1,437,318

Shareholders' equity	196,091			151,736
Total liabilities and shareholders' equity	$2,088,260			$1,589,054
Net interest earnings		$17,887			$12,426
Net yield on interest earning assets			3.65%			3.32%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% and 34% for the three months ended September 30, 2017 and 2016. The tax equivalent adjustment resulted in an increase in interest income of $655,000 and $389,000 for the three months ended September 30, 2017 and 2016, respectively.

Table II - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,452,840	$54,487	5.01%	$1,134,463	$40,788	4.8%
Tax-exempt (2)	14,223	602	5.66%	14,890	624	5.6%
Securities
Taxable	199,995	3,742	2.50%	206,437	3,284	2.12%
Tax-exempt (2)	124,860	4,392	4.70%	76,155	2,814	4.94%
Federal funds sold and interest bearing deposits with other banks	43,862	466	1.42%	9,093	13	0.19%
Total interest earning assets	1,835,780	63,689	4.64%	1,441,038	47,523	4.41%
Noninterest earning assets
Cash & due from banks	8,071			3,819
Premises and equipment	30,904			21,575
Property held for sale	24,393			24,365
Other assets	84,390			64,648
Allowance for loan losses	(12,051)			(11,517)
Total assets	$1,971,487			$1,543,928
Interest bearing liabilities
Interest bearing demand deposits	$342,358	$722	0.28%	208,755	248	0.16%
Savings deposits	365,068	1,879	0.69%	296,458	1,663	0.75%
Time deposits	602,175	5,386	1.20%	474,691	4,622	1.3%
Short-term borrowings	200,929	3,233	2.15%	180,694	1,334	0.99%
Long-term borrowings and capital trust securities	65,725	2,012	4.09%	94,574	2,937	4.15%
Total interest bearing liabilities	1,576,255	13,232	1.12%	1,255,172	10,804	1.15%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	196,019			121,701
Other liabilities	17,990			18,423
Total liabilities	1,790,264			1,395,296

Shareholders' equity	181,223			148,632
Total liabilities and shareholders' equity	$1,971,487			$1,543,928
Net interest earnings		$50,457			$36,719
Net yield on interest earning assets			3.67%			3.40%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% and 34% for the periods ended September 30, 2017 and 2016. The tax equivalent adjustment resulted in an increase in interest income of $1,748,000 and $1,169,000 for the periods ended September 30, 2017 and 2016, respectively.

Table III - Changes in Interest Margin Attributable to Rate and Volume

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017 vs. September 30, 2016			September 30, 2017 vs. September 30, 2016
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$4,425	$954	$5,379	$11,839	$1,860	$13,699
Tax-exempt	26	(70)	(44)	(29)	7	(22)
Securities
Taxable	3	141	144	(105)	563	458
Tax-exempt	805	(32)	773	1,717	(139)	1,578
Federal funds sold and interest bearing deposits with other banks	51	93	144	169	284	453
Total interest earned on interest earning assets	5,310	1,086	6,396	13,591	2,575	16,166

Interest paid on:
Interest bearing demand deposits	103	135	238	215	259	474
Savings deposits	90	(61)	29	361	(145)	216
Time deposits	493	(6)	487	1,160	(396)	764
Short-term borrowings	60	425	485	164	1,735	1,899
Long-term borrowings and capital trust securities	(298)	(5)	(303)	(886)	(39)	(925)
Total interest paid on interest bearing liabilities	448	488	936	1,014	1,414	2,428

Net interest income	$4,862	$598	$5,460	$12,577	$1,161	$13,738

Noninterest Income

Total noninterest income for the three months ended September 30, 2017 increased 45.5% compared to same period in 2016 and increased 22.0% for the nine months ended September 30, 2017 compared to the same period in 2016 principally due to increased trust and wealth management fees and service fees on deposit accounts as a result of the HCB and FCB acquisitions. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016
Insurance commissions	$1,043	$1,016	$3,000	$3,030
Trust and wealth management fees	589	126	1,284	358
Service fees related to deposit accounts	1,863	1,138	4,737	3,175
Realized securities gains	26	61	58	836
Bank owned life insurance income	255	258	758	772
Other	224	150	659	430
Total	$4,000	$2,749	$10,496	$8,601

Noninterest Expense

Total noninterest expense increased 78.7% for the nine months ended September 30, 2017, as compared to the same period in 2016, with the litigation settlement and higher salaries, commissions, and employee benefits having the largest negative impact.  Table V below shows the breakdown of the changes.

Table V - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2017	$	%	2016	2017	$	%	2016
Salaries, commissions, and employee benefits	$6,610	$1,791	37.2%	$4,819	$18,555	$4,290	30.1%	$14,265
Net occupancy expense	847	322	61.3%	525	2,239	663	42.1%	1,576
Equipment expense	1,093	377	52.7%	716	2,859	800	38.9%	2,059
Professional fees	373	103	38.1%	270	1,012	(159)	(13.6)%	1,171
Advertising and public relations	137	44	47.3%	93	393	113	40.4%	280
Amortization of intangibles	448	398	796.0%	50	974	824	549.3%	150
FDIC premiums	310	110	55.0%	200	815	15	1.9%	800
Merger-related expenses	11	(69)	(86.3)%	80	1,575	1,230	N/A	345
Foreclosed properties expense	171	71	71.0%	100	397	80	25.2%	317
(Gain) loss on sales of foreclosed properties	(29)	140	N/A	(169)	(111)	340	(75.4)%	(451)
Write-downs of foreclosed properties	91	(43)	(32.1)%	134	538	35	7.0%	503
Litigation settlement	—	—	N/A	—	9,900	9,900	N/A	—
Other	2,385	784	49.0%	1,601	6,253	1,858	42.3%	4,395
Total	$12,447	$4,028	47.8%	$8,419	$45,399	$19,989	78.7%	$25,410

Salaries, commissions, and employee benefits: These expenses are 37.2% and 30.1% higher in the first three and nine months of 2017, respectively, compared to first three and nine months of 2016 due to an increase in number of employees, primarily those in conjunction with the HCB and FCB acquisitions, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition in Q2 2017.

Amortization of intangibles: Amortization of intangibles increased during 2017 as a result of the additional amortization of the core deposit intangibles associated with the HCB and FCB acquisitions.

FDIC premiums: FDIC premiums increased 55.0% and 1.9% during the three and nine months ended September 30, 2017 as a result of the significant increase in our balance sheet due to recent acquisitions, partially offset by lower premium rates caused by the FDIC's change in the factors used to compute its deposit insurance rates, effective the second half of 2016. The lower effective premium rates are expected to continue.

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

Income Taxes

Our income tax expense for the three months ended September 30, 2017 and September 30, 2016 totaled $2.5 million and $2.1 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016 our income tax expense totaled $3.3 million and $5.7 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2017 and 2016 was 29.5% and 32.8%, respectively, and for the nine months ended September 30, 2017 and 2016 were 25.8% and 31.0%, respectively. These decreases in effective rate are primarily attributable to our increased portfolio of tax-exempt municipal securities. Refer to Note 18 of the accompanying notes to consolidated financial statements for further information regarding our income taxes.

Credit Experience

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

We recorded $875,000 and $500,000 provision for loan losses for the first nine months of 2017 and 2016. The increase is primarily due to organic loan growth.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2016.

Table VII - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2017	2016	2016
Accruing loans past due 90 days or more	$35	$21	$—
Nonaccrual loans
Commercial	757	846	298
Commercial real estate	2,773	4,867	4,845
Commercial construction and development	—	—	—
Residential construction and development	3,931	4,360	4,465
Residential real estate	8,082	4,174	4,815
Consumer	494	148	151
Total nonaccrual loans	16,037	14,395	14,574
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,988	1,749	1,749
Commercial construction and development	7,392	8,664	8,610
Residential construction and development	11,852	13,741	13,265
Residential real estate	1,390	613	880
Total foreclosed properties	22,622	24,767	24,504
Repossessed assets	12	12	12
Total nonperforming assets	$38,706	$39,195	$39,090
Total nonperforming loans as a percentage of total loans	1.02%	1.16%	1.10%
Total nonperforming assets as a percentage of total assets	1.84%	2.36%	2.22%
Allowance for loan losses as a percentage of nonperforming loans	77.56%	80.60%	80.10%
Allowance for loan losses as a percentage of period end loans	0.79%	0.93%	0.88%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2017 and 2016.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016
Beginning balance	$23,592	$23,425	$24,504	$25,567
Acquisitions	157	1,880	2,723	2,014
Improvements	50	—	269	463
Disposals	(1,086)	(404)	(4,336)	(2,774)
Writedowns to fair value	(91)	(134)	(538)	(503)
Balance September 30	$22,622	$24,767	$22,622	$24,767

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings and to Note 8 of the notes to the consolidated financial statements of our 2016 Annual Report on Form 10-K for a summary of the methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for loan losses.

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

At September 30, 2017, December 31, 2016, and September 30, 2016, respectively, our allowance for loan losses totaled $12.5 million, or 0.79% of total loans; $11.7 million, or 0.88% of total loans; and $11.6 million, or 0.93% of total loans. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at September 30, 2017 and December 31, 2016 would have been 0.93% and 0.92%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio. The 2017 and late 2016 decline in the allowance for loan losses as a percentage of total loans is a result of lower average loan losses experienced.  Lower losses caused our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Also contributing to this decline are purchased loans.  Purchased loans are recorded on the balance sheet at estimated fair value on the date of acquisition without carryover of any related allowance for loan losses. Instead, the applicable fair value adjustment relative to each purchased loan includes a credit mark to provide for future, life-of-loan estimated credit losses at the date of acquisition.

Due to the loan portfolio acquired in conjunction with the FCB acquisition having a higher relative percentage of past due loans than that of Summit’s legacy portfolio, we experienced an overall increase in loans past due during the quarter ended September 30, 2017 (see Note 6 of the accompanying Notes to the Consolidated Financial Statements). Again, in accordance with acquisition accounting principles, these past due loans were recorded at fair value, which included a discount adjustment as applicable for each such loan’s estimated future credit losses at the time of acquisition; accordingly, the past quarter’s increased levels of past due loans did not significantly impact the balance of our allowance for loan losses at September 30, 2017.

At September 30, 2017, December 31, 2016, and September 30, 2016, we had approximately $22.6 million, $24.5 million and $24.8 million, respectively, in other real estate owned which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional losses.

FINANCIAL CONDITION

Our total assets were $2.10 billion at September 30, 2017, compared to $1.76 billion at December 31, 2016, representing a 19.5% increase.  Table IX below is a summary of significant changes in our financial position between December 31, 2016 and September 30, 2017, resulting from both the FCB acquisition and other changes.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of FCB Acquisition	Other Changes	Balance September 30,
Dollars in thousands	2016			2017
Assets
Cash and cash equivalents	$46,616	$39,053	$(34,455)	$51,214
Securities available for sale	266,542	100,735	(38,551)	328,726
Other investments	12,942	582	(1,354)	12,170
Loans, net	1,307,862	225,743	25,723	1,559,328
Property held for sale	24,504	2,377	(4,259)	22,622
Premises and equipment	23,737	6,174	4,309	34,220
Goodwill and other intangibles	13,652	15,056	(829)	27,879
Cash surrender value of life insurance policies	39,143	1,509	424	41,076
Other assets	23,649	3,593	(3,341)	23,901
Total Assets	$1,758,647	$394,822	$(52,333)	$2,101,136

Liabilities
Deposits	$1,295,519	$350,533	$(29,284)	$1,616,768
Short-term borrowings	224,461	7,309	(28,782)	202,988
Long-term borrowings	46,670	—	(915)	45,755
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	17,048	3,853	(3,647)	17,254

Shareholders' Equity	155,360	33,127	10,295	198,782

Total liabilities and shareholders' equity	$1,758,647	$394,822	$(52,333)	$2,101,136

The following is a discussion of the other significant changes in our financial position during the first nine months of 2017 exclusive of the impact of the FCB acquisition:

Cash and cash equivalents and short-term borrowings: Net reduction of $34.5 million in cash and cash equivalents is primarily attributable to repayments of short-term Federal Home Loan Bank advances and the cash consideration of $15.0 million paid in conjunction with the FCB acquisition.

Securities available for sale: The net decrease of $38.6 million in securities available for sale is principally a result of a restructuring of the securities portfolio acquired from FCB wherein $94 million of the portfolio was sold, but only $54 million of the sale proceeds were reinvested.

Deposits: The net change in our deposits during the first nine months of 2017 resulted primarily from net reductions of $10 million in our time deposits, $37 million in our internet-only high yielding savings product and $8 million in our regular savings accounts, partially offset by an increase of $32 million in interest bearing checking accounts.

Shareholders' equity: Other significant changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2017 and December 31, 2016.

Our total assets were $2.10 billion at September 30, 2017, compared to $1.66 billion at September 30, 2016, representing a 26.8% increase.  Table X below is a summary of significant changes in our financial position between September 30, 2016 and September 30, 2017, resulting from both the HCB and FCB acquisitions and other changes

Table X - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance September 30,	Impact of HCB Acquisition	Impact of FCB Acquisition	Other Changes	Balance September 30,
Dollars in thousands	2016				2017
Assets
Cash and cash equivalents	$34,499	$31,409	$39,053	$(53,747)	$51,214
Securities available for sale	262,102	5,932	100,735	(40,043)	328,726
Other investments	13,182	—	582	(1,594)	12,170
Loans, net	1,234,605	60,847	225,743	38,133	1,559,328
Property held for sale	24,767	23	2,377	(4,545)	22,622
Premises and equipment	21,802	1,617	6,174	4,627	34,220
Goodwill and other intangibles	7,348	6,401	15,056	(926)	27,879
Cash surrender value of life insurance policies	38,504	351	1,509	712	41,076
Other assets	20,827	514	3,593	(1,033)	23,901
Total Assets	$1,657,636	$107,094	$394,822	$(58,416)	$2,101,136

Liabilities
Deposits	$1,156,784	$106,762	$350,533	$2,689	$1,616,768
Short-term borrowings	234,657	—	7,309	(38,978)	202,988
Long-term borrowings	74,146	—	—	(28,391)	45,755
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	—	19,589
Other liabilities	18,640	332	3,853	(5,571)	17,254

Shareholders' Equity	153,820	—	33,127	11,835	198,782

Total liabilities and shareholders' equity	$1,657,636	$107,094	$394,822	$(58,416)	$2,101,136

Cash and cash equivalents and short-term borrowings: Net reduction of $53.7 million in cash and cash equivalents is primarily attributable to repayments of short-term Federal Home Loan Bank advances and the cash consideration of $21.8 million and $15.0 million paid in conjunction with the HCB and FCB acquisitions, respectively.

Securities available for sale: The net decrease of $40.0 million in securities available for sale is principally a result of a restructuring of the securities portfolio acquired from FCB wherein $94 million of the portfolio was sold, but only $54 million of the sale proceeds were reinvested.

Long-term borrowings: The $28.4 million reduction in long-term borrowings was primarily the result of a maturing structured repurchase agreement in late 2016.

Shareholders' equity: Other significant changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $916 million or 43.61% of total consolidated assets at September 30, 2017.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $731 million.  As of September 30, 2017 and December 31, 2016, these advances totaled approximately $200 million and $222 million, respectively.  At September 30, 2017, we had additional borrowing capacity of $531 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2017 was approximately $159 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2017 totaled $198.8 million compared to $155.4 million at December 31, 2016.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2017.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2017	$4	$—	$72
2018	45,017	—	221
2019	18	—	188
2020	19	—	52
2021	20	—	31
Thereafter	677	19,589	138
Total	$45,755	$19,589	$702

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2017 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2017
Commitments to extend credit:
Revolving home equity and credit card lines	$68,616
Construction loans	56,715
Other loans	104,778
Standby letters of credit	3,469
Total	$233,578

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2017.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.10%	0.80%
Up 200 basis points (1)	-0.70%	3.40%
Up 400 basis points (2)	0.07%	1.39%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2017, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2017 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.

(b)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.

(c)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.

(d)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	November 3, 2017