Form 10-K
period 2017-12-31
SUMMIT FINANCIAL GROUP INC
filed 2018-03-02
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2017, was approximately $237,632,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2018 was 12,465,496.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2018	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $2.13 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle and Southern regions of West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.

Community Banking

We provide a wide range of community banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; trust and wealth management services; and cash management services.  The deposits of Summit Community are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally ranging from $300,000 to $30 million and providing owner-occupied real estate loans to individuals.  Typically, our customers have financing requirements between $50,000 and $10 million.  We generally do not seek loans of more than $15 million but will consider larger lending relationships exhibiting above-average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

We segment our loan portfolio in to the following major lending categories: commercial, commercial real estate, construction and land development, residential real estate, consumer and mortgage warehouse lines of credit. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory and equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction, both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction and undeveloped land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties, commercial loans secured by one-to-four family residence and home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans and recreational vehicle loans, as well as personal secured and unsecured loans. Our mortgage warehouse lines of credit result solely from a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $207.6 million as of December 31, 2017.  As of this date, we had loans approximating $97.1 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$5.3	million
Land development	$1.7	million
Land development - Finished building lots	$—
Construction:
Commercial, multifamily and other non-residential	$0.3	million
1-4 family residential, consumer borrower	$—
1-4 family residential, pre-sold, commercial borrower	$4.7	million
1-4 family residential, spec, commercial borrower	$3.8	million
Improved property:
Residential real estate - nonowner occupied	$26.6	million
Commercial real estate - owner occupied	$23.6	million
Commercial real estate - nonowner occupied	$18.1	million
Owner occupied 1-4 family	$12.4	million
Home equity	$0.6	million

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which is complex and broad in scope, established the Bureau of Consumer Financial Protection (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring systemic risk.  We will be required to comply with the Consumer Financial Protection Act and the CFPB’s rules; however, these rules will be enforced by our primary regulator, the FRB, not the CFPB.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies, including financial institutions with regard to executive compensation, proxy access by shareholders and certain whistleblower provisions and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  Although the regulations that directly affect our business have been adopted, many of the provisions of the Dodd-Frank Act are subject to final rulemaking by the U.S. financial regulatory agencies and the implications of the Dodd-Frank Act for our business will depend to some extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies.

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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule has not had a material impact on our operations as we do not generally engage in activities prohibited by the Volcker Rule.

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

Under the Basel III Capital Rules, the applicable minimum capital ratios inclusive of the phased-in conservation buffer effective as of January 1, 2018 are as follows:

•	6.375% CET1 to risk-weighted assets

•	7.875% Tier 1 capital to risk-weighted assets

•	9.875% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average assets (leverage ratio)

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

Our regulatory capital ratios and Summit Community’s capital ratios as of year end 2017 are set forth in the table in Note 19 of the notes to the consolidated financial statements beginning on page 96. The Company and Summit Community Bank exceed all capital adequacy requirements, including applicable conservation buffers, under the Basel III Capital Rules as if such requirements were currently in effect on a fully phased-in basis.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements.  FDICIA establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The relevant capital measures, which reflect changes under the Basel III Capital Rules, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

Dodd-Frank centralized responsibility for consumer financial protection by creating the CFPB and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.  The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions and enforcing rules related to consumer financial products and services including mortgage lending and servicing, fair lending requirements, and automotive finance.  Summit Community Bank, as a bank with less than $10 billion in assets, is subject to these federal consumer financial laws, but continues to be examined for compliance by the FDIC, its primary federal banking regulator.

The CFPB has issued final regulations implementing provisions of the Dodd-Frank Act that require all creditors to determine a consumer’s ability to repay a mortgage loan before making a loan.  The final rule, referred to as the Ability-to Repay (ATR)/Qualified Mortgage (QM) standards, provide that a lender making a special type of loan, known as a Qualified Mortgage, is entitled to presume that the loan complies with the ATR safe harbor requirements.  The rule establishes different types of Qualified Mortgages that are generally identified as loans with restrictions on loan features, limits on fees being charged and underwriting requirements.

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

Cybersecurity

In 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the "Agencies") issued proposed rules to prohibit incentive-based compensation arrangements at covered institutions that could encourage inappropriate risks by providing excessive compensation or that could lead to a material loss. The proposed rules expand significantly beyond the June 2010 principals-based guidance and broadened the scope of covered institutions to include community banks. The proposed rules categorize covered institutions by size and compliance requirements vary according to the size of the covered institutions. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution.Final rules have not been adopted as of February 2018. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
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

Of particular note, banking laws limit the total amount we can lend to any one borrower generally to 15 percent of Summit Community’s Tier 1 capital plus its allowance for loan losses.  Summit Community evaluated the risks and rewards of lending up to this legal lending limit and established a self-imposed lending limit equal to 85 percent of its legal lending limit. Accordingly, institutions larger than Summit Community have a natural competitive advantage to serve the loan needs of larger clients as their legal lending limits are proportionally greater than ours.

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

Employees

At February 28, 2018, we employed 349 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	32
	b. Analysis of Net Interest Earnings	30
	c. Rate Volume Analysis of Changes in Interest Income and Expense	34
2.	Investment Portfolio
	a. Book Value of Investments	39
	b. Maturity Schedule of Investments	39
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	39
3.	Loan Portfolio
	a. Types of Loans	38
	b. Maturities and Sensitivity to Changes in Interest Rates	75
	c. Risk Elements	40
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	42
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	32-33
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	87
6.	Return on Equity and Assets	30
7.	Short-term Borrowings	87

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

Our business is concentrated in West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

The Company and Summit Community are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors and customers, the Federal Deposit Insurance fund and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

See the section captioned “Supervision and Regulation” included in Item 1. Business on page 1.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels decline.

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2017, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2017, our allowance for loan losses totaled $12.6 million, which represents approximately 0.78% of our total loans.  There is no precise method of predicting loan losses and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses.

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

The FDIC and the West Virginia Division of Financial Institutions review our allowance for loan and lease losses and may require us to establish additional reserves.  Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2017, brokered deposits totaled $216.9 million, or approximately 13.6% of our total deposits, compared to brokered deposits in the amount of $205.7 million or approximately 15.9% of our total deposits at December 31, 2016.  As of December 31, 2017, approximately $46.4 million in brokered deposits, or approximately 21.4% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2017, our FHLB borrowings maturing within one year totaled $200.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $895 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $458 million aside from its FHLB line, which would result in a funding source of approximately $359 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $895 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.
As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the FIrst Century Bankshares, Inc. ("FCB") acquisition in April 2018 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

The value of our goodwill and other intangible assets may decline.

Goodwill and other intangible assets are subject to a decline, perhaps even significantly, for several reasons including if there is a significant decline in our expected future cash flows, change in the business environment, or a material and sustained decline in the market value of our stock, which may require us to take future charges related to the impairment of that goodwill and other intangible assets in the future, which could have a material adverse effect on our financial condition and results of our operations.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our business may be adversely affected by increasing prevalence of fraud and other financial crimes.

As a financial institution, we are subject to risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We believe we have controls in place to detect and prevent such losses but in some cases multi-party collusion or other sophisticated methods of hiding fraud, may not be readily detected or detectable, and could result in losses that affect our financial condition and results of our operations.

Financial crime is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of a significant amount and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a loss, potentially a loss that could have a material adverse effect on our financial condition, reputation and results of our operations.

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

As of February 21, 2018 our executive officers and directors beneficially own 12.93% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2017 and 2016.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2017, our total interest payments on these junior subordinated debentures approximated $693,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $189,000.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2017, Summit Community operated 30 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia, offices of Summit Community.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	—	1
Mathias, West Virginia	1	—	1
Franklin, West Virginia	1	—	1
Petersburg, West Virginia	1	—	1
Charleston, West Virginia	2	—	2
Rainelle, West Virginia	1	—	1
Rupert, West Virginia	1	—	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	1	—	1
Harrisonburg, Virginia	1	1	2
Warrenton, Virginia	—	1	1
Martinsburg, West Virginia	1	—	1
Monterey, Virginia	1	—	1
Hot Springs, Virginia	1	—	1
Churchville, Virginia	—	1	1
Bluefield, West Virginia	2	—	2
Princeton, West Virginia	2	—	2
Oceana, West Virginia	1	—	1
Pineville, West Virginia	1	—	1
Bluefield, Virginia	1	—	1
Wytheville, Virginia	1	—	1
Max Meadows, Virginia	1	—	1
Hinton, West Virginia	1	—	1
Beckley, West Virginia	1	—	1
Christiansburg, Virginia	—	1	1

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 85.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 94.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Dividends paid	$0.11	$0.11	$0.11	$0.11
High Bid	27.60	23.40	26.62	28.16
Low Bid	19.13	20.01	20.93	23.62
2016
Dividends paid	$0.10	$0.10	$0.10	$0.10
High Bid	16.14	20.77	20.47	30.06
Low Bid	11.13	14.91	16.45	18.05

The payment of dividends is subject to the restrictions set forth in the West Virginia Business Corporation Act and the limitations imposed by the FRB. Payment of dividends by Summit is primarily dependent upon receipt of dividends from Summit Community.  Payment of dividends by Summit Community is regulated by the Federal Reserve System and generally, the prior approval of the FRB is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note 19 of our consolidated financial statements on page 96.

As of February 21, 2018, there were approximately 1,171 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The following table sets forth certain information regarding Summit’s purchase of its common stock under Summit’s ESOP for the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	—	—
November 1, 2017 - November 30, 2017	—	—	—	—
December 1, 2017 - December 31, 2017	—	—	—	—

(a)  Shares purchased under the Employee Stock Ownership Plan.

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the SNL Small Cap U.S. Bank Index for the five year period ending December 31, 2017.

The cumulative total shareholder return assumes a $100 investment on December 31, 2012 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Summit Financial Group, Inc.	100.00	204.75	245.87	252.32	597.45	582.19
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Small Cap U.S. Bank	100.00	139.47	147.01	161.00	228.27	239.41

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for each of the five (5) years ended December 31, 2017.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

		For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$84,527	$64,091	$58,883	$57,626	$57,280
Interest expense	18,380	15,084	12,867	15,241	18,477
Net interest income	66,147	49,007	46,016	42,385	38,803
Provision for loan losses	1,250	500	1,250	2,250	4,500
Net interest income after provision for loan losses	64,897	48,507	44,766	40,135	34,303
Noninterest income	14,427	11,600	11,861	11,223	11,209
Noninterest expense	57,745	34,802	33,632	35,324	34,756
Income before income taxes	21,579	25,305	22,995	16,034	10,756
Income tax expense	9,664	8,008	6,893	4,678	2,688
Net income	11,915	17,297	16,102	11,356	8,068
Dividends on preferred shares	—	—	—	771	775
Net income applicable to common shares	$11,915	$17,297	$16,102	$10,585	$7,293

Balance Sheet Data (at year end)
Assets	$2,134,240	$1,758,647	$1,492,429	$1,443,568	$1,386,227
Securities available for sale	328,723	266,542	280,792	282,834	288,780
Loans, net	1,593,744	1,307,862	1,079,331	1,019,842	937,070
Deposits	1,600,601	1,295,519	1,066,709	1,061,314	1,003,812
Short-term borrowings	250,499	224,461	171,394	123,633	62,769
Long-term borrowings	45,751	46,670	75,581	77,490	163,516
Shareholders' equity	201,505	155,360	143,744	131,644	111,072
Credit Quality
Net loan charge-offs	$359	$298	$945	$3,742	$9,774
Nonperforming assets	36,861	39,090	41,340	50,244	72,346
Allowance for loan losses	12,565	11,674	11,472	11,167	12,659
Per Share Data
Earnings per share
Basic earnings	$1.00	$1.62	$1.56	$1.40	$0.98
Diluted earnings	1.00	1.61	1.50	1.17	0.84
Book value per common share (at year end) (A)	16.30	14.47	13.48	12.60	11.55
Tangible book value per common share (at year end) (A)	14.08	13.20	12.78	11.86	10.72
Cash dividends	$0.44	0.40	0.32	—	—
Performance Ratios
Return on average equity	6.40%	11.53%	11.62%	9.54%	7.38%
Return on average tangible equity	7.35%	12.27%	12.29%	10.22%	7.98%
Return on average assets	0.59%	1.08%	1.10%	0.80%	0.58%
Equity to assets	9.4%	8.8%	9.6%	9.1%	8.0%
Tangible equity to tangible assets	8.3%	8.1%	9.2%	8.6%	7.5%
Tangible common equity to tangible assets	8.3%	8.1%	9.2%	8.0%	6.8%
Dividend payout ratio	44.0%	24.7%	21.1%	—%	—%

(A)	- Assumes conversion of outstanding convertible preferred stock in 2013 and 2014.

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

DESCRIPTION OF BUSINESS

We are a $2.13 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our three operating segments:  community banking, trust and wealth management and insurance.  Our community bank, Summit Community Bank, Inc. has a total of 30 banking offices located in West Virginia and Virginia.  Our trust and wealth management division offers trust services and other non-bank financial products principally within our community bank's market area. In addition, we also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services. See Note 20 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 349 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2017

•
2017 net income was $11.92 million ($1.00 per diluted share) compared to $17.30 million ($1.61 per diluted share) in 2016. 2017 earnings were negatively impacted by a $9.9 million (or $6.2 million after-tax or $0.52 per diluted share) litigation settlement charge and a $3.5 million ($0.29 per diluted share) preliminary tax charge due to enactment of the Tax Cuts and Jobs Act ("TCJA")

•
We completed our acquisition of Bluefield, West Virginia-based First Century Bankshares, Inc. ("FCB") and its subsidiary, First Century Bank, on April 1, 2017. At consummation, FCB had total assets of $406.2 million, loans of $229.0 million and deposits of $350.0 million. In addition, our merger related expenses totaled $1.59 million in 2017. The results of operations of FCB are included in the consolidated results of operations from the date of acquisition.

•
Net interest margin increased 28 basis points in 2017, principally due to a 25 basis point increase in our yield on interest earning assets, as our taxable loan and taxable securities yields grew 23 and 36 basis points.

•	Net revenues increased $20.5 million, or 34.1 percent during 2017 primarily as result of our two recent acquisitions.

•	We achieved loan growth, excluding mortgage warehouse lines of credits and FCB's purchased loans, of 9.6 percent, or $113.0 million during 2017.

•	Nonperforming assets declined to their lowest level since 2008, representing 1.73 percent of total assets at year end 2017 compared to 2.22 percent at the prior year end.

•	During 2017, provisions for loan losses increased by $750,000 primarily due to loan growth.

•	Cash dividends paid on our common stock in 2017 totaled $0.44 per share compared to $0.40 paid per share in 2016.

OUTLOOK

The year just concluded marked another significant milestone towards Summit’s goal of being a consistent, high-performing community banking institution. Our recent FCB and Highland County Bankshares, Inc. ("HCB") purchases have positively impacted our bottom line and represent significant opportunities for us. The combination of Summit and these two financially strong institutions which have similar cultures and core values proves our ability to successfully execute on a disciplined M&A growth strategy and gives us optimism as we look forward to 2018 and beyond. While we could be challenged by a variety of potential economic uncertainties, management anticipates continuing positive trends represented by our growing loan portfolio, increasing revenues, improved net interest margin, low overhead costs, continued reductions in problem assets and improved earnings.

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

Goodwill:  Goodwill is subject to an analysis by reporting unit at least annually by comparing the fair value of a reporting unit with its carrying amount to determine whether write-downs of the recorded balances are necessary. An entity still has the option to perform a qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. If the fair value is less than the carrying value, an expense may be required on our books to write down the goodwill to the proper carrying value.

We cannot assure you that future goodwill impairment tests will not result in a charge to earnings. See Note 11 of the accompanying consolidated financial statements for further discussion of our intangible assets, which include goodwill.

Fair Value Measurements:  Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, including, but not limited to, property held for sale, impaired loans and derivatives. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) . Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

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

Deferred Income Tax Assets:  At December 31, 2017, we had net deferred tax assets of $6.4 million. Based on our ability to offset the net deferred tax asset against expected future taxable income in carryforward years, there was no impairment of the deferred tax asset at December 31, 2017.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may become impaired. We recorded a $3.5 million preliminary charge to income tax expense to remeasure our net deferred tax assets at the lower corporate federal income tax rate due to enactment of the TCJA.

BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 20 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2017	2016	2015
Community banking	$12,365	$18,314	$17,265
Trust and wealth management	95	21	84
Insurance services	514	169	46
Parent	(1,059)	(1,207)	(1,293)
Consolidated net income	$11,915	$17,297	$16,102

RESULTS OF OPERATIONS

Earnings Summary

Net income decreased 31.1% during 2017 to $11.9 million, compared to $17.3 million in 2016, which was 7.4% greater than 2015's $16.1 million. On a per share basis, net income was $1.00, $1.61 and $1.50 per diluted share for 2017, 2016 and 2015, respectively, representing a 37.9% decrease in 2017 and a 7.3% increase in 2016. Return on average equity was 6.40% in 2017 compared to 11.53% in 2016 and 11.62% in 2015. Return on average assets for the year ended December 31, 2017 was 0.59% compared to 1.08% in 2016 and 1.10% in 2015. Included in 2017's net income were a $9.9 million pre-tax ($6.2 million after-tax or $0.52 per diluted share) litigation settlement charge, $3.5 million ($0.29 per diluted share) preliminary income tax charge due to enactment of the TCJA, and $1.6 million ($0.08 per diluted share) of merger related expenses. A summary of the significant factors influencing our results of operations and related ratios is included in the following discussion.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2013 through 2017 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Due to increases in interest earning assets and interest bearing liabilities from the FCB and HCB acquisitions, organic loan growth and recent FOMC increases to its target Federal funds rate, we have experienced higher levels of net interest income and an increased net interest margin.

Net interest income on a fully tax equivalent basis totaled $68.6 million, $50.6 million and $47.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, representing an increase of 35.5% in 2017 and 6.4% in 2016.  During 2017, 2016 and 2015, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2017, our earnings on interest earning assets increased $21.3 million due to both higher volumes and higher yields, while the cost of interest bearing liabilities increased $3.3 million due to higher volumes of interest bearing deposits.

During 2016, our earnings on interest earning assets increased $5.3 million as the increase in earnings due to higher volumes, primarily loans, more than offset reductions in yield, while the cost of interest bearing liabilities increased $2.2 million primarily due to both higher cost of funds, principally on short-term borrowings, and higher volumes of interest bearing deposits.

During 2015, our earnings on interest earning assets increased $1.3 million as the increase in earnings due to higher volumes more than offset the reduction in yield, while the cost of interest bearing liabilities declined $2.4 million primarily due to lower volumes of long term borrowings and subordinated debentures.

Total average earning assets increased 25.1% to $1.87 billion at December 31, 2017 from $1.49 billion at December 31, 2016.   Total average interest bearing liabilities increased 23.1% to $1.60 billion at December 31, 2017, compared to $1.30 billion at December 31, 2016.

Our net interest margin was 3.67% for 2017 compared to 3.39% and 3.50% for 2016 and 2015, respectively.  Our net interest margin increased 28 basis points in 2017 primarily due to the 25 basis point increase in yield on interest earning assets. Our net interest margin decreased 11 basis points in 2016 principally as result of the yield on interest earning assets declining 5 basis points while the cost of interest bearing liabilities increased 8 basis points. See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Assuming no significant unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term primarily due to continuing expected growth in loans. We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.  As a result of enactment of the TCJA in late 2017, our statutory corporate Federal income tax rate effective January 1, 2018, declined from 35% to 21%. Accordingly, the taxable equivalent adjustment to interest earned on tax-exempt securities and loans likewise will decline proportionally beginning in 2018. We anticipate the impact of the enactment of the TCJA will reduce our net interest margin 6-8 basis points beginning in 2018.

See the “Market Risk Management” section for further discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses and Average Yields/Rates
	Average Balances
Dollars in thousands	2017	2016	2015	2014	2013
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,480,601	$1,177,445	$1,049,172	$984,723	$949,616
Tax-exempt (2)	14,899	14,628	13,706	7,823	5,440
Securities
Taxable	200,596	202,795	209,316	211,700	208,588
Tax-exempt (2)	129,342	79,571	77,280	81,549	75,707
Interest bearing deposits with other banks	43,400	19,211	8,878	9,325	7,821
	1,868,838	1,493,650	1,358,352	1,295,120	1,247,172
Noninterest earning assets
Cash and due from banks	8,492	3,968	3,839	3,756	4,381
Premises and equipment	31,750	21,858	20,707	20,346	20,926
Other assets	109,456	90,957	94,996	112,504	125,629
Allowance for loan losses	(12,196)	(10,836)	(11,307)	(11,724)	(15,152)
Total assets	$2,006,340	$1,599,597	$1,466,587	$1,420,002	$1,382,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$358,225	$220,708	$208,160	$192,190	$181,413
Savings deposits	363,949	306,312	255,186	238,340	195,398
Time deposits	609,156	491,652	481,732	513,110	556,644
Short-term borrowings	205,743	190,876	151,102	100,786	34,098
Long-term borrowings and subordinated debentures	65,629	92,343	99,805	142,213	202,237
	1,602,702	1,301,891	1,195,985	1,186,639	1,169,790
Noninterest bearing liabilities
Demand deposits	200,707	128,894	116,995	104,262	94,943
Other liabilities	16,669	18,795	15,024	10,119	8,951
Total liabilities	1,820,078	1,449,580	1,328,004	1,301,020	1,273,684

Shareholders' equity - preferred	—	—	1,786	9,276	9,313
Shareholders' equity - common	186,262	150,017	136,797	109,706	99,959
Total shareholders' equity	186,262	150,017	138,583	118,982	109,272

Total liabilities and shareholders' equity	$2,006,340	$1,599,597	$1,466,587	$1,420,002	$1,382,956

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $998,000, $528,000 and $473,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 35% for 2017 and 34% for all other years presented. The taxable equivalent adjustment results in an increase in interest income of $2,413,000, $1,589,000 and $1,542,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$74,365	$56,439	$51,554	$50,078	$50,505	5.02%	4.79%	4.91%	5.09%	5.32%
Tax-exempt (2)	835	820	779	533	388	5.60%	5.61%	5.68%	6.81%	7.13%
Securities
Taxable	5,071	4,395	4,328	4,692	4,131	2.53%	2.17%	2.07%	2.22%	1.98%
Tax-exempt (2)	6,060	3,853	3,756	3,780	3,647	4.69%	4.84%	4.86%	4.64%	4.82%
Interest bearing deposits with other banks	609	173	8	8	5	1.40%	0.90%	0.09%	0.09%	0.06%
	86,940	65,680	60,425	59,091	58,676	4.65%	4.40%	4.45%	4.56%	4.70%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	1,169	376	251	222	255	0.33%	0.17%	0.12%	0.12%	0.14%
Savings deposits	2,563	2,296	1,781	1,580	1,152	0.70%	0.75%	0.70%	0.66%	0.59%
Time deposits	7,478	6,292	6,304	7,193	8,985	1.23%	1.28%	1.31%	1.40%	1.61%
Short-term borrowings	4,473	2,288	525	306	95	2.17%	1.20%	0.35%	0.30%	0.28%
Long-term borrowings subordinated debentures	2,697	3,832	4,007	5,940	7,991	4.11%	4.15%	4.01%	4.18%	3.95%
	18,380	15,084	12,868	15,241	18,478	1.15%	1.16%	1.08%	1.28%	1.58%

	$68,560	$50,596	$47,557	$43,850	$40,198

						3.67%	3.39%	3.50%	3.39%	3.22%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2017 Versus 2016			2016 Versus 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$15,117	$2,809	$17,926	$6,180	$(1,295)	$4,885
Tax-exempt	15	—	15	52	(11)	41
Securities
Taxable	(48)	724	676	(138)	205	67
Tax-exempt	2,336	(129)	2,207	111	(14)	97
Interest bearing deposits with other banks	302	134	436	19	146	165
Total interest earned on interest earning assets	17,722	3,538	21,260	6,224	(969)	5,255
Interest paid on
Interest bearing demand deposits	321	472	793	16	109	125
Savings deposits	412	(145)	267	376	139	515
Time deposits	1,452	(266)	1,186	129	(141)	(12)
Short-term borrowings	191	1,994	2,185	171	1,592	1,763
Long-term borrowings and subordinated debentures	(1,099)	(36)	(1,135)	(307)	132	(175)
Total interest paid on interest bearing liabilities	1,277	2,019	3,296	385	1,831	2,216
Net interest income	$16,445	$1,519	$17,964	$5,839	$(2,800)	$3,039

Noninterest Income

Noninterest income totaled 0.72%, 0.73% and 0.81%, of average assets in 2017, 2016 and 2015, respectively.   Noninterest income totaled $14.4 million in 2017 compared to $11.6 million in 2016 and $11.9 million in 2015. The 2017 increase is principally due to higher trust and wealth management fees and service fees related to deposit accounts as a result of the FCB and HCB acquisitions. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2017	2016	2015
Insurance commissions	$4,005	$4,022	$4,042
Trust and wealth management fees	1,863	449	595
Service fees related to deposit accounts	6,643	4,370	4,285
Realized securities (losses) gains, net	(14)	1,127	1,444
Bank owned life insurance income	1,017	1,054	1,040
Other	913	578	455
Total	$14,427	$11,600	$11,861

Noninterest Expense

Noninterest expense totaled $57.7 million, $34.8 million and $33.6 million, or 2.9%, 2.2% and 2.3% of average assets for each of the years ended December 31, 2017, 2016 and 2015.  Total noninterest expense increased $22.9 million in 2017 compared to 2016 and increased $1.2 million in 2016 compared to 2015.  Our most notable changes in noninterest expense during 2017 were the increase in salaries, commissions and employee benefits, amortization of intangibles and the litigation settlement charge.  Table IV below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2017	$	%	2016	$	%	2015
Salaries, commissions and employee benefits	$25,075	$5,502	28.1%	$19,573	$1,935	11.0%	$17,638
Net occupancy expense	3,011	913	43.5%	2,098	134	6.8%	1,964
Equipment expense	3,954	1,195	43.3%	2,759	465	20.3%	2,294
Professional fees	1,367	(148)	(9.8)%	1,515	(101)	(6.3)%	1,616
Advertising and public relations	578	133	29.9%	445	(52)	(10.5)%	497
Amortization of intangibles	1,410	1,163	470.9%	247	47	23.5%	200
FDIC premiums	1,065	190	21.7%	875	(345)	(28.3)%	1,220
Merger-related expense	1,589	656	70.3%	933	933	n/a	—
Foreclosed properties expense	611	197	47.6%	414	(270)	(39.5)%	684
Gains on sales of foreclosed properties, net	(157)	759	(82.9)%	(916)	(890)	n/m	(26)
Write-downs of foreclosed properties	885	217	32.5%	668	(1,747)	(72.3)%	2,415
Litigation settlement	9,900	9,900	n/m	—	—	—%	—
Other	8,457	2,266	36.6%	6,191	1,061	20.7%	5,130
Total	$57,745	$22,943	65.9%	$34,802	$1,170	3.5%	$33,632

Salaries, commissions and employee benefits: These expenses are 28% higher in 2017 compared to 2016 primarily due to general merit increases and an increase in our average annual full-time equivalent employees, primarily those in conjunction with the FCB and HCB acquisitions. The 11% increase in 2016 compared to 2015 was primarily due to general merit increases and an increase in our average annual full-time equivalent employees by 11, which included the increase attributable to the HCB acquisition.

Net occupancy expense: The 43.5% increase in 2017 is primarily due to the acquired FCB locations.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition.

Amortization of intangibles: Amortization of intangibles increased during 2017 as a result of the additional amortization of the core deposit intangibles associated with the FCB and HCB acquisitions.

FDIC premiums: FDIC premiums increased 21.7% during 2017 as a result of the significant increase in our balance sheet due to recent acquisitions, partially offset by lower premium rates caused by the FDIC's change in the factors used to compute its deposit insurance rates, effective the second half of 2016. FDIC premiums decreased 28% during 2016 reflecting a revised methodology and lower rates for the premium calculation applicable during the second half of 2016. These lower effective premium rates are expected to continue.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the FCB and HCB acquisitions. Such costs are not expected to continue.

Foreclosed properties expense: Foreclosed properties expense increased for 2017 as a result of higher repairs and maintenance of foreclosed properties, as well as the expenses attributable to the properties acquired in conjunction with the FCB acquisition.

Gains on sales of foreclosed properties: Included in 2016 gains, were gains of $1.1 million related to sales of lots in two foreclosed residential subdivisions.

Write-downs of foreclosed properties: Management expects such write-downs to continue comparable to 2016 and 2017.

Litigation settlement: We recorded a $9.9 million pre-tax charge as full resolution of the ResCap Litigation which had been pending since 2014. See the Legal Contingencies section of Note 17 Commitments and Contingencies in the accompanying notes to consolidated financial statements.

Other: Other expenses increased $2.3 million during 2017 primarily due to increased general operating costs due to the acquisitions of FCB and HCB. Other expenses increased $1.1 million during 2016. The principal contributors to this increase included:

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

Income Tax Expense

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowers the federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. generally accepted accounting principles require companies to remeasure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of TCJA’s enactment and record the effects as income tax expense in the reporting period of enactment.

We remeasured our deferred tax assets and deferred tax liabilities as of December 22, 2017, at the new federal corporate income tax rate of 21%, and recorded preliminary additional income tax expense of $3.5 million to reduce our net deferred tax assets.

Income tax expense for the years ended December 31, 2017, 2016 and 2015 totaled $9.7 million, $8.0 million and $6.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for 2017, 2016 and 2015 were 44.8%, 31.6% and 30.0%, respectively. The 2017 increased effective tax rate was primarily due to the preliminary income tax expense adjustment resulting from the enactment of the TCJA. The 2016 increased effective tax rate was a result of the average balance of taxable earning assets (principally loans) having grown significantly while the average balance of tax-exempt earning assets remained relatively stable. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2017 to $2.01 billion, an increase of 25.4% above 2016's average of $1.60 billion, and our year end December 31, 2017 assets were $375.6 million more than December 31, 2016.  Average assets increased 9.1% in 2016, from $1.47 billion in 2015.  Significant changes in the components of our balance sheet in 2017 and 2016 are discussed below.

Table V - Summary of Significant Changes in Financial Position 2017 versus 2016
		Increase (Decrease)
	Balance December 31,	Impact of FCB Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2016			2017
Assets
Cash and cash equivalents	$46,616	$39,053	$(33,038)	$52,631
Securities available for sale	266,542	100,735	(38,554)	328,723
Other investments	12,942	582	1,410	14,934
Loans, net	1,307,862	225,743	60,139	1,593,744
Property held for sale	24,504	2,377	(5,411)	21,470
Premises and equipment	23,737	6,174	4,298	34,209
Goodwill and other intangibles	13,652	15,056	(1,195)	27,513
Cash surrender value of life insurance policies	39,143	1,509	706	41,358
Other assets	23,649	3,593	(7,584)	19,658
Total Assets	$1,758,647	$394,822	$(19,229)	$2,134,240

Liabilities
Deposits	$1,295,519	$350,533	$(45,451)	$1,600,601
Short-term borrowings	224,461	7,309	18,729	250,499
Long-term borrowings	46,670	—	(919)	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	17,048	3,853	(4,606)	16,295

Shareholders' Equity	155,360	33,127	13,018	201,505

Total liabilities and shareholders' equity	$1,758,647	$394,822	$(19,229)	$2,134,240

Table VI - Summary of Significant Changes in Financial Position 2016 versus 2015
		Increase (Decrease)
	Balance December 31,	Impact of HCB Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2015			2016
Assets
Cash and cash equivalents	$9,487	$31,409	$5,720	$46,616
Securities available for sale	280,792	5,932	(20,182)	266,542
Other investments	8,949	—	3,993	12,942
Loans, net	1,079,331	60,847	167,684	1,307,862
Property held for sale	25,567	23	(1,086)	24,504
Premises and equipment	21,572	1,617	548	23,737
Goodwill and other intangibles	7,498	6,401	(247)	13,652
Cash surrender value of life insurance policies	37,732	351	1,060	39,143
Other assets	21,501	514	1,634	23,649
Total Assets	$1,492,429	$107,094	$159,124	$1,758,647

Liabilities
Deposits	$1,066,709	$106,762	$122,048	$1,295,519
Short-term borrowings	171,394	—	53,067	224,461
Long-term borrowings	75,581	—	(28,911)	46,670
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	15,412	332	1,304	17,048

Shareholders' Equity	143,744	—	11,616	155,360

Total liabilities and shareholders' equity	$1,492,429	$107,094	$159,124	$1,758,647

Cash and Cash Equivalents

Cash and cash equivalents increased $6.0 million during 2017, primarily due to acquired interest bearing deposits with other banks related to the HCB acquisition.

Loan Portfolio

Table VII depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table VII - Loans by Type
	2017		2016		2015		2014		2013
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$190,270	11.8%	$119,256	9.0%	$97,324	8.9%	$88,688	8.6%	$88,405	9.3%
Commercial real estate	737,961	45.8%	586,014	44.4%	541,388	49.6%	475,343	46.0%	430,804	45.3%
Construction and development	101,022	6.3%	89,069	6.7%	75,648	6.9%	96,630	9.4%	86,712	9.1%
Residential mortgage	500,720	31.1%	406,293	30.8%	346,380	31.7%	340,269	33.0%	321,541	33.8%
Mortgage warehouse lines	30,757	1.9%	85,963	6.5%	—	—%	—	—%	—	—%
Consumer	36,302	2.3%	25,524	1.9%	19,297	1.8%	19,500	1.9%	19,900	2.1%
Other	13,245	0.8%	9,499	0.7%	11,683	1.1%	11,522	1.1%	3,279	0.4%
Total loans	$1,610,277	100.0%	$1,321,618	100.0%	$1,091,720	100.0%	$1,031,952	100.0%	$950,641	100.0%

Total net loans averaged $1.5 billion in 2017, which represented 75% of total average assets compared to $1.2 billion in 2016, or 74% of total average assets. A continued improving economic environment in our market area contributed to 9.6% organic loan growth, excluding mortgage warehouse lines, which declined $55 million in 2017, and purchased loans, in 2017, primarily in the commercial and non-owner occupied commercial real estate portfolios, following 2016's growth of 7.9% and 2015's growth of 5.7%.

Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2017 and Note 3 for information regarding the volume of loans acquired in the FCB and HCB transactions.

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

Securities

Securities comprised approximately 15.4% of total assets at December 31, 2017 compared to 15.2% at December 31, 2016.  Average securities approximated $329.9 million for 2017 or 16.8% more than 2016's average of $282.4 million. We obtained $100.7 million of available for sale securities in the FCB acquisition; the portfolio was restructured by selling $94 million of those securities and only $54 million of the proceeds were reinvested. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

The following table presents the fair value of our securities portfolio by type at December 31, 2017, 2016 and 2015.

Table VIII - Fair Value of Securities	December 31
Dollars in thousands	2017	2016	2015
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,613	$15,174	$21,475
Residential mortgage-backed securities:
Government-sponsored agencies	121,321	138,846	146,734
Nongovernment-sponsored entities	2,077	4,653	7,885
State and political subdivisions	17,677	—	1,953
Corporate debt securities	16,245	18,170	14,226
Total taxable debt securities	188,933	176,843	192,273
Tax-exempt debt securities
State and political subdivisions	139,653	89,562	88,442
Total tax-exempt debt securities	139,653	89,562	88,442
Equity securities	137	137	77
Total available for sale securities	$328,723	$266,542	$280,792

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income in the period of such determination.

At December 31, 2017, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2017, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table IX - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$501	4.9%	$4,705	3.5%	$8,187	2.5%	$17,867	2.8%
Residential mortgage backed securities:
Government sponsored agencies	37,187	3.1%	73,353	2.5%	8,153	2.8%	2,255	2.9%
Nongovernment sponsored entities	1,120	3.3%	856	3.9%	69	5.3%	—	—%
State and political subdivisions	720	3.7%	4,261	3.1%	19,602	3.0%	129,560	3.4%
Corporate debt securities	—	—	—	—	4,798	4.3%	11,577	5.1%
Other	—	—	—	—	—	—	137	—
Total	$39,528	3.2%	$83,175	2.6%	$40,809	3.0%	$161,396	3.5%

Deposits

Total deposits at December 31, 2017 increased $305.1 million or 23.5% compared to December 31, 2016.  Deposits acquired in conjunction with the purchase of FCB totaled $350.0 million. In addition to acquired deposits, we have strengthened our focus on growing core transaction accounts. Excluding acquired deposits, core transaction accounts grew $46.9 million or 13.2% during 2017 while our internet-only high yielding savings product declined $38.4 million and direct CDs decreased $41.4 million as we were less aggressive on the pricing of these funds as there was more than ample funding and liquidity as result of the FCB acquisition.

Table X - Deposits
Dollars in thousands	2017	2016	2015	2014	2013
Noninterest bearing demand	$217,493	$149,737	$119,010	$115,427	$92,837
Interest bearing demand	410,606	262,591	215,721	204,030	186,578
Savings	358,168	337,348	266,825	253,578	193,446
Time deposits	614,334	545,843	465,153	488,279	530,951
Total deposits	$1,600,601	$1,295,519	$1,066,709	$1,061,314	$1,003,812

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2017.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $486.1 million at December 31, 2017.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $176.6 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2017, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $26.0 million from $224.5 million at December 31, 2016 to $250.5 million at December 31, 2017.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $45.8 million at December 31, 2017 and $46.7 million at December 31, 2016 consisted primarily of structured repurchase agreements with unaffiliated institutions.  Long-term borrowings from the FHLB totaled $751,000 at December 31, 2017, compared to $767,000 outstanding at December 31, 2016. During 2007, we entered into $110 million of structured repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured repurchase agreements totaled $45.0 million at December 31, 2017.  Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

ASSET QUALITY

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing troubled debt restructurings ("TDRs") are excluded from nonperforming loans.

Table VIII presents a summary of nonperforming assets at December 31, as follows:

Table XI - Nonperforming Assets
Dollars in thousands	2017	2016	2015	2014	2013
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Commercial real estate	237
Residential construction & development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	37	—	9	—	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	274	—	9	—	—
Nonaccrual loans
Commercial	696	298	853	392	1,224
Commercial real estate	2,927	4,845	5,955	1,844	2,318
Commercial construction & development	—	—	—	—	3,782
Residential construction & development	3,569	4,465	5,623	4,619	9,048
Residential real estate	7,656	4,815	3,245	5,556	2,446
Consumer	201	151	83	83	128
Total nonaccrual loans	15,049	14,574	15,759	12,494	18,946
Foreclosed properties
Commercial	—	—	—	110	—
Commercial real estate	1,789	1,749	1,300	5,204	9,903
Commercial construction & development	7,392	8,610	8,717	10,179	11,125
Residential construction & development	11,182	13,265	14,069	19,267	20,485
Residential real estate	1,107	880	1,481	2,769	11,879
Total foreclosed properties	21,470	24,504	25,567	37,529	53,392
Repossessed assets	68	12	5	221	8
Total nonperforming assets	$36,861	$39,090	$41,340	$50,244	$72,346
Total nonperforming loans as a percentage of total loans	0.95%	1.10%	1.45%	1.21%	1.99%
Total nonperforming assets as a percentage of total assets	1.73%	2.22%	2.77%	3.48%	5.22%
Allowance for loan losses as a percentage of nonperforming loans	82.00%	80.10%	72.75%	89.38%	66.82%
Allowance for loan losses as a percentage of period end loans	0.78%	0.88%	1.05%	1.08%	1.33%

Refer to Note 7 for information regarding our past due loans, impaired loans, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2017, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Relationship between Allowance for Loan Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship between the allowance for loan losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as they deteriorate over time. Reserves for loans are established at origination through the quantitative and qualitative reserve process discussed above based upon credit quality.

Charge-offs, if necessary, are typically recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence consists of periods of expense recognition, followed by periods of charge-offs.

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

Commercial-related loans (which are risk-rated) are charged to the allowance for loan losses when the loss has been confirmed. This determination includes many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although $8.0 million of our nonperforming loans have a related allowance of $1.5 million, the fair values of the underlying collateral value or the discounted cash flows remain in excess of the recorded investment in many of our nonperforming loans and therefore, no specific reserve allocation is required.

At December 31, 2017 and 2016, our allowance for loan losses totaled $12.6 million, or 0.78% of total loans and $11.7 million, or 0.88% of total loans, respectively. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at December 31, 2017 and 2016 would have been 0.91% and 0.92%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.  The 2017 decline as a percentage of total loans is a result of lower average loan losses experienced.  Lower losses cause our historical charge-off factor of the quantitative reserve calculation to decline, thus requiring fewer quantitative reserves.  Also contributing to this decline are purchased loans. Purchased loans are recorded on the balance sheet at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Instead, the applicable fair value adjustment relative to each purchased loan includes a discount to provide for future, life-of-loan estimated credit losses at the date of acquisition.

Due to the loan portfolio acquired in conjunction with the FCB acquisition having a higher relative percentage of contractually past due loans than that of Summit’s legacy portfolio, we experienced an overall increase in loans past due at December 31, 2017 (see Note 6 of the accompanying Notes to the Consolidated Financial Statements). These past due loans were recorded at fair value, which included a discount as applicable for each such loan’s estimated future credit losses at the time of acquisition; accordingly, these increased levels of past due loans did not significantly impact the balance of our allowance for loan losses at December 31, 2017.

Table XII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XII - Allocation of the Allowance for Loan Losses
	2017		2016		2015		2014		2013
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$1,303	11.8%	$934	9.0%	$781	8.9%	$1,204	8.6%	$1,323	9.3%
Commercial real estate	7,374	45.8%	5,547	44.4%	4,566	49.6%	2,244	46.0%	1,610	45.3%
Construction and development	794	6.3%	2,287	6.7%	2,867	6.9%	3,844	9.4%	5,724	9.1%
Residential real estate	2,621	31.1%	2,682	30.8%	3,099	31.7%	3,547	33.0%	3,904	33.8%
Mortgage warehouse lines	—	1.9%	—	6.5%	—	—%	—	—%	—	—%
Consumer	210	2.3%	121	1.9%	59	1.8%	97	1.9%	48	2.1%
Other	263	0.8%	103	0.7%	100	1.1%	231	1.1%	50	0.4%
Total	$12,565	100.0%	$11,674	100.0%	$11,472	100.0%	$11,167	100.0%	$12,659	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XIII - Allowance for Loan Losses
Dollars in thousands	2017	2016	2015	2014	2013
Balance, beginning of year	$11,674	$11,472	$11,167	$12,659	$17,933
Losses
Commercial	23	489	77	390	723
Commercial real estate	70	303	737	11	1,040
Construction and development	36	136	457	3,535	3,596
Residential real estate	519	344	701	514	5,359
Mortgage warehouse lines	—	—	—	—	—
Consumer	389	98	69	265	79
Other	251	185	110	118	162
Total	1,288	1,555	2,151	4,833	10,959
Recoveries
Commercial	124	73	10	34	12
Commercial real estate	180	48	303	358	682
Construction and development	278	840	456	298	187
Residential real estate	164	145	206	254	138
Mortgage warehouse lines	—	—	—	—	—
Consumer	82	76	105	74	79
Other	101	75	126	73	87
Total	929	1,257	1,206	1,091	1,185
Net losses	359	298	945	3,742	9,774
Provision for loan losses	1,250	500	1,250	2,250	4,500
Balance, end of year	$12,565	$11,674	$11,472	$11,167	$12,659

Net losses as a % of average loans	0.02%	0.02%	0.09%	0.38%	1.02%

At December 31, 2017 and 2016, we had approximately $21.5 million and $24.5 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at the lower of investment in the real estate or fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing loss.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $894.6 million or 41.9% of total consolidated assets at December 31, 2017.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $733.9 million.  At December 31, 2017, we had available borrowing capacity of $486.1 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2017 was approximately $177 million, which is secured by a pledge of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2017, our loan growth was funded by deposits as our loans increased approximately $286.8 million, while total deposits increased $305.1 million.

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

Growth and Expansion:  During 2017, we spent approximately $6.2 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $6 - $7 million in 2018, primarily for new branch sites and construction and equipment and technological upgrades.

Absent an acquisition, management anticipates 5-7% organic asset growth in 2018.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.4% at December 31, 2017 compared to 8.8% at December 31, 2016. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $61.7 million, $41.5 million and $91.3 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 19 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

On April 1, 2017, we issued 1,537,912 shares of common stock, valued at $33.1 million, in conjunction with the acquisition of FCB. Further, we retained $6.4 million of earnings during 2017 and the net change in accumulated other comprehensive income was $5.0 million, principally resulting from $2.7 million net gains on securities available for sale and $1.6 million in net gains on cash flow hedges.

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

Dividends:  Cash dividends per share totaled $0.44 and $0.40 during 2017 and 2016, respectively, representing dividend payout ratios of 44.0% and 24.7%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2018. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2018, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $20.4 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2017.

Table XIV - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2018	$45,017	$269
2019	18	200
2020	18	53
2021	19	31
2022	21	—
Thereafter	20,247	106
Total	$65,340	$659

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2017 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XV - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$69,187
Construction loans	44,323
Other loans	112,193
Standby letters of credit	3,870
Total	$229,573

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2017
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter (A)	Quarter	Quarter	Quarter (B)
Interest income	$17,674	$22,231	$22,036	$22,587
Net interest income	13,630	17,848	17,232	17,438
Net income	(1,616)	5,278	5,930	2,323
Basic earnings per share	$(0.15)	$0.43	$0.48	$0.19
Diluted earnings per share	$(0.15)	$0.43	$0.48	$0.19

	2016
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$15,165	$15,283	$15,906	$17,737
Net interest income	11,779	11,734	12,037	13,457
Net income	4,063	4,243	4,281	4,710
Basic earnings per share	$0.38	$0.40	$0.40	$0.44
Diluted earnings per share	$0.38	$0.40	$0.40	$0.44

(A) Includes $6.2 million or $0.52 per diluted share after-tax charge related to litigation settlement.
(B) Includes $3.5 million or $0.29 per diluted share preliminary charge to income taxes due to enactment of TCJA.

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at December 31, 2017 is slightly liability sensitive over the next twelve months, however we are asset sensitive thereafter. The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive. That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2017.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	0.03%	0.91%
Up 200 basis points (1)	-1.14%	-2.39%
Up 400 basis points (2)	-0.43%	-0.39%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

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
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Summit Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended of the Company and our report dated March 2, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Winchester, Virginia
March 2, 2018

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

Winchester, Virginia
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of Summit Financial Group, Inc. and subsidiaries, for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Summit Financial Group, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Charleston, West Virginia
February 26, 2016

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2017	2016
ASSETS
Cash and due from banks	$9,641	$4,262
Interest bearing deposits with other banks	42,990	42,354
Cash and cash equivalents	52,631	46,616
Securities available for sale	328,723	266,542
Other investments	14,934	12,942
Loans held for sale	—	176
Loans, net	1,593,744	1,307,862
Property held for sale	21,470	24,504
Premises and equipment, net	34,209	23,737
Accrued interest receivable	8,329	6,167
Goodwill and other intangible assets	27,513	13,652
Cash surrender value of life insurance policies	41,358	39,143
Other assets	11,329	17,306
Total assets	$2,134,240	$1,758,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$217,493	$149,737
Interest bearing	1,383,108	1,145,782
Total deposits	1,600,601	1,295,519
Short-term borrowings	250,499	224,461
Long-term borrowings	45,751	46,670
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	16,295	17,048
Total liabilities	1,932,735	1,603,287
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2017 - 12,465,296 shares, 2016 - 10,883,509 shares; outstanding: 2017 - 12,358,562 shares, 2016 - 10,736,970 shares	81,098	46,757
Unallocated common stock held by Employee Stock Ownership Plan - 2017 - 106,734 shares, 2016 - 146,539 shares	(1,152)	(1,583)
Retained earnings	119,827	113,448
Accumulated other comprehensive income (loss)	1,732	(3,262)
Total shareholders' equity	201,505	155,360
Total liabilities and shareholders' equity	$2,134,240	$1,758,647

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2017	2016	2015
Interest income
Interest and fees on loans
Taxable	$74,365	$56,439	$51,554
Tax-exempt	543	541	514
Interest and dividends on securities
Taxable	5,071	4,395	4,329
Tax-exempt	3,939	2,543	2,479
Interest on interest bearing deposits with other banks	609	173	7
Total interest income	84,527	64,091	58,883
Interest expense
Interest on deposits	11,210	8,964	8,336
Interest on short-term borrowings	4,473	2,288	525
Interest on long-term borrowings and subordinated debentures	2,697	3,832	4,006
Total interest expense	18,380	15,084	12,867
Net interest income	66,147	49,007	46,016
Provision for loan losses	1,250	500	1,250
Net interest income after provision for loan losses	64,897	48,507	44,766
Noninterest income
Insurance commissions	4,005	4,022	4,042
Trust and wealth management fees	1,863	449	595
Service fees related to deposit accounts	6,643	4,370	4,285
Realized securities (losses) gains, net	(14)	1,127	1,444
Bank owned life insurance income	1,017	1,054	1,040
Other	913	578	455
Total noninterest income	14,427	11,600	11,861
Noninterest expenses
Salaries, commissions and employee benefits	25,075	19,573	17,638
Net occupancy expense	3,011	2,098	1,964
Equipment expense	3,954	2,759	2,294
Professional fees	1,367	1,515	1,616
Advertising and public relations	578	445	497
Amortization of intangibles	1,410	247	200
FDIC premiums	1,065	875	1,220
Merger-related expenses	1,589	933	—
Foreclosed properties expense	611	414	684
Gain on sales of foreclosed properties, net	(157)	(916)	(26)
Write-downs of foreclosed properties	885	668	2,415
Litigation settlement	9,900	—	—
Other	8,457	6,191	5,130
Total noninterest expenses	57,745	34,802	33,632
Income before income tax expense	21,579	25,305	22,995
Income tax expense	9,664	8,008	6,893
Net income	$11,915	$17,297	$16,102

Basic earnings per common share	$1.00	$1.62	$1.56

Diluted earnings per common share	$1.00	$1.61	$1.50

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
Net income	$11,915	$17,297	$16,102
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedges of:
2017 - $2,556, net of deferred taxes of $946; 2016 - $459, net of deferred taxes of $170; 2015 - ($2,160), net of deferred taxes of ($799)	1,610	289	(1,361)
Net unrealized gain (loss) on securities available for sale of:
2017 - $4,378, net of deferred taxes of $1,620 and reclassification adjustment for net realized losses included in net income of ($14), net of tax of ($5)	2,758
2016 - ($4,913), net of deferred taxes of ($1,818) and reclassification adjustment for net realized gains included in net income of $1,127, net of tax of $417		(3,095)
2015 - ($1,852), net of deferred taxes of ($685) and reclassification adjustment for net realized gains included in net income of $1,444, net of tax of $534			(1,167)
Net unrealized gain on other post-retirement benefits of:
2017- $521, net of deferred taxes of $193	328	—	—
Total other comprehensive income (loss)	4,696	(2,806)	(2,528)
Total comprehensive income	$16,611	$14,491	$13,574

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015

Dollars in thousands (except per share amounts)	Series 2009 Preferred Stock and Related Surplus	Series 2011 Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity
Balance, December 31, 2014	$3,419	$5,764	$32,670	$—	$87,719	$2,072	$131,644
Net income	—	—	—	—	16,102	—	16,102
Other comprehensive loss						(2,528)	(2,528)
Exercise of stock options - 6,560 shares	—	—	51	—	—	—	51
Share-based compensation expense	—	—	151	—	—	—	151
Conversion of Series 2009 Preferred Stock to common stock	(3,419)	—	3,404	—	—	—	(15)
Conversion of Series 2011 Preferred Stock to common stock	—	(5,764)	5,747	—	—	—	(17)
Issuance of 493,920 shares of common stock	—	—	4,705	—	—	—	4,705
Purchase of unallocated common stock of 208,333 shares held by ESOP	—	—	—	(2,250)	—	—	(2,250)
Unallocated ESOP shares committed to be released - 26,511 shares	—	—	26	286	—	—	312
Purchase and retirement of 100,000 shares of common stock	—	—	(1,080)	—	—	—	(1,080)
Common stock issuances from reinvested dividends - 5,745 shares	—	—	67	—	—	—	67
Common stock cash dividends declared ($0.32 per share)	—	—	—	—	(3,398)	—	(3,398)
Balance, December 31, 2015	—	—	45,741	(1,964)	100,423	(456)	143,744
Net income	—	—	—	—	17,297	—	17,297
Other comprehensive loss						(2,806)	(2,806)
Exercise of stock options - 24,740 shares	—	—	447	—	—	—	447
Share-based compensation expense	—	—	200	—	—	—	200
Unallocated ESOP shares committed to be released - 35,283 shares	—	—	268	381	—	—	649
Common stock issuances from reinvested dividends - 5,203 shares	—	—	101	—	—	—	101
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	(4,272)	—	(4,272)
Balance, December 31, 2016	—	—	46,757	(1,583)	113,448	(3,262)	155,360
Net income	—	—	—	—	11,915	—	11,915
Other comprehensive income						4,696	4,696
Reclassification of tax effects due to change in U.S. corporate tax rate	—	—	—	—	(298)	298	—
Exercise of stock options - 18,340 shares	—	—	304	—	—	—	304
Share-based compensation expense	—	—	385	—	—	—	385
Unallocated ESOP shares committed to be released - 39,805 shares	—	—	515	431	—	—	946
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	—	—	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 6,950 shares	—	—	169	—	—	—	169
Common stock cash dividends declared ($0.44 per share)	—	—	—	—	(5,238)	—	(5,238)
Balance, December 31, 2017	$—	$—	$81,098	$(1,152)	$119,827	$1,732	$201,505

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,915	$17,297	$16,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,887	1,224	1,076
Provision for loan losses	1,250	500	1,250
Share-based compensation expense	385	200	151
Deferred income tax expense (benefit)	4,076	(357)	190
Loans originated for sale	(16,248)	(10,593)	(4,762)
Proceeds from sale of loans	16,747	11,425	4,606
Gains on loans held for sale	(323)	(229)	(96)
Realized securities losses (gains), net	14	(1,127)	(1,444)
Gain on disposal of assets	(133)	(946)	(24)
Write-downs of foreclosed properties	885	668	2,415
Amortization of securities premiums, net	4,190	4,325	5,131
(Accretion) amortization related to acquisitions, net	(1,051)	(44)	12
Amortization of intangibles	1,410	247	200
(Increase) decrease in accrued interest receivable	(1,102)	(254)	293
Earnings on bank owned life insurance	(707)	(1,059)	(1,032)
Decrease (increase) in other assets	668	(894)	(1,077)
Increase in other liabilities	510	2,827	657
Net cash provided by operating activities	24,373	23,210	23,648
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	2,700	3,235	2,043
Proceeds from sales of securities available for sale	152,882	72,453	69,632
Principal payments received on securities available for sale	31,902	35,881	38,502
Purchases of securities available for sale	(148,174)	(99,497)	(113,677)
Purchases of other investments	(18,604)	(18,273)	(9,997)
Proceeds from redemptions of other investments	15,932	14,066	7,231
Net loan originations	(61,104)	(170,716)	(63,359)
Purchases of premises and equipment	(6,185)	(1,857)	(2,588)
Proceeds from disposal of premises and equipment	—	43	—
Proceeds from sale of repossessed assets & property held for sale	5,567	4,705	13,224
Cash and cash equivalents acquired in acquisition, net of $14,989 cash consideration paid - 2017, net of $21,826 cash consideration paid - 2016	39,053	31,409	—
Net cash provided by (used in) investing activities	13,969	(128,551)	(58,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	48	78,462	28,487
Net (decrease) increase in time deposits	(45,261)	43,575	(23,125)
Net increase in short-term borrowings	18,729	53,068	47,761
Repayment of long-term borrowings	(918)	(28,911)	(1,909)
Repayment of subordinated debt	—	—	(16,800)
Net proceeds from issuance of common stock	10	101	4,772
Purchase and retirement of common stock	—	—	(1,080)
Purchase of unallocated common stock held by ESOP	—	—	(2,250)
Exercise of stock options	303	447	51
Dividends paid on common stock	(5,238)	(4,272)	(3,398)
Dividends paid on preferred stock	—	—	(191)
Net cash (used in) provided by financing activities	(32,327)	142,470	32,318
Increase (decrease) in cash and cash equivalents	6,015	37,129	(3,023)
Cash and cash equivalents:
Beginning	46,616	9,487	12,510
Ending	$52,631	$46,616	$9,487
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$18,201	$15,175	$12,854
Income taxes	$5,996	$8,022	$7,440
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$430	$2,394	$2,622

See Note 3 regarding noncash transactions included in the acquisitions.

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  We operate in three business segments: community banking, trust and wealth management services and insurance services. Our primary business is community banking.  Our community bank subsidiary, Summit Community Bank (“Summit Community”) provides commercial and retail banking services primarily in the Eastern Panhandle and Southern regions of West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia.

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

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, cash flow hedges and other post-retirement benefits, which are recognized as separate components of equity.

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

Trust services:  Assets held in an agency or fiduciary capacity are not our assets and are not included in the accompanying consolidated balance sheets.  Trust services income is recognized on the cash basis in accordance with customary banking practice.  Reporting such income on a cash basis does not produce results that are materially different from those that would result from use of the accrual basis.

Unconsolidated subsidiary trusts:  In accordance with accounting principles generally accepted in the United States, we do not consolidate subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities continue to qualify as Tier 1 capital for regulatory purposes. See Note 13 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures owed to unconsolidated subsidiary trusts.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Acquisitions	Note 3	Page 60
Fair Value Measurements	Note 4	Page 64
Securities	Note 5	Page 69
Other Investments	Note 6	Page 72
Loans	Note 7	Page 73
Allowance for Loan Losses	Note 8	Page 81
Property Held for Sale	Note 9	Page 85
Premises and Equipment	Note 10	Page 85
Goodwill and Other Intangible Assets	Note 11	Page 85
Securities Sold Under Agreements to Repurchase	Note 13	Page 87
Derivative Financial Instruments	Note 14	Page 89
Income Taxes	Note 15	Page 90
Employee Benefit Plans	Note 16	Page 92
Share-Based Compensation	Note 16	Page 92
Operating Segments	Note 20	Page 97
Earnings Per Share	Note 21	Page 99
Accumulated Other Comprehensive Income	Note 22	Page 99

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on securities, derivatives, and sales of financial instruments are similarly excluded from the scope. While we have concluded the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements, it will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance.
ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under long-term operating leases are disclosed in Note 17, Commitments and Contingencies.
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. In this regard, we have thus far formed a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and engaged a third-party to assist us. The implementation team has developed a project plan and is staying informed about the broader industry's perspectives and insights, and is identifying and researching key decision points. We will soon prepare a readiness assessment and gap analysis relative to required data which will serve to direct our areas of focus. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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

In March of 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset date), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  The adoption of the new pronouncement will not have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities which will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. We are assessing the impact of ASU 2017-12 and do not expect it to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The deferred tax asset and liability valuation adjustment as a result of the change in enacted federal tax rate is required to be included in income from continuing operations even in situations in which the related income tax effects of the items in accumulated other comprehensive income were originally recognized in other comprehensive income. The pronouncement permits reporting entities to reclass the stranded tax effects from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The pronouncement is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Upon early adoption of this pronouncement, we recorded a reclassification of $298,000, which is disclosed in Note 22. Accumulated Other Comprehensive Income (Loss).

NOTE 3. ACQUISITIONS

First Century Bankshares, Inc.

On April 1, 2017, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of First Century Bankshares, Inc. ("FCB") and its subsidiary First Century Bank, headquartered in Bluefield, West Virginia. Partnering with FCB not only expanded Summit’s community banking footprint into southwest West Virginia and southwestern Virginia, it also notably provided us the opportunity to offer trust services throughout our Bank’s market area, a capability which we previously did not possess. Pursuant to the Agreement and Plan of Merger dated June 1, 2016, FCB's shareholders received cash in the amount of $22.50 per share or 1.2433 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 35% cash and 65% stock consideration in the aggregate. Total stock consideration was $33.1 million or 1,537,912 shares of Summit common stock and cash consideration was $15.0 million. FCB's assets and liabilities approximated $406 million and $361 million, respectively, at March 31, 2017.
The assets and liabilities of FCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $4.25 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 1, 2017 in connection with the acquisition of FCB, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

Dollars in thousands	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,989
Stock consideration			33,127
Total consideration			48,116

Identifiable assets acquired:
Cash and cash equivalents	$54,042	$—	$54,042
Securities available for sale, at fair value	101,022	295	101,317
Loans
Purchased performing	224,809	(2,693)	222,116
Purchased credit impaired	4,167	(540)	3,627
Allowance for loan losses	(2,511)	2,511	—
Premises and equipment	10,396	(4,222)	6,174
Property held for sale	4,596	(2,219)	2,377
Goodwill	5,183	(5,183)	—
Core deposit intangibles	—	10,916	10,916
Other assets	4,450	652	5,102
Total identifiable assets acquired	406,154	(483)	405,671

Identifiable liabilities assumed:
Deposits	349,726	807	350,533
Other liabilities	11,216	58	11,274
Total identifiable liabilities assumed	360,942	865	361,807

Net identifiable assets acquired	$45,212	$(1,348)	$43,864

Preliminary goodwill resulting from acquisition			$4,252
The following is a description of the methods used to determine the fair values of significant assets and liabilities in both the FCB and HCB acquisitions.
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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition is accounted for as a "nonaccretable difference". For purposes of determining the nonaccretable difference, no prepayments are generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the amount paid is the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Loans not designated PCI loans as of the acquisition date are designated as purchased performing loans. We account for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any additional deterioration in these loans subsequent to the acquisition.

The PCI loan portfolio acquired in the FCB acquisition was recorded at estimated fair value on the date of acquisition, April 1, 2017, as follows:

Dollars in thousands	Acquired Loans -PCI
Contractual principal and interest due	$4,885
Nonaccretable difference	(597)
Expected cash flows	4,288
Accretable yield	(661)
Purchase credit impaired loans - estimated fair value	$3,627

Highland County Bankshares, Inc.

On October 1, 2016, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Highland County Bankshares, Inc. ("HCB") and its subsidiary First and Citizens Bank, headquartered in Monterey, Virginia. With this transaction, Summit expanded its footprint into the Virginia counties of Highland, Bath and Augusta, each of which are contiguous with counties where Summit has existing offices. Pursuant to the Agreement and Plan of Merger dated February 29, 2016, HCB's shareholders received $38.00 for each share of HCB common stock they owned, or approximately $21.8 million in the aggregate. HCB's assets and liabilities approximated $123 million and $107 million, respectively, at September 30, 2016.

We recognized goodwill of $4.82 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 16 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on October 1, 2016 in connection with the acquisition of HCB, the fair values of the assets acquired and liabilities assumed and the resulting goodwill.

(Dollars in thousands)	As Recorded by HCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration paid			$21,826

Identifiable assets acquired:
Cash and cash equivalents	$53,235	$—	$53,235
Securities available for sale, at fair value	5,932	—	5,932
Loans
Purchased performing	58,931	(467)	58,464
Purchased credit impaired	2,910	(528)	2,382
Allowance for loan losses	(1,040)	1,040	—
Premises and equipment	1,925	(307)	1,618
Property held for sale	41	(18)	23
Core deposit intangibles	—	1,612	1,612
Other assets	906	(41)	865
Total identifiable assets acquired	$122,840	$1,291	$124,131

Identifiable liabilities assumed:
Deposits	106,907	(112)	106,795
Other liabilities	332	—	332
Total identifiable liabilities assumed	$107,239	$(112)	$107,127

Net identifiable assets acquired	$15,601	$1,403	$17,004

Goodwill resulting from acquisition			$4,822

The PCI loan portfolio related to the HCB acquisition was accounted for at estimated fair value on the date of acquisition, October 1, 2016, as follows:

Dollars in thousands	Acquired Loans -PCI
Contractual principal and interest due	$3,301
Nonaccretable difference	(586)
Expected cash flows	2,715
Accretable yield	(333)
Purchase credit impaired loans - estimated fair value	$2,382

Pro Forma Results of Operations
The following table estimates the pro forma revenue, net income and diluted earnings per share of the combined entities of Summit, FCB and HCB as if the acquisitions had taken place on January 1, 2015. The pro forma revenue, net income and diluted earnings per share combines the historical results of FCB and HCB with Summit's consolidated statements of income for the periods below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisitions actually taken place on January 1, 2015. Acquisition related expenses of $1,589,000 and $933,000 were included in our actual consolidated statements of income for the years ended December 31, 2017 and 2016, but were excluded from the pro forma information listed below. Additionally, HCB incurred acquisition related expenses of $405,000 in 2016 which were also excluded. In addition and also excluded, was a 2016 charge of $5.46 million by FCB relative to the termination of its defined benefit plan, which was required in conjunction with the merger. We expect to achieve operational cost savings and other efficiencies as a result of the acquisitions which are not reflected in the pro forma amounts below.

	Summit, FCB & HCB Pro Forma
	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
Total revenues, net of interest expense	$85,470	$82,634	$81,706
Net income	$13,029	$20,312	$18,915
Diluted earnings per share	$1.09	$1.66	$1.54

It is impracticable for us to provide total revenue, net income and diluted earnings per share attributable to the operations of FCB and HCB that were included in our consolidated statement of income from April 1, 2017 (date of FCB acquisition) and October 1, 2016 (date of FCB acquisition) through December 31, 2017, since their operations were merged and fully integrated into Summit's bank subsidiary operations upon acquisition and meaningful financial information relative to those operations is not available.

The following presents the financial effects of adjustments recognized in the statements of income for the years ended December 31, 2017 and 2016 related to business combinations that occurred during 2017 or 2016.

	Income increase (decrease)
Dollars in thousands	December 31, 2017	December 31, 2016
Interest and fees on loans	$825	$66
Interest expense on deposits	237	(10)
Amortization of intangibles	(1,210)	(47)
Income before income tax expense	$(148)	$9

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

Accordingly, securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, property held for sale and impaired loans held for investment.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

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

Property Held for Sale:  Property held for sale consists of real estate acquired in foreclosure or other settlement of loans. Foreclosed assets are initially recorded at fair value, less estimated selling costs, when acquired establishing a new cost basis. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$31,613	$—	$31,613	$—
Mortgage backed securities:
Government sponsored agencies	121,321	—	121,321	—
Nongovernment sponsored entities	2,077	—	2,077	—
State and political subdivisions	17,677	—	17,677	—
Corporate debt securities	16,245	—	16,245	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	139,653	—	139,653	—
Total available for sale securities	$328,723	$—	$328,723	$—

Derivative financial assets
Interest rate swaps	$312	$—	$312	$—

Derivative financial liabilities
Interest rate swaps	$2,057	$—	$2,057	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$15,174	$—	$15,174	$—
Mortgage backed securities:
Government sponsored agencies	138,846	—	138,846	—
Nongovernment sponsored entities	4,653	—	4,653	—
Corporate debt securities	18,170	—	18,170	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	89,562	—	89,562	—
Total available for sale securities	$266,542	$—	$266,542	$—

Derivative financial assets
Interest rate swaps	$200	$—	$200	$—

Derivative financial liabilities
Interest rate swaps	$4,611	$—	$4,611	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	940	—	940	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,661	$—	$1,661	$—

Property held for sale
Commercial real estate	$1,493	$—	$1,493	$—
Construction and development	16,177	—	16,177	—
Residential real estate	322	—	322	—
Total property held for sale	$17,992	$—	$17,992	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2016	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$176	$—	$176	$—

Collateral-dependent impaired loans
Construction and development	$945	$—	$945	$—
Residential real estate	130	—	130	—
Total collateral-dependent impaired loans	$1,075	$—	$1,075	$—

Property held for sale
Commercial real estate	$976	$—	$976	$—
Construction and development	19,327	—	19,327	—
Residential real estate	279	—	279	—
Total property held for sale	$20,582	$—	$20,582	$—

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

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31
	2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,631	$52,631	$—	$52,631	$—
Securities available for sale	328,723	328,723	—	328,723	—
Other investments	14,934	14,934	—	14,934	—
Loans held for sale, net	—	—	—	—	—
Loans, net	1,593,744	1,592,821	—	1,661	1,591,160
Accrued interest receivable	8,329	8,329	—	8,329	—
Derivative financial assets	312	312	—	312	—
	$1,998,673	$1,997,750	$—	$406,590	$1,591,160
Financial liabilities
Deposits	$1,600,601	$1,620,033	$—	$1,620,033	$—
Short-term borrowings	250,499	250,499	—	250,499	—
Long-term borrowings	45,751	46,530	—	46,530	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	987	987	—	987	—
Derivative financial liabilities	2,057	2,057	—	2,057	—
	$1,919,484	$1,939,695	$—	$1,939,695	$—

	At December 31
	2016		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,616	$46,616	$—	$46,616	$—
Securities available for sale	266,542	266,542	—	266,542	—
Other investments	12,942	12,942	—	12,942	—
Loans held for sale, net	176	176	—	176	—
Loans, net	1,307,862	1,321,235	—	1,075	1,320,160
Accrued interest receivable	6,167	6,167	—	6,167	—
Derivative financial assets	200	200	—	200	—
	$1,640,505	$1,653,878	$—	$333,718	$1,320,160
Financial liabilities
Deposits	$1,295,519	$1,309,820	$—	$1,309,820	$—
Short-term borrowings	224,461	224,461	—	224,461	—
Long-term borrowings	46,670	49,013	—	49,013	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	736	736	—	736	—
Derivative financial liabilities	4,611	4,611	—	4,611	—
	$1,591,586	$1,608,230	$—	$1,608,230	$—

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

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2017 and 2016, are summarized as follows:

	December 31, 2017
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,260	$498	$145	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	120,948	1,276	903	121,321
Nongovernment-sponsored entities	2,045	39	7	2,077
State and political subdivisions
General obligations	6,090	—	55	6,035
Other revenues	11,657	47	62	11,642
Corporate debt securities	16,375	—	130	16,245
Total taxable debt securities	188,375	1,860	1,302	188,933
Tax-exempt debt securities
State and political subdivisions
General obligations	65,560	1,530	198	66,892
Water and sewer revenues	23,108	566	3	23,671
Lease revenues	13,024	451	2	13,473
Electric revenues	6,205	128	—	6,333
Sales tax revenues	4,126	140	—	4,266
University revenues	5,272	38	9	5,301
Other revenues	19,101	616	—	19,717
Total tax-exempt debt securities	136,396	3,469	212	139,653
Equity securities	137	—	—	137
Total available for sale securities	$324,908	$5,329	$1,514	$328,723

	December 31, 2016
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$14,580	$642	$48	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	138,451	1,554	1,159	138,846
Nongovernment-sponsored entities	4,631	44	22	4,653
Corporate debt securities	18,295	23	148	18,170
Total taxable debt securities	175,957	2,263	1,377	176,843
Tax-exempt debt securities
State and political subdivisions
General obligations	49,449	569	1,388	48,630
Water and sewer revenues	9,087	63	149	9,001
Lease revenues	9,037	7	201	8,843
Electric revenues	3,247	10	48	3,209
Sales tax revenues	2,870	—	34	2,836
Other revenues	17,321	93	371	17,043
Total tax-exempt debt securities	91,011	742	2,191	89,562
Equity securities	137	—	—	137
Total available for sale securities	$267,105	$3,005	$3,568	$266,542

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2017
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

Texas	$20,055	$611	$48	$20,618
Michigan	19,362	292	94	19,560
California	12,265	411	21	12,655
Illinois	11,125	214	12	11,327
New York	10,732	298	18	11,012

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.  We principally use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”) to support analyses of our portfolio of securities issued by state and political subdivisions, as we generally do not purchase securities that are rated below the six highest NRSRO rating categories.  In addition to considering a security’s NRSRO rating, we also assess or confirm through an internal review of an issuer’s financial information and other applicable information that:  1) the issuer’s risk of default is low; 2) the characteristics of the issuer’s demographics and economic environment are satisfactory; and 3) the issuer’s budgetary position and stability of tax or other revenue sources are sound.

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2017	$152,882	$2,700	$31,902	$685	$699
2016	72,453	3,235	35,881	1,422	295
2015	69,632	2,043	38,502	1,732	288

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 50 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 2 months to 34 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2017, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$39,528	$39,856
Due from one to five years	83,175	83,611
Due from five to ten years	40,809	40,619
Due after ten years	161,259	164,500
Equity securities	137	137
Total	$324,908	$328,723

At December 31, 2017 and 2016, securities with estimated fair values of $113.1 million and $103.3 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

We held 82 available for sale securities having an unrealized loss at December 31, 2017.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2017 and 2016.

	2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,864	$(91)	$2,394	$(54)	$13,258	$(145)
Residential mortgage-backed securities:
Government-sponsored agencies	32,156	(269)	22,584	(634)	54,740	(903)
Nongovernment-sponsored entities	5	—	810	(7)	815	(7)
State and political subdivisions:
General obligations	6,035	(55)	—	—	6,035	(55)
Other revenues	7,532	(62)	—	—	7,532	(62)
Corporate debt securities	3,008	(39)	1,659	(91)	4,667	(130)
Tax-exempt debt securities
State and political subdivisions:
General obligations	2,999	(20)	9,937	(178)	12,936	(198)
Water and sewer revenues	282	(3)	—	—	282	(3)
Lease revenues	569	(2)	—	—	569	(2)
University revenues	1,749	(9)	—	—	1,749	(9)
Total temporarily impaired securities	65,199	(550)	37,384	(964)	102,583	(1,514)
Total	$65,199	$(550)	$37,384	$(964)	$102,583	$(1,514)

	2016
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$763	$(5)	$2,575	$(43)	$3,338	$(48)
Residential mortgage-backed securities:
Government-sponsored agencies	55,388	(985)	8,389	(174)	63,777	(1,159)
Nongovernment-sponsored entities	97	—	3,013	(22)	3,110	(22)
Corporate debt securities	968	(31)	3,136	(117)	4,104	(148)
Tax-exempt debt securities
State and political subdivisions:
General obligations	33,115	(1,388)	—	—	33,115	(1,388)
Water and sewer revenues	4,761	(149)	—	—	4,761	(149)
Lease revenues	7,011	(201)	—	—	7,011	(201)
Electric revenues	1,973	(48)	—	—	1,973	(48)
Sales tax revenues	2,836	(34)	—	—	2,836	(34)
Other revenues	8,445	(371)	—	—	8,445	(371)
Total temporarily impaired securities	115,357	(3,212)	17,113	(356)	132,470	(3,568)
Total	$115,357	$(3,212)	$17,113	$(356)	$132,470	$(3,568)

NOTE 6. OTHER INVESTMENTS

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $11 million and $9.59 million at December 31, 2017 and 2016.

We have invested in two limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statement of income as a component of the provision for current income taxes. As of December 31, 2017 and 2016, our carrying value of these investments totaled $3.89 million and $3.33 million, respectively. For the years ended December 31, 2017 and 2016, we recognized $927,000 and $269,000 in tax credits and other tax benefits, against which we amortized these investments $680,000 and $214,000. No tax benefits or amortization were recognized in 2015.

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

Loans are summarized as follows:

Dollars in thousands	2017	2016
Commercial	$189,981	$119,088
Commercial real estate
Owner-occupied	250,202	203,047
Non-owner occupied	484,902	381,921
Construction and development
Land and land development	67,219	72,042
Construction	33,412	16,584
Residential real estate
Non-jumbo	354,101	265,641
Jumbo	62,267	65,628
Home equity	84,028	74,596
Mortgage warehouse lines	30,757	85,966
Consumer	36,202	25,534
Other	13,238	9,489
Total loans, net of unearned fees	1,606,309	1,319,536
Less allowance for loan losses	12,565	11,674
Loans, net	$1,593,744	$1,307,862

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at December 31, 2017 and 2016 are as follows:

	Acquired Loans
	2017			2016
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$5,923	$220,131	$226,054	$2,714	$54,076	$56,790

Recorded investment
Commercial	$9	$25,125	$25,134	$—	$4,292	$4,292
Commercial real estate
Owner-occupied	689	21,893	22,582	—	497	497
Non-owner occupied	1,837	33,293	35,130	—	3,874	3,874
Construction and development
Land and land development	—	7,512	7,512	395	4,175	4,570
Construction	—	2,760	2,760	—	—	—
Residential real estate
Non-jumbo	1,485	109,570	111,055	789	32,213	33,002
Jumbo	999	3,400	4,399	1,017	3,900	4,917
Home equity	—	3,311	3,311	—	—	—
Consumer	—	11,229	11,229	—	4,460	4,460
Other	—	211	211	—	—	—
Total recorded investment	$5,019	$218,304	$223,323	$2,201	$53,411	$55,612

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio during 2017 and 2016:

Dollars in thousands	2017	2016
Accretable yield, January 1	$290	$—
Additions for Highland County Bankshares, Inc. acquisition	—	333
Additions for First Century Bankshares, Inc. acquisition	661	—
Accretion	(162)	(20)
Reclassification of nonaccretable difference due to improvement in expected cash flows	(31)	—
Other changes, net	(13)	(23)
Accretable yield, December 31	$745	$290

The following presents loan maturities at December 31, 2017:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$85,136	$70,697	$34,148
Commercial real estate	42,264	91,826	601,014
Construction and development	48,112	8,723	43,796
Residential real estate	32,677	56,346	411,373
Mortgage warehouse lines	30,757	—	—
Consumer	6,303	25,419	4,480
Other	706	2,707	9,825
	$245,955	$255,718	$1,104,636
Loans due after one year with:
Variable rates		$412,278
Fixed rates		948,076
		$1,360,354

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2017 and 2016.

	At December 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$488	$98	$229	$815	$189,166	$—
Commercial real estate
Owner-occupied	626	162	507	1,295	248,907	—
Non-owner occupied	369	150	2,065	2,584	482,318	237
Construction and development
Land and land development	1,132	—	3,563	4,695	62,524	—
Construction	—	—	—	—	33,412	—
Residential mortgage
Non-jumbo	4,220	2,379	4,451	11,050	343,051	—
Jumbo	—	—	—	—	62,267	—
Home equity	1,978	—	530	2,508	81,520	—
Mortgage warehouse lines	—	—	—	—	30,757	—
Consumer	417	196	167	780	35,422	37
Other	—	—	—	—	13,238	—
Total	$9,230	$2,985	$11,512	$23,727	$1,582,582	$274

	At December 31, 2016
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$90	$86	$165	$341	$118,747	$—
Commercial real estate
Owner-occupied	93	—	509	602	202,445	—
Non-owner occupied	340	—	65	405	381,516	—
Construction and development
Land and land development	423	129	3,852	4,404	67,638	—
Construction	—	—	—	—	16,584	—
Residential mortgage
Non-jumbo	4,297	1,889	3,287	9,473	256,168	—
Jumbo	—	—	—	—	65,628	—
Home equity	—	302	57	359	74,237	—
Mortgage warehouse lines	—	—	—	—	85,966	—
Consumer	308	84	150	542	24,992	—
Other	—	—	—	—	9,489	—
Total	$5,551	$2,490	$8,085	$16,126	$1,303,410	$—

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2017 and 2016.

Dollars in thousands	2017	2016
Commercial	$696	$298
Commercial real estate
Owner-occupied	726	509
Non-owner occupied	2,201	4,336
Construction and development
Land & land development	3,569	4,465
Construction	—	—
Residential mortgage
Non-jumbo	6,944	4,621
Jumbo	—	—
Home equity	712	194
Mortgage warehouse lines	—	—
Consumer	201	151
Total	$15,049	$14,574

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

The following tables present loans individually evaluated for impairment at December 31, 2017 and 2016.

	December 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$243	$243	$—	$259	$13
Commercial real estate
Owner-occupied	7,109	7,111	—	5,149	265
Non-owner occupied	9,105	9,106	—	9,736	684
Construction and development
Land & land development	5,018	5,018	—	4,743	329
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,190	4,199	—	4,214	240
Jumbo	3,555	3,554	—	3,592	228
Home equity	523	523	—	523	35
Mortgage warehouse lines	—	—	—	—	—
Consumer	17	17	—	28	3
Total without a related allowance	$29,760	$29,771	$—	$28,244	$1,797

With a related allowance
Commercial	$252	$252	$252	$262	$—
Commercial real estate
Owner-occupied	2,436	2,436	125	2,451	161
Non-owner occupied	1,338	1,344	517	676	43
Construction and development
Land & land development	1,464	1,464	524	1,477	74
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,717	1,718	158	1,691	100
Jumbo	838	839	14	845	57
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,045	$8,053	$1,590	$7,402	$435

Total
Commercial	$26,965	$26,974	$1,418	$24,753	$1,569
Residential real estate	10,823	10,833	172	10,865	660
Consumer	17	17	—	28	3
Total	$37,805	$37,824	$1,590	$35,646	$2,232
The above table does not include PCI loans.

	December 31, 2016
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$285	$285	$—	$247	$10
Commercial real estate
Owner-occupied	520	520	—	534	31
Non-owner occupied	10,203	10,205	—	10,675	294
Construction and development
Land & land development	5,227	5,227	—	5,270	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,055	4,065	—	3,910	193
Jumbo	3,640	3,639	—	3,693	175
Home equity	524	523	—	523	22
Mortgage warehouse lines	—	—	—	—	—
Consumer	44	44	—	50	5
Total without a related allowance	$24,498	$24,508	$—	$24,902	$810

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,864	6,864	347	6,879	269
Non-owner occupied	1,311	1,311	197	1,327	43
Construction and development
Land & land development	2,066	2,066	585	2,074	80
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,055	2,057	251	1,851	78
Jumbo	853	853	24	862	44
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$13,149	$13,151	$1,404	$12,993	$514

Total
Commercial	$26,476	$26,478	$1,129	$27,006	$807
Residential real estate	11,127	11,137	275	10,839	512
Consumer	44	44	—	50	5
Total	$37,647	$37,659	$1,404	$37,895	$1,324

The above table does not include PCI loans.

The average recorded investment of impaired loans during 2015 was $44.1 million and $1.5 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $28.4 million, all of which were current with respect to restructured contractual payments at December 31, 2017 and $28.6 million, of which $28.1 million were current with respect to restructured contractual payments at December 31, 2016.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2017 and 2016.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2017			2016
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate
Owner-occupied	1	2,302	2,302	—	—	—
Non-owner occupied	2	489	489	—	—	—
Construction and development
Land & land development	1	438	438	—	—	—
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	4	642	642	4	693	696
Jumbo	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	—	—	—	1	2	2
Total	8	$3,871	$3,871	5	$695	$698

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2017		2016
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	—	$—
Commercial real estate
Owner-occupied	1	2,291	—	—
Non-owner occupied	—	—	—	—
Construction and development
Land & land development	1	437	—	—
Construction	—	—	—	—
Residential real estate
Non-jumbo	3	767	3	452
Jumbo	—	—	—	—
Home equity	—	—	—	—
Mortgage warehouse lines	—	—	—	—
Consumer	—	—	1	2
Total	5	$3,495	4	$454

The following table details the activity regarding TDRs by loan type during 2017 and the related allowance on TDRs.

2017
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2017	$3,337	$—	$711	$7,384	$6,714	$5,417	$4,493	$523	$—	$44	$—	$28,623
Additions	438	—	—	2,302	489	642	—	—	—	—	—	3,871
Charge-offs	—	—	—	—	(65)	—	—	—	—	—	—	(65)
Net (paydowns) advances	(732)	—	(299)	(141)	(1,904)	(514)	(100)	—	—	(26)	—	(3,716)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	(350)	—	—	—	—	—	(350)
Balance, December 31, 2017	$3,043	$—	$412	$9,545	$5,234	$5,195	$4,393	$523	$—	$18	$—	$28,363

Allowance related to troubled debt restructurings	$453	$—	$252	$125	$25	$158	$14	$—	$—	$—	$—	$1,027

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

The following table presents the recorded investment in construction and development, commercial and commercial real estate loans which are generally evaluated based upon our internal risk ratings defined above.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$60,850	$64,144	$33,412	$16,584	$186,941	$117,214	$242,702	$201,113	$474,522	$375,181	$30,757	$85,966
OLEM (Special Mention)	1,397	2,097	—	—	2,267	1,471	3,534	567	2,221	1,381	—	—
Substandard	4,972	5,801	—	—	773	403	3,966	1,367	8,159	5,359	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$67,219	$72,042	$33,412	$16,584	$189,981	$119,088	$250,202	$203,047	$484,902	$381,921	$30,757	$85,966

The following table presents the recorded investment in consumer, residential real estate and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2017	2016	2017	2016
Residential real estate
Non-jumbo	$347,183	$261,020	$6,918	$4,621
Jumbo	62,267	65,628	—	—
Home Equity	83,316	74,402	712	194
Consumer	35,932	25,368	270	166
Other	13,238	9,489	—	—
Total	$541,936	$435,907	$7,900	$4,981

Industry concentrations:  At December 31, 2017 and 2016, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2017	2016
Balance, beginning	$45,164	$22,974
Additions	13,497	33,004
Amounts collected	(11,802)	(12,318)
Other changes, net	(1,161)	1,504
Balance, ending	$45,698	$45,164

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

Quantitative Reserve for Loans Collectively Evaluated

Second, we stratify the loan portfolio into eleven loan pools.  Quantitative reserves relative to each loan pool are established as follows:  for all loan segments an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.  The reserve on each pool is compared to the estimated fair value credit discount to determine if this discount remains adequate.  If any credit discount is not adequate, additional reserves will be recognized.

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

An analysis of the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 is as follows:

Dollars in thousands	2017	2016	2015

Balance, beginning of year	$11,674	$11,472	$11,167
Losses:
Commercial	23	489	77
Commercial real estate
Owner occupied	5	179	559
Non-owner occupied	65	124	178
Construction and development
Land and land development	3	127	457
Construction	33	9	—
Residential real estate
Non-jumbo	359	169	417
Jumbo	2	—	208
Home equity	158	175	76
Mortgage warehouse lines	—	—	—
Consumer	389	98	69
Other	251	185	110
Total	1,288	1,555	2,151
Recoveries:
Commercial	124	73	10
Commercial real estate
Owner occupied	89	31	290
Non-owner occupied	91	17	13
Construction and development
Land and land development	278	840	456
Construction	—	—	—
Real estate - mortgage
Non-jumbo	134	136	107
Jumbo	—	6	96
Home equity	30	3	3
Mortgage warehouse lines	—	—	—
Consumer	82	76	105
Other	101	75	126
Total	929	1,257	1,206
Net losses	359	298	945
Provision for loan losses	1,250	500	1,250
Balance, end of year	$12,565	$11,674	$11,472

The following tables present the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016.

	For the Year Ended December 31, 2017					At December 31, 2017				At December 31, 2017
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(23)	$124	$268	$1,303	$252	$1,051	$—	$1,303	$495	$189,477	$9	$189,981
Commercial real estate
Owner occupied	2,109	(5)	89	231	2,424	125	2,299	—	2,424	9,545	239,968	689	250,202
Non-owner occupied	3,438	(65)	91	1,486	4,950	517	4,432	1	4,950	10,443	472,622	1,837	484,902
Construction and development
Land and land development	2,263	(3)	278	(1,897)	641	524	117	—	641	6,482	60,737	—	67,219
Construction	24	(33)	—	162	153	—	153	—	153	—	33,412	—	33,412
Residential real estate
Non-jumbo	2,174	(359)	134	(38)	1,911	158	1,747	6	1,911	5,907	346,709	1,485	354,101
Jumbo	95	(2)	—	(21)	72	14	58	—	72	4,393	56,875	999	62,267
Home equity	413	(158)	30	353	638	—	638	—	638	523	83,505	—	84,028
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	30,757	—	30,757
Consumer	121	(389)	82	396	210	—	210	—	210	17	36,185	—	36,202
Other	103	(251)	101	310	263	—	263	—	263	—	13,238	—	13,238
Total	$11,674	$(1,288)	$929	$1,250	$12,565	$1,590	$10,968	$7	$12,565	$37,805	$1,563,485	$5,019	$1,606,309

	For the Year Ended December 31, 2016					At December 31, 2016				At December 31, 2016
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$781	$(489)	$73	$569	$934	$—	$934	$—	$934	$285	$118,803	$—	$119,088
Commercial real estate
Owner occupied	1,589	(179)	31	668	2,109	347	1,762	—	2,109	7,384	195,663	—	203,047
Non-owner occupied	2,977	(124)	17	568	3,438	197	3,241	—	3,438	11,514	370,407	—	381,921
Construction and development
Land and land development	2,852	(127)	840	(1,302)	2,263	585	1,678	—	2,263	7,293	64,354	395	72,042
Construction	15	(9)	—	18	24	—	24	—	24	—	16,584	—	16,584
Residential real estate
Non-jumbo	1,253	(169)	136	954	2,174	251	1,923	—	2,174	6,110	258,741	790	265,641
Jumbo	1,593	—	6	(1,504)	95	24	71	—	95	4,493	60,119	1,016	65,628
Home equity	253	(175)	3	332	413	—	413	—	413	524	74,072	—	74,596
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	85,966	—	85,966
Consumer	59	(98)	76	84	121	—	121	—	121	44	25,490	—	25,534
Other	100	(185)	75	113	103	—	103	—	103	—	9,489	—	9,489
Total	$11,472	$(1,555)	$1,257	$500	$11,674	$1,404	$10,270	$—	$11,674	$37,647	$1,279,688	$2,201	$1,319,536

NOTE 9.  PROPERTY HELD FOR SALE

Property held for sale consists of premises held for sale and real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at estimated fair value less anticipated selling costs, establishing a new cost basis.  Foreclosed properties are recorded at the lower of the investment in the real estate or estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for loan losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses resulting from the sale of property held for sale is recognized on the date of sale and is included in noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2017, 2016 and 2015.

Dollars in thousands	2017	2016	2015
Beginning balance	$24,504	$25,567	$37,529
Acquisitions	363	2,356	2,617
Acquisition of HCB	—	23	—
Acquisition of FCB	2,377	—	—
Capitalized improvements	316	463	39
Dispositions	(5,205)	(3,237)	(12,203)
Valuation adjustments	(885)	(668)	(2,415)
Balance at year end	$21,470	$24,504	$25,567

At December 31, 2017, our foreclosed properties of consumer residential real estate totaled $1.1 million.

NOTE 10.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2017, 2016, or 2015.

The major categories of premises and equipment and accumulated depreciation at December 31, 2017 and 2016 are summarized as follows:

Dollars in thousands	2017	2016
Land	$10,061	$6,741
Buildings and improvements	29,620	23,028
Furniture and equipment	17,842	15,447
	57,523	45,216
Less accumulated depreciation	23,314	21,479
Total premises and equipment, net	$34,209	$23,737

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 approximated $1.89 million, $1.22 million and $1.08 million, respectively.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

On April 1, 2017, we completed the acquisition of FCB and acquired intangible assets of $10.9 million and recorded $4.3 million of goodwill. On October 1, 2016, we completed the acquisition of HCB and acquired intangible assets of $1.6 million and recorded $4.8 million of goodwill. See Note 3 Acquisitions for additional information.

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

The following table presents our goodwill activity by reporting unit for 2017.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2017	$6,279	$4,710	$10,989
Reclassifications to goodwill	31	—	31
Acquired goodwill, net	4,252	—	4,252
Balance, December 31, 2017	$10,562	$4,710	$15,272

In addition, at December 31, 2017 and December 31, 2016, we had $12.24 million and $2.66 million in unamortized identified intangible assets comprised of $11.27 million core deposit intangible and $900,000 customer intangible at December 31, 2017 and $1.56 million core deposit intangible and $1.1 million customer intangible at December 31, 2016.

	Other Intangible Assets
	December 31, 2017			December 31, 2016
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identified intangible assets
Gross carrying amount	$12,598	$3,000	$15,598	$1,610	$3,000	$4,610
Less: accumulated amortization	1,257	2,100	3,357	47	1,900	1,947
Net carrying amount	$11,341	$900	$12,241	$1,563	$1,100	$2,663

Amortization relative to our identifed intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2015	$—	$200
2016	47	200
2017	1,210	200
Expected:
2018	1,471	200
2019	1,368	200
2020	1,265	200
2021	1,162	200
2022	1,060	100

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2017 and 2016:

Dollars in thousands	2017	2016
Demand deposits, interest bearing	$410,606	$262,591
Savings deposits	358,168	337,348
Time deposits	614,334	545,843
Total	$1,383,108	$1,145,782

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $216.9 million and $205.7 million at December 31, 2017 and 2016, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2017 is as follows:

Dollars in thousands	Amount
2018	$266,269
2019	151,477
2020	93,616
2021	55,055
2022	34,863
Thereafter	13,054
Total	$614,334

Time certificates of deposit in denominations of $100,000 or more totaled $416.3 million and $413.1 million at December 31, 2017 and 2016, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2017:

Dollars in thousands	Amount	Percent
Three months or less	$57,719	13.9%
Three through six months	48,885	11.7%
Six through twelve months	54,161	13.0%
Over twelve months	255,503	61.4%
Total	$416,268	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $239.6 million and $235.1 million at December 31, 2017 and 2016.

At December 31, 2017 and 2016, our deposits of related parties including directors, executive officers and their related interests approximated $16.0 million and $14.7 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $176.6 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2017, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2017, our subsidiary bank had additional borrowings availability of $486.1 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2017, we had $182.6 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day.  A summary of short-term borrowings is presented below.

	2017			2016
Dollars in thousands	Short-term FHLB Advances	Short-term Repurchase Agreements	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased
Balance at December 31	$247,000	$—	$3,499	$221,000	$3,461
Average balance outstanding for the period	201,712	519	3,512	187,420	3,456
Maximum balance outstanding at any month end during period	247,000	—	3,499	231,200	3,462
Weighted average interest rate for the period	1.19%	0.12%	1.10%	0.60%	0.51%
Weighted average interest rate for balances
outstanding at December 31	1.60%	—%	1.50%	0.79%	0.75%

Long-term borrowings:  Our long-term borrowings of $45.8 million and $46.7 million at December 31, 2017 and 2016, respectively, consisted primarily of advances from the FHLB and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at December 31,
Dollars in thousands	2017	2016
Long-term FHLB advances	$751	$767
Long-term repurchase agreements	45,000	45,000
Term loan	—	903
Total	$45,751	$46,670

The average interest rate paid on long-term borrowings during 2017 was 4.33% compared to 4.44% in 2016. The term loan at December 31, 2016 was secured by the common stock of our subsidiary bank, with a variable interest rate of prime minus 50 basis points and matured in 2017. Our long term FHLB borrowings and reverse repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026. The long-term repurchase agreements mature in 2018.

The securities underlying the repurchase agreements are under our control and secure the total outstanding balances. We generally account for securities sold under agreements to repurchase as collateralized financing transactions and record them at the amounts at which the securities were sold, plus accrued interest.  Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.  The fair value of collateral provided is continually monitored and additional collateral is provided as needed. At December 31, 2017, residential mortgage-backed securities issued by government sponsored agencies with a fair value of $50.0 million were pledged as collateral for the long-term repurchase agreements.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2017 and 2016.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
2018	$45,017	$—
2019	18	—
2020	18	—
2021	19	—
2022	21	—
Thereafter	658	19,589
Total	$45,751	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

All derivative instruments are recorded on the balance sheet at fair value in either other assets or other liabilities.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

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

Our derivatives are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allow for the right of offset in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of offset allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from other obligations due to the defaulting party in determining the net termination amount.

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

A summary of our derivative financial instruments as of December 31, 2017 and 2016 follows:

	December 31, 2017
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,057	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,965	$312	$—	$—

	December 31, 2016
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$4,611	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$20,507	$200	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15.  INCOME TAXES

Income taxes, computed on the separate return basis with the benefit of filing a consolidated return being recorded at the holding company, include Federal and state income taxes and are based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable (permanent differences).  Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Valuation allowances are established, when deemed necessary, to reduce deferred tax assets to the amount expected to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowers the federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, ASC 740 - Income Taxes, required us to remeasure our deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of TCJA’s enactment and record the effects as income tax expense in the reporting period of enactment.

We remeasured our deferred tax assets and deferred tax liabilities as of December 22, 2017, at the new federal corporate income tax rate of 21%, and preliminarily recorded additional deferred federal income tax expense of $3.5 million to reduce our net deferred tax assets.

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2014 through 2017, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense for the years ended December 31, 2017, 2016 and 2015, are as follows:

Dollars in thousands	2017	2016	2015
Current
Federal	$5,092	$7,738	$6,219
State	496	627	484
	5,588	8,365	6,703
Deferred
Federal	4,027	(353)	165
State	49	(4)	25
	4,076	(357)	190
Total	$9,664	$8,008	$6,893

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$7,553	35	$8,857	35	$8,048	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,569)	(7)	(1,080)	(4)	(1,047)	(4)
Non-deductible merger-related expenses	—	—	108	—	—	—
Low-income housing and
rehabilitation tax credits	(247)	(1)	(55)	—	—	—
Impact of enacted income tax rate change	3,461	16	—	—	—	—
State income taxes, net
of Federal income tax benefit	354	2	405	2	331	1
Other, net	112	—	(227)	(1)	(439)	(2)
Applicable income taxes	$9,664	45	$8,008	32	$6,893	30

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2017 and 2016, are as follows:

Dollars in thousands	2017	2016
Deferred tax assets
Allowance for loan losses	$2,753	$4,320
Depreciation	523	97
Foreclosed properties	2,964	4,184
Deferred revenue	39	38
Deferred compensation	2,325	3,118
Other deferred costs and accrued expenses	551	440
Other-than-temporarily impaired securities	—	257
Net unrealized loss on securities available for sale	—	208
Net unrealized loss on interest rate swaps	494	1,706
Capital loss carryforwards	166	—
Total	9,815	14,368
Deferred tax liabilities
Net unrealized gain on securities available for sale	916	—
Other post-retirement benefits	125	—
Purchase accounting adjustments and goodwill	2,357	701
Total	3,398	701
Net deferred tax assets	$6,417	$13,667

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2016.  Tax years 2015 through 2016 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $556,000, $381,000 and $360,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2017, 2016 and 2015 were $525,000, $484,000 and $429,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 588,193 shares of our common stock at December 31, 2017 and 2016, all of which were purchased at the prevailing market price. All but 106,734 unallocated shares at December 31, 2017 are considered outstanding for earnings per share computations.

The purchase of unallocated ESOP shares is shown as a reduction of shareholders' equity, similar to a purchase of treasury stock. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company's Consolidated Balance Sheets. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of shareholders' equity and distributed directly to participants' accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay a portion of the ESOPs debt service requirements.

Unallocated ESOP shares will be allocated to ESOP participants ratably as the ESOP's loan is repaid. When the shares are committed to be released and become available for allocation to plan participants, the then fair value of such shares will be charged to compensation expense.

The ESOP shares as of December 31 are as follows:

ESOP Shares	At December 31,
	2017	2016
Allocated shares	441,654	406,371
Shares committed to be released	39,805	35,283
Unallocated shares	106,734	146,539
Total ESOP shares	588,193	588,193

Market value of unallocated shares (in thousands)	$2,809	$4,034

Supplemental Executive Retirement Plan:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2017 and 2016 were $5.5 million and $4.9 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $707,000, $575,000 and $539,000 expense related to these SERPS for the years December 31, 2017, 2016 and 2015, respectively.

Share-Based Compensation:  The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), performance units, other share-based awards or any combination thereof, to our key employees.

Stock options awarded under the 2009 Officer Stock Option Plan and the 1998 Officer Stock Option Plan (collectively, the “Plans”) were not altered by the 2014 LTIP and remain subject to the terms of the Plans.  However, under the terms of the 2014 LTIP, all shares of common stock remaining issuable under the Plans at the time the 2014 LTIP was adopted ceased to be available for future issuance.

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant share based compensation to individual employees. During first quarter 2017, we granted 34,306 SARs with a $14.06 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during first quarter 2017, we granted 53,309 SARs with a $14.10 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. During second quarter 2015, we granted 166,717 SARs with a $6.01 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs in 2016 and no grants of stock options in 2015.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs are as follows:

	2017 grant with 7 year expiration	2017 grant with 5 year expiration	2015 grant
Risk-free interest rate	2.24%	2.16%	1.96%
Expected dividend yield	1.45%	1.45%	2.75%
Expected common stock volatility	59.60%	60.05%	61.84%
Expected life	7 years	6.5 years	10 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2017, 2016 and 2015, our stock compensation expense totaled $385,000, $200,000 and $151,000, respectively, and the related income tax benefits recognized in 2017, 2016 and 2015 were $142,000, $74,000 and $56,000 respectively.

A summary of activity in our Plans during 2015, 2016 and 2017 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	Options / SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2014	157,170			$20.43
Granted	166,717			12.01
Exercised	(6,560)			7.87
Forfeited	—			—
Expired	(73,180)			23.67
Outstanding, December 31, 2015	244,147			$14.05
Granted	—			—
Exercised	(24,740)			18.08
Forfeited	—			—
Expired	(1,550)			18.79
Outstanding, December 31, 2016	217,857			$13.56
Granted	87,615			26.01
Exercised	(51,781)			13.62
Forfeited	—			—
Expired	(3,400)			24.97
Outstanding, December 31, 2017	250,291	$2,146	7.34	$17.75

Exercisable Options/SARs:
December 31, 2017	62,646	$687	4.92	$15.35
December 31, 2016	84,483	974	4.73	$16.00
December 31, 2015	77,430	103	2.62	$18.43
The total intrinsic value of options and SARs exercised in 2017, 2016 and 2015 was $694,000, $240,000 and $25,000, respectively. The total fair value of options and SARs vested during 2017, 2016 and 2015 was $200,000, $200,000 and $1,000, respectively.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2017	December 31, 2016
Commitments to extend credit:
Revolving home equity and credit card lines	$69,187	$63,769
Construction loans	44,323	41,472
Other loans	112,193	131,291
Standby letters of credit	3,870	3,895
Total	$229,573	$240,427

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

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $269,000 in 2018 and $200,000 in 2019.  Total net rent expense included in the accompanying consolidated financial statements was $284,000 in 2017, $256,000 in 2016 and $285,000 in 2015.

Employment Agreements

 We have various employment agreements with our executive officers and other key employees.  These agreements contain change in control provisions that would entitle the officers to receive compensation in the event there is a change in control in the Company (as defined) and a termination of their employment without cause (as defined).

Legal Contingencies

On May 13, 2014, the ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation (“RFC”), filed a complaint against Summit Financial Mortgage, LLC (“Summit Mortgage”), a former residential mortgage subsidiary of Summit whose operations were discontinued in 2007.

On January 23, 2017, ResCap, as successor to RFC, filed a complaint against Summit Community Bank, Inc., as successor to Shenandoah Valley Community Bank (“Summit”), in the United States District Court for the District of Minnesota.

On April 24, 2017, Summit entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the RFC parties with respect to both of the above reference Rescap lawsuits.  Under the Settlement Agreement, Summit paid $9.9 million to fully resolve all claims by the RFC Parties, and to avoid the further costs, disruption, and distraction of defending the Rescap lawsuits.  Summit recorded a charge to noninterest expense in its consolidated statement of income for the three months ended March 31, 2017 to recognize this settlement.

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

NOTE 19.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2018, the Bank will have $20.4 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier 1 ("CET1"), total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2017, that we and our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

Our subsidiary bank is required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $1,450,000 at December 31, 2017.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
CET1 (to risk weighted assets)
Summit	$177,010	10.6%	$116,893	7.0%	$108,544	6.5%
Summit Community	195,008	11.7%	116,671	7.0%	108,338	6.5%
Tier I Capital (to risk weighted assets)
Summit	196,010	11.8%	141,194	8.5%	132,888	8.0%
Summit Community	195,008	11.7%	141,672	8.5%	133,339	8.0%
Total Capital (to risk weighted assets)
Summit	208,575	12.5%	175,203	10.5%	166,860	10.0%
Summit Community	207,573	12.5%	174,361	10.5%	166,058	10.0%
Tier I Capital (to average assets)
Summit	196,010	9.4%	83,409	4.0%	104,261	5.0%
Summit Community	195,008	9.4%	82,982	4.0%	103,728	5.0%
As of December 31, 2016
CET1 (to risk weighted assets)
Summit	146,494	10.5%	97,663	7.0%	90,687	6.5%
Summit Community	165,747	11.9%	97,498	7.0%	90,534	6.5%
Tier I Capital (to risk weighted assets)
Summit	164,357	11.8%	118,393	8.5%	111,428	8.0%
Summit Community	165,747	11.9%	118,391	8.5%	111,427	8.0%
Total Capital (to risk weighted assets)
Summit	176,031	12.6%	146,693	10.5%	139,707	10.0%
Summit Community	177,421	12.7%	146,687	10.5%	139,702	10.0%
Tier I Capital (to average assets)
Summit	164,357	9.4%	69,939	4.0%	87,424	5.0%
Summit Community	165,747	9.5%	69,788	4.0%	87,235	5.0%

NOTE  20.  SEGMENT INFORMATION

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

	December 31, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$66,837	$—	$—	$(690)	$—	$66,147
Provision for loan losses	1,250	—	—	—	—	1,250
Net interest income after provision for loan losses	65,587	—	—	(690)	—	64,897
Other income	8,671	1,863	3,893	1,964	(1,964)	14,427
Other expenses	52,221	1,712	3,314	2,462	(1,964)	57,745
Income (loss) before income taxes	22,037	151	579	(1,188)	—	21,579
Income tax expense (benefit)	9,672	56	65	(129)	—	9,664
Net income (loss)	$12,365	95	$514	$(1,059)	$—	$11,915
Inter-segment revenue (expense)	$(1,804)	$—	$(160)	$1,964	$—	$—
Average assets	$2,028,054	$—	$6,200	$208,468	$(236,382)	$2,006,340
Capital expenditures	$6,054	$—	$39	$92	$—	$6,185

	December 31, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$49,649	$—	$—	$(642)	$—	$49,007
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	49,149	—	—	(642)	—	48,507
Other income	7,213	449	3,951	1,541	(1,554)	11,600
Other expenses	29,482	415	3,638	2,821	(1,554)	34,802
Income (loss) before income taxes	26,880	34	313	(1,922)	—	25,305
Income tax expense (benefit)	8,566	13	144	(715)	—	8,008
Net income (loss)	$18,314	21	$169	$(1,207)	$—	$17,297
Inter-segment revenue (expense)	$(1,441)	$—	$(113)	$1,554	$—	$—
Average assets	$1,620,723	$—	$5,984	$173,999	$(201,109)	$1,599,597
Capital expenditures	$1,730	$—	$36	$91	$—	$1,857

	December 31, 2015
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$46,744	—	$—	$(728)	$—	$46,016
Provision for loan losses	1,250	—	—	—	—	1,250
Net interest income after provision for loan losses	45,494	—	—	(728)	—	44,766
Other income	7,324	595	3,942	1,133	(1,133)	11,861
Other expenses	28,060	462	3,853	2,390	(1,133)	33,632
Income (loss) before income taxes	24,758	133	89	(1,985)	—	22,995
Income tax expense (benefit)	7,493	49	43	(692)	—	6,893
Net income (loss)	17,265	84	46	(1,293)	—	16,102
Inter-segment revenue (expense)	$(1,047)	$—	$(86)	$1,133	$—	$—
Average assets	$1,496,396	$—	$5,923	$167,839	$(203,571)	$1,466,587
Capital expenditures	$2,530	$—	$12	$46	$—	$2,588

NOTE 21.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2017			2016			2015
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$11,915			$17,297			$16,102
Basic EPS	$11,915	11,918,390	$1.00	$17,297	10,689,224	$1.62	$16,102	10,295,434	$1.56
Effect of dilutive securities:
Stock options		11,338			11,612			8,353
Stock appreciation rights (SARs)		19,517			16,035			—
Series 2011 convertible preferred stock	—	—		—	—		—	285,610
Series 2009 convertible preferred stock	—	—		—	—		—	125,878
Diluted EPS	$11,915	11,949,245	$1.00	$17,297	10,716,871	$1.61	$16,102	10,715,275	$1.50

Stock option and SAR grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  All outstanding stock options and SARs were dilutive at December 31, 2017. Our anti-dilutive stock options at December 31, 2016 and 2015, totaled 23,400 shares and 57,000 shares, respectively, and our anti-dilutive SARs at December 31, 2015 were 166,717.

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2017 and 2016.

	December 31, 2017
Dollars in thousands	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,906)	$(356)	$(3,262)
Other comprehensive income (loss) before reclassification	328	1,610	2,749	4,687
Amounts reclassified from accumulated other comprehensive income	—	—	9	9
Net current period other comprehensive income (loss)	328	1,610	2,758	4,696
AOCI reclass related to TCJA enactment	70	(268)	496	298
Ending balance	$398	$(1,564)	$2,898	$1,732

	December 31, 2016
Dollars in thousands	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$(3,195)	$2,739	$(456)
Other comprehensive income (loss) before reclassification	—	289	(2,385)	(2,096)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(710)	(710)
Net current period other comprehensive income (loss)	—	289	(3,095)	(2,806)
Ending balance	—	$(2,906)	$(356)	$(3,262)

NOTE 23.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2017 and 2016 and the related statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2017	2016
Assets
Cash	$2,299	$1,112
Investment in subsidiaries	219,980	175,513
Securities available for sale	77	77
Premises and equipment	94	101
Other assets	1,318	2,158
Total assets	$223,768	$178,961
Liabilities and Shareholders' Equity
Long-term borrowings	$—	$903
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	2,674	3,109
Total liabilities	22,263	23,601

Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 12,465,296 shares 2017, 10,883,509 shares 2016; outstanding: 12,358,562 shares 2016, 10,736,970 shares 2016	81,098	46,757
Unallocated common stock held by Employee Stock Ownership Plan - 2017 - 106,734 shares, 2016 - 146,539 shares	(1,152)	(1,583)
Retained earnings	119,827	113,448
Accumulated other comprehensive income (loss)	1,732	(3,262)
Total shareholders' equity	201,505	155,360
Total liabilities and shareholders' equity	$223,768	$178,961

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
Income
Dividends from subsidiaries	$6,500	$5,070	$10,000
Other dividends and interest income	24	21	19
Realized securities losses	—	(14)	—
Management and service fees from subsidiaries	1,964	1,554	1,133
Total income	8,488	6,631	11,152
Expense
Interest expense	714	663	747
Operating expenses	2,462	2,820	2,390
Total expenses	3,176	3,483	3,137
Income before income taxes and equity in
undistributed income of subsidiaries	5,312	3,148	8,015
Income tax (benefit)	(129)	(715)	(692)
Income before equity in undistributed income of subsidiaries	5,441	3,863	8,707
Equity in undistributed income of subsidiaries	6,474	13,434	7,395
Net income	$11,915	$17,297	$16,102

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,915	$17,297	$16,102
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,474)	(13,434)	(7,395)
Deferred tax expense (benefit)	346	(214)	(42)
Depreciation	39	36	30
Realized securities losses	—	14	—
Share-based compensation expense	174	96	72
Earnings on bank owned life insurance	(1)	5	4
Decrease (increase) in other assets	535	(277)	5
Increase in other liabilities	512	1,104	943
Net cash provided by operating activities	7,046	4,627	9,719
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	—	86	—
Principal payments received on available for sale securities	—	—	—
Purchase of available for sale securities	—	—	(70)
Purchases of premises and equipment	(92)	(56)	(46)
Proceeds from sale of premises and equipment	60	—	—
Net cash provided by (used in) investing activities	(32)	30	(116)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	—	—	(191)
Dividends paid on common stock	(5,238)	(4,272)	(3,398)
Exercise of stock options	303	447	51
Repayment of long-term borrowings	(902)	(1,805)	(1,838)
Repayment of subordinated debt	—	—	(16,800)
Repurchase and retirement of common stock	—	—	(1,080)
Purchase of unallocated common stock held by ESOP	—	—	(2,250)
Net proceeds from issuance of common stock	10	101	4,772
Net cash used in financing activities	(5,827)	(5,529)	(20,734)
Increase (decrease) in cash	1,187	(872)	(11,131)
Cash:
Beginning	1,112	1,984	13,115
Ending	$2,299	$1,112	$1,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$704	$654	$761

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2017, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2017 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 47.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 48.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings "NOMINEES WHOSE TERMS EXPIRE IN 2020", “NOMINEES WHOSE TERMS EXPIRE IN 2021”, “DIRECTORS WHOSE TERMS EXPIRE IN 2020", “DIRECTORS WHOSE TERMS EXPIRE IN 2019” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2018 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2017 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	102,893	$17.75	245,668
Equity compensation plans not approved by stockholders	—	—	—
Total	102,893	$17.75	245,668

(1) The number of securities issuable upon exercise of currently outstanding options and SARs includes 29,400 options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan and 73,493 shares issuable, based upon our December 31, 2017 closing stock price of $26.32, relative to 220,891 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2017, we issued 87,615 stock appreciation rights with an exercise price of $26.01. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings "NOMINEES FOR DIRECTOR WHOSE TERMS EXPIRE IN 2020", “NOMINEES WHOSE TERMS EXPIRE IN 2021”, “DIRECTORS WHOSE TERMS EXPIRE IN 2020”, “DIRECTORS WHOSE TERMS EXPIRE IN 2019”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firms” in our 2018 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of February 29, 2016 by and between Summit Community Bank, Inc. and Highland County Bankshares, Inc.		8-K	2.1	3/1/2016
(ii)	Agreement and Plan of Merger dated as of June 1, 2016 by and between Summit Financial Group, Inc. and First Century Bankshares, Inc.		8-K	2.1	6/3/2016
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.1	3/31/2007
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(xii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(xiii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(xiv)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xv)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xvi)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xvii)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xviii)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xix)	1998 Officers Stock Option Plan		10-QSB	10	6/30/1998

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xx)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005
	(xxi)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
	(xxii)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
	(xxiii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxiv)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxv)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxviii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxix)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	3/31/2006
	(xxx)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	3/31/2006
	(xxxi)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxii)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxiii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxiv)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xxxiv)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxv)	Executive Officer Management Incentive Plan 2015		8-K	10.2	2/23/2015
	(xxxvi)	Executive Officer Management Incentive Plan 2016		8-K	10.1	2/3/2016
	(xxxvii)	Executive Officer Management Incentive Plan 2017		8-K	10.1	2/15/2017
	(xxxviii)	Amendment to Executive Officer Management Incentive Plan 2017		8-K	10.1	1/26/2018
	(xxxix)	Executive Officer Management Incentive Plan 2018		8-K	10.2	2/9/2018
	(xxxx)	Board Attendance and Compensation Policy, as amended		10-K	10.1	12/31/2016
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23.1)	Consent of Arnett Carbis Toothman LLP		X
(23.2)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive date file (XBRL)		X
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

By:	/s/ H. Charles Maddy, III	3/1/2018	By:	/s/ Julie R. Markwood	3/1/2018
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/1/2018
	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/1/2018
	Robert S. Tissue	Date
Attorney-in-fact