Form 10-Q
period 2018-03-31
SUMMIT FINANCIAL GROUP INC
filed 2018-05-09
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or
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
Common Stock, $2.50 par value
12,468,013 shares outstanding as of May 8, 2018

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2018	December 31, 2017
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$9,042	$9,641
Interest bearing deposits with other banks	38,365	42,990
Cash and cash equivalents	47,407	52,631
Securities available for sale	296,890	328,723
Other investments	13,018	14,934
Loans held for sale	221	—
Loans, net	1,631,150	1,593,744
Property held for sale	21,442	21,470
Premises and equipment, net	35,554	34,209
Accrued interest receivable	8,346	8,329
Goodwill and other intangible assets	27,077	27,513
Cash surrender value of life insurance policies	41,668	41,358
Other assets	12,122	11,329
Total assets	$2,134,895	$2,134,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$219,293	$217,493
Interest bearing	1,435,230	1,383,108
Total deposits	1,654,523	1,600,601
Short-term borrowings	193,513	250,499
Long-term borrowings	45,747	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	16,514	16,295
Total liabilities	1,929,886	1,932,735

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2018 - 12,468,013 shares and December 2017 - 12,465,296 shares; outstanding: 2018 - 12,366,360 shares and December 2017 - 12,358,562	81,332	81,098
Unallocated common stock held by Employee Stock Ownership Plan - 2018 - 101,653 shares and December 2017 - 106,734 shares	(1,098)	(1,152)
Retained earnings	125,663	119,827
Accumulated other comprehensive (loss) income	(888)	1,732
Total shareholders' equity	205,009	201,505

Total liabilities and shareholders' equity	$2,134,895	$2,134,240

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, (except per share amounts)	2018	2017
Interest income
Interest and fees on loans
Taxable	$20,222	$15,550
Tax-exempt	144	121
Interest and dividends on securities
Taxable	1,372	1,128
Tax-exempt	1,019	723
Interest on interest bearing deposits with other banks	140	152
Total interest income	22,897	17,674
Interest expense
Interest on deposits	3,549	2,390
Interest on short-term borrowings	1,405	994
Interest on long-term borrowings and subordinated debentures	686	660
Total interest expense	5,640	4,044
Net interest income	17,257	13,630
Provision for loan losses	500	250
Net interest income after provision for loan losses	16,757	13,380
Noninterest income
Insurance commissions	1,113	968
Trust and wealth management fees	667	100
Service charges on deposit accounts	1,091	683
Bank card revenue	749	534
Realized securities gains (losses), net	732	(58)
Bank owned life insurance income	275	250
Other	249	102
Total noninterest income	4,876	2,579
Noninterest expenses
Salaries, commissions and employee benefits	6,821	5,187
Net occupancy expense	832	567
Equipment expense	1,083	735
Professional fees	333	285
Advertising and public relations	103	108
Amortization of intangibles	436	97
FDIC premiums	240	210
Merger-related expenses	—	109
Foreclosed properties expense	132	104
Gain on sales of foreclosed properties, net	(64)	(156)
Write-downs of foreclosed properties	257	418
Litigation settlement	—	9,900
Other	2,141	1,452
Total noninterest expenses	12,314	19,016
Income (loss) before income tax expense	9,319	(3,057)
Income tax expense (benefit)	1,876	(1,441)
Net income (loss)	$7,443	$(1,616)

Basic earnings (loss) per common share	$0.60	$(0.15)
Diluted earnings (loss) per common share	$0.60	$(0.15)
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2018	2017
Net income (loss)	$7,443	$(1,616)
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2018 - $941, net of deferred taxes of $226; 2017 - $789, net of deferred taxes of $292	715	497
Net unrealized (loss) gain on securities available for sale of: 2018 - ($4,388), net of deferred taxes of ($1,053) and reclassification adjustment for net realized gains included in net income of $732, net of tax of $176; 2017 - $302, net of deferred taxes of $112 and reclassification adjustment for net realized losses included in net income of ($58), net of tax of ($21)	(3,335)	190
Total other comprehensive (loss) income	(2,620)	687
Total comprehensive income (loss)	$4,823	$(929)

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Three Months Ended March 31, 2018
Net income	—	—	7,443	—	7,443
Other comprehensive loss	—	—	—	(2,620)	(2,620)
Exercise of stock options - 200 shares	4	—	—	—	4
Share-based compensation expense	94	—	—	—	94
Unallocated ESOP shares committed to be released - 5,081 shares	73	54	—	—	127
Common stock issuances from reinvested dividends - 2,517 shares	63	—	—	—	63
Common stock cash dividends declared ($0.13 per share)	—	—	(1,607)	—	(1,607)
Balance, March 31, 2018	$81,332	$(1,098)	$125,663	$(888)	$205,009

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Three Months Ended March 31, 2017
Net loss	—	—	(1,616)	—	(1,616)
Other comprehensive income	—	—	—	687	687
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	84	—	—	—	84
Unallocated ESOP shares committed to be released - 9,911 shares	132	107	—	—	239
Common stock issuances from reinvested dividends - 1,596 shares	35	—	—	—	35
Common stock cash dividends declared ($0.11 per share)	—	—	(1,182)	—	(1,182)
Balance, March 31, 2017	$47,020	$(1,476)	$110,650	$(2,575)	$153,619

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$7,443	$(1,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	527	355
Provision for loan losses	500	250
Share-based compensation expense	94	84
Deferred income tax benefit	(155)	(3,808)
Loans originated for sale	(4,122)	(2,243)
Proceeds from sale of loans	3,984	2,279
Gains on loans held for sale	(83)	(32)
Realized securities (gains) losses, net	(732)	58
Gain on disposal of assets	(72)	(156)
Write-downs of foreclosed properties	257	418
Amortization of securities premiums, net	990	959
Accretion related to acquisitions, net	(204)	(145)
Amortization of intangibles	436	97
Earnings on bank owned life insurance	(309)	(269)
(Increase) decrease in accrued interest receivable	(17)	143
Decrease (increase) in other assets	16	(580)
Increase in other liabilities	2,043	10,947
Net cash provided by operating activities	10,596	6,741
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	55	600
Proceeds from sales of securities available for sale	39,267	3,154
Principal payments received on securities available for sale	6,690	7,686
Purchases of securities available for sale	(18,825)	(27,641)
Purchases of other investments	(2,765)	(3,944)
Proceeds from redemptions of other investments	4,378	3,558
Net loan originations	(38,854)	14,671
Purchases of premises and equipment	(1,872)	(2,995)
Proceeds from disposal of premises and equipment	9	—
Proceeds from sales of repossessed assets & property held for sale	644	1,232
Net cash used in investing activities	(11,273)	(3,679)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	27,160	20,636
Net increase (decrease) in time deposits	26,824	(14,910)
Net (decrease) increase in short-term borrowings	(56,987)	4,407
Repayment of long-term borrowings	(4)	(455)
Net proceeds from issuance of common stock	63	35
Exercise of stock options	4	12
Dividends paid on common stock	(1,607)	(1,182)
Net cash (used in) provided by financing activities	(4,547)	8,543
(Decrease) increase in cash and cash equivalents	(5,224)	11,605
Cash and cash equivalents:
Beginning	52,631	46,616
Ending	$47,407	$58,221

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2018	March 31, 2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,574	$4,047
Income taxes	$—	$355

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$641	$113

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2017 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and replaces significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. We completed our overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including service fees on deposit accounts, bank card revenue, trust and wealth management fees, insurance commissions and gains and losses on sales of foreclosed properties. Based on this assessment, we concluded that ASU 2014-09 did not materially change the method in which we currently recognize revenue for these revenue streams. We also completed our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on our evaluation, we determined that any classification changes are immaterial to both revenue and expense. We adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements. In accordance with (iv) above, we measured the fair value of our loan portfolio as of March 31, 2018 using exit price notion (see Note 3. Fair Vale Measurements).

Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under long-term operating leases are disclosed in Note 12, Commitments and Contingencies.
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
In March of 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset date), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  The adoption of the new pronouncement will not have a significant impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2018	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$32,453	$—	$32,453	$—
Mortgage backed securities:
Government sponsored agencies	101,971	—	101,971	—
Nongovernment sponsored entities	1,649	—	1,649	—
State and political subdivisions	19,098	—	19,098	—
Corporate debt securities	10,728	—	10,728	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	130,854	—	130,854	—
Total available for sale securities	$296,890	$—	$296,890	$—

Derivative financial assets
Interest rate swaps	$764	$—	$764	$—

Derivative financial liabilities
Interest rate swaps	$1,116	$—	$1,116	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$31,613	$—	$31,613	$—
Mortgage backed securities:
Government sponsored agencies	121,321	—	121,321	—
Nongovernment sponsored entities	2,077	—	2,077	—
State and political subdivisions	17,677	—	17,677	—
Corporate debt securities	16,245	—	16,245	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	139,653	—	139,653	—
Total available for sale securities	$328,723	$—	$328,723	$—

Derivative financial assets
Interest rate swaps	$312	$—	$312	$—

Derivative financial liabilities
Interest rate swaps	$2,057	$—	$2,057	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$221	$—	$221	$—

Collateral-dependent impaired loans
Construction and development	$941	$—	$941	$—
Residential real estate	330	—	203	127
Total collateral-dependent impaired loans	$1,271	$—	$1,144	$127

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	15,712	—	15,712	—
Residential real estate	462	—	462	—
Total property held for sale	$17,851	$—	$17,851	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	940	—	940	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,661	$—	$1,661	$—

Property held for sale
Commercial real estate	$1,493	$—	$1,493	$—
Construction and development	16,177	—	16,177	—
Residential real estate	322	—	322	—
Total property held for sale	$17,992	$—	$17,992	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,407	$47,407	$—	$47,407	$—
Securities available for sale	296,890	296,890	—	296,890	—
Other investments	13,018	13,018	—	13,018	—
Loans held for sale, net	221	221	—	221	—
Loans, net	1,631,150	1,616,759	—	1,144	1,615,615
Accrued interest receivable	8,346	8,346	—	8,346	—
Derivative financial assets	764	764	—	764	—
	$1,997,796	$1,983,405	$—	$367,790	$1,615,615
Financial liabilities
Deposits	$1,654,523	$1,676,651	$—	$1,676,651	$—
Short-term borrowings	193,513	193,513	—	193,513	—
Long-term borrowings	45,747	46,096	—	46,096	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	982	982	—	982	—
Derivative financial liabilities	1,116	1,116	—	1,116	—
	$1,915,470	$1,937,947	$—	$1,937,947	$—

	December 31, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,631	$52,631	$—	$52,631	$—
Securities available for sale	328,723	328,723	—	328,723	—
Other investments	14,934	14,934	—	14,934	—
Loans held for sale, net	—	—	—	—	—
Loans, net	1,593,744	1,592,821	—	1,661	1,591,160
Accrued interest receivable	8,329	8,329	—	8,329	—
Derivative financial assets	312	312	—	312	—
	$1,998,673	$1,997,750	$—	$406,590	$1,591,160
Financial liabilities
Deposits	$1,600,601	$1,620,033	$—	$1,620,033	$—
Short-term borrowings	250,499	250,499	—	250,499	—
Long-term borrowings	45,751	46,530	—	46,530	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	987	987	—	987	—
Derivative financial liabilities	2,057	2,057	—	2,057	—
	$1,919,484	$1,939,695	$—	$1,939,695	$—

NOTE 4.  EARNINGS/(LOSS) PER SHARE

The computations of basic and diluted earnings/(loss) per share follow:

	For the Three Months Ended March 31,
	2018			2017
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income (loss)	$7,443			$(1,616)

Basic earnings/(loss) per share	$7,443	12,358,849	$0.60	$(1,616)	10,738,365	$(0.15)

Effect of dilutive securities:
Stock options		7,521			—
Stock appreciation rights (SARs)		17,387			—

Diluted earnings/(loss) per share	$7,443	12,383,757	$0.60	$(1,616)	10,738,365	$(0.15)

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarters ended March 31, 2018 and March 31, 2017 were 15,600 shares and 49,140 shares respectively. Our anti-dilutive SARs for quarters ended March 31, 2018 and March 31, 2017 were 87,615 and 254,332, respectively.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$32,357	$351	$255	$32,453
Residential mortgage-backed securities:
Government-sponsored agencies	102,294	908	1,231	101,971
Nongovernment-sponsored entities	1,623	31	5	1,649
State and political subdivisions
General obligations	6,088	—	184	5,904
Other revenues	13,474	3	283	13,194
Corporate debt securities	10,874	—	146	10,728
Total taxable debt securities	166,710	1,293	2,104	165,899
Tax-exempt debt securities
State and political subdivisions
General obligations	57,305	699	560	57,444
Water and sewer revenues	21,962	183	94	22,051
Lease revenues	12,983	149	22	13,110
Sales tax revenues	5,252	25	41	5,236
Other revenues	33,114	235	336	33,013
Total tax-exempt debt securities	130,616	1,291	1,053	130,854
Equity securities	137	—	—	137
Total available for sale securities	$297,463	$2,584	$3,157	$296,890

	December 31, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,260	$498	$145	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	120,948	1,276	903	121,321
Nongovernment-sponsored entities	2,045	39	7	2,077
State and political subdivisions
General obligations	6,090	—	55	6,035
Other revenues	11,657	47	62	11,642
Corporate debt securities	16,375	—	130	16,245
Total taxable debt securities	188,375	1,860	1,302	188,933
Tax-exempt debt securities
State and political subdivisions
General obligations	65,560	1,530	198	66,892
Water and sewer revenues	23,108	566	3	23,671
Lease revenues	13,024	451	2	13,473
Electric revenues	6,205	128	—	6,333
Sales tax revenues	4,126	140	—	4,266
University revenues	5,272	38	9	5,301
Other revenues	19,101	616	—	19,717
Total tax-exempt debt securities	136,396	3,469	212	139,653
Equity securities	137	—	—	137
Total available for sale securities	$324,908	$5,329	$1,514	$328,723

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Texas	$18,779	$283	$87	$18,975
Michigan	14,716	95	227	14,584
California	14,290	173	90	14,373
New York	11,319	123	126	11,316
West Virginia	10,806	83	42	10,847

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at March 31, 2018, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,349	$35,433
Due from one to five years	68,946	68,958
Due from five to ten years	45,860	45,010
Due after ten years	147,171	147,352
Equity securities	137	137
	$297,463	$296,890

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2018 and 2017 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2018
Securities available for sale	$39,267	$55	$6,690	$1,474	$742

2017
Securities available for sale	$3,154	$600	$7,686	$61	$119

We held 119 available for sale securities having an unrealized loss at March 31, 2018.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$19,052	$(206)	$2,199	$(49)	$21,251	$(255)
Residential mortgage-backed securities:
Government-sponsored agencies	32,858	(516)	18,412	(715)	51,270	(1,231)
Nongovernment-sponsored entities	218	(1)	677	(4)	895	(5)
State and political subdivisions:
General obligations	5,904	(184)	—	—	5,904	(184)
Other revenues	12,351	(283)	—	—	12,351	(283)
Corporate debt securities	964	(36)	3,684	(110)	4,648	(146)
Tax-exempt debt securities
State and political subdivisions:
General obligations	19,967	(407)	3,903	(153)	23,870	(560)
Water and sewer revenues	5,990	(94)	—	—	5,990	(94)
Lease revenues	2,234	(22)	—	—	2,234	(22)
Sales tax revenues	2,261	(41)	—	—	2,261	(41)
Other revenues	19,289	(336)	—	—	19,289	(336)
Total temporarily impaired securities	121,088	(2,126)	28,875	(1,031)	149,963	(3,157)
Total	$121,088	$(2,126)	$28,875	$(1,031)	$149,963	$(3,157)

	December 31, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,864	$(91)	$2,394	$(54)	$13,258	$(145)
Residential mortgage-backed securities:
Government-sponsored agencies	32,156	(269)	22,584	(634)	54,740	(903)
Nongovernment-sponsored entities	5	—	810	(7)	815	(7)
State and political subdivisions:
General obligations	6,035	(55)	—	—	6,035	(55)
Other revenues	7,532	(62)	—	—	7,532	(62)
Corporate debt securities	3,008	(39)	1,659	(91)	4,667	(130)
Tax-exempt debt securities
State and political subdivisions:
General obligations	2,999	(20)	9,937	(178)	12,936	(198)
Water and sewer revenues	282	(3)	—	—	282	(3)
Lease revenues	569	(2)	—	—	569	(2)
University revenues	1,749	(9)	—	—	1,749	(9)
Total temporarily impaired securities	65,199	(550)	37,384	(964)	102,583	(1,514)
Total	$65,199	$(550)	$37,384	$(964)	$102,583	$(1,514)

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	March 31, 2018	December 31, 2017
Commercial	$189,586	$189,981
Commercial real estate
Owner-occupied	265,075	250,202
Non-owner occupied	498,445	484,902
Construction and development
Land and land development	66,841	67,219
Construction	33,327	33,412
Residential real estate
Non-jumbo	346,477	354,101
Jumbo	67,169	62,267
Home equity	83,382	84,028
Mortgage warehouse lines	45,702	30,757
Consumer	34,825	36,202
Other	12,578	13,238
Total loans, net of unearned fees	1,643,407	1,606,309
Less allowance for loan losses	12,257	12,565
Loans, net	$1,631,150	$1,593,744

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at March 31, 2018 and December 31, 2017 are as follows:

	Acquired Loans
	March 31, 2018			December 31, 2017
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$5,292	$196,608	$201,900	$5,923	$220,131	$226,054

Recorded investment
Commercial	$—	$17,945	$17,945	$9	$25,125	$25,134
Commercial real estate
Owner-occupied	689	20,323	21,012	689	21,893	22,582
Non-owner occupied	1,316	32,148	33,464	1,837	33,293	35,130
Construction and development
Land and land development	—	6,846	6,846	—	7,512	7,512
Construction	—	—	—	—	2,760	2,760
Residential real estate
Non-jumbo	1,453	100,734	102,187	1,485	109,570	111,055
Jumbo	993	4,074	5,067	999	3,400	4,399
Home equity	—	3,236	3,236	—	3,311	3,311
Consumer	—	9,434	9,434	—	11,229	11,229
Other	—	155	155	—	211	211
Total recorded investment	$4,451	$194,895	$199,346	$5,019	$218,304	$223,323

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the three months ended March 31, 2018 and 2017:

Dollars in thousands	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Accretable yield, January 1	$745	$290
Accretion	(37)	(31)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	(14)
Accretable yield, March 31	$708	$245

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$675	$22	$378	$1,075	$188,511	$49
Commercial real estate
Owner-occupied	130	295	351	776	264,299	—
Non-owner occupied	196	610	1,852	2,658	495,787	—
Construction and development
Land and land development	179	—	3,637	3,816	63,025	—
Construction	—	—	—	—	33,327	—
Residential mortgage
Non-jumbo	3,392	1,503	4,611	9,506	336,971	—
Jumbo	969	—	—	969	66,200	—
Home equity	76	98	272	446	82,936	64
Mortgage warehouse lines	—	—	—	—	45,702	—
Consumer	293	185	104	582	34,243	32
Other	—	—	—	—	12,578	—
Total	$5,910	$2,713	$11,205	$19,828	$1,623,579	$145

	At December 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$488	$98	$229	$815	$189,166	$—
Commercial real estate
Owner-occupied	626	162	507	1,295	248,907	—
Non-owner occupied	369	150	2,065	2,584	482,318	237
Construction and development
Land and land development	1,132	—	3,563	4,695	62,524	—
Construction	—	—	—	—	33,412	—
Residential mortgage
Non-jumbo	4,220	2,379	4,451	11,050	343,051	—
Jumbo	—	—	—	—	62,267	—
Home equity	1,978	—	530	2,508	81,520	—
Mortgage warehouse lines	—	—	—	—	30,757	—
Consumer	417	196	167	780	35,422	37
Other	—	—	—	—	13,238	—
Total	$9,230	$2,985	$11,512	$23,727	$1,582,582	$274

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
Dollars in thousands	2018	2017
Commercial	$685	$696
Commercial real estate
Owner-occupied	561	726
Non-owner occupied	2,840	2,201
Construction and development
Land & land development	3,642	3,569
Construction	—	—
Residential mortgage
Non-jumbo	7,101	6,944
Jumbo	—	—
Home equity	355	712
Mortgage warehouse lines	—	—
Consumer	128	201
Total	$15,312	$15,049

Impaired loans:  Impaired loans include the following:

▪
Loans which we risk-rate (loan relationships having aggregate balances in excess of $2.5 million, or loans exceeding $500,000 and exhibiting credit weakness) through our normal loan review procedures and which, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement.   Risk-rated loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.

▪	Loans that have been modified in a troubled debt restructuring.

Both commercial and consumer loans are deemed impaired upon being contractually modified in a troubled debt restructuring. Troubled debt restructurings typically result from our loss mitigation activities and occur when we grant a concession to a borrower who is experiencing financial difficulty in order to minimize our economic loss and to avoid foreclosure or repossession of collateral.  Once restructured, a loan is generally considered impaired until its maturity, regardless of whether the borrower performs under the modified terms.  Although such a loan may be returned to accrual status if the criteria set forth in accounting principles generally accepted in the United States are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and we would continue to report the loan in the impaired loan table below.

The following tables present loans individually evaluated for impairment at March 31, 2018 and December 31, 2017.

	March 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$318	$318	$—	$220	$10
Commercial real estate
Owner-occupied	2,718	2,719	—	2,719	130
Non-owner occupied	9,752	9,757	—	9,757	491
Construction and development
Land & land development	5,017	5,017	—	5,017	104
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,266	4,273	—	3,575	166
Jumbo	3,520	3,519	—	3,519	167
Home equity	523	523	—	523	27
Mortgage warehouse lines	—	—	—	—	—
Consumer	15	15	—	15	2
Total without a related allowance	$26,129	$26,141	$—	$25,345	$1,097

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,756	6,756	124	6,756	274
Non-owner occupied	329	331	24	331	23
Construction and development
Land & land development	1,455	1,456	515	1,456	54
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,872	1,873	192	1,873	73
Jumbo	834	834	13	834	49
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,246	$11,250	$868	$11,250	$473

Total
Commercial	$26,345	$26,354	$663	$26,256	$1,086
Residential real estate	11,015	11,022	205	10,324	482
Consumer	15	15	—	15	2
Total	$37,375	$37,391	$868	$36,595	$1,570

The table above does not include PCI loans.

	December 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$243	$243	$—	$259	$13
Commercial real estate
Owner-occupied	7,109	7,111	—	5,149	265
Non-owner occupied	9,105	9,106	—	9,736	684
Construction and development
Land & land development	5,018	5,018	—	4,743	329
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,190	4,199	—	4,214	240
Jumbo	3,555	3,554	—	3,592	228
Home equity	523	523	—	523	35
Mortgage warehouse lines	—	—	—	—	—
Consumer	17	17	—	28	3
Total without a related allowance	$29,760	$29,771	$—	$28,244	$1,797

With a related allowance
Commercial	$252	$252	$252	$262	$—
Commercial real estate
Owner-occupied	2,436	2,436	125	2,451	161
Non-owner occupied	1,338	1,344	517	676	43
Construction and development
Land & land development	1,464	1,464	524	1,477	74
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,717	1,718	158	1,691	100
Jumbo	838	839	14	845	57
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,045	$8,053	$1,590	$7,402	$435

Total
Commercial	$26,965	$26,974	$1,418	$24,753	$1,569
Residential real estate	10,823	10,833	172	10,865	660
Consumer	17	17	—	28	3
Total	$37,805	$37,824	$1,590	$35,646	$2,232

The table above does not include PCI loans.

Included in impaired loans are TDRs of $27.5 million, of which $27.4 million were current with respect to restructured contractual payments at March 31, 2018, and $28.4 million, all of which were current with respect to restructured contractual payments at December 31, 2017.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2018 and March 31, 2017 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential real estate
Non-jumbo	1	$63	$63	4	$880	$880
Total	1	$63	$63	4	$880	$880

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date
Commercial real estate
Non-owner occupied	1	$341
Construction and development
Land & land development	1	438
Residential real estate
Non-jumbo	1	64
Total	3	$843

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three months ended March 31, 2018, and the related allowance on TDRs.

For the Three Months Ended March 31, 2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2018	$3,043	$—	$412	$9,545	$5,234	$5,195	$4,393	$523	$—	$18	$—	$28,363
Additions	—	—	—	—	—	63	—	—	—	—	—	63
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(75)	—	(270)	(71)	244	(739)	(39)	—	—	(3)	—	(953)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2018	$2,968	$—	$142	$9,474	$5,478	$4,519	$4,354	$523	$—	$15	$—	$27,473

Allowance related to troubled debt restructurings	$441	$—	$—	$124	$24	$192	$13	$—	$—	$—	$—	$794

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017
Pass	$61,155	$60,850	$33,266	$33,412	$186,740	$186,941	$257,856	$242,702	$488,813	$474,522	$45,702	$30,757
OLEM (Special Mention)	706	1,397	61	—	2,146	2,267	3,483	3,534	1,698	2,221	—	—
Substandard	4,980	4,972	—	—	700	773	3,736	3,966	7,934	8,159	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$66,841	$67,219	$33,327	$33,412	$189,586	$189,981	$265,075	$250,202	$498,445	$484,902	$45,702	$30,757

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	3/31/2018	12/31/2017	3/31/2018	12/31/2017
Residential real estate
Non-jumbo	$339,376	$347,183	$7,101	$6,918
Jumbo	67,169	62,267	—	—
Home Equity	83,027	83,316	355	712
Consumer	34,650	35,932	175	270
Other	12,578	13,238	—	—
Total	$536,800	$541,936	$7,631	$7,900

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month period ended March 31, 2018 and for the year ended December 31, 2017 is as follows:

	March 31,	December 31,
Dollars in thousands	2018	2017
Balance, beginning of year	$12,565	$11,674
Charge-offs:
Commercial	39	23
Commercial real estate
Owner occupied	38	5
Non-owner occupied	500	65
Construction and development
Land and land development	—	3
Construction	—	33
Residential real estate
Non-jumbo	260	359
Jumbo	—	2
Home equity	—	158
Mortgage warehouse lines	—	—
Consumer	52	389
Other	71	251
Total	960	1,288
Recoveries:
Commercial	1	124
Commercial real estate
Owner occupied	6	89
Non-owner occupied	2	91
Construction and development
Land and land development	7	278
Construction	1	—
Residential real estate
Non-jumbo	53	134
Jumbo	—	—
Home equity	1	30
Mortgage warehouse lines	—	—
Consumer	44	82
Other	37	101
Total	152	929
Net charge-offs	808	359
Provision for loan losses	500	1,250
Balance, end of period	$12,257	$12,565

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first three months of 2018:

	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(39)	$1	$(245)	$1,020	$—	$1,020	$—	$1,020	$318	$189,268	$—	$189,586
Commercial real estate
Owner occupied	2,424	(38)	6	91	2,483	124	2,359	—	2,483	9,474	254,912	689	265,075
Non-owner occupied	4,950	(500)	2	581	5,033	24	5,008	1	5,033	10,081	487,048	1,316	498,445
Construction and development
Land and land development	641	—	7	37	685	515	170	—	685	6,472	60,369	—	66,841
Construction	153	—	1	5	159	—	159	—	159	—	33,327	—	33,327
Residential real estate
Non-jumbo	1,911	(260)	53	285	1,989	192	1,792	5	1,989	6,138	338,886	1,453	346,477
Jumbo	72	—	—	302	374	13	361	—	374	4,354	61,822	993	67,169
Home equity	638	—	1	(459)	180	—	180	—	180	523	82,859	—	83,382
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	45,702	—	45,702
Consumer	210	(52)	44	(40)	162	—	162	—	162	15	34,810	—	34,825
Other	263	(71)	37	(57)	172	—	172	—	172	—	12,578	—	12,578
Total	$12,565	$(960)	$152	$500	$12,257	$868	$11,383	$6	$12,257	$37,375	$1,601,581	$4,451	$1,643,407

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2018 and other intangible assets by reporting unit at March 31, 2018 and December 31, 2017.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2018	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	—	—	—
Balance, March 31, 2018	$10,562	$4,710	$15,272

	Other Intangible Assets
	March 31, 2018			December 31, 2017
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$12,598	$3,000	$15,598	$12,598	$3,000	$15,598
Less: accumulated amortization	1,643	2,150	3,793	1,257	2,100	3,357
Net carrying amount	$10,955	$850	$11,805	$11,341	$900	$12,241

We recorded amortization expense of approximately $436,000 and $97,000 for the three months ended March 31, 2018 and 2017, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2018	$1,471	$200
2019	1,368	200
2020	1,265	200
2021	1,162	200
2022	1,060	100

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2018 and December 31, 2017:

Dollars in thousands	March 31, 2018	December 31, 2017
Demand deposits, interest bearing	$447,172	$410,606
Savings deposits	346,962	358,168
Time deposits	641,096	614,334
Total	$1,435,230	$1,383,108

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $256.8 million and $216.9 million at March 31, 2018 and December 31, 2017, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2018 is as follows:

Dollars in thousands
Nine month period ending December 31, 2018	$188,743
Year ending December 31, 2019	179,211
Year ending December 31, 2020	124,020
Year ending December 31, 2021	73,128
Year ending December 31, 2022	43,069
Thereafter	32,925
Total	$641,096

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of March 31, 2018:

Dollars in thousands	Amount	Percent
Three months or less	$49,572	11.2%
Three through six months	21,611	4.9%
Six through twelve months	72,494	16.3%
Over twelve months	299,966	67.6%
Total	$443,643	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2018		2017
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$190,000	$3,513	$225,400	$3,468
Average balance outstanding for the period	240,179	3,506	193,481	3,465
Maximum balance outstanding at any month end during period	262,000	3,513	225,400	3,468
Weighted average interest rate for the period	1.72%	1.50%	0.84%	0.78%
Weighted average interest rate for balances
outstanding at March 31	2.02%	1.75%	1.02%	1.00%

	Year Ended December 31, 2017
Dollars in thousands	Short-term FHLB Advances	Short-term Repurchase Agreements	Federal Funds Purchased and Lines of Credit
Balance at December 31	$247,000	$—	3,499
Average balance outstanding for the period	201,712	519	3,512
Maximum balance outstanding at any month end during period	247,000	—	3,499
Weighted average interest rate for the period	1.19%	0.12%	1.10%
Weighted average interest rate for balances
outstanding at December 31	1.60%	—%	1.50%

Long-term borrowings:  Our long-term borrowings of $45.7 million and $45.8 million at March 31, 2018 and December 31, 2017, respectively, consisted primarily of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at March 31,	Balance at December 31,
Dollars in thousands	2018	2017
Long-term FHLB advances	$747	$751
Long-term repurchase agreements	45,000	45,000
Total	$45,747	$45,751

Our long term FHLB borrowings and repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the three month period ended March 31, 2018 was 4.28% compared to 4.26% for the first three months of 2017.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2018 and December 31, 2017.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2018	$45,013	$—
	2019	18	—
	2020	19	—
	2021	19	—
	2022	20	—
	Thereafter	658	19,589
		$45,747	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date and granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the three months ended March 31, 2018.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2018 and 2017, our share-based compensation expense was $94,000 and $84,000 and the related deferred tax benefits were approximately $23,000 and $31,000.

A summary of activity in our Plans during the first three months of 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(200)			17.79
Forfeited	(3,000)			26.01
Expired	—			—
Outstanding, March 31	247,091	$1,918	7.08	$17.65

Exercisable, March 31	77,581	$618	5.50	$17.42

	For the Three Months Ended March 31,
	2017
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	217,857			$13.56
Granted	87,615			26.01
Exercised	(2,000)			6.21
Forfeited	—			—
Expired	—			—
Outstanding, March 31	303,472	$1,812	7.61	$17.20

Exercisable, March 31	82,483	$541	4.48	$16.23

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2018
Commitments to extend credit:
Revolving home equity and credit card lines	$69,825
Construction loans	43,734
Other loans	120,481
Standby letters of credit	3,957
Total	$237,997

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

Litigation

We are not a party to litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier ("CET1") 1, Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2018, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2017 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of March 31, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
CET1 (to risk weighted assets)
Summit	$181,567	10.7%	$118,782	7.0%	$110,298	6.5%
Summit Community	199,727	11.7%	119,495	7.0%	110,959	6.5%
Tier I Capital (to risk weighted assets)
Summit	200,567	11.8%	144,476	8.5%	135,978	8.0%
Summit Community	199,727	11.7%	145,101	8.5%	136,565	8.0%
Total Capital (to risk weighted assets)
Summit	212,825	12.5%	178,773	10.5%	170,260	10.0%
Summit Community	211,985	12.5%	178,067	10.5%	169,588	10.0%
Tier I Capital (to average assets)
Summit	200,567	9.5%	84,449	4.0%	105,562	5.0%
Summit Community	199,727	9.5%	84,096	4.0%	105,119	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
CET1 (to risk weighted assets)
Summit	177,010	10.6%	116,893	7.0%	108,544	6.5%
Summit Community	195,008	11.7%	116,671	7.0%	108,338	6.5%
Tier I Capital (to risk weighted assets)
Summit	196,010	11.8%	141,194	8.5%	132,888	8.0%
Summit Community	195,008	11.7%	141,672	8.5%	133,339	8.0%
Total Capital (to risk weighted assets)
Summit	208,575	12.5%	175,203	10.5%	166,860	10.0%
Summit Community	207,573	12.5%	174,361	10.5%	166,058	10.0%
Tier I Capital (to average assets)
Summit	196,010	9.4%	83,409	4.0%	104,261	5.0%
Summit Community	195,008	9.4%	82,982	4.0%	103,728	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended March 31, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$17,448	$—	$—	$(191)	$—	$17,257
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	16,948	—	—	(191)	—	16,757
Other income	3,094	667	1,115	389	(389)	4,876
Other expenses	10,651	526	897	629	(389)	12,314
Income (loss) before income taxes	9,391	141	218	(431)	—	9,319
Income tax expense (benefit)	1,857	34	51	(66)	—	1,876
Net income (loss)	$7,534	$107	$167	$(365)	$—	$7,443
Inter-segment revenue (expense)	$(359)	$—	$(30)	$389	$—	$—
Average assets	$2,148,443	$—	$5,985	$224,541	$(248,238)	$2,130,731
Capital expenditures	$1,850	$—	$12	$10	$—	$1,872

	Three Months Ended March 31, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$13,795	$—	$—	$(165)	$—	$13,630
Provision for loan losses	250	—	—	—	—	250
Net interest income after provision for loan losses	13,545	—	—	(165)	—	13,380
Other income	1,507	100	972	491	(491)	2,579
Other expenses	18,067	144	874	422	(491)	19,016
Income (loss) before income taxes	(3,015)	(44)	98	(96)	—	(3,057)
Income tax expense (benefit)	(1,434)	(16)	41	(32)	—	(1,441)
Net income (loss)	$(1,581)	$(28)	$57	$(64)	$—	$(1,616)
Inter-segment revenue (expense)	$(451)	$—	$(40)	$491	$—	$—
Average assets	$1,750,059	$—	$6,174	$180,393	$(206,991)	$1,729,635
Capital expenditures	$2,992	$—	$3	$—	$—	$2,995

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$1,116	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,826	$764	$—	$—

	December 31, 2017
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,057	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,965	$312	$—	$—

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

The following presents the financial effects of adjustments recognized in the statement of income for the three months ended March 31, 2018 and 2017 related to business combinations that occurred during 2016 and 2017.

	Income increase (decrease)
Dollars in thousands	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest and fees on loans	$145	$144
Interest expense on deposits	61	4
Amortization of intangibles	(386)	(47)
Income before income tax expense	$(180)	$101

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is changes in accumulated other comprehensive loss by component, net of tax, for the three months ending March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification	—	715	(2,779)	(2,064)
Amounts reclassified from accumulated other comprehensive income	—	—	(556)	(556)
Net current period other comprehensive income (loss)	—	715	(3,335)	(2,620)
Ending balance	$398	$(849)	$(437)	$(888)

	For the Three Months Ended March 31, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,906)	$(356)	$(3,262)
Other comprehensive income before reclassification	—	497	153	650
Amounts reclassified from accumulated other comprehensive income	—	—	37	37
Net current period other comprehensive income	—	497	190	687
Ending balance	$—	$(2,409)	$(166)	$(2,575)

NOTE 18. INCOME TAXES

Our income tax expense (benefit) for the three months ended March 31, 2018 and March 31, 2017 totaled $1.9 million and $(1.4) million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2018 and 2017 was 20.2% and 47.1%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018	2017
Dollars in thousands	Percent	Percent
Applicable statutory rate	21.0%	35.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(2.6)%	9.6%
State income taxes (benefit), net of Federal income tax benefit	2.2%	2.6%
Low-income housing and rehabilitation tax credits	(1.0)%	—%
Other, net	0.6%	(0.1)%
Effective income tax rate	20.2%	47.1%

The components of applicable income tax expense for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2018	2017
Current
Federal	$1,753	$2,178
State	278	189
	2,031	2,367
Deferred
Federal	(134)	(3,498)
State	(21)	(310)
	(155)	(3,808)
Total	$1,876	$(1,441)
+

NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income and mortgage banking revenue are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. With the exception of gains or losses on sales of foreclosed properties, all of our revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income in the Consolidated Statements of Income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of March 31, 2018, remaining performance obligations consisted of insurance products with an original expected length of one year or less.
A description of our significant sources of revenue accounted for under ASC 606 follows:
Service fees on deposit accounts are fees we charge our deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which are earned based on specific transactions or customer activity within a customer’s deposit account, are recognized at the time the related transaction or activity occurs, as it is at this point when we fulfill the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which Summit satisfied the performance obligation. Overdraft fees are recognized when the overdraft occurs. Service fees on deposit accounts are paid through a direct charge to the customer’s account.
Bank card revenue is comprised of interchange revenue and ATM fees. Interchange revenue is earned when Summit’s debit and credit cardholders conduct transactions through Mastercard and other payment networks. Interchange fees represent a percentage of the underlying cardholder’s transaction value and are generally recognized daily, concurrent with the transaction processing services provided to the cardholder. ATM fees are earned when a non-Summit cardholder uses a Summit ATM. ATM fees are recognized daily, as the related ATM transactions are settled.
Trust and wealth management fees consist of 1) trust fees and 2) commissions earned from an independent, third-party broker-dealer. We earn trust fees from our contracts with trust clients to administer or manage assets for investment. Trust fees are earned over time (generally monthly) as Summit provides the contracted services and are assessed based on the value of assets under management at each month-end. We earn commissions from investment brokerage services provided to our clients by an independent, third-party broker-dealer. We receive monthly commissions from the third-party broker-dealer based upon client activity for the previous month.
Insurance commissions principally consist of commissions we earn as agents of insurers for selling group employee benefit and property and casualty insurance products to clients. Group employee benefit insurance commissions are recognized over time (generally monthly) as the related customary implied servicing obligations of group policyholders are fulfilled. Property and casualty insurance commissions are recognized using methods which approximate the time of placement of the underlying policy. We are paid insurance commissions ratably as the related policy premiums are paid by clients.
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

Dollars in thousands	Three Months Ended March 31, 2018
Service fees on deposit accounts	$1,091
Bank card revenue	749
Trust and wealth management fees	667
Insurance commissions	1,113
Other	53
Net revenue from contracts with customers	3,673
Non-interest income within the scope of other ASC topics	1,203
Total noninterest income	$4,876

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the three months ended March 31, 2018, net gains on sales of foreclosed properties were $64,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiaries, Summit Community Bank (“Summit Community”) and Summit Insurance Services, LLC, for the periods indicated.  See Note 14 of the accompanying consolidated financial statements for our segment information.  This discussion and analysis should be read in conjunction with our 2017 audited financial statements and Annual Report on Form 10-K.

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

Primarily due to our FCB acquisition, interest earning assets increased by 23.41% for the first three months in 2018 compared to the same period of 2017 while our net interest earnings on a tax equivalent basis increased 24.74%.  Our tax equivalent net interest margin increased 4 basis points as our yield on interest earning assets increased 18 basis points while our cost of interest bearing funds increased 17 basis points.

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
BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended March 31,
Dollars in thousands	2018	2017
Community banking	$7,534	$(1,581)
Trust and wealth management	107	(28)
Insurance services	167	57
Parent	(365)	(64)
Consolidated net income	$7,443	$(1,616)

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2017 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2017.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2018 was $7.4 million, or $0.60 per diluted share, compared to a loss of $1.6 million, or ($0.15) per diluted share for the same period of 2017. The loss for the 2017 period was primarily attributable to the charge for a $9.9 million pre-tax litigation settlement. Otherwise, net income for the quarter ended March 31, 2018, compared to the same period of 2017, was positively impacted by increased net interest income, increased fee income including trust and wealth management fees and fees related to deposit accounts and larger gains on sales of securities while being negatively impacted by generally higher operating expenses due to the FCB acquisition. Returns on average equity and assets for the first three months of 2018 were 14.73% and 1.40%, respectively, compared with (4.11%) and (0.37%) for the same period of 2017.

FCB’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our quarter ended March 31, 2018 results reflect increased levels of average balances, income and expense as compared to the same periods of 2017 results. At consummation (prior to fair value acquisition adjustments), FCB had total assets of $406.2 million, net loans of $226.5 million, and deposits of $349.7 million.

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

For the quarter ended March 31, 2018, our net interest income on a fully taxable-equivalent basis increased $3.5 million to $17.6 million compared to $14.1 million for the quarter end March 31, 2017. Our taxable-equivalent earnings on interest earning assets increased $5.1 million, while the cost of interest bearing liabilities increased $1.6 million (see Tables I and II).

For the three months ended March 31, 2018 average interest earning assets increased 23.4% to $1.99 billion compared to $1.61 billion for the three months ended March 31, 2017, while average interest bearing liabilities increased 20.9% from $1.41 billion at March 31, 2017 to $1.70 billion at March 31, 2018.

For the quarter ended March 31, 2018, our net interest margin increased to 3.58%, compared to 3.54% for the same period of 2017, as the yields on earning assets increased 18 basis points, while the cost of our interest bearing funds increased by 17 basis points. The 7 basis point decline in net interest margin from fourth quarter 2017 to first quarter 2018 is primarily due to lower taxable-equivalent yields on tax-exempt interest earning assets resulting from reduction in the corporate income tax rate upon enactment of TCJA.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired from FCB and HCB, Summit's net interest margin was 3.53% and 3.50% for the three months ended March 31, 2018 and 2017.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2018			December 31, 2017			March 31, 2017
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,611,813	$20,223	5.09%	$1,562,978	$19,879	5.05%	$1,278,386	$15,549	4.93%
Tax-exempt (2)	16,307	182	4.53%	16,902	234	5.49%	13,292	186	5.68%
Securities
Taxable	191,713	1,372	2.90%	202,377	1,328	2.60%	186,332	1,128	2.46%
Tax-exempt (2)	132,306	1,290	3.95%	142,641	1,668	4.64%	95,300	1,112	4.73%
Federal funds sold and interest bearing deposits with other banks	39,656	140	1.43%	42,021	144	1.36%	40,698	152	1.51%
Total interest earning assets	1,991,795	23,207	4.73%	1,966,919	23,253	4.69%	1,614,008	18,127	4.55%
Noninterest earning assets
Cash & due from banks	9,962			9,753			4,631
Premises and equipment	34,586			34,263			24,504
Property held for sale	21,326			22,137			24,258
Other assets	85,799			89,459			73,995
Allowance for loan losses	(12,737)			(12,628)			(11,761)
Total assets	$2,130,731			$2,109,903			$1,729,635
Interest bearing liabilities
Interest bearing demand deposits	$423,095	$632	0.61%	405,307	447	0.44%	262,849	148	0.23%
Savings deposits	346,358	717	0.84%	360,630	684	0.75%	339,930	625	0.75%
Time deposits	622,543	2,200	1.43%	629,871	2,093	1.32%	540,692	1,616	1.21%
Short-term borrowings	243,686	1,405	2.34%	220,027	1,240	2.24%	196,946	995	2.05%
Long-term borrowings and capital trust securities	65,338	686	4.26%	65,342	685	4.16%	66,146	660	4.05%
Total interest bearing liabilities	1,701,020	5,640	1.34%	1,681,177	5,149	1.22%	1,406,563	4,044	1.17%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	210,883			214,624			148,286
Other liabilities	16,771			12,886			17,700
Total liabilities	1,928,674			1,908,687			1,572,549

Shareholders' equity	202,057			201,216			157,086
Total liabilities and shareholders' equity	$2,130,731			$2,109,903			$1,729,635
Net interest earnings		$17,567			$18,104			$14,083
Net yield on interest earning assets			3.58%			3.65%			3.54%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended December 31, 2017 and March 31, 2017. The tax equivalent adjustment resulted in an increase in interest income of $310,000, $666,000 and $453,000 for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2018 vs. December 31, 2017			March 31, 2018 vs. March 31, 2017
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$271	$73	$344	$4,169	$505	$4,674
Tax-exempt	(9)	(43)	(52)	37	(41)	(4)
Securities
Taxable	(80)	124	44	34	210	244
Tax-exempt	(124)	(254)	(378)	382	(204)	178
Federal funds sold and interest bearing deposits with other banks	(10)	6	(4)	(4)	(8)	(12)
Total interest earned on interest earning assets	48	(94)	(46)	4,618	462	5,080

Interest paid on:
Interest bearing demand deposits	19	166	185	130	354	484
Savings deposits	(31)	64	33	12	80	92
Time deposits	(30)	137	107	265	319	584
Short-term borrowings	115	50	165	257	153	410
Long-term borrowings and capital trust securities	—	1	1	(8)	34	26
Total interest paid on interest bearing liabilities	73	418	491	656	940	1,596

Net interest income	$(25)	$(512)	$(537)	$3,962	$(478)	$3,484

Noninterest Income

Total noninterest income for the three months ended March 31, 2018 increased 89.1% compared to same period in 2017 principally due to increased trust and wealth management fees and service fees on deposit accounts as a result of the FCB acquisition and increased gains on sales of securities. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2018	2017
Insurance commissions	$1,113	$968
Trust and wealth management fees	667	100
Service charges on deposit accounts	1,091	683
Bank card revenue	749	534
Realized securities gains	732	(58)
Bank owned life insurance income	275	250
Other	249	102
Total	$4,876	$2,579

Noninterest Expense

Total noninterest expense decreased 35.2% for the three months ended March 31, 2018, as compared to the same period in 2017. Excluding the $9.9 million litigation charge during 2017, total noninterest expense increased 35.1% with higher salaries, commissions, and employee benefits having the largest negative impact.  Table IV below shows the breakdown of the changes.

Table IV - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2018	$	%	2017
Salaries, commissions, and employee benefits	$6,821	$1,634	31.5%	$5,187
Net occupancy expense	832	265	46.7%	567
Equipment expense	1,083	348	47.3%	735
Professional fees	333	48	16.8%	285
Advertising and public relations	103	(5)	(4.6)%	108
Amortization of intangibles	436	339	349.5%	97
FDIC premiums	240	30	14.3%	210
Merger-related expenses	—	(109)	(100.0)%	109
Foreclosed properties expense	132	28	26.9%	104
(Gain) loss on sales of foreclosed properties	(64)	92	(59.0)%	(156)
Write-downs of foreclosed properties	257	(161)	(38.5)%	418
Litigation settlement	—	(9,900)	(100.0)%	9,900
Other	2,141	689	47.5%	1,452
Total	$12,314	$(6,702)	(35.2)%	$19,016

Salaries, commissions, and employee benefits: These expenses are 31.5% higher in the first three months of 2018 compared to first three months of 2017 due to an increase in number of employees, primarily those in conjunction with the FCB acquisition, and general merit raises.

Net occupancy expense: The increase in net occupancy expense is primarily due to the acquired FCB locations

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition in Q2 2017.

Amortization of intangibles: Amortization of intangibles increased during 2018 as a result of the additional amortization of the core deposit intangibles associated with the FCB acquisition.

Litigation settlement: We recorded a $9.9 million pre-tax charge in Q1 2017as full resolution of the ResCap Litigation which had been pending since 2014.

Other: The increase in other expenses is primarily due to increased operating expenses as a result of the acquisition of FCB.

Income Taxes

Our income tax expense (benefit) for the three months ended March 31, 2018 and March 31, 2017 totaled $1.9 million and $(1.4) million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2018 and 2017 was 20.2% and 47.1%, respectively. This decrease in effective rate is primarily attributable to the recent enactment of the Tax Cuts and Jobs Act and our increased portfolio of tax-exempt municipal securities. Refer to Note 18 of the accompanying notes to consolidated financial statements for further information regarding our income taxes.

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

We recorded $500,000 and $250,000 provision for loan losses for the first three months of 2018 and 2017. The increase is primarily due to organic loan growth.

As illustrated in Table V below, our non-performing assets have decreased since year end 2017.

Table V - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2018	2017	2017
Accruing loans past due 90 days or more	$145	$68	$274
Nonaccrual loans
Commercial	685	226	696
Commercial real estate	3,401	4,734	2,927
Commercial construction and development	—	—	—
Residential construction and development	3,642	3,936	3,569
Residential real estate	7,456	5,885	7,656
Consumer	128	94	201
Total nonaccrual loans	15,312	14,875	15,049
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,875	1,749	1,789
Commercial construction and development	7,140	8,276	7,392
Residential construction and development	11,053	12,635	11,182
Residential real estate	1,374	831	1,107
Total foreclosed properties	21,442	23,491	21,470
Repossessed assets	18	12	68
Total nonperforming assets	$36,917	$38,446	$36,861
Total nonperforming loans as a percentage of total loans	0.94%	1.15%	0.95%
Total nonperforming assets as a percentage of total assets	1.73%	2.16%	1.73%
Allowance for loan losses as a percentage of nonperforming loans	79.30%	78.42%	82.00%
Allowance for loan losses as a percentage of period end loans	0.75%	0.90%	0.78%

The following table details the activity regarding our foreclosed properties for three months ended March 31, 2018 and 2017.

Table VI - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2018	2017
Beginning balance	$21,470	$24,504
Acquisitions	641	113
Improvements	101	219
Disposals	(513)	(927)
Writedowns to fair value	(257)	(418)
Balance March 31	$21,442	$23,491

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings and to Note 8 of the notes to the consolidated financial statements of our 2017 Annual Report on Form 10-K for a summary of the methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for loan losses.

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

At March 31, 2018 and December 31, 2017, our allowance for loan losses totaled $12.3 million, or 0.75% of total loans and $12.6 million, or 0.78% of total loans. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at March 31, 2018 and December 31, 2017 would have been 0.85% and 0.91%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio. The decline in the allowance for loan losses as a percentage of total loans at quarter end March 31, 2018 is primarily attributable to a $500,000 charge-off on a commercial real-estate loan that was reserved for in a prior period.

At March 31, 2018 and December 31, 2017 we had approximately $21.4 million and $21.5 million in foreclosed properties which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional losses.

FINANCIAL CONDITION

Our total assets were $2.13 billion at March 31, 2018 and December 31, 2017.  Table VII below is a summary of significant changes in our financial position between December 31, 2017 and March 31, 2018.

Table VII - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)	Balance March 31,
Dollars in thousands	2017		2018
Assets
Cash and cash equivalents	$52,631	$(5,224)	$47,407
Securities available for sale	328,723	(31,833)	296,890
Other investments	14,934	(1,916)	13,018
Loans, net	1,593,744	37,406	1,631,150
Property held for sale	21,470	(28)	21,442
Premises and equipment	34,209	1,345	35,554
Goodwill and other intangibles	27,513	(436)	27,077
Cash surrender value of life insurance policies	41,358	310	41,668
Other assets	19,658	1,031	20,689
Total Assets	$2,134,240	$655	$2,134,895

Liabilities
Deposits	$1,600,601	$53,922	$1,654,523
Short-term borrowings	250,499	(56,986)	193,513
Long-term borrowings	45,751	(4)	45,747
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	16,295	219	16,514

Shareholders' Equity	201,505	3,504	205,009

Total liabilities and shareholders' equity	$2,134,240	$655	$2,134,895

The following is a discussion of the significant changes in our financial position during the first three months of 2018:

Securities available for sale: The net decrease of $31.8 million in securities available for sale is principally a result of sales of our lowest yielding mortgage-backed and municipal securities which funded loan growth, primarily in the commercial real estate portfolio.

Deposits and short-term borrowings: The net change in our deposits during the first three months of 2018 resulted primarily from a net increase of $39 million in brokered certificates of deposit issued strategically prior to anticipated higher funding costs, $37 million growth in interest bearing checking accounts (primarily our indexed T-fund checking product), a $12 million reduction in direct certificates of deposit and $11 million decline in savings accounts. This net increase in deposits was used to pay off short-term FHLB advances.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2018 and December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $924 million or 43.27% of total consolidated assets at March 31, 2018.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $748 million.  As of March 31, 2018 and December 31, 2017, these advances totaled approximately $191 million and $248 million, respectively.  At March 31, 2018, we had additional borrowing capacity of $557 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2018 was approximately $160 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2018 totaled $205.0 million compared to $201.5 million at December 31, 2017.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2018.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2018	$45,013	$—	$195
2019	18	—	200
2020	19	—	53
2021	19	—	31
2022	20	—	32
Thereafter	658	19,589	106
Total	$45,747	$19,589	$617

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2018 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2018
Commitments to extend credit:
Revolving home equity and credit card lines	$69,825
Construction loans	43,734
Other loans	120,481
Standby letters of credit	3,957
Total	$237,997

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is modestly asset sensitive over the next twenty-four months. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment.  Net income would decrease in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would decrease our earnings due to the compression of earning asset yields and funding rates, while a steepening would increase earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2018.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.32%	-0.05%
Up 200 basis points (1)	0.24%	3.83%
Up 400 basis points (2)	0.52%	1.81%

(1) assumes a parallel shift in the yield curve over 12 months
(2) assumes a parallel shift in the yield curve over 24 months

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2018, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2018 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	May 9, 2018