Form 10-Q
period 2018-06-30
SUMMIT FINANCIAL GROUP INC
filed 2018-08-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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
Common Stock, $2.50 par value
12,470,334 shares outstanding as of August 3, 2018

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2018	December 31, 2017
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$8,314	$9,641
Interest bearing deposits with other banks	38,097	42,990
Cash and cash equivalents	46,411	52,631
Securities available for sale	283,221	328,723
Other investments	12,844	14,934
Loans held for sale	135	—
Loans, net	1,617,373	1,593,744
Property held for sale	21,606	21,470
Premises and equipment, net	36,017	34,209
Accrued interest receivable	8,425	8,329
Goodwill and other intangible assets	26,665	27,513
Cash surrender value of life insurance policies	41,932	41,358
Other assets	13,023	11,329
Total assets	$2,107,652	$2,134,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$217,134	$217,493
Interest bearing	1,422,862	1,383,108
Total deposits	1,639,996	1,600,601
Short-term borrowings	202,429	250,499
Long-term borrowings	20,743	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	15,016	16,295
Total liabilities	1,897,773	1,932,735

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2018 - 12,470,334 shares and 2017 - 12,465,296 shares; outstanding: 2018 - 12,373,747 shares and 2017 - 12,358,562	81,572	81,098
Unallocated common stock held by Employee Stock Ownership Plan - 2018 - 96,587 shares and 2017 - 106,734 shares	(1,043)	(1,152)
Retained earnings	130,336	119,827
Accumulated other comprehensive (loss) income	(986)	1,732
Total shareholders' equity	209,879	201,505

Total liabilities and shareholders' equity	$2,107,652	$2,134,240

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, (except per share amounts)	2018	2017	2018	2017
Interest income
Interest and fees on loans
Taxable	$20,820	$19,550	$41,043	$35,100
Tax-exempt	142	167	286	288
Interest and dividends on securities
Taxable	1,240	1,330	2,612	2,459
Tax-exempt	1,063	1,019	2,082	1,741
Interest on interest bearing deposits with other banks	134	165	274	317
Total interest income	23,399	22,231	46,297	39,905
Interest expense
Interest on deposits	4,309	2,634	7,858	5,024
Interest on short-term borrowings	1,242	1,079	2,648	2,073
Interest on long-term borrowings and subordinated debentures	573	670	1,258	1,331
Total interest expense	6,124	4,383	11,764	8,428
Net interest income	17,275	17,848	34,533	31,477
Provision for loan losses	750	250	1,250	500
Net interest income after provision for loan losses	16,525	17,598	33,283	30,977
Noninterest income
Insurance commissions	1,013	988	2,126	1,957
Trust and wealth management fees	672	595	1,339	695
Service charges on deposit accounts	1,116	1,064	2,207	1,747
Bank card revenue	801	683	1,550	1,216
Realized securities gains, net	87	90	819	32
Bank owned life insurance income	249	253	523	503
Other	210	243	459	346
Total noninterest income	4,148	3,916	9,023	6,496
Noninterest expenses
Salaries, commissions and employee benefits	6,922	6,758	13,744	11,945
Net occupancy expense	840	826	1,672	1,393
Equipment expense	1,071	1,031	2,153	1,766
Professional fees	385	354	719	639
Advertising and public relations	188	148	291	256
Amortization of intangibles	413	429	848	526
FDIC premiums	240	295	480	505
Bank card expense	361	381	696	718
Foreclosed properties expense, net of losses	350	224	675	590
Litigation settlement	—	—	—	9,900
Merger-related expenses	—	1,455	—	1,564
Other	1,965	2,035	3,771	3,151
Total noninterest expenses	12,735	13,936	25,049	32,953
Income before income tax expense	7,938	7,578	17,257	4,520
Income tax expense	1,658	2,300	3,534	858
Net income	$6,280	$5,278	$13,723	$3,662

Basic earnings per common share	$0.51	$0.43	$1.11	$0.32
Diluted earnings per common share	$0.51	$0.43	$1.10	$0.32

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2018	2017
Net income	$6,280	$5,278
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2018 - $496, net of deferred taxes of $119; 2017 - $270, net of deferred taxes of $100	377	170
Net unrealized (loss) gain on securities available for sale of: 2018 - ($625), net of deferred taxes of ($150) and reclassification adjustment for net realized gains included in net income of $87, net of tax of $21; 2017 - $2,983, net of deferred taxes of $1,104 and reclassification adjustment for net realized gains included in net income of $90, net of tax of $33	(475)	1,879
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	—	219
Total other comprehensive (loss) income	(98)	2,268
Total comprehensive income	$6,182	$7,546

	For the Six Months Ended June 30,
Dollars in thousands	2018	2017
Net income	$13,723	$3,662
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2018 - $1,437, net of deferred taxes of $345; 2017 - $1,059, net of deferred taxes of $392	1,092	667
Net unrealized (loss) gain on securities available for sale of: 2018 - ($5,013), net of deferred taxes of ($1,203) and reclassification adjustment for net realized gains included in net income of $819, net of tax of $197; 2017 - $3,286, net of deferred taxes of $1,216 and reclassification adjustment for net realized gains included in net income of $32, net of tax of $12	(3,810)	2,070
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	—	219
Total other comprehensive (loss) income	(2,718)	2,956
Total comprehensive income	$11,005	$6,618

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss)	Total Share- holders' Equity

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Six Months Ended June 30, 2018
Net income	—	—	13,723	—	13,723
Other comprehensive loss	—	—	—	(2,718)	(2,718)
Exercise of stock options - 200 shares	4	—	—	—	4
Share-based compensation expense	193	—	—	—	193
Unallocated ESOP shares committed to be released - 10,147 shares	151	109	—	—	260
Common stock issuances from reinvested dividends - 4,838 shares	126	—	—	—	126
Common stock cash dividends declared ($0.26 per share)	—	—	(3,214)	—	(3,214)
Balance, June 30, 2018	$81,572	$(1,043)	$130,336	$(986)	$209,879

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Six Months Ended June 30, 2017
Net income	—	—	3,662	—	3,662
Other comprehensive income	—	—	—	2,956	2,956
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	184	—	—	—	184
Unallocated ESOP shares committed to be released - 19,711 shares	240	213	—	—	453
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 3,133 shares	69	—	—	—	69
Common stock cash dividends declared ($0.22 per share)	—	—	(2,532)	—	(2,532)
Balance, June 30, 2017	$80,230	$(1,370)	$114,578	$(306)	$193,132

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income	$13,723	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,058	851
Provision for loan losses	1,250	500
Share-based compensation expense	193	184
Deferred income tax benefit	(193)	(157)
Loans originated for sale	(7,764)	(7,948)
Proceeds from sale of loans	7,775	7,220
Gains on loans held for sale	(146)	(149)
Realized securities gains, net	(819)	(32)
Gain on disposal of assets	(16)	(80)
Write-downs of foreclosed properties	420	447
Amortization of securities premiums, net	1,872	2,054
Accretion related to acquisitions, net	(310)	(573)
Amortization of intangibles	848	526
Earnings on bank owned life insurance	(574)	(538)
Increase in accrued interest receivable	(96)	(343)
Increase in other assets	(1,210)	(371)
Increase (decrease) in other liabilities	1,358	(1,634)
Net cash provided by operating activities	17,369	3,619
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,050	2,010
Proceeds from sales of securities available for sale	69,235	111,176
Principal payments received on securities available for sale	13,393	16,355
Purchases of securities available for sale	(44,243)	(97,230)
Purchases of other investments	(5,938)	(10,879)
Proceeds from redemptions of other investments	7,397	9,830
Net loan originations	(26,200)	(4,609)
Purchases of premises and equipment	(2,866)	(4,175)
Proceeds from disposal of premises and equipment	12	—
Proceeds from sales of repossessed assets & property held for sale	1,225	3,375
Cash and cash equivalents acquired in acquisition, net of $14,989 cash consideration paid	—	39,053
Net cash provided by investing activities	13,065	64,906
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	25,848	(6,279)
Net increase (decrease) in time deposits	13,661	(25,763)
Net decrease in short-term borrowings	(48,071)	(26,043)
Repayment of long-term borrowings	(25,008)	(910)
Net proceeds from issuance of common stock	126	(90)
Exercise of stock options	4	12
Dividends paid on common stock	(3,214)	(2,532)
Net cash used in financing activities	(36,654)	(61,605)
(Decrease) increase in cash and cash equivalents	(6,220)	6,920
Cash and cash equivalents:
Beginning	52,631	46,616
Ending	$46,411	$53,536

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2018	June 30, 2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,713	$8,388
Income taxes	$4,066	$2,621

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$906	$188
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$—	$350,894
Liabilities assumed	$—	$361,045

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2017 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
We adopted ASU 2014-09, Revenue from Contracts with Customers: Topic 606, and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. We concluded that ASU 2014-09 did not materially change the method in which we currently recognize revenue for these revenue streams. We also completed our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on our evaluation, we determined that any classification changes are immaterial to both revenue and expense.
ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements. In accordance with (iv) above, we measure the fair value of our loan portfolio using exit price notion (see Note 3. Fair Value Measurements).

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
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. In this regard, we have thus far formed a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and engaged a third-party to assist us. The implementation team has developed a project plan and is staying informed about the broader industry's perspectives and insights, and is identifying and researching key decision points. We are in the process of preparing a readiness assessment and gap analysis relative to required data which will serve to direct our areas of focus. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2018	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$28,682	$—	$28,682	$—
Mortgage backed securities:
Government sponsored agencies	76,505	—	76,505	—
Nongovernment sponsored entities	821	—	821	—
State and political subdivisions	18,975	—	18,975	—
Corporate debt securities	10,725	—	10,725	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	147,376	—	147,376	—
Total securities available for sale	$283,221	$—	$283,221	$—

Derivative financial assets
Interest rate swaps	$927	$—	$927	$—

Derivative financial liabilities
Interest rate swaps	$620	$—	$620	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$31,613	$—	$31,613	$—
Mortgage backed securities:
Government sponsored agencies	121,321	—	121,321	—
Nongovernment sponsored entities	2,077	—	2,077	—
State and political subdivisions	17,677	—	17,677	—
Corporate debt securities	16,245	—	16,245	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	139,653	—	139,653	—
Total securities available for sale	$328,723	$—	$328,723	$—

Derivative financial assets
Interest rate swaps	$312	$—	$312	$—

Derivative financial liabilities
Interest rate swaps	$2,057	$—	$2,057	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$135	$—	$135	$—

Collateral-dependent impaired loans
Construction and development	$648	$—	$648	$—
Residential real estate	785	—	785	—
Total collateral-dependent impaired loans	$1,433	$—	$1,433	$—

Property held for sale
Commercial real estate	$1,733	$—	$1,733	$—
Construction and development	16,673	—	16,673	—
Residential real estate	439	—	439	—
Total property held for sale	$18,845	$—	$18,845	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	940	—	940	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,661	$—	$1,661	$—

Property held for sale
Commercial real estate	$1,493	$—	$1,493	$—
Construction and development	16,177	—	16,177	—
Residential real estate	322	—	322	—
Total property held for sale	$17,992	$—	$17,992	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,411	$46,411	$—	$46,411	$—
Securities available for sale	283,221	283,221	—	283,221	—
Other investments	12,844	12,844	—	12,844	—
Loans held for sale, net	135	135	—	135	—
Loans, net	1,617,373	1,611,346	—	1,433	1,609,913
Accrued interest receivable	8,425	8,425	—	8,425	—
Derivative financial assets	927	927	—	927	—
	$1,969,336	$1,963,309	$—	$353,396	$1,609,913
Financial liabilities
Deposits	$1,639,996	$1,634,320	$—	$1,634,320	$—
Short-term borrowings	202,429	202,429	—	202,429	—
Long-term borrowings	20,743	20,929	—	20,929	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	967	967	—	967	—
Derivative financial liabilities	620	620	—	620	—
	$1,884,344	$1,878,854	$—	$1,878,854	$—

	December 31, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,631	$52,631	$—	$52,631	$—
Securities available for sale	328,723	328,723	—	328,723	—
Other investments	14,934	14,934	—	14,934	—
Loans held for sale, net	—	—	—	—	—
Loans, net	1,593,744	1,592,821	—	1,661	1,591,160
Accrued interest receivable	8,329	8,329	—	8,329	—
Derivative financial assets	312	312	—	312	—
	$1,998,673	$1,997,750	$—	$406,590	$1,591,160
Financial liabilities
Deposits	$1,600,601	$1,620,033	$—	$1,620,033	$—
Short-term borrowings	250,499	250,499	—	250,499	—
Long-term borrowings	45,751	46,530	—	46,530	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	987	987	—	987	—
Derivative financial liabilities	2,057	2,057	—	2,057	—
	$1,919,484	$1,939,695	$—	$1,939,695	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2018			2017
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$6,280			$5,278

Basic earnings per share	$6,280	12,366,522	$0.51	$5,278	12,288,514	$0.43

Effect of dilutive securities:
Stock options		7,814			10,593
Stock appreciation rights (SARs)		57,648			80

Diluted earnings per share	$6,280	12,431,984	$0.51	$5,278	12,299,187	$0.43

	For the Six Months Ended June 30,
	2018			2017
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$13,723			$3,662

Basic earnings per share	$13,723	12,362,679	$1.11	$3,662	11,517,721	$0.32

Effect of dilutive securities:
Stock options		7,668			11,549
Stock appreciation rights (SARs)		55,405			17,455

Diluted earnings per share	$13,723	12,425,751	$1.10	$3,662	11,546,725	$0.32

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  There were no anti-dilutive stock options for the three and six months ended June 30, 2018. Our anti-dilutive stock options for the three and six months ended June 30, 2017 were 23,400 shares. Our anti-dilutive SARs for the three and six months ended June 30, 2018 and June 30, 2017 were 87,615.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$28,830	$224	$372	$28,682
Residential mortgage-backed securities:
Government-sponsored agencies	77,142	662	1,299	76,505
Nongovernment-sponsored entities	820	6	5	821
State and political subdivisions
General obligations	6,086	—	208	5,878
Other revenues	13,468	1	372	13,097
Corporate debt securities	10,893	—	168	10,725
Total taxable debt securities	137,239	893	2,424	135,708
Tax-exempt debt securities
State and political subdivisions
General obligations	74,920	741	512	75,149
Water and sewer revenues	21,858	203	105	21,956
Lease revenues	12,366	162	4	12,524
Sales tax revenues	5,235	32	29	5,238
Other revenues	32,664	226	381	32,509
Total tax-exempt debt securities	147,043	1,364	1,031	147,376
Equity securities	137	—	—	137
Total securities available for sale	$284,419	$2,257	$3,455	$283,221

	December 31, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,260	$498	$145	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	120,948	1,276	903	121,321
Nongovernment-sponsored entities	2,045	39	7	2,077
State and political subdivisions
General obligations	6,090	—	55	6,035
Other revenues	11,657	47	62	11,642
Corporate debt securities	16,375	—	130	16,245
Total taxable debt securities	188,375	1,860	1,302	188,933
Tax-exempt debt securities
State and political subdivisions
General obligations	65,560	1,530	198	66,892
Water and sewer revenues	23,108	566	3	23,671
Lease revenues	13,024	451	2	13,473
Electric revenues	6,205	128	—	6,333
Sales tax revenues	4,126	140	—	4,266
University revenues	5,272	38	9	5,301
Other revenues	19,101	616	—	19,717
Total tax-exempt debt securities	136,396	3,469	212	139,653
Equity securities	137	—	—	137
Total securities available for sale	$324,908	$5,329	$1,514	$328,723

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$20,384	$215	$154	$20,445
Texas	19,978	226	97	20,107
Michigan	15,800	108	216	15,692
New York	13,605	127	176	13,556
West Virginia	12,119	92	97	12,114

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at June 30, 2018, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,893	$28,891
Due from one to five years	49,496	49,248
Due from five to ten years	46,075	44,936
Due after ten years	159,818	160,009
Equity securities	137	137
	$284,419	$283,221

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2018 and 2017 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2018
Securities available for sale	$69,235	$1,050	$13,393	$1,637	$818

2017
Securities available for sale	$111,176	$2,010	$16,355	$230	$198

We held 117 available for sale securities having an unrealized loss at June 30, 2018.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$19,787	$(318)	$2,003	$(54)	$21,790	$(372)
Residential mortgage-backed securities:
Government-sponsored agencies	17,563	(559)	15,311	(740)	32,874	(1,299)
Nongovernment-sponsored entities	13	—	585	(5)	598	(5)
State and political subdivisions:
General obligations	5,878	(208)	—	—	5,878	(208)
Other revenues	11,474	(344)	781	(28)	12,255	(372)
Corporate debt securities	960	(40)	3,661	(128)	4,621	(168)
Tax-exempt debt securities
State and political subdivisions:
General obligations	26,460	(370)	3,898	(142)	30,358	(512)
Water and sewer revenues	5,960	(105)	—	—	5,960	(105)
Lease revenues	1,121	(4)	—	—	1,121	(4)
Sales tax revenues	2,265	(29)	—	—	2,265	(29)
Other revenues	21,495	(381)	—	—	21,495	(381)
Total temporarily impaired securities	112,976	(2,358)	26,239	(1,097)	139,215	(3,455)
Total	$112,976	$(2,358)	$26,239	$(1,097)	$139,215	$(3,455)

	December 31, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,864	$(91)	$2,394	$(54)	$13,258	$(145)
Residential mortgage-backed securities:
Government-sponsored agencies	32,156	(269)	22,584	(634)	54,740	(903)
Nongovernment-sponsored entities	5	—	810	(7)	815	(7)
State and political subdivisions:
General obligations	6,035	(55)	—	—	6,035	(55)
Other revenues	7,532	(62)	—	—	7,532	(62)
Corporate debt securities	3,008	(39)	1,659	(91)	4,667	(130)
Tax-exempt debt securities
State and political subdivisions:
General obligations	2,999	(20)	9,937	(178)	12,936	(198)
Water and sewer revenues	282	(3)	—	—	282	(3)
Lease revenues	569	(2)	—	—	569	(2)
University revenues	1,749	(9)	—	—	1,749	(9)
Total temporarily impaired securities	65,199	(550)	37,384	(964)	102,583	(1,514)
Total	$65,199	$(550)	$37,384	$(964)	$102,583	$(1,514)
NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	June 30, 2018	December 31, 2017
Commercial	$171,410	$189,981
Commercial real estate
Owner-occupied	262,174	250,202
Non-owner occupied	503,047	484,902
Construction and development
Land and land development	74,018	67,219
Construction	25,711	33,412
Residential real estate
Non-jumbo	343,044	354,101
Jumbo	66,831	62,267
Home equity	82,409	84,028
Mortgage warehouse lines	54,332	30,757
Consumer	34,249	36,202
Other	12,728	13,238
Total loans, net of unearned fees	1,629,953	1,606,309
Less allowance for loan losses	12,580	12,565
Loans, net	$1,617,373	$1,593,744

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at June 30, 2018 and December 31, 2017 are as follows:

	Acquired Loans
	June 30, 2018			December 31, 2017
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$5,259	$173,814	$179,073	$5,923	$220,131	$226,054

Recorded investment
Commercial	$—	$11,192	$11,192	$9	$25,125	$25,134
Commercial real estate
Owner-occupied	689	19,073	19,762	689	21,893	22,582
Non-owner occupied	1,319	29,153	30,472	1,837	33,293	35,130
Construction and development
Land and land development	—	6,365	6,365	—	7,512	7,512
Construction	—	—	—	—	2,760	2,760
Residential real estate
Non-jumbo	1,429	92,203	93,632	1,485	109,570	111,055
Jumbo	982	3,314	4,296	999	3,400	4,399
Home equity	—	2,923	2,923	—	3,311	3,311
Consumer	—	7,837	7,837	—	11,229	11,229
Other	—	135	135	—	211	211
Total recorded investment	$4,419	$172,195	$176,614	$5,019	$218,304	$223,323

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio for the three months and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Accretable yield	$708	$245	$745	$290
Accretion	(32)	(55)	(69)	(86)
Additions for First Century Bankshares, Inc. acquisition	—	661	—	661
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	—	—
Other changes, net	—	—	—	(14)
Accretable yield, June 30	$676	$851	$676	$851

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$278	$191	$576	$1,045	$170,365	$—
Commercial real estate
Owner-occupied	55	—	437	492	261,682	—
Non-owner occupied	465	281	2,214	2,960	500,087	—
Construction and development
Land and land development	101	168	3,229	3,498	70,520	—
Construction	—	—	—	—	25,711	—
Residential mortgage
Non-jumbo	3,978	1,226	4,207	9,411	333,633	284
Jumbo	—	—	—	—	66,831	—
Home equity	254	9	397	660	81,749	—
Mortgage warehouse lines	—	—	—	—	54,332	—
Consumer	269	76	89	434	33,815	33
Other	—	—	—	—	12,728	—
Total	$5,400	$1,951	$11,149	$18,500	$1,611,453	$317

	At December 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$488	$98	$229	$815	$189,166	$—
Commercial real estate
Owner-occupied	626	162	507	1,295	248,907	—
Non-owner occupied	369	150	2,065	2,584	482,318	237
Construction and development
Land and land development	1,132	—	3,563	4,695	62,524	—
Construction	—	—	—	—	33,412	—
Residential mortgage
Non-jumbo	4,220	2,379	4,451	11,050	343,051	—
Jumbo	—	—	—	—	62,267	—
Home equity	1,978	—	530	2,508	81,520	—
Mortgage warehouse lines	—	—	—	—	30,757	—
Consumer	417	196	167	780	35,422	37
Other	—	—	—	—	13,238	—
Total	$9,230	$2,985	$11,512	$23,727	$1,582,582	$274

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
Dollars in thousands	2018	2017
Commercial	$954	$696
Commercial real estate
Owner-occupied	639	726
Non-owner occupied	2,599	2,201
Construction and development
Land & land development	3,233	3,569
Construction	—	—
Residential mortgage
Non-jumbo	7,443	6,944
Jumbo	—	—
Home equity	514	712
Mortgage warehouse lines	—	—
Consumer	77	201
Total	$15,459	$15,049

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

The following tables present loans individually evaluated for impairment at June 30, 2018 and December 31, 2017.

	June 30, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$464	$464	$—	$266	$10
Commercial real estate
Owner-occupied	4,679	4,685	—	2,714	129
Non-owner occupied	9,684	9,689	—	9,723	489
Construction and development
Land & land development	5,007	5,007	—	5,104	112
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,602	3,612	—	3,332	152
Jumbo	3,510	3,509	—	3,514	167
Home equity	523	523	—	523	29
Mortgage warehouse lines	—	—	—	—	—
Consumer	13	13	—	14	1
Total without a related allowance	$27,482	$27,502	$—	$25,190	$1,089

With a related allowance
Commercial	$—	$—	$—	$—	$—
Commercial real estate
Owner-occupied	6,737	6,737	161	6,746	274
Non-owner occupied	194	196	14	263	18
Construction and development
Land & land development	1,077	1,078	430	1,083	54
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,989	2,989	540	2,263	100
Jumbo	829	829	109	831	49
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,826	$11,829	$1,254	$11,186	$495

Total
Commercial	$27,842	$27,856	$605	$25,899	$1,086
Residential real estate	11,453	11,462	649	10,463	497
Consumer	13	13	—	14	1
Total	$39,308	$39,331	$1,254	$36,376	$1,584

The table above does not include PCI loans.

	December 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$243	$243	$—	$259	$13
Commercial real estate
Owner-occupied	7,109	7,111	—	5,149	265
Non-owner occupied	9,105	9,106	—	9,736	684
Construction and development
Land & land development	5,018	5,018	—	4,743	329
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,190	4,199	—	4,214	240
Jumbo	3,555	3,554	—	3,592	228
Home equity	523	523	—	523	35
Mortgage warehouse lines	—	—	—	—	—
Consumer	17	17	—	28	3
Total without a related allowance	$29,760	$29,771	$—	$28,244	$1,797

With a related allowance
Commercial	$252	$252	$252	$262	$—
Commercial real estate
Owner-occupied	2,436	2,436	125	2,451	161
Non-owner occupied	1,338	1,344	517	676	43
Construction and development
Land & land development	1,464	1,464	524	1,477	74
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,717	1,718	158	1,691	100
Jumbo	838	839	14	845	57
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,045	$8,053	$1,590	$7,402	$435

Total
Commercial	$26,965	$26,974	$1,418	$24,753	$1,569
Residential real estate	10,823	10,833	172	10,865	660
Consumer	17	17	—	28	3
Total	$37,805	$37,824	$1,590	$35,646	$2,232

The table above does not include PCI loans.

Included in impaired loans are TDRs of $27.8 million, of which $27.6 million were current with respect to restructured contractual payments at June 30, 2018, and $28.4 million, all of which were current with respect to restructured contractual payments at December 31, 2017.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2018 and June 30, 2017 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	2	$157	$157	—	$—	$—
Residential real estate
Non-jumbo	5	741	741	1	206	206
Total	7	$898	$898	1	$206	$206

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	2	$157	$157	—	$—	$—
Residential real estate
Non-jumbo	6	805	805	5	1,087	1,087
Total	8	$962	$962	5	$1,087	$1,087

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	2	$157	2	$157
Commercial real estate
Owner-occupied	1	2,302	1	2,302
Non-owner occupied	1	341	1	341
Construction and development
Land & land development	1	438	1	438
Residential real estate
Non-jumbo	2	506	3	712
Total	7	$3,744	8	$3,950

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three and six months ended June 30, 2018, and the related allowance on TDRs.

For the Three Months Ended June 30, 2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance April 1, 2018	$2,968	$—	$142	$9,474	$5,478	$4,519	$4,354	$523	$—	$15	$—	$27,473
Additions	—	—	157	—	—	741	—	—	—	—	—	898
Charge-offs	—	—	—	—	—	(55)	—	—	—	—	—	(55)
Net (paydowns) advances	(20)	—	(6)	(41)	(172)	(233)	(15)	—	—	(2)	—	(489)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	$2,948	$—	$293	$9,433	$5,306	$4,972	$4,339	$523	$—	$13	$—	$27,827

Allowance related to troubled debt restructurings	$430	$—	$—	$161	$14	$165	$108	$—	$—	$—	$—	$878

For the Six Months Ended June 30, 2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2018	$3,043	$—	$412	$9,545	$5,234	$5,195	$4,393	$523	$—	$18	$—	$28,363
Additions	—	—	157	—	—	805	—	—	—	—	—	962
Charge-offs	—	—	—	—	—	(55)	—	—	—	—	—	(55)
Net (paydowns) advances	(95)	—	(276)	(112)	72	(973)	(54)	—	—	(5)	—	(1,443)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	$2,948	$—	$293	$9,433	$5,306	$4,972	$4,339	$523	$—	$13	$—	$27,827

Allowance related to troubled debt restructurings	$430	$—	$—	$161	$14	$165	$108	$—	$—	$—	$—	$878

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017
Pass	$68,747	$60,850	$25,585	$33,412	$164,582	$186,941	$255,289	$242,702	$494,277	$474,522	$54,332	$30,757
OLEM (Special Mention)	798	1,397	126	—	6,095	2,267	1,748	3,534	1,779	2,221	—	—
Substandard	4,473	4,972	—	—	733	773	5,137	3,966	6,991	8,159	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$74,018	$67,219	$25,711	$33,412	$171,410	$189,981	$262,174	$250,202	$503,047	$484,902	$54,332	$30,757

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	6/30/2018	12/31/2017	6/30/2018	12/31/2017
Residential real estate
Non-jumbo	$335,600	$347,183	$7,444	$6,918
Jumbo	66,831	62,267	—	—
Home Equity	81,895	83,316	514	712
Consumer	34,139	35,932	110	270
Other	12,728	13,238	—	—
Total	$531,193	$541,936	$8,068	$7,900

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month period ended June 30, 2018 and for the year ended December 31, 2017 is as follows:

	June 30,	December 31,
Dollars in thousands	2018	2017
Balance, beginning of year	$12,565	$11,674
Charge-offs:
Commercial	50	23
Commercial real estate
Owner occupied	38	5
Non-owner occupied	500	65
Construction and development
Land and land development	220	3
Construction	—	33
Residential real estate
Non-jumbo	393	359
Jumbo	—	2
Home equity	25	158
Mortgage warehouse lines	—	—
Consumer	120	389
Other	139	251
Total	1,485	1,288
Recoveries:
Commercial	13	124
Commercial real estate
Owner occupied	13	89
Non-owner occupied	—	91
Construction and development
Land and land development	15	278
Construction	1	—
Residential real estate
Non-jumbo	64	134
Jumbo	—	—
Home equity	2	30
Mortgage warehouse lines	—	—
Consumer	79	82
Other	63	101
Total	250	929
Net charge-offs	1,235	359
Provision for loan losses	1,250	1,250
Balance, end of period	$12,580	$12,565

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first six months of 2018 and for the year ended 2017:

	For the Six Months Ended June 30, 2018					At June 30, 2018				At June 30, 2018
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(50)	$13	$(329)	$937	$—	$937	$—	$937	$464	$170,946	$—	$171,410
Commercial real estate
Owner occupied	2,424	(38)	13	47	2,446	161	2,285	—	2,446	11,416	250,069	689	262,174
Non-owner occupied	4,950	(500)	—	501	4,951	14	4,932	5	4,951	9,878	491,850	1,319	503,047
Construction and development
Land and land development	641	(220)	15	183	619	430	189	—	619	6,084	67,934	—	74,018
Construction	153	—	1	(29)	125	—	125	—	125	—	25,711	—	25,711
Residential real estate
Non-jumbo	1,911	(393)	64	820	2,402	540	1,859	3	2,402	6,591	335,024	1,429	343,044
Jumbo	72	—	—	364	436	109	327	—	436	4,339	61,510	982	66,831
Home equity	638	(25)	2	(344)	271	—	271	—	271	523	81,886	—	82,409
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	54,332	—	54,332
Consumer	210	(120)	79	37	206	—	206	—	206	13	34,236	—	34,249
Other	263	(139)	63	—	187	—	187	—	187	—	12,728	—	12,728
Total	$12,565	$(1,485)	$250	$1,250	$12,580	$1,254	$11,318	$8	$12,580	$39,308	$1,586,226	$4,419	$1,629,953

	For the Year Ended December 31, 2017					At December 31, 2017				At December 31, 2017
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(23)	$124	$268	$1,303	$252	$1,051	$—	$1,303	$495	$189,477	$9	$189,981
Commercial real estate
Owner occupied	2,109	(5)	89	231	2,424	125	2,299	—	2,424	9,545	239,968	689	250,202
Non-owner occupied	3,438	(65)	91	1,486	4,950	517	4,432	1	4,950	10,443	472,622	1,837	484,902
Construction and development
Land and land development	2,263	(3)	278	(1,897)	641	524	117	—	641	6,482	60,737	—	67,219
Construction	24	(33)	—	162	153	—	153	—	153	—	33,412	—	33,412
Residential real estate
Non-jumbo	2,174	(359)	134	(38)	1,911	158	1,747	6	1,911	5,907	346,709	1,485	354,101
Jumbo	95	(2)	—	(21)	72	14	58	—	72	4,393	56,875	999	62,267
Home equity	413	(158)	30	353	638	—	638	—	638	523	83,505	—	84,028
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	30,757	—	30,757
Consumer	121	(389)	82	396	210	—	210	—	210	17	36,185	—	36,202
Other	103	(251)	101	310	263	—	263	—	263	—	13,238	—	13,238
Total	$11,674	$(1,288)	$929	$1,250	$12,565	$1,590	$10,968	$7	$12,565	$37,805	$1,563,485	$5,019	$1,606,309

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2018 and other intangible assets by reporting unit at June 30, 2018 and December 31, 2017.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2018	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	—	—	—
Balance, June 30, 2018	$10,562	$4,710	$15,272

	Other Intangible Assets
	June 30, 2018			December 31, 2017
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$12,598	$3,000	$15,598	$12,598	$3,000	$15,598
Less: accumulated amortization	2,005	2,200	4,205	1,257	2,100	3,357
Net carrying amount	$10,593	$800	$11,393	$11,341	$900	$12,241

We recorded amortization expense of $848,000 and $526,000 for the six months ended June 30, 2018 and 2017, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2018	$1,471	$200
2019	1,368	200
2020	1,265	200
2021	1,162	200
2022	1,060	100

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2018 and December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017
Demand deposits, interest bearing	$472,041	$410,606
Savings deposits	322,940	358,168
Time deposits	627,881	614,334
Total	$1,422,862	$1,383,108

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $238.7 million and $216.9 million at June 30, 2018 and December 31, 2017, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2018 is as follows:

Dollars in thousands
Six month period ending December 31, 2018	$116,750
Year ending December 31, 2019	208,584
Year ending December 31, 2020	128,825
Year ending December 31, 2021	73,802
Year ending December 31, 2022	38,142
Thereafter	61,778
Total	$627,881

The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of June 30, 2018:

Dollars in thousands	Amount	Percent
Three months or less	$25,243	5.8%
Three through six months	35,519	8.2%
Six through twelve months	89,158	20.5%
Over twelve months	284,088	65.5%
Total	$434,008	100.00%

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2018		2017
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$199,900	$2,529	$202,250	$3,478
Average balance outstanding for the period	211,884	3,497	194,071	3,469
Maximum balance outstanding at any month end during period	262,000	3,523	229,300	3,478
Weighted average interest rate for the period	1.87%	1.65%	0.98%	0.91%
Weighted average interest rate for balances
outstanding at June 30	2.19%	2.00%	1.30%	1.25%

	Year Ended December 31, 2017
Dollars in thousands	Short-term FHLB Advances	Short-term Repurchase Agreements	Federal Funds Purchased and Lines of Credit
Balance at December 31	$247,000	$—	3,499
Average balance outstanding for the period	201,712	519	3,512
Maximum balance outstanding at any month end during period	247,000	—	3,499
Weighted average interest rate for the period	1.19%	0.12%	1.10%
Weighted average interest rate for balances
outstanding at December 31	1.60%	—%	1.50%

Long-term borrowings:  Our long-term borrowings of $20.7 million and $45.8 million at June 30, 2018 and December 31, 2017, respectively, consisted of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at June 30,	Balance at December 31,
Dollars in thousands	2018	2017
Long-term FHLB advances	$743	$751
Long-term repurchase agreements	20,000	45,000
Total	$20,743	$45,751

Our long term FHLB borrowings and repurchase agreements bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the six month period ended June 30, 2018 was 4.26% compared to 4.29% for the first six months of 2017.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2018 and December 31, 2017.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2018	$20,008	$—
	2019	18	—
	2020	18	—
	2021	20	—
	2022	21	—
	Thereafter	658	19,589
		$20,743	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date and granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the six months ended June 30, 2018.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2018 and 2017, our share-based compensation expense was $193,000 and $184,000 and the related deferred tax benefits were approximately $46,000 and $68,000.

A summary of activity in our Plans during the first six months of 2018 and 2017 is as follows:

	For the Six Months Ended June 30,
	2018
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(200)			17.79
Forfeited	(3,000)			26.01
Expired	—			—
Outstanding, June 30	247,091	$2,272	6.83	$17.65

Exercisable, June 30	110,924	$1,225	5.72	$15.80

	For the Six Months Ended June 30,
	2017
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	217,857			$13.56
Granted	87,615			26.01
Exercised	(2,000)			6.21
Forfeited	—			—
Expired	—			—
Outstanding, June 30	303,472	$1,900	7.36	$17.20

Exercisable, June 30	115,827	$900	5.26	$15.02

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2018
Commitments to extend credit:
Revolving home equity and credit card lines	$70,196
Construction loans	62,975
Other loans	141,754
Standby letters of credit	6,179
Total	$281,104

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

Quantitative measures established by regulation to ensure capital adequacy require us and each of our subsidiaries to maintain minimum amounts and ratios of Common Equity Tier ("CET1") 1, Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2018, that we and each of our subsidiaries met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized us and each of our subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we and each of our subsidiaries must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, our capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I Item 1 Business of our 2017 Annual Report on Form 10-K for further discussion of Basel III.

The following table presents Summit's, as well as our subsidiary, Summit Community Bank's ("Summit Community"), actual and required minimum capital amounts and ratios as of June 30, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
CET1 (to risk weighted assets)
Summit	$186,881	11.0%	$118,924	7.0%	$110,430	6.5%
Summit Community	205,204	12.0%	119,702	7.0%	111,152	6.5%
Tier I Capital (to risk weighted assets)
Summit	205,881	12.1%	144,627	8.5%	136,120	8.0%
Summit Community	205,204	12.0%	145,353	8.5%	136,803	8.0%
Total Capital (to risk weighted assets)
Summit	218,461	12.8%	179,206	10.5%	170,673	10.0%
Summit Community	217,784	12.8%	178,651	10.5%	170,144	10.0%
Tier I Capital (to average assets)
Summit	205,881	9.9%	83,184	4.0%	103,980	5.0%
Summit Community	205,204	9.8%	83,757	4.0%	104,696	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
CET1 (to risk weighted assets)
Summit	177,010	10.6%	116,893	7.0%	108,544	6.5%
Summit Community	195,008	11.7%	116,671	7.0%	108,338	6.5%
Tier I Capital (to risk weighted assets)
Summit	196,010	11.8%	141,194	8.5%	132,888	8.0%
Summit Community	195,008	11.7%	141,672	8.5%	133,339	8.0%
Total Capital (to risk weighted assets)
Summit	208,575	12.5%	175,203	10.5%	166,860	10.0%
Summit Community	207,573	12.5%	174,361	10.5%	166,058	10.0%
Tier I Capital (to average assets)
Summit	196,010	9.4%	83,409	4.0%	104,261	5.0%
Summit Community	195,008	9.4%	82,982	4.0%	103,728	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended June 30, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$17,495	$—	$—	$(220)	$—	$17,275
Provision for loan losses	750	—	—	—	—	750
Net interest income after provision for loan losses	16,745	—	—	(220)	—	16,525
Other income	2,467	672	1,009	389	(389)	4,148
Other expenses	10,922	484	953	765	(389)	12,735
Income (loss) before income taxes	8,290	188	56	(596)	—	7,938
Income tax expense (benefit)	1,717	45	16	(120)	—	1,658
Net income (loss)	$6,573	$143	$40	$(476)	$—	$6,280
Inter-segment revenue (expense)	$(359)	$—	$(30)	$389	$—	$—
Average assets	$2,128,314	$—	$6,055	$229,129	$(252,067)	$2,111,431
Capital expenditures	$917	$—	$1	$76	$—	$994

	Three Months Ended June 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$18,017	$—	$—	$(169)	$—	$17,848
Provision for loan losses	250	—	—	—	—	250
Net interest income after provision for loan losses	17,767	—	—	(169)	—	17,598
Other income	2,364	595	957	491	(491)	3,916
Other expenses	12,441	529	807	650	(491)	13,936
Income (loss) before income taxes	7,690	66	150	(328)	—	7,578
Income tax expense (benefit)	2,336	25	58	(119)	—	2,300
Net income (loss)	$5,354	$41	$92	$(209)	$—	$5,278
Inter-segment revenue (expense)	$(451)	$—	$(40)	$491	$—	$—
Average assets	$2,118,423	$—	$6,189	$212,193	$(242,486)	$2,094,319
Capital expenditures	$1,057	$—	$32	$92	$—	$1,181

	Six Months Ended June 30, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$34,944	$—	$—	$(411)	$—	$34,533
Provision for loan losses	1,250	—	—	—	—	1,250
Net interest income after provision for loan losses	33,694	—	—	(411)	—	33,283
Other income	5,561	1,339	2,123	778	(778)	9,023
Other expenses	21,575	1,009	1,849	1,394	(778)	25,049
Income (loss) before income taxes	17,680	330	274	(1,027)	—	17,257
Income tax expense (benefit)	3,574	79	67	(186)	—	3,534
Net income (loss)	$14,106	$251	$207	$(841)	$—	$13,723
Inter-segment revenue (expense)	$(718)	$—	$(60)	$778	$—	$—
Average assets	$2,138,326	$—	$6,020	$226,851	$(250,165)	$2,121,032
Capital expenditures	$2,767	$—	$13	$86	$—	$2,866

	Six Months Ended June 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$31,812	$—	$—	$(335)	$—	$31,477
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	31,312	—	—	(335)	—	30,977
Other income	3,871	695	1,930	982	(982)	6,496
Other expenses	30,508	673	1,681	1,073	(982)	32,953
Income (loss) before income taxes	4,675	22	249	(426)	—	4,520
Income tax expense (benefit)	903	9	98	(152)	—	858
Net income (loss)	$3,772	$13	$151	$(274)	$—	$3,662
Inter-segment revenue (expense)	$(902)	$—	$(80)	$982	$—	$—
Average assets	$1,934,268	$—	$6,216	$196,622	$(224,803)	$1,912,303
Capital expenditures	$4,049	$—	$35	$91	$—	$4,175

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$620	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,685	$927	$—	$—

	December 31, 2017
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,057	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,965	$312	$—	$—

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

The following presents the financial effects of adjustments recognized in the statement of income for the three months and six months ended June 30, 2018 and 2017 related to business combinations that occurred during 2016 and 2017.

	Income increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Interest and fees on loans	$56	$345	$201	$488
Interest expense on deposits	53	87	114	91
Amortization of intangibles	(363)	(379)	(748)	(426)
Income before income tax expense	$(254)	$53	$(433)	$153

Pending Peoples Acquisition

On July 24, 2018, we entered into a Definitive Merger Agreement with Peoples Bankshares, Inc. ("Peoples"). Pursuant to the terms of the merger agreement, Summit will acquire all of the outstanding shares of common stock of Peoples in exchange for cash in the amount of $47.00 per share or 1.7193 shares of Summit common stock. Peoples shareholders will have a right to receive cash, Summit’s common stock or a combination of cash and Summit common stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total merger consideration received by Peoples shareholders is subject to an adjustment if Peoples’ adjusted shareholders’ equity as of the effective date of the merger deviates from the range mutually determined by the parties. Peoples' assets approximated $131 million at March 31, 2018.
We anticipate the acquisition will close in the first quarter of 2019, subject to customary closing conditions, including regulatory approval and approval of Peoples' shareholders. Following the consummation of the merger, Peoples' wholly-owned subsidiary First Peoples Bank, Inc. will be consolidated with Summit's subsidiary, Summit Community Bank, Inc.

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and six months ending June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(849)	$(437)	$(888)
Other comprehensive income (loss) before reclassification	—	377	(409)	(32)
Amounts reclassified from accumulated other comprehensive income	—	—	(66)	(66)
Net current period other comprehensive income (loss)	—	377	(475)	(98)
Ending balance	$398	$(472)	$(912)	$(986)

	For the Three Months Ended June 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,408)	$(166)	$(2,574)
Other comprehensive income before reclassification	219	170	1,936	2,325
Amounts reclassified from accumulated other comprehensive income	—	—	(57)	(57)
Net current period other comprehensive income	219	170	1,879	2,268
Ending balance	$219	$(2,238)	$1,713	$(306)

	For the Six Months Ended June 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification	—	1,092	(3,188)	(2,096)
Amounts reclassified from accumulated other comprehensive income	—	—	(622)	(622)
Net current period other comprehensive income (loss)	—	1,092	(3,810)	(2,718)
Ending balance	$398	$(472)	$(912)	$(986)

	For the Six Months Ended June 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,905)	$(357)	$(3,262)
Other comprehensive income before reclassification	219	667	2,090	2,976
Amounts reclassified from accumulated other comprehensive income	—	—	(20)	(20)
Net current period other comprehensive income	219	667	2,070	2,956
Ending balance	$219	$(2,238)	$1,713	$(306)

NOTE 18. INCOME TAXES

Our income tax expense for the three months ended June 30, 2018 and June 30, 2017 totaled $1.7 million and $2.3 million, respectively. For the six months ended June 30, 2018 and June 30, 2017 our income tax expense totaled $3.5 million and $0.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2018 and 2017 was 20.9% and 30.3%, respectively, and for the six months ended June 30, 2018 and 2017 were 20.5% and 19.0%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(3.2)%	(5.5)%	(2.9)%	(15.7)%
State income taxes (benefit), net of Federal income tax benefit	2.3%	2.1%	2.2%	1.8%
Low-income housing and rehabilitation tax credits	(1.2)%	—%	(1.1)%	—%
Other, net	2.0%	(1.3)%	1.3%	(2.1)%
Effective income tax rate	20.9%	30.3%	20.5%	19.0%

The components of applicable income tax expense for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Current
Federal	$1,464	$(1,299)	$3,217	$879
State	233	(52)	510	136
	1,697	(1,351)	3,727	1,015
Deferred
Federal	(34)	3,354	(167)	(143)
State	(5)	297	(26)	(14)
	(39)	3,651	(193)	(157)
Total	$1,658	$2,300	$3,534	$858

NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income and mortgage banking revenue are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. With the exception of gains or losses on sales of foreclosed properties, all of our revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income in the Consolidated Statements of Income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of June 30, 2018, remaining performance obligations consisted of insurance products with an original expected length of one year or less.
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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

Dollars in thousands	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Service fees on deposit accounts	$1,116	$2,207
Bank card revenue	801	1,550
Trust and wealth management fees	672	1,339
Insurance commissions	1,013	2,126
Other	58	137
Net revenue from contracts with customers	3,660	7,359
Non-interest income within the scope of other ASC topics	488	1,664
Total noninterest income	$4,148	$9,023

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the three and six months ended June 30, 2018, net gains (losses) on sales of foreclosed properties were $(58,000) and $6,000 .

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

OVERVIEW

On April 1, 2017, we acquired First Century Bankshares, Inc. ("FCB") and its subsidiary, First Century Bank, headquartered in Bluefield, West Virginia. FCB's results are included in our financial statements from the acquisition date forward, significantly impacting comparisons to the prior-year six-month period.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our FCB acquisition, average interest earning assets increased by 11.26% for the first six months in 2018 compared to the same period of 2017 while our net interest earnings on a tax equivalent basis increased 7.96%.  Our tax equivalent net interest margin increased 9 basis points as our yield on interest earning assets increased 14 basis points while our cost of interest bearing funds increased 30 basis points.

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
BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Community banking	$6,573	$5,354	$14,106	$3,772
Trust and wealth management	143	41	251	13
Insurance services	40	92	207	151
Parent	(476)	(209)	(841)	(274)
Consolidated net income	$6,280	$5,278	$13,723	$3,662

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2018 increased to $13.7 million or $1.10 per diluted share from $3.7 million or $0.32 per diluted share for the same period of 2017. Net income for the three months ended June 30, 2018 was $6.3 million, or $0.51 per diluted share, compared to $5.3 million, or $0.43 per diluted share for the same period of 2017. The decreased earnings for the six months ended June 30, 2017 were primarily attributable to the charge for a $9.9 million pre-tax litigation settlement recognized in the first quarter of 2017. Otherwise, net income for the six months ended June 30, 2018, compared to the same period of 2017, was positively impacted by increased net interest income, increased fee income including trust and wealth management fees and fees related to deposit accounts, larger gains on sales of securities and no merger expenses being incurred during 2018 while being negatively impacted by generally higher operating expenses due to the FCB acquisition.  Net income for the quarter ended June 30, 2018, compared to the same period of 2017, was positively impacted by increased fee income including trust and wealth management fees and fees related to deposit accounts and no merger expenses being incurred during 2018. Returns on average equity and assets for the first six months of 2018 were 13.43% and 1.29%, respectively, compared with 4.22% and 0.38% for the same period of 2017.

FCB’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our quarter ended June 30, 2018 results reflect increased levels of average balances, income and expense as compared to the same periods of 2017 results. At consummation (prior to fair value acquisition adjustments), FCB had total assets of $406.2 million, net loans of $226.5 million, and deposits of $349.7 million.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income. Due to increases in interest earnings assets and interest bearing liabilities from the FCB acquisition and recent FOMC increases to its target Federal funds rate, we have experienced higher levels of net interest income but a decreased net interest margin for the six months ended June 30, 2018 compared to June 30, 2017.

Q2 2018 compared to Q1 2018

For the quarter ended June 30, 2018, our net interest income on a fully taxable-equivalent basis increased $29,000 to $17.60 million compared to $17.57 million for the quarter end March 31, 2018. Our taxable-equivalent earnings on interest earning assets increased $513,000, while the cost of interest bearing liabilities increased $484,000 (see Tables I and II).

For the three months ended June 30, 2018 average interest earning assets decreased 1.0% to $1.97 billion compared to $1.99 billion for the three months ended March 31, 2018, while average interest bearing liabilities decreased 1.8% from $1.70 billion for the three months ended March 31, 2018 to $1.67 billion for the three months ended June 30, 2018.

For the quarter ended June 30, 2018, our net interest margin remained unchanged at 3.58%, compared to the linked quarter, as the yields on earning assets increased 14 basis points, while the cost of our interest bearing funds increased by 25 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired from FCB and HCB, Summit's net interest margin was 3.56% and 3.53% for the three months ended June 30, 2018 and March 31, 2018.

Q2 2018 compared to Q2 2017

For the quarter ended June 30, 2018, our net interest income on a fully taxable-equivalent basis decreased $890,000 to $17.60 million compared to $18.49 million for the quarter end June 30, 2017. Our taxable-equivalent earnings on interest earning assets increased $850,000, while the cost of interest bearing liabilities increased $1.7 million (see Tables I and II).

For the three months ended June 30, 2018 average interest earning assets increased 1.3% to $1.97 billion compared to $1.95 billion for the three months ended June 30, 2017, while average interest bearing liabilities increased 0.5% from $1.66 billion for the three months ended June 30, 2017 to $1.67 billion for the three months ended June 30, 2018.

For the quarter ended June 30, 2018, our net interest margin decreased to 3.58%, compared to 3.81% for the same period of 2017, as the yields on earning assets increased 12 basis points, while the cost of our interest bearing funds increased by 41 basis points. The decline in yields on earning assets is primarily due to lower taxable-equivalent yields on tax-exempt interest earning assets resulting from reduction in the corporate income tax rate upon enactment of Tax Cuts and Jobs Act ("TCJA").

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired from FCB and HCB, Summit's net interest margin was 3.56% and 3.72% for the three months ended June 30, 2018 and 2017.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	June 30, 2018			March 31, 2018			June 30, 2017
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,618,726	$20,820	5.16%	$1,611,813	$20,223	5.09%	$1,537,317	$19,550	5.1%
Tax-exempt (2)	15,800	180	4.57%	16,307	182	4.53%	13,030	257	7.91%
Securities
Taxable	160,632	1,240	3.10%	191,713	1,372	2.90%	214,601	1,330	2.49%
Tax-exempt (2)	136,984	1,346	3.94%	132,306	1,290	3.95%	133,130	1,568	4.72%
Federal funds sold and interest bearing deposits with other banks	38,936	134	1.38%	39,656	140	1.43%	47,937	165	1.38%
Total interest earning assets	1,971,078	23,720	4.83%	1,991,795	23,207	4.69%	1,946,015	22,870	4.71%
Noninterest earning assets
Cash & due from banks	9,100			9,962			10,101
Premises and equipment	35,721			34,586			34,441
Property held for sale	21,435			21,326			25,748
Other assets	86,638			85,799			89,980
Allowance for loan losses	(12,541)			(12,737)			(11,966)
Total assets	$2,111,431			$2,130,731			$2,094,319
Interest bearing liabilities
Interest bearing demand deposits	$457,016	$901	0.79%	$423,095	$632	0.44%	$378,350	$252	0.27%
Savings deposits	332,809	798	0.96%	346,358	717	0.75%	389,847	616	0.63%
Time deposits	640,626	2,610	1.63%	622,543	2,200	1.32%	628,358	1,766	1.13%
Short-term borrowings	187,475	1,242	2.66%	243,686	1,405	2.24%	200,209	1,079	2.16%
Long-term borrowings and capital trust securities	52,147	573	4.40%	65,338	686	4.16%	65,692	670	4.09%
Total interest bearing liabilities	1,670,073	6,124	1.47%	1,701,020	5,640	1.22%	1,662,456	4,383	1.06%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	219,134			210,883			221,245
Other liabilities	15,608			16,771			20,490
Total liabilities	1,904,815			1,928,674			1,904,191

Shareholders' equity	206,616			202,057			190,128
Total liabilities and shareholders' equity	$2,111,431			$2,130,731			$2,094,319
Net interest earnings		$17,596			$17,567			$18,487
Net yield on interest earning assets			3.58%			3.58%			3.81%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for the three months ended June 30, 2018 and March 31, 2018 and 35% for the three months ended June 30, 2017. The tax equivalent adjustment resulted in an increase in interest income of $322,000, $310,000, and $639,000 for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	June 30, 2018 vs. March 31, 2018			June 30, 2018 vs. June 30, 2017
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$141	$456	$597	$1,045	$225	$1,270
Tax-exempt	(4)	2	(2)	47	(124)	(77)
Securities
Taxable	(225)	93	(132)	(376)	286	(90)
Tax-exempt	59	(3)	56	44	(266)	(222)
Federal funds sold and interest bearing deposits with other banks	(2)	(4)	(6)	(31)	—	(31)
Total interest earned on interest earning assets	(31)	544	513	729	121	850

Interest paid on:
Interest bearing demand deposits	56	213	269	62	587	649
Savings deposits	(27)	108	81	(100)	282	182
Time deposits	71	339	410	35	809	844
Short-term borrowings	(346)	183	(163)	(72)	235	163
Long-term borrowings and capital trust securities	(138)	25	(113)	(146)	49	(97)
Total interest paid on interest bearing liabilities	(384)	868	484	(221)	1,962	1,741

Net interest income	$353	$(324)	$29	$950	$(1,841)	$(891)

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2018			June 30, 2017
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,615,289	$41,043	5.12%	$1,408,566	$35,100	5.03%
Tax-exempt (2)	16,052	362	4.55%	13,161	443	6.79%
Securities
Taxable	176,091	2,612	2.99%	200,544	2,459	2.47%
Tax-exempt (2)	134,658	2,635	3.95%	114,320	2,678	4.72%
Federal funds sold and interest bearing deposits with other banks	39,294	274	1.41%	44,338	317	1.44%
Total interest earning assets	1,981,384	46,926	4.78%	1,780,929	40,997	4.64%
Noninterest earning assets
Cash & due from banks	9,528			7,298
Premises and equipment	35,156			29,500
Property held for sale	21,381			25,007
Other assets	86,222			81,433
Allowance for loan losses	(12,639)			(11,864)
Total assets	$2,121,032			$1,912,303
Interest bearing liabilities
Interest bearing demand deposits	$440,149	$1,533	0.70%	$320,918	$399	0.25%
Savings deposits	339,546	1,515	0.90%	365,026	1,242	0.69%
Time deposits	631,634	4,810	1.54%	584,767	3,383	1.17%
Short-term borrowings	215,425	2,648	2.48%	198,587	2,073	2.11%
Long-term borrowings and capital trust securities	58,706	1,258	4.32%	65,918	1,331	4.07%
Total interest bearing liabilities	1,685,460	11,764	1.41%	1,535,216	8,428	1.11%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	215,031			184,968
Other liabilities	16,188			18,454
Total liabilities	1,916,679			1,738,638

Shareholders' equity - common	204,353			173,665
Total liabilities and shareholders' equity	$2,121,032			$1,912,303
Net interest earnings		$35,162			$32,569
Net yield on interest earning assets			3.58%			3.69%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively. The tax equivalent adjustment resulted in an increase in interest income of $629,000 and $1,091,000 for the six months ended June 30, 2018 and 2017, respectively.

Table IV - Changes in Interest Margin Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2018 versus June 30, 2017
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,240	$703	$5,943
Tax-exempt	84	(165)	(81)
Securities
Taxable	(323)	476	153
Tax-exempt	435	(478)	(43)
Federal funds sold and interest bearing deposits with other banks	(35)	(8)	(43)
Total interest earned on interest earning assets	5,401	528	5,929

Interest paid on:
Interest bearing demand deposits	194	940	1,134
Savings deposits	(92)	365	273
Time deposits	288	1,139	1,427
Short-term borrowings	186	389	575
Long-term borrowings and capital trust securities	(152)	79	(73)
Total interest paid on interest bearing liabilities	424	2,912	3,336

Net interest income	$4,977	$(2,384)	$2,593

Noninterest Income

Total noninterest income for the six months ended June 30, 2018 increased 38.9% compared to same period in 2017 principally due to increased trust and wealth management fees and service fees on deposit accounts as a result of the FCB acquisition and increased gains on sales of securities. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Insurance commissions	$1,013	$988	$2,126	$1,957
Trust and wealth management fees	672	595	1,339	695
Service charges on deposit accounts	1,116	1,064	2,207	1,747
Bank card revenue	801	683	1,550	1,216
Realized securities gains	87	90	819	32
Bank owned life insurance income	249	253	523	503
Other	210	243	459	346
Total	$4,148	$3,916	$9,023	$6,496

Noninterest Expense

Total noninterest expense was nearly unchanged for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 if merger expenses are excluded from the quarter ended June 30, 2017. Total noninterest expense decreased 24.0% for the six months ended June 30, 2018, as compared to the same period in 2017. Excluding the $9.9 million litigation charge during 2017, total noninterest expense increased 8.7% with higher salaries, commissions, and employee benefits having the largest negative impact and no merger expenses during 2018 having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2018	$	%	2017	2018	$	%	2017
Salaries, commissions, and employee benefits	$6,922	$164	2.4%	$6,758	$13,744	$1,799	15.1%	$11,945
Net occupancy expense	840	14	1.7%	826	1,672	279	20.0%	1,393
Equipment expense	1,071	40	3.9%	1,031	2,153	387	21.9%	1,766
Professional fees	385	31	8.8%	354	719	80	12.5%	639
Advertising and public relations	188	40	27.0%	148	291	35	13.7%	256
Amortization of intangibles	413	(16)	(3.7)%	429	848	322	61.2%	526
FDIC premiums	240	(55)	(18.6)%	295	480	(25)	(5.0)%	505
Bank card expense	361	(20)	(5.2)%	381	696	(22)	(3.1)%	718
Foreclosed properties expense, net of losses	350	126	56.3%	224	675	85	14.4%	590
Litigation settlement	—	—	—%	—	—	(9,900)	N/A	9,900
Merger-related expenses	—	(1,455)	(100.0)%	1,455	—	(1,564)	N/A	1,564
Other	1,965	(70)	(3.4)%	2,035	3,771	620	19.7%	3,151
Total	$12,735	$(1,201)	(8.6)%	$13,936	$25,049	$(7,904)	(24.0)%	$32,953

Salaries, commissions, and employee benefits: These expenses are 15.1% higher in the first six months of 2018 compared to first six months of 2017 due to an increase in number of employees, primarily those in conjunction with the FCB acquisition, and general merit raises.

Net occupancy expense: The increase in net occupancy expense for the six months ended June 30, 2018 is primarily due to the acquired FCB locations.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition in Q2 2017.

Amortization of intangibles: Amortization of intangibles increased for the six months ended June 30, 2018 as a result of the additional amortization of the core deposit intangible associated with the FCB acquisition.

Litigation settlement: We recorded a $9.9 million pre-tax charge in Q1 2017 as full resolution of the ResCap Litigation which had been pending since 2014.

Other: The increase in other expenses for the six months ended June 30, 2018 is primarily due to increased operating expenses as a result of the acquisition of FCB.

Income Taxes

Our income tax expense for the three months ended June 30, 2018 and June 30, 2017 totaled $1.7 million and $2.3 million, respectively. For the six months ended June 30, 2018 and June 30, 2017 our income tax expense totaled $3.5 million and $0.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2018 and 2017 was 20.9% and 30.3%, respectively and for the six months ended June 30, 2018 and June 30, 2017 was 20.5% and 19.0%. This decrease in effective rate is primarily attributable to the recent enactment of the TCJA and our increased portfolio of tax-exempt municipal securities. Refer to Note 18 on page 38 for further information regarding our income taxes.

Credit Experience

For purposes of this discussion, nonperforming assets include foreclosed properties, other repossessed assets, and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing TDRs are excluded from nonperforming loans.

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

We recorded $1,250,000 and $500,000 provision for loan losses for the first six months of 2018 and 2017. The increase is primarily due to recent trending higher loss experience.

As illustrated in Table VII below, our non-performing assets have increased since year end 2017.

Table VII - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2018	2017	2017
Accruing loans past due 90 days or more	$317	$62	$274
Nonaccrual loans
Commercial	954	786	696
Commercial real estate	3,238	2,051	2,927
Commercial construction and development	—	—	—
Residential construction and development	3,233	3,613	3,569
Residential real estate	7,957	6,860	7,656
Consumer	77	329	201
Total nonaccrual loans	15,459	13,639	15,049
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,818	2,126	1,789
Commercial construction and development	6,815	7,527	7,392
Residential construction and development	11,517	12,402	11,182
Residential real estate	1,456	1,537	1,107
Total foreclosed properties	21,606	23,592	21,470
Repossessed assets	12	57	68
Total nonperforming assets	$37,394	$37,350	$36,861
Total nonperforming loans as a percentage of total loans	0.97%	0.88%	0.95%
Total nonperforming assets as a percentage of total assets	1.77%	1.78%	1.73%
Allowance for loan losses as a percentage of nonperforming loans	79.74%	90.01%	82.00%
Allowance for loan losses as a percentage of period end loans	0.77%	0.80%	0.78%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2018 and 2017.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Beginning balance	$21,442	$23,491	$21,470	$24,504
Acquisitions	262	2,434	906	2,566
Improvements	694	—	795	219
Disposals	(629)	(2,304)	(1,145)	(3,250)
Writedowns to fair value	(163)	(29)	(420)	(447)
Balance March 31	$21,606	$23,592	$21,606	$23,592

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

At June 30, 2018 and December 31, 2017, our allowance for loan losses totaled $12.6 million, or 0.77% of total loans and $12.6 million, or 0.78% of total loans. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at June 30, 2018 and December 31, 2017 would have been 0.87% and 0.91%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2018 and December 31, 2017 we had approximately $21.6 million and $21.5 million in foreclosed properties which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional losses.

FINANCIAL CONDITION

Our total assets were $2.11 billion at June 30, 2018 and $2.13 billion at December 31, 2017.  Table IX below is a summary of significant changes in our financial position between December 31, 2017 and June 30, 2018.

Table IX - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)	Balance June 30,
Dollars in thousands	2017		2018
Assets
Cash and cash equivalents	$52,631	$(6,220)	$46,411
Securities available for sale	328,723	(45,502)	283,221
Other investments	14,934	(2,090)	12,844
Loans, net	1,593,744	23,629	1,617,373
Property held for sale	21,470	136	21,606
Premises and equipment	34,209	1,808	36,017
Goodwill and other intangibles	27,513	(848)	26,665
Cash surrender value of life insurance policies	41,358	574	41,932
Other assets	19,658	1,925	21,583
Total Assets	$2,134,240	$(26,588)	$2,107,652

Liabilities
Deposits	$1,600,601	$39,395	$1,639,996
Short-term borrowings	250,499	(48,070)	202,429
Long-term borrowings	45,751	(25,008)	20,743
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	16,295	(1,279)	15,016

Shareholders' Equity	201,505	8,374	209,879

Total liabilities and shareholders' equity	$2,134,240	$(26,588)	$2,107,652

The following is a discussion of the significant changes in our financial position during the first six months of 2018:

Securities available for sale: The net decrease of $45.5 million in securities available for sale is principally a result of sales of our lowest yielding mortgage-backed and municipal securities which funded loan growth, primarily in the commercial real estate portfolio.

Loans: Excluding mortgage warehouse lines of credit, loans are unchanged for the six months ended June 30, 2018, as the increase in commercial real estate loans has been offset by declines in commercial loans and residential mortgage loans.

Deposits and short-term borrowings: The net change in our deposits during the first six months of 2018 resulted primarily from a net increase of $36 million in brokered certificates of deposit issued strategically prior to anticipated higher funding costs, $61 million growth in interest bearing checking accounts (primarily our indexed T-fund checking product), a $24 million reduction in direct certificates of deposit and $35 million decline in savings accounts. This net increase in deposits was used to pay off short-term FHLB advances.

Long-term borrowings: The decline in long-term borrowings resulted from the maturity of a long-term repurchase agreement during May 2018.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2018 and December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $934 million or 44.33% of total consolidated assets at June 30, 2018.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $762 million.  As of June 30, 2018 and December 31, 2017, these advances totaled approximately $201 million and $248 million, respectively.  At June 30, 2018, we had additional borrowing capacity of $561 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2018 was approximately $157 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2018 totaled $209.9 million compared to $201.5 million at December 31, 2017.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2018.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2018	$20,008	$—	$141
2019	18	—	200
2020	18	—	53
2021	20	—	31
2022	21	—	32
Thereafter	658	19,589	106
Total	$20,743	$19,589	$563

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2018 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2018
Commitments to extend credit:
Revolving home equity and credit card lines	$70,196
Construction loans	62,975
Other loans	141,754
Standby letters of credit	6,179
Total	$281,104

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2018.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.20%	1.60%
Up 200 basis points (1)	-0.60%	0.60%
Up 400 basis points (2)	-0.24%	-2.72%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2018, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2018 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	August 7, 2018