Form 10-Q
period 2018-09-30
SUMMIT FINANCIAL GROUP INC
filed 2018-11-02
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Common Stock, $2.50 par value
12,474,062 shares outstanding as of October 31, 2018

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2018	December 31, 2017
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$9,382	$9,641
Interest bearing deposits with other banks	44,452	42,990
Cash and cash equivalents	53,834	52,631
Securities available for sale	288,040	328,723
Other investments	14,232	14,934
Loans held for sale	348	—
Loans, net	1,632,747	1,593,744
Property held for sale	22,017	21,470
Premises and equipment, net	36,888	34,209
Accrued interest receivable	8,630	8,329
Goodwill and other intangible assets	26,252	27,513
Cash surrender value of life insurance policies	42,208	41,358
Other assets	13,531	11,329
Total assets	$2,138,727	$2,134,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$232,697	$217,493
Interest bearing	1,418,367	1,383,108
Total deposits	1,651,064	1,600,601
Short-term borrowings	238,403	250,499
Long-term borrowings	739	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	15,376	16,295
Total liabilities	1,925,171	1,932,735

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2018 - 12,474,062 shares and 2017 - 12,465,296 shares; outstanding: 2018 - 12,382,450 shares and 2017 - 12,358,562	81,822	81,098
Unallocated common stock held by Employee Stock Ownership Plan - 2018 - 91,612 shares and 2017 - 106,734 shares	(989)	(1,152)
Retained earnings	135,628	119,827
Accumulated other comprehensive (loss) income	(2,905)	1,732
Total shareholders' equity	213,556	201,505

Total liabilities and shareholders' equity	$2,138,727	$2,134,240

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, (except per share amounts)	2018	2017	2018	2017
Interest income
Interest and fees on loans
Taxable	$21,154	$19,387	$62,196	$54,487
Tax-exempt	141	103	428	391
Interest and dividends on securities
Taxable	1,227	1,283	3,838	3,742
Tax-exempt	1,140	1,114	3,222	2,855
Interest on interest bearing deposits with other banks	138	149	412	466
Total interest income	23,800	22,036	70,096	61,941
Interest expense
Interest on deposits	4,714	2,963	12,572	7,987
Interest on short-term borrowings	1,437	1,160	4,084	3,233
Interest on long-term borrowings and subordinated debentures	436	681	1,695	2,012
Total interest expense	6,587	4,804	18,351	13,232
Net interest income	17,213	17,232	51,745	48,709
Provision for loan losses	500	375	1,750	875
Net interest income after provision for loan losses	16,713	16,857	49,995	47,834
Noninterest income
Insurance commissions	1,062	1,043	3,188	3,000
Trust and wealth management fees	687	589	2,026	1,284
Service charges on deposit accounts	1,215	1,162	3,421	2,910
Bank card revenue	793	738	2,343	1,955
Realized securities gains, net	8	26	828	58
Bank owned life insurance income	250	255	773	758
Other	196	187	656	531
Total noninterest income	4,211	4,000	13,235	10,496
Noninterest expenses
Salaries, commissions and employee benefits	6,806	6,610	20,550	18,555
Net occupancy expense	856	847	2,528	2,239
Equipment expense	1,118	1,093	3,271	2,859
Professional fees	503	373	1,222	1,012
Advertising and public relations	170	137	461	393
Amortization of intangibles	413	448	1,261	974
FDIC premiums	210	310	690	815
Bank card expense	384	395	1,080	1,113
Foreclosed properties expense, net of losses	169	233	843	824
Litigation settlement	—	—	—	9,900
Merger-related expenses	86	11	86	1,575
Other	1,643	1,990	5,415	5,140
Total noninterest expenses	12,358	12,447	37,407	45,399
Income before income tax expense	8,566	8,410	25,823	12,931
Income tax expense	1,667	2,480	5,201	3,339
Net income	$6,899	$5,930	$20,622	$9,592

Basic earnings per common share	$0.56	$0.48	$1.67	$0.81
Diluted earnings per common share	$0.55	$0.48	$1.66	$0.81

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2018	2017
Net income	$6,899	$5,930
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2018 - $336, net of deferred taxes of $81; 2017 - $497, net of deferred taxes of $184	255	313
Net unrealized (loss) gain on securities available for sale of: 2018 - ($2,861), net of deferred taxes of ($687) and reclassification adjustment for net realized gains included in net income of $8, net of tax of $2; 2017 - $608, net of deferred taxes of $225 and reclassification adjustment for net realized gains included in net income of $26, net of tax of $10	(2,174)	383
Total other comprehensive (loss) income	(1,919)	696
Total comprehensive income	$4,980	$6,626

	For the Nine Months Ended September 30,
Dollars in thousands	2018	2017
Net income	$20,622	$9,592
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2018 - $1,772, net of deferred taxes of $425; 2017 - $1,556, net of deferred taxes of $576	1,347	980
Net unrealized (loss) gain on securities available for sale of: 2018 - ($7,873), net of deferred taxes of ($1,889) and reclassification adjustment for net realized gains included in net income of $828, net of tax of $199; 2017 - $3,892, net of deferred taxes of $1,440 and reclassification adjustment for net realized gains included in net income of $58, net of tax of $21	(5,984)	2,452
Net unrealized gain on other post-retirement benefits of: 2017 - $348, net of deferred taxes of $129	—	219
Total other comprehensive (loss) income	(4,637)	3,651
Total comprehensive income	$15,985	$13,243

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Share- holders' Equity

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Nine Months Ended September 30, 2018
Net income	—	—	20,622	—	20,622
Other comprehensive loss	—	—	—	(4,637)	(4,637)
Exercise of stock options - 1,600 shares	29	—	—	—	29
Share-based compensation expense	292	—	—	—	292
Unallocated ESOP shares committed to be released - 15,122 shares	224	163	—	—	387
Common stock issuances from reinvested dividends - 7,166 shares	179	—	—	—	179
Common stock cash dividends declared ($0.39 per share)	—	—	(4,821)	—	(4,821)
Balance, September 30, 2018	$81,822	$(989)	$135,628	$(2,905)	$213,556

Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360

Nine Months Ended September 30, 2017
Net income	—	—	9,592	—	9,592
Other comprehensive income	—	—	—	3,651	3,651
Exercise of stock options - 2,000 shares	12	—	—	—	12
Share-based compensation expense	285	—	—	—	285
Unallocated ESOP shares committed to be released - 29,920 shares	358	323	—	—	681
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 4,921 shares	116	—	—	—	116
Common stock cash dividends declared ($0.33 per share)	—	—	(3,883)	—	(3,883)
Balance, September 30, 2017	$80,496	$(1,260)	$119,157	$389	$198,782

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income	$20,622	$9,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,609	1,364
Provision for loan losses	1,750	875
Share-based compensation expense	292	285
Deferred income tax benefit	(164)	(364)
Loans originated for sale	(11,197)	(11,305)
Proceeds from sale of loans	11,057	11,492
Gains on loans held for sale	(208)	(231)
Realized securities gains, net	(828)	(58)
Loss (gain) on disposal of assets	2	(93)
Write-downs of foreclosed properties	458	538
Amortization of securities premiums, net	2,698	3,125
Accretion related to acquisitions, net	(393)	(870)
Amortization of intangibles	1,261	974
Earnings on bank owned life insurance	(850)	(425)
Increase in accrued interest receivable	(301)	(752)
Decrease in other assets	115	1,808
Increase (decrease) in other liabilities	2,172	(221)
Net cash provided by operating activities	28,095	15,734
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,050	2,610
Proceeds from sales of securities available for sale	92,048	131,345
Principal payments received on securities available for sale	19,770	24,349
Purchases of securities available for sale	(81,929)	(118,346)
Purchases of other investments	(9,922)	(13,116)
Proceeds from redemptions of other investments	9,665	13,274
Net loan originations	(42,807)	(26,099)
Purchases of premises and equipment	(4,288)	(5,672)
Proceeds from disposal of premises and equipment	12	—
Improvements to property held for sale	(1,118)	(269)
Proceeds from sales of repossessed assets & property held for sale	1,723	4,463
Cash and cash equivalents acquired in acquisition, net of $14,989 cash consideration paid	—	39,053
Net cash (used in) provided by investing activities	(15,796)	51,592
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, NOW and savings accounts	53,110	(9,812)
Net decrease in time deposits	(2,485)	(19,305)
Net decrease in short-term borrowings	(12,096)	(28,782)
Repayment of long-term borrowings	(45,012)	(915)
Net proceeds from issuance of common stock	179	(43)
Exercise of stock options	29	12
Dividends paid on common stock	(4,821)	(3,883)
Net cash used in financing activities	(11,096)	(62,728)
Increase in cash and cash equivalents	1,203	4,598
Cash and cash equivalents:
Beginning	52,631	46,616
Ending	$53,834	$51,214

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2018	September 30, 2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$18,199	$13,055
Income taxes	$5,674	$3,557

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$1,542	$289

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2017 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
We adopted ASU 2014-09, Revenue from Contracts with Customers: Topic 606, and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. We concluded that ASU 2014-09 did not materially change the method in which we currently recognize revenue for these revenue streams. We also completed our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on our evaluation, we determined that any classification changes were immaterial to both revenue and expense.
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

The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 Codification Improvements to Topic 842, Leases. and ASU 2018-11 Leases (Topic 842): Targeted Improvements. Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under long-term operating leases are disclosed in Note 12, Commitments and Contingencies.
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. In this regard, we have a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and engaged a third-party to assist us. The team has developed a project plan, identified key decision points and prepared a readiness assessment and gap analysis relative to required data which serves to direct our areas of focus. In addition, we have collected applicable historical data and made preliminary decisions regarding methodology and loan pool structures. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities which will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. We do not expect it to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2018	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$27,279	$—	$27,279	$—
Mortgage backed securities:
Government sponsored agencies	72,942	—	72,942	—
Nongovernment sponsored entities	685	—	685	—
State and political subdivisions	18,774	—	18,774	—
Corporate debt securities	11,687	—	11,687	—
Asset-backed securities	21,792	—	21,792	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	134,744	—	134,744	—
Total securities available for sale	$288,040	$—	$288,040	$—

Derivative financial assets
Interest rate swaps	$1,063	$—	$1,063	$—

Derivative financial liabilities
Interest rate swaps	$284	$—	$284	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$31,613	$—	$31,613	$—
Mortgage backed securities:
Government sponsored agencies	121,321	—	121,321	—
Nongovernment sponsored entities	2,077	—	2,077	—
State and political subdivisions	17,677	—	17,677	—
Corporate debt securities	16,245	—	16,245	—
Other equity securities	137	—	137	—
Tax-exempt state and political subdivisions	139,653	—	139,653	—
Total securities available for sale	$328,723	$—	$328,723	$—

Derivative financial assets
Interest rate swaps	$312	$—	$312	$—

Derivative financial liabilities
Interest rate swaps	$2,057	$—	$2,057	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$348	$—	$348	$—

Collateral-dependent impaired loans
Commercial	$57	$—	$8	$49
Commercial real estate	437	$—	437	—
Construction and development	297	$—	297	—
Residential real estate	721	—	721	—
Total collateral-dependent impaired loans	$1,512	$—	$1,463	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,526	—	16,526	—
Residential real estate	403	—	403	—
Total property held for sale	$18,606	$—	$18,606	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	940	—	940	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,661	$—	$1,661	$—

Property held for sale
Commercial real estate	$1,493	$—	$1,493	$—
Construction and development	16,177	—	16,177	—
Residential real estate	322	—	322	—
Total property held for sale	$17,992	$—	$17,992	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$53,834	$53,834	$—	$53,834	$—
Securities available for sale	288,040	288,040	—	288,040	—
Other investments	14,232	14,232	—	14,232	—
Loans held for sale, net	348	348	—	348	—
Loans, net	1,632,747	1,610,856	—	1,463	1,609,393
Accrued interest receivable	8,630	8,630	—	8,630	—
Derivative financial assets	1,063	1,063	—	1,063	—
	$1,998,894	$1,977,003	$—	$367,610	$1,609,393
Financial liabilities
Deposits	$1,651,064	$1,648,845	$—	$1,648,845	$—
Short-term borrowings	238,403	238,403	—	238,403	—
Long-term borrowings	739	834	—	834	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,068	1,068	—	1,068	—
Derivative financial liabilities	284	284	—	284	—
	$1,911,147	$1,909,023	$—	$1,909,023	$—

	December 31, 2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,631	$52,631	$—	$52,631	$—
Securities available for sale	328,723	328,723	—	328,723	—
Other investments	14,934	14,934	—	14,934	—
Loans held for sale, net	—	—	—	—	—
Loans, net	1,593,744	1,592,821	—	1,661	1,591,160
Accrued interest receivable	8,329	8,329	—	8,329	—
Derivative financial assets	312	312	—	312	—
	$1,998,673	$1,997,750	$—	$406,590	$1,591,160
Financial liabilities
Deposits	$1,600,601	$1,620,033	$—	$1,620,033	$—
Short-term borrowings	250,499	250,499	—	250,499	—
Long-term borrowings	45,751	46,530	—	46,530	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	987	987	—	987	—
Derivative financial liabilities	2,057	2,057	—	2,057	—
	$1,919,484	$1,939,695	$—	$1,939,695	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2018			2017
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$6,899			$5,930

Basic earnings per share	$6,899	12,374,350	$0.56	$5,930	12,299,987	$0.48

Effect of dilutive securities:
Stock options		7,349			10,911
Stock appreciation rights (SARs)		57,352			8,061

Diluted earnings per share	$6,899	12,439,051	$0.55	$5,930	12,318,959	$0.48

	For the Nine Months Ended September 30,
	2018			2017
Dollars in thousands, except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$20,622			$9,592

Basic earnings per share	$20,622	12,366,612	$1.67	$9,592	11,781,342	$0.81

Effect of dilutive securities:
Stock options		7,561			11,336
Stock appreciation rights (SARs)		56,054			14,324

Diluted earnings per share	$20,622	12,430,227	$1.66	$9,592	11,807,002	$0.81

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the three and nine months ended September 30, 2018 were 15,600 shares and for the three and nine months ended September 30, 2017 were 23,400 shares. Our anti-dilutive SARs for the three and nine months ended September 30, 2018 and September 30, 2017 were 87,615.

NOTE 5.  SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$27,504	$163	$388	$27,279
Residential mortgage-backed securities:
Government-sponsored agencies	73,931	557	1,546	72,942
Nongovernment-sponsored entities	682	4	1	685
State and political subdivisions
General obligations	6,084	—	266	5,818
Other revenues	13,462	—	506	12,956
Corporate debt securities	11,914	—	227	11,687
Asset-backed securities	21,861	10	79	21,792
Total taxable debt securities	155,438	734	3,013	153,159
Tax-exempt debt securities
State and political subdivisions
General obligations	72,299	239	1,200	71,338
Water and sewer revenues	18,921	75	214	18,782
Lease revenues	13,305	32	57	13,280
Electric revenues	4,170	15	63	4,122
Other revenues	27,828	27	633	27,222
Total tax-exempt debt securities	136,523	388	2,167	134,744
Equity securities	137	—	—	137
Total securities available for sale	$292,098	$1,122	$5,180	$288,040

	December 31, 2017
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,260	$498	$145	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	120,948	1,276	903	121,321
Nongovernment-sponsored entities	2,045	39	7	2,077
State and political subdivisions
General obligations	6,090	—	55	6,035
Other revenues	11,657	47	62	11,642
Corporate debt securities	16,375	—	130	16,245
Total taxable debt securities	188,375	1,860	1,302	188,933
Tax-exempt debt securities
State and political subdivisions
General obligations	65,560	1,530	198	66,892
Water and sewer revenues	23,108	566	3	23,671
Lease revenues	13,024	451	2	13,473
Electric revenues	6,205	128	—	6,333
Sales tax revenues	4,126	140	—	4,266
University revenues	5,272	38	9	5,301
Other revenues	19,101	616	—	19,717
Total tax-exempt debt securities	136,396	3,469	212	139,653
Equity securities	137	—	—	137
Total securities available for sale	$324,908	$5,329	$1,514	$328,723

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Texas	$21,796	$65	$202	$21,659
California	18,021	39	438	17,622
Michigan	14,631	40	311	14,360
West Virginia	13,258	50	179	13,129
Illinois	11,014	72	234	10,852

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at September 30, 2018, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$26,929	$26,769
Due from one to five years	49,907	49,401
Due from five to ten years	47,782	46,343
Due after ten years	167,343	165,390
Equity securities	137	137
	$292,098	$288,040

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2018 and 2017 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2018
Securities available for sale	$92,048	$1,050	$19,770	$1,754	$926

2017
Securities available for sale	$131,345	$2,610	$24,349	$416	$358

We held 153 available for sale securities having an unrealized loss at September 30, 2018.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$17,532	$(309)	$3,166	$(79)	$20,698	$(388)
Residential mortgage-backed securities:
Government-sponsored agencies	20,636	(586)	18,981	(960)	39,617	(1,546)
Nongovernment-sponsored entities	—	—	501	(1)	501	(1)
State and political subdivisions:
General obligations	4,615	(227)	1,203	(39)	5,818	(266)
Other revenues	8,339	(284)	4,617	(222)	12,956	(506)
Corporate debt securities	984	(16)	4,574	(211)	5,558	(227)
Asset-backed securities	16,308	(79)	—	—	16,308	(79)
Tax-exempt debt securities
State and political subdivisions:
General obligations	42,996	(971)	5,002	(229)	47,998	(1,200)
Water and sewer revenues	10,916	(214)	—	—	10,916	(214)
Lease revenues	7,736	(57)	—	—	7,736	(57)
Electric revenues	2,407	(63)	—	—	2,407	(63)
Other revenues	20,865	(560)	1,667	(73)	22,532	(633)
Total temporarily impaired securities	153,334	(3,366)	39,711	(1,814)	193,045	(5,180)
Total	$153,334	$(3,366)	$39,711	$(1,814)	$193,045	$(5,180)

	December 31, 2017
	Less than 12 months		12 months or more		Total
Dollars in thousands	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	$10,864	$(91)	$2,394	$(54)	$13,258	$(145)
Residential mortgage-backed securities:
Government-sponsored agencies	32,156	(269)	22,584	(634)	54,740	(903)
Nongovernment-sponsored entities	5	—	810	(7)	815	(7)
State and political subdivisions:
General obligations	6,035	(55)	—	—	6,035	(55)
Other revenues	7,532	(62)	—	—	7,532	(62)
Corporate debt securities	3,008	(39)	1,659	(91)	4,667	(130)
Tax-exempt debt securities
State and political subdivisions:
General obligations	2,999	(20)	9,937	(178)	12,936	(198)
Water and sewer revenues	282	(3)	—	—	282	(3)
Lease revenues	569	(2)	—	—	569	(2)
University revenues	1,749	(9)	—	—	1,749	(9)
Total temporarily impaired securities	65,199	(550)	37,384	(964)	102,583	(1,514)
Total	$65,199	$(550)	$37,384	$(964)	$102,583	$(1,514)

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	September 30, 2018	December 31, 2017
Commercial	$167,972	$189,981
Commercial real estate
Owner-occupied	272,475	250,202
Non-owner occupied	530,568	484,902
Construction and development
Land and land development	71,819	67,219
Construction	25,703	33,412
Residential real estate
Non-jumbo	340,783	354,101
Jumbo	72,327	62,267
Home equity	82,018	84,028
Mortgage warehouse lines	35,910	30,757
Consumer	33,664	36,202
Other	12,452	13,238
Total loans, net of unearned fees	1,645,691	1,606,309
Less allowance for loan losses	12,944	12,565
Loans, net	$1,632,747	$1,593,744

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at September 30, 2018 and December 31, 2017 are as follows:

	Acquired Loans
	September 30, 2018			December 31, 2017
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$5,228	$159,567	$164,795	$5,923	$220,131	$226,054

Recorded investment
Commercial	$—	$7,969	$7,969	$9	$25,125	$25,134
Commercial real estate
Owner-occupied	682	18,620	19,302	689	21,893	22,582
Non-owner occupied	1,314	28,492	29,806	1,837	33,293	35,130
Construction and development
Land and land development	—	6,066	6,066	—	7,512	7,512
Construction	—	—	—	—	2,760	2,760
Residential real estate
Non-jumbo	1,407	84,482	85,889	1,485	109,570	111,055
Jumbo	976	2,598	3,574	999	3,400	4,399
Home equity	—	2,839	2,839	—	3,311	3,311
Consumer	—	6,793	6,793	—	11,229	11,229
Other	—	129	129	—	211	211
Total recorded investment	$4,379	$157,988	$162,367	$5,019	$218,304	$223,323

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Accretable yield	$676	$851	$745	$290
Accretion	(12)	(49)	(81)	(135)
Additions for First Century Bankshares, Inc. acquisition	—	—	—	661
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	—	—
Other changes, net	—	1	—	(13)
Accretable yield, September 30	$664	$803	$664	$803

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$550	$266	$391	$1,207	$166,765	$—
Commercial real estate
Owner-occupied	612	—	2,326	2,938	269,537	1,991
Non-owner occupied	385	67	2,227	2,679	527,889	—
Construction and development
Land and land development	120	277	3,196	3,593	68,226	—
Construction	—	—	—	—	25,703	—
Residential mortgage
Non-jumbo	4,854	1,397	4,685	10,936	329,847	68
Jumbo	—	—	—	—	72,327	—
Home equity	95	—	92	187	81,831	—
Mortgage warehouse lines	—	—	—	—	35,910	—
Consumer	259	102	113	474	33,190	156
Other	—	—	—	—	12,452	—
Total	$6,875	$2,109	$13,030	$22,014	$1,623,677	$2,215

	At December 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$488	$98	$229	$815	$189,166	$—
Commercial real estate
Owner-occupied	626	162	507	1,295	248,907	—
Non-owner occupied	369	150	2,065	2,584	482,318	237
Construction and development
Land and land development	1,132	—	3,563	4,695	62,524	—
Construction	—	—	—	—	33,412	—
Residential mortgage
Non-jumbo	4,220	2,379	4,451	11,050	343,051	—
Jumbo	—	—	—	—	62,267	—
Home equity	1,978	—	530	2,508	81,520	—
Mortgage warehouse lines	—	—	—	—	30,757	—
Consumer	417	196	167	780	35,422	37
Other	—	—	—	—	13,238	—
Total	$9,230	$2,985	$11,512	$23,727	$1,582,582	$274

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
Dollars in thousands	2018	2017
Commercial	$801	$696
Commercial real estate
Owner-occupied	551	726
Non-owner occupied	2,548	2,201
Construction and development
Land & land development	3,200	3,569
Construction	—	—
Residential mortgage
Non-jumbo	7,371	6,944
Jumbo	—	—
Home equity	204	712
Mortgage warehouse lines	—	—
Consumer	80	201
Total	$14,755	$15,049

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

The following tables present loans individually evaluated for impairment at September 30, 2018 and December 31, 2017.

	September 30, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$4,400	$4,400	$—	$438	$12
Commercial real estate
Owner-occupied	9,007	9,012	—	7,630	308
Non-owner occupied	9,106	9,108	—	9,175	487
Construction and development
Land & land development	4,128	4,128	—	4,291	63
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,448	4,458	—	3,572	161
Jumbo	3,480	3,479	—	3,504	167
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	11	11	—	13	1
Total without a related allowance	$35,103	$35,119	$—	$29,146	$1,229

With a related allowance
Commercial	$83	$83	$26	$72	$—
Commercial real estate
Owner-occupied	2,369	2,369	271	2,392	117
Non-owner occupied	708	714	88	749	17
Construction and development
Land & land development	1,756	1,756	772	1,773	98
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,932	2,932	588	2,425	97
Jumbo	826	826	107	830	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,674	$8,680	$1,852	$8,241	$377

Total
Commercial	$31,557	$31,570	$1,157	$26,520	$1,102
Residential real estate	12,209	12,218	695	10,854	503
Consumer	11	11	—	13	1
Total	$43,777	$43,799	$1,852	$37,387	$1,606

The table above does not include PCI loans.

	December 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$243	$243	$—	$259	$13
Commercial real estate
Owner-occupied	7,109	7,111	—	5,149	265
Non-owner occupied	9,105	9,106	—	9,736	684
Construction and development
Land & land development	5,018	5,018	—	4,743	329
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,190	4,199	—	4,214	240
Jumbo	3,555	3,554	—	3,592	228
Home equity	523	523	—	523	35
Mortgage warehouse lines	—	—	—	—	—
Consumer	17	17	—	28	3
Total without a related allowance	$29,760	$29,771	$—	$28,244	$1,797

With a related allowance
Commercial	$252	$252	$252	$262	$—
Commercial real estate
Owner-occupied	2,436	2,436	125	2,451	161
Non-owner occupied	1,338	1,344	517	676	43
Construction and development
Land & land development	1,464	1,464	524	1,477	74
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,717	1,718	158	1,691	100
Jumbo	838	839	14	845	57
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,045	$8,053	$1,590	$7,402	$435

Total
Commercial	$26,965	$26,974	$1,418	$24,753	$1,569
Residential real estate	10,823	10,833	172	10,865	660
Consumer	17	17	—	28	3
Total	$37,805	$37,824	$1,590	$35,646	$2,232

The table above does not include PCI loans.

Included in impaired loans are TDRs of $27.6 million, of which $27.4 million were current with respect to restructured contractual payments at September 30, 2018, and $28.4 million, all of which were current with respect to restructured contractual payments at December 31, 2017.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following tables present by class the TDRs that were restructured during the three and nine months ended September 30, 2018 and September 30, 2017 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate
Owner-occupied	—	$—	$—	1	$2,302	$2,302
Non-owner occupied	—	—	—	1	148	148
Construction and development
Land & land development	—	—	—	1	438	438
Residential real estate
Non-jumbo	2	94	94	—	—	—
Total	2	$94	$94	3	$2,888	$2,888

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	2	$157	$157	—	$—	$—
Commercial real estate
Owner-occupied	—	$—	$—	1	2,302	2,302
Non-owner occupied	—	—	—	1	148	148
Construction and development
Land & land development	—	—	—	1	438	438
Residential real estate
Non-jumbo	8	899	899	5	1,086	1,086
Total	10	$1,056	$1,056	8	$3,974	$3,974

The following tables present defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Construction and development
Land & land development	—	$—	1	$437
Residential real estate
Non-jumbo	—	—	4	1,104
Total	—	$—	5	$1,541

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	2	$157	—	$—
Commercial real estate
Non-owner occupied	1	341	—	—
Construction and development
Land & land development	—	—	1	437
Residential real estate
Non-jumbo	3	628	4	1,204
Total	6	$1,126	5	$1,641

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three and nine months ended September 30, 2018, and the related allowance on TDRs.

For the Three Months Ended September 30, 2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance July 1, 2018	$2,948	$—	$293	$9,433	$5,306	$4,972	$4,339	$523	$—	$13	$—	$27,827
Additions	—	—	—	—	—	94	—	—	—	—	—	94
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(203)	—	(13)	(48)	(38)	(31)	(33)	—	—	(2)	—	(368)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2018	$2,745	$—	$280	$9,385	$5,268	$5,035	$4,306	$523	$—	$11	$—	$27,553

Allowance related to troubled debt restructurings	$772	$—	$—	$271	$12	$210	$107	$—	$—	$—	$—	$1,372

For the Nine Months Ended September 30, 2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2018	$3,043	$—	$412	$9,545	$5,234	$5,195	$4,393	$523	$—	$18	$—	$28,363
Additions	—	—	157	—	—	899	—	—	—	—	—	1,056
Charge-offs	—	—	—	—	—	(55)	—	—	—	—	—	(55)
Net (paydowns) advances	(298)	—	(289)	(160)	34	(1,004)	(87)	—	—	(7)	—	(1,811)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2018	$2,745	$—	$280	$9,385	$5,268	$5,035	$4,306	$523	$—	$11	$—	$27,553

Allowance related to troubled debt restructurings	$772	$—	$—	$271	$12	$210	$107	$—	$—	$—	$—	$1,372

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017
Pass	$66,657	$60,850	$25,560	$33,412	$161,682	$186,941	$264,991	$242,702	$522,182	$474,522	$35,910	$30,757
OLEM (Special Mention)	567	1,397	143	—	1,520	2,267	2,380	3,534	1,549	2,221	—	—
Substandard	4,595	4,972	—	—	4,770	773	5,104	3,966	6,837	8,159	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$71,819	$67,219	$25,703	$33,412	$167,972	$189,981	$272,475	$250,202	$530,568	$484,902	$35,910	$30,757

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	9/30/2018	12/31/2017	9/30/2018	12/31/2017
Residential real estate
Non-jumbo	$333,227	$347,183	$7,556	$6,918
Jumbo	72,327	62,267	—	—
Home Equity	81,814	83,316	204	712
Consumer	33,545	35,932	119	270
Other	12,452	13,238	—	—
Total	$533,365	$541,936	$7,879	$7,900

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month period ended September 30, 2018 and for the year ended December 31, 2017 is as follows:

	September 30,	December 31,
Dollars in thousands	2018	2017
Balance, beginning of year	$12,565	$11,674
Charge-offs:
Commercial	248	23
Commercial real estate
Owner occupied	38	5
Non-owner occupied	500	65
Construction and development
Land and land development	222	3
Construction	—	33
Residential real estate
Non-jumbo	460	359
Jumbo	—	2
Home equity	25	158
Mortgage warehouse lines	—	—
Consumer	195	389
Other	211	251
Total	1,899	1,288
Recoveries:
Commercial	12	124
Commercial real estate
Owner occupied	19	89
Non-owner occupied	—	91
Construction and development
Land and land development	217	278
Construction	—	—
Residential real estate
Non-jumbo	75	134
Jumbo	—	—
Home equity	7	30
Mortgage warehouse lines	—	—
Consumer	107	82
Other	91	101
Total	528	929
Net charge-offs	1,371	359
Provision for loan losses	1,750	1,250
Balance, end of period	$12,944	$12,565

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first nine months of 2018 and for the year ended 2017:

	For the Nine Months Ended September 30, 2018					At September 30, 2018				At September 30, 2018
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$12	$(68)	$999	$26	$973	$—	$999	$4,483	$163,489	$—	$167,972
Commercial real estate
Owner occupied	2,424	(38)	19	321	2,726	271	2,455	—	2,726	11,376	260,417	682	272,475
Non-owner occupied	4,950	(500)	—	779	5,229	88	5,138	3	5,229	9,814	519,440	1,314	530,568
Construction and development
Land and land development	641	(222)	217	161	797	772	25	—	797	5,884	65,935	—	71,819
Construction	153	—	—	(40)	113	—	113	—	113	—	25,703	—	25,703
Residential real estate
Non-jumbo	1,911	(460)	75	691	2,217	588	1,620	9	2,217	7,380	331,996	1,407	340,783
Jumbo	72	—	—	311	383	107	276	—	383	4,306	67,045	976	72,327
Home equity	638	(25)	7	(469)	151	—	151	—	151	523	81,495	—	82,018
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	35,910	—	35,910
Consumer	210	(195)	107	69	191	—	191	—	191	11	33,653	—	33,664
Other	263	(211)	91	(5)	138	—	138	—	138	—	12,452	—	12,452
Total	$12,565	$(1,899)	$528	$1,750	$12,944	$1,852	$11,080	$12	$12,944	$43,777	$1,597,535	$4,379	$1,645,691

	For the Year Ended December 31, 2017					At December 31, 2017				At December 31, 2017
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(23)	$124	$268	$1,303	$252	$1,051	$—	$1,303	$495	$189,477	$9	$189,981
Commercial real estate
Owner occupied	2,109	(5)	89	231	2,424	125	2,299	—	2,424	9,545	239,968	689	250,202
Non-owner occupied	3,438	(65)	91	1,486	4,950	517	4,432	1	4,950	10,443	472,622	1,837	484,902
Construction and development
Land and land development	2,263	(3)	278	(1,897)	641	524	117	—	641	6,482	60,737	—	67,219
Construction	24	(33)	—	162	153	—	153	—	153	—	33,412	—	33,412
Residential real estate
Non-jumbo	2,174	(359)	134	(38)	1,911	158	1,747	6	1,911	5,907	346,709	1,485	354,101
Jumbo	95	(2)	—	(21)	72	14	58	—	72	4,393	56,875	999	62,267
Home equity	413	(158)	30	353	638	—	638	—	638	523	83,505	—	84,028
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	30,757	—	30,757
Consumer	121	(389)	82	396	210	—	210	—	210	17	36,185	—	36,202
Other	103	(251)	101	310	263	—	263	—	263	—	13,238	—	13,238
Total	$11,674	$(1,288)	$929	$1,250	$12,565	$1,590	$10,968	$7	$12,565	$37,805	$1,563,485	$5,019	$1,606,309
NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during third quarter 2018, we performed the qualitative assessment of the goodwill of our community banking and insurance services reporting units and determined that the fair values of the reporting units were more likely than not greater than their carrying values.  In performing the qualitative assessments, we considered certain events and circumstances specific to each reporting unit, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair values of our community banking or insurance services reporting units are less than their carrying values.  No indicators of impairment for either reporting unit were noted as of September 30, 2018.

The following tables present our goodwill by reporting unit at September 30, 2018 and other intangible assets by reporting unit at September 30, 2018 and December 31, 2017.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2018	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	—	—	—
Balance, September 30, 2018	$10,562	$4,710	$15,272

	Other Intangible Assets
	September 30, 2018			December 31, 2017
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$12,598	$3,000	$15,598	$12,598	$3,000	$15,598
Less: accumulated amortization	2,368	2,250	4,618	1,257	2,100	3,357
Net carrying amount	$10,230	$750	$10,980	$11,341	$900	$12,241

We recorded amortization expense of $1,261,000 and $974,000 for the nine months ended September 30, 2018 and 2017, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2018	$1,471	$200
2019	1,368	200
2020	1,265	200
2021	1,162	200
2022	1,060	100

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2018 and December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017
Demand deposits, interest bearing	$505,411	$410,606
Savings deposits	301,269	358,168
Time deposits	611,687	614,334
Total	$1,418,367	$1,383,108

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $227.3 million and $216.9 million at September 30, 2018 and December 31, 2017, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2018 is as follows:

Dollars in thousands
Three month period ending December 31, 2018	$67,407
Year ending December 31, 2019	226,878
Year ending December 31, 2020	145,160
Year ending December 31, 2021	76,228
Year ending December 31, 2022	33,296
Thereafter	62,718
Total	$611,687

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $249.7 million at September 30, 2018 and $239.6 million at December 31, 2017.

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2018		2017
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$233,300	$5,103	$199,500	$3,488
Average balance outstanding for the period	209,877	4,128	196,728	3,474
Maximum balance outstanding at any month end during period	262,000	7,534	229,300	3,488
Weighted average interest rate for the period	2.01%	1.80%	1.10%	1.03%
Weighted average interest rate for balances
outstanding at September 30	2.41%	2.25%	1.32%	1.25%

	Year Ended December 31, 2017
Dollars in thousands	Short-term FHLB Advances	Short-term Repurchase Agreements	Federal Funds Purchased and Lines of Credit
Balance at December 31	$247,000	$—	3,499
Average balance outstanding for the period	201,712	519	3,512
Maximum balance outstanding at any month end during period	247,000	—	3,499
Weighted average interest rate for the period	1.19%	0.12%	1.10%
Weighted average interest rate for balances
outstanding at December 31	1.60%	—%	1.50%

Long-term borrowings:  Our long-term borrowings of $739.0 thousand and $45.8 million at September 30, 2018 and December 31, 2017, respectively, consisted of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at September 30,	Balance at December 31,
Dollars in thousands	2018	2017
Long-term FHLB advances	$739	$751
Long-term repurchase agreements	—	45,000
Total	$739	$45,751

Our long term FHLB borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings and long-term repurchase agreements for the nine month period ended September 30, 2018 was 4.24% compared to 4.32% for the first nine months of 2017.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2018 and December 31, 2017.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2018	$4	$—
	2019	18	—
	2020	18	—
	2021	20	—
	2022	21	—
	Thereafter	658	19,589
		$739	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2017, we granted 53,309 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date and granted 34,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date. There were no grants of stock options or SARs during the three or nine month periods ended September 30, 2018.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted during 2017 were as follows:

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.16%	2.24%
Expected dividend yield	1.45%	1.45%
Expected common stock volatility	60.05%	59.60%
Expected life	6.5 years	7.0 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2018 and 2017, our share-based compensation expense was $292,000 and $284,000 and the related deferred tax benefits were approximately $70,000 and $105,000.

A summary of activity in our Plans during the first nine months of 2018 and 2017 is as follows:

	For the Nine Months Ended September 30,
	2018
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(1,600)			17.79
Forfeited	(3,200)			25.50
Expired	—			—
Outstanding, September 30	245,491	$1,645	6.62	$17.65

Exercisable, September 30	109,324	$898	5.55	$15.77

	For the Nine Months Ended September 30,
	2017
	Options/SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	217,857			$13.56
Granted	87,615			26.01
Exercised	(2,000)			6.21
Forfeited	—			—
Expired	—			—
Outstanding, September 30	303,472	$2,604	7.11	$17.20

Exercisable, September 30	115,827	$1,239	5.01	$15.02

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2018
Commitments to extend credit:
Revolving home equity and credit card lines	$69,263
Construction loans	92,280
Other loans	177,079
Standby letters of credit	6,092
Total	$344,714

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2018, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I, Item 1 -- Business of our 2017 Annual Report on Form 10-K for further discussion of Basel III.

On August 28, 2018, the Federal Reserve Board (the “Board”) issued an interim final rule expanding the applicability of the Board's small bank holding company policy statement, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. The interim final rule raises the small bank holding company policy statement's asset threshold from $1 billion to $3 billion in total consolidated assets, and as a result, our holding company was exempted from all regulatory capital guidelines, to which it previously had been subject, until such time as its consolidated assets exceed $3 billion.

The following table presents Summit's, as well as Summit Community's, actual and required minimum capital amounts and ratios as of September 30, 2018 and December 31, 2017 under the Basel III Capital Rules.  The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
CET1 (to risk weighted assets)
Summit	$192,823	11.1%	N/A	N/A	N/A	N/A
Summit Community	207,725	12.0%	121,173	7.0%	112,518	6.5%
Tier I Capital (to risk weighted assets)
Summit	211,823	12.2%	N/A	N/A	N/A	N/A
Summit Community	207,725	12.0%	147,139	8.5%	138,483	8.0%
Total Capital (to risk weighted assets)
Summit	224,767	12.9%	N/A	N/A	N/A	N/A
Summit Community	220,669	12.7%	182,443	10.5%	173,755	10.0%
Tier I Capital (to average assets)
Summit	211,823	10.1%	N/A	N/A	N/A	N/A
Summit Community	207,725	9.9%	83,929	4.0%	104,912	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
CET1 (to risk weighted assets)
Summit	177,010	10.6%	116,893	7.0%	108,544	6.5%
Summit Community	195,008	11.7%	116,671	7.0%	108,338	6.5%
Tier I Capital (to risk weighted assets)
Summit	196,010	11.8%	141,194	8.5%	132,888	8.0%
Summit Community	195,008	11.7%	141,672	8.5%	133,339	8.0%
Total Capital (to risk weighted assets)
Summit	208,575	12.5%	175,203	10.5%	166,860	10.0%
Summit Community	207,573	12.5%	174,361	10.5%	166,058	10.0%
Tier I Capital (to average assets)
Summit	196,010	9.4%	83,409	4.0%	104,261	5.0%
Summit Community	195,008	9.4%	82,982	4.0%	103,728	5.0%

NOTE  14.  SEGMENT INFORMATION

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

	Three Months Ended September 30, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$17,441	$—	$—	$(228)	$—	$17,213
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	16,941	—	—	(228)	—	16,713
Other income	2,490	687	1,034	389	(389)	4,211
Other expenses	10,696	551	879	621	(389)	12,358
Income (loss) before income taxes	8,735	136	155	(460)	—	8,566
Income tax expense (benefit)	1,677	33	43	(86)	—	1,667
Net income (loss)	$7,058	$103	$112	$(374)	$—	$6,899
Inter-segment revenue (expense)	$(359)	$—	$(30)	$389	$—	$—
Average assets	$2,130,483	$—	$6,121	$234,693	$(257,897)	$2,113,400
Capital expenditures	$1,411	$—	$11	$—	$—	$1,422

	Three Months Ended September 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$17,408	$—	$—	$(176)	$—	$17,232
Provision for loan losses	375	—	—	—	—	375
Net interest income after provision for loan losses	17,033	—	—	(176)	—	16,857
Other income	2,408	589	1,003	491	(491)	4,000
Other expenses	10,844	546	814	734	(491)	12,447
Income (loss) before income taxes	8,597	43	189	(419)	—	8,410
Income tax expense (benefit)	2,482	16	92	(110)	—	2,480
Net income (loss)	$6,115	$27	$97	$(309)	$—	$5,930
Inter-segment revenue (expense)	$(451)	$—	$(40)	$491	$—	$—
Average assets	$2,110,832	$—	$6,288	$217,928	$(246,788)	$2,088,260
Capital expenditures	$1,497	$—	$—	$—	$—	$1,497

	Nine Months Ended September 30, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$52,385	$—	$—	$(640)	$—	$51,745
Provision for loan losses	1,750	—	—	—	—	1,750
Net interest income after provision for loan losses	50,635	—	—	(640)	—	49,995
Other income	8,052	2,026	3,157	1,166	(1,166)	13,235
Other expenses	32,270	1,561	2,728	2,014	(1,166)	37,407
Income (loss) before income taxes	26,417	465	429	(1,488)	—	25,823
Income tax expense (benefit)	5,251	112	111	(273)	—	5,201
Net income (loss)	$21,166	$353	$318	$(1,215)	$—	$20,622
Inter-segment revenue (expense)	$(1,077)	$—	$(89)	$1,166	$—	$—
Average assets	$2,135,416	$—	$6,059	$229,597	$(252,772)	$2,118,300
Capital expenditures	$4,178	$—	$24	$86	$—	$4,288

	Nine Months Ended September 30, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$49,220	$—	$—	$(511)	$—	$48,709
Provision for loan losses	875	—	—	—	—	875
Net interest income after provision for loan losses	48,345	—	—	(511)	—	47,834
Other income	6,280	1,284	2,932	1,473	(1,473)	10,496
Other expenses	41,351	1,219	2,495	1,807	(1,473)	45,399
Income (loss) before income taxes	13,274	65	437	(845)	—	12,931
Income tax expense (benefit)	3,386	24	190	(261)	—	3,339
Net income (loss)	$9,888	$41	$247	$(584)	$—	$9,592
Inter-segment revenue (expense)	$(1,353)	$—	$(120)	$1,473	$—	$—
Average assets	$1,994,042	$—	$6,197	$203,459	$(232,211)	$1,971,487
Capital expenditures	$5,544	$—	$36	$92	$—	$5,672

NOTE  15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of September 30, 2018 and December 31, 2017 follows:

	September 30, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$284	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,543	$1,063	$—	$—

	December 31, 2017
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,057	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,965	$312	$—	$—

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

The following presents the financial effects of adjustments recognized in the statement of income for the three months and nine months ended September 30, 2018 and 2017 related to business combinations that occurred during 2016 and 2017.

	Income increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Interest and fees on loans	$38	$224	$239	$712
Interest expense on deposits	48	76	162	167
Amortization of intangibles	(363)	(398)	(1,111)	(825)
Income before income tax expense	$(277)	$(98)	$(710)	$54

Pending Peoples Acquisition

On July 24, 2018, we entered into a Definitive Merger Agreement with Peoples Bankshares, Inc. ("Peoples"). Pursuant to the terms of the merger agreement, Summit will acquire all of the outstanding shares of common stock of Peoples in exchange for cash in the amount of $47.00 per share or 1.7193 shares of Summit common stock. Peoples shareholders will have a right to receive cash, Summit’s common stock or a combination of cash and Summit common stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total merger consideration received by Peoples shareholders is subject to an adjustment if Peoples’ adjusted shareholders’ equity as of the effective date of the merger deviates from the range mutually determined by the parties. Peoples' assets approximated $134 million at September 30, 2018.
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

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and nine months ending September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(472)	$(912)	$(986)
Other comprehensive income (loss) before reclassification	—	255	(2,168)	(1,913)
Amounts reclassified from accumulated other comprehensive income	—	—	(6)	(6)
Net current period other comprehensive income (loss)	—	255	(2,174)	(1,919)
Ending balance	$398	$(217)	$(3,086)	$(2,905)

	For the Three Months Ended September 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$219	$(2,238)	$1,712	$(307)
Other comprehensive income before reclassification	—	313	399	712
Amounts reclassified from accumulated other comprehensive income	—	—	(16)	(16)
Net current period other comprehensive income	—	313	383	696
Ending balance	$219	$(1,925)	$2,095	$389

	For the Nine Months Ended September 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification	—	1,347	(5,355)	(4,008)
Amounts reclassified from accumulated other comprehensive income	—	—	(629)	(629)
Net current period other comprehensive income (loss)	—	1,347	(5,984)	(4,637)
Ending balance	$398	$(217)	$(3,086)	$(2,905)

	For the Nine Months Ended September 30, 2017
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,905)	$(357)	$(3,262)
Other comprehensive income before reclassification	219	980	2,489	3,688
Amounts reclassified from accumulated other comprehensive income	—	—	(37)	(37)
Net current period other comprehensive income	219	980	2,452	3,651
Ending balance	$219	$(1,925)	$2,095	$389

NOTE 18. INCOME TAXES

Our income tax expense for the three months ended September 30, 2018 and September 30, 2017 totaled $1.7 million and $2.5 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017 our income tax expense totaled $5.2 million and $3.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2018 and 2017 was 19.5% and 29.5%, respectively, and for the nine months ended September 30, 2018 and 2017 were 20.1% and 25.8%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2018 and 2017 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(3.1)%	(5.1)%	(3.0)%	(8.8)%
State income taxes, net of Federal income tax benefit	2.1%	1.8%	2.2%	1.8%
Low-income housing and rehabilitation tax credits	(0.9)%	(2.3)%	(1.1)%	(1.5)%
Other, net	0.4%	0.1%	1.0%	(0.7)%
Effective income tax rate	19.5%	29.5%	20.1%	25.8%

The components of applicable income tax expense for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Current
Federal	$1,410	$2,436	$4,628	$3,315
State	228	251	737	388
	1,638	2,687	5,365	3,703
Deferred
Federal	25	(190)	(142)	(333)
State	4	(17)	(22)	(31)
	29	(207)	(164)	(364)
Total	$1,667	$2,480	$5,201	$3,339

NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income and mortgage banking revenue are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. With the exception of gains or losses on sales of foreclosed properties, all of our revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income in the Consolidated Statements of Income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of September 30, 2018, remaining performance obligations consisted of insurance products with an original expected length of one year or less.
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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

Dollars in thousands	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Service fees on deposit accounts	$1,215	$3,421
Bank card revenue	793	2,343
Trust and wealth management fees	687	2,026
Insurance commissions	1,062	3,188
Other	53	189
Net revenue from contracts with customers	3,810	11,167
Non-interest income within the scope of other ASC topics	401	2,068
Total noninterest income	$4,211	$13,235

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the three and nine months ended September 30, 2018, net losses on sales of foreclosed properties were $(18,000) and $(11,800) .

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

OVERVIEW

On April 1, 2017, we acquired First Century Bankshares, Inc. ("FCB") and its subsidiary, First Century Bank, headquartered in Bluefield, West Virginia. FCB's results are included in our financial statements from the acquisition date forward, significantly impacting comparisons to the prior-year nine-month period.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our FCB acquisition and organic loan growth, average interest earning assets increased by 7.76% for the first nine months in 2018 compared to the same period of 2017 while our net interest earnings on a tax equivalent basis increased 4.48%.  Our tax equivalent net interest margin decreased 11 basis points as our yield on interest earning assets increased 16 basis points while our cost of interest bearing funds increased 34 basis points.

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
BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 14 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Community banking	$7,058	$6,115	$21,166	$9,888
Trust and wealth management	103	27	353	41
Insurance services	112	97	318	247
Parent	(374)	(309)	(1,215)	(584)
Consolidated net income	$6,899	$5,930	$20,622	$9,592

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2018 increased to $20.6 million or $1.66 per diluted share from $9.6 million or $0.81 per diluted share for the same period of 2017. Net income for the three months ended September 30, 2018 was $6.9 million, or $0.55 per diluted share, compared to $5.9 million, or $0.48 per diluted share for the same period of 2017. The lower earnings for the nine months ended September 30, 2017 were primarily attributable to the charge for a $9.9 million pre-tax litigation settlement recognized in the first quarter of 2017. Otherwise, net income for the nine months ended September 30, 2018, compared to the same period of 2017, was positively impacted by increased net interest income, increased fee income including trust and wealth management fees and fees related to deposit accounts, larger gains on sales of securities and fewer merger expenses being incurred during 2018 while being negatively impacted by generally higher operating expenses due to the FCB acquisition.  Net income for the quarter ended September 30, 2018, compared to the same period of 2017, was positively impacted by increased fee income including trust and wealth management fees and fees related to deposit accounts. Returns on average equity and assets for the first nine months of 2018 were 13.28% and 1.30%, respectively, compared with 7.06% and 0.65% for the same period of 2017.

FCB’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our nine months ended September 30, 2018 results reflect increased levels of average balances, income and expense as compared to the same periods of 2017 results. At consummation (prior to fair value acquisition adjustments), FCB had total assets of $406.2 million, net loans of $226.5 million, and deposits of $349.7 million.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income. Due to increases in interest earnings assets and interest bearing liabilities from the FCB acquisition and recent FOMC increases to its target Federal funds rate, we have experienced higher levels of net interest income but a decreased net interest margin for the nine months ended September 30, 2018 compared to September 30, 2017.

Q3 2018 compared to Q2 2018

For the quarter ended September 30, 2018, our net interest income on a fully taxable-equivalent basis decreased $44,000 to $17.55 million compared to $17.60 million for the quarter end June 30, 2018. Our taxable-equivalent earnings on interest earning assets increased $420,000, while the cost of interest bearing liabilities increased $464,000 (see Tables I and II).

For the three months ended September 30, 2018 average interest earning assets remained unchanged at $1.97 billion compared to the three months ended June 30, 2018, while average interest bearing liabilities also remained unchanged at $1.67 billion for the three months ended June 30, 2018 and for the three months ended September 30, 2018.

For the quarter ended September 30, 2018, our net interest margin decreased to 3.53%, compared to 3.58% for the linked quarter, as the yields on earning assets increased 3 basis points, while the cost of our interest bearing funds increased by 10 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.51% and 3.56% for the three months ended September 30, 2018 and June 30, 2018.

Q3 2018 compared to Q3 2017

For the quarter ended September 30, 2018, our net interest income on a fully taxable-equivalent basis decreased $334,000 to $17.55 million compared to $17.89 million for the quarter end September 30, 2017. Our taxable-equivalent earnings on interest earning assets increased $1.4 million, while the cost of interest bearing liabilities increased $1.8 million (see Tables I and II).

For the three months ended September 30, 2018 average interest earning assets increased 1.4% to $1.97 billion compared to $1.94 billion for the three months ended September 30, 2017, while average interest bearing liabilities increased 0.5% from $1.66 billion for the three months ended September 30, 2017 to $1.67 billion for the three months ended September 30, 2018.

For the quarter ended September 30, 2018, our net interest margin decreased to 3.53%, compared to 3.65% for the same period of 2017, as the yields on earning assets increased 23 basis points, while the cost of our interest bearing funds increased by 42 basis points. The yields on earning assets increased at a slower pace primarily due to lower taxable-equivalent yields on tax-exempt interest earning assets resulting from reduction in the corporate income tax rate upon enactment of Tax Cuts and Jobs Act ("TCJA").

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.51% and 3.59% for the three months ended September 30, 2018 and 2017.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	September 30, 2018			June 30, 2018			September 30, 2017
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,615,700	$21,154	5.19%	$1,618,726	$20,820	5.16%	$1,539,945	$19,387	4.99%
Tax-exempt (2)	15,688	178	4.50%	15,800	180	4.57%	16,314	158	3.84%
Securities
Taxable	155,574	1,227	3.13%	160,632	1,240	3.10%	198,913	1,283	2.56%
Tax-exempt (2)	146,174	1,443	3.92%	136,984	1,346	3.94%	145,599	1,714	4.67%
Federal funds sold and interest bearing deposits with other banks	38,642	138	1.42%	38,936	134	1.38%	42,926	149	1.38%
Total interest earning assets	1,971,778	24,140	4.86%	1,971,078	23,720	4.83%	1,943,697	22,691	4.63%
Noninterest earning assets
Cash & due from banks	9,326			9,100			9,591
Premises and equipment	36,533			35,721			33,667
Property held for sale	21,591			21,435			23,185
Other assets	87,037			86,638			90,538
Allowance for loan losses	(12,865)			(12,541)			(12,418)
Total assets	$2,113,400			$2,111,431			$2,088,260
Interest bearing liabilities
Interest bearing demand deposits	$486,107	$1,168	0.95%	$457,016	$901	0.79%	$384,539	$323	0.33%
Savings deposits	312,467	857	1.09%	332,809	798	0.96%	365,150	637	0.69%
Time deposits	616,657	2,689	1.73%	640,626	2,610	1.63%	636,424	2,003	1.25%
Short-term borrowings	211,211	1,436	2.70%	187,475	1,242	2.66%	205,536	1,160	2.24%
Long-term borrowings and capital trust securities	39,265	437	4.42%	52,147	572	4.40%	65,346	681	4.13%
Total interest bearing liabilities	1,665,707	6,587	1.57%	1,670,073	6,123	1.47%	1,656,995	4,804	1.15%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	219,986			219,134			217,760
Other liabilities	15,447			15,608			17,414
Total liabilities	1,901,140			1,904,815			1,892,169

Shareholders' equity	212,260			206,616			196,091
Total liabilities and shareholders' equity	$2,113,400			$2,111,431			$2,088,260
Net interest earnings		$17,553			$17,597			$17,887
Net yield on interest earning assets			3.53%			3.58%			3.65%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for the three months ended September 30, 2018 and June 30, 2018 and 35% for the three months ended September 30, 2017. The tax equivalent adjustment resulted in an increase in interest income of $340,000, $322,000, and $655,000 for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, respectively.

Table II - Changes in Interest Margin Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	September 30, 2018 vs. June 30, 2018			September 30, 2018 vs. September 30, 2017
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$10	$324	$334	$975	$792	$1,767
Tax-exempt	—	(2)	(2)	(6)	26	20
Securities
Taxable	(29)	16	(13)	(311)	255	(56)
Tax-exempt	104	(7)	97	7	(278)	(271)
Federal funds sold and interest bearing deposits with other banks	(1)	5	4	(15)	4	(11)
Total interest earned on interest earning assets	84	336	420	650	799	1,449

Interest paid on:
Interest bearing demand deposits	63	204	267	105	740	845
Savings deposits	(48)	107	59	(103)	323	220
Time deposits	(90)	169	79	(64)	750	686
Short-term borrowings	173	21	194	33	243	276
Long-term borrowings and capital trust securities	(137)	2	(135)	(288)	44	(244)
Total interest paid on interest bearing liabilities	(39)	503	464	(317)	2,100	1,783

Net interest income	$123	$(167)	$(44)	$967	$(1,301)	$(334)

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,615,427	$62,196	5.15%	$1,452,840	$54,487	5.01%
Tax-exempt (2)	15,929	542	4.55%	14,223	602	5.66%
Securities
Taxable	169,177	3,839	3.03%	199,995	3,742	2.50%
Tax-exempt (2)	138,539	4,078	3.94%	124,860	4,392	4.70%
Federal funds sold and interest bearing deposits with other banks	39,075	412	1.41%	43,862	466	1.42%
Total interest earning assets	1,978,147	71,067	4.80%	1,835,780	63,689	4.64%
Noninterest earning assets
Cash & due from banks	9,459			8,071
Premises and equipment	35,620			30,904
Property held for sale	21,452			24,393
Other assets	86,337			84,390
Allowance for loan losses	(12,715)			(12,051)
Total assets	$2,118,300			$1,971,487
Interest bearing liabilities
Interest bearing demand deposits	$455,637	$2,701	0.79%	$342,358	$722	0.28%
Savings deposits	330,420	2,373	0.96%	365,068	1,879	0.69%
Time deposits	626,587	7,498	1.60%	602,175	5,386	1.20%
Short-term borrowings	214,005	4,084	2.55%	200,929	3,233	2.15%
Long-term borrowings and capital trust securities	52,155	1,696	4.35%	65,725	2,012	4.09%
Total interest bearing liabilities	1,678,804	18,352	1.46%	1,576,255	13,232	1.12%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	216,701			196,019
Other liabilities	15,778			17,990
Total liabilities	1,911,283			1,790,264

Shareholders' equity - common	207,017			181,223
Total liabilities and shareholders' equity	$2,118,300			$1,971,487
Net interest earnings		$52,715			$50,457
Net yield on interest earning assets			3.56%			3.67%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively. The tax equivalent adjustment resulted in an increase in interest income of $970,000 and $1,748,000 for the nine months ended September 30, 2018 and 2017, respectively.

Table IV - Changes in Interest Margin Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2018 versus September 30, 2017
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$6,229	$1,480	$7,709
Tax-exempt	67	(127)	(60)
Securities
Taxable	(629)	726	97
Tax-exempt	449	(763)	(314)
Federal funds sold and interest bearing deposits with other banks	(51)	(3)	(54)
Total interest earned on interest earning assets	6,065	1,313	7,378

Interest paid on:
Interest bearing demand deposits	306	1,673	1,979
Savings deposits	(192)	686	494
Time deposits	226	1,886	2,112
Short-term borrowings	220	631	851
Long-term borrowings and capital trust securities	(435)	119	(316)
Total interest paid on interest bearing liabilities	125	4,995	5,120

Net interest income	$5,940	$(3,682)	$2,258

Noninterest Income

Total noninterest income for the nine months ended September 30, 2018 increased 26.1% compared to same period in 2017 principally due to increased trust and wealth management fees and service fees on deposit accounts as a result of the FCB acquisition and increased gains on sales of securities. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Insurance commissions	$1,062	$1,043	$3,188	$3,000
Trust and wealth management fees	687	589	2,026	1,284
Service charges on deposit accounts	1,215	1,162	3,421	2,910
Bank card revenue	793	738	2,343	1,955
Realized securities gains	8	26	828	58
Bank owned life insurance income	250	255	773	758
Other	196	187	656	531
Total	$4,211	$4,000	$13,235	$10,496

Noninterest Expense

Total noninterest expense was nearly unchanged for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. Total noninterest expense decreased 17.6% for the nine months ended September 30, 2018, as compared to the same period in 2017. Excluding the $9.9 million litigation charge during 2017, total noninterest expense increased 5.4%

with higher salaries, commissions, and employee benefits having the largest negative impact and fewer merger expenses during 2018 having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2018	$	%	2017	2018	$	%	2017
Salaries, commissions, and employee benefits	$6,806	$196	3.0%	$6,610	$20,550	$1,995	10.8%	$18,555
Net occupancy expense	856	9	1.1%	847	2,528	289	12.9%	2,239
Equipment expense	1,118	25	2.3%	1,093	3,271	412	14.4%	2,859
Professional fees	503	130	34.9%	373	1,222	210	20.8%	1,012
Advertising and public relations	170	33	24.1%	137	461	68	17.3%	393
Amortization of intangibles	413	(35)	(7.8)%	448	1,261	287	29.5%	974
FDIC premiums	210	(100)	(32.3)%	310	690	(125)	(15.3)%	815
Bank card expense	384	(11)	(2.8)%	395	1,080	(33)	(3.0)%	1,113
Foreclosed properties expense, net of losses	169	(64)	(27.5)%	233	843	19	2.3%	824
Litigation settlement	—	—	—%	—	—	(9,900)	N/A	9,900
Merger-related expenses	86	75	(100.0)%	11	86	(1,489)	N/A	1,575
Other	1,643	(347)	(17.4)%	1,990	5,415	275	5.4%	5,140
Total	$12,358	$(89)	(0.7)%	$12,447	$37,407	$(7,992)	(17.6)%	$45,399

Salaries, commissions, and employee benefits: These expenses are 10.8% higher in the first nine months of 2018 compared to first nine months of 2017 due to an increase in number of employees, primarily those in conjunction with the FCB acquisition, and general merit raises.

Net occupancy expense: The increase in net occupancy expense for the nine months ended September 30, 2018 is primarily due to the acquired FCB locations.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition in Q2 2017.

Amortization of intangibles: Amortization of intangibles increased for the nine months ended September 30, 2018 as a result of the additional amortization of the core deposit intangible associated with the FCB acquisition.

Litigation settlement: We recorded a $9.9 million pre-tax charge in Q1 2017 as full resolution of the ResCap Litigation which had been pending since 2014.

Other: The increase in other expenses for the nine months ended September 30, 2018 is primarily due to increased operating expenses as a result of the acquisition of FCB.

Income Taxes

Our income tax expense for the three months ended September 30, 2018 and September 30, 2017 totaled $1.7 million and $2.5 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017 our income tax expense totaled $5.2 million and $3.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2018 and 2017 was 19.5% and 29.5%, respectively and for the nine months ended September 30, 2018 and September 30, 2017 was 20.1% and 25.8%. This decrease in effective rate is primarily attributable to the recent enactment of the TCJA and our increased portfolio of tax-exempt municipal securities. Refer to Note 18 on page 38 for further information regarding our income taxes.

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

We recorded $1,750,000 and $875,000 provision for loan losses for the first nine months of 2018 and 2017. The increase is primarily due to recent higher loss experience.

As illustrated in Table VII below, our non-performing assets have increased since year end 2017.

Table VII - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2018	2017	2017
Accruing loans past due 90 days or more	$2,215	$35	$274
Nonaccrual loans
Commercial	801	757	696
Commercial real estate	3,099	2,773	2,927
Commercial construction and development	—	—	—
Residential construction and development	3,200	3,931	3,569
Residential real estate	7,575	8,082	7,656
Consumer	80	494	201
Total nonaccrual loans	14,755	16,037	15,049
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,762	1,988	1,789
Commercial construction and development	6,790	7,392	7,392
Residential construction and development	11,614	11,852	11,182
Residential real estate	1,851	1,390	1,107
Total foreclosed properties	22,017	22,622	21,470
Repossessed assets	5	12	68
Total nonperforming assets	$38,992	$38,706	$36,861
Total nonperforming loans as a percentage of total loans	1.03%	1.02%	0.95%
Total nonperforming assets as a percentage of total assets	1.82%	1.84%	1.73%
Allowance for loan losses as a percentage of nonperforming loans	76.28%	77.56%	82.00%
Allowance for loan losses as a percentage of period end loans	0.79%	0.79%	0.78%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2018 and 2017.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Beginning balance	$21,606	$23,592	$21,470	$24,504
Acquisitions	622	157	1,525	2,723
Improvements	323	50	1,118	269
Disposals	(496)	(1,086)	(1,638)	(4,336)
Writedowns to fair value	(38)	(91)	(458)	(538)
Balance September 30	$22,017	$22,622	$22,017	$22,622

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

At September 30, 2018 and December 31, 2017, our allowance for loan losses totaled $12.9 million, or 0.79% of total loans and $12.6 million, or 0.78% of total loans. If loans acquired by merger are excluded, the allowance for loan losses to total loans ratio at September 30, 2018 and December 31, 2017 would have been 0.87% and 0.91%, respectively. The allowance for loan losses is considered adequate to cover our current estimate of probable credit losses inherent in our loan portfolio.

At September 30, 2018 and December 31, 2017 we had approximately $22.0 million and $21.5 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.14 billion at September 30, 2018 and $2.13 billion at December 31, 2017.  Table IX below is a summary of significant changes in our financial position between December 31, 2017 and September 30, 2018.

Table IX - Summary of Significant Changes in Financial Position
	Balance December 31,	Increase (Decrease)	Balance September 30,
Dollars in thousands	2017		2018
Assets
Cash and cash equivalents	$52,631	$1,203	$53,834
Securities available for sale	328,723	(40,683)	288,040
Other investments	14,934	(702)	14,232
Loans, net	1,593,744	39,003	1,632,747
Property held for sale	21,470	547	22,017
Premises and equipment	34,209	2,679	36,888
Goodwill and other intangibles	27,513	(1,261)	26,252
Cash surrender value of life insurance policies	41,358	850	42,208
Other assets	19,658	2,851	22,509
Total Assets	$2,134,240	$4,487	$2,138,727

Liabilities
Deposits	$1,600,601	$50,463	$1,651,064
Short-term borrowings	250,499	(12,096)	238,403
Long-term borrowings	45,751	(45,012)	739
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	16,295	(919)	15,376

Shareholders' Equity	201,505	12,051	213,556

Total liabilities and shareholders' equity	$2,134,240	$4,487	$2,138,727

The following is a discussion of the significant changes in our financial position during the first nine months of 2018:

Securities available for sale: The net decrease of $40.7 million in securities available for sale is principally a result of sales of our lowest yielding mortgage-backed and municipal securities which funded loan growth, primarily in the commercial real estate portfolio.

Loans: Excluding mortgage warehouse lines of credit, loans grew $34.2 million during the nine months ended September 30, 2018, primarily in the commercial real estate portfolio.

Deposits and short-term borrowings: The net change in our deposits during the first nine months of 2018 resulted primarily from a net increase of $25 million in brokered certificates of deposit issued strategically prior to anticipated higher funding costs, $95 million growth in interest bearing checking accounts (primarily our indexed T-fund checking product), a $26 million reduction in direct certificates of deposit and $57 million decline in savings accounts. This net increase in deposits was used to pay off short-term FHLB advances.

Long-term borrowings: The decline in long-term borrowings resulted from the maturity of a long-term repurchase agreement during May 2018.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2018 and December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $916 million or 42.84% of total consolidated assets at September 30, 2018.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $758 million.  As of September 30, 2018 and December 31, 2017, these advances totaled approximately $234 million and $248 million, respectively.  At September 30, 2018, we had additional borrowing capacity of $524 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2018 was approximately $146 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2018 totaled $213.6 million compared to $201.5 million at December 31, 2017.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2018.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2018	$4	$—	$65
2019	18	—	200
2020	18	—	53
2021	20	—	31
2022	21	—	32
Thereafter	658	19,589	106
Total	$739	$19,589	$487

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2018 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2018
Commitments to extend credit:
Revolving home equity and credit card lines	$69,263
Construction loans	92,280
Other loans	177,079
Standby letters of credit	6,092
Total	$344,714

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is well-matched over the near-term. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment.  Net income would decrease in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would decrease our earnings due to the compression of earning asset yields and funding rates, while a steepening would increase earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2018.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.60%	1.67%
Up 200 basis points (1)	-0.80%	0.20%
Up 400 basis points (2)	-0.61%	-3.20%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2018, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2018 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	November 2, 2018