Form 10-K
period 2018-12-31
SUMMIT FINANCIAL GROUP INC
filed 2019-03-01
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2018, was approximately $290,798,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2019 was 12,803,918.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2019	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $2.20 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle and Southern regions of West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).  We also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.

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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally up to $75 million and providing owner-occupied real estate loans to individuals.  We typically do not seek credit relationships of more than $25 million but will consider larger lending relationships exhibiting above-average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $227.0 million as of December 31, 2018.  As of this date, we had loans approximating $94.5 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$4.5	million
Land development	$4.8	million
Land development - Finished building lots	$3.4	million
Construction:
Commercial, multifamily and other non-residential	$4.3	million
1-4 family residential, consumer borrower	$—
1-4 family residential, pre-sold, commercial borrower	$0.3	million
1-4 family residential, spec, commercial borrower	$3.5	million
Improved property:
Residential real estate - nonowner occupied	$13.5	million
Commercial real estate - owner occupied	$13.8	million
Commercial real estate - nonowner occupied	$31.5	million
Owner occupied 1-4 family	$14.1	million
Home equity	$0.8	million

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

Capital Requirements
Our bank subsidiary, Summit Community, is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Summit Community’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Summit Community’s regulatory capital ratios as of December 31, 2018 are set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 85. We believe, as of December 31, 2018, that our bank subsidiary met all capital adequacy requirements to which it was subject.
The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2018, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules.
On August 28, 2018, the FRB issued an interim final rule expanding the applicability of the FRB's small bank holding company policy statement, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. The interim final rule raises the small bank holding company policy statement's asset threshold from $1 billion to $3 billion in total consolidated assets, and as a result, the Company was exempted from all regulatory capital guidelines, to which it previously had been subject, until such time as its consolidated assets exceed $3 billion.

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
The federal bank regulatory agencies have issued joint guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and Summit Community, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also, pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. The Company continues to evaluate the proposed rules, both of which are subject to further rulemaking procedures.

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

Employees

At February 28, 2019, we employed 371 full-time equivalent employees.

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

These reports are available at the SEC’s website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	29
	b. Analysis of Net Interest Earnings	27
	c. Rate Volume Analysis of Changes in Interest Income and Expense	31
2.	Investment Portfolio
	a. Book Value of Investments	36
	b. Maturity Schedule of Investments	36
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	36
3.	Loan Portfolio
	a. Types of Loans	34
	b. Maturities and Sensitivity to Changes in Interest Rates	66
	c. Risk Elements	37
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	39
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	29-30
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	77
6.	Return on Equity and Assets	27
7.	Short-term Borrowings	77

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2018, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2018, our allowance for loan losses totaled $13.0 million, which represents approximately 0.77% of our total loans.  There is no precise method of predicting loan losses and therefore, we always face the risk that losses in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses. Our methodology for the determination of the adequacy of the allowance for loan losses is set forth in Note 8 of the accompanying consolidated financial statements.

The FDIC and the West Virginia Division of Financial Institutions review our allowance for loan and lease losses and may require us to establish additional allowances.  Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We do business with other financial institutions that could experience financial difficulty.

We do business through check clearing and the purchase and sale of loan participations with other financial institutions.  Because these financial institutions have many risks, as do we, we could be adversely affected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2018, brokered deposits totaled $220.5 million, or approximately 13.5% of our total deposits, compared to brokered deposits in the amount of $216.9 million or approximately 13.6% of our total deposits at December 31, 2017.  As of December 31, 2018, approximately $73.0 million in brokered deposits, or approximately 33.1% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2018, our FHLB borrowings maturing within one year totaled $304.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.   Page 40 of Management’s Discussion and Analysis of Financial Condition and Results of Operations shows three “stressed” liquidity circumstances and our related contingency plans with respect to each.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of Peoples Bankshares, Inc. ("Peoples") on January 1, 2019, the First Century Bankshares, Inc. ("FCB") acquisition in April 2017 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue additional shares, which could dilute the interests of our existing stockholders.

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

Our stock price can be volatile.

Stock price volatility may make it more difficult for our shareholders to resell their common stock when they want and at prices they find attractive.  Our stock price can fluctuate significantly in response to a variety of factors, including, but not limited to, general market fluctuations, industry factors and general economic and political conditions and events, interest rate changes, credit loss trends, or changes in government regulations.

The trading volume in our common stock is less than that of larger financial services companies.
Although our common stock is listed for trading on the NASDAQ, the trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fluctuate.

Our executive officers and directors own shares of our common stock, allowing management to have an impact on our corporate affairs.

As of February 25, 2019 our executive officers and directors beneficially own 12.48% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2018 and 2017.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2018, our total interest payments on these junior subordinated debentures approximated $875,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $244,000.

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

OTHER RISKS

Additional factors could have a negative effect on our financial performance and the value of our common stock.  These factors include, but are not limited to, general economic and financial market conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2018, Summit Community operated 30 banking offices.  Summit Insurance Services, LLC operates out of the Moorefield, West Virginia and Leesburg, Virginia, offices of Summit Community.

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

We believe that the premises occupied by us and our subsidiaries generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 75.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 84.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Capital Market under the symbol “SMMF.”

As of February 22, 2019, there were approximately 1,184 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

In September 2018, the Board of Directors authorized the open market repurchase of up to 500,000 shares of the issued and outstanding shares of Summit's common stock ("September 2018 Repurchase Plan"). The timing and quantity of purchases under this stock repurchase plan are at the discretion of management. The plan will expire December 31, 2019, but may be discontinued, suspended, or restarted at any time at the Company's discretion.

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan for the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	—	—
November 1, 2018 - November 30, 2018	41,423	20.80	41,423	458,577
December 1, 2018 - December 31, 2018	41,000	20.00	41,000	417,577

(a)  Shares purchased under the September 2018 Repurchase Plan.

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the SNL Small Cap U.S. Bank Index for the five year period ending December 31, 2018.

The cumulative total shareholder return assumes a $100 investment on December 31, 2013 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Summit Financial Group, Inc.	100.00	120.08	123.23	291.79	284.34	213.35
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Small Cap U.S. Bank	100.00	105.40	115.43	163.66	171.65	153.83

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for each of the five (5) years ended December 31, 2018.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$95,409	$84,527	$64,091	$58,883	$57,626
Interest expense	25,612	18,380	15,084	12,867	15,241
Net interest income	69,797	66,147	49,007	46,016	42,385
Provision for loan losses	2,250	1,250	500	1,250	2,250
Net interest income after provision for loan losses	67,547	64,897	48,507	44,766	40,135
Noninterest income	17,422	14,427	11,600	11,861	11,223
Noninterest expense	49,873	57,745	34,802	33,632	35,324
Income before income taxes	35,096	21,579	25,305	22,995	16,034
Income tax expense	7,024	9,664	8,008	6,893	4,678
Net income	28,072	11,915	17,297	16,102	11,356
Dividends on preferred shares	—	—	—	—	771
Net income applicable to common shares	$28,072	$11,915	$17,297	$16,102	$10,585

Balance Sheet Data (at year end)
Assets	$2,200,586	$2,134,240	$1,758,647	$1,492,429	$1,443,568
Debt securities available for sale	293,147	328,586	266,405	280,715	282,827
Loans, net	1,682,005	1,593,744	1,307,862	1,079,331	1,019,842
Deposits	1,634,826	1,600,601	1,295,519	1,066,709	1,061,314
Short-term borrowings	309,084	250,499	224,461	171,394	123,633
Long-term borrowings	735	45,751	46,670	75,581	77,490
Shareholders' equity	219,830	201,505	155,360	143,744	131,644
Credit Quality
Net loan charge-offs	$1,768	$359	$298	$945	$3,742
Nonperforming assets	36,462	36,861	39,090	41,340	50,244
Allowance for loan losses	13,047	12,565	11,674	11,472	11,167
Per Share Data
Earnings per share
Basic earnings	$2.27	$1.00	$1.62	$1.56	$1.40
Diluted earnings	2.26	1.00	1.61	1.50	1.17
Book value per common share (at year end) (A)	17.85	16.30	14.47	13.48	12.60
Tangible book value per common share (at year end) (A)	15.75	14.08	13.20	12.78	11.86
Cash dividends	$0.53	$0.44	$0.40	$0.32	$—
Performance Ratios
Return on average equity	13.43%	6.40%	11.53%	11.62%	9.54%
Return on average tangible equity	16.09%	8.01%	12.38%	12.39%	10.37%
Return on average assets	1.32%	0.59%	1.08%	1.10%	0.80%
Equity to assets	10.0%	9.4%	8.8%	9.6%	9.1%
Tangible equity to tangible assets	8.9%	8.3%	8.1%	9.2%	8.6%
Tangible common equity to tangible assets	8.9%	8.3%	8.1%	9.2%	8.0%
Dividend payout ratio	23.3%	44.0%	24.7%	21.1%	—%

(A)	- Assumes conversion of outstanding convertible preferred stock in 2014.

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

DESCRIPTION OF BUSINESS

We are a $2.20 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our three operating segments:  community banking, trust and wealth management and insurance.  Our community bank, Summit Community Bank, Inc. has a total of 33 banking offices located in West Virginia and Virginia.  Our trust and wealth management division offers trust services and other non-bank financial products principally within our community bank's market area. In addition, we also operate Summit Insurance Services, LLC in Moorefield, West Virginia and Leesburg, Virginia, which provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services. See Note 19 of the accompanying consolidated financial statements for our segment information.  Summit Financial Group, Inc. employs approximately 371 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2018

•	Our earnings per diluted share increased from $1.00 in 2017 to $2.26 in 2018.

•	Our return on average equity and return on average tangible equity increased from 6.40% to 13.43% and 8.01% to 16.09%, respectively.

•
2018 net income was $28.07 million ($2.26 per diluted share) compared to $11.92 million ($1.00 per diluted share) in 2017. 2017 earnings were negatively impacted by a $9.9 million (or $6.2 million after-tax or $0.52 per diluted share) litigation settlement charge and a $3.5 million ($0.29 per diluted share) tax charge due to enactment of the Tax Cuts and Jobs Act ("TCJA").

•	Net interest margin decreased 10 basis points in 2018, principally due to a 37 basis point increase in funding costs compared to a 21 basis point increase in our yield on interest earning assets.

•	Net revenues increased $6.6 million, or 8.2 percent during 2018 primarily as result of the First Century Bankshares, Inc. ("FCB") acquisition.

•	We achieved loan growth, excluding mortgage warehouse lines of credit, of 5.1 percent, or $80.4 million during 2018.

•	Nonperforming assets declined to their lowest level since 2008, representing 1.66 percent of total assets at year end 2018 compared to 1.73 percent at the prior year end.

•	During 2018, provisions for loan losses increased by $1.0 million, primarily due to higher levels of loan net charge-offs during 2018 and loan growth.

•	Cash dividends paid on our common stock in 2018 totaled $0.53 per share compared to $0.44 paid per share in 2017.

•
On July 24, 2018, we entered into a Definitive Merger Agreement with Mullens, West Virginia-based Peoples Bankshares, Inc. ("Peoples") and its subsidiary, First Peoples Bank. The transaction closed on January 1, 2019. At consummation, Peoples had total assets of $133.1 million, loans of $42.3 million and deposits of $112.9 million.

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2019, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and reductions in overall levels of problem assets.

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

Fair Value Measurements:  Fair value is based upon the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants, including, but not limited to, property held for sale, impaired loans and derivatives. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) . Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

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

BUSINESS SEGMENT RESULTS

We are organized and managed along three major business segments, as described in Note 19 of the accompanying consolidated financial statements.  The results of each business segment are intended to reflect each segment as if it were a stand alone business.  Net income by segment follows:

Dollars in thousands	2018	2017	2016
Community banking	$28,701	$12,365	$18,314
Trust and wealth management	417	95	21
Insurance services	461	514	169
Parent	(1,507)	(1,059)	(1,207)
Consolidated net income	$28,072	$11,915	$17,297

RESULTS OF OPERATIONS

Earnings Summary

Net income increased 135.6% during 2018 to $28.1 million, compared to $11.9 million in 2017, which was 31.1% less than 2016's $17.3 million. Net income was $2.26, $1.00 and $1.61 per diluted share for 2018, 2017 and 2016, respectively, representing a 126.0% increase in 2018 and a 37.9% decrease in 2017. Return on average equity was 13.43% in 2018 compared to 6.40% in 2017 and 11.53% in 2016. Return on average assets for the year ended December 31, 2018 was 1.32% compared to 0.59% in 2017 and 1.08% in 2016.

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

2018 net income was positively impacted by higher net interest income of $3.7 million (or $0.29 per diluted share), $790,000 growth in trust and wealth management fees ($0.06 per diluted share), $522,000 increased deposit account-related fees ($0.08 per diluted share) and $2.6 million ($0.25 per diluted share) in lower income tax expense as result of TCJA’s lower income tax rates. Excluding 2017's litigation charge, higher total noninterest expense of $2.0 million ($0.16 per diluted share) partially offset these positive impacts.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2014 through 2018 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $71.1 million, $68.6 million and $50.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, representing an increase of 3.7% in 2018 and 35.5% in 2017.  During 2018, 2017 and 2016, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2018, our earnings on interest earning assets increased $9.7 million due to both higher volumes and higher yields, while the cost of interest bearing liabilities increased $7.2 million due to higher cost of funds.

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

Total average earning assets increased 6.4% to $1.99 billion for 2018 from $1.87 billion in 2017.  Total average interest bearing liabilities increased 5.2% to $1.69 billion at December 31, 2018, compared to $1.60 billion at December 31, 2017.

Our net interest margin was 3.57% for 2018 compared to 3.67% and 3.39% for 2017 and 2016, respectively.  Our net interest margin decreased 10 basis points during 2018 as the cost of funds increased 37 basis points while yields on interest earning assets increased 21 basis points. The 2018 increase in yields on interest earning assets was negatively impacted by lower taxable equivalent adjustments to interest earned on tax-exempt securities and loans as a result of enactment of the TCJA in late

2017, which lowered our statutory corporate Federal income tax rate effective January 1, 2018, from 35% to 21%. Our net interest margin increased 28 basis points in 2017 primarily due to the 25 basis point increase in yield on interest earning assets. See Tables I and II for further details regarding changes in volumes and rates of average assets and liabilities and how those changes affect our net interest income.

Assuming no significant unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term primarily due to continuing expected growth in earning assets, primarily loans. We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.
See the “Market Risk Management” section for discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balances - Assets, Liabilities and Shareholders' Equity,
Interest Earnings & Expenses and Average Yields/Rates
	Average Balances
Dollars in thousands	2018	2017	2016	2015	2014
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,626,725	$1,480,601	$1,177,445	$1,049,172	$984,723
Tax-exempt (2)	15,776	14,899	14,628	13,706	7,823
Securities
Taxable	170,912	200,596	202,795	209,316	211,700
Tax-exempt (2)	136,913	129,342	79,571	77,280	81,549
Interest bearing deposits with other banks	38,148	43,400	19,211	8,878	9,325
	1,988,474	1,868,838	1,493,650	1,358,352	1,295,120
Noninterest earning assets
Cash and due from banks	9,517	8,492	3,968	3,839	3,756
Premises and equipment	36,025	31,750	21,858	20,707	20,346
Other assets	107,856	109,456	90,957	94,996	112,504
Allowance for loan losses	(12,830)	(12,196)	(10,836)	(11,307)	(11,724)
Total assets	$2,129,042	$2,006,340	$1,599,597	$1,466,587	$1,420,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$471,725	$358,225	$220,708	$208,160	$192,190
Savings deposits	320,184	363,949	306,312	255,186	238,340
Time deposits	621,659	609,156	491,652	481,732	513,110
Short-term borrowings	228,142	205,743	190,876	151,102	100,786
Long-term borrowings and subordinated debentures	44,132	65,629	92,343	99,805	142,213
	1,685,842	1,602,702	1,301,891	1,195,985	1,186,639
Noninterest bearing liabilities
Demand deposits	218,541	200,707	128,894	116,995	104,262
Other liabilities	15,574	16,669	18,795	15,024	10,119
Total liabilities	1,919,957	1,820,078	1,449,580	1,328,004	1,301,020

Shareholders' equity - preferred	—	—	—	1,786	9,276
Shareholders' equity - common	209,085	186,262	150,017	136,797	109,706
Total shareholders' equity	209,085	186,262	150,017	138,583	118,982

Total liabilities and shareholders' equity	$2,129,042	$2,006,340	$1,599,597	$1,466,587	$1,420,002

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $839,000, $998,000 and $528,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for 2018 , 35% for 2017 and 34% for all other years presented. The taxable equivalent adjustment results in an increase in interest income of $1,280,000, $2,413,000, $1,589,000, $1,542,000 and $1,465,000 for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 respectively.

	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$84,716	$74,365	$56,439	$51,554	$50,078	5.21%	5.02%	4.79%	4.91%	5.09%
Tax-exempt (2)	718	835	820	779	533	4.55%	5.60%	5.61%	5.68%	6.81%
Securities
Taxable	5,341	5,071	4,395	4,328	4,692	3.13%	2.53%	2.17%	2.07%	2.22%
Tax-exempt (2)	5,375	6,060	3,853	3,756	3,780	3.93%	4.69%	4.84%	4.86%	4.64%
Interest bearing deposits with other banks	539	609	173	8	8	1.41%	1.40%	0.90%	0.09%	0.09%
Total assets	96,689	86,940	65,680	60,425	59,091	4.86%	4.65%	4.40%	4.45%	4.56%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$4,205	$1,169	$376	$251	$222	0.89%	0.33%	0.17%	0.12%	0.12%
Savings deposits	3,233	2,563	2,296	1,781	1,580	1.01%	0.70%	0.75%	0.70%	0.66%
Time deposits	10,237	7,478	6,292	6,304	7,193	1.65%	1.23%	1.28%	1.31%	1.40%
Short-term borrowings	5,993	4,473	2,288	525	306	2.63%	2.17%	1.20%	0.35%	0.30%
Long-term borrowings subordinated debentures	1,944	2,697	3,832	4,007	5,940	4.40%	4.11%	4.15%	4.01%	4.18%
Total interest bearing liabilities	25,612	18,380	15,084	12,868	15,241	1.52%	1.15%	1.16%	1.08%	1.28%

Net Interest Earnings	$71,077	$68,560	$50,596	$47,557	$43,850

Net Interest Margin						3.57%	3.67%	3.39%	3.50%	3.39%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2018 Versus 2017			2017 Versus 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$7,536	$2,815	$10,351	$15,117	$2,809	$17,926
Tax-exempt	47	(164)	(117)	15	—	15
Securities
Taxable	(818)	1,088	270	(48)	724	676
Tax-exempt	340	(1,025)	(685)	2,336	(129)	2,207
Interest bearing deposits with other banks	(74)	4	(70)	302	134	436
Total interest earned on interest earning assets	7,031	2,718	9,749	17,722	3,538	21,260
Interest paid on
Interest bearing demand deposits	469	2,567	3,036	321	472	793
Savings deposits	(337)	1,007	670	412	(145)	267
Time deposits	156	2,603	2,759	1,452	(266)	1,186
Short-term borrowings	522	998	1,520	191	1,994	2,185
Long-term borrowings and subordinated debentures	(935)	182	(753)	(1,099)	(36)	(1,135)
Total interest paid on interest bearing liabilities	(125)	7,357	7,232	1,277	2,019	3,296
Net interest income	$7,156	$(4,639)	$2,517	$16,445	$1,519	$17,964

Noninterest Income

Noninterest income totaled 0.82%, 0.72% and 0.73%, of average assets in 2018, 2017 and 2016, respectively.   Noninterest income totaled $17.4 million in 2018 compared to $14.4 million in 2017 and $11.6 million in 2016. The 2018 and 2017 increases are principally due to higher trust and wealth management fees and service fees related to deposit accounts as a result of the FCB acquisition in Q2 2017. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2018	2017	2016
Insurance commissions	$4,320	$4,005	$4,022
Trust and wealth management fees	2,653	1,863	449
Service charges on deposit accounts	4,631	4,109	2,656
Bank card revenue	3,152	2,697	1,869
Realized securities gains (losses), net	622	(14)	1,127
Bank owned life insurance income	1,022	1,017	1,054
Other	1,022	750	423
Total	$17,422	$14,427	$11,600

Noninterest Expense

Noninterest expense totaled $49.9 million, $57.7 million and $34.8 million, or 2.3%, 2.9% and 2.2% of average assets for each of the years ended December 31, 2018, 2017 and 2016.  Total noninterest expense decreased $7.9 million in 2018 compared to 2017 and increased $22.9 million in 2017 compared to 2016.  Our most notable changes in noninterest expense during 2018 were increased salaries, commissions and employee benefits and decreases in merger related expenses and the litigation settlement charge.  Table IV below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2018	$	%	2017	$	%	2016
Salaries, commissions and employee benefits	$27,478	$2,403	9.6%	$25,075	$5,502	28.1%	$19,573
Net occupancy expense	3,364	353	11.7%	3,011	913	43.5%	2,098
Equipment expense	4,411	457	11.6%	3,954	1,195	43.3%	2,759
Professional fees	1,607	240	17.6%	1,367	(148)	(9.8)%	1,515
Advertising and public relations	654	76	13.1%	578	133	29.9%	445
Amortization of intangibles	1,671	261	18.5%	1,410	1,163	470.9%	247
FDIC premiums	830	(235)	(22.1)%	1,065	190	21.7%	875
Bank card expense	1,475	43	3.0%	1,432	190	15.3%	1,242
Foreclosed properties expense, net of gains/losses	1,350	11	0.8%	1,339	1,173	706.6%	166
Litigation settlement	—	(9,900)	(100.0)%	9,900	9,900	n/a	—
Merger-related expense	144	(1,445)	(90.9)%	1,589	656	70.3%	933
Other	6,889	(136)	(1.9)%	7,025	2,076	41.9%	4,949
Total	$49,873	$(7,872)	(13.6)%	$57,745	$22,943	65.9%	$34,802

Salaries, commissions and employee benefits: These expenses are 10% higher in 2018 compared to 2017 primarily due to general merit increases and the increased average number of annual full-time equivalent employees related to the FCB acquisition in Q2 2017. These expenses are 28% higher in 2017 compared to 2016 primarily due to general merit increases and an increase in our average annual full-time equivalent employees, primarily those in conjunction with the FCB and HCB acquisitions.

Net occupancy expense: The 43.5% increase in 2017 is primarily due to the acquired FCB locations.

Equipment: The 2017 increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the FCB acquisition.

Amortization of intangibles: Amortization of intangibles increased during 2018 and 2017 as a result of the additional amortization of the core deposit intangibles associated with the FCB and HCB acquisitions.

FDIC premiums: FDIC premiums decreased 22% during 2018 primarily due to improvement in earnings and performance. FDIC premiums increased 21.7% during 2017 as a result of the significant increase in our balance sheet due to recent acquisitions, partially offset by lower premium rates caused by the FDIC's change in the factors used to compute its deposit insurance rates, effective the second half of 2016. These lower effective premium rates are expected to continue.

Merger-related expense: These 2017 and 2016 expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the FCB and HCB acquisitions. Such costs are expected to approximate $500,000 in 2019 relative to the Peoples acquisition.

Foreclosed properties expense, net of gains/losses: Foreclosed properties expense, net of gains/losses increased for 2017 as a result of higher repairs and maintenance of foreclosed properties, as well as the expenses attributable to the properties acquired in conjunction with the FCB acquisition and 2016 also included gains of $1.1 million related to sales of lots in two foreclosed residential subdivisions.

Litigation settlement: During 2017, we recorded a $9.9 million pre-tax charge as full resolution of the ResCap Litigation which had been pending since 2014. See the Legal Contingencies section of Note 17 Commitments and Contingencies in the accompanying notes to consolidated financial statements.

Other: Other expenses increased $2.1 million during 2017 primarily due to increased general operating costs due to the acquisitions of FCB and HCB.

Income Tax Expense

Income tax expense for the years ended December 31, 2018, 2017 and 2016 totaled $7.0 million, $9.7 million and $8.0 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for 2018, 2017 and 2016 were 20.0%, 44.8% and 31.6%, respectively. The 2018 decreased effective tax rate is due to the lower corporate income tax rates enacted late 2017 in conjunction with the Tax Cuts and Jobs Act (“TCJA”), which permanently lowered the federal corporate income tax rate to 21% from the prior maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. generally accepted accounting principles required companies to remeasure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of TCJA’s enactment and record the effects as income tax expense in the reporting period of enactment. We remeasured our deferred tax assets and deferred tax liabilities as of December 22, 2017, at the new federal corporate income tax rate of 21%, and recorded additional income tax expense of $3.5 million to reduce our net deferred tax assets, thus causing a higher effective tax rate for 2017. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2018 to $2.13 billion, an increase of 6.1% above 2017's average of $2.01 billion, and our year end December 31, 2018 assets were $66.3 million more than December 31, 2017.  Average assets increased 25.4% in 2017, from $1.60 billion in 2016.  Significant changes in the components of our balance sheet in 2018 and 2017 are discussed below.

Table V - Summary of Significant Changes in Financial Position 2018 versus 2017

	Balance December 31,	Increase (Decrease)	Balance December 31,
Dollars in thousands	2017		2018
Assets
Cash and cash equivalents	$52,631	$6,909	$59,540
Debt securities available for sale	328,586	(35,439)	293,147
Other investments	15,071	1,564	16,635
Loans, net	1,593,744	88,261	1,682,005
Property held for sale	21,470	(38)	21,432
Premises and equipment	34,209	3,344	37,553
Goodwill and other intangibles	27,513	(1,671)	25,842
Cash surrender value of life insurance policies	41,358	1,028	42,386
Other assets	19,658	2,354	22,012
Total Assets	$2,134,240	$66,312	$2,200,552

Liabilities
Deposits	$1,600,601	$34,225	$1,634,826
Short-term borrowings	250,499	58,585	309,084
Long-term borrowings	45,751	(45,016)	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	16,295	227	16,522

Shareholders' Equity	201,505	18,325	219,830

Total liabilities and shareholders' equity	$2,134,240	$66,346	$2,200,586

Table VI - Summary of Significant Changes in Financial Position 2017 versus 2016
		Increase (Decrease)
	Balance December 31,	Impact of FCB Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2016			2017
Assets
Cash and cash equivalents	$46,616	$39,053	$(33,038)	$52,631
Debt securities available for sale	266,405	100,735	(38,554)	328,586
Other investments	13,079	582	1,410	15,071
Loans, net	1,307,862	225,743	60,139	1,593,744
Property held for sale	24,504	2,377	(5,411)	21,470
Premises and equipment	23,737	6,174	4,298	34,209
Goodwill and other intangibles	13,652	15,056	(1,195)	27,513
Cash surrender value of life insurance policies	39,143	1,509	706	41,358
Other assets	23,649	3,593	(7,584)	19,658
Total Assets	$1,758,647	$394,822	$(19,229)	$2,134,240

Liabilities
Deposits	$1,295,519	$350,533	$(45,451)	$1,600,601
Short-term borrowings	224,461	7,309	18,729	250,499
Long-term borrowings	46,670	—	(919)	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	17,048	3,853	(4,606)	16,295

Shareholders' Equity	155,360	33,127	13,018	201,505

Total liabilities and shareholders' equity	$1,758,647	$394,822	$(19,229)	$2,134,240
Cash and Cash Equivalents

Included in the $33.0 million decrease in cash and cash equivalents during 2017 was the cash consideration of $15.0 million paid in conjunction with the FCB acquisition.

Loan Portfolio

Table VII depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table VII - Loans by Type
	2018		2017		2016		2015		2014
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$194,527	11.5%	$190,270	11.8%	$119,256	9.0%	$97,324	8.9%	$88,688	8.6%
Commercial real estate	833,392	49.1%	737,961	45.8%	586,014	44.3%	541,388	49.6%	475,343	46.0%
Construction and development	94,155	5.5%	101,022	6.3%	89,069	6.7%	75,648	6.9%	96,630	9.4%
Residential mortgage	491,441	28.9%	500,720	31.1%	406,293	30.7%	346,380	31.7%	340,269	33.0%
Mortgage warehouse lines	39,140	2.3%	30,757	1.9%	85,963	6.5%	—	—%	—	—%
Consumer	32,569	1.9%	36,302	2.3%	25,524	1.9%	19,297	1.8%	19,500	1.9%
Other	12,903	0.8%	13,245	0.8%	9,499	0.7%	11,683	1.1%	11,522	1.1%
Total loans	$1,698,127	100.0%	$1,610,277	100.0%	$1,321,618	100.0%	$1,091,720	100.0%	$1,031,952	100.0%

Total net loans averaged $1.6 billion in 2018, which represented 77% of total average assets compared to $1.5 billion in 2017, or 75% of total average assets. A continued improving economic environment in our market area contributed to 5.1% organic loan growth, excluding mortgage warehouse lines, which increased $8.4 million in 2018, primarily in the commercial real estate portfolio, following 2017's growth of 9.6% and 2016's growth of 7.9%.

Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2018.

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

Securities

Securities comprised approximately 13.3% of total assets at December 31, 2018 compared to 15.4% at December 31, 2017.  Average securities approximated $307.8 million for 2018 or 6.7% less than 2017's average of $329.9 million. The $38.6 million decrease in securities during 2018 was used to fund loan growth. In 2017, we obtained $100.7 million of available for sale securities in the FCB acquisition; the portfolio was restructured by selling $94 million of those securities and only $54 million of the proceeds were reinvested. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

The following table presents the fair value of our securities portfolio by type at December 31, 2018, 2017 and 2016.

Table VIII - Fair Value of Securities	December 31
Dollars in thousands	2018	2017	2016
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,140	$31,613	$15,174
Residential mortgage-backed securities:
Government-sponsored agencies	80,309	121,321	138,846
Nongovernment-sponsored entities	614	2,077	4,653
State and political subdivisions	19,243	17,677	—
Corporate debt securities	14,512	16,245	18,170
Asset-backed securities	25,175	—	—
Total taxable debt securities	165,993	188,933	176,843
Tax-exempt debt securities
State and political subdivisions	127,154	139,653	89,562
Total tax-exempt debt securities	127,154	139,653	89,562

Total available for sale securities	$293,147	$328,586	$266,405

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income in the period of such determination.

At December 31, 2018, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2018, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table IX - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$2,361	6.2%	$4,550	3.6%	$10,209	2.9%	$9,183	2.8%
Residential mortgage backed securities:
Government sponsored agencies	24,279	3.5%	48,128	3.4%	6,853	3.0%	1,623	2.7%
Nongovernment sponsored entities	279	3.8%	303	4.3%	29	5.3%	—	—%
State and political subdivisions	760	3.3%	3,736	3.5%	23,340	3.1%	118,523	3.6%
Corporate debt securities	—	—	1,000	4.5%	7,654	4.2%	6,153	5.9%
Asset-backed securities	4,682	3.2%	12,196	3.0%	8,410	3.0%	—	—%
Total	$32,361	3.7%	$69,913	3.4%	$56,495	3.2%	$135,482	3.6%

Deposits

Total deposits at December 31, 2018 increased $34.2 million or 2.1% compared to December 31, 2017. Total deposits at December 31, 2017 increased $305.1 million or 23.5% compared to December 31, 2016.  Deposits acquired in conjunction with the purchase of FCB totaled $350.0 million. We have strengthened our focus on growing core transaction accounts. During 2018, core transaction accounts grew $118.5 million or 18.8% while our internet-only high yielding savings product declined $38.1 million and direct CDs decreased $30.1 million as we were less aggressive on the pricing of these funds as there was more than ample funding and liquidity as result of the FCB acquisition.

Table X - Deposits
Dollars in thousands	2018	2017	2016	2015	2014
Noninterest bearing demand	$222,120	$217,493	$149,737	$119,010	$115,427
Interest bearing demand	523,257	410,606	262,591	215,721	204,030
Savings	284,173	358,168	337,348	266,825	253,578
Time deposits	605,276	614,334	545,843	465,153	488,279
Total deposits	$1,634,826	$1,600,601	$1,295,519	$1,066,709	$1,061,314

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2018.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $462.8 million at December 31, 2018.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $159.3 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2018, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less increased $58.6 million from $250.5 million at December 31, 2017 to $309.1 million at December 31, 2018.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $735,000 at December 31, 2018 consisted of a long-term FHLB advance and the $45.8 million at December 31, 2017 consisted primarily of structured repurchase agreements with unaffiliated institutions, which matured in 2018.  Long-term borrowings from the FHLB totaled $751,000 at December 31, 2017. During 2007, we entered into $110 million of structured repurchase agreements, with terms ranging from 5 to 10 years and call features ranging from 2 to 3.5 years in which they are callable by the purchaser.  These structured repurchase agreements totaled $45.0 million at December 31, 2017 and matured during 2018.  Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

ASSET QUALITY

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing troubled debt restructurings ("TDRs") are excluded from nonperforming loans.

Table XI presents a summary of nonperforming assets at December 31, as follows:

Table XI - Nonperforming Assets
Dollars in thousands	2018	2017	2016	2015	2014
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	237	—	—	—
Residential construction & development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	36	37	—	9	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	36	274	—	9	—
Nonaccrual loans
Commercial	935	696	298	853	392
Commercial real estate	3,238	2,927	4,845	5,955	1,844
Commercial construction & development	—	—	—	—	—
Residential construction & development	3,198	3,569	4,465	5,623	4,619
Residential real estate	7,506	7,656	4,815	3,245	5,556
Consumer	112	201	151	83	83
Total nonaccrual loans	14,989	15,049	14,574	15,759	12,494
Foreclosed properties
Commercial	—	—	—	—	110
Commercial real estate	1,762	1,789	1,749	1,300	5,204
Commercial construction & development	6,479	7,392	8,610	8,717	10,179
Residential construction & development	11,543	11,182	13,265	14,069	19,267
Residential real estate	1,648	1,107	880	1,481	2,769
Total foreclosed properties	21,432	21,470	24,504	25,567	37,529
Repossessed assets	5	68	12	5	221
Total nonperforming assets	$36,462	$36,861	$39,090	$41,340	$50,244
Total nonperforming loans as a percentage of total loans	0.89%	0.95%	1.10%	1.45%	1.21%
Total nonperforming assets as a percentage of total assets	1.66%	1.73%	2.22%	2.77%	3.48%
Allowance for loan losses as a percentage of nonperforming loans	86.84%	82.00%	80.10%	72.75%	89.38%
Allowance for loan losses as a percentage of period end loans	0.77%	0.78%	0.88%	1.05%	1.08%

Refer to Note 7 for information regarding our past due loans, impaired loans, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2018, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

Relationship between Allowance for Loan Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship among the allowance for loan losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as the probability of collection changes over time. Allowances are established at origination through the quantitative and qualitative assessment process discussed above based upon credit quality.

Charge-offs, if necessary, are typically recognized in a period after the allowances were established. If the previously established allowance exceeds that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the allowance could be recognized. In summary, if loan quality deteriorates, the typical credit sequence consists of periods of expense recognition, followed by periods of charge-offs.

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

Commercial-related loans (which are risk-rated) are charged to the allowance for loan losses when the loss has been confirmed. This determination includes many factors, including among others, the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination. Although $8.0 million of our nonperforming loans have a related allowance of $1.5 million, the fair values of the underlying collateral value or the discounted cash flows remain in excess of the recorded investment in many of our nonperforming loans and therefore, no specific allocation of the allowance is required.

At December 31, 2018 and 2017, our allowance for loan losses totaled $13.0 million, or 0.77% of total loans and $12.6 million, or 0.78% of total loans, respectively. If the acquired FCB and HCB loans are excluded, the allowance for loan losses to total loans ratio at December 31, 2018 and 2017 would have been 0.84% and 0.91%, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

Table XII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XII - Allocation of the Allowance for Loan Losses
	2018		2017		2016		2015		2014
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$1,705	11.5%	$1,303	11.8%	$934	9.0%	$781	8.9%	$1,204	8.6%
Commercial real estate	7,956	49.1%	7,374	45.8%	5,547	44.4%	4,566	49.6%	2,244	46.0%
Construction and development	403	5.5%	794	6.3%	2,287	6.7%	2,867	6.9%	3,844	9.4%
Residential real estate	2,636	28.9%	2,621	31.1%	2,682	30.8%	3,099	31.7%	3,547	33.0%
Mortgage warehouse lines	—	2.3%	—	1.9%	—	6.5%	—	—%	—	—%
Consumer	79	1.9%	210	2.3%	121	1.9%	59	1.8%	97	1.9%
Other	268	0.8%	263	0.8%	103	0.7%	100	1.1%	231	1.1%
Total	$13,047	100.0%	$12,565	100.0%	$11,674	100.0%	$11,472	100.0%	$11,167	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XIII - Allowance for Loan Losses
Dollars in thousands	2018	2017	2016	2015	2014
Balance, beginning of year	$12,565	$11,674	$11,472	$11,167	$12,659
Losses
Commercial	248	23	489	77	390
Commercial real estate	657	70	303	737	11
Construction and development	259	36	136	457	3,535
Residential real estate	913	519	344	701	514
Mortgage warehouse lines	—	—	—	—	—
Consumer	244	389	98	69	265
Other	282	251	185	110	118
Total	2,603	1,288	1,555	2,151	4,833
Recoveries
Commercial	16	124	73	10	34
Commercial real estate	23	180	48	303	358
Construction and development	270	278	840	456	298
Residential real estate	263	164	145	206	254
Mortgage warehouse lines	—	—	—	—	—
Consumer	141	82	76	105	74
Other	122	101	75	126	73
Total	835	929	1,257	1,206	1,091
Net losses	1,768	359	298	945	3,742
Provision for loan losses	2,250	1,250	500	1,250	2,250
Balance, end of year	$13,047	$12,565	$11,674	$11,472	$11,167

Net losses as a % of average loans	0.11%	0.02%	0.02%	0.09%	0.38%

At December 31, 2018 and 2017, we had approximately $21.4 million and $21.5 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at the lower of investment in the real estate or fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $871.4 million or 39.6% of total consolidated assets at December 31, 2018.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $767.5 million.  At December 31, 2018, we had available borrowing capacity of $462.8 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2018 was approximately $159 million, which is secured by a pledge of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2018, our loan growth was funded primarily by mortgage backed securities paydowns and deposits as our loans increased approximately $88.7 million, while securities decreased $35.4 million and total deposits increased $34.2 million.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $871 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $468 million aside from its FHLB line, which would result in a funding source of approximately $366 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $871 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity. Refer to page 13 of Item 1A. Risk Factors for further discussion of our liquidity risk.

Growth and Expansion:  During 2018, we spent approximately $5.5 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $7 - $8 million in 2019, primarily for new branch sites and construction and equipment and technological upgrades.

Absent an acquisition, management anticipates 5-6% organic asset growth in 2019.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 10.0% at December 31, 2018 compared to 9.4% at December 31, 2017. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $71.3 million, $49.7 million and $107.0 million, respectively.  We intend to maintain both Summit’s and its subsidiary bank’s capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2018, we retained $21.5 million of earnings and the net change in accumulated other comprehensive income was $2.7 million, principally resulting from $3.7 million unrealized net losses on securities available for sale and $1.2 million in net gains on cash flow hedges.

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

Dividends:  Cash dividends per share totaled $0.53 and $0.44 during 2018 and 2017, respectively, representing dividend payout ratios of 23.3% and 44.0%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2019. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2019, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $25.6 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2018.

Table XIV - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2019	$18	$244
2020	18	97
2021	19	76
2022	21	78
2023	22	78
Thereafter	20,226	74
Total	$20,324	$647

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2018 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XV - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$69,893
Construction loans	85,392
Other loans	161,619
Standby letters of credit	6,366
Total	$323,270

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2018
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$22,897	$23,399	$23,800	$25,313
Net interest income	17,257	17,275	17,213	18,052
Net income	7,443	6,280	6,899	7,450
Basic earnings per share	$0.60	$0.51	$0.56	$0.60
Diluted earnings per share	$0.60	$0.51	$0.55	$0.60

	2017
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter (A)	Quarter	Quarter	Quarter (B)
Interest income	$17,674	$22,231	$22,036	$22,587
Net interest income	13,630	17,848	17,232	17,438
Net income	(1,616)	5,278	5,930	2,323
Basic earnings per share	$(0.15)	$0.43	$0.48	$0.19
Diluted earnings per share	$(0.15)	$0.43	$0.48	$0.19

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at December 31, 2018 is slightly liability sensitive over the next twelve months, however we are asset sensitive thereafter. The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive. That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2018.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	1.05%	2.99%
Up 100 basis points (1)	-1.00%	1.27%
Up 200 basis points (1)	-1.48%	-0.29%

(1) assumes a parallel shift in the yield curve over 12 months

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

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
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Summit Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated March 1, 2019 expressed an unqualified opinion.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
March 1, 2019

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia
March 1, 2019

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2018	2017
ASSETS
Cash and due from banks	$23,061	$9,641
Interest bearing deposits with other banks	36,479	42,990
Cash and cash equivalents	59,540	52,631
Debt securities available for sale	293,147	328,586
Other investments	16,635	15,071
Loans held for sale	400	—
Loans net of unearned income	1,695,052	1,606,309
Less: allowance for loan losses	(13,047)	(12,565)
Loans, net	1,682,005	1,593,744
Property held for sale	21,432	21,470
Premises and equipment, net	37,553	34,209
Accrued interest receivable	8,708	8,329
Goodwill and other intangible assets	25,842	27,513
Cash surrender value of life insurance policies	42,386	41,358
Other assets	12,938	11,329
Total assets	$2,200,586	$2,134,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$222,120	$217,493
Interest bearing	1,412,706	1,383,108
Total deposits	1,634,826	1,600,601
Short-term borrowings	309,084	250,499
Long-term borrowings	735	45,751
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	16,522	16,295
Total liabilities	1,980,756	1,932,735
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2018 - 12,399,887 shares, 2017 - 12,465,296 shares; outstanding: 2018 - 12,312,933 shares, 2017 - 12,358,562 shares	80,431	81,098
Unallocated common stock held by Employee Stock Ownership Plan - 2018 - 86,954 shares, 2017 - 106,734 shares	(939)	(1,152)
Retained earnings	141,354	119,827
Accumulated other comprehensive (loss) income	(1,016)	1,732
Total shareholders' equity	219,830	201,505
Total liabilities and shareholders' equity	$2,200,586	$2,134,240

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2018	2017	2016
Interest income
Interest and fees on loans
Taxable	$84,716	$74,365	$56,439
Tax-exempt	567	543	541
Interest and dividends on securities
Taxable	5,341	5,071	4,395
Tax-exempt	4,246	3,939	2,543
Interest on interest bearing deposits with other banks	539	609	173
Total interest income	95,409	84,527	64,091
Interest expense
Interest on deposits	17,675	11,210	8,964
Interest on short-term borrowings	5,993	4,473	2,288
Interest on long-term borrowings and subordinated debentures	1,944	2,697	3,832
Total interest expense	25,612	18,380	15,084
Net interest income	69,797	66,147	49,007
Provision for loan losses	2,250	1,250	500
Net interest income after provision for loan losses	67,547	64,897	48,507
Noninterest income
Insurance commissions	4,320	4,005	4,022
Trust and wealth management fees	2,653	1,863	449
Service fees related to deposit accounts	4,631	4,109	2,656
Bank card revenue	3,152	2,697	1,869
Realized securities gains (losses), net	622	(14)	1,127
Bank owned life insurance income	1,022	1,017	1,054
Other	1,022	750	423
Total noninterest income	17,422	14,427	11,600
Noninterest expenses
Salaries, commissions and employee benefits	27,478	25,075	19,573
Net occupancy expense	3,364	3,011	2,098
Equipment expense	4,411	3,954	2,759
Professional fees	1,607	1,367	1,515
Advertising and public relations	654	578	445
Amortization of intangibles	1,671	1,410	247
FDIC premiums	830	1,065	875
Bank card expense	1,475	1,432	1,242
Foreclosed properties expense, net of losses	1,350	1,339	166
Litigation settlement	—	9,900	—
Merger-related expenses	144	1,589	933
Other	6,889	7,025	4,949
Total noninterest expenses	49,873	57,745	34,802
Income before income tax expense	35,096	21,579	25,305
Income tax expense	7,024	9,664	8,008
Net income	$28,072	$11,915	$17,297

Basic earnings per common share	$2.27	$1.00	$1.62

Diluted earnings per common share	$2.26	$1.00	$1.61

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
Net income	$28,072	$11,915	$17,297
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2018 - $1,645, net of deferred taxes of $395; 2017 - $2,556, net of deferred taxes of $946; 2016 - $459, net of deferred taxes of $170	1,250	1,610	289
Net unrealized (loss) gain on securities available for sale of:
2018 - ($4,920), net of deferred taxes of ($1,181) and reclassification adjustment for net realized gains included in net income of $622, net of tax of $149	(3,739)
2017 - $4,378 net of deferred taxes of $1,620 and reclassification adjustment for net realized losses included in net income of ($14), net of tax of ($5)		2,758
2016 - ($4,913), net of deferred taxes of ($1,818) and reclassification adjustment for net realized gains included in net income of $1,127, net of tax of $417			(3,095)
Net unrealized (loss) gain on other post-retirement benefits of:
2018 - ($341), net of deferred taxes of ($82); 2017- $521, net of deferred taxes of $193	(259)	328	—
Total other comprehensive (loss) income	(2,748)	4,696	(2,806)
Total comprehensive income	$25,324	$16,611	$14,491

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Share- holders' Equity
Balance, December 31, 2015	$45,741	$(1,964)	$100,423	$(456)	$143,744
Net income	—	—	17,297	—	17,297
Other comprehensive loss				(2,806)	(2,806)
Exercise of stock options - 24,740 shares	447	—	—	—	447
Share-based compensation expense	200	—	—	—	200
Unallocated ESOP shares committed to be released - 35,283 shares	268	381	—	—	649
Common stock issuances from reinvested dividends - 5,203 shares	101	—	—	—	101
Common stock cash dividends declared ($0.40 per share)	—	—	(4,272)	—	(4,272)
Balance, December 31, 2016	46,757	(1,583)	113,448	(3,262)	155,360
Net income	—	—	11,915	—	11,915
Other comprehensive income				4,696	4,696
Reclassification of tax effects due to change in U.S. corporate tax rate	—	—	(298)	298	—
Exercise of stock options and SARs - 36,925 shares	304	—	—	—	304
Share-based compensation expense	385	—	—	—	385
Unallocated ESOP shares committed to be released - 39,805 shares	515	431	—	—	946
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 6,950 shares	169	—	—	—	169
Common stock cash dividends declared ($0.44 per share)	—	—	(5,238)	—	(5,238)
Balance, December 31, 2017	81,098	(1,152)	119,827	1,732	201,505
Net income	—	—	28,072	—	28,072
Other comprehensive loss				(2,748)	(2,748)
Exercise of stock options - 6,800 shares	122	—	—	—	122
Share-based compensation expense	391	—	—	—	391
Unallocated ESOP shares committed to be released - 19,780 shares	272	213	—	—	485
Purchase and retirement of 82,423 shares of common stock	(1,689)	—	—	—	(1,689)
Common stock issuances from reinvested dividends - 10,214 shares	237	—	—	—	237
Common stock cash dividends declared ($0.53 per share)	—	—	(6,545)	—	(6,545)
Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,072	$11,915	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,168	1,887	1,224
Provision for loan losses	2,250	1,250	500
Share-based compensation expense	391	385	200
Deferred income tax (benefit) expense	(349)	4,076	(357)
Loans originated for sale	(15,939)	(16,248)	(10,593)
Proceeds from sale of loans	15,834	16,747	11,425
Gains on loans held for sale	(295)	(323)	(229)
Realized securities (gains) losses, net	(622)	14	(1,127)
Loss (gain) on disposal of assets	74	(133)	(946)
Write-downs of foreclosed properties	776	885	668
Amortization of securities premiums, net	3,412	4,190	4,325
Accretion related to acquisitions, net	(580)	(1,051)	(44)
Amortization of intangibles	1,671	1,410	247
Earnings on bank owned life insurance	(1,028)	(707)	(1,059)
Increase in accrued interest receivable	(378)	(1,102)	(254)
(Increase) decrease in other assets	(320)	668	(894)
Increase in other liabilities	3,384	510	2,827
Net cash provided by operating activities	38,521	24,373	23,210
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	1,145	2,700	3,235
Proceeds from sales of securities available for sale	107,559	152,882	72,453
Principal payments received on securities available for sale	24,814	31,902	35,881
Purchases of securities available for sale	(105,789)	(148,174)	(99,497)
Purchases of other investments	(14,550)	(18,604)	(18,273)
Proceeds from redemptions of other investments	11,717	15,932	14,066
Net loan originations	(92,189)	(61,104)	(170,716)
Purchases of premises and equipment	(5,545)	(6,185)	(1,857)
Proceeds from disposal of premises and equipment	42	—	43
Improvements to property held for sale	(1,304)	(316)	(463)
Proceeds from sale of repossessed assets & property held for sale	2,365	5,883	5,168
Cash and cash equivalents acquired in acquisition, net of $14,989 cash consideration paid - 2017, net of $21,826 cash consideration paid - 2016	—	39,053	31,409
Net cash (used in) provided by investing activities	(71,735)	13,969	(128,551)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	43,282	48	78,462
Net (decrease) increase in time deposits	(8,853)	(45,261)	43,575
Net increase in short-term borrowings	58,585	18,729	53,068
Repayment of long-term borrowings	(45,016)	(918)	(28,911)
Net proceeds from issuance of common stock	237	10	101
Purchase and retirement of common stock	(1,689)	—	—
Exercise of stock options	122	303	447
Dividends paid on common stock	(6,545)	(5,238)	(4,272)
Net cash provided by (used in) financing activities	40,123	(32,327)	142,470
Increase in cash and cash equivalents	6,909	6,015	37,129
Cash and cash equivalents:
Beginning	52,631	46,616	9,487
Ending	$59,540	$52,631	$46,616

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$25,426	$18,201	$15,175
Income taxes	$7,539	$5,996	$8,022
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$1,822	$430	$2,394
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$—	$350,894	$70,894
Liabilities assumed	$—	$361,045	$107,094

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

Unconsolidated subsidiary trusts:  In accordance with accounting principles generally accepted in the United States, we do not consolidate subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities).  The Trust Preferred Securities qualify as Tier 1 capital for regulatory purposes. See Note 13 of our Notes to Consolidated Financial Statements for a discussion of our subordinated debentures owed to unconsolidated subsidiary trusts.

Significant accounting policies:  The following table identifies our other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Acquisitions	Note 3	Page 56
Fair Value Measurements	Note 4	Page 56
Debt Securities	Note 5	Page 60
Other Investments	Note 6	Page 64
Loans	Note 7	Page 64
Allowance for Loan Losses	Note 8	Page 72
Property Held for Sale	Note 9	Page 75
Premises and Equipment	Note 10	Page 75
Goodwill and Other Intangible Assets	Note 11	Page 75
Securities Sold Under Agreements to Repurchase	Note 13	Page 77
Derivative Financial Instruments	Note 14	Page 79
Income Taxes	Note 15	Page 80
Employee Benefit Plans	Note 16	Page 82
Share-Based Compensation	Note 16	Page 83
Operating Segments	Note 19	Page 87
Earnings Per Share	Note 20	Page 88
Accumulated Other Comprehensive Income	Note 21	Page 88
Revenue Recognition	Note 22	Page 89

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
ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements. In accordance with (iv) above, we measure the fair value of our loan portfolio using exit price notion (see Note 4. Fair Value Measurements).

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

The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 Codification Improvements to Topic 842, Leases. and ASU 2018-11 Leases (Topic 842): Targeted Improvements. Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard on January 1, 2019 did not have a material effect on our consolidated financial statements. Our current minimum commitments under long-term operating leases are disclosed in Note 17, Commitments and Contingencies.
Pending Adoption
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Accordingly, we will adopt the guidance in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the period. In this regard, we appointed a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and have engaged a third-party to assist us. The team has completed its preliminary implementation process and will test the model we developed to implement the standard using contemporaneous loan data throughout 2019. We continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent upon, among other items, the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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

NOTE 3. ACQUISITIONS

Peoples Bankshares, Inc.

On January 1, 2019, Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Peoples Bankshares, Inc. ("PBI") and its subsidiary First Peoples Bank, Inc., headquartered in Mullens, West Virginia, for consideration of 465,931 shares of Summit common stock and $12.7 million cash. With this transaction, Summit expanded its footprint into Wyoming and Raleigh counties of West Virginia. PBI's assets and liabilities approximated $133 million and $113 million, respectively, at December 31, 2018 and 2018's total revenues, net of interest expense were $3.6 million and 2018 net income totaled $21,000. The acquisition is deemed immaterial to our financial statements.

The former First Peoples offices will continue to operate under that name until close of business on Friday, April 26, 2019, and will commence operating under the name Summit Community Bank on Monday, April 29, 2019.

First Century Bankshares, Inc.

On April 1, 2017, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of First Century Bankshares, Inc. ("FCB") and its subsidiary First Century Bank, headquartered in Bluefield, West Virginia. FCB's assets and liabilities approximated $406 million and $361 million, respectively, at March 31, 2017.

The following presents the financial effects of adjustments recognized in the statements of income for the years ended December 31, 2018 and 2017 related to business combinations that occurred during 2016 and 2017.

	Income increase (decrease)
Dollars in thousands	December 31, 2018	December 31, 2017
Interest and fees on loans	$386	$825
Interest expense on deposits	205	237
Amortization of intangibles	(1,471)	(1,210)
Income before income tax expense	$(880)	$(148)

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

Available-for-Sale Debt Securities:  Debt securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Certain trust preferred securities classified as corporate debt securities are Level 3 due to limited market trades of these classes of securities.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$26,140	$—	$26,140	$—
Mortgage backed securities:
Government sponsored agencies	80,309	—	80,309	—
Nongovernment sponsored entities	614	—	614	—
State and political subdivisions	19,243	—	19,243	—
Corporate debt securities	14,512	—	14,512	—
Asset-backed securities	25,175	—	25,175	—
Tax-exempt state and political subdivisions	127,154	—	127,154	—
Total available for sale securities	$293,147	$—	$293,147	$—

Derivative financial assets
Interest rate swaps	$555	$—	$555	$—

Derivative financial liabilities
Interest rate swaps	$411	$—	$411	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$31,613	$—	$31,613	$—
Mortgage backed securities:
Government sponsored agencies	121,321	—	121,321	—
Nongovernment sponsored entities	2,077	—	2,077	—
State and political subdivisions	17,677	—	17,677	—
Corporate debt securities	16,245	—	16,245	—
Tax-exempt state and political subdivisions	139,653	—	139,653	—
Total available for sale securities	$328,586	$—	$328,586	$—

Derivative financial assets
Interest rate swaps	$312	$—	$312	$—

Derivative financial liabilities
Interest rate swaps	$2,057	$—	$2,057	$—
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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$400	$—	$400	$—

Collateral-dependent impaired loans
Commercial	$2,660	$—	$2,611	$49
Commercial real estate	420	—	420	—
Construction and development	759	—	759	—
Residential real estate	763	—	763	—
Total collateral-dependent impaired loans	$4,602	$—	$4,553	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,363	—	16,363	—
Residential real estate	403	—	403	—
Total property held for sale	$18,443	$—	$18,443	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2017	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent impaired loans
Commercial real estate	$518	$—	$518	$—
Construction and development	940	—	940	—
Residential real estate	203	—	203	—
Total collateral-dependent impaired loans	$1,661	$—	$1,661	$—

Property held for sale
Commercial real estate	$1,493	$—	$1,493	$—
Construction and development	16,177	—	16,177	—
Residential real estate	322	—	322	—
Total property held for sale	$17,992	$—	$17,992	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	At December 31,
	2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,540	$59,540	$—	$59,540	$—
Securities available for sale	293,147	293,147	—	293,147	—
Other investments	16,635	16,635	—	16,635	—
Loans held for sale, net	400	400	—	400	—
Loans, net	1,682,005	1,666,834	—	4,553	1,662,281
Accrued interest receivable	8,708	8,708	—	8,708	—
Derivative financial assets	555	555	—	555	—
	$2,060,990	$2,045,819	$—	$383,538	$1,662,281
Financial liabilities
Deposits	$1,634,826	$1,631,456	$—	$1,631,456	$—
Short-term borrowings	309,084	309,084	—	309,084	—
Long-term borrowings	735	843	—	843	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,102	1,102	—	1,102	—
Derivative financial liabilities	411	411	—	411	—
	$1,965,747	$1,962,485	$—	$1,962,485	$—

	At December 31
	2017		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,631	$52,631	$—	$52,631	$—
Securities available for sale	328,586	328,586	—	328,586	—
Other investments	15,071	15,071	—	15,071	—
Loans held for sale, net	—	—	—	—	—
Loans, net	1,593,744	1,592,821	—	1,661	1,591,160
Accrued interest receivable	8,329	8,329	—	8,329	—
Derivative financial assets	312	312	—	312	—
	$1,998,673	$1,997,750	$—	$406,590	$1,591,160
Financial liabilities
Deposits	$1,600,601	$1,620,033	$—	$1,620,033	$—
Short-term borrowings	250,499	250,499	—	250,499	—
Long-term borrowings	45,751	46,530	—	46,530	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	987	987	—	987	—
Derivative financial liabilities	2,057	2,057	—	2,057	—
	$1,919,484	$1,939,695	$—	$1,939,695	$—

NOTE 5.  DEBT SECURITIES

We classify debt securities as “held to maturity”, “available for sale” or “trading” according to management’s intent.  The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

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

Impairment assessment:  Impairment exists when the fair value of a security is less than its cost.  Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  We perform a quarterly assessment of the debt securities in our investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  This determination requires significant judgment.  Impairment is considered other-than-temporary when it becomes probable that we will be unable to recover the cost of an investment.  This assessment takes into consideration factors such as the length of time and the extent to which the market values have been less than cost, the financial condition and near term prospects of the issuer including events specific to the issuer or industry, defaults or deferrals of scheduled interest, principal or dividend payments, external credit ratings and recent downgrades and our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The amount of the write down is included in other-than-temporary impairment of securities in the consolidated statements of income.  The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

Realized gains and losses on sales of securities are recognized on the specific identification method.  Amortization of premiums and accretion of discounts are computed using the interest method.

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2018 and 2017, are summarized as follows:

	December 31, 2018
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,303	$203	$366	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	80,883	603	1,177	80,309
Nongovernment-sponsored entities	611	4	1	614
State and political subdivisions
General obligations	6,081	—	126	5,955
Other revenues	13,457	17	186	13,288
Corporate debt securities	14,807	9	304	14,512
Asset-backed securities	25,288	10	123	25,175
Total taxable debt securities	167,430	846	2,283	165,993
Tax-exempt debt securities
State and political subdivisions
General obligations	65,626	624	344	65,906
Water and sewer revenues	20,018	225	98	20,145
Lease revenues	10,980	135	7	11,108
Other revenues	30,197	77	279	29,995
Total tax-exempt debt securities	126,821	1,061	728	127,154
Total available for sale securities	$294,251	$1,907	$3,011	$293,147

	December 31, 2017
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$31,260	$498	$145	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	120,948	1,276	903	121,321
Nongovernment-sponsored entities	2,045	39	7	2,077
State and political subdivisions
General obligations	6,090	—	55	6,035
Other revenues	11,657	47	62	11,642
Corporate debt securities	16,375	—	130	16,245
Total taxable debt securities	188,375	1,860	1,302	188,933
Tax-exempt debt securities
State and political subdivisions
General obligations	65,560	1,530	198	66,892
Water and sewer revenues	23,108	566	3	23,671
Lease revenues	13,024	451	2	13,473
Electric revenues	6,205	128	—	6,333
Sales tax revenues	4,126	140	—	4,266
University revenues	5,272	38	9	5,301
Other revenues	19,101	616	—	19,717
Total tax-exempt debt securities	136,396	3,469	212	139,653
Total available for sale securities	$324,771	$5,329	$1,514	$328,586

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2018
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$17,858	$208	$86	$17,980
Michigan	15,685	121	137	15,669
Texas	15,473	147	47	15,573
West Virginia	13,171	89	66	13,194
Illinois	12,342	94	114	12,322

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2018	$107,559	$1,145	$24,814	$1,785	$1,163
2017	152,882	2,700	31,902	685	699
2016	72,453	3,235	35,881	1,422	295

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 50 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 2 months to 34 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2018, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$27,679	$27,635
Due from one to five years	57,718	57,519
Due from five to ten years	48,085	47,205
Due after ten years	160,769	160,788
Total	$294,251	$293,147

At December 31, 2018 and 2017, securities with estimated fair values of $58.6 million and $113.1 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

We held 134 available for sale securities having an unrealized loss at December 31, 2018.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2018 and 2017.

	2018
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	15	$12,185	$184	$7,464	$182	$19,649	$366
Residential mortgage-backed securities:
Government-sponsored agencies	37	23,277	241	24,472	936	47,749	1,177
Nongovernment-sponsored entities	1	—	—	436	1	436	1
State and political subdivisions:
General obligations	8	—	—	5,222	126	5,222	126
Other revenues	11	968	16	9,450	170	10,418	186
Corporate debt securities	7	2,759	109	4,587	195	7,346	304
Asset-backed securities	9	20,129	123	—	—	20,129	123
Tax-exempt debt securities
State and political subdivisions:
General obligations	25	7,273	50	16,830	294	24,103	344
Water and sewer revenues	7	989	6	4,311	92	5,300	98
Lease revenues	2	553	—	557	7	1,110	7
Other revenues	12	7,309	62	11,531	217	18,840	279
Total temporarily impaired securities	134	75,442	791	84,860	2,220	160,302	3,011

	2017
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities
Taxable debt securities
U.S. Government agencies and corporations	9	$10,864	$91	$2,394	$54	$13,258	$145
Residential mortgage-backed securities:
Government-sponsored agencies	35	32,156	269	22,584	634	54,740	903
Nongovernment-sponsored entities	1	5	—	810	7	815	7
State and political subdivisions:
General obligations	9	6,035	55	—	—	6,035	55
Other revenues	9	7,532	62	—	—	7,532	62
Corporate debt securities	4	3,008	39	1,659	91	4,667	130
Tax-exempt debt securities
State and political subdivisions:
General obligations	12	2,999	20	9,937	178	12,936	198
Water and sewer revenues	1	282	3	—	—	282	3
Lease revenues	1	569	2	—	—	569	2
University revenues	1	1,749	9	—	—	1,749	9
Total temporarily impaired securities	82	65,199	550	37,384	964	102,583	1,514

NOTE 6. OTHER INVESTMENTS

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Our equity securities totaled $137,000 at December 31, 2018 and 2017.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $13.1 million and $11.00 million at December 31, 2018 and 2017.

We have invested in two limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statement of income as a component of the provision for current income taxes. As of December 31, 2018 and 2017, our carrying value of these investments totaled $3.35 million and $3.89 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized $1,544,000, $927,000 and $269,000 in tax credits and other tax benefits, against which we amortized these investments $1.27 million, $680,000 and $214,000.

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

Loans are summarized as follows:

Dollars in thousands	2018	2017
Commercial	$194,315	$189,981
Commercial real estate
Owner-occupied	266,362	250,202
Non-owner occupied	564,826	484,902
Construction and development
Land and land development	68,833	67,219
Construction	24,731	33,412
Residential real estate
Non-jumbo	336,977	354,101
Jumbo	73,599	62,267
Home equity	80,910	84,028
Mortgage warehouse lines	39,140	30,757
Consumer	32,460	36,202
Other	12,899	13,238
Total loans, net of unearned fees	1,695,052	1,606,309
Less allowance for loan losses	13,047	12,565
Loans, net	$1,682,005	$1,593,744

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at December 31, 2018 and 2017 are as follows:

	Acquired Loans
	2018			2017
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$4,275	$138,167	$142,442	$5,923	$220,131	$226,054

Recorded investment
Commercial	$—	$3,934	$3,934	$9	$25,125	$25,134
Commercial real estate
Owner-occupied	—	16,133	16,133	689	21,893	22,582
Non-owner occupied	1,162	23,431	24,593	1,837	33,293	35,130
Construction and development
Land and land development	—	5,161	5,161	—	7,512	7,512
Construction	—	—	—	—	2,760	2,760
Residential real estate
Non-jumbo	1,374	77,894	79,268	1,485	109,570	111,055
Jumbo	975	2,577	3,552	999	3,400	4,399
Home equity	—	2,805	2,805	—	3,311	3,311
Consumer	—	4,630	4,630	—	11,229	11,229
Other	—	122	122	—	211	211
Total recorded investment	$3,511	$136,687	$140,198	$5,019	$218,304	$223,323

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio during 2018 and 2017:

Dollars in thousands	2018	2017
Accretable yield, January 1	$745	$290
Additions for First Century Bankshares, Inc. acquisition	—	661
Accretion	(115)	(162)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	(31)
Other changes, net	2	(13)
Accretable yield, December 31	$632	$745

The following presents loan maturities at December 31, 2018:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$96,076	$63,124	$35,115
Commercial real estate	37,675	113,790	679,723
Construction and development	29,718	23,207	40,639
Residential real estate	22,176	50,982	418,328
Mortgage warehouse lines	39,140	—	—
Consumer	5,181	23,172	4,107
Other	1,229	2,302	9,368
	$231,195	$276,577	$1,187,280
Loans due after one year with:
Variable rates		$546,499
Fixed rates		917,358
		$1,463,857

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2018 and 2017.

	At December 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$254	$51	$483	$788	$193,527	$—
Commercial real estate
Owner-occupied	—	—	612	612	265,750	—
Non-owner occupied	156	255	1,756	2,167	562,659	—
Construction and development
Land and land development	190	4	3,174	3,368	65,465	—
Construction	—	—	—	—	24,731	—
Residential mortgage
Non-jumbo	4,120	2,235	3,753	10,108	326,869	—
Jumbo	—	—	675	675	72,924	—
Home equity	754	261	181	1,196	79,714	—
Mortgage warehouse lines	—	—	—	—	39,140	—
Consumer	502	121	125	748	31,712	36
Other	31	—	—	31	12,868	—
Total	$6,007	$2,927	$10,759	$19,693	$1,675,359	$36

	At December 31, 2017
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$488	$98	$229	$815	$189,166	$—
Commercial real estate
Owner-occupied	626	162	507	1,295	248,907	—
Non-owner occupied	369	150	2,065	2,584	482,318	237
Construction and development
Land and land development	1,132	—	3,563	4,695	62,524	—
Construction	—	—	—	—	33,412	—
Residential mortgage
Non-jumbo	4,220	2,379	4,451	11,050	343,051	—
Jumbo	—	—	—	—	62,267	—
Home equity	1,978	—	530	2,508	81,520	—
Mortgage warehouse lines	—	—	—	—	30,757	—
Consumer	417	196	167	780	35,422	37
Other	—	—	—	—	13,238	—
Total	$9,230	$2,985	$11,512	$23,727	$1,582,582	$274

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2018 and 2017.

Dollars in thousands	2018	2017
Commercial	$935	$696
Commercial real estate
Owner-occupied	1,028	726
Non-owner occupied	2,210	2,201
Construction and development
Land & land development	3,198	3,569
Construction	—	—
Residential mortgage
Non-jumbo	6,532	6,944
Jumbo	675	—
Home equity	299	712
Mortgage warehouse lines	—	—
Consumer	112	201
Total	$14,989	$15,049

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

The following tables present loans individually evaluated for impairment at December 31, 2018 and 2017.

	December 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,019	$1,253	$—	$321	$16
Commercial real estate
Owner-occupied	8,600	8,605	—	7,730	318
Non-owner occupied	9,666	9,673	—	9,753	493
Construction and development
Land & land development	4,767	4,767	—	4,947	102
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,279	3,284	—	3,401	180
Jumbo	4,132	4,130	—	3,517	166
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	9	10	—	13	1
Total without a related allowance	$31,995	$32,245	$—	$30,205	$1,306

With a related allowance
Commercial	$3,343	$3,342	$682	$705	$39
Commercial real estate
Owner-occupied	2,969	2,969	462	2,397	117
Non-owner occupied	189	191	9	226	16
Construction and development
Land & land development	1,057	1,057	298	1,073	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,982	2,981	585	2,539	98
Jumbo	821	822	106	827	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,361	$11,362	$2,142	$7,767	$374

Total
Commercial	$31,610	$31,857	$1,451	$27,152	$1,157
Residential real estate	11,737	11,740	691	10,807	522
Consumer	9	10	—	13	1
Total	$43,356	$43,607	$2,142	$37,972	$1,680

The above table does not include PCI loans.

	December 31, 2017
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$243	$243	$—	$259	$13
Commercial real estate
Owner-occupied	7,109	7,111	—	5,149	265
Non-owner occupied	9,105	9,106	—	9,736	684
Construction and development
Land & land development	5,018	5,018	—	4,743	329
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	4,190	4,199	—	4,214	240
Jumbo	3,555	3,554	—	3,592	228
Home equity	523	523	—	523	35
Mortgage warehouse lines	—	—	—	—	—
Consumer	17	17	—	28	3
Total without a related allowance	$29,760	$29,771	$—	$28,244	$1,797

With a related allowance
Commercial	$252	$252	$252	$262	$—
Commercial real estate
Owner-occupied	2,436	2,436	125	2,451	161
Non-owner occupied	1,338	1,344	517	676	43
Construction and development
Land & land development	1,464	1,464	524	1,477	74
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,717	1,718	158	1,691	100
Jumbo	838	839	14	845	57
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$8,045	$8,053	$1,590	$7,402	$435

Total
Commercial	$26,965	$26,974	$1,418	$24,753	$1,569
Residential real estate	10,823	10,833	172	10,865	660
Consumer	17	17	—	28	3
Total	$37,805	$37,824	$1,590	$35,646	$2,232

The above table does not include PCI loans.

The average recorded investment of impaired loans during 2016 was $37.9 million and $1.3 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $27 million, of which $26.6 million were current with respect to restructured contractual payments at December 31, 2018 and $28.4 million, all of which were current with respect to restructured contractual payments at December 31, 2017.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2018 and 2017.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2018			2017
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	2	$157	$157	—	$—	$—
Commercial real estate
Owner-occupied	—	—	—	1	2,302	2,302
Non-owner occupied	2	183	183	2	489	489
Construction and development
Land & land development	—	—	—	1	438	438
Residential real estate
Non-jumbo	8	899	899	4	642	642
Total	12	$1,239	$1,239	8	$3,871	$3,871

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2018		2017
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	2	$157	—	$—
Commercial real estate
Owner-occupied	—	—	1	2,291
Construction and development
Land & land development	—	—	1	437
Residential real estate
Non-jumbo	7	847	3	767
Total	9	$1,004	5	$3,495
The following table details the activity regarding TDRs by loan type during 2018 and the related allowance on TDRs.

2018
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2018	$3,043	$—	$412	$9,545	$5,234	$5,195	$4,393	$523	$—	$18	$—	$28,363
Additions	—	—	157	—	183	899	—	—	—	—	—	1,239
Charge-offs	—	—	—	—	—	(55)	—	—	—	—	—	(55)
Net (paydowns) advances	(389)	—	(296)	(180)	(13)	(1,549)	(115)	—	—	(8)	—	(2,550)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2018	$2,654	$—	$273	$9,365	$5,404	$4,490	$4,278	$523	$—	$10	$—	$26,997

Allowance related to troubled debt restructurings	$298	$—	$9	$270	$8	$189	$105	$—	$—	$—	$—	$879

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$63,743	$60,850	$24,589	$33,412	$182,651	$186,941	$259,360	$242,702	$556,609	$474,522	$39,140	$30,757
OLEM (Special Mention)	472	1,397	142	—	6,748	2,267	1,864	3,534	1,554	2,221	—	—
Substandard	4,618	4,972	—	—	4,916	773	5,138	3,966	6,663	8,159	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$68,833	$67,219	$24,731	$33,412	$194,315	$189,981	$266,362	$250,202	$564,826	$484,902	$39,140	$30,757

The following table presents the recorded investment in consumer, residential real estate and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2018	2017	2018	2017
Residential real estate
Non-jumbo	$330,445	$347,183	$6,532	$6,918
Jumbo	72,924	62,267	675	—
Home Equity	80,611	83,316	299	712
Consumer	32,312	35,932	148	270
Other	12,899	13,238	—	—
Total	$529,191	$541,936	$7,654	$7,900

Industry concentrations:  At December 31, 2018 and 2017, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2018	2017
Balance, beginning	$45,698	$45,164
Additions	6,750	13,497
Amounts collected	(6,992)	(11,802)
Other changes, net	(1,557)	(1,161)
Balance, ending	$43,899	$45,698

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

The allowance is comprised of three distinct components:  (1) specific allowances related to loans individually evaluated, (2) quantitative allowances related to loans collectively evaluated and (3) qualitative allowances related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows.

Specific Allowance for Loans Individually Evaluated

First, we identify loan relationships having aggregate balances in excess of $500,000 and that may also have credit weaknesses.  Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities.  Each loan so identified is then individually evaluated to determine whether it is impaired – that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan’s underlying collateral.  For such loans, we measure impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals.  A specific allowance is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Quantitative Allowance for Loans Collectively Evaluated

Second, we stratify the loan portfolio into eleven loan pools.  Quantitative allowances relative to each loan pool are established as follows:  for all loan segments an allocation equaling 100% of the respective pool’s average 12 month historical net loan charge-off rate (determined based upon the most recent twelve quarters) is applied to the aggregate recorded investment in the pool of loans. We believe that a twelve month historical loss rate is most indicative of the losses that can be expected. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.  The allowance on each pool is compared to the estimated fair value credit discount to determine if this discount remains adequate.  If any credit discount is not adequate, additional allowances will be recognized.

Qualitative Allowance for Loans Collectively Evaluated

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

An analysis of the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 is as follows:

Dollars in thousands	2018	2017	2016

Balance, beginning of year	$12,565	$11,674	$11,472
Losses:
Commercial	248	23	489
Commercial real estate
Owner occupied	38	5	179
Non-owner occupied	619	65	124
Construction and development
Land and land development	259	3	127
Construction	—	33	9
Residential real estate
Non-jumbo	887	359	169
Jumbo	—	2	—
Home equity	26	158	175
Mortgage warehouse lines	—	—	—
Consumer	244	389	98
Other	282	251	185
Total	2,603	1,288	1,555
Recoveries:
Commercial	16	124	73
Commercial real estate
Owner occupied	23	89	31
Non-owner occupied	—	91	17
Construction and development
Land and land development	270	278	840
Construction	—	—	—
Real estate - mortgage
Non-jumbo	228	134	136
Jumbo	25	—	6
Home equity	10	30	3
Mortgage warehouse lines	—	—	—
Consumer	141	82	76
Other	122	101	75
Total	835	929	1,257
Net losses	1,768	359	298
Provision for loan losses	2,250	1,250	500
Balance, end of year	$13,047	$12,565	$11,674

The following tables present the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017.

	For the Year Ended December 31, 2018					At December 31, 2018				At December 31, 2018
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$16	$634	$1,705	$682	$1,023	$—	$1,705	$4,362	$189,953	$—	$194,315
Commercial real estate
Owner occupied	2,424	(38)	23	(195)	2,214	462	1,752	—	2,214	11,569	254,793	—	266,362
Non-owner occupied	4,950	(619)	—	1,411	5,742	9	5,729	4	5,742	9,855	553,809	1,162	564,826
Construction and development
Land and land development	641	(259)	270	(313)	339	298	41	—	339	5,824	63,009	—	68,833
Construction	153	—	—	(89)	64	—	64	—	64	—	24,731	—	24,731
Residential real estate
Non-jumbo	1,911	(887)	228	838	2,090	585	1,495	10	2,090	6,261	329,342	1,374	336,977
Jumbo	72	—	25	282	379	106	273	—	379	4,953	67,671	975	73,599
Home equity	638	(26)	10	(455)	167	—	167	—	167	523	80,387	—	80,910
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	39,140	—	39,140
Consumer	210	(244)	141	(28)	79	—	79	—	79	9	32,451	—	32,460
Other	263	(282)	122	165	268	—	268	—	268	—	12,899	—	12,899
Total	$12,565	$(2,603)	$835	$2,250	$13,047	$2,142	$10,891	$14	$13,047	$43,356	$1,648,185	$3,511	$1,695,052

	For the Year Ended December 31, 2017					At December 31, 2017				At December 31, 2017
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$934	$(23)	$124	$268	$1,303	$252	$1,051	$—	$1,303	$495	$189,477	$9	$189,981
Commercial real estate
Owner occupied	2,109	(5)	89	231	2,424	125	2,299	—	2,424	9,545	239,968	689	250,202
Non-owner occupied	3,438	(65)	91	1,486	4,950	517	4,432	1	4,950	10,443	472,622	1,837	484,902
Construction and development
Land and land development	2,263	(3)	278	(1,897)	641	524	117	—	641	6,482	60,737	—	67,219
Construction	24	(33)	—	162	153	—	153	—	153	—	33,412	—	33,412
Residential real estate
Non-jumbo	2,174	(359)	134	(38)	1,911	158	1,747	6	1,911	5,907	346,709	1,485	354,101
Jumbo	95	(2)	—	(21)	72	14	58	—	72	4,393	56,875	999	62,267
Home equity	413	(158)	30	353	638	—	638	—	638	523	83,505	—	84,028
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	30,757	—	30,757
Consumer	121	(389)	82	396	210	—	210	—	210	17	36,185	—	36,202
Other	103	(251)	101	310	263	—	263	—	263	—	13,238	—	13,238
Total	$11,674	$(1,288)	$929	$1,250	$12,565	$1,590	$10,968	$7	$12,565	$37,805	$1,563,485	$5,019	$1,606,309

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

The following table presents the activity of property held for sale during 2018, 2017 and 2016.

Dollars in thousands	2018	2017	2016
Beginning balance	$21,470	$24,504	$25,567
Acquisitions	1,804	363	2,356
Acquisition of HCB	—	—	23
Acquisition of FCB	—	2,377	—
Capitalized improvements	1,304	316	463
Dispositions	(2,370)	(5,205)	(3,237)
Valuation adjustments	(776)	(885)	(668)
Balance at year end	$21,432	$21,470	$24,504

At December 31, 2018, our foreclosed properties of consumer residential real estate totaled $1.6 million.

NOTE 10.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2018, 2017, or 2016.

The major categories of premises and equipment and accumulated depreciation at December 31, 2018 and 2017 are summarized as follows:

Dollars in thousands	2018	2017
Land	$10,415	$10,061
Buildings and improvements	32,283	29,620
Furniture and equipment	19,783	17,842
	62,481	57,523
Less accumulated depreciation	24,928	23,314
Total premises and equipment, net	$37,553	$34,209

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 approximated $2.17 million, $1.89 million and $1.22 million, respectively.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table presents our goodwill activity by reporting unit for 2018.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2018	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	—	—	—
Balance, December 31, 2018	$10,562	$4,710	$15,272

In addition, at December 31, 2018 and December 31, 2017, we had $10.57 million and $12.24 million in unamortized identified intangible assets comprised of $9.80 million core deposit intangible and $700,000 customer intangible at December 31, 2018 and $11.27 million core deposit intangible and $900,000 customer intangible at December 31, 2017.

	Other Intangible Assets
	December 31, 2018			December 31, 2017
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identified intangible assets
Gross carrying amount	$12,598	$3,000	$15,598	$12,598	$3,000	$15,598
Less: accumulated amortization	2,728	2,300	5,028	1,257	2,100	3,357
Net carrying amount	$9,870	$700	$10,570	$11,341	$900	$12,241

Amortization relative to our identified intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2016	$47	$200
2017	1,210	200
2018	1,471	200
Expected:
2019	1,368	200
2020	1,265	200
2021	1,162	200
2022	1,060	100
2023	957	—

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2018 and 2017:

Dollars in thousands	2018	2017
Demand deposits, interest bearing	$523,257	$410,606
Savings deposits	284,173	358,168
Time deposits	605,276	614,334
Total	$1,412,706	$1,383,108

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $220.5 million and $216.9 million at December 31, 2018 and 2017, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2018 is as follows:

Dollars in thousands	Amount
2019	$249,585
2020	175,665
2021	81,778
2022	34,397
2023	16,266
Thereafter	47,585
Total	$605,276

Time certificates of deposit in denominations of $100,000 or more totaled $417.3 million and $416.3 million at December 31, 2018 and 2017, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2018:

Dollars in thousands	Amount	Percent
Three months or less	$41,752	10.0%
Three through six months	52,370	12.5%
Six through twelve months	70,479	16.9%
Over twelve months	252,697	60.6%
Total	$417,298	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $255.8 million and $239.6 million at December 31, 2018 and 2017.

At December 31, 2018 and 2017, our deposits of related parties including directors, executive officers and their related interests approximated $37.1 million and $16.0 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $159.3 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2018, which is primarily secured by commercial and industrial loans and consumer loans. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2018, our subsidiary bank had additional borrowings availability of $462.8 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2018, we had $165.3 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day.  A summary of short-term borrowings is presented below.

	2018		2017
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances	Short-term Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$303,950	$5,134	$247,000	$—	$3,499
Average balance outstanding for the period	223,764	4,378	201,712	519	3,512
Maximum balance outstanding at any month end during period	303,950	7,534	247,000	—	3,499
Weighted average interest rate for the period	2.18%	1.95%	1.19%	0.12%	1.10%
Weighted average interest rate for balances
outstanding at December 31	2.71%	2.50%	1.60%	—%	1.50%

Long-term borrowings:  Our long-term borrowings of $735,000 and $45.8 million at December 31, 2018 and 2017, respectively, consisted primarily of advances from the FHLB and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at December 31,
Dollars in thousands	2018	2017
Long-term FHLB advances	$735	$751
Long-term repurchase agreements	—	45,000
Total	$735	$45,751

The average interest rate paid on long-term borrowings during 2018 was 4.26% compared to 4.33% in 2017. Our long term FHLB borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2018 and 2017.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
2019	$18	$—
2020	18	—
2021	19	—
2022	21	—
2023	22	—
Thereafter	637	19,589
Total	$735	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of December 31, 2018 and 2017 follows:

	December 31, 2018
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$411	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,399	$555	$—	$—

	December 31, 2017
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,057	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,965	$312	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowered the federal corporate income tax rate to 21% from the prior maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, ASC 740 - Income Taxes, required us to remeasure our deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of TCJA’s enactment and record the effects as income tax expense in the reporting period of enactment.

We remeasured our deferred tax assets and deferred tax liabilities as of December 22, 2017, at the new federal corporate income tax rate of 21%, and recorded additional deferred federal income tax expense of $3.5 million to reduce our net deferred tax assets.

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2015 through 2018, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense for the years ended December 31, 2018, 2017 and 2016, are as follows:

Dollars in thousands	2018	2017	2016
Current
Federal	$6,400	$5,092	$7,738
State	973	496	627
	7,373	5,588	8,365
Deferred
Federal	(304)	4,027	(353)
State	(45)	49	(4)
	(349)	4,076	(357)
Total	$7,024	$9,664	$8,008

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$7,370	21	$7,553	35	$8,857	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(1,011)	(3)	(1,569)	(7)	(1,080)	(4)
Non-deductible merger-related expenses	—	—	—	—	108	—
Low-income housing and
rehabilitation tax credits	(286)	(1)	(247)	(1)	(55)	—
Impact of enacted income tax rate change	—	—	3,461	16	—	—
State income taxes, net
of Federal income tax benefit	734	2	354	2	405	2
Other, net	217	1	112	—	(227)	(1)
Applicable income taxes	$7,024	20	$9,664	45	$8,008	32

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows:

Dollars in thousands	2018	2017
Deferred tax assets
Allowance for loan losses	$2,921	$2,753
Depreciation	405	523
Foreclosed properties	2,951	2,964
Deferred revenue	18	39
Deferred compensation	2,490	2,325
Other deferred costs and accrued expenses	645	551
Net unrealized loss on securities available for sale	265	—
Net unrealized loss on interest rate swaps	99	494
Capital loss carryforwards	166	166
Total	9,960	9,815
Deferred tax liabilities
Accretion on tax-exempt securities	29	—
Net unrealized gain on securities available for sale	—	916
Other post-retirement benefits	44	125
Purchase accounting adjustments and goodwill	2,253	2,357
Total	2,326	3,398
Net deferred tax assets	$7,634	$6,417

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2017.  Tax years 2016 through 2017 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $622,000, $556,000 and $381,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2018, 2017 and 2016 were $646,000, $525,000 and $484,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 588,193 shares of our common stock at December 31, 2018 and 2017, all of which were purchased at the prevailing market price. All but 86,954 unallocated shares at December 31, 2018 are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

ESOP Shares	At December 31,
	2018	2017
Allocated shares	481,459	441,654
Shares committed to be released	19,780	39,805
Unallocated shares	86,954	106,734
Total ESOP shares	588,193	588,193

Market value of unallocated shares (in thousands)	$1,679	$2,809

Supplemental Executive Retirement Plan:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2018 and 2017 were $6.1 million and $5.5 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $669,000, $707,000 and $575,000 expense related to these SERPS for the years December 31, 2018, 2017 and 2016, respectively.

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant share based compensation to individual employees. There were no grants of stock options or SARs in 2018. During first quarter 2017, we granted 34,306 SARs with a $14.06 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during first quarter 2017, we granted 53,309 SARs with a $14.10 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs in 2016.

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

	2017 grant with 7 year expiration	2017 grant with 5 year expiration
Risk-free interest rate	2.24%	2.16%
Expected dividend yield	1.45%	1.45%
Expected common stock volatility	59.60%	60.05%
Expected life	7 years	6.5 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During 2018, 2017 and 2016, our stock compensation expense totaled $391,000, $385,000 and $200,000, respectively, and the related income tax benefits recognized in 2018, 2017 and 2016 were $94,000, $142,000 and $74,000 respectively.

A summary of activity in our Plans during 2016, 2017 and 2018 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	Options / SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2015	244,147			$14.05
Granted	—			—
Exercised	(24,740)			18.08
Forfeited	—			—
Expired	(1,550)			18.79
Outstanding, December 31, 2016	217,857			$13.56
Granted	87,615			26.01
Exercised	(51,781)			13.62
Forfeited	—			—
Expired	(3,400)			24.97
Outstanding, December 31, 2017	250,291			$17.75
Granted	—			—
Exercised	(6,800)			17.79
Forfeited	(3,200)			25.50
Expired	(8,200)			25.54
Outstanding, December 31, 2018	232,091	$1,070	6.74	$17.36

Exercisable Options/SARs:
December 31, 2018	95,924	$583	6.04	$14.82
December 31, 2017	62,646	687	4.92	$15.35
December 31, 2016	84,483	974	4.73	$16.00

The total intrinsic value of options and SARs exercised in 2018, 2017 and 2016 was $24,000, $694,000 and $240,000, respectively. The total fair value of options and SARs vested during 2018, 2017 and 2016 was $396,000, $200,000 and $200,000, respectively.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2018	December 31, 2017
Commitments to extend credit:
Revolving home equity and credit card lines	$69,893	$69,187
Construction loans	85,392	44,323
Other loans	161,619	112,193
Standby letters of credit	6,366	3,870
Total	$323,270	$229,573

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

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $200,000 in 2019 and $53,000 in 2020.  Total net rent expense included in the accompanying consolidated financial statements was $305,000 in 2018, $284,000 in 2017 and $256,000 in 2016.

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

On April 24, 2017, Summit entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the RFC parties with respect to both of the above reference ResCap lawsuits.  Under the Settlement Agreement, Summit paid $9.9 million to fully resolve all claims by ResCap, and to avoid the further costs, disruption, and distraction of defending the ResCap lawsuits.  Summit recorded a charge to noninterest expense in its consolidated statement of income for the year December 31, 2017 to recognize this settlement.

We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability, if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 18.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2019, the Bank will have $25.6 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank is required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $1,603,000 at December 31, 2018.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2018, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2018, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I, Item 1 -- Business for further discussion of Basel III.

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

The following table presents Summit's, as well as Summit Community's, actual and required minimum capital amounts and ratios as of December 31, 2018 and 2017 under the Basel III Capital Rules.  The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Our actual capital amounts and ratios as well as our subsidiary, Summit Community Bank’s (“Summit Community”) are presented in the following table.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
CET1 (to risk weighted assets)
Summit	$197,551	11.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	124,793	7.0%	115,879	6.5%
Tier I Capital (to risk weighted assets)
Summit	216,551	12.2%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	151,534	8.5%	142,620	8.0%
Total Capital (to risk weighted assets)
Summit	229,598	12.9%	N/A	N/A	N/A	N/A
Summit Community	226,977	12.8%	186,192	10.5%	177,326	10.0%
Tier I Capital (to average assets)
Summit	216,551	10.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	10.0%	85,572	4.0%	106,965	5.0%
As of December 31, 2017
CET1 (to risk weighted assets)
Summit	177,010	10.6%	116,893	7.0%	108,544	6.5%
Summit Community	195,008	11.7%	116,671	7.0%	108,338	6.5%
Tier I Capital (to risk weighted assets)
Summit	196,010	11.8%	141,194	8.5%	132,888	8.0%
Summit Community	195,008	11.7%	141,672	8.5%	133,339	8.0%
Total Capital (to risk weighted assets)
Summit	208,575	12.5%	175,203	10.5%	166,860	10.0%
Summit Community	207,573	12.5%	174,361	10.5%	166,058	10.0%
Tier I Capital (to average assets)
Summit	196,010	9.4%	83,409	4.0%	104,261	5.0%
Summit Community	195,008	9.4%	82,982	4.0%	103,728	5.0%

NOTE  19.  SEGMENT INFORMATION

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

	December 31, 2018
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$70,668	$—	$—	$(871)	$—	$69,797
Provision for loan losses	2,250	—	—	—	—	2,250
Net interest income after provision for loan losses	68,418	—	—	(871)	—	67,547
Other income	10,559	2,653	4,210	1,555	(1,555)	17,422
Other expenses	43,165	2,104	3,594	2,565	(1,555)	49,873
Income (loss) before income taxes	35,812	549	616	(1,881)	—	35,096
Income tax expense (benefit)	7,111	132	155	(374)	—	7,024
Net income (loss)	$28,701	417	$461	$(1,507)	$—	$28,072
Inter-segment revenue (expense)	$(1,436)	$—	$(119)	$1,555	$—	$—
Average assets	$2,146,357	$—	$6,085	$231,737	$(255,137)	$2,129,042
Capital expenditures	$5,435	$—	$24	$86	$—	$5,545

	December 31, 2017
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$66,837	$—	$—	$(690)	$—	$66,147
Provision for loan losses	1,250	—	—	—	—	1,250
Net interest income after provision for loan losses	65,587	—	—	(690)	—	64,897
Other income	8,671	1,863	3,893	1,964	(1,964)	14,427
Other expenses	52,221	1,712	3,314	2,462	(1,964)	57,745
Income (loss) before income taxes	22,037	151	579	(1,188)	—	21,579
Income tax expense (benefit)	9,672	56	65	(129)	—	9,664
Net income (loss)	$12,365	95	$514	$(1,059)	$—	$11,915
Inter-segment revenue (expense)	$(1,804)	$—	$(160)	$1,964	$—	$—
Average assets	$2,028,054	$—	$6,200	$208,468	$(236,382)	$2,006,340
Capital expenditures	$6,054	$—	$39	$92	$—	$6,185

	December 31, 2016
Dollars in thousands	Community Banking	Trust and Wealth Management	Insurance Services	Parent	Eliminations	Total
Net interest income	$49,649	—	$—	$(642)	$—	$49,007
Provision for loan losses	500	—	—	—	—	500
Net interest income after provision for loan losses	49,149	—	—	(642)	—	48,507
Other income	7,213	449	3,951	1,541	(1,554)	11,600
Other expenses	29,482	415	3,638	2,821	(1,554)	34,802
Income (loss) before income taxes	26,880	34	313	(1,922)	—	25,305
Income tax expense (benefit)	8,566	13	144	(715)	—	8,008
Net income (loss)	18,314	21	169	(1,207)	—	17,297
Inter-segment revenue (expense)	$(1,441)	$—	$(113)	$1,554	$—	$—
Average assets	$1,620,723	$—	$5,984	$173,999	$(201,109)	$1,599,597
Capital expenditures	$1,730	$—	$36	$91	$—	$1,857

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2018			2017			2016
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$28,072			$11,915			$17,297
Basic EPS	$28,072	12,364,468	$2.27	$11,915	11,918,390	$1.00	$17,297	10,689,224	$1.62
Effect of dilutive securities:
Stock options		7,071			11,338			11,612
Stock appreciation rights (SARs)		53,034			19,517			16,035
Diluted EPS	$28,072	12,424,573	$2.26	$11,915	11,949,245	$1.00	$17,297	10,716,871	$1.61

Stock option and SAR grants and the convertible preferred shares are disregarded in this computation if they are determined to be anti-dilutive.  At December 31, 2018, our anti-dilutive stock options were 7,700 shares and anti-dilutive SARs totaled 87,615. All outstanding stock options and SARs were dilutive at December 31, 2017. At December 31, 2016, anti-dilutive options totaled 23,400 shares.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are the changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ended December 31, 2018 and 2017.

	December 31, 2018
Dollars in thousands	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification	(259)	1,250	(3,266)	(2,275)
Amounts reclassified from accumulated other comprehensive income	—	—	(473)	(473)
Net current period other comprehensive income (loss)	(259)	1,250	(3,739)	(2,748)
Ending balance	$139	$(314)	$(841)	$(1,016)

	December 31, 2017
Dollars in thousands	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$(2,906)	$(356)	$(3,262)
Other comprehensive income (loss) before reclassification	328	1,610	2,749	4,687
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9
Net current period other comprehensive income (loss)	328	1,610	2,758	4,696
AOCI reclass related to TCJA enactment	70	(268)	496	298
Ending balance	398	$(1,564)	$2,898	$1,732

NOTE 22. REVENUE FROM CONTRACTS WITH CUSTOMERS

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income and mortgage banking revenue are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. With the exception of gains or losses on sales of foreclosed properties, all of our revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income in the Consolidated Statements of Income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of December 31, 2018, remaining performance obligations consisted of insurance products with an original expected length of one year or less.
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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
Service fees on deposit accounts	$4,631	$4,109	$2,656
Bank card revenue	3,152	2,697	1,869
Trust and wealth management fees	2,653	1,863	449
Insurance commissions	4,320	4,005	4,022
Other	246	227	137
Net revenue from contracts with customers	15,002	12,901	9,133
Non-interest income within the scope of other ASC topics	2,420	1,526	2,467
Total noninterest income	$17,422	$14,427	$11,600

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2018, 2017 and 2016 net (losses)/gains on sales of foreclosed properties were ($82,000), $157,000 and $916,000, respectively.
NOTE 23.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2018 and 2017 and the related statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2018	2017
Assets
Cash	$4,326	$2,299
Investment in subsidiaries	236,422	219,980
Other investments	77	77
Premises and equipment	126	94
Other assets	1,365	1,318
Total assets	$242,316	$223,768
Liabilities and Shareholders' Equity
Subordinated debentures owed to unconsolidated subsidiary trusts	$19,589	$19,589
Other liabilities	2,897	2,674
Total liabilities	22,486	22,263

Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 12,399,887 shares 2018, 12,465,296 shares 2017; outstanding: 12,312,933 shares 2018, 12,358,562 shares 2017	80,431	81,098
Unallocated common stock held by Employee Stock Ownership Plan - 2018 - 86,954 shares, 2017 - 106,734 shares	(939)	(1,152)
Retained earnings	141,354	119,827
Accumulated other comprehensive (loss) income	(1,016)	1,732
Total shareholders' equity	219,830	201,505
Total liabilities and shareholders' equity	$242,316	$223,768

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
Income
Dividends from subsidiaries	$10,600	$6,500	$5,070
Other dividends and interest income	28	24	21
Realized securities losses	—	—	(14)
Management and service fees from subsidiaries	1,555	1,964	1,554
Total income	12,183	8,488	6,631
Expense
Interest expense	899	714	663
Operating expenses	2,565	2,462	2,820
Total expenses	3,464	3,176	3,483
Income before income taxes and equity in
undistributed income of subsidiaries	8,719	5,312	3,148
Income tax (benefit)	(374)	(129)	(715)
Income before equity in undistributed income of subsidiaries	9,093	5,441	3,863
Equity in undistributed income of subsidiaries	18,979	6,474	13,434
Net income	$28,072	$11,915	$17,297

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,072	$11,915	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,979)	(6,474)	(13,434)
Deferred tax (benefit) expense	(8)	346	(214)
Depreciation	41	39	36
Realized securities losses	—	—	14
Share-based compensation expense	181	174	96
Earnings on bank owned life insurance	7	(1)	5
(Increase) decrease in other assets	(375)	535	(277)
Increase in other liabilities	1,036	512	1,104
Net cash provided by operating activities	9,975	7,046	4,627
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds sales of available for sale securities	—	—	86
Purchases of premises and equipment	(86)	(92)	(56)
Proceeds from sale of premises and equipment	13	60	—
Net cash (used in) provided by investing activities	(73)	(32)	30
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(6,545)	(5,238)	(4,272)
Exercise of stock options	122	303	447
Repayment of long-term borrowings	—	(902)	(1,805)
Purchase and retirement of common stock	(1,689)	—	—
Net proceeds from issuance of common stock	237	10	101
Net cash used in financing activities	(7,875)	(5,827)	(5,529)
Increase (decrease) in cash	2,027	1,187	(872)
Cash:
Beginning	2,299	1,112	1,984
Ending	$4,326	$2,299	$1,112
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$875	$704	$654

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2018, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2018 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 44.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 45.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, under the headings "NOMINEES WHOSE TERMS EXPIRE IN 2021", “NOMINEES WHOSE TERMS EXPIRE IN 2022”, “DIRECTORS WHOSE TERMS EXPIRE IN 2021", “DIRECTORS WHOSE TERMS EXPIRE IN 2020” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2019 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2018 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	64,584	$17.36	245,668
Equity compensation plans not approved by stockholders	—	—	—
Total	64,584	$17.36	245,668

(1) The number of securities issuable upon exercise of currently outstanding options and SARs includes 14,200 options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan and 50,384 shares issuable, based upon our December 31, 2018 closing stock price of $19.31, relative to 133,277 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2017, we issued 87,615 stock appreciation rights with an exercise price of $26.01. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings "NOMINEE FOR DIRECTOR WHOSE TERM EXPIRES IN 2021", “NOMINEES WHOSE TERMS EXPIRE IN 2022”, “DIRECTORS WHOSE TERMS EXPIRE IN 2021”, “DIRECTORS WHOSE TERMS EXPIRE IN 2020”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firms” in our 2019 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of July 24, 2018 by and between Summit Financial Group, Inc. and Peoples Bankshares, Inc.		8-K	2.1	7/24/2018
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	3/31/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.1	3/31/2007
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	12/31/2008
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	12/31/2008
(xiii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	12/31/2008
(xiv)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	12/31/2008
(xv)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	12/31/2011
(xvi)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	12/31/2008
(xvii)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	12/31/2011
(xviii)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	12/31/2011
(xix)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xx)	1998 Officers Stock Option Plan		10-QSB	10	6/30/1998
(xxi)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	12/31/2005

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xxii)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	12/31/2005
	(xxiii)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	12/31/2008
	(xxiv)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	12/31/2008
	(xxv)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	12/31/2008
	(xxvi)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxvii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxviii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	12/31/2008
	(xxx)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	3/31/2006
	(xxxi)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	3/31/2006
	(xxxii)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxiii)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxiv)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxv)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xxxvi)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xxxvii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxviii)	Executive Officer Management Incentive Plan 2015		8-K	10.2	2/23/2015
	(xxxix)	Executive Officer Management Incentive Plan 2016		8-K	10.1	2/3/2016
	(xxxx)	Executive Officer Management Incentive Plan 2017		8-K	10.1	2/15/2017
	(xxxxi)	Amendment to Executive Officer Management Incentive Plan 2017		8-K	10.1	1/26/2018
	(xxxxii)	Executive Officer Management Incentive Plan 2018		8-K	10.2	2/9/2018
	(xxxxiii)	Executive Officer Management Incentive Plan 2019		8-K	10.2	2/7/2019
(10.1)	Board Attendance and Compensation Policy, as amended		X
(12)	Statements Re: Computation of Ratios			10-K	12	12/31/2008
(21)	Subsidiaries of Registrant			10-K	21	12/31/2008
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive date file (XBRL)		X
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

By:	/s/ H. Charles Maddy, III	3/1/2019	By:	/s/ Julie R. Markwood	3/1/2019
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/1/2019
	Robert S. Tissue	Date
Senior Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/1/2019
	Robert S. Tissue	Date
Attorney-in-fact