Form 10-Q
period 2019-03-31
SUMMIT FINANCIAL GROUP INC
filed 2019-05-06
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
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
Common Stock, $2.50 par value
12,672,167 shares outstanding as of April 23, 2019

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2019	December 31, 2018
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$14,265	$23,061
Interest bearing deposits with other banks	43,689	36,479
Cash and cash equivalents	57,954	59,540
Debt securities available for sale	297,126	293,147
Other investments	12,597	16,635
Loans held for sale	433	400
Loans, net of unearned income	1,738,196	1,695,052
Less: allowance for loan losses	(13,132)	(13,047)
Loans, net	1,725,064	1,682,005
Property held for sale	24,393	21,432
Premises and equipment, net	38,475	37,553
Accrued interest receivable	8,828	8,708
Goodwill and other intangible assets	29,349	25,842
Cash surrender value of life insurance policies	42,714	42,386
Other assets	12,708	12,938
Total assets	$2,249,641	$2,200,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$258,680	$222,120
Interest bearing	1,530,352	1,412,706
Total deposits	1,789,032	1,634,826
Short-term borrowings	186,292	309,084
Long-term borrowings	730	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	20,368	16,522
Total liabilities	2,016,011	1,980,756

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2019 - 12,743,367 shares and 2018 - 12,399,887 shares; outstanding: 2019 - 12,661,528 shares and 2018 - 12,312,933	86,729	80,431
Unallocated common stock held by Employee Stock Ownership Plan - 2019 - 81,839 shares and 2018 - 86,954 shares	(884)	(939)
Retained earnings	146,671	141,354
Accumulated other comprehensive income (loss)	1,114	(1,016)
Total shareholders' equity	233,630	219,830

Total liabilities and shareholders' equity	$2,249,641	$2,200,586

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, except per share amounts	2019	2018
Interest income
Interest and fees on loans
Taxable	$22,906	$20,222
Tax-exempt	145	144
Interest and dividends on securities
Taxable	1,686	1,372
Tax-exempt	900	1,019
Interest on interest bearing deposits with other banks	231	140
Total interest income	25,868	22,897
Interest expense
Interest on deposits	5,564	3,549
Interest on short-term borrowings	1,472	1,405
Interest on long-term borrowings and subordinated debentures	259	686
Total interest expense	7,295	5,640
Net interest income	18,573	17,257
Provision for loan losses	250	500
Net interest income after provision for loan losses	18,323	16,757
Noninterest income
Insurance commissions	1,174	1,113
Trust and wealth management fees	586	667
Service charges on deposit accounts	1,180	1,091
Bank card revenue	814	749
Realized securities (losses) gains, net	(3)	732
Bank owned life insurance income	238	275
Other	241	249
Total noninterest income	4,230	4,876
Noninterest expenses
Salaries, commissions and employee benefits	7,347	6,821
Net occupancy expense	924	832
Equipment expense	1,179	1,083
Professional fees	403	333
Advertising and public relations	153	103
Amortization of intangibles	476	436
FDIC premiums	—	240
Bank card expense	439	335
Foreclosed properties expense, net of losses	384	325
Merger-related expenses	63	—
Other	2,492	1,806
Total noninterest expenses	13,860	12,314
Income before income tax expense	8,693	9,319
Income tax expense	1,601	1,876
Net income	$7,092	$7,443

Basic earnings per common share	$0.56	$0.60
Diluted earnings per common share	$0.56	$0.60

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2019	2018
Net income	$7,092	$7,443
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedge of: 2019 - ($12), net of deferred taxes of ($3); 2018 - $941, net of deferred taxes of $226	(9)	715
Net unrealized gain (loss) on securities available for sale of: 2019 - $3,246, net of deferred taxes of $779 and reclassification adjustment for net realized losses included in net income of ($3), net of tax of ($1); 2018 - ($4,388), net of deferred taxes of ($1,053) and reclassification adjustment for net realized gains included in net income of $732, net of tax of $176	2,467	(3,335)
Net unrealized loss on pension plan of: 2019 - ($432), net of deferred taxes of ($104)	(328)	—
Total other comprehensive income (loss)	2,130	(2,620)
Total comprehensive income	$9,222	$4,823

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Three Months Ended March 31, 2019
Net income	—	—	7,092	—	7,092
Other comprehensive income	—	—	—	2,130	2,130
Share-based compensation expense	132	—	—	—	132
Unallocated ESOP shares committed to be released - 5,115 shares	65	55	—	—	120
Retirement of 125,200 shares of common stock	(2,876)	—	—	—	(2,876)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 2,309 shares	59	—	—	—	59
Common stock cash dividends declared ($0.14 per share)	—	—	(1,775)	—	(1,775)
Balance, March 31, 2019	$86,729	$(884)	$146,671	$1,114	$233,630

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Three Months Ended March 31, 2018
Net income	—	—	7,443	—	7,443
Other comprehensive loss	—	—	—	(2,620)	(2,620)
Exercise of stock options - 200 shares	4	—	—	—	4
Share-based compensation expense	94	—	—	—	94
Unallocated ESOP shares committed to be released - 5,081 shares	73	54	—	—	127
Common stock issuances from reinvested dividends - 2,517 shares	63	—	—	—	63
Common stock cash dividends declared ($0.13 per share)	—	—	(1,607)	—	(1,607)
Balance, March 31, 2018	$81,332	$(1,098)	$125,663	$(888)	$205,009

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income	$7,092	$7,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	601	527
Provision for loan losses	250	500
Share-based compensation expense	132	94
Deferred income tax benefit	(313)	(155)
Loans originated for sale	(3,946)	(4,122)
Proceeds from sale of loans	3,980	3,984
Gains on loans held for sale	(67)	(83)
Realized securities losses (gains), net	3	(732)
Gain on disposal of assets	(2)	(72)
Write-downs of foreclosed properties	249	257
Amortization of securities premiums, net	655	990
Accretion related to acquisitions, net	(76)	(204)
Amortization of intangibles	476	436
Earnings on bank owned life insurance	(328)	(309)
Decrease (increase) in accrued interest receivable	311	(17)
Decrease in other assets	69	117
Increase in other liabilities	2,140	2,043
Net cash provided by operating activities	11,226	10,697
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,100	55
Proceeds from sales of securities available for sale	79,776	39,267
Principal payments received on securities available for sale	4,684	6,690
Purchases of securities available for sale	(31,839)	(18,825)
Purchases of other investments	(1,348)	(2,765)
Proceeds from redemptions of other investments	5,330	4,378
Net loan originations	(5,295)	(38,854)
Purchases of premises and equipment	(708)	(1,872)
Proceeds from disposal of premises and equipment	3	9
Improvements to property held for sale	(1)	(101)
Proceeds from sales of repossessed assets & property held for sale	451	644
Cash and cash equivalents acquired in acquisition, net of $12,740 cash consideration paid	20,589	—
Net cash provided by (used in) investing activities	72,742	(11,374)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	25,880	27,160
Net increase in time deposits	16,032	26,824
Net decrease in short-term borrowings	(122,791)	(56,987)
Repayment of long-term borrowings	(4)	(4)
Proceeds from issuance of common stock, net of issuance costs	(20)	63
Purchase and retirement of common stock	(2,876)	—
Exercise of stock options	—	4
Dividends paid on common stock	(1,775)	(1,607)
Net cash used in financing activities	(85,554)	(4,547)
Decrease in cash and cash equivalents	(1,586)	(5,224)
Cash and cash equivalents:
Beginning	59,540	52,631
Ending	$57,954	$47,407

(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2019	March 31, 2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,134	$5,574
Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$3,691	$641
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$100,377	$—
Liabilities assumed	$114,151	$—

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2018 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
We adopted ASU No. 2016-02, Leases (Topic 842) and its related amendments on its required effective date of January 1, 2019 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The impact, deemed insignificant, to our consolidated financial position upon adoption was the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations of approximately $870,000 which is related to long-term operating leases of premises and leases of equipment used in operations. The right-of-use assets and lease liabilities are included in other assets and other liabilities in the Consolidated Balance Sheets. Our current minimum commitments under long-term operating leases are disclosed in Note 12, Commitments and Contingencies.
We adopted ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities on its required effective date of January 1, 2019. This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset date), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  The adoption of the new pronouncement did not have a significant impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$25,046	$—	$25,046	$—
Mortgage backed securities:
Government sponsored agencies	82,458	—	82,458	—
Nongovernment sponsored entities	7,729	—	7,729	—
State and political subdivisions	20,547	—	20,547	—
Corporate debt securities	15,450	—	15,450	—
Asset-backed securities	33,834	—	33,834	—
Tax-exempt state and political subdivisions	112,062	—	112,062	—
Total securities available for sale	$297,126	$—	$297,126	$—

Derivative financial assets
Interest rate swaps	$240	$—	$240	$—

Derivative financial liabilities
Interest rate swaps	$423	$—	$423	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$26,140	$—	$26,140	$—
Mortgage backed securities:
Government sponsored agencies	80,309	—	80,309	—
Nongovernment sponsored entities	614	—	614	—
State and political subdivisions	19,243	—	19,243	—
Corporate debt securities	14,512	—	14,512	—
Asset-backed securities	25,175	—	25,175	—
Tax-exempt state and political subdivisions	127,154	—	127,154	—
Total securities available for sale	$293,147	$—	$293,147	$—

Derivative financial assets
Interest rate swaps	$555	$—	$555	$—

Derivative financial liabilities
Interest rate swaps	$411	$—	$411	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$433	$—	$433	$—

Collateral-dependent impaired loans
Commercial	$57	$—	$8	$49
Commercial real estate	420	$—	420	—
Construction and development	758	$—	758	—
Residential real estate	799	—	799	—
Total collateral-dependent impaired loans	$2,034	$—	$1,985	$49

Property held for sale
Commercial real estate	$1,627	$—	$1,627	$—
Construction and development	16,522	—	16,522	—
Residential real estate	643	—	643	—
Total property held for sale	$18,792	$—	$18,792	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$400	$—	$400	$—

Collateral-dependent impaired loans
Commercial	$2,660	$—	$2,611	$49
Commercial real estate	420	—	420	—
Construction and development	759	—	759	—
Residential real estate	763	—	763	—
Total collateral-dependent impaired loans	$4,602	$—	$4,553	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,363	—	16,363	—
Residential real estate	403	—	403	—
Total property held for sale	$18,443	$—	$18,443	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$57,954	$57,954	$—	$57,954	$—
Securities available for sale	297,126	297,126	—	297,126	—
Other investments	12,597	12,597	—	12,597	—
Loans held for sale, net	433	433	—	433	—
Loans, net	1,725,064	1,729,204	—	1,985	1,727,219
Accrued interest receivable	8,828	8,828	—	8,828	—
Derivative financial assets	240	240	—	240	—
	$2,102,242	$2,106,382	$—	$379,163	$1,727,219
Financial liabilities
Deposits	$1,789,032	$1,785,991	$—	$1,785,991	$—
Short-term borrowings	186,292	186,292	—	186,292	—
Long-term borrowings	730	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,262	1,262	—	1,262	—
Derivative financial liabilities	423	423	—	423	—
	$1,997,328	$1,994,411	$—	$1,994,411	$—

	December 31, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,540	$59,540	$—	$59,540	$—
Securities available for sale	293,147	293,147	—	293,147	—
Other investments	16,635	16,635	—	16,635	—
Loans held for sale, net	400	400	—	400	—
Loans, net	1,682,005	1,666,834	—	4,553	1,662,281
Accrued interest receivable	8,708	8,708	—	8,708	—
Derivative financial assets	555	555	—	555	—
	$2,060,990	$2,045,819	$—	$383,538	$1,662,281
Financial liabilities
Deposits	$1,634,826	$1,631,456	$—	$1,631,456	$—
Short-term borrowings	309,084	309,084	—	309,084	—
Long-term borrowings	735	843	—	843	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,102	1,102	—	1,102	—
Derivative financial liabilities	411	411	—	411	—
	$1,965,747	$1,962,485	$—	$1,962,485	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2019			2018
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$7,092			$7,443

Basic earnings per share	$7,092	12,717,501	$0.56	$7,443	12,358,849	$0.60

Effect of dilutive securities:
Stock options		5,313			7,521
Stock appreciation rights (SARs)		55,831			17,387

Diluted earnings per share	$7,092	12,778,644	$0.56	$7,443	12,383,757	$0.60

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the quarters ended March 31, 2019 and March 31, 2018 were 7,700 shares and 15,600 shares respectively. Our anti-dilutive SARs for the quarters ended March 31, 2019 and March 31, 2018 were 222,740 and 87,615, respectively .

NOTE 5.  DEBT SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$25,185	$213	$352	$25,046
Residential mortgage-backed securities:
Government-sponsored agencies	82,661	674	877	82,458
Nongovernment-sponsored entities	7,818	4	93	7,729
State and political subdivisions
General obligations	7,071	13	27	7,057
Other revenues	13,450	70	30	13,490
Corporate debt securities	15,740	10	300	15,450
Asset-backed securities	34,194	—	360	33,834
Total taxable debt securities	186,119	984	2,039	185,064
Tax-exempt debt securities
State and political subdivisions
General obligations	57,027	1,921	23	58,925
Water and sewer revenues	15,776	435	5	16,206
Lease revenues	11,545	419	—	11,964
Other revenues	24,518	474	25	24,967
Total tax-exempt debt securities	108,866	3,249	53	112,062
Total securities available for sale	$294,985	$4,233	$2,092	$297,126

	December 31, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,303	$203	$366	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	80,883	603	1,177	80,309
Nongovernment-sponsored entities	611	4	1	614
State and political subdivisions
General obligations	6,081	—	126	5,955
Other revenues	13,457	17	186	13,288
Corporate debt securities	14,807	9	304	14,512
Asset-backed securities	25,288	10	123	25,175
Total taxable debt securities	167,430	846	2,283	165,993
Tax-exempt debt securities
State and political subdivisions
General obligations	65,626	624	344	65,906
Water and sewer revenues	20,018	225	98	20,145
Lease revenues	10,980	135	7	11,108
Other revenues	30,197	77	279	29,995
Total tax-exempt debt securities	126,821	1,061	728	127,154
Total securities available for sale	$294,251	$1,907	$3,011	$293,147

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$20,546	$823	$6	$21,363
Michigan	14,287	375	12	14,650
Texas	12,137	379	10	12,506
Illinois	12,226	263	9	12,480
West Virginia	10,882	172	25	11,029

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at March 31, 2019, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,384	$36,351
Due from one to five years	81,630	81,384
Due from five to ten years	57,935	57,352
Due after ten years	119,036	122,039
	$294,985	$297,126

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2019 and 2018 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2019
Securities available for sale	$79,776	$1,100	$4,684	$105	$108

2018
Securities available for sale	$39,267	$55	$6,690	$1,474	$742

We held 93 available for sale securities having an unrealized loss at March 31, 2019.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and is not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2019 and December 31, 2018.

	March 31, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$1,925	$30	$16,576	$322	$18,501	$352
Residential mortgage-backed securities:
Government-sponsored agencies	32	17,412	230	26,153	647	43,565	877
Nongovernment-sponsored entities	3	5,804	92	327	1	6,131	93
State and political subdivisions:
General obligations	8	—	—	5,319	27	5,319	27
Other revenues	8	—	—	5,879	30	5,879	30
Corporate debt securities	7	3,692	90	2,540	210	6,232	300
Asset-backed securities	14	32,767	360	—	—	32,767	360
Tax-exempt debt securities
State and political subdivisions:
General obligations	4	—	—	3,023	23	3,023	23
Water and sewer revenues	1	—	—	1,163	5	1,163	5
Other revenues	1	—	—	1,013	25	1,013	25
Total	93	61,600	802	61,993	1,290	123,593	2,092

	December 31, 2018
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$12,185	$184	$7,464	$182	$19,649	$366
Residential mortgage-backed securities:
Government-sponsored agencies	37	23,277	241	24,472	936	47,749	1,177
Nongovernment-sponsored entities	1	—	—	436	1	436	1
State and political subdivisions:
General obligations	8	—	—	5,222	126	5,222	126
Other revenues	11	968	16	9,450	170	10,418	186
Corporate debt securities	7	2,759	109	4,587	195	7,346	304
Asset-backed securities	9	20,129	123	—	—	20,129	123
Tax-exempt debt securities
State and political subdivisions:
General obligations	25	7,273	50	16,830	294	24,103	344
Water and sewer revenues	7	989	6	4,311	92	5,300	98
Lease revenues	2	553	—	557	7	1,110	7
Other revenues	12	7,309	62	11,531	217	18,840	279
Total	134	75,442	791	84,860	2,220	160,302	3,011

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	March 31, 2019	December 31, 2018
Commercial	$189,248	$194,315
Commercial real estate
Owner-occupied	272,088	266,362
Non-owner occupied	570,392	564,826
Construction and development
Land and land development	64,192	68,833
Construction	36,040	24,731
Residential real estate
Non-jumbo	359,107	336,977
Jumbo	69,313	73,599
Home equity	80,370	80,910
Mortgage warehouse lines	49,355	39,140
Consumer	36,046	32,460
Other	12,045	12,899
Total loans, net of unearned fees	1,738,196	1,695,052
Less allowance for loan losses	13,132	13,047
Loans, net	$1,725,064	$1,682,005

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at March 31, 2019 and December 31, 2018 are as follows:

	Acquired Loans
	March 31, 2019			December 31, 2018
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$4,240	$170,263	$174,503	$4,275	$138,167	$142,442

Recorded investment
Commercial	$—	$4,474	$4,474	$—	$3,934	$3,934
Commercial real estate
Owner-occupied	—	20,346	20,346	—	16,133	16,133
Non-owner occupied	1,186	25,053	26,239	1,162	23,431	24,593
Construction and development
Land and land development	—	4,865	4,865	—	5,161	5,161
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	1,319	99,876	101,195	1,374	77,894	79,268
Jumbo	963	3,188	4,151	975	2,577	3,552
Home equity	—	2,497	2,497	—	2,805	2,805
Consumer	—	7,445	7,445	—	4,630	4,630
Other	—	116	116	—	122	122
Total recorded investment	$3,468	$167,860	$171,328	$3,511	$136,687	$140,198

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
Dollars in thousands	2019	2018
Accretable yield	$632	$745
Accretion	(8)	(37)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	(1)	—
Accretable yield, March 31	$623	$708

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$181	$171	$346	$698	$188,550	$—
Commercial real estate
Owner-occupied	1,593	2,259	607	4,459	267,629	—
Non-owner occupied	276	—	1,573	1,849	568,543	—
Construction and development
Land and land development	12	167	—	179	64,013	—
Construction	—	—	—	—	36,040	—
Residential mortgage
Non-jumbo	3,524	404	2,772	6,700	352,407	—
Jumbo	—	—	—	—	69,313	—
Home equity	122	24	243	389	79,981	68
Mortgage warehouse lines	—	—	—	—	49,355	—
Consumer	406	55	160	621	35,425	37
Other	41	—	130	171	11,874	—
Total	$6,155	$3,080	$5,831	$15,066	$1,723,130	$105

	At December 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$254	$51	$483	$788	$193,527	$—
Commercial real estate
Owner-occupied	—	—	612	612	265,750	—
Non-owner occupied	156	255	1,756	2,167	562,659	—
Construction and development
Land and land development	190	4	3,174	3,368	65,465	—
Construction	—	—	—	—	24,731	—
Residential mortgage
Non-jumbo	4,120	2,235	3,753	10,108	326,869	—
Jumbo	—	—	675	675	72,924	—
Home equity	754	261	181	1,196	79,714	—
Mortgage warehouse lines	—	—	—	—	39,140	—
Consumer	502	121	125	748	31,712	36
Other	31	—	—	31	12,868	—
Total	$6,007	$2,927	$10,759	$19,693	$1,675,359	$36

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
Dollars in thousands	2019	2018
Commercial	$729	$935
Commercial real estate
Owner-occupied	1,096	1,028
Non-owner occupied	1,885	2,210
Construction and development
Land & land development	24	3,198
Construction	—	—
Residential mortgage
Non-jumbo	4,937	6,532
Jumbo	652	675
Home equity	270	299
Mortgage warehouse lines	—	—
Consumer	146	112
Other	130	—
Total	$9,869	$14,989

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

The following tables present loans individually evaluated for impairment at March 31, 2019 and December 31, 2018.

	March 31, 2019
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$5,371	$5,371	$—	$5,371	$345
Commercial real estate
Owner-occupied	8,896	8,902	—	8,774	376
Non-owner occupied	10,083	10,090	—	9,919	505
Construction and development
Land & land development	1,583	1,583	—	1,583	92
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,396	3,402	—	3,349	166
Jumbo	4,066	4,065	—	4,066	191
Home equity	523	523	—	523	31
Mortgage warehouse lines	—	—	—	—	—
Consumer	22	22	—	12	1
Total without a related allowance	$33,940	$33,958	$—	$33,597	$1,707

With a related allowance
Commercial	$80	$80	$22	$80	$—
Commercial real estate
Owner-occupied	2,933	2,932	447	2,933	114
Non-owner occupied	—	—	—	—	—
Construction and development
Land & land development	1,046	1,046	288	1,046	58
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,854	2,853	615	2,785	101
Jumbo	817	817	104	817	47
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$7,730	$7,728	$1,476	$7,661	$320

Total
Commercial	$29,992	$30,004	$757	$29,706	$1,490
Residential real estate	11,656	11,660	719	11,540	536
Consumer	22	22	—	12	1
Total	$41,670	$41,686	$1,476	$41,258	$2,027

The table above does not include PCI loans.

	December 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,019	$1,253	$—	$321	$16
Commercial real estate
Owner-occupied	8,600	8,605	—	7,730	318
Non-owner occupied	9,666	9,673	—	9,753	493
Construction and development
Land & land development	4,767	4,767	—	4,947	102
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,279	3,284	—	3,401	180
Jumbo	4,132	4,130	—	3,517	166
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	9	10	—	13	1
Total without a related allowance	$31,995	$32,245	$—	$30,205	$1,306

With a related allowance
Commercial	$3,343	$3,342	$682	$705	$39
Commercial real estate
Owner-occupied	2,969	2,969	462	2,397	117
Non-owner occupied	189	191	9	226	16
Construction and development
Land & land development	1,057	1,057	298	1,073	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,982	2,981	585	2,539	98
Jumbo	821	822	106	827	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,361	$11,362	$2,142	$7,767	$374

Total
Commercial	$31,610	$31,857	$1,451	$27,152	$1,157
Residential real estate	11,737	11,740	691	10,807	522
Consumer	9	10	—	13	1
Total	$43,356	$43,607	$2,142	$37,972	$1,680

The table above does not include PCI loans.

Included in impaired loans are TDRs of $27.8 million, of which $25.2 million were current with respect to restructured contractual payments at March 31, 2019, and $27 million, of which $26.6 million were current with respect to restructured contractual payments at December 31, 2018.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following tables present by class the TDRs that were restructured during the three months ended March 31, 2019 and March 31, 2018 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate
Owner-occupied	1	$325	$325	—	$—	$—
Non-owner occupied	4	324	324	—	—	—
Residential real estate
Non-jumbo	7	410	410	1	63	63
Consumer	1	16	16	—	—	—
Total	13	$1,075	$1,075	1	$63	$63

The following tables present defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	2	$157	—	$—
Commercial real estate
Non-owner occupied	1	126	1	341
Construction and development
Land & land development	—	—	1	438
Residential real estate
Non-jumbo	7	760	1	64
Total	10	$1,043	3	$843

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three months ended March 31, 2019, and the related allowance on TDRs.

For the Three Months Ended March 31, 2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2019	$2,654	$—	$273	$9,365	$5,404	$4,490	$4,278	$523	$—	$10	$—	$26,997
Additions	—	—	—	325	324	410	—	—	—	16	—	1,075
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(25)	—	(8)	(61)	(52)	(31)	(47)	—	—	(3)	—	(227)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2019	$2,629	$—	$265	$9,629	$5,676	$4,869	$4,231	$523	$—	$23	$—	$27,845

Allowance related to troubled debt restructurings	$288	$—	$7	$259	$—	$227	$104	$—	$—	$—	$—	$885

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Pass	$62,302	$63,743	$35,898	$24,589	$180,918	$182,651	$264,626	$259,360	$562,353	$556,609	$49,355	$39,140
OLEM (Special Mention)	455	472	142	142	2,677	6,748	2,057	1,864	1,683	1,554	—	—
Substandard	1,435	4,618	—	—	5,653	4,916	5,405	5,138	6,356	6,663	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$64,192	$68,833	$36,040	$24,731	$189,248	$194,315	$272,088	$266,362	$570,392	$564,826	$49,355	$39,140

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Residential real estate
Non-jumbo	$354,170	$330,445	$4,937	$6,532
Jumbo	68,661	72,924	652	675
Home Equity	80,032	80,611	338	299
Consumer	35,863	32,312	183	148
Other	11,915	12,899	130	—
Total	$550,641	$529,191	$6,240	$7,654

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three month period ended March 31, 2019 and for the year ended December 31, 2018 is as follows:

	March 31,	December 31,
Dollars in thousands	2019	2018
Balance, beginning of year	$13,047	$12,565
Charge-offs:
Commercial	17	248
Commercial real estate
Owner occupied	2	38
Non-owner occupied	—	619
Construction and development
Land and land development	—	259
Construction	—	—
Residential real estate
Non-jumbo	216	887
Jumbo	—	—
Home equity	—	26
Mortgage warehouse lines	—	—
Consumer	89	244
Other	90	282
Total	414	2,603
Recoveries:
Commercial	3	16
Commercial real estate
Owner occupied	7	23
Non-owner occupied	—	—
Construction and development
Land and land development	102	270
Construction	—	—
Residential real estate
Non-jumbo	21	228
Jumbo	—	25
Home equity	12	10
Mortgage warehouse lines	—	—
Consumer	63	141
Other	41	122
Total	249	835
Net charge-offs	165	1,768
Provision for loan losses	250	2,250
Balance, end of period	$13,132	$13,047

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first three months of 2019 and for the year ended 2018:

	For the Three Months Ended March 31, 2019					At March 31, 2019				At March 31, 2019
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,705	$(17)	$3	$(1,385)	$306	$22	$284	$—	$306	$5,451	$183,797	$—	$189,248
Commercial real estate
Owner occupied	2,214	(2)	7	1,190	3,409	447	2,962	—	3,409	11,829	260,259	—	272,088
Non-owner occupied	5,742	—	—	243	5,985	—	5,981	4	5,985	10,083	559,123	1,186	570,392
Construction and development
Land and land development	339	—	102	(143)	298	288	10	—	298	2,629	61,563	—	64,192
Construction	64	—	—	193	257	—	257	—	257	—	36,040	—	36,040
Residential real estate
Non-jumbo	2,090	(216)	21	371	2,266	615	1,642	9	2,266	6,250	351,538	1,319	359,107
Jumbo	379	—	—	(265)	114	104	10	—	114	4,883	63,467	963	69,313
Home equity	167	—	12	(59)	120	—	120	—	120	523	79,847	—	80,370
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	49,355	—	49,355
Consumer	79	(89)	63	56	109	—	109	—	109	22	36,024	—	36,046
Other	268	(90)	41	49	268	—	268	—	268	—	12,045	—	12,045
Total	$13,047	$(414)	$249	$250	$13,132	$1,476	$11,643	$13	$13,132	$41,670	$1,693,058	$3,468	$1,738,196

	For the Year Ended December 31, 2018					At December 31, 2018				At December 31, 2018
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$16	$634	$1,705	$682	$1,023	$—	$1,705	$4,362	$189,953	$—	$194,315
Commercial real estate
Owner occupied	2,424	(38)	23	(195)	2,214	462	1,752	—	2,214	11,569	254,793	—	266,362
Non-owner occupied	4,950	(619)	—	1,411	5,742	9	5,729	4	5,742	9,855	553,809	1,162	564,826
Construction and development
Land and land development	641	(259)	270	(313)	339	298	41	—	339	5,824	63,009	—	68,833
Construction	153	—	—	(89)	64	—	64	—	64	—	24,731	—	24,731
Residential real estate
Non-jumbo	1,911	(887)	228	838	2,090	585	1,495	10	2,090	6,261	329,342	1,374	336,977
Jumbo	72	—	25	282	379	106	273	—	379	4,953	67,671	975	73,599
Home equity	638	(26)	10	(455)	167	—	167	—	167	523	80,387	—	80,910
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	39,140	—	39,140
Consumer	210	(244)	141	(28)	79	—	79	—	79	9	32,451	—	32,460
Other	263	(282)	122	165	268	—	268	—	268	—	12,899	—	12,899
Total	$12,565	$(2,603)	$835	$2,250	$13,047	$2,142	$10,891	$14	$13,047	$43,356	$1,648,185	$3,511	$1,695,052

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at March 31, 2019 and other intangible assets by reporting unit at March 31, 2019 and December 31, 2018.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2019	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	1,855	—	1,855
Balance, March 31, 2019	$12,417	$4,710	$17,127

	Other Intangible Assets
	March 31, 2019			December 31, 2018
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$14,727	$3,000	$17,727	$12,598	$3,000	$15,598
Less: accumulated amortization	3,155	2,350	5,505	2,728	2,300	5,028
Net carrying amount	$11,572	$650	$12,222	$9,870	$700	$10,570

We recorded amortization expense of $476,000 and $436,000 for the three months ended March 31, 2019 and 2018, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
2019	$1,634	$200
2020	1,513	200
2021	1,393	200
2022	1,273	100
2023	1,152	—

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2019 and December 31, 2018:

Dollars in thousands	March 31, 2019	December 31, 2018
Demand deposits, interest bearing	$560,800	$523,257
Savings deposits	310,646	284,173
Time deposits	658,906	605,276
Total	$1,530,352	$1,412,706

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $218.9 million and $220.5 million at March 31, 2019 and December 31, 2018, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2019 is as follows:

Dollars in thousands
Nine month period ending December 31, 2019	$199,209
Year ending December 31, 2020	247,403
Year ending December 31, 2021	101,879
Year ending December 31, 2022	43,384
Year ending December 31, 2023	17,768
Thereafter	49,263
Total	$658,906

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $261.1 million at March 31, 2019 and $255.8 million at December 31, 2018.

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2019		2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$186,150	$142	$190,000	$3,513
Average balance outstanding for the period	198,878	1,419	240,179	3,506
Maximum balance outstanding at any month end during period	190,000	142	262,000	3,513
Weighted average interest rate for the period	2.71%	2.47%	1.72%	1.50%
Weighted average interest rate for balances
outstanding at March 31	2.75%	2.50%	2.02%	1.75%

	Year Ended December 31, 2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$303,950	5,134
Average balance outstanding for the period	223,764	4,378
Maximum balance outstanding at any month end during period	303,950	7,534
Weighted average interest rate for the period	2.18%	1.95%
Weighted average interest rate for balances
outstanding at December 31	2.71%	2.50%

Long-term borrowings:  Our long-term borrowings of $730,000 and $735,000 at March 31, 2019 and December 31, 2018, respectively, consisted of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at March 31,	Balance at December 31,
Dollars in thousands	2019	2018
Long-term FHLB advances	$730	$735
Total	$730	$735

Our long term FHLB borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings and long-term repurchase agreements for the three month period ended March 31, 2019 was 5.34% compared to 4.28% for the first three months of 2018.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2019 and December 31, 2018.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2019	$13	$—
	2020	18	—
	2021	20	—
	2022	21	—
	2023	22	—
	Thereafter	636	19,589
		$730	$19,589

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

Under the 2014 LTIP and the Plans, stock options and SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2019, we granted 109,819 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date and granted 28,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted during 2019 were as follows:

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.43%	2.51%
Expected dividend yield	2.30%	2.30%
Expected common stock volatility	35.71%	40.84%
Expected life	6.5 years	7.0 years

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2019 and 2018, our share-based compensation expense was $132,000 and $94,000 and the related deferred tax benefits were approximately $32,000 and $23,000.

A summary of activity in our Plans during the first three months of 2019 and 2018 is as follows:

	For the Three Months Ended March 31,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, March 31	370,216	$2,478	7.83	$19.82

Exercisable, March 31	111,058	$1,129	6.16	$16.35

	For the Three Months Ended March 31,
	2018
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(200)			17.79
Forfeited	(3,000)			26.01
Expired	—			—
Outstanding, March 31	247,091	$1,918	7.08	$17.65

Exercisable, March 31	77,581	$618	5.50	$17.42

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2019
Commitments to extend credit:
Revolving home equity and credit card lines	$70,110
Construction loans	84,705
Other loans	139,569
Standby letters of credit	6,533
Total	$300,917

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

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $177,000 in 2019 and $92,000 in 2020.  Total net rent expense included in the accompanying consolidated financial statements was $66,000 for the three months ended March 31, 2019 and $69,000 for the three months ended March 31, 2018.

Litigation

We are not a party to litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2019, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2019, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I, Item 1 -- Business of our 2018 Annual Report on Form 10-K for further discussion of Basel III.

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

The following table presents Summit's, as well as Summit Community's, actual and required minimum capital amounts and ratios as of March 31, 2019 and December 31, 2018 under the Basel III Capital Rules.  The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
CET1 (to risk weighted assets)
Summit	$206,142	11.4%	N/A	N/A	N/A	N/A
Summit Community	222,400	12.3%	126,569	7.0%	117,528	6.5%
Tier I Capital (to risk weighted assets)
Summit	225,142	12.5%	N/A	N/A	N/A	N/A
Summit Community	222,400	12.3%	153,691	8.5%	144,650	8.0%
Total Capital (to risk weighted assets)
Summit	238,274	13.2%	N/A	N/A	N/A	N/A
Summit Community	235,532	13.0%	190,237	10.5%	181,178	10.0%
Tier I Capital (to average assets)
Summit	225,142	10.2%	N/A	N/A	N/A	N/A
Summit Community	222,400	10.0%	88,960	4.0%	111,200	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
CET1 (to risk weighted assets)
Summit	197,551	11.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	124,793	7.0%	115,879	6.5%
Tier I Capital (to risk weighted assets)
Summit	216,551	12.2%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	151,534	8.5%	142,620	8.0%
Total Capital (to risk weighted assets)
Summit	229,598	12.9%	N/A	N/A	N/A	N/A
Summit Community	226,977	12.8%	186,192	10.5%	177,326	10.0%
Tier I Capital (to average assets)
Summit	216,551	10.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	10.0%	85,572	4.0%	106,965	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of March 31, 2019 and December 31, 2018 follows:

	March 31, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$423	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,254	$240	$—	$—

	December 31, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$411	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,399	$555	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACQUISITIONS

Peoples Bankshares, Inc.

On January 1, 2019, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Peoples Bankshares, Inc. ("PBI") and its subsidiary First Peoples Bank, headquartered in Mullens, West Virginia. With this transaction, Summit further expands its footprint in Wyoming and Raleigh Counties of West Virginia. Pursuant to the Agreement and Plan of Merger dated July 24, 2018, PBI's shareholders received cash in the amount of $47.00 per share or 1.7193 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total stock consideration was $9.0 million or 465,931 shares of Summit common stock and cash consideration was $12.7 million. PBI's assets and liabilities approximated $133 million and $113 million, respectively, at December 31, 2018.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of PBI were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $1.86 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2019 in connection with the acquisition of PBI, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by PBI	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,740
Stock consideration			8,997
Total consideration			21,737

Identifiable assets acquired:
Cash and cash equivalents	$33,422	$(93)	$33,329
Securities available for sale, at fair value	55,206	(93)	55,113
Loans
Purchased performing	42,376	(977)	41,399
Purchased credit impaired	—	—	—
Allowance for loan losses	(410)	410	—
Premises and equipment	1,382	(567)	815
Property held for sale	—	—	—
Core deposit intangibles	—	2,129	2,129
Other assets	1,110	(100)	1,010
Total identifiable assets acquired	$133,086	$709	$133,795

Identifiable liabilities assumed:
Deposits	112,064	316	112,380
Other liabilities	1,422	111	1,533
Total identifiable liabilities assumed	$113,486	$427	$113,913

Net identifiable assets acquired	$19,600	$282	$19,882

Preliminary goodwill resulting from acquisition			$1,855

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

Premises and equipment: The fair value of PBI's real property was determined based upon appraisals by licensed appraisers. The fair value of tangible personal property, which is not material, was assumed to equal the carrying value by PBI.

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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition is accounted for as a"nonaccretable difference," and is available to absorb future credit losses on those loans. For purposes of determining the nonaccretable difference, no prepayments are generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is accounted for as accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. No acquired PBI loans were designated as PCI loans.

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

The following presents the financial effects of adjustments recognized in the statements of income for the three months ended March 31, 2019 and 2018 related to business combinations that occurred during 2016, 2017 and 2018.

	Income increase (decrease)
Dollars in thousands	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest and fees on loans	$(9)	$145
Interest expense on deposits	88	61
Amortization of intangibles	(426)	(386)
Income before income tax expense	$(347)	$(180)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ending March 31, 2019 and 2018.

		For the Three Months Ended March 31, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification	(328)	—	(9)	2,465	2,128
Amounts reclassified from accumulated other comprehensive income	—	—	—	2	2
Net current period other comprehensive income (loss)	(328)	—	(9)	2,467	2,130
Ending balance	$(328)	$139	$(323)	$1,626	$1,114

	For the Three Months Ended March 31, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive (loss) income before reclassification	—	715	(2,779)	(2,064)
Amounts reclassified from accumulated other comprehensive income	—	—	(556)	(556)
Net current period other comprehensive (loss) income	—	715	(3,335)	(2,620)
Ending balance	$398	$(849)	$(437)	$(888)

NOTE 17. INCOME TAXES

Our income tax expense for the three months ended March 31, 2019 and March 31, 2018 totaled $1.6 million and $1.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2019 and 2018 was 18.4% and 20.2%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31,
	2019	2018
Dollars in thousands	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(2.5)%	(2.6)%
State income taxes, net of Federal income tax benefit	2%	2.2%
Low-income housing and rehabilitation tax credits	(0.5)%	(1.0)%
Other, net	(1.6)%	0.6%
Effective income tax rate	18.4%	20.2%

The components of applicable income tax expense for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2019	2018
Current
Federal	$1,650	$1,753
State	264	278
	1,914	2,031
Deferred
Federal	(274)	(134)
State	(39)	(21)
	(313)	(155)
Total	$1,601	$1,876

NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income and mortgage banking revenue are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. With the exception of gains or losses on sales of foreclosed properties, all of our revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income in the Consolidated Statements of Income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of March 31, 2019, remaining performance obligations consisted of insurance products with an original expected length of one year or less.
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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

Dollars in thousands	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Service fees on deposit accounts	$1,180	$1,091
Bank card revenue	814	749
Trust and wealth management fees	586	667
Insurance commissions	1,174	1,113
Other	87	53
Net revenue from contracts with customers	3,841	3,673
Non-interest income within the scope of other ASC topics	389	1,203
Total noninterest income	$4,230	$4,876

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the three months ended March 31, 2019 and March 31, 2018, net (losses)/gains on sales of foreclosed properties were $(1,000) and $64,000 .
NOTE 19. SUBSEQUENT EVENT

Summit announced the sale of its insurance agency, Summit Insurance Services (“SIS”) to The Hilb Group (“THG”), effective May 1, 2019.  As result of the sale, Summit expects to record an estimated pre-tax gain of $2.06 million in its results of operations for second quarter 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiaries, Summit Community Bank (“Summit Community”) and Summit Insurance Services, LLC, for the periods indicated.   This discussion and analysis should be read in conjunction with our 2018 audited financial statements and Annual Report on Form 10-K.

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

OVERVIEW

On January 1, 2019, we acquired Peoples Bankshares, Inc. ("PBI") and its subsidiary, First Peoples Bank, Inc., headquartered in Mullens, West Virginia. PBI's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior-year first quarter period.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our PBI acquisition and organic loan growth, average interest earning assets increased by 4.89% for the first three months in 2019 compared to the same period of 2018 while our net interest earnings on a tax equivalent basis increased 12.67%.  Our tax equivalent net interest margin increased 8 basis points as our yield on interest earning assets increased 35 basis points while our cost of interest bearing funds increased 36 basis points.

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2018 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of the allowance for loan losses, the valuation of goodwill, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2018.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2019 was $7.1 million, or $0.56 per diluted share, compared to $7.4 million, or $0.60 per diluted share for the same period of 2018. Net income for the quarter ended March 31, 2019, compared to the same period of 2018, was positively impacted by increased net interest income and negatively impacted by higher noninterest expense primarily a result of the PBI acquisition. Returns on average equity and assets for the first three months of 2019 were 12.28% and 1.27%, respectively, compared with 14.73% and 1.40% for the same period of 2018.

PBI’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our three months ended March 31, 2019 results reflect increased levels of average balances, income and expense as compared to the same period of 2018 results. At consummation (prior to fair value acquisition adjustments), PBI had total assets of $133.1 million, net loans of $42.4 million, and deposits of $112.1 million.

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

Q1 2019 compared to Q4 2018

For the quarter ended March 31, 2019, our net interest income on a fully taxable-equivalent basis increased $492,000 to $18.85 million compared to $18.36 million for the quarter end December 31, 2018. Our taxable-equivalent earnings on interest earning assets increased $526,000, while the cost of interest bearing liabilities increased $34,000 (see Tables I and II).

For the three months ended March 31, 2019 average interest earning assets increased to $2.09 billion compared to $2.02 billion for the three months ended December 31, 2018, while average interest bearing liabilities increased to $1.74 billion for the three months ended March 31, 2019 from $1.71 billion for the three months ended December 31, 2018.

For the quarter ended March 31, 2018, our net interest margin increased to 3.66%, compared to 3.61% for the linked quarter, as the yields on earning assets increased 35 basis points, while the cost of our interest bearing funds increased by 36 basis points. At acquisition, PBI's deposit costs were significantly lower than Summit's cost of deposits, thus substantially offsetting the increase in market rates during first quarter 2019.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.64% and 3.57% for the three months ended March 31, 2019 and December 31, 2018.

Q1 2019 compared to Q1 2018

For the quarter ended March 31, 2019, our net interest income on a fully taxable-equivalent basis increased $1.29 million to $18.85 million compared to $17.57 million for the quarter end March 31, 2018. Our taxable-equivalent earnings on interest earning assets increased $2.9 million, while the cost of interest bearing liabilities increased $1.7 million (see Tables I and II).

For the three months ended March 31, 2019 average interest earning assets increased 4.9% to $2.09 billion compared to $1.99 billion for the three months ended March 31, 2018, while average interest bearing liabilities increased 2.4% from $1.70 billion for the three months ended March 31, 2018 to $1.74 billion for the three months ended March 31, 2019.

For the quarter ended March 31, 2019, our net interest margin increased to 3.66%, compared to 3.58% for the same period of 2018, as the yields on earning assets increased 35 basis points, while the cost of our interest bearing funds increased by 36 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.53% for the three months ended March 31, 2018.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2019			December 31, 2018			March 31, 2018
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,712,286	$22,907	5.43%	$1,660,250	$22,519	5.38%	$1,611,813	$20,223	5.09%
Tax-exempt (2)	14,907	184	5.01%	15,322	177	4.58%	16,307	182	4.53%
Securities
Taxable	195,932	1,687	3.49%	176,059	1,502	3.38%	191,713	1,372	2.90%
Tax-exempt (2)	114,831	1,139	4.02%	132,088	1,296	3.89%	132,306	1,290	3.95%
Federal funds sold and interest bearing deposits with other banks	51,187	230	1.82%	35,402	127	1.42%	39,656	140	1.43%
Total interest earning assets	2,089,143	26,147	5.08%	2,019,121	25,621	5.03%	1,991,795	23,207	4.73%
Noninterest earning assets
Cash & due from banks	12,825			9,686			9,962
Premises and equipment	38,404			37,224			34,586
Property held for sale	21,386			21,842			21,326
Other assets	91,954			87,386			85,799
Allowance for loan losses	(13,309)			(13,172)			(12,737)
Total assets	$2,240,403			$2,162,087			$2,130,731
Interest bearing liabilities
Interest bearing demand deposits	$556,766	$1,663	1.21%	$519,465	$1,504	1.15%	$423,095	$632	0.61%
Savings deposits	310,848	898	1.17%	289,809	861	1.18%	346,358	717	0.84%
Time deposits	654,404	3,003	1.86%	607,037	2,738	1.79%	622,543	2,200	1.43%
Short-term borrowings	200,297	1,472	2.98%	270,092	1,909	2.80%	243,686	1,405	2.34%
Long-term borrowings and capital trust securities	20,321	259	5.17%	20,326	249	4.86%	65,338	686	4.26%
Total interest bearing liabilities	1,742,636	7,295	1.70%	1,706,729	7,261	1.69%	1,701,020	5,640	1.34%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	248,354			223,999			210,883
Other liabilities	18,322			16,138			16,771
Total liabilities	2,009,312			1,946,866			1,928,674

Shareholders' equity	231,091			215,221			202,057
Total liabilities and shareholders' equity	$2,240,403			$2,162,087			$2,130,731
Net interest earnings		$18,852			$18,360			$17,567
Net yield on interest earning assets			3.66%			3.61%			3.58%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $279,000, $308,000, and $310,000 for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2019 vs. December 31, 2018			March 31, 2019 vs. March 31, 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$307	$81	$388	$1,301	$1,383	$2,684
Tax-exempt	(6)	13	7	(17)	19	2
Securities
Taxable	145	40	185	31	284	315
Tax-exempt	(193)	36	(157)	(173)	22	(151)
Federal funds sold and interest bearing deposits with other banks	63	40	103	47	43	90
Total interest earned on interest earning assets	316	210	526	1,189	1,751	2,940

Interest paid on:
Interest bearing demand deposits	91	68	159	248	783	1,031
Savings deposits	43	(6)	37	(80)	261	181
Time deposits	175	90	265	118	685	803
Short-term borrowings	(541)	104	(437)	(277)	344	67
Long-term borrowings and capital trust securities	—	10	10	(550)	123	(427)
Total interest paid on interest bearing liabilities	(232)	266	34	(541)	2,196	1,655

Net interest income	$548	$(56)	$492	$1,730	$(445)	$1,285

Noninterest Income

Total noninterest income for the three months ended March 31, 2019 decreased 13.2% compared to same period in 2018 principally due to lower realized gains on sales of securities. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2019	2018
Insurance commissions	$1,174	$1,113
Trust and wealth management fees	586	667
Service charges on deposit accounts	1,180	1,091
Bank card revenue	814	749
Realized securities (losses) gains	(3)	732
Bank owned life insurance income	238	275
Other	241	249
Total	$4,230	$4,876

Noninterest Expense

Total noninterest expense increased 12.6% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 with other expenses and higher salaries, commissions, and employee benefits having the largest negative impact and fewer FDIC premiums during 2019 having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2019	$	%	2018
Salaries, commissions, and employee benefits	$7,347	$526	7.7%	$6,821
Net occupancy expense	924	92	11.1%	832
Equipment expense	1,179	96	8.9%	1,083
Professional fees	403	70	21.0%	333
Advertising and public relations	153	50	48.5%	103
Amortization of intangibles	476	40	9.2%	436
FDIC premiums	—	(240)	(100.0)%	240
Bank card expense	439	104	31.0%	335
Foreclosed properties expense, net of losses	384	59	18.2%	325
Merger-related expenses	63	63	(100.0)%	—
Other	2,492	686	38.0%	1,806
Total	$13,860	$1,546	12.6%	$12,314

Salaries, commissions, and employee benefits: These expenses are 7.7% higher in the first three months of 2019 compared to first three months of 2018 due to an increase in number of employees, primarily those in conjunction with the PBI acquisition, and general merit raises.

Net occupancy expense: The increase in net occupancy expense for the three months ended March 31, 2019 is primarily due to the acquired PBI locations.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the PBI acquisition.

Amortization of intangibles: Amortization of intangibles increased for the three months ended March 31, 2019 as a result of the additional amortization of the core deposit intangible associated with the PBI acquisition.

Other: The increase in other expenses for the three months ended March 31, 2019 is primarily due to a $509,000 increase in deferred director compensation plan expenses. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. As result of the stock market’s exceptionally robust performance during Q1 2019, we recognized significantly greater quarterly deferred director compensation expense this quarter than we have ever recognized previously.

Income Taxes

Our income tax expense for the three months ended March 31, 2019 and March 31, 2018 totaled $1.6 million and $1.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2019 and 2018 was 18.4% and 20.2%, respectively. Refer to Note 18 of the accompanying financial statements for further information regarding our income taxes.

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

We recorded $250,000 and $500,000 provisions for loan losses for the first three months of 2019 and 2018. The decrease is primarily due to more favorable asset quality indicators.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2018.

Table VII - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2019	2018	2018
Accruing loans past due 90 days or more	$105	$145	$36
Nonaccrual loans
Commercial	729	685	935
Commercial real estate	2,981	3,401	3,238
Commercial construction and development	—	—	—
Residential construction and development	24	3,642	3,198
Residential real estate	5,859	7,456	7,506
Consumer	146	128	112
Other	130	—	—
Total nonaccrual loans	9,869	15,312	14,989
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,841	1,875	1,762
Commercial construction and development	6,326	7,140	6,479
Residential construction and development	14,347	11,053	11,543
Residential real estate	1,879	1,374	1,648
Total foreclosed properties	24,393	21,442	21,432
Repossessed assets	34	18	5
Total nonperforming assets	$34,401	$36,917	$36,462
Total nonperforming loans as a percentage of total loans	0.57%	0.94%	0.89%
Total nonperforming assets as a percentage of total assets	1.53%	1.73%	1.66%
Allowance for loan losses as a percentage of nonperforming loans	131.66%	79.30%	86.84%
Allowance for loan losses as a percentage of period end loans	0.76%	0.75%	0.77%

The following table details the activity regarding our foreclosed properties for the three and three months ended March 31, 2019 and 2018.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2019	2018
Beginning balance	$21,432	$21,470
Acquisitions	3,656	641
Improvements	1	101
Disposals	(447)	(513)
Writedowns to fair value	(249)	(257)
Balance September 30	$24,393	$21,442

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, impaired loans, nonaccrual loans, and troubled debt restructurings and to Note 8 of the notes to the consolidated financial statements of our 2018 Annual Report on Form 10-K for a summary of the methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for loan losses.

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

At March 31, 2019 and December 31, 2018, our allowance for loan losses totaled $13.1 million, or 0.76% of total loans and $13.0 million, or 0.77% of total loans. The allowance for loan losses is considered adequate to cover our current estimate of probable credit losses inherent in our loan portfolio.

At March 31, 2019 and December 31, 2018 we had approximately $24.4 million and $21.4 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.25 billion at March 31, 2019 and $2.20 billion at December 31, 2018.  Table IX below is a summary of significant changes in our financial position between December 31, 2018 and March 31, 2019.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of PBI Acquisition	Other Changes	Balance March 31,
Dollars in thousands	2018			2019
Assets
Cash and cash equivalents	$59,540	$33,329	$(34,915)	$57,954
Securities available for sale	293,147	55,113	(51,134)	297,126
Other investments	16,635	72	(4,110)	12,597
Loans, net	1,682,005	41,398	1,661	1,725,064
Property held for sale	21,432	—	2,961	24,393
Premises and equipment	37,553	815	107	38,475
Goodwill and other intangibles	25,842	3,983	(476)	29,349
Cash surrender value of life insurance policies	42,386	—	328	42,714
Other assets	22,046	939	(1,016)	21,969
Total Assets	$2,200,586	$135,649	$(86,594)	$2,249,641

Liabilities
Deposits	$1,634,826	$112,379	$41,827	$1,789,032
Short-term borrowings	309,084	—	(122,792)	186,292
Long-term borrowings	735	—	(5)	730
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	16,522	1,533	2,313	20,368

Shareholders' Equity	219,830	21,737	(7,937)	233,630

Total liabilities and shareholders' equity	$2,200,586	$135,649	$(86,594)	$2,249,641

The following is a discussion of the significant changes in our financial position during the first nine months of 2018:

Cash and cash equivalents: Net reduction of $34.9 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $12.7 million paid in conjunction with the PBI acquisition.

Securities available for sale: The net decrease of $51.1 million in securities available for sale is principally a result of sales of the acquired PBI securities portfolio, whose proceeds were used to pay down short-term FHLB advances.

Deposits: During first quarter 2019, noninterest bearing checking increased $6.8 million, interest bearing checking deposits grew $22.7 million, direct CDs grew $8.1 million, retail CDs increased $7.5 million while saving deposits decreased $5.7 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with PBI acquisition, proceeds from sales of PBI's acquired securities, and increased deposits.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2019 and December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $990 million or 44.02% of total consolidated assets at March 31, 2019.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $792 million.  As of March 31, 2019 and December 31, 2018, these advances totaled approximately $187 million and $304 million, respectively.  At March 31, 2019, we had additional borrowing capacity of $605 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2019 was approximately $140 million, which is secured by a pledge of our consumer and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2019 totaled $233.6 million compared to $219.8 million at December 31, 2018.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2019.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2019	$13	$—	$177
2020	18	—	92
2021	20	—	71
2022	21	—	73
2023	22	—	53
Thereafter	636	19,589	75
Total	$730	$19,589	$541

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2019 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2019
Commitments to extend credit:
Revolving home equity and credit card lines	$70,110
Construction loans	84,705
Other loans	139,569
Standby letters of credit	6,533
Total	$300,917

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

The estimated sensitivity of our net interest income to changes in interest rates, as of March 31, 2019 is not materially different than that as of December 31, 2018 which is presented on page 43 of our Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2019, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2019 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	May 6, 2019