Form 10-Q
period 2019-06-30
SUMMIT FINANCIAL GROUP INC
filed 2019-08-02
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SMMF	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.
Common Stock, $2.50 par value
12,509,810 shares outstanding as of July 29, 2019

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2019	December 31, 2018
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$13,481	$23,061
Interest bearing deposits with other banks	42,994	36,479
Cash and cash equivalents	56,475	59,540
Debt securities available for sale	269,920	293,147
Other investments	14,238	16,635
Loans held for sale	314	400
Loans, net of unearned income	1,819,002	1,695,052
Less: allowance for loan losses	(13,152)	(13,047)
Loans, net	1,805,850	1,682,005
Property held for sale	21,390	21,432
Premises and equipment, net	42,896	37,553
Accrued interest receivable	8,909	8,708
Goodwill and other intangible assets	23,585	25,842
Cash surrender value of life insurance policies	42,976	42,386
Other assets	12,561	12,938
Total assets	$2,299,114	$2,200,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$234,397	$222,120
Interest bearing	1,563,096	1,412,706
Total deposits	1,797,493	1,634,826
Short-term borrowings	225,343	309,084
Long-term borrowings	726	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	20,262	16,522
Total liabilities	2,063,413	1,980,756

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2019 - 12,526,710 shares and 2018 - 12,399,887 shares; outstanding: 2019 - 12,449,986 shares and 2018 - 12,312,933	80,946	80,431
Unallocated common stock held by Employee Stock Ownership Plan - 2019 - 76,724 shares and 2018 - 86,954 shares	(828)	(939)
Retained earnings	153,362	141,354
Accumulated other comprehensive income (loss)	2,221	(1,016)
Total shareholders' equity	235,701	219,830

Total liabilities and shareholders' equity	$2,299,114	$2,200,586

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, except per share amounts	2019	2018	2019	2018
Interest income
Interest and fees on loans
Taxable	$24,184	$20,820	$47,090	$41,043
Tax-exempt	168	142	314	286
Interest and dividends on securities
Taxable	1,607	1,240	3,292	2,612
Tax-exempt	789	1,063	1,689	2,082
Interest on interest bearing deposits with other banks	134	134	365	274
Total interest income	26,882	23,399	52,750	46,297
Interest expense
Interest on deposits	5,967	4,309	11,531	7,858
Interest on short-term borrowings	1,397	1,242	2,869	2,648
Interest on long-term borrowings and subordinated debentures	255	573	514	1,258
Total interest expense	7,619	6,124	14,914	11,764
Net interest income	19,263	17,275	37,836	34,533
Provision for loan losses	300	750	550	1,250
Net interest income after provision for loan losses	18,963	16,525	37,286	33,283
Noninterest income
Insurance commissions	606	1,013	1,780	2,126
Trust and wealth management fees	612	672	1,198	1,339
Service charges on deposit accounts	1,224	1,116	2,405	2,207
Bank card revenue	893	801	1,707	1,550
Realized securities gains, net	1,086	87	1,082	819
Gain on sale of Summit Insurance Services, LLC	1,906	—	1,906	—
Bank owned life insurance income	248	249	486	523
Other	235	210	476	459
Total noninterest income	6,810	4,148	11,040	9,023
Noninterest expenses
Salaries, commissions and employee benefits	7,576	6,922	14,923	13,744
Net occupancy expense	880	840	1,803	1,672
Equipment expense	1,219	1,071	2,398	2,153
Professional fees	475	385	878	719
Advertising and public relations	155	188	308	291
Amortization of intangibles	420	413	897	848
FDIC premiums	88	240	88	480
Bank card expense	473	361	911	696
Foreclosed properties expense, net of losses	1,545	350	1,930	675
Merger-related expenses	382	—	445	—
Other	2,116	1,965	4,608	3,771
Total noninterest expenses	15,329	12,735	29,189	25,049
Income before income tax expense	10,444	7,938	19,137	17,257
Income tax expense	1,880	1,658	3,481	3,534
Net income	$8,564	$6,280	$15,656	$13,723

Basic earnings per common share	$0.68	$0.51	$1.24	$1.11
Diluted earnings per common share	$0.68	$0.51	$1.23	$1.10

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2019	2018
Net income	$8,564	$6,280
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedge of: 2019 - ($545), net of deferred taxes of ($131); 2018 - $496, net of deferred taxes of $119	(414)	377
Net unrealized gain (loss) on securities available for sale of: 2019 - $2,001, net of deferred taxes of $480 and reclassification adjustment for net realized gains included in net income of $1,086, net of tax of $261; 2018 - ($625), net of deferred taxes of ($150) and reclassification adjustment for net realized gains included in net income of $87, net of tax of $21	1,521	(475)
Total other comprehensive income (loss)	1,107	(98)
Total comprehensive income	$9,671	$6,182

	For the Six Months Ended June 30,
Dollars in thousands	2019	2018
Net income	$15,656	$13,723
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedge of: 2019 - ($557), net of deferred taxes of ($134); 2018 - $1,437, net of deferred taxes of $345	(423)	1,092
Net unrealized gain (loss) on securities available for sale of: 2019 - $5,247, net of deferred taxes of $1,259 and reclassification adjustment for net realized gains included in net income of $1,082, net of tax of $260; 2018 - ($5,013), net of deferred taxes of ($1,203) and reclassification adjustment for net realized gains included in net income of $819, net of tax of $197	3,988	(3,810)
Net unrealized loss on pension plan of: 2019 - ($432), net of deferred taxes of ($104)	(328)	—
Total other comprehensive income (loss)	3,237	(2,718)
Total comprehensive income	$18,893	$11,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance March 31, 2019	$86,729	$(884)	$146,671	$1,114	$233,630

Three Months Ended June 30, 2019
Net income	—	—	8,564	—	8,564
Other comprehensive income	—	—	—	1,107	1,107
Exercise of stock options and SARs - 16,815 shares	7	—	—	—	7
Share-based compensation expense	149	—	—	—	149
Unallocated ESOP shares committed to be released - 5,115 shares	77	56	—	—	133
Retirement of 235,717 shares of common stock	(6,076)	—	—	—	(6,076)
Common stock issuances from reinvested dividends - 2,245 shares	60	—	—	—	60
Common stock cash dividends declared ($0.15 per share)	—	—	(1,873)	—	(1,873)
Balance, June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

Balance March 31, 2018	$81,332	$(1,098)	$125,663	$(888)	$205,009

Three Months Ended June 30, 2018
Net income	—	—	6,280	—	6,280
Other comprehensive loss	—	—	—	(98)	(98)
Share-based compensation expense	99	—	—	—	99
Unallocated ESOP shares committed to be released - 5,066 shares	78	55	—	—	133
Common stock issuances from reinvested dividends - 2,321 shares	63	—	—	—	63
Common stock cash dividends declared ($0.13 per share)	—	—	(1,607)	—	(1,607)
Balance, June 30, 2018	$81,572	$(1,043)	$130,336	$(986)	$209,879

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Six Months Ended June 30, 2019
Net income	—	—	15,656	—	15,656
Other comprehensive income	—	—	—	3,237	3,237
Exercise of stock options and SARs - 17,255 shares	7	—	—	—	7
Share-based compensation expense	281	—	—	—	281
Unallocated ESOP shares committed to be released - 10,230 shares	142	111	—	—	253
Retirement of 360,917 shares of common stock	(8,952)	—	—	—	(8,952)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 4,554 shares	119	—	—	—	119
Common stock cash dividends declared ($0.29 per share)	—	—	(3,648)	—	(3,648)
Balance, June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Six Months Ended June 30, 2018
Net income	—	—	13,723	—	13,723
Other comprehensive loss	—	—	—	(2,718)	(2,718)
Exercise of stock options - 200 shares	4	—	—	—	4
Share-based compensation expense	193	—	—	—	193
Unallocated ESOP shares committed to be released - 10,147 shares	151	109	—	—	260
Common stock issuances from reinvested dividends - 4,838 shares	126	—	—	—	126
Common stock cash dividends declared ($0.26 per share)	—	—	(3,214)	—	(3,214)
Balance, June 30, 2018	$81,572	$(1,043)	$130,336	$(986)	$209,879

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income	$15,656	$13,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,242	1,058
Provision for loan losses	550	1,250
Share-based compensation expense	281	193
Deferred income tax benefit	(236)	(193)
Loans originated for sale	(6,843)	(7,764)
Proceeds from sale of loans	7,080	7,775
Gains on loans held for sale	(151)	(146)
Realized securities gains, net	(1,082)	(819)
Loss (gain) on disposal of assets	155	(16)
Gain on sale of Summit Insurance Services, LLC	(1,906)	—
Write-downs of foreclosed properties	1,445	420
Amortization of securities premiums, net	1,290	1,872
Accretion related to acquisitions, net	(632)	(310)
Amortization of intangibles	897	848
Earnings on bank owned life insurance	(590)	(574)
Decrease (increase) in accrued interest receivable	229	(96)
Increase in other assets	(11)	(415)
Increase in other liabilities	1,232	1,358
Net cash provided by operating activities	18,606	18,164
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,445	1,050
Proceeds from sales of securities available for sale	114,171	69,235
Principal payments received on securities available for sale	13,822	13,393
Purchases of securities available for sale	(46,060)	(44,243)
Purchases of other investments	(6,930)	(5,938)
Proceeds from redemptions of other investments	9,142	7,397
Net loan originations	(85,633)	(26,200)
Purchases of premises and equipment	(5,863)	(2,866)
Proceeds from disposal of premises and equipment	3	12
Improvements to property held for sale	(33)	(795)
Proceeds from sales of repossessed assets & property held for sale	2,403	1,225
Proceeds from sale of Summit Insurance Services, LLC	7,117	—
Cash and cash equivalents acquired in acquisition, net of $12,740 cash consideration paid	20,589	—
Net cash provided by investing activities	24,173	12,270
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	20,505	25,848
Net increase in time deposits	29,954	13,661
Net decrease in short-term borrowings	(83,741)	(48,071)
Repayment of long-term borrowings	(9)	(25,008)
Proceeds from issuance of common stock, net of issuance costs	40	126
Purchase and retirement of common stock	(8,952)	—
Exercise of stock options	7	4
Dividends paid on common stock	(3,648)	(3,214)
Net cash used in financing activities	(45,844)	(36,654)
Decrease in cash and cash equivalents	(3,065)	(6,220)
Cash and cash equivalents:
Beginning	59,540	52,631
Ending	$56,475	$46,411
(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2019	June 30, 2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$14,645	$11,713
Income taxes	$3,845	$4,066

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$3,937	$906
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$100,377	$—
Liabilities assumed	$114,151	$—

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2018 audited financial statements and Annual Report on Form 10-K.

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

Pending Adoption

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. In this regard, we have a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and engaged a third-party to assist us. The team has developed a project plan, identified key decision points and prepared a readiness assessment and gap analysis relative to required data which serves to direct our areas of focus. In addition, we have collected applicable historical data and made decisions regarding methodology and loan pool structures. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$23,724	$—	$23,724	$—
Mortgage backed securities:
Government sponsored agencies	75,334	—	75,334	—
Nongovernment sponsored entities	9,170	—	9,170	—
State and political subdivisions	23,365	—	23,365	—
Corporate debt securities	16,972	—	16,972	—
Asset-backed securities	33,452	—	33,452	—
Tax-exempt state and political subdivisions	87,903	—	87,903	—
Total securities available for sale	$269,920	$—	$269,920	$—

Derivative financial assets
Interest rate swaps	$—	$—	$—	$—

Derivative financial liabilities
Interest rate swaps	$1,247	$—	$1,247	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$26,140	$—	$26,140	$—
Mortgage backed securities:
Government sponsored agencies	80,309	—	80,309	—
Nongovernment sponsored entities	614	—	614	—
State and political subdivisions	19,243	—	19,243	—
Corporate debt securities	14,512	—	14,512	—
Asset-backed securities	25,175	—	25,175	—
Tax-exempt state and political subdivisions	127,154	—	127,154	—
Total securities available for sale	$293,147	$—	$293,147	$—

Derivative financial assets
Interest rate swaps	$555	$—	$555	$—

Derivative financial liabilities
Interest rate swaps	$411	$—	$411	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$314	$—	$314	$—

Collateral-dependent impaired loans
Commercial	$238	$—	$8	$230
Commercial real estate	420	$—	420	—
Construction and development	515	$—	515	—
Residential real estate	717	—	646	71
Total collateral-dependent impaired loans	$1,890	$—	$1,589	$301

Property held for sale
Commercial real estate	$1,414	$—	$1,414	$—
Construction and development	14,427	—	14,427	—
Residential real estate	783	—	783	—
Total property held for sale	$16,624	$—	$16,624	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$400	$—	$400	$—

Collateral-dependent impaired loans
Commercial	$2,660	$—	$2,611	$49
Commercial real estate	420	—	420	—
Construction and development	759	—	759	—
Residential real estate	763	—	763	—
Total collateral-dependent impaired loans	$4,602	$—	$4,553	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,363	—	16,363	—
Residential real estate	403	—	403	—
Total property held for sale	$18,443	$—	$18,443	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$56,475	$56,475	$—	$56,475	$—
Securities available for sale	269,920	269,920	—	269,920	—
Other investments	14,238	14,238	—	14,238	—
Loans held for sale, net	314	314	—	314	—
Loans, net	1,805,850	1,808,046	—	1,589	1,806,457
Accrued interest receivable	8,909	8,909	—	8,909	—
Derivative financial assets	—	—	—	—	—
	$2,155,706	$2,157,902	$—	$351,445	$1,806,457
Financial liabilities
Deposits	$1,797,493	$1,803,314	$—	$1,803,314	$—
Short-term borrowings	225,343	225,343	—	225,343	—
Long-term borrowings	726	867	—	867	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,370	1,370	—	1,370	—
Derivative financial liabilities	1,247	1,247	—	1,247	—
	$2,045,768	$2,051,730	$—	$2,051,730	$—

	December 31, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,540	$59,540	$—	$59,540	$—
Securities available for sale	293,147	293,147	—	293,147	—
Other investments	16,635	16,635	—	16,635	—
Loans held for sale, net	400	400	—	400	—
Loans, net	1,682,005	1,666,834	—	4,553	1,662,281
Accrued interest receivable	8,708	8,708	—	8,708	—
Derivative financial assets	555	555	—	555	—
	$2,060,990	$2,045,819	$—	$383,538	$1,662,281
Financial liabilities
Deposits	$1,634,826	$1,631,456	$—	$1,631,456	$—
Short-term borrowings	309,084	309,084	—	309,084	—
Long-term borrowings	735	843	—	843	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,102	1,102	—	1,102	—
Derivative financial liabilities	411	411	—	411	—
	$1,965,747	$1,962,485	$—	$1,962,485	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2019			2018
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$8,564			$6,280

Basic earnings per share	$8,564	12,539,095	$0.68	$6,280	12,366,522	$0.51

Effect of dilutive securities:
Stock options		5,052			7,814
Stock appreciation rights (SARs)		55,924			57,648

Diluted earnings per share	$8,564	12,600,071	$0.68	$6,280	12,431,984	$0.51

	For the Six Months Ended June 30,
	2019			2018
Dollars in thousands,except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$15,656			$13,723

Basic earnings per share	$15,656	12,627,806	$1.24	$13,723	12,362,679	$1.11

Effect of dilutive securities:
Stock options		5,182			7,668
Stock appreciation rights (SARs)		55,877			55,405

Diluted earnings per share	$15,656	12,688,865	$1.23	$13,723	12,425,751	$1.10

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the three and six months ended June 30, 2019 were 7,700 shares. There were no anti-dilutive stock options for the three and six months ended June 30, 2018. Our anti-dilutive SARs for the three and six months ended June 30, 2019 and June 30, 2018 were 84,615 and 87,615, respectively .

NOTE 5.  DEBT SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$23,807	$259	$342	$23,724
Residential mortgage-backed securities:
Government-sponsored agencies	74,976	974	616	75,334
Nongovernment-sponsored entities	9,245	13	88	9,170
State and political subdivisions
General obligations	3,184	69	—	3,253
Water and sewer revenues	3,750	82	—	3,832
Other revenues	15,680	600	—	16,280
Corporate debt securities	17,267	28	323	16,972
Asset-backed securities	34,078	—	626	33,452
Total taxable debt securities	181,987	2,025	1,995	182,017
Tax-exempt debt securities
State and political subdivisions
General obligations	43,198	2,352	2	45,548
Water and sewer revenues	12,924	621	—	13,545
Lease revenues	8,567	485	—	9,052
University revenues	3,439	101	—	3,540
Other revenues	15,663	568	13	16,218
Total tax-exempt debt securities	83,791	4,127	15	87,903
Total securities available for sale	$265,778	$6,152	$2,010	$269,920

	December 31, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,303	$203	$366	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	80,883	603	1,177	80,309
Nongovernment-sponsored entities	611	4	1	614
State and political subdivisions
General obligations	6,081	—	126	5,955
Other revenues	13,457	17	186	13,288
Corporate debt securities	14,807	9	304	14,512
Asset-backed securities	25,288	10	123	25,175
Total taxable debt securities	167,430	846	2,283	165,993
Tax-exempt debt securities
State and political subdivisions
General obligations	65,626	624	344	65,906
Water and sewer revenues	20,018	225	98	20,145
Lease revenues	10,980	135	7	11,108
Other revenues	30,197	77	279	29,995
Total tax-exempt debt securities	126,821	1,061	728	127,154
Total securities available for sale	$294,251	$1,907	$3,011	$293,147

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$16,108	$1,126	$2	$17,232
Illinois	15,518	512	—	16,030
Michigan	10,940	481	—	11,421
West Virginia	9,399	219	13	9,605
New York	8,561	348	—	8,909

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at June 30, 2019, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,134	$35,149
Due from one to five years	79,573	79,582
Due from five to ten years	59,026	59,183
Due after ten years	92,045	96,006
	$265,778	$269,920

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2019 and 2018 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2019
Securities available for sale	$114,171	$1,445	$13,822	$1,213	$131

2018
Securities available for sale	$69,235	$1,050	$13,393	$1,637	$818

We held 68 available for sale securities having an unrealized loss at June 30, 2019.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and is not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2019 and December 31, 2018.

	June 30, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$17,371	$342	$17,371	$342
Residential mortgage-backed securities:
Government-sponsored agencies	25	17,041	301	16,460	315	33,501	616
Nongovernment-sponsored entities	3	7,002	88	—	—	7,002	88
Corporate debt securities	8	5,171	117	2,544	206	7,715	323
Asset-backed securities	15	33,452	626	—	—	33,452	626
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	690	2	—	—	690	2
Other revenues	1	—	—	1,023	13	1,023	13
Total	68	63,356	1,134	37,398	876	100,754	2,010

	December 31, 2018
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$12,185	$184	$7,464	$182	$19,649	$366
Residential mortgage-backed securities:
Government-sponsored agencies	37	23,277	241	24,472	936	47,749	1,177
Nongovernment-sponsored entities	1	—	—	436	1	436	1
State and political subdivisions:
General obligations	8	—	—	5,222	126	5,222	126
Other revenues	11	968	16	9,450	170	10,418	186
Corporate debt securities	7	2,759	109	4,587	195	7,346	304
Asset-backed securities	9	20,129	123	—	—	20,129	123
Tax-exempt debt securities
State and political subdivisions:
General obligations	25	7,273	50	16,830	294	24,103	344
Water and sewer revenues	7	989	6	4,311	92	5,300	98
Lease revenues	2	553	—	557	7	1,110	7
Other revenues	12	7,309	62	11,531	217	18,840	279
Total	134	75,442	791	84,860	2,220	160,302	3,011

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	June 30, 2019	December 31, 2018
Commercial	$204,138	$194,315
Commercial real estate
Owner-occupied	262,901	257,256
Non-owner occupied	574,677	573,932
Construction and development
Land and land development	67,769	68,833
Construction	46,975	24,731
Residential real estate
Non-jumbo	360,752	336,977
Jumbo	70,171	73,599
Home equity	81,373	80,910
Mortgage warehouse lines	101,607	39,140
Consumer	36,715	32,460
Other	11,924	12,899
Total loans, net of unearned fees	1,819,002	1,695,052
Less allowance for loan losses	13,152	13,047
Loans, net	$1,805,850	$1,682,005

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at June 30, 2019 and December 31, 2018 are as follows:

	Acquired Loans
	June 30, 2019			December 31, 2018
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$4,282	$154,564	$158,846	$4,275	$138,167	$142,442

Recorded investment
Commercial	$—	$4,056	$4,056	$—	$3,934	$3,934
Commercial real estate
Owner-occupied	—	19,729	19,729	—	16,133	16,133
Non-owner occupied	1,262	16,801	18,063	1,162	23,431	24,593
Construction and development
Land and land development	—	4,178	4,178	—	5,161	5,161
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	1,293	96,352	97,645	1,374	77,894	79,268
Jumbo	962	3,144	4,106	975	2,577	3,552
Home equity	—	2,440	2,440	—	2,805	2,805
Consumer	—	5,854	5,854	—	4,630	4,630
Other	—	15	15	—	122	122
Total recorded investment	$3,517	$152,569	$156,086	$3,511	$136,687	$140,198

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018
Accretable yield	$623	$708	$632	$745
Accretion	(26)	(32)	(34)	(69)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	—	—
Other changes, net	—	—	(1)	—
Accretable yield, June 30	$597	$676	$597	$676

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2019 and December 31, 2018.

	At June 30, 2019
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$327	$137	$700	$1,164	$202,974	$—
Commercial real estate
Owner-occupied	520	—	4,454	4,974	257,927	—
Non-owner occupied	—	1,205	1,463	2,668	572,009	—
Construction and development
Land and land development	258	—	43	301	67,468	—
Construction	—	—	—	—	46,975	—
Residential mortgage
Non-jumbo	5,686	806	2,564	9,056	351,696	119
Jumbo	642	—	—	642	69,529	—
Home equity	101	94	258	453	80,920	21
Mortgage warehouse lines	—	—	—	—	101,607	—
Consumer	230	63	109	402	36,313	68
Other	—	—	100	100	11,824	—
Total	$7,764	$2,305	$9,691	$19,760	$1,799,242	$208

	At December 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$254	$51	$483	$788	$193,527	$—
Commercial real estate
Owner-occupied	—	—	612	612	256,644	—
Non-owner occupied	156	255	1,756	2,167	571,765	—
Construction and development
Land and land development	190	4	3,174	3,368	65,465	—
Construction	—	—	—	—	24,731	—
Residential mortgage
Non-jumbo	4,120	2,235	3,753	10,108	326,869	—
Jumbo	—	—	675	675	72,924	—
Home equity	754	261	181	1,196	79,714	—
Mortgage warehouse lines	—	—	—	—	39,140	—
Consumer	502	121	125	748	31,712	36
Other	31	—	—	31	12,868	—
Total	$6,007	$2,927	$10,759	$19,693	$1,675,359	$36

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
Dollars in thousands	2019	2018
Commercial	$948	$935
Commercial real estate
Owner-occupied	4,624	1,028
Non-owner occupied	1,920	2,210
Construction and development
Land & land development	66	3,198
Construction	—	—
Residential mortgage
Non-jumbo	4,561	6,532
Jumbo	642	675
Home equity	314	299
Mortgage warehouse lines	—	—
Consumer	92	112
Other	100	—
Total	$13,267	$14,989

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

The following tables present loans individually evaluated for impairment at June 30, 2019 and December 31, 2018.

	June 30, 2019
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$5,215	$5,216	$—	$5,371	$334
Commercial real estate
Owner-occupied	8,867	8,872	—	8,822	207
Non-owner occupied	10,814	10,821	—	9,967	504
Construction and development
Land & land development	1,088	1,088	—	1,129	68
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,705	3,711	—	3,698	198
Jumbo	4,022	4,021	—	4,044	190
Home equity	523	523	—	523	32
Mortgage warehouse lines	—	—	—	—	—
Consumer	15	15	—	10	1
Total without a related allowance	$34,249	$34,267	$—	$33,564	$1,534

With a related allowance
Commercial	$269	$269	$30	$184	$1
Commercial real estate
Owner-occupied	2,915	2,914	444	2,924	114
Non-owner occupied	—	—	—	—	—
Construction and development
Land & land development	1,035	1,036	521	1,041	57
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,371	2,370	678	2,341	74
Jumbo	—	—	—	—	—
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$6,590	$6,589	$1,673	$6,490	$246

Total
Commercial	$30,203	$30,216	$995	$29,438	$1,285
Residential real estate	10,621	10,625	678	10,606	494
Consumer	15	15	—	10	1
Total	$40,839	$40,856	$1,673	$40,054	$1,780

The table above does not include PCI loans.

	December 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,019	$1,253	$—	$321	$16
Commercial real estate
Owner-occupied	8,600	8,605	—	7,730	318
Non-owner occupied	9,666	9,673	—	9,753	493
Construction and development
Land & land development	4,767	4,767	—	4,947	102
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,279	3,284	—	3,401	180
Jumbo	4,132	4,130	—	3,517	166
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	9	10	—	13	1
Total without a related allowance	$31,995	$32,245	$—	$30,205	$1,306

With a related allowance
Commercial	$3,343	$3,342	$682	$705	$39
Commercial real estate
Owner-occupied	2,969	2,969	462	2,397	117
Non-owner occupied	189	191	9	226	16
Construction and development
Land & land development	1,057	1,057	298	1,073	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,982	2,981	585	2,539	98
Jumbo	821	822	106	827	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,361	$11,362	$2,142	$7,767	$374

Total
Commercial	$31,610	$31,857	$1,451	$27,152	$1,157
Residential real estate	11,737	11,740	691	10,807	522
Consumer	9	10	—	13	1
Total	$43,356	$43,607	$2,142	$37,972	$1,680

The table above does not include PCI loans.

Included in impaired loans are TDRs of $26.2 million, of which $23.2 million were current with respect to restructured contractual payments at June 30, 2019, and $27 million, of which $26.6 million were current with respect to restructured contractual payments at December 31, 2018.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following tables present by class the TDRs that were restructured during the three and six months ended June 30, 2019 and June 30, 2018 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	2	$157	$157
Residential real estate
Non-jumbo	—	—	—	5	741	741
Total	—	$—	$—	7	$898	$898

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	2	$157	$157
Commercial real estate
Owner-occupied	1	325	325	—	—	—
Non-owner occupied	4	324	324	—	—	—
Residential real estate
Non-jumbo	7	410	410	6	805	805
Consumer	1	16	16	—	—	—
Total	13	$1,075	$1,075	8	$962	$962

The following tables present defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	2	$157
Commercial real estate
Owner-occupied	—	—	1	2,302
Non-owner occupied	1	126	1	341
Construction and development
Land & land development	—	—	1	438
Residential real estate
Non-jumbo	4	193	2	506
Total	5	$319	7	$3,744

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	2	$157
Commercial real estate
Owner-occupied	—	—	1	2,302
Non-owner occupied	1	126	1	341
Construction and development
Land & land development	—	—	1	438
Residential real estate
Non-jumbo	4	193	3	712
Total	5	$319	8	$3,950

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three and six months ended June 30, 2019, and the related allowance on TDRs.

For the Three Months Ended June 30, 2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance April 1, 2019	$2,629	$—	$265	$9,629	$5,676	$4,869	$4,231	$523	$—	$23	$—	$27,845
Additions	—	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(506)	—	(32)	(41)	(52)	(174)	(851)	—	—	(8)	—	(1,664)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2019	$2,123	$—	$233	$9,588	$5,624	$4,695	$3,380	$523	$—	$15	$—	$26,181

Allowance related to troubled debt restructurings	$521	$—	$6	$271	$—	$200	$—	$—	$—	$—	$—	$998

For the Six Months Ended June 30, 2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2019	$2,654	$—	$273	$9,365	$5,404	$4,490	$4,278	$523	$—	$10	$—	$26,997
Additions	—	—	—	325	324	410	—	—	—	16	—	1,075
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(531)	—	(40)	(102)	(104)	(205)	(898)	—	—	(11)	—	(1,891)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2019	$2,123	$—	$233	$9,588	$5,624	$4,695	$3,380	$523	$—	$15	$—	$26,181

Allowance related to troubled debt restructurings	$521	$—	$6	$271	$—	$200	$—	$—	$—	$—	$—	$998

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Pass	$65,893	$63,743	$46,835	$24,589	$196,706	$182,651	$255,527	$250,254	$565,858	$565,715	$101,607	$39,140
OLEM (Special Mention)	461	472	140	142	1,572	6,748	2,421	1,864	1,653	1,554	—	—
Substandard	1,415	4,618	—	—	5,860	4,916	4,953	5,138	7,166	6,663	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$67,769	$68,833	$46,975	$24,731	$204,138	$194,315	$262,901	$257,256	$574,677	$573,932	$101,607	$39,140

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Residential real estate
Non-jumbo	$356,071	$330,445	$4,681	$6,532
Jumbo	69,529	72,924	642	675
Home Equity	81,039	80,611	334	299
Consumer	36,555	32,312	160	148
Other	11,824	12,899	100	—
Total	$555,018	$529,191	$5,917	$7,654

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six month period ended June 30, 2019 and for the year ended December 31, 2018 is as follows:

	June 30,	December 31,
Dollars in thousands	2019	2018
Balance, beginning of year	$13,047	$12,565
Charge-offs:
Commercial	17	248
Commercial real estate
Owner occupied	2	38
Non-owner occupied	—	619
Construction and development
Land and land development	—	259
Construction	—	—
Residential real estate
Non-jumbo	418	887
Jumbo	—	—
Home equity	—	26
Mortgage warehouse lines	—	—
Consumer	194	244
Other	174	282
Total	805	2,603
Recoveries:
Commercial	7	16
Commercial real estate
Owner occupied	13	23
Non-owner occupied	—	—
Construction and development
Land and land development	104	270
Construction	—	—
Residential real estate
Non-jumbo	48	228
Jumbo	—	25
Home equity	15	10
Mortgage warehouse lines	—	—
Consumer	100	141
Other	73	122
Total	360	835
Net charge-offs	445	1,768
Provision for loan losses	550	2,250
Balance, end of period	$13,152	$13,047

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first six months of 2019 and for the year ended 2018:

	For the Six Months Ended June 30, 2019					At June 30, 2019				At June 30, 2019
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,705	$(17)	$7	$(491)	$1,204	$30	$1,174	$—	$1,204	$5,484	$198,654	$—	$204,138
Commercial real estate
Owner occupied	2,214	(2)	13	480	2,705	444	2,261	—	2,705	11,782	251,119	—	262,901
Non-owner occupied	5,742	—	—	(104)	5,638	—	5,547	91	5,638	10,814	562,601	1,262	574,677
Construction and development
Land and land development	339	—	104	119	562	521	41	—	562	2,123	65,646	—	67,769
Construction	64	—	—	254	318	—	318	—	318	—	46,975	—	46,975
Residential real estate
Non-jumbo	2,090	(418)	48	485	2,205	678	1,517	10	2,205	6,076	353,383	1,293	360,752
Jumbo	379	—	—	(369)	10	—	10	—	10	4,022	65,187	962	70,171
Home equity	167	—	15	(62)	120	—	120	—	120	523	80,850	—	81,373
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	101,607	—	101,607
Consumer	79	(194)	100	128	113	—	113	—	113	15	36,700	—	36,715
Other	268	(174)	73	110	277	—	277	—	277	—	11,924	—	11,924
Total	$13,047	$(805)	$360	$550	$13,152	$1,673	$11,378	$101	$13,152	$40,839	$1,774,646	$3,517	$1,819,002

	For the Year Ended December 31, 2018					At December 31, 2018				At December 31, 2018
	Allowance for loan losses					Allowance related to:				Loans
	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$16	$634	$1,705	$682	$1,023	$—	$1,705	$4,362	$189,953	$—	$194,315
Commercial real estate
Owner occupied	2,424	(38)	23	(195)	2,214	462	1,752	—	2,214	11,569	245,687	—	257,256
Non-owner occupied	4,950	(619)	—	1,411	5,742	9	5,729	4	5,742	9,855	562,915	1,162	573,932
Construction and development
Land and land development	641	(259)	270	(313)	339	298	41	—	339	5,824	63,009	—	68,833
Construction	153	—	—	(89)	64	—	64	—	64	—	24,731	—	24,731
Residential real estate
Non-jumbo	1,911	(887)	228	838	2,090	585	1,495	10	2,090	6,261	329,342	1,374	336,977
Jumbo	72	—	25	282	379	106	273	—	379	4,953	67,671	975	73,599
Home equity	638	(26)	10	(455)	167	—	167	—	167	523	80,387	—	80,910
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	39,140	—	39,140
Consumer	210	(244)	141	(28)	79	—	79	—	79	9	32,451	—	32,460
Other	263	(282)	122	165	268	—	268	—	268	—	12,899	—	12,899
Total	$12,565	$(2,603)	$835	$2,250	$13,047	$2,142	$10,891	$14	$13,047	$43,356	$1,648,185	$3,511	$1,695,052

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill by reporting unit at June 30, 2019 and other intangible assets by reporting unit at June 30, 2019 and December 31, 2018.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2019	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	1,855	—	1,855
Goodwill reduction in conjunction with sale of Summit Insurance Services, LLC	—	(4,710)	(4,710)
Balance, June 30, 2019	$12,417	$—	$12,417

	Other Intangible Assets
	June 30, 2019			December 31, 2018
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$14,727	$3,000	$17,727	$12,598	$3,000	$15,598
Less: accumulated amortization	3,559	2,367	5,926	2,728	2,300	5,028
Less: customer intangible reduction in conjunction with sale of Summit Insurance Services, LLC	—	633	633	—	—	—
Net carrying amount	$11,168	$—	$11,168	$9,870	$700	$10,570

We recorded amortization expense of $897,000 and $848,000 for the six months ended June 30, 2019 and 2018, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

Core Deposit
Dollars in thousands	Intangible
2019	$1,634
2020	1,513
2021	1,393
2022	1,273
2023	1,152

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2019 and December 31, 2018:

Dollars in thousands	June 30, 2019	December 31, 2018
Demand deposits, interest bearing	$588,948	$523,257
Savings deposits	301,403	284,173
Time deposits	672,745	605,276
Total	$1,563,096	$1,412,706

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $222.9 million and $220.5 million at June 30, 2019 and December 31, 2018, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2019 is as follows:

Dollars in thousands
Six month period ending December 31, 2019	$141,784
Year ending December 31, 2020	290,872
Year ending December 31, 2021	127,679
Year ending December 31, 2022	43,620
Year ending December 31, 2023	18,004
Thereafter	50,786
Total	$672,745

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $267.9 million at June 30, 2019 and $255.8 million at December 31, 2018.

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2019		2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$225,200	$143	$199,900	$2,529
Average balance outstanding for the period	192,895	777	211,884	3,497
Maximum balance outstanding at any month end during period	225,200	143	262,000	3,523
Weighted average interest rate for the period	2.72%	2.48%	1.87%	1.65%
Weighted average interest rate for balances
outstanding at June 30	2.51%	2.50%	2.19%	2.00%

	Year Ended December 31, 2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$303,950	5,134
Average balance outstanding for the period	223,764	4,378
Maximum balance outstanding at any month end during period	303,950	7,534
Weighted average interest rate for the period	2.18%	1.95%
Weighted average interest rate for balances
outstanding at December 31	2.71%	2.50%

Long-term borrowings:  Our long-term borrowings of $726,000 and $735,000 at June 30, 2019 and December 31, 2018, respectively, consisted of advances from the Federal Home Loan Bank (“FHLB”) and structured repurchase agreements with unaffiliated institutions. All FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

	Balance at June 30,	Balance at December 31,
Dollars in thousands	2019	2018
Long-term FHLB advances	$726	$735
Total	$726	$735

Our long term FHLB borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings and long-term repurchase agreements for the six month period ended June 30, 2019 was 5.34% compared to 4.26% for the first six months of 2018.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2019 and December 31, 2018.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2019	$9	$—
	2020	18	—
	2021	20	—
	2022	21	—
	2023	22	—
	Thereafter	636	19,589
		$726	$19,589

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2019 and 2018, our share-based compensation expense was $281,000 and $193,000 and the related deferred tax benefits were approximately $67,000 and $46,000.

A summary of activity in our Plans during the first six months of 2019 and 2018 is as follows:

	For the Six Months Ended June 30,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,413)			11.83
Forfeited	—			—
Expired	—			—
Outstanding, June 30	338,803	$2,132	7.66	$20.56

Exercisable, June 30	112,989	$1,189	5.84	$16.32

	For the Six Months Ended June 30,
	2018
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(200)			17.79
Forfeited	(3,000)			26.01
Expired	—			—
Outstanding, June 30	247,091	$2,272	6.83	$17.65

Exercisable, June 30	110,924	$1,225	5.72	$15.80

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2019
Commitments to extend credit:
Revolving home equity and credit card lines	$69,381
Construction loans	127,139
Other loans	163,887
Standby letters of credit	5,784
Total	$366,191

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

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $115,000 in 2019 and $92,000 in 2020.  Total net rent expense included in the accompanying consolidated financial statements was $100,000 for the six months ended June 30, 2019 and $140,000 for the six months ended June 30, 2018.

Litigation

We are not a party to litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2019, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2019, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules. See the Capital Requirements section included in Part I, Item 1 -- Business of our 2018 Annual Report on Form 10-K for further discussion of Basel III.

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

The following table presents Summit's, as well as Summit Community's, actual and required minimum capital amounts and ratios as of June 30, 2019 and December 31, 2018 under the Basel III Capital Rules.  The minimum required capital levels presented below reflect the minimum required capital levels (inclusive of the full capital conservation buffers) that will be effective as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
CET1 (to risk weighted assets)
Summit	$212,502	11.1%	N/A	N/A	N/A	N/A
Summit Community	228,143	11.9%	134,202	7.0%	124,616	6.5%
Tier I Capital (to risk weighted assets)
Summit	231,502	12.1%	N/A	N/A	N/A	N/A
Summit Community	228,143	11.9%	162,959	8.5%	153,373	8.0%
Total Capital (to risk weighted assets)
Summit	244,654	12.8%	N/A	N/A	N/A	N/A
Summit Community	241,295	12.6%	201,079	10.5%	191,504	10.0%
Tier I Capital (to average assets)
Summit	231,502	10.4%	N/A	N/A	N/A	N/A
Summit Community	228,143	10.2%	89,468	4.0%	111,835	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
CET1 (to risk weighted assets)
Summit	197,551	11.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	124,793	7.0%	115,879	6.5%
Tier I Capital (to risk weighted assets)
Summit	216,551	12.2%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	151,534	8.5%	142,620	8.0%
Total Capital (to risk weighted assets)
Summit	229,598	12.9%	N/A	N/A	N/A	N/A
Summit Community	226,977	12.8%	186,192	10.5%	177,326	10.0%
Tier I Capital (to average assets)
Summit	216,551	10.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	10.0%	85,572	4.0%	106,965	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into four forward-starting, pay-fixed/receive LIBOR interest rate swaps.  $40 million notional with an effective date of July 18, 2016, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.98% for a 3 year period.  $30 million notional with an effective date of April 18, 2016, was designated as a cash flow hedge of $30 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% for a 4.5 year period.   $40 million notional with an effective date of October 18, 2016,  was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.84% for a 3 year period. $40 million notional with an effective date of October 18, 2019, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 2.19% for a 2 year period.

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

A summary of our derivative financial instruments as of June 30, 2019 and December 31, 2018 follows:

	June 30, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$150,000	$—	$968	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,107	$—	$279	$—

	December 31, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$411	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,399	$555	$—	$—

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

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of PBI were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $1.85 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2019 in connection with the acquisition of PBI, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by PBI	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,740
Stock consideration			8,997
Total consideration			21,737

Identifiable assets acquired:
Cash and cash equivalents	$33,422	$(93)	$33,329
Securities available for sale, at fair value	55,206	(93)	55,113
Loans
Purchased performing	42,376	(977)	41,399
Purchased credit impaired	—	—	—
Allowance for loan losses	(410)	410	—
Premises and equipment	1,382	(567)	815
Property held for sale	—	—	—
Core deposit intangibles	—	2,129	2,129
Other assets	1,110	(100)	1,010
Total identifiable assets acquired	$133,086	$709	$133,795

Identifiable liabilities assumed:
Deposits	112,064	315	112,379
Other liabilities	1,422	111	1,533
Total identifiable liabilities assumed	$113,486	$426	$113,912

Net identifiable assets acquired	$19,600	$283	$19,883

Goodwill resulting from acquisition			$1,854

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents: The carrying amount of these assets approximates their fair value based on the short-term nature of these assets, with the exception of certificates of deposits held at other banks, which were adjusted to fair value based upon current interest rates.

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

The following presents the financial effects of adjustments recognized in the statements of income for the three and six months ended June 30, 2019 and 2018 related to business combinations that occurred during 2016, 2017 and 2018.

	Income increase (decrease)
Dollars in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and fees on loans	$425	$56	$467	$201
Interest expense on deposits	82	53	170	114
Amortization of intangibles	(404)	(363)	(830)	(748)
Income before income tax expense	$103	$(254)	$(193)	$(433)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ending June 30, 2019 and 2018.

		For the Three Months Ended June 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(328)	$139	$(323)	$1,626	$1,114
Other comprehensive income (loss) before reclassification	—	—	(414)	2,346	1,932
Amounts reclassified from accumulated other comprehensive income	—	—	—	(825)	(825)
Net current period other comprehensive income (loss)	—	—	(414)	1,521	1,107
Ending balance	$(328)	$139	$(737)	$3,147	$2,221

	For the Three Months Ended June 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(849)	$(437)	$(888)
Other comprehensive (loss) income before reclassification	—	377	(409)	(32)
Amounts reclassified from accumulated other comprehensive income	—	—	(66)	(66)
Net current period other comprehensive (loss) income	—	377	(475)	(98)
Ending balance	$398	$(472)	$(912)	$(986)

		For the Six Months Ended June 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification	(328)	—	(423)	4,810	4,059
Amounts reclassified from accumulated other comprehensive income	—	—	—	(822)	(822)
Net current period other comprehensive income (loss)	(328)	—	(423)	3,988	3,237
Ending balance	$(328)	$139	$(737)	$3,147	$2,221

	For the Six Months Ended June 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive (loss) income before reclassification	—	1,092	(3,188)	(2,096)
Amounts reclassified from accumulated other comprehensive income	—	—	(622)	(622)
Net current period other comprehensive (loss) income	—	1,092	(3,810)	(2,718)
Ending balance	$398	$(472)	$(912)	$(986)

NOTE 17. INCOME TAXES

Our income tax expense for the three months ended June 30, 2019 and June 30, 2018 totaled $1.9 million and $1.7 million, respectively. For the six months ended June 30, 2019 and June 30, 2018 our income tax expense totaled $3.5 million. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2019 and 2018 was 18.0% and 20.9%, respectively, and for the six months ended June 30, 2019 and 2018 were 18.2% and 20.5%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.9)%	(3.2)%	(2.2)%	(2.9)%
State income taxes, net of Federal income tax benefit	1.6%	2.3%	1.8%	2.2%
Low-income housing and rehabilitation tax credits	(0.9)%	(1.2)%	(0.7)%	(1.1)%
Other, net	(1.8)%	2.0%	(1.7)%	1.3%
Effective income tax rate	18.0%	20.9%	18.2%	20.5%

The components of applicable income tax expense for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018
Current
Federal	$1,596	$1,464	$3,247	$3,217
State	206	233	470	510
	1,802	1,697	3,717	3,727
Deferred
Federal	68	(34)	(206)	(167)
State	10	(5)	(30)	(26)
	78	(39)	(236)	(193)
Total	$1,880	$1,658	$3,481	$3,534

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
Insurance commissions principally consisted of commissions we earned as agents of insurers for selling group employee benefit and property and casualty insurance products to clients prior to May 1, 2019 (the sale date of SIS). Group employee benefit insurance commissions were recognized over time (generally monthly) as the related customary implied servicing obligations of group policyholders were fulfilled. Property and casualty insurance commissions were recognized using methods which approximated the time of placement of the underlying policy. We were paid insurance commissions ratably as the related policy premiums were paid by clients.
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018
Service fees on deposit accounts	$1,224	$1,116	$2,405	$2,207
Bank card revenue	893	801	1,707	1,550
Trust and wealth management fees	612	672	1,198	1,339
Insurance commissions	606	1,013	1,780	2,126
Other	70	58	158	137
Net revenue from contracts with customers	3,405	3,660	7,248	7,359
Non-interest income within the scope of other ASC topics	3,405	488	3,792	1,664
Total noninterest income	$6,810	$4,148	$11,040	$9,023

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the three months ended June 30, 2019 and June 30, 2018, net losses on sales of foreclosed properties were $(156,000) and $(58,000), respectively. For the six months ended June 30, 2019 and June 30, 2018, net (losses)/gains on sales of foreclosed properties were $(158,000) and $6,000, respectively.

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

OVERVIEW

On January 1, 2019, we acquired Peoples Bankshares, Inc. ("PBI") and its subsidiary, First Peoples Bank, Inc., headquartered in Mullens, West Virginia. PBI's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior-year first quarter period. On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC ("SIS"). Accordingly, their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and six months ended June 30 and the linked quarter.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our PBI acquisition and organic loan growth, average interest earning assets increased by 5.88% for the first six months in 2019 compared to the same period of 2018 while our net interest earnings on a tax equivalent basis increased 9.12%.  Our tax equivalent net interest margin increased 11 basis points as our yield on interest earning assets increased 34 basis points while our cost of interest bearing funds increased 31 basis points.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2019 increased to $15.7 million or $1.23 per diluted share from $13.7 million or $1.10 per diluted share for the same period of 2018. Net income for the three months ended June 30, 2019 was $8.6 million, or $0.68 per diluted share, compared to $6.3 million, or $0.51 per diluted share for the same period of 2018. The increased earnings for the six and three months ended June 30, 2019 were primarily attributable to increased net interest income, larger gains on sales of securities, a $1.9 million pre-tax gain on sale of our insurance agency, SIS, in second quarter while being negatively impacted by generally higher operating expenses due to the PBI acquisition and larger writedowns on foreclosed properties. Returns on average equity and assets for the first six months of 2019 were 13.46% and 1.39%, respectively, compared with 13.43% and 1.29% for the same period of 2018.

PBI’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our three months ended June 30, 2019 results reflect increased levels of average balances, income and expense as compared to the same period of 2018 results. At consummation (prior to fair value acquisition adjustments), PBI had total assets of $133.1 million, net loans of $42.4 million, and deposits of $112.1 million. Also impacting comparability of results is the sale of SIS. Their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and six months ended June 30 and the linked quarter, however, historically SIS's results of operations accounted for less than $0.01 per share of the company's quarterly earnings.

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

Q2 2019 compared to Q1 2019

For the quarter ended June 30, 2019, our net interest income on a fully taxable-equivalent basis increased $666,000 to $19.52 million compared to $18.85 million for the quarter end March 31, 2019. Our taxable-equivalent earnings on interest earning assets increased $989,000, while the cost of interest bearing liabilities increased $323,000 (see Tables I and II).

For the three months ended June 30, 2019 average interest earning assets increased to $2.11 billion compared to $2.09 billion for the three months ended March 31, 2019, while average interest bearing liabilities increased to $1.76 billion for the three months ended June 30, 2019 from $1.74 billion for the three months ended March 31, 2019.

For the quarter ended June 30, 2019, our net interest margin increased to 3.72%, compared to 3.66% for the linked quarter, as the yields on earning assets increased 9 basis points, while the cost of our interest bearing funds increased by 3 basis points. At acquisition, PBI's deposit costs were significantly lower than Summit's cost of deposits, thus substantially offsetting the increase in market rates during 2019.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.62% and 3.64% for the three months ended June 30, 2019 and March 31, 2019.

Q2 2019 compared to Q2 2018

For the quarter ended June 30, 2019, our net interest income on a fully taxable-equivalent basis increased $1.92 million to $19.52 million compared to $17.60 million for the quarter end June 30, 2018. Our taxable-equivalent earnings on interest earning assets increased $3.4 million, while the cost of interest bearing liabilities increased $1.5 million (see Tables I and II).

For the three months ended June 30, 2019 average interest earning assets increased 6.8% to $2.11 billion compared to $1.97 billion for the three months ended June 30, 2018, while average interest bearing liabilities increased 5.5% from $1.67 billion for the three months ended June 30, 2018 to $1.76 billion for the three months ended June 30, 2019.

For the quarter ended June 30, 2019, our net interest margin increased to 3.72%, compared to 3.58% for the same period of 2018, as the yields on earning assets increased 34 basis points, while the cost of our interest bearing funds increased by 26 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.56% for the three months ended June 30, 2018.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	June 30, 2019			March 31, 2019			June 30, 2018
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,749,032	$24,184	5.55%	$1,712,286	$22,907	5.43%	$1,618,726	$20,820	5.16%
Tax-exempt (2)	14,695	213	5.81%	14,907	184	5.01%	15,800	180	4.57%
Securities
Taxable	203,049	1,607	3.17%	195,932	1,687	3.49%	160,632	1,240	3.10%
Tax-exempt (2)	100,307	999	3.99%	114,831	1,139	4.02%	136,984	1,346	3.94%
Federal funds sold and interest bearing deposits with other banks	38,214	134	1.41%	51,187	230	1.82%	38,936	134	1.38%
Total interest earning assets	2,105,297	27,137	5.17%	2,089,143	26,147	5.08%	1,971,078	23,720	4.83%
Noninterest earning assets
Cash & due from banks	14,124			12,825			9,100
Premises and equipment	41,318			38,404			35,721
Property held for sale	23,149			21,386			21,435
Other assets	86,493			91,954			86,638
Allowance for loan losses	(13,260)			(13,309)			(12,541)
Total assets	$2,257,121			$2,240,403			$2,111,431
Interest bearing liabilities
Interest bearing demand deposits	$575,240	$1,731	1.21%	$556,766	$1,663	1.21%	$457,016	$901	0.79%
Savings deposits	305,342	921	1.21%	310,848	898	1.17%	332,809	798	0.96%
Time deposits	673,272	3,315	1.97%	654,404	3,003	1.86%	640,626	2,610	1.63%
Short-term borrowings	187,120	1,397	2.99%	200,297	1,472	2.98%	187,475	1,242	2.66%
Long-term borrowings and capital trust securities	20,317	255	5.03%	20,321	259	5.17%	52,147	573	4.40%
Total interest bearing liabilities	1,761,291	7,619	1.73%	1,742,636	7,295	1.70%	1,670,073	6,124	1.47%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	241,811			248,354			219,134
Other liabilities	19,750			18,322			15,608
Total liabilities	2,022,852			2,009,312			1,904,815

Shareholders' equity	234,269			231,091			206,616
Total liabilities and shareholders' equity	$2,257,121			$2,240,403			$2,111,431
Net interest earnings		$19,518			$18,852			$17,596
Net yield on interest earning assets			3.72%			3.66%			3.58%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $255,000, $279,000, and $321,000 for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	June 30, 2019 vs. March 31, 2019			June 30, 2019 vs. June 30, 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$628	$649	$1,277	$1,741	$1,623	$3,364
Tax-exempt	(3)	32	29	(14)	47	33
Securities
Taxable	66	(147)	(81)	334	32	366
Tax-exempt	(133)	(7)	(140)	(365)	18	(347)
Federal funds sold and interest bearing deposits with other banks	(51)	(45)	(96)	(2)	2	—
Total interest earned on interest earning assets	507	482	989	1,694	1,722	3,416

Interest paid on:
Interest bearing demand deposits	72	(4)	68	273	557	830
Savings deposits	(13)	36	23	(70)	193	123
Time deposits	100	211	311	138	566	704
Short-term borrowings	(83)	8	(75)	(2)	157	155
Long-term borrowings and capital trust securities	—	(4)	(4)	(390)	72	(318)
Total interest paid on interest bearing liabilities	76	247	323	(51)	1,545	1,494

Net interest income	$431	$235	$666	$1,745	$177	$1,922

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2019			June 30, 2018
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,730,801	$47,090	5.49%	$1,615,289	$41,043	5.12%
Tax-exempt (2)	14,801	397	5.41%	16,052	362	4.55%
Securities
Taxable	199,759	3,292	3.32%	176,091	2,612	2.99%
Tax-exempt (2)	107,586	2,138	4.01%	134,658	2,635	3.95%
Federal funds sold and interest bearing deposits with other banks	44,910	365	1.64%	39,294	274	1.41%
Total interest earning assets	2,097,857	53,282	5.12%	1,981,384	46,926	4.78%
Noninterest earning assets
Cash & due from banks	13,005			9,528
Premises and equipment	39,877			35,156
Property held for sale	22,272			21,381
Other assets	89,062			86,222
Allowance for loan losses	(13,287)			(12,639)
Total assets	$2,248,786			$2,121,032
Interest bearing liabilities
Interest bearing demand deposits	$566,183	$3,395	1.21%	$440,149	$1,533	0.7%
Savings deposits	307,990	1,819	1.19%	339,546	1,515	0.9%
Time deposits	663,853	6,317	1.92%	631,634	4,810	1.54%
Short-term borrowings	193,672	2,869	2.99%	215,425	2,648	2.48%
Long-term borrowings and capital trust securities	20,319	514	5.10%	58,706	1,258	4.32%
Total interest bearing liabilities	1,752,017	14,914	1.72%	1,685,460	11,764	1.41%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	244,984			215,031
Other liabilities	19,096			16,188
Total liabilities	2,016,097			1,916,679

Shareholders' equity - common	232,689			204,353
Total liabilities and shareholders' equity	$2,248,786			$2,121,032
Net interest earnings		$38,368			$35,162
Net yield on interest earning assets			3.69%			3.58%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $532,000 and $629,000 for the six months ended June 30, 2019 and 2018, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2019 versus June 30, 2018
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$3,039	$3,008	$6,047
Tax-exempt	(30)	65	35
Securities
Taxable	372	308	680
Tax-exempt	(538)	41	(497)
Federal funds sold and interest bearing deposits with other banks	42	49	91
Total interest earned on interest earning assets	2,885	3,471	6,356

Interest paid on:
Interest bearing demand deposits	529	1,333	1,862
Savings deposits	(151)	455	304
Time deposits	255	1,252	1,507
Short-term borrowings	(285)	506	221
Long-term borrowings and capital trust securities	(939)	195	(744)
Total interest paid on interest bearing liabilities	(591)	3,741	3,150

Net interest income	$3,476	$(270)	$3,206

Noninterest Income

On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC which resulted in a pre-tax gain of $1.91 million. Total noninterest income for the six months ended June 30, 2019 increased 22.4% compared to same period in 2018 principally due to the realized gain on sale of SIS. On a quarterly basis, total noninterest income was 64.2% higher in 2019 compared to 2018 due to higher realized gains on sales of securities and the gain on sale of SIS. Both 2019 periods were negatively impacted by lower insurance commissions due to the sale of SIS. Further detail regarding noninterest income is reflected in the following table.

Table V - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018
Insurance commissions	$606	$1,013	$1,780	$2,126
Trust and wealth management fees	612	672	1,198	1,339
Service charges on deposit accounts	1,224	1,116	2,405	2,207
Bank card revenue	893	801	1,707	1,550
Realized securities gains	1,086	87	1,082	819
Gain on sale of Summit Insurance Services, LLC	1,906	—	1,906	—
Bank owned life insurance income	248	249	486	523
Other	235	210	476	459
Total	$6,810	$4,148	$11,040	$9,023

Noninterest Expense

Total noninterest expense increased 20.4% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 and increased 16.5% for the six months ended June 30, 2019, as compared to the same period in 2018 with foreclosed properties expense and higher salaries, commissions, and employee benefits having the largest negative impacts and fewer FDIC premiums during 2019 having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2019	$	%	2018	2019	$	%	2018
Salaries, commissions, and employee benefits	$7,576	$654	9.4%	$6,922	$14,923	$1,179	8.6%	$13,744
Net occupancy expense	880	40	4.8%	840	1,803	131	7.8%	1,672
Equipment expense	1,219	148	13.8%	1,071	2,398	245	11.4%	2,153
Professional fees	475	90	23.4%	385	878	159	22.1%	719
Advertising and public relations	155	(33)	(17.6)%	188	308	17	5.8%	291
Amortization of intangibles	420	7	1.7%	413	897	49	5.8%	848
FDIC premiums	88	(152)	(63.3)%	240	88	(392)	(81.7)%	480
Bank card expense	473	112	31.0%	361	911	215	30.9%	696
Foreclosed properties expense, net of losses	1,545	1,195	341.4%	350	1,930	1,255	185.9%	675
Merger-related expenses	382	382	(100.0)%	—	445	445	N/A	—
Other	2,116	151	7.7%	1,965	4,608	837	22.2%	3,771
Total	$15,329	$2,594	20.4%	$12,735	$29,189	$4,140	16.5%	$25,049

Salaries, commissions, and employee benefits: The increases in these expenses in the three months and six months ended June 30, 2019 compared to the same periods of 2018 are primarily due to an increase in number of employees, resulting from the PBI acquisition, and general merit raises.

Net occupancy expense: The increase in net occupancy expense for the three and six months ended June 30, 2019 is primarily due to the acquired PBI locations.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the PBI acquisition.

Foreclosed properties expense, net of losses: During second quarter 2019, we recorded higher writedowns of foreclosed properties with the goal of selling such properties more rapidly.

Other: The increase in other expenses for the six months ended June 30, 2019 is largely due to a $448,000 increase in deferred director compensation plan expenses. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. As result of the stock market’s exceptionally robust performance during Q1 2019, we recognized significantly greater quarterly deferred director compensation expense thus far in 2019 than we have ever recognized previously.

Income Taxes

Our income tax expense for the three months ended June 30, 2019 and June 30, 2018 totaled $1.9 million and $1.7 million, respectively. For the six months ended June 30, 2019 and June 30, 2018 our income tax expense totaled $3.48 million and $3.53 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2019 and 2018 was 18.0% and 20.9%, respectively and for the six months ended June 30, 2019 and June 30, 2018 was 18.2% and 20.5%. Refer to Note 17 of the accompanying financial statements for further information regarding our income taxes.

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

We recorded $550,000 and $1,250,000 provisions for loan losses for the first six months of 2019 and 2018. The decrease is primarily due to more favorable asset quality indicators.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2018.

Table VII - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2019	2018	2018
Accruing loans past due 90 days or more	$208	$317	$36
Nonaccrual loans
Commercial	948	954	935
Commercial real estate	6,544	3,238	3,238
Commercial construction and development	—	—	—
Residential construction and development	66	3,233	3,198
Residential real estate	5,517	7,957	7,506
Consumer	92	77	112
Other	100	—	—
Total nonaccrual loans	13,267	15,459	14,989
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,544	1,818	1,762
Commercial construction and development	4,910	6,815	6,479
Residential construction and development	13,132	11,517	11,543
Residential real estate	1,804	1,456	1,648
Total foreclosed properties	21,390	21,606	21,432
Repossessed assets	12	12	5
Total nonperforming assets	$34,877	$37,394	$36,462
Total nonperforming loans as a percentage of total loans	0.74%	0.97%	0.89%
Total nonperforming assets as a percentage of total assets	1.52%	1.77%	1.66%
Allowance for loan losses as a percentage of nonperforming loans	97.60%	79.74%	86.84%
Allowance for loan losses as a percentage of period end loans	0.72%	0.77%	0.77%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2019 and 2018.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018
Beginning balance	$24,393	$21,442	$21,432	$21,470
Acquisitions	247	262	3,903	903
Improvements	32	694	33	795
Disposals	(2,086)	(629)	(2,533)	(1,142)
Writedowns to fair value	(1,196)	(163)	(1,445)	(420)
Balance June 30	$21,390	$21,606	$21,390	$21,606

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

At June 30, 2019 and December 31, 2018, our allowance for loan losses totaled $13.2 million, or 0.72% of total loans and $13.0 million, or 0.77% of total loans. The allowance for loan losses is considered adequate to cover our current estimate of probable credit losses inherent in our loan portfolio.

At June 30, 2019 and December 31, 2018 we had approximately $21.4 million and $21.4 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.30 billion at June 30, 2019 and $2.20 billion at December 31, 2018.  Table IX below is a summary of significant changes in our financial position between December 31, 2018 and June 30, 2019.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of PBI Acquisition	Other Changes	Balance June 30,
Dollars in thousands	2018			2019
Assets
Cash and cash equivalents	$59,540	$33,329	$(36,394)	$56,475
Securities available for sale	293,147	55,113	(78,340)	269,920
Other investments	16,635	72	(2,469)	14,238
Loans, net	1,682,005	41,398	82,447	1,805,850
Property held for sale	21,432	—	(42)	21,390
Premises and equipment	37,553	815	4,528	42,896
Goodwill and other intangibles	25,842	3,983	(6,240)	23,585
Cash surrender value of life insurance policies	42,386	—	590	42,976
Other assets	22,046	939	(1,200)	21,785
Total Assets	$2,200,586	$135,649	$(37,120)	$2,299,115

Liabilities
Deposits	$1,634,826	$112,379	$50,288	$1,797,493
Short-term borrowings	309,084	—	(83,741)	225,343
Long-term borrowings	735	—	(9)	726
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	16,522	1,533	2,207	20,262

Shareholders' Equity	219,830	21,737	(5,866)	235,701

Total liabilities and shareholders' equity	$2,200,586	$135,649	$(37,121)	$2,299,114

The following is a discussion of the significant changes in our financial position during the first six months of 2019:

Cash and cash equivalents: Net reduction of $36.4 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $12.7 million paid in conjunction with the PBI acquisition.

Securities available for sale: The net decrease of $78.3 million in securities available for sale is principally a result of sales of the acquired PBI securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to pay down short-term FHLB advances and fund loan growth.

Loans: Excluding mortgage warehouse lines of credit, loans grew $61.5 million during the first six months of 2019, primarily in the commercial, construction, and residential real estate portfolios.

Deposits: During the first six months of 2019, interest bearing checking deposits grew $47.0 million, Direct CDs grew $9.1 million, retail CDs increased $15.2 million while noninterest bearing checking decreased $10.9 million and saving deposits decreased $13.9 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with PBI acquisition, proceeds from sales of securities, and increased deposits.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2019 and December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $966 million or 42.01% of total consolidated assets at June 30, 2019.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $818 million.  As of June 30, 2019 and December 31, 2018, these advances totaled approximately $226 million and $304 million, respectively.  At June 30, 2019, we had additional borrowing capacity of $592 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2019 was approximately $153 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2019 totaled $235.7 million compared to $219.8 million at December 31, 2018.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2019.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2019	$9	$—	$115
2020	18	—	92
2021	20	—	71
2022	21	—	73
2023	22	—	53
Thereafter	636	19,589	75
Total	$726	$19,589	$479

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2019 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2019
Commitments to extend credit:
Revolving home equity and credit card lines	$69,381
Construction loans	127,139
Other loans	163,887
Standby letters of credit	5,784
Total	$366,191

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2019.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.44%	2.82%
Up 100 basis points (1)	-0.34%	2.87%
Up 200 basis points (1)	-0.22%	3.01%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2019, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2019 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Senior Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Vice President and Chief Accounting Officer

Date:	August 2, 2019