Form 10-Q
period 2019-09-30
SUMMIT FINANCIAL GROUP INC
filed 2019-11-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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
Common Stock, $2.50 par value
12,472,277 shares outstanding as of November 7, 2019

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2019	December 31, 2018
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$12,374	$23,061
Interest bearing deposits with other banks	40,296	36,479
Cash and cash equivalents	52,670	59,540
Debt securities available for sale	265,347	293,147
Other investments	14,022	16,635
Loans held for sale	1,087	400
Loans, net of unearned income	1,851,832	1,695,052
Less: allowance for loan losses	(12,941)	(13,047)
Loans, net	1,838,891	1,682,005
Property held for sale	20,979	21,432
Premises and equipment, net	43,592	37,553
Accrued interest receivable	8,704	8,708
Goodwill and other intangible assets	23,182	25,842
Cash surrender value of life insurance policies	43,216	42,386
Other assets	11,919	12,938
Total assets	$2,323,609	$2,200,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest bearing	$241,999	$222,120
Interest bearing	1,590,286	1,412,706
Total deposits	1,832,285	1,634,826
Short-term borrowings	206,694	309,084
Long-term borrowings	722	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	21,897	16,522
Total liabilities	2,081,187	1,980,756

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2019 - 12,472,277 shares and 2018 - 12,399,887 shares; outstanding: 2019 - 12,400,804 shares and 2018 - 12,312,933	79,780	80,431
Unallocated common stock held by Employee Stock Ownership Plan - 2019 - 71,473 shares and 2018 - 86,954 shares	(772)	(939)
Retained earnings	159,568	141,354
Accumulated other comprehensive income (loss)	3,846	(1,016)
Total shareholders' equity	242,422	219,830

Total liabilities and shareholders' equity	$2,323,609	$2,200,586

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2019	2018	2019	2018
Interest income
Interest and fees on loans
Taxable	$24,786	$21,154	$71,877	$62,196
Tax-exempt	154	141	467	428
Interest and dividends on securities
Taxable	1,566	1,227	4,859	3,838
Tax-exempt	618	1,140	2,307	3,222
Interest on interest bearing deposits with other banks	125	138	490	412
Total interest income	27,249	23,800	80,000	70,096
Interest expense
Interest on deposits	6,214	4,714	17,745	12,572
Interest on short-term borrowings	1,371	1,437	4,240	4,084
Interest on long-term borrowings and subordinated debentures	244	436	758	1,695
Total interest expense	7,829	6,587	22,743	18,351
Net interest income	19,420	17,213	57,257	51,745
Provision for loan losses	500	500	1,050	1,750
Net interest income after provision for loan losses	18,920	16,713	56,207	49,995
Noninterest income
Insurance commissions	40	1,062	1,821	3,188
Trust and wealth management fees	632	687	1,830	2,026
Service charges on deposit accounts	1,312	1,215	3,716	3,421
Bank card revenue	924	793	2,631	2,343
Realized securities gains, net	453	8	1,535	828
Gain on sale of Summit Insurance Services, LLC	—	—	1,906	—
Bank owned life insurance income	247	250	733	773
Other	151	196	627	656
Total noninterest income	3,759	4,211	14,799	13,235
Noninterest expenses
Salaries, commissions and employee benefits	7,044	6,806	21,966	20,550
Net occupancy expense	799	856	2,602	2,528
Equipment expense	1,296	1,118	3,694	3,271
Professional fees	388	503	1,266	1,222
Advertising and public relations	177	170	484	461
Amortization of intangibles	404	413	1,300	1,261
FDIC premiums	—	210	88	690
Bank card expense	455	384	1,367	1,080
Foreclosed properties expense, net of losses	305	169	2,236	843
Merger-related expenses	74	86	519	86
Other	1,864	1,643	6,473	5,415
Total noninterest expenses	12,806	12,358	41,995	37,407
Income before income tax expense	9,873	8,566	29,011	25,823
Income tax expense	1,812	1,667	5,293	5,201
Net income	$8,061	$6,899	$23,718	$20,622

Basic earnings per common share	$0.65	$0.56	$1.89	$1.67
Diluted earnings per common share	$0.65	$0.55	$1.88	$1.66

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2019	2018
Net income	$8,061	$6,899
Other comprehensive income (loss):
Net unrealized gain on cashflow hedge of: 2019 - $70, net of deferred taxes of $17; 2018 - $336, net of deferred taxes of $81	53	255
Net unrealized gain (loss) on securities available for sale of: 2019 - $2,068, net of deferred taxes of $496 and reclassification adjustment for net realized gains included in net income of $453, net of tax of $109; 2018 - ($2,861), net of deferred taxes of ($687) and reclassification adjustment for net realized gains included in net income of $8, net of tax of $2	1,572	(2,174)
Total other comprehensive income (loss)	1,625	(1,919)
Total comprehensive income	$9,686	$4,980

	For the Nine Months Ended September 30,
Dollars in thousands	2019	2018
Net income	$23,718	$20,622
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedge of: 2019 - ($487), net of deferred taxes of ($117); 2018 - $1,772, net of deferred taxes of $425	(370)	1,347
Net unrealized gain (loss) on securities available for sale of: 2019 - $7,315, net of deferred taxes of $1,755 and reclassification adjustment for net realized gains included in net income of $1,535, net of tax of $368; 2018 - ($7,873), net of deferred taxes of ($1,889) and reclassification adjustment for net realized gains included in net income of $828, net of tax of $199	5,560	(5,984)
Net unrealized loss on pension plan of: 2019 - ($432), net of deferred taxes of ($104)	(328)	—
Total other comprehensive income (loss)	4,862	(4,637)
Total comprehensive income	$28,580	$15,985

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

Three Months Ended September 30, 2019
Net income	—	—	8,061	—	8,061
Other comprehensive income	—	—	—	1,625	1,625
Share-based compensation expense	149	—	—	—	149
Unallocated ESOP shares committed to be released - 5,251 shares	80	56	—	—	136
Retirement of 52,460 shares of common stock	(1,453)	—	—	—	(1,453)
Common stock issuances from reinvested dividends - 2,227 shares	58	—	—	—	58
Common stock cash dividends declared ($0.15 per share)	—	—	(1,855)	—	(1,855)
Balance, September 30, 2019	$79,780	$(772)	$159,568	$3,846	$242,422

Balance June 30, 2018	$81,572	$(1,043)	$130,336	$(986)	$209,879

Three Months Ended September 30, 2018
Net income	—	—	6,899	—	6,899
Other comprehensive loss	—	—	—	(1,919)	(1,919)
Exercise of stock options - 1,400 shares	25	—	—	—	25
Share-based compensation expense	99	—	—	—	99
Unallocated ESOP shares committed to be released - 4,975 shares	73	54	—	—	127
Common stock issuances from reinvested dividends - 2,328 shares	53	—	—	—	53
Common stock cash dividends declared ($0.13 per share)	—	—	(1,607)	—	(1,607)
Balance, September 30, 2018	$81,822	$(989)	$135,628	$(2,905)	$213,556

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Nine Months Ended September 30, 2019
Net income	—	—	23,718	—	23,718
Other comprehensive income	—	—	—	4,862	4,862
Exercise of stock options and SARs - 17,255 shares	7	—	—	—	7
Share-based compensation expense	430	—	—	—	430
Unallocated ESOP shares committed to be released - 15,481 shares	222	167	—	—	389
Retirement of 417,577 shares of common stock	(10,405)	—	—	—	(10,405)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 6,781 shares	177	—	—	—	177
Common stock cash dividends declared ($0.44 per share)	—	—	(5,504)	—	(5,504)
Balance, September 30, 2019	$79,780	$(772)	$159,568	$3,846	$242,422

Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505

Nine Months Ended September 30, 2018
Net income	—	—	20,622	—	20,622
Other comprehensive loss	—	—	—	(4,637)	(4,637)
Exercise of stock options - 1,600 shares	29	—	—	—	29
Share-based compensation expense	292	—	—	—	292
Unallocated ESOP shares committed to be released - 15,122 shares	224	163	—	—	387
Common stock issuances from reinvested dividends - 7,166 shares	179	—	—	—	179
Common stock cash dividends declared ($0.39 per share)	—	—	(4,821)	—	(4,821)
Balance, September 30, 2018	$81,822	$(989)	$135,628	$(2,905)	$213,556

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income	$23,718	$20,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,921	1,609
Provision for loan losses	1,050	1,750
Share-based compensation expense	430	292
Deferred income tax benefit	(336)	(164)
Loans originated for sale	(13,710)	(11,197)
Proceeds from sale of loans	13,292	11,057
Gains on loans held for sale	(270)	(208)
Realized securities gains, net	(1,535)	(828)
Loss on disposal of assets	213	2
Gain on sale of Summit Insurance Services, LLC	(1,906)	—
Write-downs of foreclosed properties	1,578	458
Amortization of securities premiums, net	1,826	2,698
Accretion related to acquisitions, net	(842)	(393)
Amortization of intangibles	1,300	1,261
Earnings on bank owned life insurance	(830)	(850)
Decrease (increase) in accrued interest receivable	434	(301)
Decrease in other assets	221	115
Increase in other liabilities	2,935	2,172
Net cash provided by operating activities	29,489	28,095
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,766	1,050
Proceeds from sales of securities available for sale	133,174	92,048
Principal payments received on securities available for sale	18,501	19,770
Purchases of securities available for sale	(63,504)	(81,929)
Purchases of other investments	(12,035)	(9,922)
Proceeds from redemptions of other investments	14,332	9,665
Net loan originations	(118,893)	(42,807)
Purchases of premises and equipment	(7,238)	(4,288)
Proceeds from disposal of premises and equipment	11	12
Improvements to property held for sale	(88)	(1,118)
Proceeds from sales of repossessed assets & property held for sale	2,789	1,723
Proceeds from sale of Summit Insurance Services, LLC	7,117	—
Cash and cash equivalents from acquisition, net of $12,740 cash consideration paid	20,589	—
Net cash used in investing activities	(3,479)	(15,796)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	45,706	53,110
Net increase (decrease) in time deposits	39,621	(2,485)
Net decrease in short-term borrowings	(102,390)	(12,096)
Repayment of long-term borrowings	(13)	(45,012)
Proceeds from issuance of common stock, net of issuance costs	98	179
Purchase and retirement of common stock	(10,405)	—
Exercise of stock options	7	29
Dividends paid on common stock	(5,504)	(4,821)
Net cash used in financing activities	(32,880)	(11,096)
(Decrease) increase in cash and cash equivalents	(6,870)	1,203
Cash and cash equivalents:
Beginning	59,540	52,631
Ending	$52,670	$53,834
(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2019	September 30, 2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$22,548	$18,199
Income taxes	$6,080	$5,674

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$4,060	$1,542
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$100,377	$—
Liabilities assumed	$114,151	$—

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2018 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
We adopted ASU No. 2016-02, Leases (Topic 842) and its related amendments on its required effective date of January 1, 2019 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The impact was insignificant to our consolidated financial position. Our current minimum commitments under long-term operating leases are disclosed in Note 12, Commitments and Contingencies.
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

Pending Adoption

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU, as amended, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU, as amended, is effective for SEC filers which are not Smaller Reporting Companies for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt the guidance in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. In this regard, we have a cross-functional implementation team comprised of personnel from risk management, operations and information technology, loan administration and finance and engaged a third-party vendor to assist us. The team is working through the late stages of its implementation plan, including refining and validating the third-party vendor’s model solution as well as analyzing qualitative factors which may modify the model’s quantitative outputs. While we are currently unable to estimate the approximate impact of the adoption of this ASU, as amended, it is expected to materially increase our allowance for loan losses. The ultimate impact of adoption will be significantly influenced by the loan portfolio's composition and credit quality, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$22,067	$—	$22,067	$—
Mortgage backed securities:
Government sponsored agencies	71,887	—	71,887	—
Nongovernment sponsored entities	8,038	—	8,038	—
State and political subdivisions	33,664	—	33,664	—
Corporate debt securities	16,439	—	16,439	—
Asset-backed securities	33,419	—	33,419	—
Tax-exempt state and political subdivisions	79,833	—	79,833	—
Total securities available for sale	$265,347	$—	$265,347	$—

Derivative financial liabilities
Interest rate swaps	$1,444	$—	$1,444	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$26,140	$—	$26,140	$—
Mortgage backed securities:
Government sponsored agencies	80,309	—	80,309	—
Nongovernment sponsored entities	614	—	614	—
State and political subdivisions	19,243	—	19,243	—
Corporate debt securities	14,512	—	14,512	—
Asset-backed securities	25,175	—	25,175	—
Tax-exempt state and political subdivisions	127,154	—	127,154	—
Total securities available for sale	$293,147	$—	$293,147	$—

Derivative financial assets
Interest rate swaps	$555	$—	$555	$—

Derivative financial liabilities
Interest rate swaps	$411	$—	$411	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,087	$—	$1,087	$—

Collateral-dependent impaired loans
Commercial	$104	$—	$8	$96
Commercial real estate	1,436	$—	1,436	—
Construction and development	430	$—	430	—
Residential real estate	657	—	657	—
Total collateral-dependent impaired loans	$2,627	$—	$2,531	$96

Property held for sale
Commercial real estate	$1,384	$—	$1,304	$80
Construction and development	14,168	—	14,168	—
Residential real estate	730	—	730	—
Total property held for sale	$16,282	$—	$16,202	$80

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$400	$—	$400	$—

Collateral-dependent impaired loans
Commercial	$2,660	$—	$2,611	$49
Commercial real estate	420	—	420	—
Construction and development	759	—	759	—
Residential real estate	763	—	763	—
Total collateral-dependent impaired loans	$4,602	$—	$4,553	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,363	—	16,363	—
Residential real estate	403	—	403	—
Total property held for sale	$18,443	$—	$18,443	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,670	$52,670	$—	$52,670	$—
Securities available for sale	265,347	265,347	—	265,347	—
Other investments	14,022	14,022	—	14,022	—
Loans held for sale, net	1,087	1,087	—	1,087	—
Loans, net	1,838,891	1,837,454	—	2,531	1,834,923
Accrued interest receivable	8,704	8,704	—	8,704	—
Derivative financial assets	—	—	—	—	—
	$2,180,721	$2,179,284	$—	$344,361	$1,834,923
Financial liabilities
Deposits	$1,832,285	$1,837,024	$—	$1,837,024	$—
Short-term borrowings	206,694	206,694	—	206,694	—
Long-term borrowings	722	868	—	868	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,297	1,297	—	1,297	—
Derivative financial liabilities	1,444	1,444	—	1,444	—
	$2,062,031	$2,066,916	$—	$2,066,916	$—

	December 31, 2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,540	$59,540	$—	$59,540	$—
Securities available for sale	293,147	293,147	—	293,147	—
Other investments	16,635	16,635	—	16,635	—
Loans held for sale, net	400	400	—	400	—
Loans, net	1,682,005	1,666,834	—	4,553	1,662,281
Accrued interest receivable	8,708	8,708	—	8,708	—
Derivative financial assets	555	555	—	555	—
	$2,060,990	$2,045,819	$—	$383,538	$1,662,281
Financial liabilities
Deposits	$1,634,826	$1,631,456	$—	$1,631,456	$—
Short-term borrowings	309,084	309,084	—	309,084	—
Long-term borrowings	735	843	—	843	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,102	1,102	—	1,102	—
Derivative financial liabilities	411	411	—	411	—
	$1,965,747	$1,962,485	$—	$1,962,485	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2019			2018
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$8,061			$6,899

Basic earnings per share	$8,061	12,412,982	$0.65	$6,899	12,374,350	$0.56

Effect of dilutive securities:
Stock options		4,654			7,349
Stock appreciation rights (SARs)		50,142			57,352

Diluted earnings per share	$8,061	12,467,777	$0.65	$6,899	12,439,051	$0.55

	For the Nine Months Ended September 30,
	2019			2018
Dollars in thousands,except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$23,718			$20,622

Basic earnings per share	$23,718	12,555,411	$1.89	$20,622	12,366,612	$1.67

Effect of dilutive securities:
Stock options		5,006			7,561
Stock appreciation rights (SARs)		53,965			56,054

Diluted earnings per share	$23,718	12,614,382	$1.88	$20,622	12,430,227	$1.66

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  Our anti-dilutive stock options for the three and nine months ended September 30, 2019 were 7,700 shares and for the three and nine months ended September 30, 2018 were 15,600 shares. Our anti-dilutive SARs for the three and nine months ended September 30, 2019 and September 30, 2018 were 84,615 and 87,615, respectively .

NOTE 5.  DEBT SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$22,186	$248	$367	$22,067
Residential mortgage-backed securities:
Government-sponsored agencies	71,119	1,245	477	71,887
Nongovernment-sponsored entities	8,057	19	38	8,038
State and political subdivisions
General obligations	6,716	143	—	6,859
Water and sewer revenues	4,752	115	9	4,858
University/college revenues	4,598	244	—	4,842
Other revenues	16,590	515	—	17,105
Corporate debt securities	16,553	50	164	16,439
Asset-backed securities	33,957	—	538	33,419
Total taxable debt securities	184,528	2,579	1,593	185,514
Tax-exempt debt securities
State and political subdivisions
General obligations	41,473	3,095	—	44,568
Water and sewer revenues	9,592	672	—	10,264
Lease revenues	8,542	650	—	9,192
Other revenues	15,001	811	3	15,809
Total tax-exempt debt securities	74,608	5,228	3	79,833
Total securities available for sale	$259,136	$7,807	$1,596	$265,347

	December 31, 2018
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,303	$203	$366	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	80,883	603	1,177	80,309
Nongovernment-sponsored entities	611	4	1	614
State and political subdivisions
General obligations	6,081	—	126	5,955
Other revenues	13,457	17	186	13,288
Corporate debt securities	14,807	9	304	14,512
Asset-backed securities	25,288	10	123	25,175
Total taxable debt securities	167,430	846	2,283	165,993
Tax-exempt debt securities
State and political subdivisions
General obligations	65,626	624	344	65,906
Water and sewer revenues	20,018	225	98	20,145
Lease revenues	10,980	135	7	11,108
Other revenues	30,197	77	279	29,995
Total tax-exempt debt securities	126,821	1,061	728	127,154
Total securities available for sale	$294,251	$1,907	$3,011	$293,147

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$17,649	$1,573	$—	$19,222
Illinois	13,180	613	—	13,793
Michigan	10,902	655	—	11,557
New York	8,546	476	—	9,022
West Virginia	8,406	228	3	8,631

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at September 30, 2019, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,056	$30,214
Due from one to five years	77,571	78,032
Due from five to ten years	60,653	61,130
Due after ten years	90,856	95,971
	$259,136	$265,347

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2019 and 2018 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2019
Securities available for sale	$133,174	$1,766	$18,501	$1,867	$332

2018
Securities available for sale	$92,048	$1,050	$19,770	$1,754	$926

We held 61 available for sale securities having an unrealized loss at September 30, 2019.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and is not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2019 and December 31, 2018.

	September 30, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$15,730	$367	$15,730	$367
Residential mortgage-backed securities:
Government-sponsored agencies	21	19,162	324	8,750	153	27,912	477
Nongovernment-sponsored entities	3	5,998	38	—	—	5,998	38
State and political subdivisions:
Water and sewer revenues	1	997	9	—	—	997	9
Corporate debt securities	5	3,358	23	1,859	141	5,217	164
Asset-backed securities	15	17,420	240	15,999	298	33,419	538
Tax-exempt debt securities
State and political subdivisions:
Other revenues	1	1,031	3	—	—	1,031	3
Total	61	$47,966	$637	$42,338	$959	$90,304	$1,596

	December 31, 2018
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$12,185	$184	$7,464	$182	$19,649	$366
Residential mortgage-backed securities:
Government-sponsored agencies	37	23,277	241	24,472	936	47,749	1,177
Nongovernment-sponsored entities	1	—	—	436	1	436	1
State and political subdivisions:
General obligations	8	—	—	5,222	126	5,222	126
Other revenues	11	968	16	9,450	170	10,418	186
Corporate debt securities	7	2,759	109	4,587	195	7,346	304
Asset-backed securities	9	20,129	123	—	—	20,129	123
Tax-exempt debt securities
State and political subdivisions:
General obligations	25	7,273	50	16,830	294	24,103	344
Water and sewer revenues	7	989	6	4,311	92	5,300	98
Lease revenues	2	553	—	557	7	1,110	7
Other revenues	12	7,309	62	11,531	217	18,840	279
Total	134	$75,442	$791	$84,860	$2,220	$160,302	$3,011

NOTE 6.  LOANS

Loans are summarized as follows:

Dollars in thousands	September 30, 2019	December 31, 2018
Commercial	$199,391	$194,315
Commercial real estate
Owner-occupied	255,828	257,256
Non-owner occupied	567,670	573,932
Construction and development
Land and land development	69,589	68,833
Construction	56,255	24,731
Residential real estate
Non-jumbo	359,399	336,977
Jumbo	69,815	73,599
Home equity	78,493	80,910
Mortgage warehouse lines	145,039	39,140
Consumer	36,982	32,460
Other	13,371	12,899
Total loans, net of unearned fees	1,851,832	1,695,052
Less allowance for loan losses	12,941	13,047
Loans, net	$1,838,891	$1,682,005

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at September 30, 2019 and December 31, 2018 are as follows:

	Acquired Loans
	September 30, 2019			December 31, 2018
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$4,160	$143,441	$147,601	$4,275	$138,167	$142,442

Recorded investment
Commercial	$—	$3,688	$3,688	$—	$3,934	$3,934
Commercial real estate
Owner-occupied	—	18,221	18,221	—	16,133	16,133
Non-owner occupied	1,194	16,285	17,479	1,162	23,431	24,593
Construction and development
Land and land development	—	3,369	3,369	—	5,161	5,161
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	1,265	89,697	90,962	1,374	77,894	79,268
Jumbo	953	3,098	4,051	975	2,577	3,552
Home equity	—	2,312	2,312	—	2,805	2,805
Consumer	—	4,883	4,883	—	4,630	4,630
Other	—	13	13	—	122	122
Total recorded investment	$3,412	$141,566	$144,978	$3,511	$136,687	$140,198

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018
Accretable yield	$597	$676	$632	$745
Accretion	(12)	(12)	(46)	(81)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	—	—
Other changes, net	—	—	(1)	—
Accretable yield, September 30	$585	$664	$585	$664

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$405	$50	$483	$938	$198,453	$—
Commercial real estate
Owner-occupied	137	175	3,859	4,171	251,657	—
Non-owner occupied	259	—	1,784	2,043	565,627	—
Construction and development
Land and land development	67	21	168	256	69,333	—
Construction	—	—	—	—	56,255	—
Residential mortgage
Non-jumbo	3,390	1,516	2,182	7,088	352,311	—
Jumbo	952	—	—	952	68,863	—
Home equity	74	218	56	348	78,145	—
Mortgage warehouse lines	—	—	—	—	145,039	—
Consumer	344	108	79	531	36,451	39
Other	—	—	100	100	13,271	—
Total	$5,628	$2,088	$8,711	$16,427	$1,835,405	$39

	At December 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$254	$51	$483	$788	$193,527	$—
Commercial real estate
Owner-occupied	—	—	612	612	256,644	—
Non-owner occupied	156	255	1,756	2,167	571,765	—
Construction and development
Land and land development	190	4	3,174	3,368	65,465	—
Construction	—	—	—	—	24,731	—
Residential mortgage
Non-jumbo	4,120	2,235	3,753	10,108	326,869	—
Jumbo	—	—	675	675	72,924	—
Home equity	754	261	181	1,196	79,714	—
Mortgage warehouse lines	—	—	—	—	39,140	—
Consumer	502	121	125	748	31,712	36
Other	31	—	—	31	12,868	—
Total	$6,007	$2,927	$10,759	$19,693	$1,675,359	$36

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
Dollars in thousands	2019	2018
Commercial	$835	$935
Commercial real estate
Owner-occupied	4,024	1,028
Non-owner occupied	3,013	2,210
Construction and development
Land & land development	191	3,198
Construction	—	—
Residential mortgage
Non-jumbo	4,299	6,532
Jumbo	—	675
Home equity	162	299
Mortgage warehouse lines	—	—
Consumer	76	112
Other	100	—
Total	$12,700	$14,989

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

The following tables present loans individually evaluated for impairment at September 30, 2019 and December 31, 2018.

	September 30, 2019
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$4,813	$4,813	$—	$5,193	$304
Commercial real estate
Owner-occupied	7,245	7,246	—	7,637	229
Non-owner occupied	10,683	10,690	—	10,127	502
Construction and development
Land & land development	954	954	—	1,209	70
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,472	3,478	—	3,966	217
Jumbo	4,000	3,999	—	4,029	221
Home equity	523	523	—	523	29
Mortgage warehouse lines	—	—	—	—	—
Consumer	14	14	—	14	1
Total without a related allowance	$31,704	$31,717	$—	$32,698	$1,573

With a related allowance
Commercial	$116	$116	$12	$54	$2
Commercial real estate
Owner-occupied	3,884	3,888	414	3,903	113
Non-owner occupied	—	—	—	—	—
Construction and development
Land & land development	1,025	1,026	595	1,036	52
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,831	1,829	201	2,145	72
Jumbo	—	—	—	—	—
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$6,856	$6,859	$1,222	$7,138	$239

Total
Commercial	$28,720	$28,733	$1,021	$29,159	$1,272
Residential real estate	9,826	9,829	201	10,663	539
Consumer	14	14	—	14	1
Total	$38,560	$38,576	$1,222	$39,836	$1,812

The table above does not include PCI loans.

	December 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,019	$1,253	$—	$321	$16
Commercial real estate
Owner-occupied	8,600	8,605	—	7,730	318
Non-owner occupied	9,666	9,673	—	9,753	493
Construction and development
Land & land development	4,767	4,767	—	4,947	102
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,279	3,284	—	3,401	180
Jumbo	4,132	4,130	—	3,517	166
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	9	10	—	13	1
Total without a related allowance	$31,995	$32,245	$—	$30,205	$1,306

With a related allowance
Commercial	$3,343	$3,342	$682	$705	$39
Commercial real estate
Owner-occupied	2,969	2,969	462	2,397	117
Non-owner occupied	189	191	9	226	16
Construction and development
Land & land development	1,057	1,057	298	1,073	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,982	2,981	585	2,539	98
Jumbo	821	822	106	827	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,361	$11,362	$2,142	$7,767	$374

Total
Commercial	$31,610	$31,857	$1,451	$27,152	$1,157
Residential real estate	11,737	11,740	691	10,807	522
Consumer	9	10	—	13	1
Total	$43,356	$43,607	$2,142	$37,972	$1,680

The table above does not include PCI loans.

Included in impaired loans are TDRs of $25.9 million, of which $23.1 million were current with respect to restructured contractual payments at September 30, 2019, and $27 million, of which $26.6 million were current with respect to restructured contractual payments at December 31, 2018.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following tables present by class the TDRs that were restructured during the three and nine months ended September 30, 2019 and September 30, 2018 . Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential real estate
Non-jumbo	—	$—	$—	2	$94	$94
Total	—	$—	$—	2	$94	$94

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	2	$157	$157
Commercial real estate
Owner-occupied	1	325	325	—	—	—
Non-owner occupied	4	324	324	—	—	—
Residential real estate
Non-jumbo	7	410	410	8	899	899
Consumer	1	16	16	—	—	—
Total	13	$1,075	$1,075	10	$1,056	$1,056

The following tables present defaults during the stated period of TDRs that were restructured during the past twelve months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate
Non-owner occupied	1	$126	—	$—
Residential real estate
Non-jumbo	3	174	—	—
Total	4	$300	—	$—

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	2	$157
Commercial real estate
Non-owner occupied	1	126	1	341
Residential real estate
Non-jumbo	3	174	3	628
Total	4	$300	6	$1,126

The following tables detail the activity regarding TDRs by loan type, net of fees, for the three and nine months ended September 30, 2019, and the related allowance on TDRs.

For the Three Months Ended September 30, 2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance July 1, 2019	$2,123	$—	$233	$9,588	$5,624	$4,695	$3,380	$523	$—	$15	$—	$26,181
Additions	—	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(144)	—	(21)	(58)	(49)	(33)	(12)	—	—	(1)	—	(318)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2019	$1,979	$—	$212	$9,530	$5,575	$4,662	$3,368	$523	$—	$14	$—	$25,863

Allowance related to troubled debt restructurings	$595	$—	$4	$251	$—	$199	$—	$—	$—	$—	$—	$1,049

For the Nine Months Ended September 30, 2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2019	$2,654	$—	$273	$9,365	$5,404	$4,490	$4,278	$523	$—	$10	$—	$26,997
Additions	—	—	—	325	324	410	—	—	—	16	—	1,075
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(675)	—	(61)	(160)	(153)	(238)	(910)	—	—	(12)	—	(2,209)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2019	$1,979	$—	$212	$9,530	$5,575	$4,662	$3,368	$523	$—	$14	$—	$25,863

Allowance related to troubled debt restructurings	$595	$—	$4	$251	$—	$199	$—	$—	$—	$—	$—	$1,049

The following table presents the recorded investment in construction and development, commercial, and commercial real estate loans which are generally evaluated based upon our internal risk ratings.

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Pass	$67,740	$63,743	$56,115	$24,589	$192,576	$182,651	$248,890	$250,254	$558,634	$565,715	$145,039	$39,140
OLEM (Special Mention)	454	472	140	142	1,333	6,748	2,602	1,864	1,643	1,554	—	—
Substandard	1,395	4,618	—	—	5,482	4,916	4,336	5,138	7,393	6,663	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$69,589	$68,833	$56,255	$24,731	$199,391	$194,315	$255,828	$257,256	$567,670	$573,932	$145,039	$39,140

The following table presents the recorded investment and payment activity in consumer, residential real estate, and home equity loans, which are generally evaluated based on the aging status of the loans.

	Performing		Nonperforming
Dollars in thousands	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Residential real estate
Non-jumbo	$355,100	$330,445	$4,299	$6,532
Jumbo	69,815	72,924	—	675
Home Equity	78,331	80,611	162	299
Consumer	36,868	32,312	114	148
Other	13,271	12,899	100	—
Total	$553,385	$529,191	$4,675	$7,654

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the nine month period ended September 30, 2019 and for the year ended December 31, 2018 is as follows:

	September 30,	December 31,
Dollars in thousands	2019	2018
Balance, beginning of year	$13,047	$12,565
Charge-offs:
Commercial	200	248
Commercial real estate
Owner occupied	2	38
Non-owner occupied	94	619
Construction and development
Land and land development	—	259
Construction	—	—
Residential real estate
Non-jumbo	826	887
Jumbo	—	—
Home equity	—	26
Mortgage warehouse lines	—	—
Consumer	253	244
Other	273	282
Total	1,648	2,603
Recoveries:
Commercial	11	16
Commercial real estate
Owner occupied	17	23
Non-owner occupied	—	—
Construction and development
Land and land development	106	270
Construction	—	—
Residential real estate
Non-jumbo	106	228
Jumbo	—	25
Home equity	17	10
Mortgage warehouse lines	—	—
Consumer	136	141
Other	99	122
Total	492	835
Net charge-offs	1,156	1,768
Provision for loan losses	1,050	2,250
Balance, end of period	$12,941	$13,047

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment during the first nine months of 2019 and for the year ended 2018:

	For the Nine Months Ended September 30, 2019					At September 30, 2019				At September 30, 2019
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,705	$(200)	$11	$(991)	$525	$12	$513	$—	$525	$4,929	$194,462	$—	$199,391
Commercial real estate
Owner occupied	2,214	(2)	17	508	2,737	414	2,323	—	2,737	11,129	244,699	—	255,828
Non-owner occupied	5,742	(94)	—	194	5,842	—	5,750	92	5,842	10,683	555,793	1,194	567,670
Construction and development
Land and land development	339	—	106	160	605	595	10	—	605	1,979	67,610	—	69,589
Construction	64	—	—	296	360	—	360	—	360	—	56,255	—	56,255
Residential real estate
Non-jumbo	2,090	(826)	106	577	1,947	201	1,736	10	1,947	5,303	352,831	1,265	359,399
Jumbo	379	—	—	(50)	329	—	323	6	329	4,000	64,862	953	69,815
Home equity	167	—	17	(101)	83	—	83	—	83	523	77,970	—	78,493
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	145,039	—	145,039
Consumer	79	(253)	136	211	173	—	173	—	173	14	36,968	—	36,982
Other	268	(273)	99	246	340	—	340	—	340	—	13,371	—	13,371
Total	$13,047	$(1,648)	$492	$1,050	$12,941	$1,222	$11,611	$108	$12,941	$38,560	$1,809,860	$3,412	$1,851,832

	For the Year Ended December 31, 2018					At December 31, 2018				At December 31, 2018
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$16	$634	$1,705	$682	$1,023	$—	$1,705	$4,362	$189,953	$—	$194,315
Commercial real estate
Owner occupied	2,424	(38)	23	(195)	2,214	462	1,752	—	2,214	11,569	245,687	—	257,256
Non-owner occupied	4,950	(619)	—	1,411	5,742	9	5,729	4	5,742	9,855	562,915	1,162	573,932
Construction and development
Land and land development	641	(259)	270	(313)	339	298	41	—	339	5,824	63,009	—	68,833
Construction	153	—	—	(89)	64	—	64	—	64	—	24,731	—	24,731
Residential real estate
Non-jumbo	1,911	(887)	228	838	2,090	585	1,495	10	2,090	6,261	329,342	1,374	336,977
Jumbo	72	—	25	282	379	106	273	—	379	4,953	67,671	975	73,599
Home equity	638	(26)	10	(455)	167	—	167	—	167	523	80,387	—	80,910
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	39,140	—	39,140
Consumer	210	(244)	141	(28)	79	—	79	—	79	9	32,451	—	32,460
Other	263	(282)	122	165	268	—	268	—	268	—	12,899	—	12,899
Total	$12,565	$(2,603)	$835	$2,250	$13,047	$2,142	$10,891	$14	$13,047	$43,356	$1,648,185	$3,511	$1,695,052
NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during third quarter 2019, we performed the qualitative assessment of goodwill and determined that the fair value was more likely than not greater than its carrying value.  In performing the qualitative assessment, we considered certain events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than the carrying value.  No indicators of impairment were noted as of September 30, 2019.

The following tables present our goodwill by reporting unit at September 30, 2019 and other intangible assets by reporting unit at September 30, 2019 and December 31, 2018.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2019	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	1,855	—	1,855
Goodwill reduction in conjunction with sale of Summit Insurance Services, LLC	—	(4,710)	(4,710)
Balance, September 30, 2019	$12,417	$—	$12,417

	Other Intangible Assets
	September 30, 2019			December 31, 2018
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identifiable intangible assets
Gross carrying amount	$14,727	$3,000	$17,727	$12,598	$3,000	$15,598
Less: accumulated amortization	3,962	2,367	6,329	2,728	2,300	5,028
Less: customer intangible reduction in conjunction with sale of Summit Insurance Services, LLC	—	633	633	—	—	—
Net carrying amount	$10,765	$—	$10,765	$9,870	$700	$10,570

We recorded amortization expense of $1,300,000 and $1,261,000 for the nine months ended September 30, 2019 and 2018, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years:

Core Deposit
Dollars in thousands	Intangible
2019	$1,634
2020	1,513
2021	1,393
2022	1,273
2023	1,152

NOTE 9.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2019 and December 31, 2018:

Dollars in thousands	September 30, 2019	December 31, 2018
Demand deposits, interest bearing	$602,059	$523,257
Savings deposits	305,891	284,173
Time deposits	682,336	605,276
Total	$1,590,286	$1,412,706

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $227.4 million and $220.5 million at September 30, 2019 and December 31, 2018, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2019 is as follows:

Dollars in thousands
Three month period ending December 31, 2019	$112,664
Year ending December 31, 2020	313,174
Year ending December 31, 2021	157,375
Year ending December 31, 2022	43,975
Year ending December 31, 2023	17,776
Thereafter	37,372
Total	$682,336

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $274.8 million at September 30, 2019 and $255.8 million at December 31, 2018.

NOTE 10.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2019		2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$206,550	$144	$233,300	$5,103
Average balance outstanding for the period	196,058	564	209,877	4,128
Maximum balance outstanding at any month end during period	225,200	144	262,000	7,534
Weighted average interest rate for the period	2.63%	2.48%	2.01%	1.80%
Weighted average interest rate for balances
outstanding at September 30	2.15%	2.00%	2.41%	2.25%

	Year Ended December 31, 2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$303,950	5,134
Average balance outstanding for the period	223,764	4,378
Maximum balance outstanding at any month end during period	303,950	7,534
Weighted average interest rate for the period	2.18%	1.95%
Weighted average interest rate for balances
outstanding at December 31	2.71%	2.50%

Long-term borrowings:  Our long-term borrowings of $722,000 and $735,000 at September 30, 2019 and December 31, 2018, respectively, consisted of advances from the Federal Home Loan Bank (“FHLB”). These FHLB advances are collateralized primarily by similar amounts of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.

Our long term FHLB borrowings bear both fixed and variable rates and mature in varying amounts through the year 2026.

The average interest rate paid on long-term borrowings for the nine month period ended September 30, 2019 was 5.34% compared to 4.24% for the first nine months of 2018.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at September 30, 2019 and December 31, 2018.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2019	$5	$—
	2020	18	—
	2021	20	—
	2022	21	—
	2023	22	—
	Thereafter	636	19,589
		$722	$19,589

NOTE 11.  SHARE-BASED COMPENSATION

Under the 2014 Long-Term Incentive Plan (“2014 LTIP”), SARs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees. During first quarter 2019, we granted 109,819 SARs that become exercisable ratably over five years (20% per year) and expire ten years after the grant date and granted 28,306 SARS that become exercisable ratably over seven years (14.29% per year) and expire ten years after the grant date.

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

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2019 and 2018, our share-based compensation expense was $430,000 and $292,000 and the related deferred tax benefits were approximately $103,000 and $70,000.

A summary of activity in our Plans during the first nine months of 2019 and 2018 is as follows:

	For the Nine Months Ended September 30,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,413)			11.83
Forfeited	—			—
Expired	—			—
Outstanding, September 30	338,803	$1,745	7.41	$20.56

Exercisable, September 30	112,989	$1,063	5.59	$16.32

	For the Nine Months Ended September 30,
	2018
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	250,291			$17.75
Granted	—			—
Exercised	(1,600)			17.79
Forfeited	(3,200)			25.5
Expired	—			—
Outstanding, September 30	245,491	$1,645	6.62	$17.65

Exercisable, September 30	109,324	$898	5.55	$15.77

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2019
Commitments to extend credit:
Revolving home equity and credit card lines	$68,033
Construction loans	118,245
Other loans	199,696
Standby letters of credit	7,338
Total	$393,312

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

Operating leases

We occupy certain facilities under long-term operating leases.  The aggregate minimum annual rental commitments under those leases total approximately $62,000 in 2019 and $124,000 in 2020.  Total net rent expense included in the accompanying consolidated financial statements was $106,000 for the nine months ended September 30, 2019 and $222,000 for the nine months ended September 30, 2018.

Litigation

We are not a party to litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2019, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules to provide an option to phase-in over a period of three years the day-one regulatory capital effects of the implementation of ASU

No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. We intend to elect to this optional phase-in period upon adoption of the ASU effective January 1, 2020.
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of September 30, 2019 and December 31, 2018. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
CET1 (to risk weighted assets)
Summit	$217,934	11.2%	N/A	N/A	N/A	N/A
Summit Community	236,937	12.2%	135,947	7.0%	126,237	6.5%
Tier I Capital (to risk weighted assets)
Summit	236,934	12.2%	N/A	N/A	N/A	N/A
Summit Community	236,937	12.2%	165,079	8.5%	155,369	8.0%
Total Capital (to risk weighted assets)
Summit	249,874	12.8%	N/A	N/A	N/A	N/A
Summit Community	249,878	12.9%	203,389	10.5%	193,704	10.0%
Tier I Capital (to average assets)
Summit	236,934	10.4%	N/A	N/A	N/A	N/A
Summit Community	236,937	10.4%	91,130	4.0%	113,912	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
CET1 (to risk weighted assets)
Summit	197,551	11.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	124,793	7.0%	115,879	6.5%
Tier I Capital (to risk weighted assets)
Summit	216,551	12.2%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	151,534	8.5%	142,620	8.0%
Total Capital (to risk weighted assets)
Summit	229,598	12.9%	N/A	N/A	N/A	N/A
Summit Community	226,977	12.8%	186,192	10.5%	177,326	10.0%
Tier I Capital (to average assets)
Summit	216,551	10.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	10.0%	85,572	4.0%	106,965	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into three forward-starting, pay-fixed/receive LIBOR interest rate swaps as follows:

•
A $30 million notional interest rate swap expiring on October 18, 2020, was designated as a cash flow hedge of $30 million of variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% and receive a variable rate equal to one month LIBOR.

•
A $40 million notional interest rate swap expiring October 18, 2019, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances.  Under the terms of the swap we will pay a fixed rate of 2.84% and receive a variable rate equal to one month LIBOR.

•
A $40 million notional interest rate swap with an effective date of October 18, 2019 and expiring on October 18, 2021, was designated as a cash flow hedge of $40 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 2.19% and receive a variable rate equal to one month LIBOR.

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges as follows:

•
Under the terms of a $9.95 million original notional interest rate swap expiring January 15, 2025, we will pay a fixed rate of 4.33% and receive a variable rate equal to one month LIBOR plus 2.4000 percent.

•
Under the terms of a $11.3 million original notional interest rate swap expiring January 15, 2026, we will pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18000 percent.

A summary of our derivative financial instruments as of September 30, 2019 and December 31, 2018 follows:

	September 30, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$898	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,959	$—	$546	$—

	December 31, 2018
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$411	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,399	$555	$—	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACQUISITIONS

Peoples Bankshares, Inc. Acquisition

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

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of PBI were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $1.85 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2019 in connection with the acquisition of PBI, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

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

The following presents the financial effects of adjustments recognized in the statements of income for the three and nine months ended September 30, 2019 and 2018 related to business combinations that occurred during 2016, 2017 and 2019.

	Income increase (decrease)
Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and fees on loans	$137	$38	$604	$239
Interest expense on deposits	77	48	247	162
Amortization of intangibles	(404)	(363)	(1,234)	(1,111)
Income before income tax expense	$(190)	$(277)	$(383)	$(710)

Pending Cornerstone Acquisition

On September 17, 2019, we entered into a Definitive Merger Agreement with Cornerstone Financial Services, Inc. ("Cornerstone"). Pursuant to the terms of the merger agreement, Summit will acquire all of the outstanding shares of common stock of Cornerstone in exchange for cash in the amount of $5,700 per share or 228 shares of Summit common stock. Cornerstone shareholders will have a right to receive cash, Summit’s common stock or a combination of cash and Summit common stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total merger consideration received by Cornerstone shareholders is subject to an adjustment if Cornerstone's adjusted shareholders’ equity as of the effective date of the merger deviates from the range mutually determined by the parties. Cornerstone's assets approximated $192 million at September 30, 2019.
We anticipate the acquisition will close in the first quarter of 2020, subject to customary closing conditions, including regulatory approval and approval of Cornerstone's shareholders. Following the consummation of the merger, Cornerstone's wholly-owned subsidiary Cornerstone Bank, Inc. will be consolidated with Summit's subsidiary, Summit Community Bank, Inc.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ending September 30, 2019 and 2018.

	For the Three Months Ended September 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(328)	$139	$(737)	$3,147	$2,221
Other comprehensive income (loss) before reclassification	—	—	53	1,916	1,969
Amounts reclassified from accumulated other comprehensive income	—	—	—	(344)	(344)
Net current period other comprehensive income (loss)	—	—	53	1,572	1,625
Ending balance	$(328)	$139	$(684)	$4,719	$3,846

	For the Three Months Ended September 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(472)	$(912)	$(986)
Other comprehensive (loss) income before reclassification	—	255	(2,168)	(1,913)
Amounts reclassified from accumulated other comprehensive income	—	—	(6)	(6)
Net current period other comprehensive (loss) income	—	255	(2,174)	(1,919)
Ending balance	$398	$(217)	$(3,086)	$(2,905)

	For the Nine Months Ended September 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification	(328)	—	(370)	6,727	6,029
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1,167)	(1,167)
Net current period other comprehensive income (loss)	(328)	—	(370)	5,560	4,862
Ending balance	$(328)	$139	$(684)	$4,719	$3,846

	For the Nine Months Ended September 30, 2018
Dollars in thousands	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive (loss) income before reclassification	—	1,347	(5,355)	(4,008)
Amounts reclassified from accumulated other comprehensive income	—	—	(629)	(629)
Net current period other comprehensive (loss) income	—	1,347	(5,984)	(4,637)
Ending balance	$398	$(217)	$(3,086)	$(2,905)

NOTE 17. INCOME TAXES

Our income tax expense for the three months ended September 30, 2019 and September 30, 2018 totaled $1.8 million and $1.7 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018 our income tax expense totaled $5.3 million and $5.2 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2019 and 2018 was 18.5% and 19.5%, respectively, and for the nine months ended September 30, 2019 and 2018 were 18.2% and 20.1%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.6)%	(3.1)%	(2.0)%	(3.0)%
State income taxes, net of Federal income tax benefit	1.9%	2.1%	1.8%	2.2%
Low-income housing and rehabilitation tax credits	(0.4)%	(0.9)%	(0.6)%	(1.1)%
Other, net	(2.4)%	0.4%	(2.0)%	1.0%
Effective income tax rate	18.5%	19.5%	18.2%	20.1%

The components of applicable income tax expense for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018
Current
Federal	$1,666	$1,410	$4,913	$4,628
State	246	228	716	737
	1,912	1,638	5,629	5,365
Deferred
Federal	(88)	25	(294)	(142)
State	(12)	4	(42)	(22)
	(100)	29	(336)	(164)
Total	$1,812	$1,667	$5,293	$5,201

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018
Service fees on deposit accounts	$1,312	$1,215	$3,716	$3,421
Bank card revenue	924	793	2,631	2,343
Trust and wealth management fees	632	687	1,830	2,026
Insurance commissions	40	1,062	1,821	3,188
Other	66	53	224	189
Net revenue from contracts with customers	2,974	3,810	10,222	11,167
Non-interest income within the scope of other ASC topics	785	401	4,577	2,068
Total noninterest income	$3,759	$4,211	$14,799	$13,235

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2018 audited financial statements and Annual Report on Form 10-K.

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

OVERVIEW

On January 1, 2019, we acquired Peoples Bankshares, Inc. ("PBI") and its subsidiary, First Peoples Bank, Inc., headquartered in Mullens, West Virginia. PBI's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior-year first quarter period. On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC ("SIS"). Accordingly, their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and nine months ended September 30 and the linked quarter.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our PBI acquisition and organic loan growth, average interest earning assets increased by 6.89% for the first nine months in 2019 compared to the same period of 2018 while our net interest earnings on a tax equivalent basis increased 10.01%.  Our tax equivalent net interest margin increased 11 basis points as our yield on interest earning assets increased 30 basis points while our cost of interest bearing funds increased 26 basis points.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2019 increased to $23.7 million or $1.88 per diluted share from $20.6 million or $1.66 per diluted share for the same period of 2018. Net income for the three months ended September 30, 2019 was $8.1 million, or $0.65 per diluted share, compared to $6.9 million, or $0.55 per diluted share for the same period of 2018. The increased earnings for the nine months ended September 30, 2019 were primarily attributable to increased net interest income, larger gains on sales of securities, a $1.9 million pre-tax gain on sale of our insurance agency, SIS, in second quarter while being negatively impacted by generally higher operating expenses due to the PBI acquisition, larger writedowns on foreclosed properties and increased merger-related expenses. The increased earnings for the three months ended September 30, 2019 were primarily attributable to increased net interest income, higher realized securities gains and fewer write-downs on foreclosed properties while being negatively impacted by generally higher operating expenses due to the PBI acquisition and fewer insurance commissions due to the sale of our insurance agency, SIS in second quarter. Returns on average equity and assets for the first nine months of 2019 were 13.48% and 1.40%, respectively, compared with 13.28% and 1.30% for the same period of 2018.

PBI’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2019 results reflect increased levels of average balances, income and expense as compared to the same periods of 2018 results. At consummation (prior to fair value acquisition adjustments), PBI had total assets of $133.1 million, net loans of $42.4 million, and deposits of $112.1 million. Also impacting comparability of results is the sale of SIS. Their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and nine months ended September 30 and the linked quarter, however, historically SIS's results of operations accounted for less than $0.01 per share of the company's quarterly earnings.

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

Q3 2019 compared to Q2 2019

For the quarter ended September 30, 2019, our net interest income on a fully taxable-equivalent basis increased $107,000 to $19.63 million compared to $19.52 million for the quarter end June 30, 2019. Our taxable-equivalent earnings on interest earning assets increased $317,000, while the cost of interest bearing liabilities increased $210,000 (see Tables I and II).

For the three months ended September 30, 2019 average interest earning assets increased to $2.15 billion compared to $2.11 billion for the three months ended June 30, 2019, while average interest bearing liabilities increased to $1.79 billion for the three months ended September 30, 2019 from $1.76 billion for the three months ended June 30, 2019.

For the quarter ended September 30, 2019, our net interest margin decreased to 3.63%, compared to 3.72% for the linked quarter, as the yields on earning assets decreased 10 basis points, while the cost of our interest bearing funds decreased by 1 basis point. At acquisition, PBI's deposit costs were significantly lower than Summit's cost of deposits, thus substantially offsetting the increase in market rates during 2019.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.59% and 3.62% for the three months ended September 30, 2019 and June 30, 2019.

Q3 2019 compared to Q3 2018

For the quarter ended September 30, 2019, our net interest income on a fully taxable-equivalent basis increased $2.07 million to $19.63 million compared to $17.55 million for the quarter end September 30, 2018. Our taxable-equivalent earnings on interest earning assets increased $3.31 million, while the cost of interest bearing liabilities increased $1.24 million (see Tables I and II).

For the three months ended September 30, 2019 average interest earning assets increased 8.9% to $2.15 billion compared to $1.97 billion for the three months ended September 30, 2018, while average interest bearing liabilities increased 7.7% from $1.67 billion for the three months ended September 30, 2018 to $1.79 billion for the three months ended September 30, 2019.

For the quarter ended September 30, 2019, our net interest margin increased to 3.63%, compared to 3.53% for the same period of 2018, as the yields on earning assets increased 21 basis points, while the cost of our interest bearing funds increased by 16 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.51% for the three months ended September 30, 2018.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	September 30, 2019			June 30, 2019			September 30, 2018
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,813,555	$24,786	5.42%	$1,749,032	$24,184	5.55%	$1,615,700	$21,154	5.19%
Tax-exempt (2)	15,903	195	4.86%	14,695	213	5.81%	15,688	178	4.50%
Securities
Taxable	203,288	1,566	3.06%	203,049	1,607	3.17%	155,574	1,227	3.13%
Tax-exempt (2)	79,387	782	3.91%	100,307	999	3.99%	146,174	1,443	3.92%
Federal funds sold and interest bearing deposits with other banks	35,214	125	1.41%	38,214	134	1.41%	38,642	138	1.42%
Total interest earning assets	2,147,347	27,454	5.07%	2,105,297	27,137	5.17%	1,971,778	24,140	4.86%
Noninterest earning assets
Cash & due from banks	12,815			14,124			9,326
Premises and equipment	43,160			41,318			36,533
Property held for sale	21,180			23,149			21,591
Other assets	83,609			86,493			87,037
Allowance for loan losses	(13,276)			(13,260)			(12,865)
Total assets	$2,294,835			$2,257,121			$2,113,400
Interest bearing liabilities
Interest bearing demand deposits	$594,772	$1,621	1.08%	$575,240	$1,731	1.21%	$486,107	$1,168	0.95%
Savings deposits	302,331	949	1.25%	305,342	921	1.21%	312,467	857	1.09%
Time deposits	674,869	3,644	2.14%	673,272	3,315	1.97%	616,657	2,689	1.73%
Short-term borrowings	202,425	1,371	2.69%	187,120	1,397	2.99%	211,211	1,437	2.70%
Long-term borrowings and capital trust securities	20,312	244	4.75%	20,317	255	5.03%	39,265	436	4.42%
Total interest bearing liabilities	1,794,709	7,829	1.73%	1,761,291	7,619	1.74%	1,665,707	6,587	1.57%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	240,193			241,811			219,986
Other liabilities	21,320			19,750			15,447
Total liabilities	2,056,222			2,022,852			1,901,140

Shareholders' equity	238,613			234,269			212,260
Total liabilities and shareholders' equity	$2,294,835			$2,257,121			$2,113,400
Net interest earnings		$19,625			$19,518			$17,553
Net yield on interest earning assets			3.63%			3.72%			3.53%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $205,000, $255,000, and $340,000 for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	September 30, 2019 vs. June 30, 2019			September 30, 2019 vs. September 30, 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,055	$(453)	$602	$2,674	$958	$3,632
Tax-exempt	18	(36)	(18)	2	15	17
Securities
Taxable	3	(44)	(41)	368	(29)	339
Tax-exempt	(197)	(20)	(217)	(658)	(3)	(661)
Federal funds sold and interest bearing deposits with other banks	(10)	1	(9)	(12)	(1)	(13)
Total interest earned on interest earning assets	869	(552)	317	2,374	940	3,314

Interest paid on:
Interest bearing demand deposits	62	(172)	(110)	283	170	453
Savings deposits	(7)	35	28	(29)	121	92
Time deposits	9	320	329	271	684	955
Short-term borrowings	118	(144)	(26)	(60)	(5)	(65)
Long-term borrowings and capital trust securities	—	(11)	(11)	(225)	32	(193)
Total interest paid on interest bearing liabilities	182	28	210	240	1,002	1,242

Net interest income	$687	$(580)	$107	$2,134	$(62)	$2,072

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,758,645	$71,877	5.46%	$1,615,427	$62,196	5.15%
Tax-exempt (2)	15,172	591	5.21%	15,929	542	4.55%
Securities
Taxable	200,947	4,858	3.23%	169,177	3,839	3.03%
Tax-exempt (2)	98,084	2,920	3.98%	138,539	4,078	3.94%
Federal funds sold and interest bearing deposits with other banks	41,642	490	1.57%	39,075	412	1.41%
Total interest earning assets	2,114,490	80,736	5.10%	1,978,147	71,067	4.80%
Noninterest earning assets
Cash & due from banks	12,941			9,459
Premises and equipment	40,983			35,620
Property held for sale	21,904			21,452
Other assets	87,080			86,337
Allowance for loan losses	(13,283)			(12,715)
Total assets	$2,264,115			$2,118,300
Interest bearing liabilities
Interest bearing demand deposits	$575,817	$5,016	1.16%	$455,637	$2,701	0.79%
Savings deposits	306,083	2,768	1.21%	330,420	2,373	0.96%
Time deposits	667,565	9,961	1.99%	626,587	7,498	1.60%
Short-term borrowings	196,622	4,240	2.88%	214,005	4,084	2.55%
Long-term borrowings and capital trust securities	20,317	758	4.98%	52,155	1,695	4.35%
Total interest bearing liabilities	1,766,404	22,743	1.72%	1,678,804	18,351	1.46%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	243,356			216,701
Other liabilities	19,669			15,778
Total liabilities	2,029,429			1,911,283

Shareholders' equity - common	234,686			207,017
Total liabilities and shareholders' equity	$2,264,115			$2,118,300
Net interest earnings		$57,993			$52,716
Net yield on interest earning assets			3.67%			3.56%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $737,000 and $970,000 for the nine months ended September 30, 2019 and 2018, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2019 versus September 30, 2018
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$5,714	$3,967	$9,681
Tax-exempt	(27)	76	49
Securities
Taxable	756	263	1,019
Tax-exempt	(1,204)	46	(1,158)
Federal funds sold and interest bearing deposits with other banks	28	50	78
Total interest earned on interest earning assets	5,267	4,402	9,669

Interest paid on:
Interest bearing demand deposits	832	1,483	2,315
Savings deposits	(185)	580	395
Time deposits	515	1,948	2,463
Short-term borrowings	(349)	505	156
Long-term borrowings and capital trust securities	(1,158)	221	(937)
Total interest paid on interest bearing liabilities	(345)	4,737	4,392

Net interest income	$5,612	$(335)	$5,277

Noninterest Income

On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC which resulted in a pre-tax gain of $1.91 million. Total noninterest income for the nine months ended September 30, 2019 increased 11.8% compared to same period in 2018 principally due to the realized gain on sale of SIS, which was partially offset by lower insurance commissions due to the sale of SIS, and higher realized securities gains. On a quarterly basis, total noninterest income was 10.7% lower in 2019 compared to 2018 due to lower insurance commissions due to the sale of SIS which more than offset the increase in realized securities gains. Further detail regarding noninterest income is reflected in the following table.

Table V - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018
Insurance commissions	$40	$1,062	$1,821	$3,188
Trust and wealth management fees	632	687	1,830	2,026
Service charges on deposit accounts	1,312	1,215	3,716	3,421
Bank card revenue	924	793	2,631	2,343
Realized securities gains	453	8	1,535	828
Gain on sale of Summit Insurance Services, LLC	—	—	1,906	—
Bank owned life insurance income	247	250	733	773
Other	151	196	627	656
Total	$3,759	$4,211	$14,799	$13,235

Noninterest Expense

Total noninterest expense increased 3.6% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 and increased 12.3% for the nine months ended September 30, 2019, as compared to the same period in 2018 with higher foreclosed properties expense, higher salaries, commissions, and employee benefits and increased deferred director compensation plan expenses having the largest negative impacts and fewer FDIC premiums during 2019 having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2019	$	%	2018	2019	$	%	2018
Salaries, commissions, and employee benefits	$7,044	$238	3.5%	$6,806	$21,966	$1,416	6.9%	$20,550
Net occupancy expense	799	(57)	(6.7)%	856	2,602	74	2.9%	2,528
Equipment expense	1,296	178	15.9%	1,118	3,694	423	12.9%	3,271
Professional fees	388	(115)	(22.9)%	503	1,266	44	3.6%	1,222
Advertising and public relations	177	7	4.1%	170	484	23	5.0%	461
Amortization of intangibles	404	(9)	(2.2)%	413	1,300	39	3.1%	1,261
FDIC premiums	—	(210)	(100.0)%	210	88	(602)	(87.2)%	690
Bank card expense	455	71	18.5%	384	1,367	287	26.6%	1,080
Foreclosed properties expense, net of losses	305	136	80.5%	169	2,236	1,393	165.2%	843
Merger-related expenses	74	(12)	(14.0)%	86	519	433	503.5%	86
Other	1,864	221	13.5%	1,643	6,473	1,058	19.5%	5,415
Total	$12,806	$448	3.6%	$12,358	$41,995	$4,588	12.3%	$37,407

Salaries, commissions, and employee benefits: The increases in these expenses in the three months and nine months ended September 30, 2019 compared to the same periods of 2018 are primarily due to an increase in number of employees, resulting from the PBI acquisition, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the PBI acquisition.

FDIC premiums: The decrease in FDIC premiums for the three and nine months ended September 30, 2019 is due to the FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold. We expect the decreased assessments to continue through the end of 2019.

Foreclosed properties expense, net of losses: During second quarter 2019, we recorded higher writedowns of foreclosed properties to their fair value with the goal of selling such properties more rapidly.

Merger-related expenses: Merger-related expenses during third quarter 2019 are related to the pending Cornerstone acquisition, while the $519,000 incurred for the nine months ended September 30, 2019 includes both Cornerstone and Peoples merger-related expenses.

Other: The increase in other expenses for the nine months ended September 30, 2019 is largely due to a $560,000 increase in deferred director compensation plan expenses. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. As result of the stock market’s exceptionally robust performance during Q1 2019, we recognized significantly greater quarterly deferred director compensation expense thus far in 2019 than we have ever recognized previously.

Income Taxes

Our income tax expense for the three months ended September 30, 2019 and September 30, 2018 totaled $1.8 million and $1.7 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018 our income tax expense totaled $5.29 million and $5.20 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2019 and 2018 was 18.5% and 19.5%, respectively and for the nine months ended September 30, 2019 and September 30, 2018 was 18.2% and 20.1%. Refer to Note 17 of the accompanying financial statements for further information regarding our income taxes.

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

We recorded $1,050,000 and $1,750,000 provisions for loan losses for the first nine months of 2019 and 2018. The decrease is primarily due to more favorable asset quality indicators.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2018.

Table VII - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2019	2018	2018
Accruing loans past due 90 days or more	$39	$2,215	$36
Nonaccrual loans
Commercial	835	801	935
Commercial real estate	7,037	3,099	3,238
Commercial construction and development	—	—	—
Residential construction and development	191	3,200	3,198
Residential real estate	4,461	7,575	7,506
Consumer	76	80	112
Other	100	—	—
Total nonaccrual loans	12,700	14,755	14,989
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,514	1,762	1,762
Commercial construction and development	4,910	6,790	6,479
Residential construction and development	12,846	11,614	11,543
Residential real estate	1,709	1,851	1,648
Total foreclosed properties	20,979	22,017	21,432
Repossessed assets	16	5	5
Total nonperforming assets	$33,734	$38,992	$36,462
Total nonperforming loans as a percentage of total loans	0.69%	1.03%	0.89%
Total nonperforming assets as a percentage of total assets	1.45%	1.82%	1.66%
Allowance for loan losses as a percentage of nonperforming loans	101.59%	76.28%	86.84%
Allowance for loan losses as a percentage of period end loans	0.70%	0.79%	0.77%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2019 and 2018.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018
Beginning balance	$21,390	$21,606	$21,432	$21,470
Acquisitions	106	622	4,009	1,525
Improvements	55	323	88	1,118
Disposals	(439)	(496)	(2,972)	(1,638)
Writedowns to fair value	(133)	(38)	(1,578)	(458)
Balance June 30	$20,979	$22,017	$20,979	$22,017

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

At September 30, 2019 and December 31, 2018, our allowance for loan losses totaled $12.9 million, or 0.70% of total loans and $13.0 million, or 0.77% of total loans. The allowance for loan losses is considered adequate to cover our current estimate of probable credit losses inherent in our loan portfolio.

At September 30, 2019 and December 31, 2018 we had approximately $21.0 million and $21.4 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.32 billion at September 30, 2019 and $2.20 billion at December 31, 2018.  Table IX below is a summary of significant changes in our financial position between December 31, 2018 and September 30, 2019.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of PBI Acquisition	Other Changes	Balance September 30,
Dollars in thousands	2018			2019
Assets
Cash and cash equivalents	$59,540	$33,329	$(40,199)	$52,670
Securities available for sale	293,147	55,113	(82,913)	265,347
Other investments	16,635	72	(2,685)	14,022
Loans, net	1,682,005	41,398	115,488	1,838,891
Property held for sale	21,432	—	(453)	20,979
Premises and equipment	37,553	815	5,224	43,592
Goodwill and other intangibles	25,842	3,983	(6,643)	23,182
Cash surrender value of life insurance policies	42,386	—	830	43,216
Other assets	22,046	939	(1,275)	21,710
Total Assets	$2,200,586	$135,649	$(12,626)	$2,323,609

Liabilities
Deposits	$1,634,826	$112,379	$85,080	$1,832,285
Short-term borrowings	309,084	—	(102,390)	206,694
Long-term borrowings	735	—	(13)	722
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	16,522	1,533	3,842	21,897

Shareholders' Equity	219,830	21,737	855	242,422

Total liabilities and shareholders' equity	$2,200,586	$135,649	$(12,626)	$2,323,609

The following is a discussion of the significant changes in our financial position during the first nine months of 2019:

Cash and cash equivalents: Net reduction of $40.2 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $12.7 million paid in conjunction with the PBI acquisition.

Securities available for sale: The net decrease of $82.9 million in securities available for sale is principally a result of sales of the acquired PBI securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to pay down short-term FHLB advances and fund loan growth.

Loans: Mortgage warehouse lines of credit have grown $105.9 million thus far in 2019 as we expanded our existing line participations and established several new participations in light of strong mortgage refinance and home purchase activity nationally. Excluding mortgage warehouse lines of credit and PBI loans acquired on January 1, 2019, organic loan growth has been $9.6 million during the first nine months of 2019, as the construction and development portfolio and commercial portfolio grew approximately $32 million and $4 million, respectively, while commercial real estate and residential real estate portfolios declined approximately $15 million and $12 million, respectively.

Deposits: During the first nine months of 2019, interest bearing checking deposits grew $60.1 million, Direct CDs grew $5.4 million, brokered CDs increased $6.9 million, and retail CDs increased $25.2 million while noninterest bearing checking decreased $6.5 million and saving deposits decreased $9.4 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with PBI acquisition, proceeds from sales of securities, and increased deposits.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 9, and 10 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2019 and December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $960 million or 41.32% of total consolidated assets at September 30, 2019.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $811 million.  As of September 30, 2019 and December 31, 2018, these advances totaled approximately $207 million and $304 million, respectively.  At September 30, 2019, we had additional borrowing capacity of $604 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2019 was approximately $151 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2019 totaled $242.4 million compared to $219.8 million at December 31, 2018.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2019.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2019	$5	$—	$62
2020	18	—	124
2021	20	—	103
2022	21	—	105
2023	22	—	69
Thereafter	636	19,589	102
Total	$722	$19,589	$565

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2019 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2019
Commitments to extend credit:
Revolving home equity and credit card lines	$68,033
Construction loans	118,245
Other loans	199,696
Standby letters of credit	7,338
Total	$393,312

LIBOR AND OTHER BENCHMARK RATES

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates ("IBOR") and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates ("ARRs") and could cause disruptions in a variety of markets. We will continue to monitor developments related to ARRs, however at this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition from IBORs to ARRs.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2019.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter for the down 100 and the up 200 scenarios, and gradual change over 24 months for the up 400 scenario) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	1.31%	4.10%
Up 100 basis points (1)	-0.18%	3.00%
Up 200 basis points (1)	-1.00%	1.83%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2019, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2019 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan for the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	12,700	$25.92	12,700	39,760
August 1, 2019 - August 31, 2019	39,760	25.49	39,760	—
September 1, 2019 - September 30, 2019	—	—	—	—

(a)  Shares purchased under the September 2018 Repurchase Plan.

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	15

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	November 7, 2019