Form 10-K
period 2019-12-31
SUMMIT FINANCIAL GROUP INC
filed 2020-03-06
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

i

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2019, was approximately $290,620,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2020 was 13,044,641

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2020	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $2.40 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $257.1 million as of December 31, 2019.  As of this date, we had loans approximating $106.3 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$6.0	million
Land development	$5.0	million
Land development - Finished building lots	$2.3	million
Construction:
Commercial, multifamily and other non-residential	$11.9	million
1-4 family residential, consumer borrower	$0.3	million
1-4 family residential, pre-sold, commercial borrower	$0.1	million
1-4 family residential, spec, commercial borrower	$3.7	million
Improved property:
Residential real estate - nonowner occupied	$10.2	million
Commercial real estate - owner occupied	$18.7	million
Commercial real estate - nonowner occupied	$29.1	million
Owner occupied 1-4 family	$18.5	million
Home equity	$0.5	million

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

In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, Summit’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. In July, 2019, the federal banking agencies adopted a final rule implementing sections of the Economic Growth, Regulatory Relief and Consumer Protection Act to grant an exclusion from the Volcker Rule for community banks with few than $10 billion in total consolidated assets and total trading assets, as well as liabilities that are equal to or less than five percent of their total consolidated assets. Not only are we now excluded from the Volker Rule due to our asset size, the Volcker Rule has not had a material impact on our operations as we do not generally engage in activities prohibited by the Volcker Rule.

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

Capital Requirements
Our bank subsidiary, Summit Community, is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Summit Community’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Summit Community’s regulatory capital ratios as of December 31, 2019 are set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 86. We believe, as of December 31, 2019, that our bank subsidiary met all capital adequacy requirements to which it was subject.
The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, and was fully phased-in by January 1, 2019. As of December 31, 2019, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules.
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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to: (i) address the upcoming implementation of the Current Expected Credit Losses ("CECL") accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL We implemented the CECL accounting standard on January 1, 2020, whereby we increased the allowances for loan credit losses and unfunded commitments by $8.89 million and recorded a cumulative effect adjustment to retained earnings of $7.02 million (net of deferred income taxes of $1.87 million) and intend to elect to recognize the regulatory capital impact of its adoption over the three year period.
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

Beginning in the first quarter of 2020, a qualifying community banking organization may elect to use the community bank leverage ratio (CBLR) framework to eliminate the requirements for calculating and reporting risk-based capital ratios. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance-sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advanced approaches banking organization. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements and are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDICIA. A qualifying community banking organization may opt into and out of the CBLR framework by completing the associated reporting requirements on its call report. Although we presently do not anticipate opting into the CBLR framework, we will evaluate quarterly.
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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity.

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

Employees

At February 28, 2020, we employed 383 full-time equivalent employees.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	28
	b. Analysis of Net Interest Earnings	27
	c. Rate Volume Analysis of Changes in Interest Income and Expense	30
2.	Investment Portfolio
	a. Book Value of Investments	35
	b. Maturity Schedule of Investments	35
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	34
3.	Loan Portfolio
	a. Types of Loans	33
	b. Maturities and Sensitivity to Changes in Interest Rates	66
	c. Risk Elements	36
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	38
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	28-29
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	78
6.	Return on Equity and Assets	26
7.	Short-term Borrowings	78

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

Our business is concentrated in West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemic disease, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2019, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for loan losses to provide for estimated probable credit losses inherent in our loan portfolio.  As of December 31, 2019, our allowance for loan losses totaled $13.1 million, which represents approximately 0.68% of our total loans.  There is no precise method of predicting loan losses and therefore, we always face the risk that losses in future periods will exceed our allowance for loan losses and that we would need to make additional provisions to our allowance for loan losses. Our methodology for the determination of the adequacy of the allowance for loan losses is set forth in Note 8 of the accompanying consolidated financial statements.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2019, brokered deposits totaled $150.6 million, or approximately 7.9% of our total deposits, compared to brokered deposits in the amount of $220.5 million or approximately 13.5% of our total deposits at December 31, 2018.  As of December 31, 2019, approximately $72.7 million in brokered deposits, or approximately 48.3% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2019, our FHLB borrowings maturing within one year totaled $199.2 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.   Page 39 of Management’s Discussion and Analysis of Financial Condition and Results of Operations shows three “stressed” liquidity circumstances and our related contingency plans with respect to each.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of Cornerstone Financial Services, Inc. ("Cornerstone") on January 1, 2020, the Peoples Bankshares, Inc. ("Peoples") acquisition on January 1, 2019, the First Century Bankshares, Inc. ("FCB") acquisition in April 2017 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.
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

As of February 20, 2020 our executive officers and directors beneficially own 15.73% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2019 and 2018.

Distributions on the capital securities issued by the trusts are payable quarterly, at the variable interest rates specified in those certain securities.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock.  In 2019, our total interest payments on these junior subordinated debentures approximated $961,000.  Based on current rates, our quarterly interest payment obligation on our junior subordinated debentures is approximately $210,000.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community’s headquarters and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2019, Summit Community operated 32 banking offices.

	Number of Offices
Office Location	Owned	Leased	Total
Summit Community Bank
Moorefield, West Virginia	1	—	1
Mathias, West Virginia	1	—	1
Franklin, West Virginia	1	—	1
Petersburg, West Virginia	1	—	1
Charleston, West Virginia	2	—	2
Rainelle, West Virginia	1	—	1
Rupert, West Virginia	1	—	1
Winchester, Virginia	1	1	2
Leesburg, Virginia	1	—	1
Harrisonburg, Virginia	2	—	2
Warrenton, Virginia	—	1	1
Martinsburg, West Virginia	1	—	1
Monterey, Virginia	1	—	1
Hot Springs, Virginia	1	—	1
Churchville, Virginia	—	1	1
Bluefield, West Virginia	2	—	2
Princeton, West Virginia	2	—	2
Oceana, West Virginia	1	—	1
Pineville, West Virginia	1	—	1
Bluefield, Virginia	1	—	1
Wytheville, Virginia	1	—	1
Max Meadows, Virginia	1	—	1
Hinton, West Virginia	1	—	1
Beckley, West Virginia	1	—	1
Christiansburg, Virginia	—	1	1
Mullens, West Virginia	1	—	1
MacArthur, West Virginia	1	—	1

We believe that the premises occupied by us and our subsidiary generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 76.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 85.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Capital Market under the symbol “SMMF.”

As of February 28, 2020, there were approximately 1,187 shareholders of record of Summit’s common stock.

Purchases of Summit Equity Securities:  We sponsor a qualified Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors. The Employee Stock Ownership Trust makes regular purchases of our common stock as excess funds within the plan are available.

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the SNL Small Cap U.S. Bank Index for the five year period ending December 31, 2019.

The cumulative total shareholder return assumes a $100 investment on December 31, 2014 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Summit Financial Group, Inc.	100.00	102.62	243.00	236.79	177.67	254.86
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Small Cap U.S. Bank	100.00	109.52	155.27	162.85	145.94	176.97

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for each of the five (5) years ended December 31, 2019.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2019	2018	2017	2016	2015
Summary of Operations
Interest income	$107,071	$95,409	$84,527	$64,091	$58,883
Interest expense	29,987	25,612	18,380	15,084	12,867
Net interest income	77,084	69,797	66,147	49,007	46,016
Provision for loan losses	1,550	2,250	1,250	500	1,250
Net interest income after provision for loan losses	75,534	67,547	64,897	48,507	44,766
Noninterest income	19,203	17,422	14,427	11,600	11,861
Noninterest expense	55,154	49,873	57,745	34,802	33,632
Income before income taxes	39,583	35,096	21,579	25,305	22,995
Income tax expense	7,717	7,024	9,664	8,008	6,893
Net income applicable to common shares	$31,866	$28,072	$11,915	$17,297	$16,102

Balance Sheet Data (at year end)
Assets	$2,403,492	$2,200,586	$2,134,240	$1,758,647	$1,492,429
Debt securities available for sale	276,355	293,147	328,586	266,405	280,715
Loans, net	1,900,425	1,682,005	1,593,744	1,307,862	1,079,331
Deposits	1,913,237	1,634,826	1,600,601	1,295,519	1,066,709
Short-term borrowings	199,345	309,084	250,499	224,461	171,394
Long-term borrowings	717	735	45,751	46,670	75,581
Shareholders' equity	247,764	219,830	201,505	155,360	143,744
Credit Quality
Net loan charge-offs	$1,523	$1,768	$359	$298	$945
Nonperforming assets	30,803	36,462	36,861	39,090	41,340
Allowance for loan losses	13,074	13,047	12,565	11,674	11,472
Per Share Data
Earnings per share
Basic earnings	$2.55	$2.27	$1.00	$1.62	$1.56
Diluted earnings	2.53	2.26	1.00	1.61	1.50
Book value per common share (at year end)	19.97	17.85	16.30	14.47	13.48
Tangible book value per common share (at year end)	18.11	15.75	14.08	13.20	12.78
Cash dividends	$0.59	$0.53	$0.44	$0.40	$0.32
Performance Ratios
Return on average equity	13.43%	13.43%	6.40%	11.53%	11.62%
Return on average tangible equity	15.65%	16.09%	8.01%	12.38%	12.39%
Return on average assets	1.40%	1.32%	0.59%	1.08%	1.10%
Equity to assets	10.3%	10.0%	9.4%	8.8%	9.6%
Tangible common equity to tangible assets	9.4%	8.9%	8.3%	8.1%	9.2%
Dividend payout ratio	23.1%	23.3%	44.0%	24.7%	21.1%

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

DESCRIPTION OF BUSINESS

We are a $2.40 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our our community bank, Summit Community Bank, Inc., which has a total of 36 banking offices located in West Virginia and Virginia.  We have a trust and wealth management division offering trust services and other non-bank financial products principally within our community bank's market area. Summit Financial Group, Inc. employs 383 full time equivalent employees.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2019

•	Our earnings per diluted share increased from $2.26 in 2018 to $2.53 in 2019.

•	Our return on average equity remained unchanged at 13.43% and return on average tangible equity decreased from 16.09% to 15.65%.

•	2019 net income was $31.87 million ($2.53 per diluted share) compared to $28.07 million ($2.26 per diluted share) in 2018.

•	Net interest margin increased 9 basis points in 2019, principally due to a 20 basis point increase in yield on interest earning assets compared to a 16 basis point increase in our funding costs.

•	Net revenues increased $9.1 million, or 10.4 percent during 2019 primarily as result of increased interest income related to loan growth and the Peoples Bankshares, Inc. ("PBI") acquisition.

•	We achieved loan growth, excluding mortgage warehouse lines of credit, of 7.9 percent, or $131.4 million during 2019.

•	Nonperforming assets declined to their lowest level since 2008, representing 1.28 percent of total assets at year end 2019 compared to 1.66 percent at the prior year end.

•	During 2019, provisions for loan losses decreased by $700,000, which reflects improved overall credit quality of our loan portfolio.

•	Cash dividends paid on our common stock in 2019 totaled $0.59 per share compared to $0.53 paid per share in 2018.

•
On September 17, 2019, we entered into a Definitive Merger Agreement with West Union, West Virginia-based Cornerstone Financial Services, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank. The transaction closed on January 1, 2020. At consummation, Cornerstone had total assets of $195.0 million, loans of $39.8 million and deposits of $173.0 million.

•
On November 22, 2019, we entered into a definitive agreement under which Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc., will acquire three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. The transaction is expected to close early second quarter, 2020. Summit will assume certain deposits and loans whose balances at September 30, 2019, were approximately $181 million and $46 million, respectively.

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2020, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and reductions in overall levels of problem assets.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income increased 13.5% during 2019 to $31.9 million, compared to $28.1 million in 2018, which was 135.6% more than 2017's $11.9 million. Net income was $2.53, $2.26 and $1.00 per diluted share for 2019, 2018 and 2017, respectively, representing a 11.9% increase in 2019 and 126.0% increase in 2018. Return on average equity was 13.43% in both 2019 and 2018 compared to 6.40% in 2017. Return on average assets for the year ended December 31, 2019 was 1.40% compared to 1.32% in 2018 and 0.59% in 2017.

2019 net income was positively impacted by higher net interest income of $7.3 million (or $0.58 per diluted share), $1.3 million (or $0.10 per diluted share) higher realized securities gains and the $1.9 million pre-tax (or $0.15 per diluted share) gain recognized on the sale of our former insurance subsidiary, Summit Insurance Services, LLC. Lower insurance commission revenue of $2.4 million (or $0.19 per diluted share) and higher writedowns of OREO properties of $1.3 million (or $0.10 per diluted share) partially offset these positive impacts.

2018 net income was positively impacted by higher net interest income of $3.7 million (or $0.29 per diluted share), $790,000 growth in trust and wealth management fees ($0.06 per diluted share), $522,000 increased deposit account-related fees ($0.08 per diluted share) and $2.6 million ($0.25 per diluted share) in lower income tax expense as result of the Tax Cuts and Jobs Act's (“TCJA”) lower income tax rates. Excluding 2017's litigation charge, higher total noninterest expense of $2.0 million ($0.16 per diluted share) partially offset these positive impacts.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2015 through 2019 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $78.0 million, $71.1 million and $68.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing an increase of 9.7% in 2019 and 3.7% in 2018.  During 2019, 2018 and 2017, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2019, our earnings on interest earning assets increased $11.3 million due to both higher volumes and higher yields, while the cost of interest bearing liabilities increased $4.4 million due to higher cost of funds.

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

Total average earning assets increased 7.3% to $2.13 billion for 2019 from $1.99 billion in 2018.  Total average interest bearing liabilities increased 5.6% to $1.78 billion at December 31, 2019, compared to $1.69 billion at December 31, 2018.

Our net interest margin was 3.66% for 2019 compared to 3.57% and 3.67% for 2018 and 2017, respectively.  Our net interest margin increased 9 basis points during 2019 as the yields on interest earning assets increased 20 basis points while the cost of funds increased 16 basis points. Our net interest margin decreased 10 basis points during 2018 as the cost of funds increased 37 basis points while yields on interest earning assets increased 21 basis points. The 2018 increase in yields on interest earning assets was negatively impacted by lower taxable equivalent adjustments to interest earned on tax-exempt securities and loans as a result of enactment of the TCJA in late 2017, which lowered our statutory corporate Federal income tax rate effective January 1, 2018, from 35% to 21%.

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

Table I - Average Balance Sheet and Net Interest Income Analysis
Interest Earnings & Expenses and Average Yields/Rates

Dollars in thousands	2019	2018	2017	2016	2015
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$1,782,477	$1,626,725	$1,480,601	$1,177,445	$1,049,172
Tax-exempt (2)	15,315	15,776	14,899	14,628	13,706
Securities
Taxable	205,340	170,912	200,596	202,795	209,316
Tax-exempt (2)	90,823	136,913	129,342	79,571	77,280
Interest bearing deposits with other banks	39,408	38,148	43,400	19,211	8,878
	2,133,363	1,988,474	1,868,838	1,493,650	1,358,352
Noninterest earning assets
Cash and due from banks	12,939	9,517	8,492	3,968	3,839
Premises and equipment	41,778	36,025	31,750	21,858	20,707
Other assets	107,456	107,856	109,456	90,957	94,996
Allowance for loan losses	(13,225)	(12,830)	(12,196)	(10,836)	(11,307)
Total assets	$2,282,311	$2,129,042	$2,006,340	$1,599,597	$1,466,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$586,938	$471,725	$358,225	$220,708	$208,160
Savings deposits	317,569	320,184	363,949	306,312	255,186
Time deposits	660,910	621,659	609,156	491,652	481,732
Short-term borrowings	194,450	228,142	205,743	190,876	151,102
Long-term borrowings and subordinated debentures	20,315	44,132	65,629	92,343	99,805
	1,780,182	1,685,842	1,602,702	1,301,891	1,195,985
Noninterest bearing liabilities
Demand deposits	244,559	218,541	200,707	128,894	116,995
Other liabilities	20,341	15,574	16,669	18,795	15,024
Total liabilities	2,045,082	1,919,957	1,820,078	1,449,580	1,328,004

Shareholders' equity - preferred	—	—	—	—	1,786
Shareholders' equity - common	237,229	209,085	186,262	150,017	136,797
Total shareholders' equity	237,229	209,085	186,262	150,017	138,583

Total liabilities and shareholders' equity	$2,282,311	$2,129,042	$2,006,340	$1,599,597	$1,466,587

Net Interest Earnings

Net Interest Margin

(1)
For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $960,000, $839,000 and $998,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for 2019 and 2018 , 35% for 2017 and 34% for all other years presented. The taxable equivalent adjustment results in an increase in interest income of $922,000, $1,280,000, $2,413,000, $1,589,000 and $1,542,000 for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

		Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2019	2018	2017	2016	2015	2019	2018	2017	2016	2015
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$96,499	$84,716	$74,365	$56,439	$51,554	5.41%	5.21%	5.02%	4.79%	4.91%
Tax-exempt (2)	780	718	835	820	779	5.09%	4.55%	5.60%	5.61%	5.68%
Securities
Taxable	6,511	5,341	5,071	4,395	4,328	3.17%	3.13%	2.53%	2.17%	2.07%
Tax-exempt (2)	3,608	5,375	6,060	3,853	3,756	3.97%	3.93%	4.69%	4.84%	4.86%
Interest bearing deposits with other banks	595	539	609	173	8	1.51%	1.41%	1.40%	0.90%	0.09%
Total assets	107,993	96,689	86,940	65,680	60,425	5.06%	4.86%	4.65%	4.40%	4.45%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$6,394	$4,205	$1,169	$376	$251	1.09%	0.89%	0.33%	0.17%	0.12%
Savings deposits	3,969	3,233	2,563	2,296	1,781	1.25%	1.01%	0.70%	0.75%	0.70%
Time deposits	13,334	10,237	7,478	6,292	6,304	2.02%	1.65%	1.23%	1.28%	1.31%
Short-term borrowings	5,303	5,993	4,473	2,288	525	2.73%	2.63%	2.17%	1.20%	0.35%
Long-term borrowings subordinated debentures	987	1,944	2,697	3,832	4,007	4.86%	4.40%	4.11%	4.15%	4.01%
Total interest bearing liabilities	29,987	25,612	18,380	15,084	12,868	1.68%	1.52%	1.15%	1.16%	1.08%

Net Interest Earnings	$78,006	$71,077	$68,560	$50,596	$47,557

Net Interest Margin						3.66%	3.57%	3.67%	3.39%	3.50%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2019 Versus 2018			2018 Versus 2017
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$8,338	$3,445	$11,783	$7,536	$2,815	$10,351
Tax-exempt	(21)	83	62	47	(164)	(117)
Securities
Taxable	1,091	79	1,170	(818)	1,088	270
Tax-exempt	(1,830)	63	(1,767)	340	(1,025)	(685)
Interest bearing deposits with other banks	18	38	56	(74)	4	(70)
Total interest earned on interest earning assets	7,596	3,708	11,304	7,031	2,718	9,749
Interest paid on
Interest bearing demand deposits	1,146	1,043	2,189	469	2,567	3,036
Savings deposits	(26)	762	736	(337)	1,007	670
Time deposits	678	2,419	3,097	156	2,603	2,759
Short-term borrowings	(912)	222	(690)	522	998	1,520
Long-term borrowings and subordinated debentures	(1,140)	183	(957)	(935)	182	(753)
Total interest paid on interest bearing liabilities	(254)	4,629	4,375	(125)	7,357	7,232
Net interest income	$7,850	$(921)	$6,929	$7,156	$(4,639)	$2,517

Noninterest Income

Noninterest income totaled 0.84%, 0.82% and 0.72%, of average assets in 2019, 2018 and 2017, respectively.   Noninterest income totaled $19.2 million in 2019 compared to $17.4 million in 2018 and $14.4 million in 2017. The 2019 increase is primarily due to gains realized on securities and the sale of Summit Insurance Services while the 2018 increase is principally due to higher trust and wealth management fees and service fees related to deposit accounts as a result of the FCB acquisition in Q2 2017. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2019	2018	2017
Insurance commissions	$1,911	$4,320	$4,005
Trust and wealth management fees	2,564	2,653	1,863
Service charges on deposit accounts	5,094	4,631	4,109
Bank card revenue	3,536	3,152	2,697
Realized securities gains (losses), net	1,938	622	(14)
Gain on sale of Summit Insurance Services, LLC	1,906	—	—
Bank owned life insurance income	1,044	1,022	1,017
Other	1,210	1,022	750
Total	$19,203	$17,422	$14,427

Noninterest Expense

Noninterest expense totaled $55.2 million, $49.9 million and $57.7 million, or 2.4%, 2.3% and 2.9% of average assets for each of the years ended December 31, 2019, 2018 and 2017.  Total noninterest expense increased $5.3 million in 2019 compared to 2018 and decreased $7.9 million in 2018 compared to 2017.  Our most notable changes in noninterest expense during 2019 were increased salaries, commissions and employee benefits, decreased FDIC premiums, higher foreclosed properties expenses and increases in other expenses.  Table IV below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2019	$	%	2018	$	%	2017
Salaries, commissions and employee benefits	$29,066	$1,588	5.8%	$27,478	$2,403	9.6%	$25,075
Net occupancy expense	3,417	53	1.6%	3,364	353	11.7%	3,011
Equipment expense	4,972	561	12.7%	4,411	457	11.6%	3,954
Professional fees	1,678	71	4.4%	1,607	240	17.6%	1,367
Advertising and public relations	698	44	6.7%	654	76	13.1%	578
Amortization of intangibles	1,701	30	1.8%	1,671	261	18.5%	1,410
FDIC premiums	88	(742)	(89.4)%	830	(235)	(22.1)%	1,065
Bank card expense	1,820	345	23.4%	1,475	43	3.0%	1,432
Foreclosed properties expense, net of gains/losses	2,498	1,148	85.0%	1,350	11	0.8%	1,339
Litigation settlement	—	—	n/a	—	(9,900)	n/a	9,900
Merger-related expense	617	473	328.5%	144	(1,445)	(90.9)%	1,589
Other	8,599	1,710	24.8%	6,889	(136)	(1.9)%	7,025
Total	$55,154	$5,281	10.6%	$49,873	$(7,872)	(13.6)%	$57,745

Salaries, commissions and employee benefits: These expenses are 5.8% higher in 2019 compared to 2018 primarily due to general merit increases and the increased average number of annual full-time equivalent employees related to the PBI acquisition in Q1 2019. These expenses are 9.6% higher in 2018 compared to 2017 primarily due to general merit increases and an increase in our average annual full-time equivalent employees, primarily those in conjunction with the FCB acquisition in Q2 2017.

Equipment: The 2019 and 2018 increases in equipment expense are primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past three years and also the PBI and FCB acquisitions.

Amortization of intangibles: Amortization of intangibles increased during 2019 and 2018 as a result of the additional amortization of the core deposit intangibles associated with the PBI and FCB acquisitions.

FDIC premiums: The decrease in FDIC premiums for 2019 is due to the FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold. FDIC premiums decreased 22% during 2018 primarily due to improvement in earnings and performance.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and legal fees related to the Cornerstone, PBI and FCB acquisitions. Additional such costs are expected to approximate $1.0 million in 2020 relative to the Cornerstone and MVB Bank branches acquisitions.

Foreclosed properties expense, net of gains/losses: Foreclosed properties expense, net of gains/losses increased for 2019 primarily as a result of higher writedowns of theses properties to their estimated fair values.

Litigation settlement: During 2017, we recorded a $9.9 million pre-tax charge as full resolution of the ResCap Litigation which had been pending since 2014. See the Legal Contingencies section of Note 17 Commitments and Contingencies in the accompanying notes to consolidated financial statements.

Other: The increase in other expenses for 2019 is largely due to a $1.0 million increase in deferred director compensation plan expenses. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. Also increasing was ATM expense, up $213,000 due to increased usage by customers.

Income Tax Expense

Income tax expense for the years ended December 31, 2019, 2018 and 2017 totaled $7.7 million, $7.0 million and $9.7 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for 2019, 2018 and 2017 were 19.5%, 20.0% and 44.8%, respectively. The 2019 and 2018 decreased effective tax rates are due to the lower corporate income tax rates enacted late 2017 in conjunction with the TCJA, which permanently lowered the federal corporate income tax rate to 21% from the prior maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. generally accepted accounting principles required companies to remeasure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of TCJA’s enactment and record the effects as income tax expense in the reporting period of enactment. We remeasured our deferred tax assets and deferred tax liabilities as of December 22, 2017, at the new federal corporate income tax rate of 21%, and recorded additional income tax expense of $3.5 million to reduce our net deferred tax assets, thus causing a higher effective tax rate for 2017. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2019 to $2.28 billion, an increase of 7.2% above 2018's average of $2.13 billion, and our year end December 31, 2019 assets were $202.9 million more than December 31, 2018.  Average assets increased 6.1% in 2018, from $2.01 billion in 2017.  Significant changes in the components of our balance sheet in 2019 and 2018 are discussed below.

Table V - Summary of Significant Changes in Financial Position 2019 versus 2018

	Balance December 31,	Impact of PBI Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2018			2019
Assets
Cash and cash equivalents	$59,540	$33,329	$(30,981)	$61,888
Debt securities available for sale	293,147	55,113	(71,905)	276,355
Other investments	16,635	72	(3,735)	12,972
Loans, net	1,682,005	41,398	177,022	1,900,425
Property held for sale	21,432	—	(2,156)	19,276
Premises and equipment	37,553	815	5,800	44,168
Goodwill and other intangibles	25,842	3,983	(6,803)	23,022
Cash surrender value of life insurance policies	42,386	—	1,217	43,603
Other assets	22,046	939	(1,202)	21,783
Total assets	$2,200,586	$135,649	$67,257	$2,403,492

Liabilities
Deposits	$1,634,826	$112,379	$166,032	$1,913,237
Short-term borrowings	309,084	—	(109,739)	199,345
Long-term borrowings	735	—	(18)	717
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	16,522	1,533	4,785	22,840

Shareholders' Equity	219,830	21,737	6,197	247,764

Total liabilities and shareholders' equity	$2,200,586	$135,649	$67,257	$2,403,492

Table VI - Summary of Significant Changes in Financial Position 2018 versus 2017

	Balance December 31,	Other Changes	Balance December 31,
Dollars in thousands	2017		2018
Assets
Cash and cash equivalents	$52,631	$6,909	$59,540
Debt securities available for sale	328,586	(35,439)	293,147
Other investments	15,071	1,564	16,635
Loans, net	1,593,744	88,261	1,682,005
Property held for sale	21,470	(38)	21,432
Premises and equipment	34,209	3,344	37,553
Goodwill and other intangibles	27,513	(1,671)	25,842
Cash surrender value of life insurance policies	41,358	1,028	42,386
Other assets	19,658	2,388	22,046
Total assets	$2,134,240	$66,346	$2,200,586

Liabilities
Deposits	$1,600,601	$34,225	$1,634,826
Short-term borrowings	250,499	58,585	309,084
Long-term borrowings	45,751	(45,016)	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	16,295	227	16,522

Shareholders' Equity	201,505	18,325	219,830

Total liabilities and shareholders' equity	$2,134,240	$66,346	$2,200,586
Cash and Cash Equivalents

The 2019 net reduction of $31.0 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $12.7 million paid in conjunction with the PBI acquisition.

Loan Portfolio

Table VII depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table VII - Loans by Type
	2019		2018		2017		2016		2015
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$207,392	10.8%	$194,527	11.5%	$190,270	11.8%	$119,256	8.9%	$97,324	8.6%
Commercial real estate	907,887	47.4%	833,392	49.1%	737,961	45.8%	586,014	49.6%	541,388	46.0%
Construction and development	122,455	6.4%	94,155	5.5%	101,022	6.3%	89,069	6.9%	75,648	9.4%
Residential mortgage	502,764	26.2%	491,441	28.9%	500,720	31.1%	406,293	31.7%	346,380	33.0%
Mortgage warehouse lines	126,235	6.6%	39,140	2.3%	30,757	1.9%	85,963	—%	—	—%
Consumer	36,651	1.9%	32,569	1.9%	36,302	2.3%	25,524	1.8%	19,297	1.9%
Other	14,121	0.7%	12,903	0.8%	13,245	0.8%	9,499	1.1%	11,683	1.1%
Total loans	$1,917,505	100.0%	$1,698,127	100.0%	$1,610,277	100.0%	$1,321,618	100.0%	$1,091,720	100.0%

Total net loans averaged $1.8 billion in 2019, which represented 79% of total average assets compared to $1.6 billion in 2018, or 77% of total average assets. A continued improving economic environment in our market area contributed to 7.7% organic loan growth, excluding mortgage warehouse lines, which increased $89.9 million in 2019, primarily in the commercial real estate and construction and development portfolios, following 2018's growth of 5.1% and 2017's growth of 9.6%.   Mortgage

warehouse lines of credit grew $87.1 million in 2019 as we expanded our existing line participations and established several new participations in light of strong mortgage refinance and home purchase activity nationally. Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2019.

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

Securities

Securities comprised approximately 11.5% of total assets at December 31, 2019 compared to 13.3% at December 31, 2018.  Average securities approximated $296.2 million for 2019 or 3.8% less than 2018's average of $307.8 million. The 2019 net decrease of $71.9 million in securities available for sale is principally a result of sales of the acquired PBI securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to pay down short-term FHLB advances and fund loan growth. In 2017, we obtained $100.7 million of available for sale securities in the FCB acquisition; the portfolio was restructured by selling $94 million of those securities and only $54 million of the proceeds were reinvested. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the security classifications by type.

The following table presents the fair value of our securities portfolio by type at December 31, 2019, 2018 and 2017.

Table VIII - Fair Value of Securities	December 31
Dollars in thousands	2019	2018	2017
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,864	$26,140	$31,613
Residential mortgage-backed securities:
Government-sponsored agencies	70,975	80,309	121,321
Nongovernment-sponsored entities	10,229	614	2,077
State and political subdivisions	49,973	19,243	17,677
Corporate debt securities	18,200	14,512	16,245
Asset-backed securities	33,014	25,175	—
Total taxable debt securities	203,255	165,993	188,933
Tax-exempt debt securities
State and political subdivisions	73,100	127,154	139,653
Total tax-exempt debt securities	73,100	127,154	139,653

Total available for sale securities	$276,355	$293,147	$328,586

All of our securities are classified as available for sale to provide us with flexibility to better manage our balance sheet structure and react to asset/liability management issues as they arise.  Anytime that we carry a security with an unrealized loss that has been determined to be “other-than-temporary”, we must recognize that loss in income in the period of such determination.

At December 31, 2019, we did not own securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity.  The maturity distribution of the securities portfolio at December 31, 2019, together with the weighted average yields for each range of maturity, is summarized in Table VI.  The stated average yields are stated on a tax equivalent basis.

Table IX - Securities Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$2,229	5.9%	$3,060	3.2%	$11,396	2.7%	$4,351	3.2%
Residential mortgage backed securities:
Government sponsored agencies	18,908	3.0%	42,699	3.1%	5,418	2.8%	3,353	2.9%
Nongovernment sponsored entities	2,370	3.2%	6,771	3.1%	1,040	3.0%	72	—%
State and political subdivisions	135	3.4%	2,995	3.8%	26,327	2.9%	88,997	3.4%
Corporate debt securities	—	—	2,500	2.7%	9,517	4.1%	6,251	5.4%
Asset-backed securities	6,050	2.5%	21,035	2.4%	6,741	2.4%	—	—%
Total	$29,692	3.1%	$79,060	3.0%	$60,439	3.0%	$103,024	3.5%

Deposits

Total deposits at December 31, 2019 increased $278.4 million or 17.0% compared to December 31, 2018. Total deposits at December 31, 2018 increased $34.2 million or 2.1% compared to December 31, 2017.  Deposits acquired in conjunction with the purchases of PBI in 2019 and FCB in 2017 totaled $102.9 million and $350.0 million, respectively. We have strengthened our focus on growing core transaction accounts. Excluding acquired deposits, core transaction accounts grew $100.1 million or 13.4% during 2019 while our internet-only high yielding savings product increased $116.2 million and brokered CDs decreased $69.9 million due to maturities and calls.

Table X - Deposits
Dollars in thousands	2019	2018	2017	2016	2015
Noninterest bearing demand	$260,553	$222,120	$217,493	$149,737	$119,010
Interest bearing demand	630,351	523,257	410,606	262,591	215,721
Savings	418,096	284,173	358,168	337,348	266,825
Time deposits	604,237	605,276	614,334	545,843	465,153
Total deposits	$1,913,237	$1,634,826	$1,600,601	$1,295,519	$1,066,709

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2019.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $609.3 million at December 31, 2019.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $149.3 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2019, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less decreased $109.7 million from $309.1 million at December 31, 2018 to $199.3 million at December 31, 2019.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $717,000 and $735,000 at December 31, 2019 and 2018 consisted of a long-term FHLB advance. Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Shareholders' equity

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

Table XI presents a summary of nonperforming assets at December 31, as follows:

Table XI - Nonperforming Assets
Dollars in thousands	2019	2018	2017	2016	2015
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	237	—	—
Residential construction & development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	42	36	37	—	9
Other	—	—	—	—	—
Total accruing loans 90+ days past due	42	36	274	—	9
Nonaccrual loans
Commercial	764	935	696	298	853
Commercial real estate	5,800	3,238	2,927	4,845	5,955
Commercial construction & development	—	—	—	—	—
Residential construction & development	326	3,198	3,569	4,465	5,623
Residential real estate	4,404	7,506	7,656	4,815	3,245
Consumer	74	112	201	151	83
Other	100	—	—	—	—
Total nonaccrual loans	11,468	14,989	15,049	14,574	15,759
Foreclosed properties
Commercial	—	—	—	—	—
Commercial real estate	1,930	1,762	1,789	1,749	1,300
Commercial construction & development	4,601	6,479	7,392	8,610	8,717
Residential construction & development	11,169	11,543	11,182	13,265	14,069
Residential real estate	1,576	1,648	1,107	880	1,481
Total foreclosed properties	19,276	21,432	21,470	24,504	25,567
Repossessed assets	17	5	68	12	5
Total nonperforming assets	$30,803	$36,462	$36,861	$39,090	$41,340
Total nonperforming loans as a percentage of total loans	0.60%	0.89%	0.95%	1.10%	1.45%
Total nonperforming assets as a percentage of total assets	1.28%	1.66%	1.73%	2.22%	2.77%
Allowance for loan losses as a percentage of nonperforming loans	113.58%	86.84%	82.00%	80.10%	72.75%
Allowance for loan losses as a percentage of period end loans	0.68%	0.77%	0.78%	0.88%	1.05%

Refer to Note 7 for information regarding our past due loans, impaired loans, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for loan and lease loss for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2019, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

We maintain the allowance for loan losses at a level considered adequate to provide for estimated credit losses inherent in the loan portfolio.  The allowance is comprised of three distinct reserve components:  (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated and (3) qualitative reserves related to loans collectively evaluated.  A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is provided in Note 8 of the accompanying financial statements.

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

At December 31, 2019 and 2018, our allowance for loan losses totaled $13.1 million, or 0.68% of total loans and $13.0 million, or 0.77% of total loans, respectively. The allowance for loan losses is considered adequate to cover our estimate of probable credit losses inherent in our loan portfolio.

Table XII presents an allocation of the allowance for loan losses by loan type at each respective year end date, as follows:

Table XII - Allocation of the Allowance for Loan Losses
	2019		2018		2017		2016		2015
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$1,146	10.8%	$1,705	11.5%	$1,303	11.8%	$934	9.0%	$781	8.9%
Commercial real estate	8,639	47.4%	7,956	49.1%	7,374	45.8%	5,547	44.4%	4,566	49.6%
Construction and development	842	6.4%	403	5.5%	794	6.3%	2,287	6.7%	2,867	6.9%
Residential real estate	1,961	26.2%	2,636	28.9%	2,621	31.1%	2,682	30.8%	3,099	31.7%
Mortgage warehouse lines	—	6.6%	—	2.3%	—	1.9%	—	6.5%	—	—%
Consumer	135	1.9%	79	1.9%	210	2.3%	121	1.9%	59	1.8%
Other	351	0.7%	268	0.8%	263	0.8%	103	0.7%	100	1.1%
Total	$13,074	100.0%	$13,047	100.0%	$12,565	100.0%	$11,674	100.0%	$11,472	100.0%

A reconciliation of the activity in the allowance for loan losses follows:

Table XIII - Allowance for Loan Losses
Dollars in thousands	2019	2018	2017	2016	2015
Balance, beginning of year	$13,047	$12,565	$11,674	$11,472	$11,167
Losses
Commercial	281	248	23	489	77
Commercial real estate	172	657	70	303	737
Construction and development	2	259	36	136	457
Residential real estate	1,003	913	519	344	701
Mortgage warehouse lines	—	—	—	—	—
Consumer	285	244	389	98	69
Other	360	282	251	185	110
Total	2,103	2,603	1,288	1,555	2,151
Recoveries
Commercial	17	16	124	73	10
Commercial real estate	22	23	180	48	303
Construction and development	108	270	278	840	456
Residential real estate	144	263	164	145	206
Mortgage warehouse lines	—	—	—	—	—
Consumer	168	141	82	76	105
Other	121	122	101	75	126
Total	580	835	929	1,257	1,206
Net losses	1,523	1,768	359	298	945
Provision for loan losses	1,550	2,250	1,250	500	1,250
Balance, end of year	$13,074	$13,047	$12,565	$11,674	$11,472

Net losses as a % of average loans	0.08%	0.11%	0.02%	0.02%	0.09%

At December 31, 2019 and 2018, we had approximately $19.3 million and $21.4 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at the lower of investment in the real estate or fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss. Refer to Note 9 of the accompanying consolidated financial statements for additional information regarding our property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $965.7 million or 40.2% of total consolidated assets at December 31, 2019.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $809.3 million, which is collateralized by $1.16 billion of residential mortgage loans, commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  At December 31, 2019, we had available borrowing capacity of $609.3 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2019 was approximately $149 million, which is secured by a pledge of $283.0 million of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.  During 2019, our loan growth was funded primarily by deposits as our loans increased approximately $218.4 million, while total deposits increased $278.4 million. The additional excess deposit growth was used to pay down short-term FHLB borrowings.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $966 million in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•
Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $466 million aside from its FHLB line, which would result in a funding source of approximately $316 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $966 million in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity. Refer to page 12 of Item 1A. Risk Factors for further discussion of our liquidity risk.

Growth and Expansion:  During 2019, we spent approximately $9.2 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $3.0 - $3.5 million in 2020, primarily for new branch sites and construction and equipment and technological upgrades.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 10.3% at December 31, 2019 compared to 10.0% at December 31, 2018. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $82.7 million, $54.6 million and $128.9 million, respectively.  We intend to maintain Summit Community Bank's capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2019, we retained $24.5 million of earnings and the net change in accumulated other comprehensive income was $3.6 million, principally resulting from $4.0 million unrealized net gains on securities available for sale.

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

Dividends:  Cash dividends per share totaled $0.59 and $0.53 during 2019 and 2018, respectively, representing dividend payout ratios of 23.1% and 23.3%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2020. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2020, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $41.6 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2019.

Table XIV - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2020	$19	$124
2021	19	103
2022	21	105
2023	22	84
2024	23	59
Thereafter	20,202	62
Total	$20,306	$537

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2019 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XV - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$69,200
Construction loans	119,456
Other loans	225,637
Standby letters of credit	12,078
Total	$426,371

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

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2019
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$25,868	$26,882	$27,249	$27,072
Net interest income	18,573	19,263	19,420	19,828
Net income	7,092	8,564	8,061	8,149
Basic earnings per share	$0.56	$0.68	$0.65	$0.66
Diluted earnings per share	$0.56	$0.68	$0.65	$0.65

	2018
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$22,897	$23,399	$23,800	$25,313
Net interest income	17,257	17,275	17,213	18,052
Net income	7,443	6,280	6,899	7,450
Basic earnings per share	$0.60	$0.51	$0.56	$0.60
Diluted earnings per share	$0.60	$0.51	$0.55	$0.60

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at December 31, 2019 is moderately liability sensitive over a two year horizon, but asset sensitive over the long term. The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive. That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2019.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	1.93%	3.97%
Up 100 basis points (1)	-1.18%	0.53%
Up 200 basis points (1)	-2.04%	-0.86%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2019.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

/s/ H. Charles Maddy, III	/s/ Robert S. Tissue	/s/ Julie R. Markwood
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Moorefield, West Virginia
March 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Summit Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated March 6, 2020 expressed an unqualified opinion.

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
March 6, 2020

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Winchester, Virginia
March 6, 2020

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2019	2018
ASSETS
Cash and due from banks	$28,137	$23,061
Interest bearing deposits with other banks	33,751	36,479
Cash and cash equivalents	61,888	59,540
Debt securities available for sale	276,355	293,147
Other investments	12,972	16,635
Loans held for sale	1,319	400
Loans net of unearned income	1,913,499	1,695,052
Less: allowance for loan losses	(13,074)	(13,047)
Loans, net	1,900,425	1,682,005
Property held for sale	19,276	21,432
Premises and equipment, net	44,168	37,553
Accrued interest receivable	8,439	8,708
Goodwill and other intangible assets	23,022	25,842
Cash surrender value of life insurance policies	43,603	42,386
Other assets	12,025	12,938
Total assets	$2,403,492	$2,200,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$260,553	$222,120
Interest bearing	1,652,684	1,412,706
Total deposits	1,913,237	1,634,826
Short-term borrowings	199,345	309,084
Long-term borrowings	717	735
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	22,840	16,522
Total liabilities	2,155,728	1,980,756
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2019 - 12,474,641 shares, 2018 - 12,399,887 shares; outstanding: 2019 - 12,408,542 shares, 2018 - 12,312,933 shares	80,084	80,431
Unallocated common stock held by Employee Stock Ownership Plan - 2019 - 66,099 shares, 2018 - 86,954 shares	(714)	(939)
Retained earnings	165,859	141,354
Accumulated other comprehensive income (loss)	2,535	(1,016)
Total shareholders' equity	247,764	219,830
Total liabilities and shareholders' equity	$2,403,492	$2,200,586

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2019	2018	2017
Interest income
Interest and fees on loans
Taxable	$96,500	$84,716	$74,365
Tax-exempt	615	567	543
Interest and dividends on securities
Taxable	6,511	5,341	5,071
Tax-exempt	2,850	4,246	3,939
Interest on interest bearing deposits with other banks	595	539	609
Total interest income	107,071	95,409	84,527
Interest expense
Interest on deposits	23,697	17,675	11,210
Interest on short-term borrowings	5,303	5,993	4,473
Interest on long-term borrowings and subordinated debentures	987	1,944	2,697
Total interest expense	29,987	25,612	18,380
Net interest income	77,084	69,797	66,147
Provision for loan losses	1,550	2,250	1,250
Net interest income after provision for loan losses	75,534	67,547	64,897
Noninterest income
Insurance commissions	1,911	4,320	4,005
Trust and wealth management fees	2,564	2,653	1,863
Service charges on deposit accounts	5,094	4,631	4,109
Bank card revenue	3,536	3,152	2,697
Realized securities gains (losses), net	1,938	622	(14)
Gain on sale of Summit Insurance Services, LLC	1,906	—	—
Bank owned life insurance income	1,044	1,022	1,017
Other	1,210	1,022	750
Total noninterest income	19,203	17,422	14,427
Noninterest expenses
Salaries, commissions and employee benefits	29,066	27,478	25,075
Net occupancy expense	3,417	3,364	3,011
Equipment expense	4,972	4,411	3,954
Professional fees	1,678	1,607	1,367
Advertising and public relations	698	654	578
Amortization of intangibles	1,701	1,671	1,410
FDIC premiums	88	830	1,065
Bank card expense	1,820	1,475	1,432
Foreclosed properties expense, net of gains/losses	2,498	1,350	1,339
Litigation settlement	—	—	9,900
Merger-related expenses	617	144	1,589
Other	8,599	6,889	7,025
Total noninterest expenses	55,154	49,873	57,745
Income before income tax expense	39,583	35,096	21,579
Income tax expense	7,717	7,024	9,664
Net income	$31,866	$28,072	$11,915

Basic earnings per common share	$2.55	$2.27	$1.00

Diluted earnings per common share	$2.53	$2.26	$1.00

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
Net income	$31,866	$28,072	$11,915
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedges of:
2019 - ($268), net of deferred taxes of ($64); 2018 - $1,645, net of deferred taxes of $395; 2017 - $2,556, net of deferred taxes of $946	(204)	1,250	1,610
Net unrealized gain (loss) on securities available for sale of:
2019 - $5,244, net of deferred taxes of $1,258 and reclassification adjustment for net realized gains included in net income of $1,938, net of tax of $465	3,986
2018 - ($4,920) net of deferred taxes of ($1,181) and reclassification adjustment for net realized gains included in net income of $622, net of tax of $149		(3,739)
2017 - $4,378, net of deferred taxes of $1,620 and reclassification adjustment for net realized losses included in net income of ($14), net of tax of ($5)			2,758
Net unrealized (loss) gain on other post-retirement benefits of:
2019 - ($120), net of deferred taxes of ($29); 2018 - ($341), net of deferred taxes of ($82); 2017- $521, net of deferred taxes of $193	(91)	(259)	328
Net unrealized loss on pension plan of:
2019 - ($184), net of deferred taxes of ($44)	(140)	—	—
Total other comprehensive income (loss)	3,551	(2,748)	4,696
Total comprehensive income	$35,417	$25,324	$16,611

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2019, 2018 and 2017

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity
Balance, December 31, 2016	$46,757	$(1,583)	$113,448	$(3,262)	$155,360
Net income	—	—	11,915	—	11,915
Other comprehensive income				4,696	4,696
Reclassification of tax effects due to change in U.S. corporate tax rate	—	—	(298)	298	—
Exercise of stock options and SARs - 36,925 shares	304	—	—	—	304
Share-based compensation expense	385	—	—	—	385
Unallocated ESOP shares committed to be released - 39,805 shares	515	431	—	—	946
Acquisition of First Century Bankshares, Inc. - 1,537,912 shares, net of issuance costs	32,968	—	—	—	32,968
Common stock issuances from reinvested dividends - 6,950 shares	169	—	—	—	169
Common stock cash dividends declared ($0.44 per share)	—	—	(5,238)	—	(5,238)
Balance, December 31, 2017	81,098	(1,152)	119,827	1,732	201,505
Net income	—	—	28,072	—	28,072
Other comprehensive loss				(2,748)	(2,748)
Exercise of stock options - 6,800 shares	122	—	—	—	122
Share-based compensation expense	391	—	—	—	391
Unallocated ESOP shares committed to be released - 19,780 shares	272	213	—	—	485
Retirement of 82,423 shares of common stock	(1,689)	—	—	—	(1,689)
Common stock issuances from reinvested dividends - 10,214 shares	237	—	—	—	237
Common stock cash dividends declared ($0.53 per share)	—	—	(6,545)	—	(6,545)
Balance, December 31, 2018	80,431	(939)	141,354	(1,016)	219,830
Net income	—	—	31,866	—	31,866
Other comprehensive income				3,551	3,551
Exercise of stock options and SARs - 17,366 shares	7	—	—	—	7
Share-based compensation expense	590	—	—	—	590
Unallocated ESOP shares committed to be released - 20,855 shares	305	225	—	—	530
Retirement of 417,577 shares of common stock	(10,405)	—	—	—	(10,405)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 9,034 shares	238	—	—	—	238
Common stock cash dividends declared ($0.59 per share)	—	—	(7,361)	—	(7,361)
Balance, December 31, 2019	$80,084	$(714)	$165,859	$2,535	$247,764

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,866	$28,072	$11,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,614	2,168	1,887
Provision for loan losses	1,550	2,250	1,250
Share-based compensation expense	590	391	385
Deferred income tax expense (benefit)	103	(349)	4,076
Loans originated for sale	(22,518)	(15,939)	(16,248)
Proceeds from sale of loans	22,004	15,834	16,747
Gains on loans held for sale	(405)	(295)	(323)
Realized securities (gains) losses, net	(1,938)	(622)	14
(Gain) loss on disposal of assets	(236)	74	(133)
Gain on sale of Summit Insurance Services, LLC	(1,906)	—	—
Write-downs of foreclosed properties	2,075	776	885
Amortization of securities premiums, net	2,263	3,412	4,190
Accretion related to acquisitions, net	(998)	(580)	(1,051)
Amortization of intangibles	1,701	1,671	1,410
Earnings on bank owned life insurance	(1,148)	(1,028)	(707)
Decrease (increase) in accrued interest receivable	699	(378)	(1,102)
Decrease (increase) in other assets	133	(320)	668
Increase in other liabilities	4,478	3,384	510
Net cash provided by operating activities	40,927	38,521	24,373
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	1,871	1,145	2,700
Proceeds from sales of securities available for sale	142,423	107,559	152,882
Principal payments received on securities available for sale	22,870	24,814	31,902
Purchases of securities available for sale	(90,341)	(105,789)	(148,174)
Purchases of other investments	(18,228)	(14,550)	(18,604)
Proceeds from redemptions of other investments	21,412	11,717	15,932
Net loan originations	(181,615)	(92,189)	(61,104)
Purchases of premises and equipment	(9,218)	(5,545)	(6,185)
Proceeds from disposal of premises and equipment	860	42	—
Improvements to property held for sale	(512)	(1,304)	(316)
Proceeds from sale of repossessed assets & property held for sale	5,271	2,365	5,883
Proceeds from sale of Summit Insurance Services, LLC	7,117	—	—
Cash and cash equivalents from acquisition, net of cash consideration paid - 2019 - $12,740; 2017 - $14,989	20,589	—	39,053
Purchases of life insurance contracts	(69)	—	—
Net cash (used in) provided by investing activities	(77,570)	(71,735)	13,969
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	204,757	43,282	48
Net decrease in time deposits	(38,409)	(8,853)	(45,261)
Net (decrease) increase in short-term borrowings	(109,739)	58,585	18,729
Repayment of long-term borrowings	(18)	(45,016)	(918)
Proceeds from issuance of common stock, net of issuance costs	159	237	10
Purchase and retirement of common stock	(10,405)	(1,689)	—
Exercise of stock options	7	122	303
Dividends paid on common stock	(7,361)	(6,545)	(5,238)
Net cash provided by (used in) financing activities	38,991	40,123	(32,327)
Increase in cash and cash equivalents	2,348	6,909	6,015
Cash and cash equivalents:
Beginning	59,540	52,631	46,616
Ending	$61,888	$59,540	$52,631
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$29,855	$25,426	$18,201
Income taxes	$7,850	$7,539	$5,996
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$4,600	$1,822	$430
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$100,377	$—	$350,894
Liabilities assumed	$114,151	$—	$361,045

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  We offer community banking and trust and wealth management services through our community bank subsidiary, Summit Community Bank (“Summit Community”). We provide commercial and retail banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia and the Northern, Shenandoah Valley and Southwestern regions of Virginia.

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

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Summit and its wholly-owned subsidiary.  All significant accounts and transactions among these entities have been eliminated.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, cash flow hedges, other post-retirement benefits and pension plans, which are recognized as separate components of equity.

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

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from us, the transferee obtains the right (free of condition that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity date.
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

Acquisitions	Note 3	Page 54
Fair Value Measurements	Note 4	Page 56
Debt Securities	Note 5	Page 60
Other Investments	Note 6	Page 64
Loans	Note 7	Page 64
Allowance for Loan Losses	Note 8	Page 73
Property Held for Sale	Note 9	Page 76
Premises and Equipment	Note 10	Page 76
Goodwill and Other Intangible Assets	Note 11	Page 76
Securities Sold Under Agreements to Repurchase	Note 13	Page 78
Derivative Financial Instruments	Note 14	Page 79
Income Taxes	Note 15	Page 81
Employee Benefit Plans	Note 16	Page 83
Share-Based Compensation	Note 16	Page 83
Earnings Per Share	Note 19	Page 87
Accumulated Other Comprehensive Income	Note 20	Page 88
Revenue Recognition	Note 21	Page 88

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
We adopted ASU No. 2016-02, Leases (Topic 842) and its related amendments on its required effective date of January 1, 2019 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The impact was insignificant to our consolidated financial position. Total net rent expense included in the accompanying consolidated financial statements was $121,000 in 2019, $305,000 in 2018 and $284,000 in 2017.
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

Pending Adoption

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU, as amended, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU, as amended, is effective for SEC filers which are not Smaller Reporting Companies for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Accordingly, we adopted the guidance on January 1, 2020, whereby we increased the allowances for loan credit losses and unfunded commitments by $8.89 million and recorded a cumulative-effect adjustment to retained earnings of $7.02 million (net of deferred income taxes of $1.87 million).

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact that ASU 2019-12 will have on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2020-01 to have a material impact on our consolidated financial statements.

NOTE 3. ACQUISITIONS

Cornerstone Financial Services, Inc.

On January 1, 2020, Summit Community Bank, Inc., a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Cornerstone Financial Services, Inc. ("Cornerstone") and its subsidiary Cornerstone Bank, Inc., headquartered in West Union, West Virginia, for consideration of 570,000 shares of Summit common stock and $14.25 million cash. With this transaction, Summit expanded its footprint into Doddridge, Harrison, Ritchie and Wood counties of West Virginia. Cornerstone's assets and liabilities approximated $195 million and $176 million, respectively at December 31, 2019 and 2019's total revenues, net of interest expense were $3.3 million and 2019 net income totaled $638,000. The acquisition will be accounted for using the acquisition method of accounting and is deemed immaterial to our financial statements.

The former Cornerstone offices will continue to operate under that name until close of business on Friday, March 20, 2020, and will commence operating under the name Summit Community Bank on Monday, March 23, 2020.

Peoples Bankshares, Inc.

On January 1, 2019, Summit Community Bank, Inc. acquired 100% of the ownership of Peoples Bankshares, Inc. ("PBI") and its subsidiary First Peoples Bank, Inc., headquartered in Mullens, West Virginia, for consideration of 465,931 shares of Summit common stock and $12.7 million cash. With this transaction, Summit expanded its footprint into Wyoming and Raleigh counties of West Virginia. PBI's assets and liabilities approximated $133 million and $113 million, respectively, at December 31, 2018 and 2018's total revenues, net of interest expense were $3.6 million and 2018 net income totaled $21,000. The acquisition was deemed immaterial to our financial statements.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of PBI were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $2.10 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 15 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2019 in connection with the acquisition of PBI, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by PBI	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,740
Stock consideration			8,997
Total consideration			21,737

Identifiable assets acquired:
Cash and cash equivalents	$33,422	$(93)	$33,329
Securities available for sale, at fair value	55,206	(93)	55,113
Loans
Purchased performing	42,376	(977)	41,399
Purchased credit impaired	—	—	—
Allowance for loan losses	(410)	410	—
Premises and equipment	1,382	(567)	815
Property held for sale	—	—	—
Core deposit intangibles	—	2,129	2,129
Other assets	1,110	(100)	1,010
Total identifiable assets acquired	$133,086	$709	$133,795

Identifiable liabilities assumed:
Deposits	112,064	315	112,379
Other liabilities	1,422	353	1,775
Total identifiable liabilities assumed	$113,486	$668	$114,154

Net identifiable assets acquired	$19,600	$41	$19,641

Goodwill resulting from acquisition			$2,096

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

The following presents the financial effects of adjustments recognized in the statements of income for the years ended December 31, 2019, 2018 and 2017 related to all business combinations.

	Income increase (decrease)
Dollars in thousands	2019	2018	2017
Interest and fees on loans	$694	$386	$825
Interest expense on deposits	316	205	237
Amortization of intangibles	(1,634)	(1,471)	(1,210)
Income before income tax expense	$(624)	$(880)	$(148)

Pending MVB Bank Branches Acquisition

On November 22, 2019, Summit announced the signing of a definitive agreement under which Summit Community Bank, Inc. will acquire three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. The transaction is expected to close early second quarter 2020. Summit will assume certain deposits and loans whose balances at December 31, 2019, were approximately $190 million and $40 million, respectively.

NOTE 4.  FAIR VALUE MEASUREMENTS

In accordance with ASU 2016-01 - Recognition and measurement of Financial Assets and Financial Liabilities, fair value is based upon the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is utilized to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs used to measure fair value are as follows:

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

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to their short term nature.

Debt Securities Available for Sale:  Debt Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Certain trust preferred securities classified as corporate debt securities are Level 3 due to limited market trades of these classes of securities.

Other Investments: The carrying value of other investments, consisting principally of Federal Home Loan Bank stock, is a reasonable estimate of fair value of this stock. This stock is non-transferable and can only be redeemed at its par value by FHLB.

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

Loans:  We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the discounted cash flows or collateral value exceeds the recorded investments in such loans. These loans are carried at recorded loan investment and therefore are not included in the following tables of loans measured at fair value. Impaired loans internally graded as substandard or doubtful are evaluated using the fair value of collateral method.  All other impaired loans are measured for impairment using the discounted cash flows method. Impaired loans where an allowance is established based on the fair value of collateral are included in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When a current appraised value is not available and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$20,864	$—	$20,864	$—
Mortgage backed securities:
Government sponsored agencies	70,975	—	70,975	—
Nongovernment sponsored entities	10,229	—	10,229	—
State and political subdivisions	49,973	—	49,973	—
Corporate debt securities	18,200	—	18,200	—
Asset-backed securities	33,014	—	33,014	—
Tax-exempt state and political subdivisions	73,100	—	73,100	—
Total available for sale securities	$276,355	$—	$276,355	$—

Derivative financial liabilities
Interest rate swaps	$988	$—	$988	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities
U.S. Government sponsored agencies	$26,140	$—	$26,140	$—
Mortgage backed securities:
Government sponsored agencies	80,309	—	80,309	—
Nongovernment sponsored entities	614	—	614	—
State and political subdivisions	19,243	—	19,243	—
Corporate debt securities	14,512	—	14,512	—
Asset-backed securities	25,175	—	25,175	—
Tax-exempt state and political subdivisions	127,154	—	127,154	—
Total available for sale securities	$293,147	$—	$293,147	$—

Derivative financial assets
Interest rate swaps	$555	$—	$555	$—

Derivative financial liabilities
Interest rate swaps	$411	$—	$411	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,319	$—	$1,319	$—

Collateral-dependent impaired loans
Commercial	$4,831	$—	$4,831	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	425	—	425	—
Residential real estate	692	—	566	126
Total collateral-dependent impaired loans	$7,811	$—	$7,685	$126

Property held for sale
Commercial real estate	$1,304	$—	$1,304	$—
Construction and development	12,182	—	12,182	—
Residential real estate	705	—	705	—
Total property held for sale	$14,191	$—	$14,191	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2018	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$400	$—	$400	$—

Collateral-dependent impaired loans
Commercial	$2,660	—	$2,611	$49
Commercial real estate	420	—	420	—
Construction and development	759	—	759	—
Residential real estate	763	—	763	—
Total collateral-dependent impaired loans	$4,602	$—	$4,553	$49

Property held for sale
Commercial real estate	$1,677	$—	$1,677	$—
Construction and development	16,363	—	16,363	—
Residential real estate	403	—	403	—
Total property held for sale	$18,443	$—	$18,443	$—

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2019 and December 31, 2018.

	At December 31,
	2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,888	$61,888	$—	$61,888	$—
Securities available for sale	276,355	276,355	—	276,355	—
Other investments	12,972	12,972	—	12,972	—
Loans held for sale, net	1,319	1,319	—	1,319	—
Loans, net	1,900,425	1,901,020	—	7,685	1,893,335
Accrued interest receivable	8,439	8,439	—	8,439	—
Cash surrender value of life insurance policies	43,603	43,603	—	43,603	—
Derivative financial assets	—	—	—	—	—
	$2,305,001	$2,305,596	$—	$412,261	$1,893,335
Financial liabilities
Deposits	$1,913,237	$1,918,610	$—	$1,918,610	$—
Short-term borrowings	199,345	199,345	—	199,345	—
Long-term borrowings	717	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,234	1,234	—	1,234	—
Derivative financial liabilities	988	988	—	988	—
	$2,135,110	$2,140,620	$—	$2,140,620	$—

	At December 31
	2018		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,540	$59,540	$—	$59,540	$—
Securities available for sale	293,147	293,147	—	293,147	—
Other investments	16,635	16,635	—	16,635	—
Loans held for sale, net	400	400	—	400	—
Loans, net	1,682,005	1,666,834	—	4,553	1,662,281
Accrued interest receivable	8,708	8,708	—	8,708	—
Cash surrender value of life insurance policies	42,386	42,386	—	42,386	—
Derivative financial assets	555	555	—	555	—
	$2,103,376	$2,088,205	$—	$425,924	$1,662,281
Financial liabilities
Deposits	$1,634,826	$1,631,456	$—	$1,631,456	$—
Short-term borrowings	309,084	309,084	—	309,084	—
Long-term borrowings	735	843	—	843	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,102	1,102	—	1,102	—
Derivative financial liabilities	411	411	—	411	—
	$1,965,747	$1,962,485	$—	$1,962,485	$—

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

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2019 and 2018, are summarized as follows:

	December 31, 2019
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$21,036	$212	$384	$20,864
Residential mortgage-backed securities:
Government-sponsored agencies	70,379	1,031	435	70,975
Nongovernment-sponsored entities	10,253	17	41	10,229
State and political subdivisions
General obligations	12,603	25	171	12,457
Water and sewer revenues	7,170	71	114	7,127
Lease revenues	5,310	25	77	5,258
University revenues	5,917	164	16	6,065
Other revenues	18,831	344	109	19,066
Corporate debt securities	18,268	81	149	18,200
Asset-backed securities	33,826	—	812	33,014
Total taxable debt securities	203,593	1,970	2,308	203,255
Tax-exempt debt securities
State and political subdivisions
General obligations	36,673	2,526	—	39,199
Water and sewer revenues	9,565	633	—	10,198
Lease revenues	8,455	598	—	9,053
Other revenues	13,929	728	7	14,650
Total tax-exempt debt securities	68,622	4,485	7	73,100
Total available for sale securities	$272,215	$6,455	$2,315	$276,355

	December 31, 2018
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,303	$203	$366	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	80,883	603	1,177	80,309
Nongovernment-sponsored entities	611	4	1	614
State and political subdivisions
General obligations	6,081	—	126	5,955
Other revenues	13,457	17	186	13,288
Corporate debt securities	14,807	9	304	14,512
Asset-backed securities	25,288	10	123	25,175
Total taxable debt securities	167,430	846	2,283	165,993
Tax-exempt debt securities
State and political subdivisions
General obligations	65,626	624	344	65,906
Water and sewer revenues	20,018	225	98	20,145
Lease revenues	10,980	135	7	11,108
Other revenues	30,197	77	279	29,995
Total tax-exempt debt securities	126,821	1,061	728	127,154
Total available for sale securities	$294,251	$1,907	$3,011	$293,147

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2019
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$21,194	$1,109	$128	$22,175
Michigan	10,864	623	—	11,487
Illinois	9,245	410	—	9,655
Texas	8,934	344	64	9,214
West Virginia	8,490	206	7	8,689

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2019	$142,423	$1,871	$22,870	$2,270	$332
2018	107,559	1,145	24,814	1,785	1,163
2017	152,882	2,700	31,902	685	699

Residential mortgage-backed obligations having contractual maturities ranging from 5 to 50 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 month to 32 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities at December 31, 2019, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$29,692	$29,768
Due from one to five years	79,060	79,170
Due from five to ten years	60,439	60,627
Due after ten years	103,024	106,790
Total	$272,215	$276,355

At December 31, 2019 and 2018, securities with estimated fair values of $86.1 million and $58.6 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

We held 88 available for sale securities having an unrealized loss at December 31, 2019.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2019 and 2018.

	2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$14,903	$384	$14,903	$384
Residential mortgage-backed securities:
Government-sponsored agencies	21	12,298	96	15,174	339	27,472	435
Nongovernment-sponsored entities	4	8,323	41	—	—	8,323	41
State and political subdivisions:
General obligations	10	10,581	171	—	—	10,581	171
Water and sewer revenues	4	4,421	114	—	—	4,421	114
Lease revenues	4	4,235	77	—	—	4,235	77
University revenues	1	1,307	16	—	—	1,307	16
Other revenues	6	6,517	109	—	—	6,517	109
Corporate debt securities	6	1,686	3	3,739	146	5,425	149
Asset-backed securities	15	3,441	34	29,573	778	33,014	812
Tax-exempt debt securities
State and political subdivisions:
Other revenues	2	1,183	7	—	—	1,183	7
Total	88	$53,992	$668	$63,389	$1,647	$117,381	$2,315

	2018
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$12,185	$184	$7,464	$182	$19,649	$366
Residential mortgage-backed securities:
Government-sponsored agencies	37	23,277	241	24,472	936	47,749	1,177
Nongovernment-sponsored entities	1	—	—	436	1	436	1
State and political subdivisions:
General obligations	8	—	—	5,222	126	5,222	126
Other revenues	11	968	16	9,450	170	10,418	186
Corporate debt securities	7	2,759	109	4,587	195	7,346	304
Asset-backed securities	9	20,129	123	—	—	20,129	123
Tax-exempt debt securities
State and political subdivisions:
General obligations	25	7,273	50	16,830	294	24,103	344
Water and sewer revenues	7	989	6	4,311	92	5,300	98
Lease revenues	2	553	—	557	7	1,110	7
Other revenues	12	7,309	62	11,531	217	18,840	279
Total	134	$75,442	$791	$84,860	$2,220	$160,302	$3,011

NOTE 6. OTHER INVESTMENTS

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Our equity securities totaled $137,000 at December 31, 2019 and 2018.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $8.9 million and $13.1 million at December 31, 2019 and 2018.

We have invested in two limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statement of income as a component of the provision for current income taxes. As of December 31, 2019 and 2018, our carrying value of these investments totaled $3.9 million and $3.35 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we realized $669,000, $1,544,000 and $927,000, respectively, in tax credits and other tax benefits on these investments, against which we amortized these investments $552,000, $1.27 million and $680,000 and recognized income tax benefits of $117,000, $274,000 and $247,000.

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

Loans are summarized as follows:

Dollars in thousands	2019	2018
Commercial	$207,138	$194,315
Commercial real estate
Owner-occupied	276,218	266,362
Non-owner occupied	629,206	564,826
Construction and development
Land and land development	84,112	68,833
Construction	37,523	24,731
Residential real estate
Non-jumbo	354,963	336,977
Jumbo	70,947	73,599
Home equity	76,568	80,910
Mortgage warehouse lines	126,237	39,140
Consumer	36,470	32,460
Other	14,117	12,899
Total loans, net of unearned fees	1,913,499	1,695,052
Less allowance for loan losses	13,074	13,047
Loans, net	$1,900,425	$1,682,005

The outstanding balance and the recorded investment of acquired loans included in the consolidated balance sheet at December 31, 2019 and 2018 are as follows:

	Acquired Loans
	2019			2018
Dollars in thousands	Purchased Credit Impaired	Purchased Performing	Total	Purchased Credit Impaired	Purchased Performing	Total
Outstanding balance	$3,488	$131,745	$135,233	$4,275	$138,167	$142,442

Recorded investment
Commercial	$—	$3,333	$3,333	$—	$3,934	$3,934
Commercial real estate
Owner-occupied	—	17,416	17,416	—	16,133	16,133
Non-owner occupied	653	12,957	13,610	1,162	23,431	24,593
Construction and development
Land and land development	—	3,031	3,031	—	5,161	5,161
Construction	—	—	—	—	—	—
Residential real estate
Non-jumbo	1,247	83,856	85,103	1,374	77,894	79,268
Jumbo	944	3,055	3,999	975	2,577	3,552
Home equity	—	2,144	2,144	—	2,805	2,805
Consumer	—	4,159	4,159	—	4,630	4,630
Other	—	13	13	—	122	122
Total recorded investment	$2,844	$129,964	$132,808	$3,511	$136,687	$140,198

The following table presents a summary of the change in the accretable yield of the purchased credit impaired ("PCI") loan portfolio during 2019 and 2018:

Dollars in thousands	2019	2018
Accretable yield, January 1	$632	$745
Accretion	(63)	(115)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	(46)	2
Accretable yield, December 31	$523	$632

The following presents loan maturities at December 31, 2019:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$101,625	$63,132	$42,381
Commercial real estate	88,846	119,993	696,585
Construction and development	43,713	28,611	49,311
Residential real estate	25,830	39,072	437,576
Mortgage warehouse lines	126,237	—	—
Consumer	5,247	25,849	5,374
Other	1,026	6,232	6,859
	$392,524	$282,889	$1,238,086
Loans due after one year with:
Variable rates		$564,490
Fixed rates		956,485
		$1,520,975

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2019 and 2018.

	At December 31, 2019
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$216	$—	$383	$599	$206,539	$—
Commercial real estate
Owner-occupied	119	137	4,035	4,291	271,927	—
Non-owner occupied	879	179	1,363	2,421	626,785	—
Construction and development
Land and land development	208	28	188	424	83,688	—
Construction	—	—	138	138	37,385	—
Residential mortgage
Non-jumbo	4,172	826	1,877	6,875	348,088	—
Jumbo	—	—	—	—	70,947	—
Home equity	760	—	223	983	75,585	—
Mortgage warehouse lines	—	—	—	—	126,237	—
Consumer	208	86	112	406	36,064	42
Other	—	—	100	100	14,017	—
Total	$6,562	$1,256	$8,419	$16,237	$1,897,262	$42

	At December 31, 2018
	Past Due					> 90 days and Accruing
Dollars in thousands	30-59 days	60-89 days	> 90 days	Total	Current
Commercial	$254	$51	$483	$788	$193,527	$—
Commercial real estate
Owner-occupied	—	—	612	612	265,750	—
Non-owner occupied	156	255	1,756	2,167	562,659	—
Construction and development
Land and land development	190	4	3,174	3,368	65,465	—
Construction	—	—	—	—	24,731	—
Residential mortgage
Non-jumbo	4,120	2,235	3,753	10,108	326,869	—
Jumbo	—	—	675	675	72,924	—
Home equity	754	261	181	1,196	79,714	—
Mortgage warehouse lines	—	—	—	—	39,140	—
Consumer	502	121	125	748	31,712	36
Other	31	—	—	31	12,868	—
Total	$6,007	$2,927	$10,759	$19,693	$1,675,359	$36

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at December 31, 2019 and 2018.

Dollars in thousands	2019	2018
Commercial	$764	$935
Commercial real estate
Owner-occupied	4,198	1,028
Non-owner occupied	1,602	2,210
Construction and development
Land & land development	188	3,198
Construction	138	—
Residential mortgage
Non-jumbo	4,120	6,532
Jumbo	—	675
Home equity	284	299
Mortgage warehouse lines	—	—
Consumer	74	112
Other	100	—
Total	$11,468	$14,989

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

The following tables present loans individually evaluated for impairment at December 31, 2019 and 2018.

	December 31, 2019
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$403	$403	$—	$467	$21
Commercial real estate
Owner-occupied	7,223	7,224	—	7,534	224
Non-owner occupied	8,514	8,515	—	9,389	495
Construction and development
Land & land development	945	945	—	1,143	65
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,387	3,393	—	3,787	217
Jumbo	3,980	3,979	—	4,017	210
Home equity	523	523	—	523	27
Mortgage warehouse lines	—	—	—	—	—
Consumer	13	13	—	14	2
Total without a related allowance	$24,988	$24,995	$—	$26,874	$1,261

With a related allowance
Commercial	$4,882	$4,882	$51	$4,786	$274
Commercial real estate
Owner-occupied	3,862	3,866	409	3,893	113
Non-owner occupied	540	544	113	535	5
Construction and development
Land & land development	1,015	1,015	589	1,030	51
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	1,876	1,874	173	2,112	59
Jumbo	—	—	—	—	—
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$12,175	$12,181	$1,335	$12,356	$502

Total
Commercial	$27,384	$27,394	$1,162	$28,777	$1,248
Residential real estate	9,766	9,769	173	10,439	513
Consumer	13	13	—	14	2
Total	$37,163	$37,176	$1,335	$39,230	$1,763

The above table does not include PCI loans.

	December 31, 2018
Dollars in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Impaired Balance	Interest Income Recognized while impaired

Without a related allowance
Commercial	$1,019	$1,253	$—	$321	$16
Commercial real estate
Owner-occupied	8,600	8,605	—	7,730	318
Non-owner occupied	9,666	9,673	—	9,753	493
Construction and development
Land & land development	4,767	4,767	—	4,947	102
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	3,279	3,284	—	3,401	180
Jumbo	4,132	4,130	—	3,517	166
Home equity	523	523	—	523	30
Mortgage warehouse lines	—	—	—	—	—
Consumer	9	10	—	13	1
Total without a related allowance	$31,995	$32,245	$—	$30,205	$1,306

With a related allowance
Commercial	$3,343	$3,342	$682	$705	$39
Commercial real estate
Owner-occupied	2,969	2,969	462	2,397	117
Non-owner occupied	189	191	9	226	16
Construction and development
Land & land development	1,057	1,057	298	1,073	56
Construction	—	—	—	—	—
Residential real estate
Non-jumbo	2,982	2,981	585	2,539	98
Jumbo	821	822	106	827	48
Home equity	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total with a related allowance	$11,361	$11,362	$2,142	$7,767	$374

Total
Commercial	$31,610	$31,857	$1,451	$27,152	$1,157
Residential real estate	11,737	11,740	691	10,807	522
Consumer	9	10	—	13	1
Total	$43,356	$43,607	$2,142	$37,972	$1,680
The above table does not include PCI loans.

The average recorded investment of impaired loans during 2017 was $35.6 million and $2.2 million interest income was recognized on those loans while impaired.

A modification of a loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of both.  A loan continues to be classified as a TDR for the life of the loan.  Included in impaired loans are TDRs of $25.7 million, of which $22.9 million were current with respect to restructured contractual payments at December 31, 2019 and $27 million, of which $26.6 million were current with respect to restructured contractual payments at December 31, 2018.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during 2019 and 2018.  Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  All TDRs are evaluated individually for allowance for loan loss purposes.

	2019			2018
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial	—	$—	$—	2	$157	$157
Commercial real estate
Owner-occupied	1	325	325	—	—	—
Non-owner occupied	4	324	324	2	183	183
Residential real estate
Non-jumbo	7	410	410	8	899	899
Consumer	1	15	15	—	—	—
Total	13	$1,074	$1,074	12	$1,239	$1,239

The following table presents defaults during the stated period of TDRs that were restructured during the past twelve months.  For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2019		2018
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	2	$157
Commercial real estate
Non-owner occupied	2	178	—	—
Residential real estate
Non-jumbo	3	174	7	847
Total	5	$352	9	$1,004

The following table details the activity regarding TDRs by loan type during 2019 and the related allowance on TDRs.

2019
	Construction & Land Development			Commercial Real Estate		Residential Real Estate
Dollars in thousands	Land & Land Develop- ment	Construc- tion	Commer- cial	Owner Occupied	Non- Owner Occupied	Non- jumbo	Jumbo	Home Equity	Mortgage Warehouse Lines	Con- sumer	Other	Total
Troubled debt restructurings
Balance January 1, 2019	$2,654	$—	$273	$9,365	$5,404	$4,490	$4,278	$523	$—	$10	$—	$26,997
Additions	—	—	—	325	324	410	—	—	—	15	—	1,074
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Net (paydowns) advances	(694)	—	(71)	(204)	(203)	(287)	(924)	—	—	(12)	—	(2,395)
Transfer into foreclosed properties	—	—	—	—	—	—	—	—	—	—	—	—
Refinance out of TDR status	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2019	$1,960	$—	$202	$9,486	$5,525	$4,613	$3,354	$523	$—	$13	$—	$25,676

Allowance related to troubled debt restructurings	$589	$—	$4	$245	$—	$163	$—	$—	$—	$—	$—	$1,001

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

Loan Risk Profile by Internal Risk Rating
	Construction and Development						Commercial Real Estate
	Land and Land Development		Construction		Commercial		Owner Occupied		Non-Owner Occupied		Mortgage Warehouse Lines
Dollars in thousands	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$82,317	$63,743	$37,385	$24,589	$200,313	$182,651	$269,357	$259,360	$622,857	$556,609	$126,237	$39,140
OLEM (Special Mention)	454	472	138	142	1,052	6,748	2,184	1,864	1,876	1,554	—	—
Substandard	1,341	4,618	—	—	5,773	4,916	4,677	5,138	4,473	6,663	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$84,112	$68,833	$37,523	$24,731	$207,138	$194,315	$276,218	$266,362	$629,206	$564,826	$126,237	$39,140

The following table presents the recorded investment in consumer, residential real estate and home equity loans, which are generally evaluated based on the aging status of the loans, which was previously presented, and payment activity.

	Performing		Nonperforming
Dollars in thousands	2019	2018	2019	2018
Residential real estate
Non-jumbo	$350,843	$330,445	$4,120	$6,532
Jumbo	70,947	72,924	—	675
Home Equity	76,284	80,611	284	299
Consumer	36,354	32,312	116	148
Other	14,017	12,899	100	—
Total	$548,445	$529,191	$4,620	$7,654

Industry concentrations:  At December 31, 2019 and 2018, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2019	2018
Balance, beginning	$43,899	$45,698
Additions	37,947	6,750
Amounts collected	(30,203)	(6,992)
Other changes, net	(351)	(1,557)
Balance, ending	$51,292	$43,899

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

PCI loans are individually evaluated.  The evaluation of the PCI loans requires continued quarterly assessment of key assumptions and estimates similar to the initial fair value estimate, including changes in the severity of loss, timing and speed of payments, collateral value changes, expected cash flows and other relevant factors.  The quarterly assessment is compared to the recorded investment and a determination is made if an adjustment to the allowance for loan loss is deemed necessary.

Quantitative Allowance for Loans Collectively Evaluated

Second, we stratify the loan portfolio into eleven loan pools.  Quantitative allowances relative to each loan pool are established as follows: we calculate a historical loss rate utilizing the net loan charge-offs experienced for the most recent twelve quarters for each loan pool. This historical loss rate is applied to the aggregate recorded investment as of the financial statement date for each pool. We believe that the most recent twelve quarter historical loss rate to be the most indicative of the losses that can be expected. Purchased performing loans are collectively evaluated as their own separate category within each loan pool. The historical loss rate, as calculated above for each pool, is applied to the principal balance of purchased performing loans by pool. The calculated allowance is then compared to the estimated fair value discount remaining to determine if the discount remains adequate. If the discount remaining is not adequate, additional allowances will be recognized.

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

An analysis of the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 is as follows:

Dollars in thousands	2019	2018	2017

Balance, beginning of year	$13,047	$12,565	$11,674
Losses:
Commercial	281	248	23
Commercial real estate
Owner occupied	2	38	5
Non-owner occupied	170	619	65
Construction and development
Land and land development	2	259	3
Construction	—	—	33
Residential real estate
Non-jumbo	979	887	359
Jumbo	—	—	2
Home equity	24	26	158
Mortgage warehouse lines	—	—	—
Consumer	285	244	389
Other	360	282	251
Total	2,103	2,603	1,288
Recoveries:
Commercial	17	16	124
Commercial real estate
Owner occupied	21	23	89
Non-owner occupied	1	—	91
Construction and development
Land and land development	108	270	278
Construction	—	—	—
Real estate - mortgage
Non-jumbo	125	228	134
Jumbo	—	25	—
Home equity	19	10	30
Mortgage warehouse lines	—	—	—
Consumer	168	141	82
Other	121	122	101
Total	580	835	929
Net losses	1,523	1,768	359
Provision for loan losses	1,550	2,250	1,250
Balance, end of year	$13,074	$13,047	$12,565

The following tables present the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018.

	For the Year Ended December 31, 2019					At December 31, 2019				At December 31, 2019
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,705	$(281)	$17	$(295)	$1,146	$51	$1,095	$—	$1,146	$5,285	$201,853	$—	$207,138
Commercial real estate
Owner occupied	2,214	(2)	21	467	2,700	409	2,291	—	2,700	11,085	265,133	—	276,218
Non-owner occupied	5,742	(170)	1	366	5,939	113	5,821	5	5,939	9,054	619,499	653	629,206
Construction and development
Land and land development	339	(2)	108	155	600	589	11	—	600	1,960	82,152	—	84,112
Construction	64	—	—	178	242	—	242	—	242	—	37,523	—	37,523
Residential real estate
Non-jumbo	2,090	(979)	125	576	1,812	173	1,624	15	1,812	5,263	348,453	1,247	354,963
Jumbo	379	—	—	(368)	11	—	11	—	11	3,980	66,023	944	70,947
Home equity	167	(24)	19	(24)	138	—	138	—	138	523	76,045	—	76,568
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	126,237	—	126,237
Consumer	79	(285)	168	173	135	—	135	—	135	13	36,457	—	36,470
Other	268	(360)	121	322	351	—	351	—	351	—	14,117	—	14,117
Total	$13,047	$(2,103)	$580	$1,550	$13,074	$1,335	$11,719	$20	$13,074	$37,163	$1,873,492	$2,844	$1,913,499

	For the Year Ended December 31, 2018					At December 31, 2018				At December 31, 2018
	Allowance for loan losses					Allowance related to:				Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Loans individua- lly evaluated for impairm- ent	Loans collective- ly evaluated for impairm- ent	Loans acquired with deteriora- ted credit quality (PCI)	Total	Loans individua- lly evaluated for impairm- ent	Loans collectively evaluated for impairment	Loans acquired with deteriora- ted credit quality (PCI)	Total
Commercial	$1,303	$(248)	$16	$634	$1,705	$682	$1,023	$—	$1,705	$4,362	$189,953	$—	$194,315
Commercial real estate
Owner occupied	2,424	(38)	23	(195)	2,214	462	1,752	—	2,214	11,569	254,793	—	266,362
Non-owner occupied	4,950	(619)	—	1,411	5,742	9	5,729	4	5,742	9,855	553,809	1,162	564,826
Construction and development
Land and land development	641	(259)	270	(313)	339	298	41	—	339	5,824	63,009	—	68,833
Construction	153	—	—	(89)	64	—	64	—	64	—	24,731	—	24,731
Residential real estate
Non-jumbo	1,911	(887)	228	838	2,090	585	1,495	10	2,090	6,261	329,342	1,374	336,977
Jumbo	72	—	25	282	379	106	273	—	379	4,953	67,671	975	73,599
Home equity	638	(26)	10	(455)	167	—	167	—	167	523	80,387	—	80,910
Mortgage warehouse lines	—	—	—	—	—	—	—	—	—	—	39,140	—	39,140
Consumer	210	(244)	141	(28)	79	—	79	—	79	9	32,451	—	32,460
Other	263	(282)	122	165	268	—	268	—	268	—	12,899	—	12,899
Total	$12,565	$(2,603)	$835	$2,250	$13,047	$2,142	$10,891	$14	$13,047	$43,356	$1,648,185	$3,511	$1,695,052

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

The following table presents the activity of property held for sale during 2019, 2018 and 2017.

Dollars in thousands	2019	2018	2017
Beginning balance	$21,432	$21,470	$24,504
Acquisitions	4,549	1,804	363
Acquisition of FCB	—	—	2,377
Capitalized improvements	512	1,304	316
Dispositions	(5,142)	(2,370)	(5,205)
Valuation adjustments	(2,075)	(776)	(885)
Balance at year end	$19,276	$21,432	$21,470

At December 31, 2019, our foreclosed properties of consumer residential real estate totaled $1.6 million.

NOTE 10.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2019, 2018, or 2017.

The major categories of premises and equipment and accumulated depreciation at December 31, 2019 and 2018 are summarized as follows:

Dollars in thousands	2019	2018
Land	$10,645	$10,415
Buildings and improvements	34,885	32,283
Furniture and equipment	25,616	19,783
	71,146	62,481
Less accumulated depreciation	26,978	24,928
Total premises and equipment, net	$44,168	$37,553

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 approximated $2.61 million, $2.17 million and $1.89 million, respectively.

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

The following table presents our goodwill activity by reporting unit for 2019.

	Goodwill Activity
Dollars in thousands	Community Banking	Insurance Services	Total
Balance, January 1, 2019	$10,562	$4,710	$15,272
Reclassifications to goodwill	—	—	—
Acquired goodwill, net	2,096	—	2,096
Goodwill reduction in conjunction with sale of Summit Insurance Services, LLC	—	(4,710)	(4,710)
Balance, December 31, 2019	$12,658	$—	$12,658

In addition, at December 31, 2019 and December 31, 2018, we had $10.36 million and $10.57 million in unamortized identified intangible assets comprised of $10.30 million core deposit intangible at December 31, 2019 and $9.80 million core deposit intangible and $700,000 customer intangible at December 31, 2018.

	Other Intangible Assets
	December 31, 2019			December 31, 2018
Dollars in thousands	Community Banking	Insurance Services	Total	Community Banking	Insurances Services	Total
Identified intangible assets
Gross carrying amount	$14,727	$—	$14,727	$12,598	$3,000	$15,598
Less: accumulated amortization	4,363	—	4,363	2,728	2,300	5,028
Net carrying amount	$10,364	$—	$10,364	$9,870	$700	$10,570

Amortization relative to our identified intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2017	$1,210	$200
2018	1,471	200
2019	1,634	67
Expected:
2020	1,513	—
2021	1,393	—
2022	1,273	—
2023	1,152	—
2024	1,032	—
Thereafter	3,930	—
NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2019 and 2018:

Dollars in thousands	2019	2018
Demand deposits, interest bearing	$630,351	$523,257
Savings deposits	418,096	284,173
Time deposits	604,237	605,276
Total	$1,652,684	$1,412,706

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $150.6 million and $220.5 million at December 31, 2019 and 2018, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2019 is as follows:

Dollars in thousands	Amount
2020	$336,485
2021	176,029
2022	44,678
2023	17,935
2024	10,661
Thereafter	18,449
Total	$604,237

Time certificates of deposit in denominations of $100,000 or more totaled $387.8 million and $417.3 million at December 31, 2019 and 2018, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2019:

Dollars in thousands	Amount	Percent
Three months or less	$54,224	14.0%
Three through six months	63,734	16.4%
Six through twelve months	98,912	25.5%
Over twelve months	170,979	44.1%
Total	$387,849	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $198.1 million and $255.8 million at December 31, 2019 and 2018.

At December 31, 2019 and 2018, our deposits of related parties including directors, executive officers and their related interests approximated $31.2 million and $37.1 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized by a blanket lien of $1.16 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $149.3 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2019, which is primarily secured by a pledge of $283.0 million of our consumer loans, construction loans and commercial and industrial loan portfolios. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2019, our subsidiary bank had additional borrowings availability of $609.3 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2019, we had $155.3 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day.  A summary of short-term borrowings is presented below.

	2019		2018
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased
Balance at December 31	$199,200	$145	$303,950	$5,134
Average balance outstanding for the period	193,992	458	223,764	4,378
Maximum balance outstanding at any month end during period	237,400	145	303,950	7,534
Weighted average interest rate for the period	2.48%	2.43%	2.18%	1.95%
Weighted average interest rate for balances
outstanding at December 31	1.83%	1.75%	2.71%	2.50%

Long-term borrowings:  Our long-term borrowings of $717,000 and $735,000 at December 31, 2019 and 2018, respectively, consisted of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) maturing in 2026. The average interest rate paid on long-term borrowings during 2019 was 5.34% compared to 4.26% in 2018.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2019 and 2018.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
2020	$19	$—
2021	19	—
2022	21	—
2023	22	—
2024	23	—
Thereafter	613	19,589
Total	$717	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the cash flows of certain assets and liabilities.  Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based upon a notional amount and an underlying as specified in the contract.  A notional amount represents the number of units of a specific item, such as currency units.  An underlying represents a variable, such as an interest rate or price index.  The amount of cash or other asset delivered from one party to the other is determined based upon the interaction of the notional amount of the contract with the underlying.  Derivatives can also be implicit in certain contracts and commitments.

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

We have entered into two forward-starting, pay-fixed/receive LIBOR interest rate swaps as follows:

•
A $30 million notional interest rate swap expiring on October 18, 2020, was designated as a cash flow hedge of $30 million of variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% and receive a variable rate equal to one month LIBOR.

•
A $40 million notional interest rate swap expiring on October 18, 2021, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 2.19% and receive a variable rate equal to one month LIBOR.

Also, at December 31, 2018, we were a party to a third forward-starting, pay-fixed/receive LIBOR interest rate swap as follows:

•
A $40 million notional interest rate swap that expired October 18, 2019, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances.  Under the terms of the swap we paid a fixed rate of 2.84% and received a variable rate equal to one month LIBOR.

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

•
Under the terms of a $11.3 million original notional interest rate swap expiring January 15, 2026, we will pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18000 percent .

A summary of our derivative financial instruments as of December 31, 2019 and 2018 follows:

	December 31, 2019
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$70,000	$—	$679	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,809	$—	$309	$—

	December 31, 2018
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$411	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$19,399	$555	$—	$—

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

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2016 through 2019, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense for the years ended December 31, 2019, 2018 and 2017, are as follows:

Dollars in thousands	2019	2018	2017
Current
Federal	$6,676	$6,400	$5,092
State	938	973	496
	7,614	7,373	5,588
Deferred
Federal	88	(304)	4,027
State	15	(45)	49
	103	(349)	4,076
Total	$7,717	$7,024	$9,664

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$8,313	21	$7,370	21	$7,553	35
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(728)	(2)	(1,011)	(3)	(1,569)	(7)
Non-deductible merger-related expenses	—	—	—	—	—	—
Low-income housing and rehabilitation tax credits	(177)	—	(286)	(1)	(247)	(1)
Impact of enacted income tax rate change	—	—	—	—	3,461	16
State income taxes, net
of Federal income tax benefit	753	2	734	2	354	2
Other, net	(444)	(1)	217	1	112	—
Applicable income taxes	$7,717	20	$7,024	20	$9,664	45

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows:

Dollars in thousands	2019	2018
Deferred tax assets
Allowance for loan losses	$3,017	$2,921
Depreciation	29	405
Foreclosed properties	2,659	2,951
Deferred revenue	—	18
Deferred compensation	3,296	2,490
Other deferred costs and accrued expenses	534	645
Net unrealized loss on securities available for sale	—	265
Net unrealized loss on interest rate swaps	163	99
Capital loss carryforwards	—	166
Total	9,698	9,960
Deferred tax liabilities
Accretion on tax-exempt securities	62	29
Net unrealized gain on securities available for sale	994	—
Other post-retirement benefits	15	44
Purchase accounting adjustments and goodwill	2,099	2,253
Total	3,170	2,326
Net deferred tax assets	$6,528	$7,634

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2018.  Tax years 2017 through 2018 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $616,000, $622,000 and $556,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2019, 2018 and 2017 were $721,000, $646,000 and $525,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 527,705 shares of our common stock at December 31, 2019 and 554,158 shares of common stock at December 31, 2018, all of which were purchased at the prevailing market price. All but 66,099 unallocated shares at December 31, 2019 are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

ESOP Shares	At December 31,
	2019	2018
Allocated shares	440,751	447,424
Shares committed to be released	20,855	19,780
Unallocated shares	66,099	86,954
Total ESOP shares	527,705	554,158

Market value of unallocated shares (in thousands)	$1,791	$1,679

Supplemental Executive Retirement Plan:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2019 and 2018 were $6.7 million and $6.1 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $712,000, $669,000 and $707,000 expense related to these SERPS for the years December 31, 2019, 2018 and 2017, respectively.

Share-Based Compensation:  The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 500,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units, other share-based awards or any combination thereof, to our key employees.

Stock options awarded under the 2009 Officer Stock Option Plan and the 1998 Officer Stock Option Plan (collectively, the “Plans”) were not altered by the 2014 LTIP and remain subject to the terms of the Plans.  However, under the terms of the 2014 LTIP, all shares of common stock remaining issuable under the Plans at the time the 2014 LTIP was adopted ceased to be available for future issuance.

Under the 2014 LTIP and the Plans, stock options, SARs and RSUs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant share based compensation to individual employees.

During first quarter 2019, we granted 28,306 SARs with a $9.74 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during first quarter 2019, we granted 109,819 SARs with a $8.41 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of stock options or SARs in 2018.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted in 2019 are as follows:

	2019 grant with 7 year expiration	2019 grant with 5 year expiration
Risk-free interest rate	2.51%	2.43%
Expected dividend yield	2.30%	2.30%
Expected common stock volatility	40.84%	35.71%
Expected life	7 years	5.5 years

A summary of SAR and option activity during 2017, 2018 and 2019 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	Options / SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2016	217,857			$13.56
Granted	87,615			26.01
Exercised	(51,781)			13.62
Forfeited	—			—
Expired	(3,400)			24.97
Outstanding, December 31, 2017	250,291			$17.75
Granted	—			—
Exercised	(6,800)			17.79
Forfeited	(3,200)			25.50
Expired	(8,200)			25.54
Outstanding, December 31, 2018	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,613)			11.83
Forfeited	—			—
Expired	(7,900)			25.83
Outstanding, December 31, 2019	330,703	$2,200	7.33	$20.44

Exercisable Options/SARs:
December 31, 2019	104,889	$1,203	5.74	$15.62
December 31, 2018	95,924	583	6.04	$14.82
December 31, 2017	62,646	687	4.92	$15.35

The total intrinsic value of options and SARs exercised in 2019, 2018 and 2017 was $442,000, $24,000 and $694,000, respectively. The total fair value of options and SARs vested during 2019, 2018 and 2017 was $396,000, $396,000 and $200,000, respectively.

During 2019, we granted 2,892 RSUs which will vest ratably over three years. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2018	—	—
Granted	2,892	25.93
Exercised	—	—
Forfeited	—	—
Vested	—	—
Nonvested, December 31, 2019	2,892	25.93

Total stock compensation expense for all share-based arrangements totaled $590,000, $391,000 and $385,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and the related income tax benefits recognized in 2019, 2018 and 2017 were $142,000, $94,000 and $142,000 respectively. We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. At December 31, 2019, our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.47 million and is expected to be recognized over the next 1.82 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2019	December 31, 2018
Commitments to extend credit:
Revolving home equity and credit card lines	$69,200	$69,893
Construction loans	119,456	85,392
Other loans	225,637	161,619
Standby letters of credit	12,078	6,366
Total	$426,371	$323,270

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

Legal Contingencies

On April 24, 2017, Summit entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the Residential Funding Corporation ("RFC") and paid $9.9 million to fully resolve all claims by RFC and its successor, and to avoid the further costs, disruption, and distraction of defending the RFC lawsuits.  Summit recorded a charge to noninterest expense in its consolidated statement of income for the year December 31, 2017 to recognize this settlement.

We are not a party to any other litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability, if any, with respect to these contingent matters, in the opinion of management, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 18.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2020, the Bank will have $41.6 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank is required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $1,992,000 at December 31, 2019.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2019, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of December 31, 2019 and December 31, 2018. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
CET1 (to risk weighted assets)
Summit	$224,679	11.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	141,183	7.0%	131,099	6.5%
Tier I Capital (to risk weighted assets)
Summit	243,679	12.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	171,437	8.5%	161,352	8.0%
Total Capital (to risk weighted assets)
Summit	256,753	12.7%	N/A	N/A	N/A	N/A
Summit Community	257,119	12.7%	212,579	10.5%	202,456	10.0%
Tier I Capital (to average assets)
Summit	243,679	10.5%	N/A	N/A	N/A	N/A
Summit Community	244,045	10.6%	92,092	4.0%	115,116	5.0%
As of December 31, 2018
CET1 (to risk weighted assets)
Summit	197,551	11.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	124,793	7.0%	115,879	6.5%
Tier I Capital (to risk weighted assets)
Summit	216,551	12.2%	N/A	N/A	N/A	N/A
Summit Community	213,930	12.0%	151,534	8.5%	142,620	8.0%
Total Capital (to risk weighted assets)
Summit	229,598	12.9%	N/A	N/A	N/A	N/A
Summit Community	226,977	12.8%	186,192	10.5%	177,326	10.0%
Tier I Capital (to average assets)
Summit	216,551	10.1%	N/A	N/A	N/A	N/A
Summit Community	213,930	10.0%	85,572	4.0%	106,965	5.0%

NOTE 19.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2019			2018			2017
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$31,866			$28,072			$11,915
Basic EPS	$31,866	12,516,474	$2.55	$28,072	12,364,468	$2.27	$11,915	11,918,390	$1.00
Effect of dilutive securities:
Stock options		4,935			7,071			11,338
SARs		53,737			53,034			19,517
RSUs		—			—			—
Diluted EPS	$31,866	12,575,145	$2.53	$28,072	12,424,573	$2.26	$11,915	11,949,245	$1.00
Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive.  At December 31, 2019, our anti-dilutive SARs totaled 222,740 and all outstanding stock options were dilutive. Our anti-dilutive stock options were 7,700 and anti-dilutive SARs totaled 87,615 at December 31, 2018. All outstanding stock options and SARs were dilutive at December 31, 2017.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2019 and 2018.

		December 31, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification, net of tax	(140)	(91)	(204)	5,459	5,024
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(1,473)	(1,473)
Net current period other comprehensive income (loss)	(140)	(91)	(204)	3,986	3,551
Ending balance	$(140)	$48	$(518)	$3,145	$2,535

	December 31, 2018
Dollars in thousands	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification, net of tax	(259)	1,250	(3,266)	(2,275)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(473)	(473)
Net current period other comprehensive income (loss)	(259)	1,250	(3,739)	(2,748)
Ending balance	139	$(314)	$(841)	$(1,016)

NOTE 21. REVENUE FROM CONTRACTS WITH CUSTOMERS

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
Service fees on deposit accounts	$5,094	$4,631	$4,109
Bank card revenue	3,536	3,152	2,697
Trust and wealth management fees	2,564	2,653	1,863
Insurance commissions	1,911	4,320	4,005
Other	292	246	227
Net revenue from contracts with customers	13,397	15,002	12,901
Non-interest income within the scope of other ASC topics	5,806	2,420	1,526
Total noninterest income	$19,203	$17,422	$14,427

NOTE 22.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2019 and 2018 and the related statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2019	2018
Assets
Cash	$2,185	$4,326
Investment in subsidiaries	267,132	236,422
Other investments	77	77
Premises and equipment	146	126
Other assets	1,317	1,365
Total assets	$270,857	$242,316
Liabilities and Shareholders' Equity
Subordinated debentures owed to unconsolidated subsidiary trusts	$19,589	$19,589
Other liabilities	3,504	2,897
Total liabilities	23,093	22,486

Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 12,474,641 shares 2019, 12,399,887 shares 2018; outstanding: 12,408,542 shares 2019, 12,312,933 shares 2018	80,084	80,431
Unallocated common stock held by Employee Stock Ownership Plan - 2019 - 66,099 shares, 2018 - 86,954 shares	(714)	(939)
Retained earnings	165,859	141,354
Accumulated other comprehensive income (loss)	2,535	(1,016)
Total shareholders' equity	247,764	219,830
Total liabilities and shareholders' equity	$270,857	$242,316

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
Income
Dividends from subsidiaries	$16,757	$10,600	$6,500
Other dividends and interest income	54	28	24
Management and service fees from subsidiaries	1,542	1,555	1,964
Total income	18,353	12,183	8,488
Expense
Interest expense	949	899	714
Operating expenses	3,755	2,565	2,462
Total expenses	4,704	3,464	3,176
Income before income taxes and equity in
undistributed income of subsidiaries	13,649	8,719	5,312
Income tax (benefit)	(276)	(374)	(129)
Income before equity in undistributed income of subsidiaries	13,925	9,093	5,441
Equity in undistributed income of subsidiaries	17,941	18,979	6,474
Net income	$31,866	$28,072	$11,915

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,866	$28,072	$11,915
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,941)	(18,979)	(6,474)
Deferred tax (benefit) expense	(18)	(8)	346
Depreciation	50	41	39
Share-based compensation expense	274	181	174
Earnings on bank owned life insurance	—	7	(1)
Decrease (increase) in other assets	491	(375)	535
Increase in other liabilities	807	1,036	512
Net cash provided by operating activities	15,529	9,975	7,046
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(123)	(86)	(92)
Proceeds from sale of premises and equipment	53	13	60
Net cash used in investing activities	(70)	(73)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(7,361)	(6,545)	(5,238)
Exercise of stock options	7	122	303
Repayment of long-term borrowings	—	—	(902)
Purchase and retirement of common stock	(10,405)	(1,689)	—
Proceeds from issuance of common stock, net of issuance costs	159	237	10
Net cash used in financing activities	(17,600)	(7,875)	(5,827)
(Decrease) increase in cash	(2,141)	2,027	1,187
Cash:
Beginning	4,326	2,299	1,112
Ending	$2,185	$4,326	$2,299
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$961	$875	$704

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2019, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2019 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 43.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 44.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Delinquent Section 16(a) Reports”, under the headings "NOMINEE WHOSE TERM EXPIRES IN 2021", “NOMINEES WHOSE TERMS EXPIRE IN 2023”, “DIRECTORS WHOSE TERMS EXPIRE IN 2022", “DIRECTORS WHOSE TERMS EXPIRE IN 2021” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2020 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2019 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	82,776	$20.44	104,651
Equity compensation plans not approved by stockholders	—	—	—
Total	82,776	$20.44	104,651

(1) The number of securities issuable upon exercise of currently outstanding options and SARs includes 5,300 options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan, 74,584 shares issuable, based upon our December 31, 2019 closing stock price of $27.09, relative to 325,405 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan and 2,892 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2019, we issued 138,125 stock appreciation rights with an exercise price of $23.94 and 2,892 RSUs. During 2017, we issued 87,615 stock appreciation rights with an exercise price of $26.01. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings "NOMINEE FOR DIRECTOR WHOSE TERM EXPIRES IN 2021", “NOMINEES WHOSE TERMS EXPIRE IN 2023”, “DIRECTORS WHOSE TERMS EXPIRE IN 2022”, “DIRECTORS WHOSE TERMS EXPIRE IN 2021”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firm” in our 2020 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	5/10/2006
(ii)	Articles of Amendment 2009		8-K	3.1	11/4/2011
(iii)	Articles of Amendment 2011		8-K	3.1	5/10/2007
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		10-Q	3.1	3/31/2007
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities	X
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/12/2020
(xiii)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	3/16/2009
(xiv)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	3/16/2009
(xv)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	3/16/2009
(xvi)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	3/1/2012
(xvii)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	3/16/2009

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xviii)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	3/1/2012
	(xix)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	3/1/2012
	(xx)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
	(xxi)	1998 Officers Stock Option Plan		10-QSB	10	8/17/1998
	(xxii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	3/14/2006
	(xxiii)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	3/14/2006
	(xxiv)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	3/16/2009
	(xxv)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	3/16/2009
	(xxvi)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	3/16/2009
	(xxvii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxviii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxxi)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	5/10/2006
	(xxxii)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	5/10/2006
	(xxxiii)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxiv)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxv)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxvi)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xxxvii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xxxxiii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxxiv)	Executive Officer Management Incentive Plan 2020		8-K	10.2	2/12/2020
(10.1)	Board Attendance and Compensation Policy, as amended			10-K	10.1	3/1/2019
(21)	Subsidiaries of Registrant			10-K	21	3/16/2009
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive date file (XBRL)		X
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

By:	/s/ H. Charles Maddy, III	3/5/2020	By:	/s/ Julie R. Markwood	3/5/2020
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Senior Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/5/2020
	Robert S. Tissue	Date
Executive Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/5/2020
	Robert S. Tissue	Date
Attorney-in-fact