Form 10-Q
period 2020-03-31
SUMMIT FINANCIAL GROUP INC
filed 2020-05-08
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934  For the transition period from ___________ to __________.

Commission File Number 0-16587
Summit Financial Group, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0672148
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 North Main Street
Moorefield	West Virginia	26836
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $2.50 per share	SMMF	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.
Common Stock, $2.50 par value
12,972,022 shares outstanding as of May 7, 2020

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$18,633	$28,137
Interest bearing deposits with other banks	22,821	33,751
Cash and cash equivalents	41,454	61,888
Debt securities available for sale	305,045	276,355
Other investments	11,804	12,972
Loans held for sale	647	1,319
Loans, net of unearned income	2,007,269	1,913,499
Less: allowance for credit losses - loans	(24,608)	(13,074)
Loans, net	1,982,661	1,900,425
Property held for sale	18,287	19,276
Premises and equipment, net	47,078	44,168
Accrued interest receivable	9,043	8,439
Goodwill and other intangible assets	34,132	23,022
Cash surrender value of life insurance policies	46,497	43,603
Other assets	16,674	12,025
Total assets	$2,513,322	$2,403,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$337,446	$260,553
Interest bearing	1,707,468	1,652,684
Total deposits	2,044,914	1,913,237
Short-term borrowings	161,745	199,345
Long-term borrowings	712	717
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	30,337	22,840
Total liabilities	2,257,297	2,155,728

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2020 - 12,980,744 shares and 2019 - 12,474,641 shares; outstanding: 2020 - 12,920,244 shares and 2019 - 12,408,542	94,439	80,084
Unallocated common stock held by Employee Stock Ownership Plan - 2020 - 60,500 shares and 2019 - 66,099 shares	(653)	(714)
Retained earnings	161,408	165,859
Accumulated other comprehensive income	831	2,535
Total shareholders' equity	256,025	247,764

Total liabilities and shareholders' equity	$2,513,322	$2,403,492

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, except per share amounts	2020	2019
Interest income
Interest and fees on loans
Taxable	$25,089	$22,906
Tax-exempt	146	145
Interest and dividends on securities
Taxable	1,758	1,686
Tax-exempt	552	900
Interest on interest bearing deposits with other banks	98	231
Total interest income	27,643	25,868
Interest expense
Interest on deposits	5,351	5,564
Interest on short-term borrowings	630	1,472
Interest on long-term borrowings and subordinated debentures	219	259
Total interest expense	6,200	7,295
Net interest income	21,443	18,573
Provision for credit losses	5,250	250
Net interest income after provision for credit losses	16,193	18,323
Noninterest income
Insurance commissions	7	1,174
Trust and wealth management fees	665	586
Service charges on deposit accounts	1,263	1,180
Bank card revenue	933	814
Realized securities gains (losses), net	1,038	(3)
Bank owned life insurance income	264	238
Other	332	241
Total noninterest income	4,502	4,230
Noninterest expenses
Salaries, commissions and employee benefits	7,672	7,347
Net occupancy expense	883	924
Equipment expense	1,429	1,179
Professional fees	387	403
Advertising and public relations	152	153
Amortization of intangibles	429	476
FDIC premiums	165	—
Bank card expense	503	439
Foreclosed properties expense, net of losses	966	384
Merger-related expenses	788	63
Other	1,625	2,492
Total noninterest expenses	14,999	13,860
Income before income tax expense	5,696	8,693
Income tax expense	1,190	1,601
Net income	$4,506	$7,092

Basic earnings per common share	$0.35	$0.56
Diluted earnings per common share	$0.35	$0.56

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2020	2019
Net income	$4,506	$7,092
Other comprehensive (loss) income:
Net unrealized loss on cashflow hedge of: 2020 - ($1,427), net of deferred taxes of ($343); 2019 - ($12), net of deferred taxes of ($3)	(1,084)	(9)
Net unrealized (loss) gain on securities available for sale of: 2020 - ($816), net of deferred taxes of ($196) and reclassification adjustment for net realized gains included in net income of $1,038, net of tax of $249; 2019 - $3,246, net of deferred taxes of $779 and reclassification adjustment for net realized losses included in net income of ($3), net of tax of ($1)	(620)	2,467
Net unrealized loss on pension plan of: 2019 - ($432), net of deferred taxes of ($104)	—	(328)
Total other comprehensive (loss) income	(1,704)	2,130
Total comprehensive income	$2,802	$9,222

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance December 31, 2019	$80,084	$(714)	$165,859	$2,535	$247,764

Three Months Ended March 31, 2020
Impact of adoption of ASC 326	—	—	(6,756)	—	(6,756)
Net income	—	—	4,506	—	4,506
Other comprehensive loss	—	—	—	(1,704)	(1,704)
Share-based compensation expense	162	—	—	—	162
Unallocated ESOP shares committed to be released - 5,599 shares	70	61	—	—	131
Retirement of 66,611 shares of common stock	(1,282)	—	—	—	(1,282)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 2,714 shares	51	—	—	—	51
Common stock cash dividends declared ($0.17 per share)	—	—	(2,201)	—	(2,201)
Balance, March 31, 2020	$94,439	$(653)	$161,408	$831	$256,025

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Three Months Ended March 31, 2019
Net income	—	—	7,092	—	7,092
Other comprehensive income	—	—	—	2,130	2,130
Share-based compensation expense	132	—	—	—	132
Unallocated ESOP shares committed to be released - 5,115 shares	65	55	—	—	120
Retirement of 125,200 shares of common stock	(2,876)	—	—	—	(2,876)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 2,309 shares	59	—	—	—	59
Common stock cash dividends declared ($0.14 per share)	—	—	(1,775)	—	(1,775)
Balance, March 31, 2019	$86,729	$(884)	$146,671	$1,114	$233,630

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income	$4,506	$7,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	726	601
Provision for credit losses	5,250	250
Share-based compensation expense	162	132
Deferred income tax benefit	(267)	(313)
Loans originated for sale	(6,444)	(3,946)
Proceeds from sale of loans	7,227	3,980
Gains on loans held for sale	(111)	(67)
Realized securities (gains) losses, net	(1,038)	3
Gain on disposal of assets	(67)	(2)
Write-downs of foreclosed properties	945	249
Amortization of securities premiums, net	558	655
Accretion related to acquisitions, net	(350)	(76)
Amortization of intangibles	429	476
Earnings on bank owned life insurance	(179)	(328)
Decrease in accrued interest receivable	205	311
(Increase) decrease in other assets	(1,247)	69
(Decrease) increase in other liabilities	(1,003)	2,140
Net cash provided by operating activities	9,302	11,226
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,200	1,100
Proceeds from sales of securities available for sale	74,750	79,776
Principal payments received on securities available for sale	6,374	4,684
Purchases of securities available for sale	(22,321)	(31,839)
Purchases of other investments	(5,001)	(1,348)
Proceeds from redemptions of other investments	6,397	5,330
Net loan originations	(52,787)	(5,295)
Purchases of premises and equipment	(2,971)	(708)
Proceeds from disposal of premises and equipment	9	3
Improvements to property held for sale	(585)	(1)
Proceeds from sales of repossessed assets & property held for sale	780	451
Cash and cash equivalents from acquisition, net of cash consideration paid 2020 - $14,250; 2019 - $12,740	46,034	20,589
Net cash provided by investing activities	52,879	72,742
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	4,952	25,880
Net (decrease) increase in time deposits	(46,443)	16,032
Net decrease in short-term borrowings	(37,599)	(122,791)
Repayment of long-term borrowings	(6)	(4)
Proceeds from issuance of common stock, net of issuance costs	(36)	(20)
Purchase and retirement of common stock	(1,282)	(2,876)
Dividends paid on common stock	(2,201)	(1,775)
Net cash used in financing activities	(82,615)	(85,554)
Decrease in cash and cash equivalents	(20,434)	(1,586)
Cash and cash equivalents:
Beginning	61,888	59,540
Ending	$41,454	$57,954
(Continued)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2020	March 31, 2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,338	$7,134
Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$175	$3,691
Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$135,130	$100,377
Liabilities assumed	$176,545	$114,151

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates. You should carefully consider each risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the COVID-19 risk factor in Part II. Item 1A Risk Factors of this quarterly report on Form 10-Q.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2019 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. Accounting Standards Codification Topic 326 ("ASC 326"), Financial Instruments - Credit Losses, as amended, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques previously applied are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, ASC 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

We adopted ASC 326 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. We recorded a net reduction of retained earnings of $6.76 million upon adoption. The transition adjustment includes an increase in the allowance for credit losses for loans ("ACLL") of $6.93 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.43 million, net of the corresponding increases in deferred tax assets of $2.13 million. The adjustments to the allowance for credit losses ("ACL") for both loans and off-balance sheet credit exposures are combined and reported on our income statement as credit loss expense. Further information regarding our policies and methodology used to estimate the ACLL is presented in Note 6 - Loans and Allowance for Credit Losses for Loans. Further information regarding our policies and methodology used to estimate the ACL on off-balance-sheet credit exposures is presented in Note 11 - Commitments and Contingencies.

We adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining credit discount on the PCI loans was recorded as an offset to the ACLL at the time of adoption and is netted in the above adjustment. The remaining adjustment for noncredit factors on these loans will be accreted into interest income on a level-yield method over the life of the loans.

Additionally, we evaluated each acquired loan for PCD status at the time of adoption. We identified loans with a net balance of $9.4 million that should be considered PCD. We considered the remaining discount at the time of adoption to be for noncredit factors on these loans and it will be accreted into interest income on a level-yield method over the life of the loans.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments were effective for us January 1, 2020 and did not have a material impact on our consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus ("COVID-19"). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 crisis to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 6 of the accompanying consolidated financial statements for disclosure of the impact to date.

Pending Adoption

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2020	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$40,366	$—	$40,366	$—
Mortgage backed securities:
Government sponsored agencies	68,927	—	68,927	—
Nongovernment sponsored entities	11,076	—	11,076	—
State and political subdivisions	50,511	—	50,511	—
Corporate debt securities	19,590	—	19,590	—
Asset-backed securities	40,061	—	40,061	—
Tax-exempt state and political subdivisions	74,514	—	74,514	—
Total securities available for sale	$305,045	$—	$305,045	$—

Derivative financial liabilities
Interest rate swaps	$3,477	$—	$3,477	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$20,864	$—	$20,864	$—
Mortgage backed securities:
Government sponsored agencies	70,975	—	70,975	—
Nongovernment sponsored entities	10,229	—	10,229	—
State and political subdivisions	49,973	—	49,973	—
Corporate debt securities	18,200	—	18,200	—
Asset-backed securities	33,014	—	33,014	—
Tax-exempt state and political subdivisions	73,100	—	73,100	—
Total securities available for sale	$276,355	$—	$276,355	$—

Derivative financial liabilities
Interest rate swaps	$988	$—	$988	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$647	$—	$647	$—

Collateral-dependent loans with an ACLL
Commercial	$8	$—	$8	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	429	—	429	—
Residential real estate	196	—	196	—
Total collateral-dependent loans with an ACLL	$2,496	$—	$2,496	$—

Property held for sale
Commercial real estate	$1,217	$—	$1,217	$—
Construction and development	11,676	—	11,676	—
Residential real estate	557	—	557	—
Total property held for sale	$13,450	$—	$13,450	$—

Collateral dependent loans with an ACLL were categorized as impaired loans with specific reserves prior to the adoption of ASC 326.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,319	$—	$1,319	$—

Collateral-dependent impaired loans
Commercial	$4,831	$—	$4,831	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	425	—	425	—
Residential real estate	692	—	566	126
Total collateral-dependent impaired loans	$7,811	$—	$7,685	$126

Property held for sale
Commercial real estate	$1,304	$—	$1,304	$—
Construction and development	12,182	—	12,182	—
Residential real estate	705	—	705	—
Total property held for sale	$14,191	$—	$14,191	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$41,454	$41,454	$—	$41,454	$—
Securities available for sale	305,045	305,045	—	305,045	—
Other investments	11,804	11,804	—	11,804	—
Loans held for sale, net	647	647	—	647	—
Loans, net	1,982,661	1,981,162	—	2,496	1,978,666
Accrued interest receivable	9,043	9,043	—	9,043	—
Cash surrender value of life insurance policies	46,497	46,497	—	46,497	—
	$2,397,151	$2,395,652	$—	$416,986	$1,978,666
Financial liabilities
Deposits	$2,044,914	$2,054,077	$—	$2,054,077	$—
Short-term borrowings	161,745	161,745	—	161,745	—
Long-term borrowings	712	888	—	888	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,096	1,096	—	1,096	—
Derivative financial liabilities	3,477	3,477	—	3,477	—
	$2,231,533	$2,240,872	$—	$2,240,872	$—

	December 31, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,888	$61,888	$—	$61,888	$—
Securities available for sale	276,355	276,355	—	276,355	—
Other investments	12,972	12,972	—	12,972	—
Loans held for sale, net	1,319	1,319	—	1,319	—
Loans, net	1,900,425	1,901,020	—	7,685	1,893,335
Accrued interest receivable	8,439	8,439	—	8,439	—
Cash surrender value of life insurance policies	43,603	43,603	—	43,603	—
	$2,305,001	$2,305,596	$—	$412,261	$1,893,335
Financial liabilities
Deposits	$1,913,237	$1,918,610	$—	$1,918,610	$—
Short-term borrowings	199,345	199,345	—	199,345	—
Long-term borrowings	717	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,234	1,234	—	1,234	—
Derivative financial liabilities	988	988	—	988	—
	$2,135,110	$2,140,620	$—	$2,140,620	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2020			2019
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$4,506			$7,092

Basic earnings per share	$4,506	12,975,429	$0.35	$7,092	12,717,501	$0.56

Effect of dilutive securities:
Stock options		4,516			5,313
Stock appreciation rights (SARs)		48,404			55,831
Restricted stock units (RSUs)		366			—

Diluted earnings per share	$4,506	13,028,715	$0.35	$7,092	12,778,644	$0.56

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the quarter ended March 31, 2020 and our anti-dilutive stock options for the quarter ended March 31, 2019 were 7,700 shares. Our anti-dilutive SARs for the quarters ended March 31, 2020 and March 31, 2019 were 222,740. Our anti-dilutive RSUs for the quarter ended March 31, 2020 were 2,785.

NOTE 5.  DEBT SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$40,349	$359	$342	$40,366
Residential mortgage-backed securities:
Government-sponsored agencies	67,280	2,068	421	68,927
Nongovernment-sponsored entities	11,458	—	382	11,076
State and political subdivisions
General obligations	9,888	59	15	9,932
Water and sewer revenues	9,615	123	116	9,622
Lease revenues	5,310	61	21	5,350
Income tax revenues	5,060	149	—	5,209
University revenues	5,915	239	—	6,154
Other revenues	14,003	311	70	14,244
Corporate debt securities	19,795	104	309	19,590
Asset-backed securities	42,902	—	2,841	40,061
Total taxable debt securities	231,575	3,473	4,517	230,531
Tax-exempt debt securities
State and political subdivisions
General obligations	36,387	2,499	—	38,886
Water and sewer revenues	8,900	538	2	9,436
Lease revenues	7,329	558	—	7,887
Transportation revenues	6,628	287	—	6,915
Other revenues	10,901	490	1	11,390
Total tax-exempt debt securities	70,145	4,372	3	74,514
Total securities available for sale	$301,720	$7,845	$4,520	$305,045

	December 31, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$21,036	$212	$384	$20,864
Residential mortgage-backed securities:
Government-sponsored agencies	70,379	1,031	435	70,975
Nongovernment-sponsored entities	10,253	17	41	10,229
State and political subdivisions
General obligations	12,603	25	171	12,457
Water and sewer revenues	7,170	71	114	7,127
Lease revenues	5,310	25	77	5,258
University revenues	5,917	164	16	6,065
Other revenues	18,831	344	109	19,066
Corporate debt securities	18,268	81	149	18,200
Asset-backed securities	33,826	—	812	33,014
Total taxable debt securities	203,593	1,970	2,308	203,255
Tax-exempt debt securities
State and political subdivisions
General obligations	36,673	2,526	—	39,199
Water and sewer revenues	9,565	633	—	10,198
Lease revenues	8,455	598	—	9,053
Other revenues	13,929	728	7	14,650
Total tax-exempt debt securities	68,622	4,485	7	73,100
Total securities available for sale	$272,215	$6,455	$2,315	$276,355

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$18,077	$875	$25	$18,927
Texas	12,696	547	36	13,207
Michigan	10,826	635	—	11,461
New York	10,485	487	—	10,972
Illinois	9,246	441	—	9,687

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at March 31, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,028	$29,995
Due from one to five years	88,141	88,321
Due from five to ten years	75,737	75,248
Due after ten years	107,814	111,481
	$301,720	$305,045

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2020 and 2019 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2020
Securities available for sale	$74,750	$2,200	$6,374	$1,038	$—

2019
Securities available for sale	$79,776	$1,100	$4,684	$105	$108

We held 81 available for sale securities having an unrealized loss at March 31, 2020.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and is not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2020 and December 31, 2019.

	March 31, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	21	$5,938	$1	$13,813	$341	$19,751	$342
Residential mortgage-backed securities:
Government-sponsored agencies	9	2,780	177	9,089	244	11,869	421
Nongovernment-sponsored entities	7	8,267	241	2,809	141	11,076	382
State and political subdivisions:
General obligations	4	4,625	15	—	—	4,625	15
Water and sewer revenues	5	4,861	116	—	—	4,861	116
Lease revenues	2	2,800	21	—	—	2,800	21
Other revenues	5	5,286	70	—	—	5,286	70
Corporate debt securities	6	4,017	180	1,871	129	5,888	309
Asset-backed securities	20	9,756	534	30,305	2,307	40,061	2,841
Tax-exempt debt securities
State and political subdivisions:
Water and sewer revenues	1	560	2	—	—	560	2
Other revenues	1	157	1	—	—	157	1
Total	81	$49,047	$1,358	$57,887	$3,162	$106,934	$4,520

	December 31, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$14,903	$384	$14,903	$384
Residential mortgage-backed securities:
Government-sponsored agencies	21	12,298	96	15,174	339	27,472	435
Nongovernment-sponsored entities	4	8,323	41	—	—	8,323	41
State and political subdivisions:
General obligations	10	10,581	171	—	—	10,581	171
Water and sewer revenues	4	4,421	114	—	—	4,421	114
Lease revenues	4	4,235	77	—	—	4,235	77
University revenues	1	1,307	16	—	—	1,307	16
Other revenues	6	6,517	109	—	—	6,517	109
Corporate debt securities	6	1,686	3	3,739	146	5,425	149
Asset-backed securities	15	3,441	34	29,573	778	33,014	812
Tax-exempt debt securities
State and political subdivisions:
Other revenues	2	1,183	7	—	—	1,183	7
Total	88	$53,992	$668	$63,389	$1,647	$117,381	$2,315

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and the ACLL. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

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

Commercial-related loans or portions thereof are charged off to the ACLL when the loss has been confirmed.  This determination is made on a case by case basis considering many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.  We deem a loss confirmed when a loan or a portion of a loan is classified “loss” in accordance with bank regulatory classification guidelines, which state, “Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted”.

Consumer-related loans are generally charged to the ACLL upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy.  For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.  Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due.  Other consumer loans, if collateralized, are generally charged down to net realizable value at 120 days past due.

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	March 31, 2020	December 31, 2019
Commercial	$236,622	$220,452
Commercial real estate - owner occupied
Professional & medical	88,518	81,973
Retail	118,535	100,993
Other	124,433	93,253
Commercial real estate - non-owner occupied
Hotels & motels	120,201	128,665
Mini-storage	55,097	50,913
Multifamily	142,918	164,398
Retail	107,420	102,989
Other	154,983	182,242
Construction and development
Land & land development	92,332	84,112
Construction	43,121	37,523
Residential 1-4 family real estate
Personal residence	276,189	260,843
Rental - small loan	102,351	101,080
Rental - large loan	64,944	63,986
Home equity	75,170	76,568
Mortgage warehouse lines	166,826	126,237
Consumer	35,344	35,021
Other
Credit cards	1,673	1,453
Overdrafts	592	798
Total loans, net of unearned fees	2,007,269	1,913,499
Less allowance for credit losses - loans	24,608	13,074
Loans, net	$1,982,661	$1,900,425

Allowance for Credit Losses - Loans
The ACLL is a valuation allowance, estimated at each balance sheet date in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the ACLL represents our best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate (the “life-of-loan” concept). The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a troubled debt restructuring will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The ACLL losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty, but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Expected credit losses are reflected in the ACLL through a charge to provision for credit losses. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACLL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACLL when received.
Loan Pools. In calculating the ACLL, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. We have identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

▪	Commercial

•	Commercial real estate - owner occupied

▪	Professional & medical

▪	Retail

▪	Other

•	Commercial real estate - non-owner occupied

▪	Hotels & motels

▪	Mini-storage

▪	Multifamily

▪	Retail

▪	Other

•	Construction & development

▪	Land & land development

▪	Construction

•	Residential 1-4 family real estate

▪	Personal residence

▪	Rental - small loan

▪	Rental - large loan

▪	Home equity

•	Mortgage warehouse lines

•	Consumer

•	Other

▪	Credit cards

▪	Overdrafts

Residential 1-4 family rentals are classified as small loan if the original loan amount is less than $600,000 and classified as large loan if the original loan amount equals or exceeds $600,000.

We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

The Company’s methodology for estimating the ACLL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodology applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Our methodology reverts to historical loss information immediately when it can no longer develop reasonable and supportable forecasts.

Loss-Rate Method. We use a loss-rate (“cohort”) method to estimate expected credit losses for all loan pools. The cohort method identifies and captures the balances of pooled loans with similar risk characteristics, as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives, or until the loans are “exhausted” (reached an acceptable stage at which a significant majority of all losses are expected to have been recognized). This method encompasses loan balances for as long as the loans are outstanding, so while significant history is required to represent the life-of-loan concept, this method does not require as much history due to its inclusion of loan balances in multiple cohort periods.
Qualitative Factors. We qualitatively adjust our loan loss rates for risk factors that are not otherwise considered within our model but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease our estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
One Q-Factor adjustment to our loss rates is consideration of reasonable and supportable forecasts of economic conditions. In arriving at a reasonable and supportable economic forecast, we primarily consider the forecasted unemployment rates for the U.S., West Virginia and Virginia as loss drivers for each segmented loan pool. Secondarily, we consider the following forecasted economic data for one or more of our segmented loan pools depending on the nature of the underlying loan pool: housing price indices (U.S., West Virginia & Virginia), single-family housing starts (West Virginia & Virginia), multi-family housing starts (West Virginia &

Virginia), personal income growth (U.S., West Virginia & Virginia), U.S. consumer confidence, rental vacancy rates (U.S.), and U.S. % change in gross domestic product.
Other risks that we may consider in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iii) changes in the experience, ability, and depth of our lending management and staff, (iv) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (v) changes in the quality of our credit review function, (vi) changes in the value of the underlying collateral for loans that are non-collateral dependent, (vii) the existence, growth, and effect of any concentrations of credit and (viii) other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

Collateral Dependent Loans. We may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Troubled Debt Restructuring. A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACLL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. TDRs that are considered material ($500,000 and greater) are evaluated individually to determine the required ACLL. TDRs that are not considered material may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACLL.

The following table presents the activity in the ACLL by portfolio segment during the first three months of 2020:

	For the Three Months Ended March 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Day 1 Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$174	$—	$(25)	$7	$2,441
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	36	—	—	—	704
Retail	820	(272)	558	153	—	10	1,269
Other	821	(137)	506	—	—	—	1,190
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,688	—	—	—	1,987
Mini-storage	485	(311)	31	—	—	—	205
Multifamily	1,534	8	(808)	—	—	—	734
Retail	964	279	202	—	(342)	2	1,105
Other	1,721	(1,394)	(31)	—	—	—	296
Construction and development
Land & land development	600	2,136	1,273	111	(3)	3	4,120
Construction	242	996	440	—	—	—	1,678
Residential 1-4 family real estate
Personal residence	1,275	1,282	433	146	(4)	17	3,149
Rental - small loan	532	1,453	128	—	(20)	72	2,165
Rental - large loan	49	2,884	(246)	—	—	—	2,687
Home equity	138	308	62	—	(23)	2	487
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	179	—	(118)	38	240
Other
Credit cards	—	12	29	—	(30)	5	16
Overdrafts	—	182	45	—	(133)	41	135
Total	$13,074	$6,926	$4,699	$410	$(698)	$197	$24,608

The following table presents, as of March 31, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	March 31, 2020
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$5,012	$231,610	$236,622	$40	$2,401	$2,441
Commercial real estate - owner occupied
Professional & medical	3,846	84,672	88,518	404	300	704
Retail	6,554	111,981	118,535	—	1,269	1,269
Other	—	124,433	124,433	—	1,190	1,190
Commercial real estate - non-owner occupied
Hotels & motels	—	120,201	120,201	—	1,987	1,987
Mini-storage	—	55,097	55,097	—	205	205
Multifamily	—	142,918	142,918	—	734	734
Retail	2,522	104,898	107,420	57	1,048	1,105
Other	5,337	149,646	154,983	—	296	296
Construction and development
Land & land development	1,641	90,691	92,332	577	3,543	4,120
Construction	—	43,121	43,121	—	1,678	1,678
Residential 1-4 family real estate
Personal residence	617	275,572	276,189	—	3,149	3,149
Rental - small loan	782	101,569	102,351	16	2,149	2,165
Rental - large loan	4,421	60,523	64,944	—	2,687	2,687
Home equity	523	74,647	75,170	—	487	487
Consumer	—	35,344	35,344	—	240	240
Other
Credit cards	—	1,673	1,673	—	16	16
Overdrafts	—	592	592	—	135	135
Mortgage warehouse lines	—	166,826	166,826	—	—	—
Total	$31,255	$1,976,014	$2,007,269	$1,094	$23,514	$24,608

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	March 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$5,012	$5,012	$40
Commercial real estate - owner occupied
Professional & medical	1,597	—	1,597	162
Retail	2,265	—	2,265	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	651	—	651	56
Other	2,957	—	2,957	—
Construction and development
Land & land development	1,006	—	1,006	577
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	617	—	617	—
Rental - small loan	782	—	782	16
Rental - large loan	3,328	—	3,328	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$13,203	$5,012	$18,215	$851

The following table presents the activity in the ACLL by portfolio segment for the year ended December 31, 2019, as determined in accordance with ASC 310 prior to the January 1, 2020 adoption of ASC 326:

	For the Year Ended December 31, 2019
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial	$1,705	$(281)	$17	$(295)	$1,146
Commercial real estate
Owner occupied	2,214	(2)	21	467	2,700
Non-owner occupied	5,742	(170)	1	366	5,939
Construction and development
Land & land development	339	(2)	108	155	600
Construction	64	—	—	178	242
Residential real estate
Non-jumbo	2,090	(979)	125	576	1,812
Jumbo	379	—	—	(368)	11
Home equity	167	(24)	19	(24)	138
Mortgage warehouse lines	—	—	—	—	—
Consumer	79	(285)	168	173	135
Other	268	(360)	121	322	351
Total	$13,047	$(2,103)	$580	$1,550	$13,074

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of March 31, 2020 and December 31, 2019.

	At March 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$248	$119	$393	$760	$235,862	$—
Commercial real estate - owner occupied
Professional & medical	10	—	1,734	1,744	86,774	—
Retail	933	—	2,439	3,372	115,163	—
Other	—	—	345	345	124,088	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	120,201	—
Mini-storage	—	—	—	—	55,097	—
Multifamily	—	—	211	211	142,707	—
Retail	—	178	651	829	106,591	—
Other	986	114	51	1,151	153,832	—
Construction and development
Land & land development	53	—	11	64	92,268	—
Construction	—	—	—	—	43,121	—
Residential 1-4 family real estate
Personal residence	2,935	943	1,332	5,210	270,979	—
Rental - small loan	271	54	1,412	1,737	100,614	—
Rental - large loan	1,093	—	—	1,093	63,851	—
Home equity	61	124	154	339	74,831	—
Mortgage warehouse lines	—	—	—	—	166,826	—
Consumer	154	83	33	270	35,074	—
Other
Credit cards	4	3	12	19	1,654	12
Overdrafts	—	—	—	—	592	—
Total	$6,748	$1,618	$8,778	$17,144	$1,990,125	$12

	At December 31, 2019
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$216	$—	$483	$699	$219,753	$—
Commercial real estate - owner occupied
Professional & medical	—	137	1,602	1,739	80,234	—
Retail	118	—	2,434	2,552	98,441	—
Other	—	—	—	—	93,253	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,665	—
Mini-storage	—	—	—	—	50,913	—
Multifamily	809	—	7	816	163,582	—
Retail	71	179	968	1,218	101,771	—
Other	—	—	387	387	181,855	—
Construction and development
Land & land development	208	28	188	424	83,688	—
Construction	—	—	138	138	37,385	—
Residential 1-4 family real estate
Personal residence	3,361	806	937	5,104	255,739	—
Rental - small loan	810	21	940	1,771	99,309	—
Rental - large loan	—	—	—	—	63,986	—
Home equity	760	—	223	983	75,585	—
Mortgage warehouse lines	—	—	—	—	126,237	—
Consumer	190	79	70	339	34,682	—
Other
Credit cards	19	6	42	67	1,386	42
Overdrafts	—	—	—	—	798	—
Total	$6,562	$1,256	$8,419	$16,237	$1,897,262	$42

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2020 and December 31, 2019.

	March 31,		December 31,
	2020		2019
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$660	$—	$864	$76
Commercial real estate - owner occupied
Professional & medical	1,734	—	1,602	—
Retail	2,554	2,265	2,552	2,262
Other	388	—	43	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	55	—	57	—
Multifamily	211	—	38	31
Retail	651	167	1,120	527
Other	51	—	388	40
Construction and development
Land & land development	11	—	188	—
Construction	—	—	138	—
Residential 1-4 family real estate
Personal residence	1,997	—	2,485	423
Rental - small loan	2,136	83	1,635	150
Rental - large loan	—	—	—	—
Home equity	210	—	284	—
Mortgage warehouse lines	—	—	—	—
Consumer	53	—	74	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$10,711	$2,515	$11,468	$3,509

Credit Quality Indicators: We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  We internally grade all commercial loans at the time of loan origination. In addition, we perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure of $5.0 million, at which time these loans are re-graded. We use the following definitions for our risk grades:

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	March 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$9,821	$44,711	$31,911	$25,730	$16,175	$14,658	$84,372	$—	$227,378
	Special Mention	—	45	1,966	86	134	914	432	—	3,577
	Substandard	1,166	216	244	9	117	128	3,787	—	5,667
Total Commercial		10,987	44,972	34,121	25,825	16,426	15,700	88,591	—	236,622

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	4,085	6,131	2,625	27,712	3,910	37,578	3,299	—	85,340
	Special Mention	1,188	—	—	—	—	256	—	—	1,444
	Substandard	—	—	—	—	137	1,597	—	—	1,734
Total Professional & Medical		5,273	6,131	2,625	27,712	4,047	39,431	3,299	—	88,518

Retail	Pass	18,461	39,838	5,326	11,538	6,401	30,548	2,411	—	114,523
	Special Mention	—	—	—	590	9	859	—	—	1,458
	Substandard	—	—	—	—	—	2,554	—	—	2,554
Total Retail		18,461	39,838	5,326	12,128	6,410	33,961	2,411	—	118,535

Other	Pass	13,415	15,232	17,585	9,744	21,576	35,532	9,719	—	122,803
	Special Mention	—	—	—	—	—	807	—	—	807
	Substandard	—	—	—	360	—	420	43	—	823
Total Other		13,415	15,232	17,585	10,104	21,576	36,759	9,762	—	124,433

Total Commercial Real Estate - Owner Occupied		37,149	61,201	25,536	49,944	32,033	110,151	15,472	—	331,486

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,457	61,358	18,043	9,942	10,997	14,858	1,546	—	120,201
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		3,457	61,358	18,043	9,942	10,997	14,858	1,546	—	120,201

Mini-storage	Pass	3,742	19,158	15,230	4,081	7,407	5,250	174	—	55,042
	Special Mention	—	—	—	—	—	55	—	—	55
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		3,742	19,158	15,230	4,081	7,407	5,305	174	—	55,097

Multifamily	Pass	4,345	27,186	27,440	19,281	11,435	49,939	2,947	—	142,573
	Special Mention	—	—	—	—	—	104	—	—	104
	Substandard	—	—	—	—	—	241	—	—	241
Total Multifamily		4,345	27,186	27,440	19,281	11,435	50,284	2,947	—	142,918

	March 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Retail	Pass	3,978	25,968	12,380	8,552	5,934	44,012	5,037	—	105,861
	Special Mention	—	—	—	178	—	585	—	—	763
	Substandard	—	—	—	—	—	796	—	—	796
Total Retail		3,978	25,968	12,380	8,730	5,934	45,393	5,037	—	107,420

Other	Pass	6,012	21,200	51,880	11,228	28,061	31,540	1,780	—	151,701
	Special Mention	—	—	—	—	—	274	—	—	274
	Substandard	—	—	—	—	—	3,008	—	—	3,008
Total Other		6,012	21,200	51,880	11,228	28,061	34,822	1,780	—	154,983

Total Commercial Real Estate - Non-Owner Occupied		21,534	154,870	124,973	53,262	63,834	150,662	11,484	—	580,619

Construction and Development

Land & land development	Pass	1,634	33,039	9,603	5,368	7,059	24,530	9,048	—	90,281
	Special Mention	—	—	14	—	—	727	—	—	741
	Substandard	—	—	—	—	15	1,295	—	—	1,310
Total Land & land development		1,634	33,039	9,617	5,368	7,074	26,552	9,048	—	92,332

Construction	Pass	2,677	23,791	8,499	6,190	—	—	1,964	—	43,121
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		2,677	23,791	8,499	6,190	—	—	1,964	—	43,121

Total Construction and Development		4,311	56,830	18,116	11,558	7,074	26,552	11,012	—	135,453

Residential 1-4 Family Real Estate

Personal residence	Pass	7,744	32,737	29,372	22,589	25,890	133,941	—	—	252,273
	Special Mention	—	188	63	122	131	13,160	—	—	13,664
	Substandard	—	156	534	382	409	8,771	—	—	10,252
Total Personal Residence		7,744	33,081	29,969	23,093	26,430	155,872	—	—	276,189

Rental - small loan	Pass	4,233	18,803	14,402	13,068	12,026	28,924	4,551	—	96,007
	Special Mention	112	471	253	3	203	2,081	32	—	3,155
	Substandard	—	—	—	—	254	2,935	—	—	3,189
Total Rental - Small Loan		4,345	19,274	14,655	13,071	12,483	33,940	4,583	—	102,351

Rental - large loan	Pass	2,664	8,129	7,912	7,142	8,460	23,749	1,003	—	59,059
	Special Mention	—	1,430	—	—	1,093	34	—	—	2,557
	Substandard	—	—	—	—	—	3,328	—	—	3,328
Total Rental - Large Loan		2,664	9,559	7,912	7,142	9,553	27,111	1,003	—	64,944

Home equity	Pass	66	—	91	86	134	1,439	71,143	—	72,959
	Special Mention	—	—	—	40	—	142	1,354	—	1,536
	Substandard	—	—	—	—	—	343	332	—	675
Total Home Equity		66	—	91	126	134	1,924	72,829	—	75,170

	March 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Total Residential 1-4 Family Real Estate		14,819	61,914	52,627	43,432	48,600	218,847	78,415	—	518,654

Mortgage warehouse lines	Pass	—	—	—	—	—	—	166,826	—	166,826
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	166,826	—	166,826

Consumer	Pass	4,026	14,306	7,234	3,000	1,983	1,907	645	—	33,101
	Special Mention	183	752	408	268	119	71	17	—	1,818
	Substandard	76	181	29	33	66	12	28	—	425
Total Consumer		4,285	15,239	7,671	3,301	2,168	1,990	690	—	35,344

Other

Credit cards	Pass	1,673	—	—	—	—	—	—	—	1,673
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,673	—	—	—	—	—	—	—	1,673

Overdrafts	Pass	592	—	—	—	—	—	—	—	592
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		592	—	—	—	—	—	—	—	592

Total Other		2,265	—	—	—	—	—	—	—	2,265

Total		$95,350	$395,026	$263,044	$187,322	$170,135	$523,902	$372,490	$—	$2,007,269

At March 31, 2020, we had TDRs of $25.8 million, of which $22.4 million were current with respect to restructured contractual payments. At December 31, 2019, our TDRs totaled $25.7 million, of which $22.9 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following tables present by class the TDRs that were restructured during the three months ended March 31, 2020 and March 31, 2019. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied
Professional & medical	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Other	1	361	361	1	325	325
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	—	—
Mini-storage	—	—	—	—	—	—
Multifamily	—	—	—	1	35	35
Retail	—	—	—	2	162	162
Other	—	—	—	1	126	126
Construction and development
Land & land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential 1-4 family real estate				—	—	—
Personal residence	—	—	—	3	151	151
Rental - small loan	—	—	—	4	259	259
Rental - large loan	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	—	—	—	1	16	16
Total	1	$361	$361	13	$1,074	$1,074

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial	—	$—	2	$157
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	—	—	—	—
Other	1	361	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	—	—	—	—
Other	—	—	1	127
Construction and development
Land & land development	—	—	—	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	4	614
Rental - small loan	—	—	3	146
Rental - large loan	—	—	—	—
Home equity	—	—	—	—
Mortgage warehouse lines	—	—	—	—
Consumer	—	—	—	—
Total	1	$361	10	$1,044

As of April 30, 2020, we had executed 550 modifications to interest only or principal and interest deferrals on outstanding loan balances of $338 million in connection with the COVID-19 relief provided by the CARES Act. These modifications and deferrals were generally no more than 6 months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

On January 1, 2020, we purchased loans, for which there was, at the time of acquisition, more than significant deterioration of credit quality since origination (PCD loans). The carrying amount of these loans at acquisition is as follows:

Dollars in thousands	January 1, 2020
Purchase price of PCD loans at acquisition	$1,877
Allowance for credit losses - loans at acquisition	410
Non-credit discount at acquisition	159
Par value of PCD loans at acquisition	1,308

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during first quarter 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic. We performed Step 1 of the goodwill impairment test and determined that there were no indicators of impairment noted as of March 31, 2020.

The following tables present our goodwill activity for the quarter ending March 31, 2020 and the balance of other intangible assets at March 31, 2020 and December 31, 2019.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2020	$12,658
Acquired goodwill	10,822
Balance, March 31, 2020	$23,480

	Other Intangible Assets
Dollars in thousands	March 31, 2020	December 31, 2019
Identifiable intangible assets
Gross carrying amount	$15,444	$14,727
Less: accumulated amortization	(4,792)	(4,363)
Net carrying amount	$10,652	$10,364

We recorded amortization expense of $429,000 and $476,000 for the three months ended March 31, 2020 and 2019, respectively, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Nine month period ending December 31, 2020	$1,215
Year ending December 31, 2021	1,511
Year ending December 31, 2022	1,377
Year ending December 31, 2023	1,243
Year ending December 31, 2024	1,110
Thereafter	4,126

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2020 and December 31, 2019:

Dollars in thousands	March 31, 2020	December 31, 2019
Demand deposits, interest bearing	$648,214	$630,351
Savings deposits	457,010	418,096
Time deposits	602,244	604,237
Total	$1,707,468	$1,652,684

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $111.2 million and $150.6 million at March 31, 2020 and December 31, 2019, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2020 is as follows:

Dollars in thousands
Nine month period ending December 31, 2020	$290,895
Year ending December 31, 2021	214,158
Year ending December 31, 2022	43,970
Year ending December 31, 2023	19,402
Year ending December 31, 2024	14,050
Thereafter	19,769
Total	$602,244

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $196.0 million at March 31, 2020 and $198.1 million at December 31, 2019.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2020		2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$161,600	$145	$186,150	$142
Average balance outstanding for the period	119,462	145	198,878	1,419
Maximum balance outstanding at any month end during period	161,600	145	190,000	142
Weighted average interest rate for the period	1.65%	1.41%	2.71%	2.47%
Weighted average interest rate for balances
outstanding at March 31	0.48%	0.25%	2.75%	2.50%

	Year Ended December 31, 2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$199,200	145
Average balance outstanding for the period	193,992	458
Maximum balance outstanding at any month end during period	237,400	145
Weighted average interest rate for the period	2.48%	2.43%
Weighted average interest rate for balances
outstanding at December 31	1.83%	1.75%

Long-term borrowings:  Our long-term borrowings of $712,000 and $717,000 at March 31, 2020 and December 31, 2019, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.22 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations..

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at March 31, 2020 and December 31, 2019.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2020	$14	$—
	2021	19	—
	2022	21	—
	2023	22	—
	2024	23	—
	Thereafter	613	19,589
		$712	$19,589

NOTE 10.  SHARE-BASED COMPENSATION

Under the 2014 Long-Term Incentive Plan (“2014 LTIP”), stock options, SARs and RSUs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees.

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

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.43%	2.51%
Expected dividend yield	2.30%	2.30%
Expected common stock volatility	35.71%	40.84%
Expected life	6.5 years	7.0 years

A summary of our SAR and stock option activity the first three months of 2020 and 2019 is as follows:

	For the Three Months Ended March 31,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, March 31	330,703	$1,039	7.08	$20.44

Exercisable, March 31	146,031	$732	6.24	$18.18

	For the Three Months Ended March 31,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, March 31	370,216	$2,478	7.83	$19.82

Exercisable, March 31	111,058	$1,129	6.16	$15.77

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During first quarter 2020, we granted 1,846 RSUs which will fully vest on the 2 anniversary of the grant date. During 2019, we granted 2,892 RSUs which will vest ratably over 3 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	25.93
Granted	1,846	27.09
Exercised	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2020	4,738	26.38

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2020 and 2019, total stock compensation expense for all share-based arrangements was $162,000 and $132,000 and the related deferred tax benefits were approximately $39,000 and $32,000.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2020
Commitments to extend credit:
Revolving home equity and credit card lines	$70,168
Construction loans	147,681
Other loans	215,004
Standby letters of credit	16,732
Total	$449,585

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 6 - Loans and Allowance for Credit Losses as if such commitments were funded.

The impact to the ACL on off-balance sheet credit exposures upon adoption of ASC 326 was $2.43 million, followed by a first quarter 2020 provision of $551,000 resulting in a March 31, 2020 balance of $2.98 million.
Litigation

We are not a party to litigation except for matters that arise in the normal course of business.  While it is impossible to ascertain the ultimate resolution or range of financial liability, if any, with respect to these contingent matters, in the opinion of management, after consultation with legal counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

NOTE 12.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2020, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules to provide an option to phase-in over a period of three years the day-one regulatory capital effects of the implementation of ASC 326. In March 2020, those agencies approved a final rule providing an option to delay the estimated impact on regulatory capital. We elected this optional phase-in period upon adoption of ASC 326 on January 1, 2020 and elected to delay the estimated impact. The initial impact of adoption as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption (collectively the “transition adjustments”) will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of March 31, 2020 and December 31, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
CET1 (to risk weighted assets)
Summit	$231,676	10.8%	N/A	N/A	N/A	N/A
Summit Community	250,530	11.7%	149,890	7.0%	139,183	6.5%
Tier I Capital (to risk weighted assets)
Summit	250,676	11.7%	N/A	N/A	N/A	N/A
Summit Community	250,530	11.7%	182,009	8.5%	171,303	8.0%
Total Capital (to risk weighted assets)
Summit	267,905	12.5%	N/A	N/A	N/A	N/A
Summit Community	267,759	12.5%	224,918	10.5%	214,207	10.0%
Tier I Capital (to average assets)
Summit	250,676	10.2%	N/A	N/A	N/A	N/A
Summit Community	250,530	10.2%	98,247	4.0%	122,809	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
CET1 (to risk weighted assets)
Summit	224,679	11.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	141,183	7.0%	131,099	6.5%
Tier I Capital (to risk weighted assets)
Summit	243,679	12.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	171,437	8.5%	161,352	8.0%
Total Capital (to risk weighted assets)
Summit	256,753	12.7%	N/A	N/A	N/A	N/A
Summit Community	257,119	12.7%	212,579	10.5%	202,456	10.0%
Tier I Capital (to average assets)
Summit	243,679	10.5%	N/A	N/A	N/A	N/A
Summit Community	244,045	10.6%	92,092	4.0%	115,116	5.0%
NOTE  13.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into four pay-fixed/receive LIBOR interest rate swaps as follows:

•
A $30 million notional interest rate swap expiring on October 18, 2020, was designated as a cash flow hedge of $30 million of variable rate Federal Home Loan Bank advances.  Under the terms of this swap we will pay a fixed rate of 2.89% and receive a variable rate equal to one month LIBOR.

•
A $40 million notional interest rate swap expiring on October 18, 2021, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 2.19% and receive a variable rate equal to three month LIBOR.

•
A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2023, was designated as a cash flow hedge of $20 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.07% and receive a variable rate equal to three month LIBOR.

•
A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, was designated as a cash flow hedge of $20 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.1055% and receive a variable rate equal to three month LIBOR.

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges as follows:

•
Under the terms of a $9.95 million original notional interest rate swap expiring January 15, 2025, we will pay a fixed rate of 4.33% and receive a variable rate equal to one month LIBOR plus 2.40 percent.

•
Under the terms of a $11.3 million original notional interest rate swap expiring January 15, 2026, we will pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18 percent.

A summary of our derivative financial instruments as of March 31, 2020 and December 31, 2019 follows:

	March 31, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,106	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,657	$—	$1,371	$—

	December 31, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$70,000	$—	$679	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,809	$—	$309	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 14. ACQUISITIONS

Cornerstone Financial Services Inc. Acquisition

On January 1, 2020, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Cornerstone Financial Services Inc. ("Cornerstone") and its subsidiary Cornerstone Bank, headquartered in West Union, West Virginia. With this transaction, Summit further expands its footprint into the central region of West Virginia. Pursuant to the Agreement and Plan of Merger dated September 17, 2019, Cornerstone's shareholders received cash in the amount of $5,700.00 per share or 228 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total stock consideration was $15.4 million or 570,000 shares of Summit common stock and cash consideration was $14.3 million. Cornerstone's assets and liabilities approximated $195 million and $176 million, respectively, at December 31, 2019 and was deemed immaterial to our financial statements.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of Cornerstone were recorded at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $10.82 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2020 in connection with the acquisition of Cornerstone, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by Cornerstone	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,250
Stock consideration			15,441
Total consideration			29,691

Identifiable assets acquired:
Cash and cash equivalents	$60,210	$—	$60,210
Securities available for sale, at fair value	90,154	(47)	90,107
Loans
Purchased performing	37,965	188	38,153
Purchased credit deteriorated	1,877	(569)	1,308
Allowance for loan losses	(312)	312	—
Premises and equipment	807	(142)	665
Property held for sale	10	—	10
Core deposit intangibles	—	717	717
Other assets	4,338	(474)	3,864
Total identifiable assets acquired	$195,049	$(15)	$195,034

Identifiable liabilities assumed:
Deposits	173,030	239	173,269
Other liabilities	3,303	(407)	2,896
Total identifiable liabilities assumed	$176,333	$(168)	$176,165

Net identifiable assets acquired	$18,716	$153	$18,869

Preliminary goodwill resulting from acquisition			$10,822

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

Premises and equipment: The fair value of Cornerstone's real property was determined based upon appraisals by licensed appraisers. The fair value of tangible personal property, which is not material, was assumed to equal the carrying value by Cornerstone.

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

Prior to adoption of ASC 326 on January 1, 2020, loans acquired in a business combination that had evidence of credit deterioration since origination and for which it was probable at the date of acquisition that we would not collect all contractually required principal and interest payments were considered purchased credit-impaired (PCI) loans. When determining fair value, PCI loans were identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition was accounted for as a"nonaccretable difference," and was available to absorb future credit losses on those loans. For purposes of determining the nonaccretable difference, no prepayments were generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows generally resulted in a provision for loan losses. Subsequent significant increases in cash flows could have resulted in a reversal of the provision for loan losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value was accounted for as accretable yield and was recognized as interest income over the remaining life of the loan when there was a reasonable expectation about the amount and timing of such cash flows.

Subsequent to adoption of ASC 326 on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

Loans not designated PCD loans as of the acquisition date are designated purchased performing loans. We account for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

The following presents the financial effects of adjustments recognized in the statements of income for the three months ended March 31, 2020 and 2019 related to business combinations that occurred during 2016, 2017, 2019 and 2020.

	Income increase (decrease)
	Three Months Ended March 31,
Dollars in thousands	2020	2019
Interest and fees on loans	$255	$(9)
Interest expense on deposits	98	88
Amortization of intangibles	(429)	(426)
Income before income tax expense	$(76)	$(347)

MVB Bank Branches Acquisition

On April 24, 2020, SCB expanded its presence in the Eastern Panhandle of West Virginia by acquiring three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. Summit assumed certain deposits and loans totaling approximately $195.0 million and $35.3 million, respectively. The purchase price, subject to a customary post-closing adjustment based on the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount, for the purchased assets at closing was $51.4 million consisting of (i) the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 8.00%, (ii) the aggregate amount of cash on hand as of the closing date, (iii) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans to be acquired), (iv) the appraised value of the real property to be acquired, and (v) accrued interest with respect to the loans to be acquired.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is changes in accumulated other comprehensive income by component, net of tax, for the three months ending March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive (loss) income before reclassification	—	—	(1,084)	169	(915)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(789)	(789)
Net current period other comprehensive loss	—	—	(1,084)	(620)	(1,704)
Ending balance	$(140)	$48	$(1,602)	$2,525	$831

	For the Three Months Ended March 31, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) income before reclassification	(328)	—	(9)	2,465	2,128
Amounts reclassified from accumulated other comprehensive income	—	—	—	2	2
Net current period other comprehensive income (loss)	(328)	—	(9)	2,467	2,130
Ending balance	$(328)	$139	$(323)	$1,626	$1,114

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended March 31, 2020 and March 31, 2019 totaled $1.2 million and $1.6 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2020 and 2019 was 20.9% and 18.4%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31,
	2020	2019
Dollars in thousands	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(2.5)%	(2.5)%
State income taxes, net of Federal income tax benefit	2.1%	2.0%
Low-income housing and rehabilitation tax credits	(0.8)%	(0.5)%
Other, net	1.1%	(1.6)%
Effective income tax rate	20.9%	18.4%

The components of applicable income tax expense for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2020	2019
Current
Federal	$1,269	$1,650
State	188	264
	1,457	1,914
Deferred
Federal	(232)	(274)
State	(35)	(39)
	(267)	(313)
Total	$1,190	$1,601

NOTE 17. REVENUE FROM CONTRACTS WITH CUSTOMERS

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
Dollars in thousands	2020	2019
Service fees on deposit accounts	$1,263	$1,180
Bank card revenue	933	814
Trust and wealth management fees	665	586
Insurance commissions	7	1,174
Other	111	87
Net revenue from contracts with customers	2,979	3,841
Non-interest income within the scope of other ASC topics	1,523	389
Total noninterest income	$4,502	$4,230

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2019 audited consolidated financial statements and Annual Report on Form 10-K.

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by us.  This Quarterly Report on Form 10-Q contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “estimates” and other similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could” are intended to identify such forward-looking statements.

Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Factors that might cause such a difference include: the effect of the COVID-19 crisis, including the negative impacts and disruptions on the communities we serve, and the domestic and global economy, which may have an adverse effect on our business; current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; fiscal and monetary policies of the Federal Reserve; future provisions for credit losses on loans and debt securities; changes in nonperforming assets; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the successful integration of operations of our acquisitions; changes in banking laws and regulations; changes in tax laws; the impact of technological advances; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. We undertake no obligation to revise these statements following the date of this filing.

OVERVIEW

On January 1, 2020, we acquired Cornerstone Financial Service, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank, Inc., headquartered in West Union, West Virginia. Cornerstone's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior-year first quarter period. On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC ("SIS"). Accordingly, their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year first quarter.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our Cornerstone acquisition and organic loan growth, average interest earning assets increased by 10.82% for the first three months in 2020 compared to the same period of 2019 while our net interest earnings on a tax equivalent basis increased 6.43%.  Our tax equivalent net interest margin increased 10 basis points as our yield on interest earning assets decreased 25 basis points while our cost of interest bearing funds decreased 35 basis points.

COVID-19 IMPACTS

Overview

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our clients, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well the effect of actions taken, or that may yet be taken, by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

Impact on our Operations
The resulting closures of non-essential businesses and related economic disruption has impacted our operations as well as the operations of our clients. In West Virginia and Virginia, financial services have been identified as essential services, and accordingly, our business remains open. To address the issues arising as a result of COVID-19, we have implemented various plans, strategies and protocols to protect our employees, maintain services for clients, assure the functional continuity of our operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect employees and assure workforce continuity and operational redundancy, we imposed business travel restrictions, enhanced our sanitizing protocols within our facilities and physically separated, to the extent possible, our critical operations workforce that cannot work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols throughout its bank branch network. We also maintained active communications with our critical vendors to assure all mission-critical activities and functions are being performed in line with our client-service standards. We continue to serve our customers that require branch access for account issues, safe deposit access and similar items by appointment and our customer contact center is successfully managing the volume of incoming calls.
Impact on our Financial Position and Results of Operations

Lending and Credit Risks

COVID-19 has had a material impact on our loan credit risks for first quarter 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Due to deteriorated forecasted economic scenarios since the pandemic was declared in early March, our need for additional ACL increased significantly. Should economic conditions worsen, we could experience further increases in our ACL and record additional credit loss expense.
We have taken actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we are either modifying to interest only or deferring the full loan payment for up to six months. Accordingly, the following table summarizes the aggregate balances of loans the Company has modified as result of COVID-19 through April 30, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 through April 30, 2020
Dollars in thousands	Total Loan Balance as of 3/31/2020	Interest Only Payments (6 Months or Less)	Payment Deferral (6 Months or Less)	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$120,201	$56,006	$45,778	$101,784	84.7%
Non-owner occupied retail stores	107,420	36,105	12,683	48,788	44.0%
Owner-occupied retail stores	118,535	21,289	9,251	30,540	25.2%
Restaurants	7,416	2,173	1,988	4,161	53.1%
Oil & gas industry	32,297	914	4,425	5,339	16.5%
Other commercial	898,310	79,091	29,251	108,342	12.0%
Total Commercial Loans	1,284,179	195,578	103,376	298,954	23.1%
Residential 1-4 family personal	276,189	3,592	12,292	15,884	5.9%
Residential 1-4 family rentals	167,295	16,263	5,640	21,903	12.1%
Home equity	75,170	—	402	402	0.5%
Total Residential Real Estate Loans	518,654	19,855	18,334	38,189	7.1%
Consumer	35,344	336	632	968	2.8%
Mortgage warehouse lines	166,826	—	—	—	0.0%
Credit cards and overdrafts	2,266	—	—	—	0.0%
Total Loans	$2,007,269	$215,769	$122,342	$338,111	16.6%
Modified loans with deferred payments will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of March 31, 2020. We anticipate that the amounts of COVID-19 related loan modifications will continue to increase during Q2 2020.

Our loan interest income could be reduced due to COVID-19.  While interest and fees will still accrue to income, through normal accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact.
Summit is participating in the Paycheck Protection Program (“PPP”), a $660 billion low-interest business loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP Loan Program provides U.S. government guarantees for lenders, as well as loan forgiveness incentives for borrowers that predominately utilize the loan proceeds to cover employee compensation-related business costs. Through April 30, 2020, Summit had approved 639 PPP loans totaling $96.1 million. While we anticipate high levels of client utilization of the PPP loan program, our liquidity resources are adequate to meet the funding requirements of these loans.

Capital and Liquidity

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, management believes that our financial position, including high levels of capital and liquidity, will allow us to successfully endure the negative economic impacts of the crisis. Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At March 31, 2020, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.2% at March 31, 2020, which represents over two times its well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At March 31, 2020, the Company’s cash and cash equivalent balances were $41.5 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At March 31, 2020, the Company’s available-for-sale securities portfolio totaled $305.0 million, $205.8 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at March 31, 2020 was $689.2 million, and it maintained $177.1 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window. The Company has not experienced significant draws on clients’ available commercial lines of credit and home equity lines of credit due to the COVID-19 crisis, nor has it observed any significant or unusual client activity that portends unmanageable levels of stress on the our liquidity profile.
The COVID-19 crisis is expected to continue to impact our financial results, as well as demand for our services and products during the second quarter of 2020 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future revenues, earnings results, allowance for credit losses, capital reserves and liquidity are unknown at present.

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
Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2019 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of ACL in accordance with the ASC 326 (as adopted on January 1, 2020), fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available. Refer to

Note 6 of the accompanying consolidated financial statements for a discussion of the methodogy we employ regarding the ACL.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2019.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2020 was $4.5 million, or $0.35 per diluted share, compared to $7.1 million, or $0.56 per diluted share for the same period of 2019. The decrease in earnings for the three months ended March 31, 2020 was primarily attributable to increased provision for credit losses, higher writedowns on foreclosed properties, increased merger-related expenses and fewer insurance commissions due to the sale of our insurance subsidiary in early 2019. Partially offsetting these negative factors were increased net interest income and larger gains on sales of securities. Returns on average equity and assets for the first three months of 2020 were 6.92% and 0.73%, respectively, compared with 12.28% and 1.27% for the same period of 2019.

Cornerstone’s results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2020 results reflect increased levels of average balances, income and expense as compared to the same periods of 2019 results. At consummation (prior to fair value acquisition adjustments), Cornerstone had total assets of $195.0 million, net loans of $39.8 million, and deposits of $173.0 million. Also impacting comparability of results is the sale of SIS. Their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three months ended March 31, however, historically SIS's results of operations accounted for less than $0.01 per share of the company's quarterly earnings.

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

Q1 2020 compared to Q4 2019

For the quarter ended March 31, 2020, our net interest income on a fully taxable-equivalent basis increased $1.6 million to $21.63 million compared to $20.01 million for the quarter end December 31, 2019. Our taxable-equivalent earnings on interest earning assets increased $572,000, while the cost of interest bearing liabilities decreased $1.0 million (see Tables I and II).

For the three months ended March 31, 2020 average interest earning assets increased to $2.32 billion compared to $2.19 billion for the three months ended December 31, 2019, while average interest bearing liabilities increased to $1.85 billion for the three months ended March 31, 2020 from $1.82 billion for the three months ended December 31, 2019.

For the quarter ended March 31, 2020, our net interest margin increased to 3.76%, compared to 3.63% for the linked quarter, as the yields on earning assets decreased 11 basis points, while the cost of our interest bearing funds decreased by 23 basis points. At acquisition, Cornerstone's deposit costs were significantly lower than Summit's cost of deposits, thus positively impacting our overall cost of funds.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.70% and 3.60% for the three months ended March 31, 2020 and December 31, 2019.

Q1 2020 compared to Q1 2019

For the quarter ended March 31, 2020, our net interest income on a fully taxable-equivalent basis increased $2.8 million to $21.63 million compared to $18.85 million for the quarter end March 31, 2019. Our taxable-equivalent earnings on interest earning assets increased $1.7 million, while the cost of interest bearing liabilities decreased $1.1 million (see Tables I and II).

For the three months ended March 31, 2020 average interest earning assets increased 10.8% to $2.32 billion compared to $2.09 billion for the three months ended March 31, 2019, while average interest bearing liabilities increased 6.0% from $1.74 billion for the three months ended March 31, 2019 to $1.85 billion for the three months ended March 31, 2020.

For the quarter ended March 31, 2020, our net interest margin increased to 3.76%, compared to 3.66% for the same period of 2019, as the yields on earning assets decreased 25 basis points, while the cost of our interest bearing funds decreased by 35 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.64% for the three months ended March 31, 2019.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2020			December 31, 2019			March 31, 2019
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$1,935,473	$25,089	5.21%	$1,853,197	$24,622	5.27%	$1,712,286	$22,907	5.43%
Tax-exempt (2)	14,873	185	5.00%	15,738	189	4.76%	14,907	184	5.01%
Securities
Taxable	258,889	1,757	2.73%	218,375	1,654	3.00%	195,932	1,687	3.49%
Tax-exempt (2)	70,239	699	4.00%	69,276	686	3.93%	114,831	1,139	4.02%
Federal funds sold and interest bearing deposits with other banks	35,648	98	1.11%	32,779	105	1.27%	51,187	230	1.82%
Total interest earning assets	2,315,122	27,828	4.83%	2,189,365	27,256	4.94%	2,089,143	26,147	5.08%
Noninterest earning assets
Cash & due from banks	14,422			12,932			12,825
Premises and equipment	46,151			44,136			38,404
Property held for sale	19,354			20,284			21,386
Other assets	101,492			83,197			91,954
Allowance for loan losses	(20,452)			(13,055)			(13,309)
Total assets	$2,476,089			$2,336,859			$2,240,403
Interest bearing liabilities
Interest bearing demand deposits	$643,955	$1,081	0.68%	$619,939	$1,378	0.88%	$556,766	$1,663	1.21%
Savings deposits	449,021	1,337	1.20%	351,653	1,201	1.35%	310,848	898	1.17%
Time deposits	615,102	2,933	1.92%	641,160	3,373	2.09%	654,404	3,003	1.86%
Short-term borrowings	119,607	630	2.12%	188,007	1,062	2.24%	200,297	1,472	2.98%
Long-term borrowings and capital trust securities	20,304	219	4.32%	20,308	230	4.49%	20,321	259	5.17%
Total interest bearing liabilities	1,847,989	6,200	1.35%	1,821,067	7,244	1.58%	1,742,636	7,295	1.70%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	339,340			248,159			248,354
Other liabilities	28,400			22,856			18,322
Total liabilities	2,215,729			2,092,082			2,009,312

Shareholders' equity	260,360			244,777			231,091
Total liabilities and shareholders' equity	$2,476,089			$2,336,859			$2,240,403
Net interest earnings		$21,628			$20,012			$18,852
Net yield on interest earning assets			3.76%			3.63%			3.66%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $185,000, $184,000, and $279,000 for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2020 vs. December 31, 2019			March 31, 2020 vs. March 31, 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$802	$(335)	$467	$3,071	$(889)	$2,182
Tax-exempt	(12)	8	(4)	1	—	1
Securities
Taxable	270	(167)	103	485	(415)	70
Tax-exempt	5	8	13	(434)	(6)	(440)
Federal funds sold and interest bearing deposits with other banks	8	(15)	(7)	(58)	(74)	(132)
Total interest earned on interest earning assets	1,073	(501)	572	3,065	(1,384)	1,681

Interest paid on:
Interest bearing demand deposits	49	(346)	(297)	237	(819)	(582)
Savings deposits	290	(154)	136	419	20	439
Time deposits	(147)	(293)	(440)	(169)	99	(70)
Short-term borrowings	(375)	(57)	(432)	(491)	(351)	(842)
Long-term borrowings and capital trust securities	—	(11)	(11)	—	(40)	(40)
Total interest paid on interest bearing liabilities	(183)	(861)	(1,044)	(4)	(1,091)	(1,095)

Net interest income	$1,256	$360	$1,616	$3,069	$(293)	$2,776

Noninterest Income

Total noninterest income for the three months ended March 31, 2020 increased 6.4% compared to same period in 2019 principally due to the increased realized securities gains, which was partially offset by lower insurance commissions due to the sale of SIS. Further detail regarding noninterest income is reflected in the following table.

Table V - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2020	2019
Insurance commissions	$7	$1,174
Trust and wealth management fees	665	586
Service charges on deposit accounts	1,263	1,180
Bank card revenue	933	814
Realized securities gains	1,038	(3)
Bank owned life insurance income	264	238
Other	332	241
Total	$4,502	$4,230

Noninterest Expense

Total noninterest expense increased 8.2% for the first three months of 2020 compared to the same period of 2019 with higher foreclosed properties expense, higher salaries, commissions, and employee benefits and increased merger expenses having the largest negative impacts and deferred director compensation plan income having the largest positive impact.  Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2020	$	%	2019
Salaries, commissions, and employee benefits	$7,672	$325	4.4%	$7,347
Net occupancy expense	883	(41)	(4.4)%	924
Equipment expense	1,429	250	21.2%	1,179
Professional fees	387	(16)	(4.0)%	403
Advertising and public relations	152	(1)	(0.7)%	153
Amortization of intangibles	429	(47)	(9.9)%	476
FDIC premiums	165	165	n/a	—
Bank card expense	503	64	14.6%	439
Foreclosed properties expense, net of losses	966	582	151.6%	384
Merger-related expenses	788	725	1,150.8%	63
Other	1,625	(867)	(34.8)%	2,492
Total	$14,999	$1,139	8.2%	$13,860

Salaries, commissions, and employee benefits: The increase in these expenses for the three months ended March 31, 2020 compared to the same period of 2019 is primarily due to an increase in number of employees, resulting from the Cornerstone acquisition, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the Cornerstone acquisition.

FDIC premiums: For the three months ended March 31, 2020, FDIC premiums increased as we are nearing the full utilization of the FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold. We expect increased assessments to continue throughout 2020.

Foreclosed properties expense, net of losses: During first quarter 2020, we recorded higher writedowns of foreclosed properties to their fair value with the goal of selling such properties more rapidly.

Merger-related expenses: Merger-related expenses during first quarter 2020 are related to the Cornerstone and MVB branch acquisitions.

Other: The decrease in other expenses for the three months ended March 31, 2020 is largely due to a $967,000 net increase in deferred director compensation plan income. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. As a result of the stock market’s deterioration during Q1 2020, we recognized $483,000 of deferred director compensation income in Q1 2020 compared to $484,000 expense in Q1 2019.

Income Taxes

Our income tax expense for the three months ended March 31, 2020 and March 31, 2019 totaled $1.2 million and $1.6 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2020 and 2019 was 20.9% and 18.4%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

Credit Experience

For purposes of this discussion, nonperforming assets include foreclosed properties, other repossessed assets, and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing TDRs are excluded from nonperforming loans.

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance to cover an estimate of the full amount of expected credit losses relative to loans. Our determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, change in the composition and risk characteristics of the loan portfolio, and the anticipated influence of national and local economic conditions.  The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

We recorded $5.25 million and $250,000 provisions for credit losses (for both funded loans and unfunded commitments) for the first three months of 2020 and 2019. The projected economic impact of COVID-19 on our loss drivers over the reasonable and supportable forecast period created the need for $5,100,000, of additional ACL, which includes the ACL for unfunded commitments. While not material, approximately $150,000 of the increase in required ACL was also driven by loans acquired during the quarter as a result of the acquisition of Cornerstone Bank. Changes in loan volume and the mix in the underlying portfolio were insignificant to the ACL for the quarter.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2019.

Table VII - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2020	2019	2019
Accruing loans past due 90 days or more	$12	$105	$42
Nonaccrual loans
Commercial	560	729	764
Commercial real estate	5,644	2,981	5,800
Commercial construction and development	—	—	—
Residential construction and development	11	24	326
Residential real estate	4,343	5,859	4,404
Consumer	53	146	74
Other	100	130	100
Total nonaccrual loans	10,711	9,869	11,468
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,866	1,841	1,930
Commercial construction and development	4,511	6,326	4,601
Residential construction and development	10,774	14,347	11,169
Residential real estate	1,136	1,879	1,576
Total foreclosed properties	18,287	24,393	19,276
Repossessed assets	49	34	17
Total nonperforming assets	$29,059	$34,401	$30,803
Total nonperforming loans as a percentage of total loans	0.53%	0.57%	0.60%
Total nonperforming assets as a percentage of total assets	1.16%	1.53%	1.28%
Allowance for loan losses as a percentage of nonperforming loans	229.49%	131.66%	113.58%
Allowance for loan losses as a percentage of period end loans	1.23%	0.76%	0.68%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2020 and 2019.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2020	2019
Beginning balance	$19,276	$21,432
Acquisitions	136	3,656
Improvements	585	1
Disposals	(764)	(447)
Writedowns to fair value	(946)	(249)
Balance March 31	$18,287	$24,393

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

Substantially all of our nonperforming loans are secured by real estate. The majority of these loans were underwritten in accordance with our loan-to-value policy guidelines which range from 70-85% at the time of origination.

At March 31, 2020 and December 31, 2019, our allowance for loan credit losses totaled $24.6 million, or 1.23% of total loans and $13.1 million, or 0.68% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

At March 31, 2020 and December 31, 2019 we had approximately $18.3 million and $19.3 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.51 billion at March 31, 2020 and $2.40 billion at December 31, 2019.  Table IX below is a summary of significant changes in our financial position between December 31, 2019 and March 31, 2020.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of Cornerstone Acquisition	Other Changes	Balance March 31,
Dollars in thousands	2019			2020
Assets
Cash and cash equivalents	$61,888	$60,210	$(80,644)	$41,454
Securities available for sale	276,355	90,075	(61,385)	305,045
Other investments	12,972	79	(1,247)	11,804
Loans, net	1,900,425	39,530	42,706	1,982,661
Property held for sale	19,276	10	(999)	18,287
Premises and equipment	44,168	807	2,103	47,078
Goodwill and other intangibles	23,022	—	11,110	34,132
Cash surrender value of life insurance policies	43,603	2,715	179	46,497
Other assets	21,783	1,605	2,976	26,364
Total assets	$2,403,492	$195,031	$(85,201)	$2,513,322

Liabilities
Deposits	$1,913,237	$173,030	$(41,353)	$2,044,914
Short-term borrowings	199,345	—	(37,600)	161,745
Long-term borrowings	717	—	(5)	712
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	22,840	3,287	4,210	30,337

Shareholders' Equity	247,764	18,714	(10,453)	256,025

Total liabilities and shareholders' equity	$2,403,492	$195,031	$(85,201)	$2,513,322

The following is a discussion of the significant changes in our financial position during the first three months of 2020:

Cash and cash equivalents: Net reduction of $80.6 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $14.3 million paid in conjunction with the Cornerstone acquisition.

Securities available for sale: The net decrease of $61.4 million in securities available for sale is principally a result of sales of a large portion of the acquired Cornerstone securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to fund loan growth and calls and maturities of brokered and direct CDs.

Loans: Mortgage warehouse lines of credit grew $40.6 million during first quarter 2020 as we expanded our existing line participations and established two new participations in light of strong mortgage refinance and home purchase activity nationally. Excluding mortgage warehouse lines of credit and Cornerstone loans acquired on January 1, 2020, organic loan growth was $13.4 million during the first three months of 2020, as the construction and development portfolio and commercial portfolio grew approximately $10.7 million and $14.5 million, respectively, while commercial real estate portfolio, residential real estate portfolio and consumer portfolios declined approximately $8.1 million, $1.1 million and $1.3 million, respectively.

Deposits: During the first three months of 2020, noninterest bearing checking deposits increased $76.9 million, interest bearing checking deposits grew $17.9 million, savings deposits grew $38.9 million, and retail CDs increased $44.3 million while brokered CDs declined $39.4 million and Direct CDs decreased $10.0 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with Cornerstone acquisition and proceeds from sales of securities.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income, dividends and the impact on retained earnings for adoption of ASC 326 on January 1, 2020.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.1 billion or 42.88% of total consolidated assets at March 31, 2020.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $852 million.  As of March 31, 2020 and December 31, 2019, these advances totaled approximately $162 million and $200 million, respectively.  At March 31, 2020, we had additional borrowing capacity of $689 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2020 was approximately $177 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

Liquidity risk represents the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, customer or creditor perception of financial strength, and events unrelated to Summit such as war, terrorism, pandemic or financial institution market specific issues.  The Asset/Liability Management Committee (“ALCO”), comprised of members of senior management and certain members of the Board of Directors, oversees our liquidity risk management process.   The ALCO develops and recommends policies and limits governing our liquidity to the Board of Directors for approval with the objective of ensuring that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal and “stressed” circumstances.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity.

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2020 totaled $256.0 million compared to $247.8 million at December 31, 2019.

Refer to Note 12 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2020.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2019	$14	$—	$297
2020	19	—	480
2021	21	—	443
2022	22	—	305
2023	23	—	261
Thereafter	613	19,589	1,325
Total	$712	$19,589	$3,111

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2020 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2020
Commitments to extend credit:
Revolving home equity and credit card lines	$70,168
Construction loans	147,681
Other loans	215,004
Standby letters of credit	16,732
Total	$449,585

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

Several techniques are available to monitor and control the level of interest rate risk.  We control interest rate risk principally by matching the maturities of our interest earning assets with similar maturing interest bearing liabilities and by hedging adverse risk exposures with derivative financial instruments such as interest rate swaps and caps. We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in interest rates is assumed to gradually take place over the next 12 months, and then remain stable, except for the up 400 scenario, which assumes a gradual increase in rates over 24 months.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2020.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.82%	0.97%
Up 100 basis points (1)	-2.96%	-0.35%
Up 200 basis points (1)	-2.72%	-1.55%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2020, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2020 were effective.  Effective January 1, 2020, the Company adopted ASC 326, Financial Instruments – Credit Losses. We implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASC 326. Many controls under this new standard mirror controls under prior GAAP. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASC 326, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factor is provided to supplement that discussion.

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our plans, the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to:

•	Severe unemployment and business disruption and decreased consumer confidence and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures.

•	Higher and more volatile credit loss expense and high potential for increased charge-offs.

•	Ratings downgrades, credit deterioration and defaults in many industries, particularly restaurants, hospitality, entertainment, energy and commercial real estate.

•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.

•	A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income.

•	A reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services.

Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce and the availability of our critical vendors. While its effects continue to materialize, the COVID-19 crisis has resulted in a significant decrease in commercial activity throughout our market area as well as nationally. This decrease in commercial activity may cause our clients and vendors to be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 crisis and public expectations about it, combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks and oil price volatility, could further destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with severely deteriorating economic conditions including the unemployment rate, which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans.

In addition, the economic pressures and uncertainties arising from the COVID-19 crisis may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover -- particularly those that rely on travel or large gatherings -- as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including restaurants, hotels/lodging, entertainment, energy, retail and commercial real estate, among others, that have been significantly impacted by COVID-19, and we are continuing to monitor these customers closely.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients could result in losses or increased operational costs, harm our reputation or result in regulatory fines, penalties and other sanctions. The COVID-19 crisis could still greatly affect our routine and essential operations due to further limited access to or closures of our branch facilities and other physical offices; and government or regulatory agency orders, among other things. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us.

The Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic.

We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the Payroll Protection Plan loan program are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the open market repurchase of up to 750,000 shares of the issued and outstanding shares of Summit's common stock ("February 2020 Repurchase Plan"). The timing and quantity of purchases under this stock repurchase plan are at the discretion of management. The plan may be discontinued, suspended, or restarted at any time at the Company's discretion.

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan for the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020	—	—	—	—
March 1, 2020 - March 31, 2020	66,611	19.21	66,611	683,389

(a)  Shares purchased under the February 2020 Repurchase Plan.

Item 6. Exhibits

Exhibit 2.1	Amendment to Purchase and Assumption Agreement by and between MVB Bank, Inc. and Summit Community Bank, Inc.

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
2.1	Amendment to Purchase and Assumption Agreement by and between MVB Bank, Inc. and Summit Community Bank, Inc.
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

*Furnished, not filed.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)	Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.

(b)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.

(c)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.

(d)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	May 8, 2020