Form 10-Q
period 2020-06-30
SUMMIT FINANCIAL GROUP INC
filed 2020-08-07
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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
Common Stock, $2.50 par value
12,976,946 shares outstanding as of August 6, 2020

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2020	December 31, 2019
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$16,572	$28,137
Interest bearing deposits with other banks	26,218	33,751
Cash and cash equivalents	42,790	61,888
Debt securities available for sale	322,539	276,355
Debt securities held to maturity (fair value of $81,609)	80,497	—
Other investments	8,875	12,972
Loans held for sale	4,040	1,319
Loans, net of unearned income	2,219,707	1,913,499
Less: allowance for credit losses - loans	(27,166)	(13,074)
Loans, net	2,192,541	1,900,425
Property held for sale	17,954	19,276
Premises and equipment, net	51,847	44,168
Accrued interest receivable	11,205	8,439
Goodwill and other intangible assets	48,513	23,022
Cash surrender value of life insurance policies and annuities	55,315	43,603
Other assets	25,235	12,025
Total assets	$2,861,351	$2,403,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$443,190	$260,553
Interest bearing	2,008,579	1,652,684
Total deposits	2,451,769	1,913,237
Short-term borrowings	90,945	199,345
Long-term borrowings	708	717
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	34,909	22,840
Total liabilities	2,597,920	2,155,728

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2020 - 12,976,946 shares and 2019 - 12,474,641 shares; outstanding: 2020 - 12,922,045 shares and 2019 - 12,408,542	94,539	80,084
Unallocated common stock held by Employee Stock Ownership Plan - 2020 - 54,901 shares and 2019 - 66,099 shares	(593)	(714)
Retained earnings	166,163	165,859
Accumulated other comprehensive income	3,322	2,535
Total shareholders' equity	263,431	247,764

Total liabilities and shareholders' equity	$2,861,351	$2,403,492

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, except per share amounts	2020	2019	2020	2019
Interest income
Interest and fees on loans
Taxable	$25,466	$24,184	$50,555	$47,090
Tax-exempt	158	168	304	314
Interest and dividends on securities
Taxable	1,453	1,607	3,211	3,292
Tax-exempt	800	789	1,352	1,689
Interest on interest bearing deposits with other banks	60	134	158	365
Total interest income	27,937	26,882	55,580	52,750
Interest expense
Interest on deposits	4,186	5,967	9,537	11,531
Interest on short-term borrowings	499	1,397	1,129	2,869
Interest on long-term borrowings and subordinated debentures	186	255	405	514
Total interest expense	4,871	7,619	11,071	14,914
Net interest income	23,066	19,263	44,509	37,836
Provision for credit losses	3,000	300	8,250	550
Net interest income after provision for credit losses	20,066	18,963	36,259	37,286
Noninterest income
Insurance commissions	24	606	31	1,780
Trust and wealth management fees	582	612	1,247	1,198
Mortgage origination revenue	641	164	855	315
Service charges on deposit accounts	882	1,224	2,145	2,405
Bank card revenue	1,087	893	2,020	1,707
Realized securities gains, net	—	1,086	1,038	1,082
Gain on sale of Summit Insurance Services, LLC	—	1,906	—	1,906
Bank owned life insurance and annuities income	275	248	539	486
Other	107	71	224	161
Total noninterest income	3,598	6,810	8,099	11,040
Noninterest expenses
Salaries, commissions and employee benefits	7,930	7,576	15,601	14,923
Net occupancy expense	977	880	1,860	1,803
Equipment expense	1,360	1,219	2,789	2,398
Professional fees	417	475	804	878
Advertising and public relations	93	155	244	308
Amortization of intangibles	410	420	839	897
FDIC premiums	110	88	275	88
Bank card expense	560	473	1,063	911
Foreclosed properties expense, net of gains/losses	240	1,545	1,207	1,930
Merger-related expenses	637	382	1,425	445
Other	2,463	2,116	4,088	4,608
Total noninterest expenses	15,197	15,329	30,195	29,189
Income before income tax expense	8,467	10,444	14,163	19,137
Income tax expense	1,518	1,880	2,708	3,481
Net income	$6,949	$8,564	$11,455	$15,656

Basic earnings per common share	$0.54	$0.68	$0.89	$1.24
Diluted earnings per common share	$0.54	$0.68	$0.88	$1.23
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2020	2019
Net income	$6,949	$8,564
Other comprehensive income (loss):
Net unrealized loss on cashflow hedge of: 2020 - ($1,072), net of deferred taxes of ($257); 2019 - ($545), net of deferred taxes of ($131)	(815)	(414)
Net unrealized gain on securities available for sale of: 2020 - $4,350, net of deferred taxes of $1,044; 2019 - $2,001, net of deferred taxes of $480 and reclassification adjustment for net realized gains included in net income of $1,086, net of tax of $261	3,306	1,521
Total other comprehensive income	2,491	1,107
Total comprehensive income	$9,440	$9,671

	For the Six Months Ended June 30,
Dollars in thousands	2020	2019
Net income	$11,455	$15,656
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedge of: 2020 - ($2,499), net of deferred taxes of ($600); 2019 - ($557), net of deferred taxes of ($134)	(1,899)	(423)
Net unrealized gain on securities available for sale of: 2020 - $3,534, net of deferred taxes of $848 and reclassification adjustment for net realized gains included in net income of $1,038, net of tax of $249; 2019 - $5,247, net of deferred taxes of $1,259 and reclassification adjustment for net realized gains included in net income of $1,082, net of tax of $260	2,686	3,988
Net unrealized loss on pension plan of: 2019 - ($432), net of deferred taxes of ($104)	—	(328)
Total other comprehensive income	787	3,237
Total comprehensive income	$12,242	$18,893

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance at March 31, 2020	$94,439	$(653)	$161,408	$831	$256,025

Three Months Ended June 30, 2020
Net income	—	—	6,949	—	6,949
Other comprehensive income	—	—	—	2,491	2,491
Vesting of RSUs - 651 shares	—	—	—	—	—
Share-based compensation expense	161	—	—	—	161
Unallocated ESOP shares committed to be released - 5,599 shares	31	60	—	—	91
Retirement of 8,722 shares of common stock	(162)	—	—	—	(162)
Common stock issuances from reinvested dividends - 4,273 shares	70	—	—	—	70
Common stock cash dividends declared ($0.17 per share)	—	—	(2,194)	—	(2,194)
Balance, June 30, 2020	$94,539	$(593)	$166,163	$3,322	$263,431

Balance March 31, 2019	$86,729	$(884)	$146,671	$1,114	$233,630

Three Months Ended June 30, 2019
Net income	—	—	8,564	—	8,564
Other comprehensive income	—	—	—	1,107	1,107
Exercise of stock options and SARs - 16,815 shares	7	—	—	—	7
Share-based compensation expense	149	—	—	—	149
Unallocated ESOP shares committed to be released - 5,115 shares	77	56	—	—	133
Retirement of 235,717 shares of common stock	(6,076)	—	—	—	(6,076)
Common stock issuances from reinvested dividends - 2,245 shares	60	—	—	—	60
Common stock cash dividends declared ($0.15 per share)	—	—	(1,873)	—	(1,873)
Balance, June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2019	$80,084	$(714)	$165,859	$2,535	$247,764

Six Months Ended June 30, 2020
Impact of adoption of ASC 326	—	—	(6,756)	—	(6,756)
Net income	—	—	11,455	—	11,455
Other comprehensive income	—	—	—	787	787
Vesting of RSUs - 651 shares	—	—	—	—	—
Share-based compensation expense	323	—	—	—	323
Unallocated ESOP shares committed to be released - 11,198 shares	101	121	—	—	222
Retirement of 75,333 shares of common stock	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 6,987 shares	121	—	—	—	121
Common stock cash dividends declared ($0.34 per share)	—	—	(4,395)	—	(4,395)
Balance, June 30, 2020	$94,539	$(593)	$166,163	$3,322	$263,431

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Six Months Ended June 30, 2019
Net income	—	—	15,656	—	15,656
Other comprehensive income	—	—	—	3,237	3,237
Exercise of stock options and SARs - 17,255 shares	7	—	—	—	7
Share-based compensation expense	281	—	—	—	281
Unallocated ESOP shares committed to be released - 10,230 shares	142	111	—	—	253
Retirement of 360,917 shares of common stock	(8,952)	—	—	—	(8,952)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 4,554 shares	119	—	—	—	119
Common stock cash dividends declared ($0.29 per share)	—	—	(3,648)	—	(3,648)
Balance, June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income	$11,455	$15,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,516	1,242
Provision for credit losses	8,250	550
Share-based compensation expense	323	281
Deferred income tax benefit	(2,984)	(236)
Loans originated for sale	(35,082)	(6,843)
Proceeds from sale of loans	32,917	7,080
Gains on loans held for sale	(555)	(151)
Realized securities gains, net	(1,038)	(1,082)
(Gain) loss on disposal of assets	(123)	155
Gain on sale of Summit Insurance Services, LLC	—	(1,906)
Write-downs of foreclosed properties	1,164	1,445
Amortization of securities premiums, net	1,303	1,290
Accretion related to acquisitions, net	(800)	(632)
Amortization of intangibles	839	897
Earnings on bank owned life insurance and annuities	(540)	(590)
(Increase) decrease in accrued interest receivable	(1,843)	229
Decrease (increase) in other assets	116	(11)
(Decrease) increase in other liabilities	(226)	1,232
Net cash provided by operating activities	14,692	18,606
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,200	1,445
Proceeds from sales of securities available for sale	74,750	114,171
Principal payments received on securities available for sale	12,278	13,822
Purchases of securities available for sale	(41,880)	(46,060)
Purchases of securities held to maturity	(80,732)	—
Purchases of other investments	(8,148)	(6,930)
Proceeds from redemptions of other investments	12,365	9,142
Net loan originations	(230,848)	(85,633)
Purchases of premises and equipment	(6,201)	(5,863)
Proceeds from disposal of premises and equipment	9	3
Improvements to property held for sale	(1,072)	(33)
Proceeds from sales of repossessed assets & property held for sale	1,494	2,403
Purchase of life insurance contracts and annuities	(8,456)	—
Proceeds from sale of Summit Insurance Services, LLC	—	7,117
Cash and cash equivalents from acquisitions, net of cash consideration paid 2020 - $27,215; 2019 - $12,740	183,697	20,589
Net cash (used in) provided by investing activities	(90,544)	24,173
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	256,358	20,505
Net (decrease) increase in time deposits	(79,539)	29,954
Net decrease in short-term borrowings	(108,400)	(83,741)
Repayment of long-term borrowings	(9)	(9)
Purchase of interest rate cap	(5,850)	—
Proceeds from issuance of common stock, net of issuance costs	33	40
Purchase and retirement of common stock	(1,444)	(8,952)
Exercise of stock options	—	7
Dividends paid on common stock	(4,395)	(3,648)
Net cash provided by (used in) financing activities	56,754	(45,844)
Decrease in cash and cash equivalents	(19,098)	(3,065)
Cash and cash equivalents:
Beginning	61,888	59,540
Ending	$42,790	$56,475
(Continued)

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2020	June 30, 2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,288	$14,645
Income taxes	$3,745	$3,845

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$177	$3,937
Right of use assets obtained in exchange for lease obligations	$3,293	$—

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$171,645	$100,377
Liabilities assumed	$365,379	$114,151

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2019 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. Accounting Standards Codification Topic 326 ("ASC 326"), Financial Instruments - Credit Losses, as amended, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques previously applied are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, ASC 326 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.

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

In March 2020 (revised April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus ("COVID-19"). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 crisis to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 6 of the accompanying consolidated financial statements for disclosure of the impact to date.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2020	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$38,139	$—	$38,139	$—
Mortgage backed securities:
Government sponsored agencies	66,062	—	66,062	—
Nongovernment sponsored entities	12,635	—	12,635	—
State and political subdivisions	62,159	—	62,159	—
Corporate debt securities	22,656	—	22,656	—
Asset-backed securities	45,304	—	45,304	—
Tax-exempt state and political subdivisions	75,584	—	75,584	—
Total securities available for sale	$322,539	$—	$322,539	$—

Derivative financial assets
Interest rate cap	$4,643	$—	$4,643	$—

Derivative financial liabilities
Interest rate swaps	$3,583	$—	$3,583	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$20,864	$—	$20,864	$—
Mortgage backed securities:
Government sponsored agencies	70,975	—	70,975	—
Nongovernment sponsored entities	10,229	—	10,229	—
State and political subdivisions	49,973	—	49,973	—
Corporate debt securities	18,200	—	18,200	—
Asset-backed securities	33,014	—	33,014	—
Tax-exempt state and political subdivisions	73,100	—	73,100	—
Total securities available for sale	$276,355	$—	$276,355	$—

Derivative financial liabilities
Interest rate swaps	$988	$—	$988	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$4,040	$—	$4,040	$—

Collateral-dependent loans with an ACLL
Commercial	$8	$—	$8	$—
Commercial real estate	1,146	—	1,146	—
Construction and development	422	—	422	—
Residential real estate	162	—	162	—
Total collateral-dependent loans with an ACLL	$1,738	$—	$1,738	$—

Property held for sale
Commercial real estate	$1,125	$—	$1,125	$—
Construction and development	14,720	—	13,998	722
Residential real estate	539	—	539	—
Total property held for sale	$16,384	$—	$15,662	$722

Collateral dependent loans with an ACLL were categorized as impaired loans with specific reserves prior to the adoption of ASC 326.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,319	$—	$1,319	$—

Collateral-dependent impaired loans
Commercial	$4,831	$—	$4,831	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	425	—	425	—
Residential real estate	692	—	566	126
Total collateral-dependent impaired loans	$7,811	$—	$7,685	$126

Property held for sale
Commercial real estate	$1,304	$—	$1,304	$—
Construction and development	12,182	—	12,182	—
Residential real estate	705	—	705	—
Total property held for sale	$14,191	$—	$14,191	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$42,790	$42,790	$—	$42,790	$—
Securities available for sale	322,539	322,539	—	322,539	—
Securities held to maturity	80,497	81,609	—	81,609	—
Other investments	8,875	8,875	—	8,875	—
Loans held for sale, net	4,040	4,040	—	4,040	—
Loans, net	2,192,541	2,191,443	—	1,738	2,189,705
Accrued interest receivable	11,205	11,205	—	11,205	—
Derivative financial assets	4,643	4,643	—	4,643	—
Cash surrender value of life insurance policies and annuities	55,315	55,315	—	55,315	—
	$2,722,445	$2,722,459	$—	$532,754	$2,189,705
Financial liabilities
Deposits	$2,451,769	$2,454,997	$—	$2,454,997	$—
Short-term borrowings	90,945	90,945	—	90,945	—
Long-term borrowings	708	890	—	890	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,017	1,017	—	1,017	—
Derivative financial liabilities	3,583	3,583	—	3,583	—
	$2,567,611	$2,571,021	$—	$2,571,021	$—

	December 31, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,888	$61,888	$—	$61,888	$—
Securities available for sale	276,355	276,355	—	276,355	—
Other investments	12,972	12,972	—	12,972	—
Loans held for sale, net	1,319	1,319	—	1,319	—
Loans, net	1,900,425	1,901,020	—	7,685	1,893,335
Accrued interest receivable	8,439	8,439	—	8,439	—
Cash surrender value of life insurance policies	43,603	43,603	—	43,603	—
	$2,305,001	$2,305,596	$—	$412,261	$1,893,335
Financial liabilities
Deposits	$1,913,237	$1,918,610	$—	$1,918,610	$—
Short-term borrowings	199,345	199,345	—	199,345	—
Long-term borrowings	717	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,234	1,234	—	1,234	—
Derivative financial liabilities	988	988	—	988	—
	$2,135,110	$2,140,620	$—	$2,140,620	$—
NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2020			2019
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$6,949			$8,564

Basic earnings per share	$6,949	12,911,979	$0.54	$8,564	12,539,095	$0.68

Effect of dilutive securities:
Stock options		4,227			5,052
Stock appreciation rights (SARs)		27,598			55,924
Restricted stock units (RSUs)		—			—

Diluted earnings per share	$6,949	12,943,804	$0.54	$8,564	12,600,071	$0.68

	For the Six Months Ended June 30,
	2020			2019
Dollars in thousands,except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$11,455			$15,656

Basic earnings per share	$11,455	12,940,590	$0.89	$15,656	12,627,806	$1.24

Effect of dilutive securities:
Stock options		4,371			5,182
Stock appreciation rights (SARs)		38,001			55,877
Restricted stock units (RSUs)		183			—

Diluted earnings per share	$11,455	12,983,146	$0.88	$15,656	12,688,865	$1.23

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the six months ended June 30, 2020 and our anti-dilutive stock options for the quarter ended June 30, 2020 were 300 shares. Our anti-dilutive stock options for the three and six months ended June 30, 2019 were 7,700 shares. Our anti-dilutive SARs for the three and six months ended June 30, 2020 and June 30, 2019 were 222,740 and 84,615, respectively. Our anti-dilutive RSUs for the quarter and six months ended June 30, 2020 were 15,733 and 13,780, respectively.

NOTE 5.  DEBT SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$38,201	$388	$450	$38,139
Residential mortgage-backed securities:
Government-sponsored agencies	64,206	2,260	404	66,062
Nongovernment-sponsored entities	12,820	159	344	12,635
State and political subdivisions
General obligations	17,607	710	5	18,312
Water and sewer revenues	10,724	552	2	11,274
Lease revenues	5,310	411	—	5,721
Income tax revenues	5,057	392	—	5,449
University revenues	5,912	548	—	6,460
Other revenues	13,988	989	34	14,943
Corporate debt securities	23,304	37	685	22,656
Asset-backed securities	47,763	—	2,459	45,304
Total taxable debt securities	244,892	6,446	4,383	246,955
Tax-exempt debt securities
State and political subdivisions
General obligations	36,328	3,289	—	39,617
Water and sewer revenues	8,873	627	1	9,499
Lease revenues	7,306	722	—	8,028
Transportation revenues	6,600	290	—	6,890
Other revenues	10,865	699	14	11,550
Total tax-exempt debt securities	69,972	5,627	15	75,584
Total securities available for sale	$314,864	$12,073	$4,398	$322,539

	June 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	66,626	918	34	67,510
Water and sewer revenues	6,644	86	—	6,730
Sales tax revenues	2,923	—	2	2,921
Other revenues	4,304	146	2	4,448
Total tax-exempt debt securities	80,497	1,150	38	81,609
Total securities held to maturity	$80,497	$1,150	$38	$81,609

	December 31, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$21,036	$212	$384	$20,864
Residential mortgage-backed securities:
Government-sponsored agencies	70,379	1,031	435	70,975
Nongovernment-sponsored entities	10,253	17	41	10,229
State and political subdivisions
General obligations	12,603	25	171	12,457
Water and sewer revenues	7,170	71	114	7,127
Lease revenues	5,310	25	77	5,258
University revenues	5,917	164	16	6,065
Other revenues	18,831	344	109	19,066
Corporate debt securities	18,268	81	149	18,200
Asset-backed securities	33,826	—	812	33,014
Total taxable debt securities	203,593	1,970	2,308	203,255
Tax-exempt debt securities
State and political subdivisions
General obligations	36,673	2,526	—	39,199
Water and sewer revenues	9,565	633	—	10,198
Lease revenues	8,455	598	—	9,053
Other revenues	13,929	728	7	14,650
Total tax-exempt debt securities	68,622	4,485	7	73,100
Total securities available for sale	$272,215	$6,455	$2,315	$276,355

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

Available for Sale
California	$32,464	$1,811	$48	$34,227
Texas	28,261	1,099	—	29,360
Florida	16,289	692	4	16,977
Michigan	15,117	842	—	15,959
New York	13,332	922	—	14,254

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities at June 30, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,467	$32,616
Due from one to five years	88,501	89,412
Due from five to ten years	78,187	78,589
Due after ten years	115,709	121,922
Available for Sale	$314,864	$322,539

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,001	$1,002
Due from one to five years	—	—
Due from five to ten years	2,059	2,083
Due after ten years	77,437	78,524
Held to Maturity	$80,497	$81,609

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2020 and 2019 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2020
Securities available for sale	$74,750	$2,200	$12,278	$1,038	$—

2019
Securities available for sale	$114,171	$1,445	$13,822	$1,213	$131

We held 87 available for sale securities and 7 held to maturity securities having an unrealized loss at June 30, 2020.  We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to the lack of market liquidity and to changes in market interest rates and is not due to credit quality.  Accordingly, no other-than-temporary impairment charge to earnings is warranted at this time.

An allowance for credit losses on held to maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses. At June 30, 2020, no allowance for credit losses on held to maturity securities has been recognized.

Provided below is a summary of securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2020 and December 31, 2019.

	June 30, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	34	$16,401	$65	$13,092	$385	$29,493	$450
Residential mortgage-backed securities:
Government-sponsored agencies	10	2,626	26	10,218	378	12,844	404
Nongovernment-sponsored entities	6	5,203	59	3,462	285	8,665	344
State and political subdivisions:
General obligations	1	501	5	—	—	501	5
Water and sewer revenues	1	1,113	2	—	—	1,113	2
Other revenues	1	1,095	34	—	—	1,095	34
Corporate debt securities	11	8,941	569	1,884	116	10,825	685
Asset-backed securities	21	14,956	474	30,348	1,985	45,304	2,459
Tax-exempt debt securities
State and political subdivisions:
Water and sewer revenues	1	558	1	—	—	558	1
Other revenues	1	145	14	—	—	145	14
Total available to sale	87	$51,539	$1,249	$59,004	$3,149	$110,543	$4,398

	June 30, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Tax-exempt debt securities
State and political subdivisions:
General obligations	4	6,662	34	—	—	6,662	34
Sales tax revenues	2	2,921	2	—	—	2,921	2
Other revenues	1	630	2	—	—	630	2
Total held to maturity	7	$10,213	$38	$—	$—	$10,213	$38

	December 31, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$14,903	$384	$14,903	$384
Residential mortgage-backed securities:
Government-sponsored agencies	21	12,298	96	15,174	339	27,472	435
Nongovernment-sponsored entities	4	8,323	41	—	—	8,323	41
State and political subdivisions:
General obligations	10	10,581	171	—	—	10,581	171
Water and sewer revenues	4	4,421	114	—	—	4,421	114
Lease revenues	4	4,235	77	—	—	4,235	77
University revenues	1	1,307	16	—	—	1,307	16
Other revenues	6	6,517	109	—	—	6,517	109
Corporate debt securities	6	1,686	3	3,739	146	5,425	149
Asset-backed securities	15	3,441	34	29,573	778	33,014	812
Tax-exempt debt securities
State and political subdivisions:
Other revenues	2	1,183	7	—	—	1,183	7
Total	88	$53,992	$668	$63,389	$1,647	$117,381	$2,315

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

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	June 30, 2020	December 31, 2019
Commercial	$323,788	$220,452
Commercial real estate - owner occupied
Professional & medical	100,370	81,973
Retail	119,794	100,993
Other	115,979	93,253
Commercial real estate - non-owner occupied
Hotels & motels	119,204	128,665
Mini-storage	55,828	50,913
Multifamily	144,583	164,398
Retail	109,078	102,989
Other	164,474	182,242
Construction and development
Land & land development	92,706	84,112
Construction	48,116	37,523
Residential 1-4 family real estate
Personal residence	267,170	260,843
Rental - small loan	104,055	101,080
Rental - large loan	76,360	63,986
Home equity	88,929	76,568
Mortgage warehouse lines	252,472	126,237
Consumer	34,640	35,021
Other
Credit cards	1,573	1,453
Overdrafts	588	798
Total loans, net of unearned fees	2,219,707	1,913,499
Less allowance for credit losses - loans	27,166	13,074
Loans, net	$2,192,541	$1,900,425

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

The following table presents the activity in the ACLL by portfolio segment during the first six months of 2020:

	For the Six Months Ended June 30, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$1,053	$—	$(99)	$16	$3,255
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	784	—	—	—	1,452
Retail	820	(272)	540	153	—	116	1,357
Other	821	(137)	402	—	—	—	1,086
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,654	—	—	—	1,953
Mini-storage	485	(311)	57	—	—	—	231
Multifamily	1,534	8	(838)	—	—	4	708
Retail	964	279	471	—	(343)	2	1,373
Other	1,721	(1,394)	(12)	—	—	—	315
Construction and development
Land & land development	600	2,136	1,213	111	(4)	6	4,062
Construction	242	996	606	—	—	—	1,844
Residential 1-4 family real estate
Personal residence	1,275	1,282	356	146	(7)	37	3,089
Rental - small loan	532	1,453	81	—	(27)	117	2,156
Rental - large loan	49	2,884	(98)	—	—	—	2,835
Home equity	138	308	635	—	(24)	9	1,066
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	202	—	(176)	68	235
Other
Credit cards	—	12	26	—	(30)	6	14
Overdrafts	—	182	74	—	(206)	85	135
Total	$13,074	$6,926	$7,206	$410	$(916)	$466	$27,166

The following table presents, as of June 30, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	June 30, 2020
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,885	$318,903	$323,788	$23	$3,232	$3,255
Commercial real estate - owner occupied
Professional & medical	3,819	96,551	100,370	1,117	335	1,452
Retail	6,557	113,237	119,794	—	1,357	1,357
Other	—	115,979	115,979	—	1,086	1,086
Commercial real estate - non-owner occupied
Hotels & motels	—	119,204	119,204	—	1,953	1,953
Mini-storage	—	55,828	55,828	—	231	231
Multifamily	—	144,583	144,583	—	708	708
Retail	2,516	106,562	109,078	57	1,316	1,373
Other	5,282	159,192	164,474	—	315	315
Construction and development
Land & land development	1,641	91,065	92,706	584	3,478	4,062
Construction	—	48,116	48,116	—	1,844	1,844
Residential 1-4 family real estate
Personal residence	611	266,559	267,170	—	3,089	3,089
Rental - small loan	781	103,274	104,055	50	2,106	2,156
Rental - large loan	4,448	71,912	76,360	—	2,835	2,835
Home equity	523	88,406	88,929	—	1,066	1,066
Consumer	—	34,640	34,640	—	235	235
Other
Credit cards	—	1,573	1,573	—	14	14
Overdrafts	—	588	588	—	135	135
Mortgage warehouse lines	—	252,472	252,472	—	—	—
Total	$31,063	$2,188,644	$2,219,707	$1,831	$25,335	$27,166

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	June 30, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,885	$4,885	$23
Commercial real estate - owner occupied
Professional & medical	1,599	—	1,599	881
Retail	2,268	—	2,268	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	651	—	651	50
Other	2,922	—	2,922	—
Construction and development
Land & land development	1,006	—	1,006	584
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	611	—	611	—
Rental - small loan	781	—	781	50
Rental - large loan	4,448	—	4,448	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$14,286	$4,885	$19,171	$1,588

The following table presents the activity in the ACLL by portfolio segment for the year ended December 31, 2019, as determined in accordance with ASC 310 prior to the January 1, 2020 adoption of ASC 326:

	For the Year Ended December 31, 2019
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance
Commercial	$1,705	$(281)	$17	$(295)	$1,146
Commercial real estate
Owner occupied	2,214	(2)	21	467	2,700
Non-owner occupied	5,742	(170)	1	366	5,939
Construction and development
Land & land development	339	(2)	108	155	600
Construction	64	—	—	178	242
Residential real estate
Non-jumbo	2,090	(979)	125	576	1,812
Jumbo	379	—	—	(368)	11
Home equity	167	(24)	19	(24)	138
Mortgage warehouse lines	—	—	—	—	—
Consumer	79	(285)	168	173	135
Other	268	(360)	121	322	351
Total	$13,047	$(2,103)	$580	$1,550	$13,074

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of June 30, 2020 and December 31, 2019.

	At June 30, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$141	$138	$418	$697	$323,091	$—
Commercial real estate - owner occupied
Professional & medical	—	318	1,737	2,055	98,315	—
Retail	56	111	2,444	2,611	117,183	—
Other	265	194	149	608	115,371	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	119,204	—
Mini-storage	—	—	—	—	55,828	—
Multifamily	165	—	213	378	144,205	—
Retail	—	—	827	827	108,251	—
Other	—	234	52	286	164,188	—
Construction and development
Land & land development	—	8	14	22	92,684	—
Construction	—	—	—	—	48,116	—
Residential 1-4 family real estate
Personal residence	1,536	246	1,225	3,007	264,163	—
Rental - small loan	309	259	1,274	1,842	102,213	—
Rental - large loan	—	—	1,120	1,120	75,240	—
Home equity	342	250	134	726	88,203	—
Mortgage warehouse lines	—	—	—	—	252,472	—
Consumer	126	38	24	188	34,452	—
Other
Credit cards	2	—	2	4	1,569	2
Overdrafts	—	—	—	—	588	—
Total	$2,942	$1,796	$9,633	$14,371	$2,205,336	$2

	At December 31, 2019
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$216	$—	$483	$699	$219,753	$—
Commercial real estate - owner occupied
Professional & medical	—	137	1,602	1,739	80,234	—
Retail	118	—	2,434	2,552	98,441	—
Other	—	—	—	—	93,253	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,665	—
Mini-storage	—	—	—	—	50,913	—
Multifamily	809	—	7	816	163,582	—
Retail	71	179	968	1,218	101,771	—
Other	—	—	387	387	181,855	—
Construction and development
Land & land development	208	28	188	424	83,688	—
Construction	—	—	138	138	37,385	—
Residential 1-4 family real estate
Personal residence	3,361	806	937	5,104	255,739	—
Rental - small loan	810	21	940	1,771	99,309	—
Rental - large loan	—	—	—	—	63,986	—
Home equity	760	—	223	983	75,585	—
Mortgage warehouse lines	—	—	—	—	126,237	—
Consumer	190	79	70	339	34,682	—
Other
Credit cards	19	6	42	67	1,386	42
Overdrafts	—	—	—	—	798	—
Total	$6,562	$1,256	$8,419	$16,237	$1,897,262	$42

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2020 and December 31, 2019.

	June 30,		December 31,
	2020		2019
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$789	$—	$864	$76
Commercial real estate - owner occupied
Professional & medical	1,737	—	1,602	—
Retail	2,556	2,269	2,552	2,262
Other	384	—	43	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	54	—	57	—
Multifamily	213	—	38	31
Retail	827	167	1,120	527
Other	52	—	388	40
Construction and development
Land & land development	14	—	188	—
Construction	—	—	138	—
Residential 1-4 family real estate
Personal residence	2,413	—	2,485	423
Rental - small loan	2,154	81	1,635	150
Rental - large loan	1,120	1,120	—	—
Home equity	186	—	284	—
Mortgage warehouse lines	—	—	—	—
Consumer	27	—	74	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$12,526	$3,637	$11,468	$3,509

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	June 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$122,162	$42,472	$25,792	$23,244	$14,459	$13,816	$72,786	$—	$314,731
	Special Mention	51	43	1,963	85	111	924	415	—	3,592
	Substandard	1,018	204	228	9	77	105	3,824	—	5,465
Total Commercial		123,231	42,719	27,983	23,338	14,647	14,845	77,025	—	323,788

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	5,887	14,501	2,617	27,485	3,869	35,706	3,005	—	93,070
	Special Mention	—	319	—	—	—	5,244	—	—	5,563
	Substandard	—	—	—	—	138	1,599	—	—	1,737
Total Professional & Medical		5,887	14,820	2,617	27,485	4,007	42,549	3,005	—	100,370

Retail	Pass	19,077	40,260	5,274	11,386	6,172	30,886	2,713	—	115,768
	Special Mention	—	—	—	589	7	874	—	—	1,470
	Substandard	—	—	—	—	—	2,556	—	—	2,556
Total Retail		19,077	40,260	5,274	11,975	6,179	34,316	2,713	—	119,794

Other	Pass	13,854	15,167	17,207	9,665	13,522	35,497	9,457	—	114,369
	Special Mention	—	—	—	—	—	793	—	—	793
	Substandard	—	—	—	360	—	415	42	—	817
Total Other		13,854	15,167	17,207	10,025	13,522	36,705	9,499	—	115,979

Total Commercial Real Estate - Owner Occupied		38,818	70,247	25,098	49,485	23,708	113,570	15,217	—	336,143

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,457	61,307	18,043	9,921	10,483	14,836	1,157	—	119,204
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		3,457	61,307	18,043	9,921	10,483	14,836	1,157	—	119,204

Mini-storage	Pass	3,983	19,825	15,114	4,066	7,325	5,283	178	—	55,774
	Special Mention	—	—	—	—	—	54	—	—	54
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		3,983	19,825	15,114	4,066	7,325	5,337	178	—	55,828

Multifamily	Pass	6,409	27,156	27,150	19,154	11,384	50,324	2,692	—	144,269
	Special Mention	—	—	—	—	—	101	—	—	101
	Substandard	—	—	—	—	—	213	—	—	213
Total Multifamily		6,409	27,156	27,150	19,154	11,384	50,638	2,692	—	144,583

	June 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Retail	Pass	8,037	24,175	12,349	8,486	5,838	42,831	5,965	—	107,681
	Special Mention	—	—	—	176	—	570	—	—	746
	Substandard	—	—	—	—	—	651	—	—	651
Total Retail		8,037	24,175	12,349	8,662	5,838	44,052	5,965	—	109,078

Other	Pass	16,462	21,089	52,054	11,150	27,806	30,271	2,280	—	161,112
	Special Mention	—	—	—	—	—	388	—	—	388
	Substandard	—	—	—	—	—	2,974	—	—	2,974
Total Other		16,462	21,089	52,054	11,150	27,806	33,633	2,280	—	164,474

Total Commercial Real Estate - Non-Owner Occupied		38,348	153,552	124,710	52,953	62,836	148,496	12,272	—	593,167

Construction and Development

Land & land development	Pass	4,997	30,603	9,448	4,896	6,844	24,147	9,750	—	90,685
	Special Mention	—	—	21	—	—	697	—	—	718
	Substandard	—	—	—	—	15	1,288	—	—	1,303
Total Land & land development		4,997	30,603	9,469	4,896	6,859	26,132	9,750	—	92,706

Construction	Pass	14,807	21,312	4,941	6,162	—	—	894	—	48,116
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		14,807	21,312	4,941	6,162	—	—	894	—	48,116

Total Construction and Development		19,804	51,915	14,410	11,058	6,859	26,132	10,644	—	140,822

Residential 1-4 Family Real Estate

Personal residence	Pass	18,052	29,477	26,425	20,200	24,107	124,972	—	—	243,233
	Special Mention	109	188	63	355	76	12,784	—	—	13,575
	Substandard	—	157	529	379	370	8,927	—	—	10,362
Total Personal Residence		18,161	29,822	27,017	20,934	24,553	146,683	—	—	267,170

Rental - small loan	Pass	8,540	18,345	13,621	11,812	11,493	29,373	4,312	—	97,496
	Special Mention	202	486	251	3	200	1,999	435	—	3,576
	Substandard	—	—	—	—	71	2,903	9	—	2,983
Total Rental - Small Loan		8,742	18,831	13,872	11,815	11,764	34,275	4,756	—	104,055

Rental - large loan	Pass	12,811	6,130	10,941	5,589	8,403	23,459	3,116	—	70,449
	Special Mention	—	1,430	—	—	—	33	—	—	1,463
	Substandard	—	—	—	—	1,120	3,328	—	—	4,448
Total Rental - Large Loan		12,811	7,560	10,941	5,589	9,523	26,820	3,116	—	76,360

Home equity	Pass	85	—	91	60	132	1,824	84,570	—	86,762
	Special Mention	—	—	—	40	—	152	1,335	—	1,527
	Substandard	—	—	—	—	—	336	304	—	640
Total Home Equity		85	—	91	100	132	2,312	86,209	—	88,929

	June 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Total Residential 1-4 Family Real Estate		39,799	56,213	51,921	38,438	45,972	210,090	94,081	—	536,514

Mortgage warehouse lines	Pass	—	—	—	—	—	—	252,472	—	252,472
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	252,472	—	252,472

Consumer	Pass	7,173	12,350	6,153	2,466	1,700	1,914	711	—	32,467
	Special Mention	410	636	318	209	93	69	17	—	1,752
	Substandard	126	153	25	19	63	7	28	—	421
Total Consumer		7,709	13,139	6,496	2,694	1,856	1,990	756	—	34,640

Other

Credit cards	Pass	1,573	—	—	—	—	—	—	—	1,573
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,573	—	—	—	—	—	—	—	1,573

Overdrafts	Pass	588	—	—	—	—	—	—	—	588
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		588	—	—	—	—	—	—	—	588

Total Other		2,161	—	—	—	—	—	—	—	2,161

Total		$269,870	$387,785	$250,618	$177,966	$155,878	$515,123	$462,467	$—	$2,219,707

At June 30, 2020, we had TDRs of $25.1 million, of which $22.1 million were current with respect to restructured contractual payments. At December 31, 2019, our TDRs totaled $25.7 million, of which $22.9 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the six months ended June 30, 2020 and June 30, 2019. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL. There were no restructurings during second quarter of 2020 or 2019.

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate - owner occupied
Other	1	$361	$361	1	$325	$325
Commercial real estate - non-owner occupied
Multifamily	—	—	—	1	35	35
Retail	—	—	—	2	162	162
Other	—	—	—	1	127	127
Residential 1-4 family real estate
Personal residence	—	—	—	3	151	151
Rental - small loan	—	—	—	4	259	259
Consumer	—	—	—	1	16	16
Total	1	$361	$361	13	$1,075	$1,075

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	1	$361	—	$—
Commercial real estate - non-owner occupied
Other	—	—	1	126
Residential 1-4 family real estate
Personal residence	—	—	1	47
Rental - small loan	—	—	3	146
Total	1	$361	5	$319

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	1	$361	—	$—
Commercial real estate - non-owner occupied
Other	—	—	1	126
Residential 1-4 family real estate
Personal residence	—	—	1	47
Rental - small loan	—	—	3	146
Total	1	$361	5	$319

As of June 30, 2020, we had executed 618 modifications to interest only or principal and interest deferrals on outstanding loan balances of $360 million in connection with the COVID-19 relief provided by the CARES Act. These modifications and deferrals were generally no more than 6 months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

The following tables present our goodwill activity for the quarter ending June 30, 2020 and the balance of other intangible assets at June 30, 2020 and December 31, 2019.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2020	$12,658
Acquired goodwill	25,488
Balance, June 30, 2020	$38,146

	Other Intangible Assets
Dollars in thousands	June 30, 2020	December 31, 2019
Identifiable intangible assets
Gross carrying amount	$15,569	$14,727
Less: accumulated amortization	(5,202)	(4,363)
Net carrying amount	$10,367	$10,364

We recorded amortization expense of $410,000 and $839,000 for the three and six months ended June 30, 2020 and $420,000 and $897,000 for the three and six months ended June 30, 2019, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Six month period ending December 31, 2020	$820
Year ending December 31, 2021	1,532
Year ending December 31, 2022	1,396
Year ending December 31, 2023	1,260
Year ending December 31, 2024	1,124
Thereafter	4,165

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2020 and December 31, 2019:

Dollars in thousands	June 30, 2020	December 31, 2019
Demand deposits, interest bearing	$830,258	$630,351
Savings deposits	561,029	418,096
Time deposits	617,292	604,237
Total	$2,008,579	$1,652,684

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $90.3 million and $150.6 million at June 30, 2020 and December 31, 2019, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2020 is as follows:

Dollars in thousands
Six month period ending December 31, 2020	$226,631
Year ending December 31, 2021	275,409
Year ending December 31, 2022	53,469
Year ending December 31, 2023	23,610
Year ending December 31, 2024	15,380
Thereafter	22,793
Total	$617,292

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $179.2 million at June 30, 2020 and $198.1 million at December 31, 2019.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2020		2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$90,800	$145	$225,200	$143
Average balance outstanding for the period	107,530	145	192,895	777
Maximum balance outstanding at any month end during period	161,600	145	225,200	143
Weighted average interest rate for the period	1.10%	0.83%	2.72%	2.48%
Weighted average interest rate for balances
outstanding at June 30	0.39%	0.25%	2.51%	2.50%

	Year Ended December 31, 2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$199,200	145
Average balance outstanding for the period	193,992	458
Maximum balance outstanding at any month end during period	237,400	145
Weighted average interest rate for the period	2.48%	2.43%
Weighted average interest rate for balances
outstanding at December 31	1.83%	1.75%

Long-term borrowings:  Our long-term borrowings of $708,000 and $717,000 at June 30, 2020 and December 31, 2019, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.22 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the

“debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at June 30, 2020 and December 31, 2019.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2020	$9	$—
	2021	20	—
	2022	21	—
	2023	22	—
	2024	23	—
	Thereafter	613	19,589
		$708	$19,589

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

	5-year vesting SARs	7-year vesting SARs
Risk-free interest rate	2.43%	2.51%
Expected dividend yield	2.30%	2.30%
Expected common stock volatility	35.71%	40.84%
Expected life	5.5 years	7.0 years

A summary of our SAR and stock option activity the first six months of 2020 and 2019 is as follows:

	For the Six Months Ended June 30,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, June 30	330,703	$529	6.83	$20.44

Exercisable, June 30	179,375	$529	5.77	$17.03

	For the Six Months Ended June 30,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,413)			11.83
Forfeited	—			—
Expired	—			—
Outstanding, June 30	338,803	$2,132	7.66	$20.56

Exercisable, June 30	112,989	$1,189	5.84	$16.32

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During second quarter 2020, we granted 10,995 RSUs which will vest ratably over 4 years. During first quarter 2020, we granted 1,846 RSUs which will fully vest on the 2 anniversary of the grant date. During 2019, we granted 2,892 RSUs which will vest ratably over 3 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	25.93
Granted	12,841	18.19
Forfeited	—	—
Vested	(651)	25.60
Nonvested, June 30, 2020	15,082	20.45

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2020 and 2019, total stock compensation expense for all share-based arrangements was $323,000 and $281,000 and the related deferred tax benefits were approximately $78,000 and $67,000.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2020
Commitments to extend credit:
Revolving home equity and credit card lines	$88,119
Construction loans	135,086
Other loans	267,152
Standby letters of credit	11,430
Total	$501,787

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

The impact to the ACL on off-balance sheet credit exposures upon adoption of ASC 326 was $2.43 million, followed by a six month 2020 provision of $1.04 million resulting in a June 30, 2020 balance of $3.47 million.
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

NOTE 12.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2020, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of June 30, 2020 and December 31, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
CET1 (to risk weighted assets)
Summit	$222,944	9.7%	N/A	N/A	N/A	N/A
Summit Community	242,345	10.5%	161,563	7.0%	150,023	6.5%
Tier I Capital (to risk weighted assets)
Summit	241,944	10.5%	N/A	N/A	N/A	N/A
Summit Community	242,345	10.5%	196,184	8.5%	184,644	8.0%
Total Capital (to risk weighted assets)
Summit	261,472	11.3%	N/A	N/A	N/A	N/A
Summit Community	261,874	11.4%	241,200	10.5%	229,714	10.0%
Tier I Capital (to average assets)
Summit	241,944	9.0%	N/A	N/A	N/A	N/A
Summit Community	242,345	9.0%	107,709	4.0%	134,636	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
CET1 (to risk weighted assets)
Summit	224,679	11.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	141,183	7.0%	131,099	6.5%
Tier I Capital (to risk weighted assets)
Summit	243,679	12.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	171,437	8.5%	161,352	8.0%
Total Capital (to risk weighted assets)
Summit	256,753	12.7%	N/A	N/A	N/A	N/A
Summit Community	257,119	12.7%	212,579	10.5%	202,456	10.0%
Tier I Capital (to average assets)
Summit	243,679	10.5%	N/A	N/A	N/A	N/A
Summit Community	244,045	10.6%	92,092	4.0%	115,116	5.0%

NOTE  13.  DERIVATIVE FINANCIAL INSTRUMENTS

Cash flow hedges

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

In addition, we have entered into one interest rate cap to hedge the risk of variability in its cash flows above .75% of the three month LIBOR benchmark interest rate.

•
A $100 million notional interest rate cap with an effective date of July 20, 2020 and expiring on April 18, 2030, was designated as a cash flow hedge of $100 million of forecasted fixed rate Federal Home Loan Bank advances. Under the terms of this cap we will hedge the variability of cash flows when three month LIBOR is above .75%.

Fair value hedges

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

A summary of our derivative financial instruments as of June 30, 2020 and December 31, 2019 follows:

	June 30, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$110,000	$—	$2,091	$—

Interest rate cap
Short term borrowings	$100,000	$4,643	$—	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,504	$—	$1,492	$—

	December 31, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$70,000	$—	$679	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,809	$—	$309	$—

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

(Dollars in thousands)	As Recorded by Cornerstone	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,250
Stock consideration			15,441
Total consideration			29,691

Identifiable assets acquired:
Cash and cash equivalents	$60,285	$—	$60,285
Securities available for sale, at fair value	90,154	(47)	90,107
Loans
Purchased performing	37,965	188	38,153
Purchased credit deteriorated	1,877	(569)	1,308
Allowance for loan losses	(312)	312	—
Premises and equipment	807	(142)	665
Property held for sale	10	—	10
Core deposit intangibles	—	717	717
Other assets	4,263	(474)	3,789
Total identifiable assets acquired	$195,049	$(15)	$195,034

Identifiable liabilities assumed:
Deposits	173,030	239	173,269
Other liabilities	3,303	(407)	2,896
Total identifiable liabilities assumed	$176,333	$(168)	$176,165

Net identifiable assets acquired	$18,716	$153	$18,869

Preliminary goodwill resulting from acquisition			$10,822

MVB Bank Branches Acquisition

On April 24, 2020, SCB expanded its presence in the Eastern Panhandle of West Virginia by acquiring three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. Summit assumed certain deposits and loans totaling approximately $195.0 million and $35.3 million, respectively. The purchase price was $50.3 million consisting of (i) the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 8.00%, (ii) the aggregate amount of cash on hand as of the closing date, (iii) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans acquired), (iv) the appraised value of the real property acquired, and (v) accrued interest with respect to the loans acquired.

This acquisition was determined to constitute a business combination in accordance with ASC 805, Business Combinations,and accordingly we accounted for the acquisition using the acquisition method of accounting, recording the assets and liabilities of MVB Bank at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $14.67 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 24, 2020 in connection with the acquisition of the MVB Bank branches, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by MVB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,965
Total consideration			12,965

Identifiable assets acquired:
Cash and cash equivalents	$800	$—	$800
Loans
Purchased performing	35,127	(1,185)	33,942
Premises and equipment	2,376	(42)	2,334
Core deposit intangibles	—	125	125
Other assets	114	—	114
Total identifiable assets acquired	$38,417	$(1,102)	$37,315

Identifiable liabilities assumed:
Deposits	188,134	598	188,732
Other liabilities	102	—	102
Total identifiable liabilities assumed	$188,236	$598	$188,834

Net liabilities assumed	$(149,819)	$(1,700)	$(151,519)

Net cash received from MVB			136,854

Preliminary goodwill resulting from acquisition			$14,665

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented for both transactions above.
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

The following presents the financial effects of adjustments recognized in the statements of income for the three and six months ended June 30, 2020 and 2019 related to business combinations that occurred during 2016, 2017, 2019 and 2020.

	Income increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019
Interest and fees on loans	$264	$425	$519	$467
Interest expense on deposits	188	82	286	170
Amortization of intangibles	(410)	(404)	(839)	(830)
Income before income tax expense	$42	$103	$(34)	$(193)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is changes in accumulated other comprehensive income by component, net of tax, for the three and six months ending June 30, 2020 and 2019.

	For the Three Months Ended June 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(140)	$48	$(1,602)	$2,525	$831
Other comprehensive income (loss) before reclassification	—	—	(815)	3,306	2,491
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	—	(815)	3,306	2,491
Ending balance	$(140)	$48	$(2,417)	$5,831	$3,322

	For the Three Months Ended June 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(328)	$139	$(323)	$1,626	$1,114
Other comprehensive income (loss) income before reclassification	—	—	(414)	2,346	1,932
Amounts reclassified from accumulated other comprehensive income	—	—	—	(825)	(825)
Net current period other comprehensive income (loss)	—	—	(414)	1,521	1,107
Ending balance	$(328)	$139	$(737)	$3,147	$2,221

	For the Six Months Ended June 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification	—	—	(1,899)	3,475	1,576
Amounts reclassified from accumulated other comprehensive income	—	—	—	(789)	(789)
Net current period other comprehensive income (loss)	—	—	(1,899)	2,686	787
Ending balance	$(140)	$48	$(2,417)	$5,831	$3,322

	For the Six Months Ended June 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification	(328)	—	(423)	4,810	4,059
Amounts reclassified from accumulated other comprehensive income	—	—	—	(822)	(822)
Net current period other comprehensive income (loss)	(328)	—	(423)	3,988	3,237
Ending balance	$(328)	$139	$(737)	$3,147	$2,221

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended June 30, 2020 and June 30, 2019 totaled $1.5 million and $1.9 million, respectively. For the six months ended June 30, 2020 and June 30, 2019 our income tax expense totaled $2.7 million and $3.5 million. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended June 30, 2020 and 2019 was 17.9% and 18.0%, respectively, and for the six months ended June 30, 2020 and 2019 were 19.0% and 18.2%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(2.4)%	(1.9)%	(2.5)%	(2.2)%
State income taxes, net of Federal income tax benefit	1.6%	1.6%	1.8%	1.8%
Low-income housing and rehabilitation tax credits	(1.1)%	(0.9)%	(0.7)%	(0.7)%
Other, net	(1.2)%	(1.8)%	(0.6)%	(1.7)%
Effective income tax rate	17.9%	18.0%	19.0%	18.2%

The components of applicable income tax expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019
Current
Federal	$3,723	$1,596	$4,992	$3,247
State	512	206	700	470
	4,235	1,802	5,692	3,717
Deferred
Federal	(2,377)	68	(2,609)	(206)
State	(340)	10	(375)	(30)
	(2,717)	78	(2,984)	(236)
Total	$1,518	$1,880	$2,708	$3,481

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019
Service fees on deposit accounts	$882	$1,224	$2,145	$2,405
Bank card revenue	1,087	893	2,020	1,707
Trust and wealth management fees	582	612	1,247	1,198
Insurance commissions	24	606	31	1,780
Other	112	70	223	158
Net revenue from contracts with customers	2,687	3,405	5,666	7,248
Non-interest income within the scope of other ASC topics	911	3,405	2,433	3,792
Total noninterest income	$3,598	$6,810	$8,099	$11,040

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

OVERVIEW

On January 1, 2020, we acquired Cornerstone Financial Service, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank, Inc., headquartered in West Union, West Virginia and on April 24, 2020, we acquired four MVB Bank ("MVB") branches in the eastern panhandle of West Virginia. Cornerstone's and MVB's results are included in our financial statements from the acquisition dates forward, impacting comparisons to the prior-year periods. On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC ("SIS"). Accordingly, their results are included in our financial statements only until date of sale, impacting comparisons to the first half of the prior-year.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our Cornerstone and MVB branch acquisitions and organic loan growth, average interest earning assets increased by 15.87% for the first six months in 2020 compared to the same period of 2019 while our net interest earnings on a tax equivalent basis increased 17.15%.  Our tax equivalent net interest margin increased 3 basis points as our yield on interest earning assets decreased 49 basis points while our cost of interest bearing funds decreased 57 basis points.

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

Impact on our Operations
The resulting closures of non-essential businesses and related economic disruption has impacted our operations as well as the operations of our clients. In West Virginia and Virginia, financial services have been identified as essential services, and accordingly, our business remains open, with appropriate safety protocols implemented. To address the issues arising as a result of COVID-19, we have implemented various plans, strategies and protocols to protect our employees, maintain services for clients, assure the functional continuity of our operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect employees and assure workforce continuity and operational redundancy, we imposed business travel restrictions, enhanced our sanitizing protocols within our facilities and physically separated, to the extent possible, our critical operations workforce that cannot work remotely.
Impact on our Financial Position and Results of Operations

Lending and Credit Risks

COVID-19 has had a material impact on our loan credit risks for first half 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Due to deteriorated forecasted economic scenarios since the pandemic was declared in early March, our need for additional ACL increased significantly. Should economic conditions worsen, we could experience further increases in our ACL and record additional credit loss expense.
We have taken actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we are either modifying to interest only or deferring the full loan payment for up to six months. Accordingly, the following table summarizes the aggregate balances of loans the Company has modified as result of COVID-19 through June 30, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 through June 30, 2020
Dollars in thousands	Total Loan Balance as of 6/30/2020	Interest Only Payments (6 Months or Less)	Payment Deferral (6 Months or Less)	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$119,204	$55,849	$43,030	$98,879	82.9%
Non-owner occupied retail stores	109,078	38,354	13,802	52,156	47.8%
Owner-occupied retail stores	119,794	21,956	9,372	31,328	26.2%
Restaurants	8,126	2,392	1,877	4,269	52.5%
Oil & gas industry	31,977	914	4,378	5,292	16.5%
Other commercial	1,005,740	88,285	34,634	122,919	12.2%
Total Commercial Loans	1,393,919	207,750	107,093	314,843	22.6%
Residential 1-4 family personal	267,170	3,933	13,404	17,337	6.5%
Residential 1-4 family rentals	180,415	20,348	6,032	26,380	14.6%
Home equity	88,929	—	569	569	0.6%
Total Residential Real Estate Loans	536,514	24,281	20,005	44,286	8.3%
Consumer	34,640	595	605	1,200	3.5%
Mortgage warehouse lines	252,472	—	—	—	0.0%
Credit cards and overdrafts	2,162	—	—	—	0.0%
Total Loans	$2,219,707	$232,626	$127,703	$360,329	16.2%
Modified loans with deferred payments will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of June 30, 2020. We anticipate that COVID-19 related loan modifications will continue throughout 2020.
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
Summit is participating in the Paycheck Protection Program (“PPP”), a $660 billion low-interest business loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP Loan Program provides U.S. government guarantees for lenders, as well as loan forgiveness incentives for borrowers that predominately utilize the loan proceeds to cover employee compensation-related business costs. Through July 9, 2020, Summit had approved 770 PPP loans totaling $99.9 million. While we anticipate high levels of client utilization of the PPP loan program, our liquidity resources are adequate to meet the funding requirements of these loans.

Capital and Liquidity

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, management believes that our financial position, including high levels of capital and liquidity, will allow us to successfully endure the negative economic impacts of the crisis. Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At June 30, 2020, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.0% at June 30, 2020, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At June 30, 2020, the Company’s cash and cash equivalent balances were $42.8 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At June 30, 2020, the Company’s available-for-sale securities portfolio totaled $322.5 million, $175.1 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at June 30, 2020 was $758.3 million, and it maintained $171.6 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window. Through July 2020, we have not experienced significant draws on clients’ available commercial lines of credit and home equity lines of credit due to the COVID-19 crisis, nor has it observed any significant or unusual client activity that portends unmanageable levels of stress on the our liquidity profile.
The COVID-19 crisis is expected to continue to impact our financial results, as well as demand for our services and products during the second half of 2020 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future revenues, earnings results, allowance for credit losses, capital reserves and liquidity are unknown at present.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the six months ended June 30, 2020 decreased to $11.5 million or $0.88 per diluted share from $15.7 million or $1.23 per diluted share for the same period of 2019. Net income for the three months ended June 30, 2020 was $6.9 million, or $0.54 per diluted share, compared to $8.6 million, or $0.68 per diluted share for the same period of 2019. The decreased earnings for the six and three months ended June 30, 2020 were primarily attributable to increased provision for credit losses, increased merger-related expenses and fewer insurance commissions due to the sale of our insurance subsidiary in second quarter 2019 (which resulted in a $1.9 million pretax gain on sale during second quarter 2019). Partially offsetting these negative factors were increased net interest income and fewer writedowns on foreclosed properties. Also negatively impacting net income for the three months ended June 30, 2020 were fewer gains on sales of securities. Returns on average equity and assets for the first six months of 2020 were 8.83% and 0.78%, respectively, compared with 13.46% and 1.39% for the same period of 2019.

Cornerstone’s and MVB's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2020 results reflect increased levels of average balances, income and expense as compared to the same periods of 2019 results. At consummation (prior to fair value acquisition adjustments), Cornerstone had total assets of $195.0 million, net loans of $39.8 million, and deposits of $173.0 million; the MVB branch transaction consisted primarily of $35.1 million loans acquired and $188.1 million deposits assumed. Also impacting comparability of results is the sale of SIS. Their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and six months ended June 30, however, historically SIS's results of operations accounted for less than $0.01 per share of the company's quarterly earnings.

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

Q2 2020 compared to Q1 2020

For the quarter ended June 30, 2020, our net interest income on a fully taxable-equivalent basis increased $1.7 million to $23.32 million compared to $21.63 million for the quarter end March 31, 2020. Our taxable-equivalent earnings on interest earning assets increased $363,000, while the cost of interest bearing liabilities decreased $1.3 million (see Tables I and II).

For the three months ended June 30, 2020 average interest earning assets increased to $2.55 billion compared to $2.32 billion for the three months ended March 31, 2020, while average interest bearing liabilities increased to $2.02 billion for the three months ended June 30, 2020 from $1.85 billion for the three months ended March 31, 2020.

For the quarter ended June 30, 2020, our net interest margin decreased to 3.68%, compared to 3.76% for the linked quarter, as the both the yields on earning assets and the cost of our interest bearing funds decreased by 38 basis points. At acquisition, Cornerstone's and MVB's deposit costs were significantly lower than Summit's cost of deposits, thus positively impacting our overall cost of funds.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.61% and 3.70% for the three months ended June 30, 2020 and March 31, 2020.

Q2 2020 compared to Q2 2019

For the quarter ended June 30, 2020, our net interest income on a fully taxable-equivalent basis increased $3.8 million to $23.32 million compared to $19.52 million for the quarter end June 30, 2019. Our taxable-equivalent earnings on interest earning assets increased $1.1 million, while the cost of interest bearing liabilities decreased $2.7 million (see Tables I and II).

For the three months ended June 30, 2020 average interest earning assets increased 20.9% to $2.55 billion compared to$2.11 billion for the three months ended June 30, 2019, while average interest bearing liabilities increased 14.6% from $1.76 billion for the three months ended June 30, 2019 to $2.02 billion for the three months ended June 30, 2020.

For the quarter ended June 30, 2020, our net interest margin decreased to 3.68%, compared to 3.72% for the same period of 2019, as the yields on earning assets decreased 72 basis points, while the cost of our interest bearing funds decreased by 77 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.62% for the three months ended June 30, 2019.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	June 30, 2020			March 31, 2020			June 30, 2019
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,118,158	$25,466	4.84%	$1,935,473	$25,089	5.21%	$1,749,032	$24,184	5.55%
Tax-exempt (2)	17,244	200	4.66%	14,873	185	5.00%	14,695	213	5.81%
Securities
Taxable	248,792	1,453	2.35%	258,889	1,757	2.73%	203,049	1,607	3.17%
Tax-exempt (2)	120,385	1,012	3.38%	70,239	699	4.00%	100,307	999	3.99%
Federal funds sold and interest bearing deposits with other banks	41,776	60	0.58%	35,648	98	1.11%	38,214	134	1.41%
Total interest earning assets	2,546,355	28,191	4.45%	2,315,122	27,828	4.83%	2,105,297	27,137	5.17%
Noninterest earning assets
Cash & due from banks	16,672			14,422			14,124
Premises and equipment	50,457			46,151			41,318
Property held for sale	18,122			19,354			23,149
Other assets	122,233			101,492			86,493
Allowance for loan losses	(25,799)			(20,452)			(13,260)
Total assets	$2,728,040			$2,476,089			$2,257,121
Interest bearing liabilities
Interest bearing demand deposits	$764,852	$369	0.19%	$643,955	$1,081	0.68%	$575,240	$1,731	1.21%
Savings deposits	512,634	1,200	0.94%	449,021	1,337	1.20%	305,342	921	1.21%
Time deposits	625,717	2,617	1.68%	615,102	2,933	1.92%	673,272	3,315	1.97%
Short-term borrowings	95,744	499	2.10%	119,607	630	2.12%	187,120	1,397	2.99%
Long-term borrowings and capital trust securities	20,299	186	3.69%	20,304	219	4.34%	20,317	255	5.03%
Total interest bearing liabilities	2,019,246	4,871	0.97%	1,847,989	6,200	1.35%	1,761,291	7,619	1.74%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	417,992			339,340			241,811
Other liabilities	32,238			28,400			19,750
Total liabilities	2,469,476			2,215,729			2,022,852

Shareholders' equity	258,564			260,360			234,269
Total liabilities and shareholders' equity	$2,728,040			$2,476,089			$2,257,121
Net interest earnings		$23,320			$21,628			$19,518
Net yield on interest earning assets			3.68%			3.76%			3.72%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $254,000, $185,000, and $255,000 for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	June 30, 2020 vs. March 31, 2020			June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$2,277	$(1,900)	$377	$4,654	$(3,372)	$1,282
Tax-exempt	29	(14)	15	33	(46)	(13)
Securities
Taxable	(67)	(237)	(304)	316	(470)	(154)
Tax-exempt	435	(122)	313	181	(168)	13
Federal funds sold and interest bearing deposits with other banks	15	(53)	(38)	11	(85)	(74)
Total interest earned on interest earning assets	2,689	(2,326)	363	5,195	(4,141)	1,054

Interest paid on:
Interest bearing demand deposits	174	(886)	(712)	436	(1,798)	(1,362)
Savings deposits	174	(311)	(137)	518	(239)	279
Time deposits	50	(366)	(316)	(225)	(473)	(698)
Short-term borrowings	(124)	(7)	(131)	(556)	(342)	(898)
Long-term borrowings and capital trust securities	—	(33)	(33)	—	(69)	(69)
Total interest paid on interest bearing liabilities	274	(1,603)	(1,329)	173	(2,921)	(2,748)

Net interest income	$2,415	$(723)	$1,692	$5,022	$(1,220)	$3,802

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2020			June 30, 2019
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,026,814	$50,555	5.02%	$1,730,801	$47,090	5.49%
Tax-exempt (2)	16,059	385	4.82%	14,801	397	5.41%
Securities
Taxable	253,840	3,211	2.54%	199,759	3,292	3.32%
Tax-exempt (2)	95,313	1,710	3.61%	107,586	2,138	4.01%
Federal funds sold and interest bearing deposits with other banks	38,712	159	0.83%	44,910	365	1.64%
Total interest earning assets	2,430,738	56,020	4.63%	2,097,857	53,282	5.12%
Noninterest earning assets
Cash & due from banks	15,548			13,005
Premises and equipment	48,303			39,887
Property held for sale	18,738			21,381
Other assets	111,866			89,953
Allowance for loan losses	(24,342)			(13,287)
Total assets	$2,600,851			$2,248,796
Interest bearing liabilities
Interest bearing demand deposits	$704,404	$1,450	0.41%	$566,183	$3,395	1.21%
Savings deposits	480,827	2,537	1.06%	307,990	1,819	1.19%
Time deposits	620,409	5,550	1.80%	663,853	6,317	1.92%
Short-term borrowings	107,675	1,129	2.11%	193,672	2,869	2.99%
Long-term borrowings and capital trust securities	20,301	405	4.01%	20,319	514	5.10%
Total interest bearing liabilities	1,933,616	11,071	1.15%	1,752,017	14,914	1.72%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	378,667			244,984
Other liabilities	29,106			19,096
Total liabilities	2,341,389			2,016,097

Shareholders' equity - common	259,462			232,689
Total liabilities and shareholders' equity	$2,600,851			$2,248,786
Net interest earnings		$44,949			$38,368
Net yield on interest earning assets			3.72%			3.69%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.

(2)
- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $440,000 and $532,000 for the six months ended June 30, 2020 and 2019, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2020 versus June 30, 2019
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$7,618	$(4,153)	$3,465
Tax-exempt	32	(44)	(12)
Securities
Taxable	782	(862)	(80)
Tax-exempt	(232)	(196)	(428)
Federal funds sold and interest bearing deposits with other banks	(45)	(162)	(207)
Total interest earned on interest earning assets	8,155	(5,417)	2,738

Interest paid on:
Interest bearing demand deposits	685	(2,631)	(1,946)
Savings deposits	931	(213)	718
Time deposits	(401)	(366)	(767)
Short-term borrowings	(1,049)	(691)	(1,740)
Long-term borrowings and capital trust securities	—	(109)	(109)
Total interest paid on interest bearing liabilities	166	(4,010)	(3,844)

Net interest income	$7,989	$(1,407)	$6,582

Noninterest Income

Total noninterest income for the six months ended June 30, 2020 decreased 26.6% compared to the same period of 2019 principally due to lower insurance commissions due to the sale of SIS and the gain on sale of SIS recognized in 2019. On a quarterly basis, total noninterest income was 47.2% lower in 2020 compared to 2019 as second quarter 2019 included the gain on sale of SIS and higher realized securities gains. Further detail regarding noninterest income is reflected in the following table.

Table V - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019
Insurance commissions	$24	$606	$31	$1,780
Trust and wealth management fees	582	612	1,247	1,198
Mortgage origination revenue	641	164	855	315
Service charges on deposit accounts	882	1,224	2,145	2,405
Bank card revenue	1,087	893	2,020	1,707
Realized securities gains	—	1,086	1,038	1,082
Gain on sale of Summit Insurance Services, LLC	—	1,906	—	1,906
Bank owned life insurance income	275	248	539	486
Other	107	71	224	161
Total	$3,598	$6,810	$8,099	$11,040

Noninterest Expense

Total noninterest expense decreased 0.9% for the three months ended June 30, 2020 compared to the same period of 2019 and increased 3.4% for the six months ended June 30, 2020 as compared to the same period of 2019 with lower foreclosed properties expense being partially offset by higher salaries, commissions, and employee benefits and increased merger expenses. Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2020	$	%	2019	2020	$	%	2019
Salaries, commissions, and employee benefits	$7,930	$354	4.7%	$7,576	$15,601	$678	4.5%	$14,923
Net occupancy expense	977	97	11.0%	880	1,860	57	3.2%	1,803
Equipment expense	1,360	141	11.6%	1,219	2,789	391	16.3%	2,398
Professional fees	417	(58)	(12.2)%	475	804	(74)	(8.4)%	878
Advertising and public relations	93	(62)	(40.0)%	155	244	(64)	(20.8)%	308
Amortization of intangibles	410	(10)	(2.4)%	420	839	(58)	(6.5)%	897
FDIC premiums	110	22	25.0%	88	275	187	212.5%	88
Bank card expense	560	87	18.4%	473	1,063	152	16.7%	911
Foreclosed properties expense, net of losses	240	(1,305)	(84.5)%	1,545	1,207	(723)	(37.5)%	1,930
Merger-related expenses	637	255	66.8%	382	1,425	980	220.2%	445
Other	2,463	347	16.4%	2,116	4,088	(520)	(11.3)%	4,608
Total	$15,197	$(132)	(0.9)%	$15,329	$30,195	$1,006	3.4%	$29,189

Salaries, commissions, and employee benefits: The increases in these expenses for the three and six months ended June 30, 2020 compared to the same periods of 2019 are primarily due to an increase in number of employees, resulting from the Cornerstone and MVB branch acquisitions, and general merit raises.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past two years and also the Cornerstone and MVB branch acquisitions.

FDIC premiums: For the 2020 periods, FDIC premiums increased as we fully utilized our FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold and also due to a higher assessment base due to growth in our balance sheet. We expect increased assessments to continue throughout 2020.

Foreclosed properties expense, net of losses: The 2020 decreases in foreclosed properties expense, net of losses is primarily due to fewer writedowns of foreclosed properties to their fair value.

Merger-related expenses: Merger-related expenses during 2020 are related to the Cornerstone and MVB branch acquisitions.

Other: The decrease in other expenses for the six months ended June 30, 2020 is largely due to income related to deferred director compensation plan expense of $100,000 in 2020 compared to $594,000 expense in the comparable period of 2019 as a result of the stock market's deterioration during early 2020. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. This deferred director compensation expense increased to $383,000 for the quarter ended June 30, 2020 compared to $110,000 for the quarter ended June 30, 2019 as the stock market improved.

Income Taxes

Our income tax expense for the three months ended June 30, 2020 and June 30, 2019 totaled $1.5 million and $1.9 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, our income taxes totaled $2.7 million and $3.5 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended

June 30, 2020 and 2019 was 17.9% and 18.0%, respectively and for the six months ended June 30, 2020 and June 30, 2019 was 19.0% and 18.2%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

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

We recorded $8.25 million and $550,000 provisions for credit losses (for both funded loans and unfunded commitments) for the first six months of 2020 and 2019. The projected economic impact of COVID-19 on our loss drivers over the reasonable and supportable forecast period created the need for $7.2 million of additional ACL, which includes the ACL for unfunded commitments. Approximately $1.1 million of the provision was result of additional ACLL due to the acquisition of Cornerstone and MVB loans. Changes in loan volume and the mix in the underlying portfolio were insignificant to the ACL for the quarter.

As illustrated in Table VII below, our non-performing assets have decreased slightly since year end 2019.

Table VII - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2020	2019	2019
Accruing loans past due 90 days or more	$2	$208	$42
Nonaccrual loans
Commercial	754	948	764
Commercial real estate	5,822	6,544	5,800
Commercial construction and development	—	—	—
Residential construction and development	14	66	326
Residential real estate	5,873	5,517	4,404
Consumer	27	92	74
Other	35	100	100
Total nonaccrual loans	12,525	13,267	11,468
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,774	1,544	1,930
Commercial construction and development	4,511	4,910	4,601
Residential construction and development	10,645	13,132	11,169
Residential real estate	1,024	1,804	1,576
Total foreclosed properties	17,954	21,390	19,276
Repossessed assets	—	12	17
Total nonperforming assets	$30,481	$34,877	$30,803
Total nonperforming loans as a percentage of total loans	0.56%	0.74%	0.60%
Total nonperforming assets as a percentage of total assets	1.07%	1.52%	1.28%
Allowance for credit losses-loans as a percentage of nonperforming loans	216.85%	97.60%	113.58%
Allowance for credit losses-loans as a percentage of period end loans	1.22%	0.72%	0.68%

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2020 and 2019.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019
Beginning balance	$18,287	$24,393	$19,276	$21,432
Acquisitions	37	247	173	3,903
Improvements	487	32	1,072	33
Disposals	(639)	(2,086)	(1,403)	(2,533)
Writedowns to fair value	(218)	(1,196)	(1,164)	(1,445)
Balance March 31	$17,954	$21,390	$17,954	$21,390

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

At June 30, 2020 and December 31, 2019, our allowance for loan credit losses totaled $27.2 million, or 1.22% of total loans and $13.1 million, or 0.68% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

At June 30, 2020 and December 31, 2019 we had approximately $18.0 million and $19.3 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.86 billion at June 30, 2020 and $2.40 billion at December 31, 2019.  Table IX below is a summary of significant changes in our financial position between December 31, 2019 and June 30, 2020.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance December 31,	Impact of Cornerstone Acquisition	Impact of MVB Branches Acquisition	Other Changes	Balance
Dollars in thousands	2019				June 30, 2020
Assets
Cash and cash equivalents	$61,888	$46,034	137,667	$(202,799)	$42,790
Securities available for sale	276,355	90,028	—	(43,844)	322,539
Securities held to maturity	—	—	—	80,497	80,497
Other investments	12,972	349	—	(4,446)	8,875
Loans, net	1,900,425	39,461	33,942	218,713	2,192,541
Property held for sale	19,276	10	—	(1,332)	17,954
Premises and equipment	44,168	664	2,321	4,694	51,847
Goodwill and other intangibles	23,022	11,539	14,790	(838)	48,513
Cash surrender value of life insurance policies	43,603	2,715	—	8,997	55,315
Other assets	21,783	1,186	114	17,397	40,480
Total assets	$2,403,492	$191,986	$188,834	$77,039	$2,861,351

Liabilities
Deposits	$1,913,237	$173,266	188,732	$176,534	$2,451,769
Short-term borrowings	199,345	—	—	(108,400)	90,945
Long-term borrowings	717	—	—	(9)	708
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	—	19,589
Other liabilities	22,840	3,279	102	8,688	34,909

Shareholders' Equity	247,764	15,441	—	226	263,431

Total liabilities and shareholders' equity	$2,403,492	$191,986	188,834	$77,039	$2,861,351

The following is a discussion of the significant changes in our financial position during the first six months of 2020:

Cash and cash equivalents: Net reduction of $202.8 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances, funding of $99.9 million of PPP loans and the cash consideration of $14.3 million paid in conjunction with the Cornerstone acquisition.

Securities available for sale: The net decrease of $43.8 million in securities available for sale is principally a result of sales of a large portion of the acquired Cornerstone securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to fund loan growth and calls and maturities of brokered and direct CDs.

Securities held to maturity: During second quarter 2020, we invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Loans: Mortgage warehouse lines of credit grew $126.2 million during first half 2020 as we expanded our existing line participations and established two new participations in light of strong mortgage refinance and home purchase activity nationally. Excluding mortgage warehouse lines of credit and Cornerstone and MVB loans acquired, organic loan growth was $106.6 million during the first six months of 2020, of which $99.9 growth was PPP loans.

Other assets: During 2020, the largest increases in Other assets are as follows:

•	Right-of-use asset increased $3.1 million due to a new operating lease entered into for a Reston, Virginia location

•	Net derivative assets increased $4.6 million due to a newly entered interest rate cap

•	Deferred tax assets have increased $5.5 million primarily due to deferred taxes related to increased allowance for credit losses

Deposits: During the first six months of 2020, noninterest bearing checking deposits increased $182.6 million, interest bearing checking deposits grew $199.9 million, savings deposits grew $142.9 million, and retail CDs increased $84.2 million while brokered CDs declined $60.3 million and Direct CDs decreased $17.3 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with the Cornerstone and MVB branches acquisitions and proceeds from sales of securities.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income, dividends and the impact on retained earnings for adoption of ASC 326 on January 1, 2020.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.2 billion or 41.43% of total consolidated assets at June 30, 2020.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $850 million.  As of June 30, 2020 and December 31, 2019, these advances totaled approximately $92 million and $200 million, respectively.  At June 30, 2020, we had additional borrowing capacity of $758 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2020 was approximately $172 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify all of our securities as available for sale to enable us to liquidate them if the need arises.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2020 totaled $263.4 million compared to $247.8 million at December 31, 2019.

Refer to Note 12 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2020.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Capital Trust Securities	Operating Leases
2019	$9	$—	$297
2020	20	—	480
2021	21	—	443
2022	22	—	305
2023	23	—	261
Thereafter	613	19,589	1,325
Total	$708	$19,589	$3,111

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2020 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2020
Commitments to extend credit:
Revolving home equity and credit card lines	$88,119
Construction loans	135,086
Other loans	267,152
Standby letters of credit	11,430
Total	$501,787

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

Several techniques are available to monitor and control the level of interest rate risk.  We control interest rate risk principally by matching the maturities of our interest earning assets with similar maturing interest bearing liabilities and by hedging adverse risk exposures with derivative financial instruments such as interest rate swaps and caps. We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in interest rates is assumed to gradually take place over either the next 12 months or the next 24 months (as footnoted in table below), and then remain stable.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2020.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.54%	-4.12%
Up 200 basis points (1)	-2.75%	-3.50%
Up 200 basis points (2)	-1.45%	-5.31%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2020, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2020 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit’s purchase of its common stock under the Repurchase Plan for the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	8,722	$18.69	8,722	674,667
May 1, 2020 - May 31, 2020	—	—	—	—
June 1, 2020 - June 30, 2020	—	—	—	—

(a)  Shares purchased under the February 2020 Repurchase Plan.

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	August 7, 2020