Form 10-Q
period 2020-09-30
SUMMIT FINANCIAL GROUP, INC.
filed 2020-11-05
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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
Common Stock, $2.50 par value
12,982,493 shares outstanding as of November 2, 2020

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2020	December 31, 2019
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$16,257	$28,137
Interest bearing deposits with other banks	92,729	33,751
Cash and cash equivalents	108,986	61,888
Debt securities available for sale	297,989	276,355
Debt securities held to maturity (estimated fair value - $92,786)	91,600	—
Other investments	10,766	12,972
Loans held for sale	2,538	1,319
Loans, net of unearned income	2,251,804	1,913,499
Less: allowance for credit losses - loans	(29,354)	(13,074)
Loans, net	2,222,450	1,900,425
Property held for sale	17,831	19,276
Premises and equipment, net	52,880	44,168
Accrued interest receivable	10,978	8,439
Goodwill and other intangible assets	48,101	23,022
Cash surrender value of life insurance policies and annuities	57,029	43,603
Other assets	25,714	12,025
Total assets	$2,946,862	$2,403,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$420,070	$260,553
Interest bearing	2,031,821	1,652,684
Total deposits	2,451,891	1,913,237
Short-term borrowings	140,145	199,345
Long-term borrowings	703	717
Subordinated debentures	29,336	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	33,235	22,840
Total liabilities	2,674,899	2,155,728

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2020 - 12,981,717 shares and 2019 - 12,474,641 shares; outstanding: 2020 - 12,932,415 shares and 2019 - 12,408,542	94,717	80,084
Unallocated common stock held by Employee Stock Ownership Plan - 2020 - 49,302 shares and 2019 - 66,099 shares	(532)	(714)
Retained earnings	173,588	165,859
Accumulated other comprehensive income	4,190	2,535
Total shareholders' equity	271,963	247,764

Total liabilities and shareholders' equity	$2,946,862	$2,403,492

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2020	2019	2020	2019
Interest income
Interest and fees on loans
Taxable	$26,656	$24,786	$77,211	$71,877
Tax-exempt	151	154	455	467
Interest and dividends on securities
Taxable	1,445	1,566	4,656	4,859
Tax-exempt	937	618	2,288	2,307
Interest on interest bearing deposits with other banks	57	125	216	490
Total interest income	29,246	27,249	84,826	80,000
Interest expense
Interest on deposits	3,552	6,214	13,088	17,745
Interest on short-term borrowings	734	1,371	1,863	4,240
Interest on long-term borrowings and subordinated debentures	194	244	600	758
Total interest expense	4,480	7,829	15,551	22,743
Net interest income	24,766	19,420	69,275	57,257
Provision for credit losses	3,250	500	11,500	1,050
Net interest income after provision for credit losses	21,516	18,920	57,775	56,207
Noninterest income
Insurance commissions	44	40	75	1,821
Trust and wealth management fees	622	632	1,870	1,830
Mortgage origination revenue	780	77	1,636	392
Service charges on deposit accounts	1,138	1,312	3,283	3,716
Bank card revenue	1,237	924	3,257	2,631
Realized securities gains, net	1,522	453	2,560	1,535
Gain on sale of Summit Insurance Services, LLC	—	—	—	1,906
Bank owned life insurance and annuities income	795	247	1,334	733
Other	69	74	292	235
Total noninterest income	6,207	3,759	14,307	14,799
Noninterest expenses
Salaries, commissions and employee benefits	8,108	7,044	23,709	21,966
Net occupancy expense	1,057	799	2,917	2,602
Equipment expense	1,474	1,296	4,263	3,694
Professional fees	364	388	1,168	1,266
Advertising and public relations	145	177	389	484
Amortization of intangibles	412	404	1,251	1,300
FDIC premiums	320	—	595	88
Bank card expense	589	455	1,652	1,367
Foreclosed properties expense, net	607	305	1,815	2,236
Merger-related expenses	28	74	1,453	519
Other	2,405	1,864	6,493	6,473
Total noninterest expenses	15,509	12,806	45,705	41,995
Income before income tax expense	12,214	9,873	26,377	29,011
Income tax expense	2,594	1,812	5,302	5,293
Net income	$9,620	$8,061	$21,075	$23,718

Basic earnings per common share	$0.74	$0.65	$1.63	$1.89
Diluted earnings per common share	$0.74	$0.65	$1.62	$1.88
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2020	2019
Net income	$9,620	$8,061
Other comprehensive income:
Net unrealized gain on cashflow hedge of: 2020 - $555, net of deferred taxes of $133; 2019 - $70, net of deferred taxes of $17	422	53
Net unrealized gain on securities available for sale of: 2020 - $587, net of deferred taxes of $141 and reclassification adjustment for net realized gains included in net income of $1,522, net of tax of $365; 2019 - $2,068, net of deferred taxes of $496 and reclassification adjustment for net realized gains included in net income of $453, net of tax of $109	446	1,572
Total other comprehensive income	868	1,625
Total comprehensive income	$10,488	$9,686

	For the Nine Months Ended September 30,
Dollars in thousands	2020	2019
Net income	$21,075	$23,718
Other comprehensive income:
Net unrealized loss on cashflow hedge of: 2020 - $(1,943), net of deferred taxes of $(466); 2019 - $(487), net of deferred taxes of $(117)	(1,477)	(370)
Net unrealized gain on securities available for sale of: 2020 - $4,121 net of deferred taxes of $989 and reclassification adjustment for net realized gains included in net income of $2,560, net of tax of $614; 2019 - $7,315, net of deferred taxes of $1,755 and reclassification adjustment for net realized gains included in net income of $1,535, net of tax of $368	3,132	5,560
Net unrealized loss on pension plan of: 2019 - $(432), net of deferred taxes of $(104)	—	(328)
Total other comprehensive income	1,655	4,862
Total comprehensive income	$22,730	$28,580

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance at June 30, 2020	$94,539	$(593)	$166,163	$3,322	$263,431

Three Months Ended September 30, 2020
Net income	—	—	9,620	—	9,620
Other comprehensive income	—	—	—	868	868
Share-based compensation expense	79	—	—	—	79
Unallocated ESOP shares committed to be released - 5,599 shares	27	61	—	—	88
Common stock issuances from reinvested dividends - 4,771 shares	72	—	—	—	72
Common stock cash dividends declared ($0.17 per share)	—	—	(2,195)	—	(2,195)
Balance, September 30, 2020	$94,717	$(532)	$173,588	$4,190	$271,963

Balance June 30, 2019	$80,946	$(828)	$153,362	$2,221	$235,701

Three Months Ended September 30, 2019
Net income	—	—	8,061	—	8,061
Other comprehensive income	—	—	—	1,625	1,625
Share-based compensation expense	149	—	—	—	149
Unallocated ESOP shares committed to be released - 5,251 shares	80	56	—	—	136
Retirement of 52,460 shares of common stock	(1,453)	—	—	—	(1,453)
Common stock issuances from reinvested dividends - 2,227 shares	58	—	—	—	58
Common stock cash dividends declared ($0.15 per share)	—	—	(1,855)	—	(1,855)
Balance, September 30, 2019	$79,780	$(772)	$159,568	$3,846	$242,422

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity

Balance, December 31, 2019	$80,084	$(714)	$165,859	$2,535	$247,764

Nine Months Ended September 30, 2020
Impact of adoption of ASC 326	—	—	(6,756)	—	(6,756)
Net income	—	—	21,075	—	21,075
Other comprehensive income	—	—	—	1,655	1,655
Vesting of RSUs - 651 shares	—	—	—	—	—
Share-based compensation expense	402	—	—	—	402
Unallocated ESOP shares committed to be released - 16,797 shares	128	182	—	—	310
Retirement of 75,333 shares of common stock	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 11,758 shares	193	—	—	—	193
Common stock cash dividends declared ($0.51 per share)	—	—	(6,590)	—	(6,590)
Balance, September 30, 2020	$94,717	$(532)	$173,588	$4,190	$271,963

Balance, December 31, 2018	$80,431	$(939)	$141,354	$(1,016)	$219,830

Nine Months Ended September 30, 2019
Net income	—	—	23,718	—	23,718
Other comprehensive income	—	—	—	4,862	4,862
Exercise of stock options and SARs - 17,255 shares	7	—	—	—	7
Share-based compensation expense	430	—	—	—	430
Unallocated ESOP shares committed to be released - 15,481 shares	222	167	—	—	389
Retirement of 417,577 shares of common stock	(10,405)	—	—	—	(10,405)
Acquisition of Peoples Bankshares, Inc. - shares, net of 465,931 issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 6,781 shares	177	—	—	—	177
Common stock cash dividends declared ($0.44 per share)	—	—	(5,504)	—	(5,504)
Balance, September 30, 2019	$79,780	$(772)	$159,568	$3,846	$242,422

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net income	$21,075	$23,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,359	1,921
Provision for credit losses	11,500	1,050
Share-based compensation expense	402	430
Deferred income tax benefit	(3,459)	(336)
Loans originated for sale	(64,279)	(13,710)
Proceeds from sale of loans	64,195	13,292
Gains on loans held for sale	(1,135)	(270)
Realized securities gains, net	(2,560)	(1,535)
(Gain) loss on disposal of assets	(167)	213
Gain on sale of Summit Insurance Services, LLC	—	(1,906)
Write-downs of foreclosed properties	1,719	1,578
Amortization of securities premiums, net	2,135	1,826
Accretion related to acquisitions, net	(1,133)	(842)
Amortization of intangibles	1,251	1,300
Earnings on bank owned life insurance and annuities	(1,413)	(830)
(Increase) decrease in accrued interest receivable	(1,617)	434
(Increase) decrease in other assets	(48)	221
(Decrease) increase in other liabilities	(1,225)	2,935
Net cash provided by operating activities	27,600	29,489
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	2,810	1,766
Proceeds from maturities and calls of held to maturity securities	1,000	—
Proceeds from sales of securities available for sale	105,597	133,174
Principal payments received on securities available for sale	17,952	18,501
Purchases of securities available for sale	(52,783)	(63,504)
Purchases of held to maturity securities	(93,234)	—
Purchases of other investments	(14,245)	(12,035)
Proceeds from redemptions of other investments	16,461	14,332
Net loan originations	(264,600)	(118,893)
Purchases of premises and equipment	(8,077)	(7,238)
Proceeds from disposal of premises and equipment	9	11
Improvements to property held for sale	(1,249)	(88)
Proceeds from sales of repossessed assets & property held for sale	2,007	2,789
Purchase of life insurance contracts and annuities	(9,298)	—
Proceeds from sale of Summit Insurance Services, LLC	—	7,117
Cash and cash equivalents from acquisitions, net of cash consideration paid 2020 - $27,215; 2019 - $12,740	183,688	20,589
Net cash used in investing activities	(113,962)	(3,479)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	307,957	45,706
Net (decrease) increase in time deposits	(130,841)	39,621
Net decrease in short-term borrowings	(59,199)	(102,390)
Repayment of long-term borrowings	(14)	(13)
Proceeds from subordinated debt, net of issuance costs	29,336	—
Purchase of interest rate cap	(5,850)	—
Proceeds from issuance of common stock, net of issuance costs	105	98
Purchase and retirement of common stock	(1,444)	(10,405)
Exercise of stock options	—	7
Dividends paid on common stock	(6,590)	(5,504)
Net cash provided by (used in) financing activities	133,460	(32,880)
Increase (decrease) in cash and cash equivalents	47,098	(6,870)
continued
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2020	September 30, 2019
Cash and cash equivalents:
Beginning	61,888	59,540
Ending	$108,986	$52,670

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,887	$22,548
Income taxes	$9,145	$6,080

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$902	$4,060
Right of use assets obtained in exchange for lease obligations	$3,293	$—

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$171,645	$100,377
Liabilities assumed	$365,379	$114,151

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2019 audited financial statements and Annual Report on Form 10-K.

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

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs which clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2020	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$36,766	$—	$36,766	$—
Mortgage backed securities:
Government sponsored agencies	62,351	—	62,351	—
Nongovernment sponsored entities	15,190	—	15,190	—
State and political subdivisions	52,300	—	52,300	—
Corporate debt securities	25,956	—	25,956	—
Asset-backed securities	46,035	—	46,035	—
Tax-exempt state and political subdivisions	59,391	—	59,391	—
Total securities available for sale	$297,989	$—	$297,989	$—

Derivative financial assets
Interest rate cap	$4,611	$—	$4,611	$—

Derivative financial liabilities
Interest rate swaps	$3,067	$—	$3,067	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Securities available for sale
U.S. Government sponsored agencies	$20,864	$—	$20,864	$—
Mortgage backed securities:
Government sponsored agencies	70,975	—	70,975	—
Nongovernment sponsored entities	10,229	—	10,229	—
State and political subdivisions	49,973	—	49,973	—
Corporate debt securities	18,200	—	18,200	—
Asset-backed securities	33,014	—	33,014	—
Tax-exempt state and political subdivisions	73,100	—	73,100	—
Total securities available for sale	$276,355	$—	$276,355	$—

Derivative financial liabilities
Interest rate swaps	$988	$—	$988	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$2,538	$—	$2,538	$—

Collateral-dependent loans with an ACLL
Commercial	$8	$—	$8	$—
Commercial real estate	7,954	—	7,954	—
Construction and development	355	—	355	—
Residential real estate	90	—	90	—
Total collateral-dependent loans with an ACLL	$8,407	$—	$8,407	$—

Property held for sale
Commercial real estate	$1,125	$—	$1,125	$—
Construction and development	14,049	—	13,428	621
Residential real estate	500	—	500	—
Total property held for sale	$15,674	$—	$15,053	$621

Collateral dependent loans with an ACLL were categorized as impaired loans with specific reserves prior to the adoption of ASC 326.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,319	$—	$1,319	$—

Collateral-dependent impaired loans
Commercial	$4,831	$—	$4,831	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	425	—	425	—
Residential real estate	692	—	566	126
Total collateral-dependent impaired loans	$7,811	$—	$7,685	$126

Property held for sale
Commercial real estate	$1,304	$—	$1,304	$—
Construction and development	12,182	—	12,182	—
Residential real estate	705	—	705	—
Total property held for sale	$14,191	$—	$14,191	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$108,986	$108,986	$—	$108,986	$—
Securities available for sale	297,989	297,989	—	297,989	—
Securities held to maturity	91,600	92,786	—	92,786	—
Other investments	10,766	10,766	—	10,766	—
Loans held for sale, net	2,538	2,538	—	2,538	—
Loans, net	2,222,450	2,228,148	—	8,407	2,219,741
Accrued interest receivable	10,978	10,978	—	10,978	—
Derivative financial assets	4,611	4,611	—	4,611	—
Cash surrender value of life insurance policies and annuities	57,029	57,029	—	57,029	—
	$2,806,947	$2,813,831	$—	$594,090	$2,219,741
Financial liabilities
Deposits	$2,451,891	$2,456,247	$—	$2,456,247	$—
Short-term borrowings	140,145	140,145	—	140,145	—
Long-term borrowings	703	882	—	882	—
Subordinated debentures	29,336	29,336	—	29,336	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	898	898	—	898	—
Derivative financial liabilities	3,067	3,067	—	3,067	—
	$2,645,629	$2,650,164	$—	$2,650,164	$—

	December 31, 2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,888	$61,888	$—	$61,888	$—
Securities available for sale	276,355	276,355	—	276,355	—
Other investments	12,972	12,972	—	12,972	—
Loans held for sale, net	1,319	1,319	—	1,319	—
Loans, net	1,900,425	1,901,020	—	7,685	1,893,335
Accrued interest receivable	8,439	8,439	—	8,439	—
Cash surrender value of life insurance policies	43,603	43,603	—	43,603	—
	$2,305,001	$2,305,596	$—	$412,261	$1,893,335
Financial liabilities
Deposits	$1,913,237	$1,918,610	$—	$1,918,610	$—
Short-term borrowings	199,345	199,345	—	199,345	—
Long-term borrowings	717	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,234	1,234	—	1,234	—
Derivative financial liabilities	988	988	—	988	—
	$2,135,110	$2,140,620	$—	$2,140,620	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2020			2019
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$9,620			$8,061

Basic earnings per share	$9,620	12,922,158	$0.74	$8,061	12,412,982	$0.65

Effect of dilutive securities:
Stock options		4,182			4,654
Stock appreciation rights (SARs)		23,244			50,142
Restricted stock units (RSUs)		—			—

Diluted earnings per share	$9,620	12,949,584	$0.74	$8,061	12,467,778	$0.65

	For the Nine Months Ended September 30,
	2020			2019
Dollars in thousands,except per share amounts	Income (Numerator)	Common Shares (Denominator)	Per Share	Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$21,075			$23,718

Basic earnings per share	$21,075	12,934,401	$1.63	$23,718	12,555,411	$1.89

Effect of dilutive securities:
Stock options		4,308			5,006
Stock appreciation rights (SARs)		33,082			53,965
Restricted stock units (RSUs)		—			—

Diluted earnings per share	$21,075	12,971,913	$1.62	$23,718	12,614,382	$1.88

Stock option and stock appreciation right (SAR) grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the nine months ended September 30, 2020 and our anti-dilutive stock options for the quarter ended September 30, 2020 were 300 shares. Our anti-dilutive stock options for the three and nine months ended September 30, 2019 were 7,700 shares. Our anti-dilutive SARs for the three and nine months ended September 30, 2020 and September 30, 2019 were 222,740 and 84,615, respectively. Our anti-dilutive RSUs for the quarter and nine months ended September 30, 2020 were 15,082 and 13,780, respectively.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale: The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale (carried at estimated fair value)
Taxable debt securities
U.S. Government and agencies and corporations	$36,818	$366	$418	$36,766
Residential mortgage-backed securities:
Government-sponsored agencies	60,678	2,072	399	62,351
Nongovernment-sponsored entities	15,255	187	252	15,190
State and political subdivisions
General obligations	12,756	749	—	13,505
Water and sewer revenues	9,602	667	—	10,269
Lease revenues	5,837	344	3	6,178
Income tax revenues	5,055	435	—	5,490
Other revenues	15,550	1,309	1	16,858
Corporate debt securities	26,438	42	524	25,956
Asset-backed securities	47,291	14	1,270	46,035
Total taxable debt securities	235,280	6,185	2,867	238,598
Tax-exempt debt securities
State and political subdivisions
General obligations	29,149	2,828	17	31,960
Water and sewer revenues	8,290	669	—	8,959
Lease revenues	7,283	743	—	8,026
Other revenues	9,725	733	12	10,446
Total tax-exempt debt securities	54,447	4,973	29	59,391
Total available for sale securities	$289,727	$11,158	$2,896	$297,989

	December 31, 2019
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Available for Sale (carried at estimated fair value)
Taxable debt securities
U.S. Government and agencies and corporations	$21,036	$212	$384	$20,864
Residential mortgage-backed securities:
Government-sponsored agencies	70,379	1,031	435	70,975
Nongovernment-sponsored entities	10,253	17	41	10,229
State and political subdivisions
General obligations	12,603	25	171	12,457
Water and sewer revenues	7,170	71	114	7,127
Lease revenues	5,310	25	77	5,258
University revenues	5,917	164	16	6,065
Other revenues	18,831	344	109	19,066
Corporate debt securities	18,268	81	149	18,200
Asset-backed securities	33,826	—	812	33,014
Total taxable debt securities	203,593	1,970	2,308	203,255
Tax-exempt debt securities
State and political subdivisions
General obligations	36,673	2,526	—	39,199
Water and sewer revenues	9,565	633	—	10,198
Lease revenues	8,455	598	—	9,053
Other revenues	13,929	728	7	14,650
Total tax-exempt debt securities	68,622	4,485	7	73,100
Total available for sale securities	$272,215	$6,455	$2,315	$276,355

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$15,323	$1,426	$—	$16,749
New York	10,455	959	—	11,414
Texas	9,887	844	—	10,731
Illinois	9,248	636	18	9,866
Florida	8,497	669	—	9,166

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of securities available for sale at September 30, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,295	$32,637
Due from one to five years	84,789	86,143
Due from five to ten years	67,999	68,841
Due after ten years	104,644	110,368
Total	$289,727	$297,989

The proceeds from sales, calls and maturities of securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2020 and 2019 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2020
Securities available for sale	$105,597	$2,810	$17,952	$2,560	$—

2019
Securities available for sale	$133,174	$1,766	$18,501	$1,867	$332

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at September 30, 2020 and December 31, 2019.

	September 30, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	34	$15,995	$61	$12,427	$357	$28,422	$418
Residential mortgage-backed securities:
Government-sponsored agencies	12	6,031	49	9,327	350	15,358	399
Nongovernment-sponsored entities	4	3,492	22	2,726	230	6,218	252
State and political subdivisions:
Lease revenues	1	1,515	3	—	—	1,515	3
Other revenues	1	1,513	1	—	—	1,513	1
Corporate debt securities	10	8,381	410	1,886	114	10,267	524
Asset-backed securities	21	11,391	204	31,930	1,066	43,321	1,270
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	972	17	—	—	972	17
Other revenues	1	145	12	—	—	145	12
Total	85	$49,435	$779	$58,296	$2,117	$107,731	$2,896

	December 31, 2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$14,903	$384	$14,903	$384
Residential mortgage-backed securities:
Government-sponsored agencies	21	12,298	96	15,174	339	27,472	435
Nongovernment-sponsored entities	4	8,323	41	—	—	8,323	41
State and political subdivisions:
General obligations	10	10,581	171	—	—	10,581	171
Water and sewer revenues	4	4,421	114	—	—	4,421	114
Lease revenues	4	4,235	77	—	—	4,235	77
University revenues	1	1,307	16	—	—	1,307	16
Other revenues	6	6,517	109	—	—	6,517	109
Corporate debt securities	6	1,686	3	3,739	146	5,425	149
Asset-backed securities	15	3,441	34	29,573	778	33,014	812
Tax-exempt debt securities
State and political subdivisions:
Other revenues	2	1,183	7	—	—	1,183	7
Total	88	$53,992	$668	$63,389	$1,647	$117,381	$2,315

We do not intend to sell the above securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to changes in market interest rates, and in some cases limited market liquidity and is not due to credit quality as none of these securities are in default and all carry above investment grade ratings. Accordingly, no allowance for credit losses has been recognized relative to these securities.

Debt Securities Held to Maturity: The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at September 30, 2020 are summarized as follows:

	September 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Held to Maturity (carried at amortized cost)
Tax-exempt debt securities
State and political subdivisions
General obligations	$69,731	$1,081	$37	$70,775
Water and sewer revenues	7,181	104	8	7,277
Sales tax revenues	4,665	28	45	4,648
Other revenues	10,023	154	91	10,086
Total tax-exempt debt securities	91,600	1,367	181	92,786
Total	$91,600	$1,367	$181	$92,786

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$14,528	$182	$—	$14,710
California	10,132	216	8	10,340
Pennsylvania	8,823	41	8	8,856
Michigan	7,191	25	43	7,173
Nevada	6,976	—	6	6,970

The maturities, amortized cost and estimated fair values of held to maturity securities at September 30, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,048	2,090
Due after ten years	89,552	90,696
Held to Maturity	$91,600	$92,786

The proceeds from sales, calls and maturities of held to maturity securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2020 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2020
Securities held to maturity	$—	$1,000	$—	$—	$—

In accordance with ASC 326, an allowance for credit losses on held to maturity securities is a contra-asset valuation account, that is deducted from the amortized cost basis of securities carried at amortized cost to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held to maturity securities from the estimate of credit losses. At September 30, 2020, no allowance for credit losses on held to maturity securities has been recognized.

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
The following table presents the amortized cost of loans held for investment:

Dollars in thousands	September 30, 2020	December 31, 2019
Commercial	$350,985	$220,452
Commercial real estate - owner occupied
Professional & medical	94,635	81,973
Retail	100,926	100,993
Other	116,941	93,253
Commercial real estate - non-owner occupied
Hotels & motels	120,324	128,665
Mini-storage	57,601	50,913
Multifamily	152,561	164,398
Retail	108,326	102,989
Other	179,812	182,242
Construction and development
Land & land development	97,343	84,112
Construction	66,878	37,523
Residential 1-4 family real estate
Personal residence	263,315	260,843
Rental - small loan	104,694	101,080
Rental - large loan	73,836	63,986
Home equity	82,991	76,568
Mortgage warehouse lines	243,730	126,237
Consumer	34,655	35,021
Other
Credit cards	1,637	1,453
Overdrafts	614	798
Total loans, net of unearned fees	2,251,804	1,913,499
Less allowance for credit losses - loans	29,354	13,074
Loans, net	$2,222,450	$1,900,425

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
Loan Pools. In calculating the ACLL, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. We have identified the pools of financial assets with similar risk characteristics for measuring expected credit losses as presented in the table of amortized cost of loans held for investment above.
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

The following table presents the activity in the ACLL by portfolio segment during the first nine months of 2020:

	For the Nine Months Ended September 30, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$662	$—	$(99)	$27	$2,875
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,209	—	(1,005)	—	872
Retail	820	(272)	2,285	153	—	162	3,148
Other	821	(137)	(6)	—	—	—	678
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,833	—	—	—	2,132
Mini-storage	485	(311)	58	—	—	—	232
Multifamily	1,534	8	(900)	—	—	38	680
Retail	964	279	403	—	(343)	2	1,305
Other	1,721	(1,394)	600	—	—	—	927
Construction and development
Land & land development	600	2,136	1,334	111	(4)	39	4,216
Construction	242	996	2,150	—	—	—	3,388
Residential 1-4 family real estate
Personal residence	1,275	1,282	(35)	146	(45)	49	2,672
Rental - small loan	532	1,453	283	—	(123)	127	2,272
Rental - large loan	49	2,884	(317)	—	—	—	2,616
Home equity	138	308	499	—	(23)	39	961
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	194	—	(212)	101	224
Other
Credit cards	—	12	28	—	(33)	9	16
Overdrafts	—	182	128	—	(288)	118	140
Total	$13,074	$6,926	$10,408	$410	$(2,175)	$711	$29,354

The following table presents, as of September 30, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	September 30, 2020
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,242	$346,743	$350,985	$20	$2,855	$2,875
Commercial real estate - owner occupied
Professional & medical	2,197	92,438	94,635	230	642	872
Retail	16,220	84,706	100,926	2,142	1,006	3,148
Other	—	116,941	116,941	—	678	678
Commercial real estate - non-owner occupied
Hotels & motels	—	120,324	120,324	—	2,132	2,132
Mini-storage	—	57,601	57,601	—	232	232
Multifamily	—	152,561	152,561	—	680	680
Retail	2,507	105,819	108,326	57	1,248	1,305
Other	5,229	174,583	179,812	—	927	927
Construction and development
Land & land development	1,621	95,722	97,343	640	3,576	4,216
Construction	—	66,878	66,878	—	3,388	3,388
Residential 1-4 family real estate
Personal residence	—	263,315	263,315	—	2,672	2,672
Rental - small loan	726	103,968	104,694	44	2,228	2,272
Rental - large loan	4,445	69,391	73,836	—	2,616	2,616
Home equity	523	82,468	82,991	—	961	961
Consumer	—	34,655	34,655	—	224	224
Other
Credit cards	—	1,637	1,637	—	16	16
Overdrafts	—	614	614	—	140	140
Mortgage warehouse lines	—	243,730	243,730	—	—	—
Total	$37,710	$2,214,094	$2,251,804	$3,133	$26,221	$29,354

(1) Included in the loans collectively evaluated are $106.4 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no reserve.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	September 30, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,243	$4,243	$20
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	11,937	—	11,937	2,142
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	653	—	653	57
Other	2,890	—	2,890	—
Construction and development
Land & land development	995	—	995	640
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	726	—	726	44
Rental - large loan	4,444	—	4,444	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$21,645	$4,243	$25,888	$2,903

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

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of September 30, 2020 and December 31, 2019.

	At September 30, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$160	$42	$412	$614	$350,371	$—
Commercial real estate - owner occupied
Professional & medical	116	—	453	569	94,066	—
Retail	307	591	2,445	3,343	97,583	—
Other	—	—	149	149	116,792	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	120,324	—
Mini-storage	—	—	—	—	57,601	—
Multifamily	—	417	—	417	152,144	—
Retail	—	—	821	821	107,505	—
Other	—	310	53	363	179,449	—
Construction and development
Land & land development	93	329	2	424	96,919	—
Construction	—	—	—	—	66,878	—
Residential 1-4 family real estate
Personal residence	3,062	579	1,112	4,753	258,562	—
Rental - small loan	243	—	794	1,037	103,657	—
Rental - large loan	—	—	1,127	1,127	72,709	—
Home equity	516	156	137	809	82,182	—
Mortgage warehouse lines	—	—	—	—	243,730	—
Consumer	128	32	27	187	34,468	—
Other
Credit cards	1	—	2	3	1,634	2
Overdrafts	—	—	—	—	614	—
Total	$4,626	$2,456	$7,534	$14,616	$2,237,188	$2

	At December 31, 2019
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$216	$—	$483	$699	$219,753	$—
Commercial real estate - owner occupied
Professional & medical	—	137	1,602	1,739	80,234	—
Retail	118	—	2,434	2,552	98,441	—
Other	—	—	—	—	93,253	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,665	—
Mini-storage	—	—	—	—	50,913	—
Multifamily	809	—	7	816	163,582	—
Retail	71	179	968	1,218	101,771	—
Other	—	—	387	387	181,855	—
Construction and development
Land & land development	208	28	188	424	83,688	—
Construction	—	—	138	138	37,385	—
Residential 1-4 family real estate
Personal residence	3,361	806	937	5,104	255,739	—
Rental - small loan	810	21	940	1,771	99,309	—
Rental - large loan	—	—	—	—	63,986	—
Home equity	760	—	223	983	75,585	—
Mortgage warehouse lines	—	—	—	—	126,237	—
Consumer	190	79	70	339	34,682	—
Other
Credit cards	19	6	42	67	1,386	42
Overdrafts	—	—	—	—	798	—
Total	$6,562	$1,256	$8,419	$16,237	$1,897,262	$42

Nonaccrual loans:  The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2020 and December 31, 2019.

	September 30,		December 31,
	2020		2019
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$553	$—	$864	$76
Commercial real estate - owner occupied
Professional & medical	453	—	1,602	—
Retail	2,551	2,268	2,552	2,262
Other	383	—	43	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	52	—	57	—
Multifamily	—	—	38	31
Retail	821	168	1,120	527
Other	53	—	388	40
Construction and development
Land & land development	2	—	188	—
Construction	—	—	138	—
Residential 1-4 family real estate
Personal residence	2,093	—	2,485	423
Rental - small loan	1,702	105	1,635	150
Rental - large loan	1,127	1,127	—	—
Home equity	182	—	284	—
Mortgage warehouse lines	—	—	—	—
Consumer	29	—	74	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$10,001	$3,668	$11,468	$3,509

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	September 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$152,812	$51,021	$23,084	$20,745	$13,647	$14,098	$67,155	$—	$342,562
	Special Mention	10	40	1,959	81	90	918	558	—	3,656
	Substandard	1,039	191	198	46	41	89	3,163	—	4,767
Total Commercial		153,861	51,252	25,241	20,872	13,778	15,105	70,876	—	350,985

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	7,435	14,460	2,580	27,117	3,370	30,154	2,689	—	87,805
	Special Mention	1,178	—	—	—	—	5,199	—	—	6,377
	Substandard	—	320	—	—	133	—	—	—	453
Total Professional & Medical		8,613	14,780	2,580	27,117	3,503	35,353	2,689	—	94,635

Retail	Pass	4,691	28,183	5,222	10,721	6,040	28,879	2,236	—	85,972
	Special Mention	—	1,239	—	591	6	848	50	—	2,734
	Substandard	—	9,669	—	—	—	2,551	—	—	12,220
Total Retail		4,691	39,091	5,222	11,312	6,046	32,278	2,286	—	100,926

Other	Pass	24,437	15,558	16,567	9,539	13,284	34,420	1,635	—	115,440
	Special Mention	—	—	—	—	—	760	—	—	760
	Substandard	—	—	—	358	—	342	41	—	741
Total Other		24,437	15,558	16,567	9,897	13,284	35,522	1,676	—	116,941

Total Commercial Real Estate - Owner Occupied		37,741	69,429	24,369	48,326	22,833	103,153	6,651	—	312,502

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,457	61,244	15,796	9,901	10,417	14,692	4,817	—	120,324
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		3,457	61,244	15,796	9,901	10,417	14,692	4,817	—	120,324

Mini-storage	Pass	6,200	19,974	14,971	4,029	7,239	4,869	267	—	57,549
	Special Mention	—	—	—	—	—	52	—	—	52
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		6,200	19,974	14,971	4,029	7,239	4,921	267	—	57,601

Multifamily	Pass	17,022	26,957	26,917	18,556	11,271	49,091	2,648	—	152,462
	Special Mention	—	—	—	—	—	99	—	—	99
	Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily		17,022	26,957	26,917	18,556	11,271	49,190	2,648	—	152,561

	September 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Retail	Pass	13,044	23,808	9,980	8,399	5,410	40,150	6,158	—	106,949
	Special Mention	—	—	—	168	—	556	—	—	724
	Substandard	—	—	—	—	—	653	—	—	653
Total Retail		13,044	23,808	9,980	8,567	5,410	41,359	6,158	—	108,326

Other	Pass	34,265	20,985	51,645	11,077	27,276	29,466	1,697	—	176,411
	Special Mention	—	—	—	—	—	458	—	—	458
	Substandard	—	—	—	—	—	2,943	—	—	2,943
Total Other		34,265	20,985	51,645	11,077	27,276	32,867	1,697	—	179,812

Total Commercial Real Estate - Non-Owner Occupied		73,988	152,968	119,309	52,130	61,613	143,029	15,587	—	618,624

Construction and Development

Land & land development	Pass	12,711	29,048	10,899	4,844	6,709	22,665	8,361	—	95,237
	Special Mention	—	—	13	—	—	955	—	—	968
	Substandard	—	—	6	—	14	1,118	—	—	1,138
Total Land & land development		12,711	29,048	10,918	4,844	6,723	24,738	8,361	—	97,343

Construction	Pass	31,366	30,661	1,959	895	—	—	1,997	—	66,878
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		31,366	30,661	1,959	895	—	—	1,997	—	66,878

Total Construction and Development		44,077	59,709	12,877	5,739	6,723	24,738	10,358	—	164,221

Residential 1-4 Family Real Estate

Personal residence	Pass	28,233	28,257	25,264	19,494	22,875	117,412	—	—	241,535
	Special Mention	—	187	63	352	76	12,908	—	—	13,586
	Substandard	—	46	463	213	186	7,286	—	—	8,194
Total Personal Residence		28,233	28,490	25,790	20,059	23,137	137,606	—	—	263,315

Rental - small loan	Pass	15,175	15,938	12,684	11,630	10,586	28,501	4,570	—	99,084
	Special Mention	111	491	251	3	196	1,789	163	—	3,004
	Substandard	—	—	—	—	45	2,561	—	—	2,606
Total Rental - Small Loan		15,286	16,429	12,935	11,633	10,827	32,851	4,733	—	104,694

Rental - large loan	Pass	13,396	6,089	10,906	5,423	8,317	21,491	2,306	—	67,928
	Special Mention	—	1,430	—	—	—	33	—	—	1,463
	Substandard	—	—	—	—	1,127	3,318	—	—	4,445
Total Rental - Large Loan		13,396	7,519	10,906	5,423	9,444	24,842	2,306	—	73,836

Home equity	Pass	131	—	90	46	266	1,434	78,799	—	80,766
	Special Mention	—	—	—	40	—	162	1,426	—	1,628
	Substandard	—	—	—	—	—	355	242	—	597
Total Home Equity		131	—	90	86	266	1,951	80,467	—	82,991

	September 30, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Total Residential 1-4 Family Real Estate		57,046	52,438	49,721	37,201	43,674	197,250	87,506	—	524,836

Mortgage warehouse lines	Pass	—	—	—	—	—	—	243,730	—	243,730
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	243,730	—	243,730

Consumer	Pass	10,441	10,748	5,139	1,977	1,432	1,679	862	—	32,278
	Special Mention	789	549	270	170	81	62	17	—	1,938
	Substandard	178	132	22	15	59	5	28	—	439
Total Consumer		11,408	11,429	5,431	2,162	1,572	1,746	907	—	34,655

Other

Credit cards	Pass	1,637	—	—	—	—	—	—	—	1,637
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,637	—	—	—	—	—	—	—	1,637

Overdrafts	Pass	614	—	—	—	—	—	—	—	614
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		614	—	—	—	—	—	—	—	614

Total Other		2,251	—	—	—	—	—	—	—	2,251

Total		$380,372	$397,225	$236,948	$166,430	$150,193	$485,021	$435,615	$—	$2,251,804

At September 30, 2020, we had TDRs of $25.2 million, of which $21.3 million were current with respect to restructured contractual payments. At December 31, 2019, our TDRs totaled $25.7 million, of which $22.9 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2020 and September 30, 2019. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Personal residence	1	$48	$48	—	—	—
Rental - small loan	1	399	399	—	—	—
Total	2	$447	$447	—	$—	$—

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate - owner occupied
Other	1	$361	$361	1	$325	$325
Commercial real estate - non-owner occupied
Multifamily	—	—	—	1	35	35
Retail	—	—	—	2	162	162
Other	—	—	—	1	127	127
Residential 1-4 family real estate
Personal residence	1	48	48	3	151	151
Rental - small loan	1	399	399	4	259	259
Consumer	—	—	—	1	16	16
Total	3	$808	$808	13	$1,075	$1,075

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	1	$361	—	$—
Commercial real estate - non-owner occupied
Other	—	—	1	126
Residential 1-4 family real estate
Personal residence	1	49	2	122
Rental - small loan	—	—	1	52
Total	2	$410	4	$300

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	1	$361	—	$—
Commercial real estate - non-owner occupied
Other	—	—	1	126
Residential 1-4 family real estate
Personal residence	1	49	2	122
Rental - small loan	—	—	1	52
Total	2	$410	4	$300

As of September 30, 2020, we had loans modifications to interest only or principal and interest deferrals on outstanding loan balances of $117.7 million in connection with the COVID-19 relief provided by the CARES Act. These modifications and deferrals were not considered troubled debt restructurings as permitted by provisions in the CARES Act.

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

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

During first quarter 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic. We determined that there were no indicators of impairment noted as of March 31, 2020.

The following tables present our goodwill activity for the quarter ending September 30, 2020 and the balance of other intangible assets at September 30, 2020 and December 31, 2019.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2020	$12,658
Reclassifications to goodwill	—
Acquired goodwill	25,487
Balance, September 30, 2020	$38,145

	Other Intangible Assets
Dollars in thousands	September 30, 2020	December 31, 2019
Identifiable intangible assets
Gross carrying amount	$15,569	$14,727
Less: accumulated amortization	(5,613)	(4,363)
Net carrying amount	$9,956	$10,364

We recorded amortization expense of $412,000 and $1,251,000 for the three and nine months ended September 30, 2020 and $404,000 and $1,300,000 for the three and nine months ended September 30, 2019, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Three month period ending December 31, 2020	$408
Year ending December 31, 2021	1,532
Year ending December 31, 2022	1,396
Year ending December 31, 2023	1,260
Year ending December 31, 2024	1,124
Thereafter	4,165

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2020 and December 31, 2019:

Dollars in thousands	September 30, 2020	December 31, 2019
Demand deposits, interest bearing	$867,442	$630,351
Savings deposits	598,564	418,096
Time deposits	565,815	604,237
Total	$2,031,821	$1,652,684

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $64.1 million and $150.6 million at September 30, 2020 and December 31, 2019, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2020 is as follows:

Dollars in thousands
Three month period ending December 31, 2020	$105,223
Year ending December 31, 2021	332,065
Year ending December 31, 2022	60,820
Year ending December 31, 2023	35,732
Year ending December 31, 2024	15,635
Thereafter	16,340
Total	$565,815

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $145.4 million at September 30, 2020 and $198.1 million at December 31, 2019.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2020		2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$140,000	$145	$206,550	$144
Average balance outstanding for the period	126,964	145	196,058	564
Maximum balance outstanding at any month end during period	215,700	145	225,200	144
Weighted average interest rate for the period	0.79%	0.64%	2.63%	2.48%
Weighted average interest rate for balances
outstanding at September 30	0.36%	0.25%	2.15%	2.00%

	Year Ended December 31, 2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$199,200	145
Average balance outstanding for the period	193,992	458
Maximum balance outstanding at any month end during period	237,400	145
Weighted average interest rate for the period	2.48%	2.43%
Weighted average interest rate for balances
outstanding at December 31	1.83%	1.75%

Long-term borrowings:  Our long-term borrowings of $703,000 and $717,000 at September 30, 2020 and December 31, 2019, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.25 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $30 million of subordinated debentures, net of $664,000 debt issuance costs, during third quarter 2020 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at September 30, 2020 and December 31, 2019.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2020	$5	$—	$—
	2021	20	—	—
	2022	21	—	—
	2023	22	—	—
	2024	22	—	—
	Thereafter	613	29,336	19,589
		$703	$29,336	$19,589

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

A summary of our SAR and stock option activity the first nine months of 2020 and 2019 is as follows:

	For the Nine Months Ended September 30,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, September 30	330,703	$349	6.58	$20.44

Exercisable, September 30	179,375	$349	5.52	$17.03

	For the Nine Months Ended September 30,
	2019
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,413)			11.83
Forfeited	—			—
Expired	—			—
Outstanding, September 30	338,803	$1,745	7.41	$20.56

Exercisable, September 30	112,989	$1,063	5.59	$16.32

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

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	25.93
Granted	12,841	18.19
Forfeited	—	—
Vested	(651)	25.60
Nonvested, September 30, 2020	15,082	20.45

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2020 and 2019, total stock compensation expense for all share-based arrangements was $402,000 and $430,000 and the related deferred tax benefits were approximately $96,000 and $103,000. For the three months ended September 30, 2020 and 2019, total stock compensation expense for all share-based arrangements was $80,000 and $149,000 and the related deferred tax benefits were approximately $19,000 and $36,000. At September 30, 2020 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.37 million and is expected to be recognized over the next 1.87 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2020
Commitments to extend credit:
Revolving home equity and credit card lines	$88,214
Construction loans	110,896
Other loans	320,318
Standby letters of credit	11,200
Total	$530,628

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

The impact to the ACL on off-balance sheet credit exposures upon adoption of ASC 326 was $2.43 million, followed by a nine month 2020 provision of $1.09 million resulting in a September 30, 2020 balance of $3.52 million.

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

NOTE 12.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2020, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of September 30, 2020 and December 31, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
CET1 (to risk weighted assets)
Summit	$231,568	9.9%	N/A	N/A	N/A	N/A
Summit Community	276,361	11.8%	163,943	7.0%	152,233	6.5%
Tier I Capital (to risk weighted assets)
Summit	250,568	10.7%	N/A	N/A	N/A	N/A
Summit Community	276,361	11.8%	199,074	8.5%	187,363	8.0%
Total Capital (to risk weighted assets)
Summit	301,774	12.9%	N/A	N/A	N/A	N/A
Summit Community	297,567	12.7%	246,020	10.5%	234,305	10.0%
Tier I Capital (to average assets)
Summit	250,568	8.7%	N/A	N/A	N/A	N/A
Summit Community	276,361	9.6%	115,150	4.0%	143,938	5.0%

	Actual		Minimum Required Capital - Basel III Fully Phased-in		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
CET1 (to risk weighted assets)
Summit	224,679	11.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	141,183	7.0%	131,099	6.5%
Tier I Capital (to risk weighted assets)
Summit	243,679	12.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	171,437	8.5%	161,352	8.0%
Total Capital (to risk weighted assets)
Summit	256,753	12.7%	N/A	N/A	N/A	N/A
Summit Community	257,119	12.7%	212,579	10.5%	202,456	10.0%
Tier I Capital (to average assets)
Summit	243,679	10.5%	N/A	N/A	N/A	N/A
Summit Community	244,045	10.6%	92,092	4.0%	115,116	5.0%

NOTE  13.  DERIVATIVE FINANCIAL INSTRUMENTS

Cash flow hedges

We have entered into three pay-fixed/receive LIBOR interest rate swaps as follows:

•A $40 million notional interest rate swap expiring on October 18, 2021, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 2.19% and receive a variable rate equal to three month LIBOR.

•A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2023, was designated as a cash flow hedge of $20 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.07% and receive a variable rate equal to three month LIBOR.

•A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, was designated as a cash flow hedge of $20 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.1055% and receive a variable rate equal to three month LIBOR.

In addition, we have entered into one interest rate cap to hedge the risk of variability in its cash flows above .75% of the three month LIBOR benchmark interest rate.

•A $100 million notional interest rate cap with an effective date of July 20, 2020 and expiring on April 18, 2030, was designated as a cash flow hedge of $100 million of forecasted fixed rate Federal Home Loan Bank advances. Under the terms of this cap we will hedge the variability of cash flows when three month LIBOR is above .75%.

Fair value hedges

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges as follows:

•Under the terms of a $9.95 million original notional interest rate swap expiring January 15, 2025, we will pay a fixed rate of 4.33% and receive a variable rate equal to one month LIBOR plus 2.40 percent.

•Under the terms of a $11.3 million original notional interest rate swap expiring January 15, 2026, we will pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18 percent.

A summary of our derivative financial instruments as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$1,652	$—

Interest rate cap
Short term borrowings	$100,000	$4,611	$—	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,349	$—	$1,415	$—

	December 31, 2019
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$70,000	$—	$679	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,809	$—	$309	$—

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

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of Cornerstone were recorded at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $10.82 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing or upon a triggering event. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2020 in connection with the acquisition of Cornerstone, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by Cornerstone	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,250
Stock consideration			15,441
Total consideration			29,691

Identifiable assets acquired:
Cash and cash equivalents	$60,284	$—	$60,284
Securities available for sale, at fair value	90,075	(47)	90,028
Loans
Purchased performing	37,965	188	38,153
Purchased credit deteriorated	1,877	(569)	1,308
Allowance for loan losses	(312)	312	—
Premises and equipment	806	(142)	664
Property held for sale	10	—	10
Core deposit intangibles	—	717	717
Other assets	4,324	(74)	4,250
Total identifiable assets acquired	$195,029	$385	$195,414

Identifiable liabilities assumed:
Deposits	173,027	239	173,266
Other liabilities	3,286	(7)	3,279
Total identifiable liabilities assumed	$176,313	$232	$176,545

Net identifiable assets acquired	$18,716	$153	$18,869

Preliminary goodwill resulting from acquisition			$10,822

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

The following presents the financial effects of adjustments recognized in the statements of income for the three and nine months ended September 30, 2020 and 2019 related to business combinations that occurred during 2016, 2017, 2019 and 2020.

	Income increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Interest and fees on loans	$161	$137	$680	$604
Interest expense on deposits	175	77	461	247
Amortization of intangibles	(412)	(404)	(1,251)	(1,234)
Income before income tax expense	$(76)	$(190)	$(110)	$(383)

Pending WinFirst Acquisition

On September 28, 2020, we entered into a Definitive Merger Agreement with WinFirst Financial Corp. ("WinFirst"). Pursuant to the terms of the merger agreement, Summit will acquire all of the outstanding shares of common stock of WinFirst in exchange for cash in the amount of $21.7 million. Total merger consideration received by WinFirst shareholders is subject to an adjustment if WinFirst's adjusted shareholders’ equity as of the effective date of the merger deviates from the range mutually determined by the parties. WinFirst's assets approximated $146 million at September 30, 2020.

We anticipate the acquisition will close by year-end 2020, subject to customary closing conditions, including regulatory approval and approval of WinFirst's shareholders. Following the consummation of the merger, WinFirst's wholly-owned subsidiary WinFirst Bank will be consolidated with Summit's subsidiary, Summit Community Bank, Inc.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ending September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(140)	$48	$(2,417)	$5,831	$3,322
Other comprehensive income before reclassification	—	—	422	1,603	2,025
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1,157)	(1,157)
Net current period other comprehensive income	—	—	422	446	868
Ending balance	$(140)	$48	$(1,995)	$6,277	$4,190

	For the Three Months Ended September 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(328)	$139	$(737)	$3,147	$2,221
Other comprehensive income income before reclassification	—	—	53	1,916	1,969
Amounts reclassified from accumulated other comprehensive income	—	—	—	(344)	(344)
Net current period other comprehensive income	—	—	53	1,572	1,625
Ending balance	$(328)	$139	$(684)	$4,719	$3,846

	For the Nine Months Ended September 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification	—	—	(1,477)	5,078	3,601
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1,946)	(1,946)
Net current period other comprehensive income (loss)	—	—	(1,477)	3,132	1,655
Ending balance	$(140)	$48	$(1,995)	$6,277	$4,190

	For the Nine Months Ended September 30, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification	(328)	—	(370)	6,727	6,029
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1,167)	(1,167)
Net current period other comprehensive income (loss)	(328)	—	(370)	5,560	4,862
Ending balance	$(328)	$139	$(684)	$4,719	$3,846

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended September 30, 2020 and September 30, 2019 totaled $2.6 million and $1.8 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019 our income tax expense totaled $5.3 million and $5.3 million. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended September 30, 2020 and 2019 was 21.2% and 18.4%, respectively, and for the nine months ended September 30, 2020 and 2019 waa 20.1% and 18.2%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Dollars in thousands	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.9)%	(1.6)%	(2.2)%	(2.0)%
State income taxes, net of Federal income tax benefit	1.9%	1.9%	1.6%	1.8%
Low-income housing and rehabilitation tax credits	(0.1)%	(0.5)%	(0.6)%	(0.6)%
Other, net	0.3%	(2.4)%	0.3%	(2.0)%
Effective income tax rate	21.2%	18.4%	20.1%	18.2%

The components of applicable income tax expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Current
Federal	$2,697	$1,666	$7,689	$4,913
State	372	246	1,072	716
	3,069	1,912	8,761	5,629
Deferred
Federal	(416)	(88)	(3,025)	(294)
State	(59)	(12)	(434)	(42)
	(475)	(100)	(3,459)	(336)
Total	$2,594	$1,812	$5,302	$5,293

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Service fees on deposit accounts	$1,138	$1,312	$3,283	$3,716
Bank card revenue	1,237	924	3,257	2,631
Trust and wealth management fees	622	632	1,870	1,830
Insurance commissions	44	40	75	1,821
Other	69	66	292	224
Net revenue from contracts with customers	3,110	2,974	8,777	10,222
Non-interest income within the scope of other ASC topics	3,097	785	5,530	4,577
Total noninterest income	$6,207	$3,759	$14,307	$14,799

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

OVERVIEW

On January 1, 2020, we acquired Cornerstone Financial Service, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank, Inc., headquartered in West Union, West Virginia and on April 24, 2020, we acquired four MVB Bank ("MVB") branches in the eastern panhandle of West Virginia. Cornerstone's and MVB's results are included in our financial statements from the acquisition dates forward, impacting comparisons to the prior-year periods. On May 1, 2019, we sold our insurance agency, Summit Insurance Services, LLC ("SIS"). Accordingly, their results are included in our financial statements only until date of sale, impacting comparisons to the first nine months of the prior-year.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our Cornerstone and MVB branch acquisitions and organic loan growth, average interest earning assets increased by 19.87% for the first nine months in 2020 compared to the same period of 2019 while our net interest earnings on a tax equivalent basis increased 20.71%.  Our tax equivalent net interest margin increased 2 basis points as our yield on interest earning assets decreased 59 basis points while our cost of interest bearing funds decreased 70 basis points.

COVID-19 IMPACTS

Overview

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our clients, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related).

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
Impact on our Financial Position and Results of Operations

Lending and Credit Risks

COVID-19 has had a material impact on our loan credit risks for the first nine months of 2020. While we have not yet experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Due to deteriorated forecasted economic scenarios since the pandemic was declared in early March, our need for additional ACL increased significantly. Should economic conditions worsen, we could experience further increases in our ACL and record additional credit loss expense.
We have taken actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we are either modifying to interest only or deferring the full loan payment. Accordingly, the following tables summarize the aggregate balances of loans the Company has modified as result of COVID-19 as of September 30, 2020 and June 30, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 as of September 30, 2020
Dollars in thousands	Total Loan Balance as of 9/30/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$120,324	$36,803	$11,466	$48,269	40.1%
Non-owner occupied retail stores	108,326	19,497	—	19,497	18.0%
Owner-occupied retail stores	100,926	1,601	1,409	3,010	3.0%
Restaurants	7,968	—	—	—	—%
Oil & gas industry	24,404	914	—	914	3.7%
Other commercial	1,084,385	40,846	—	40,846	3.8%
Total Commercial Loans	1,446,333	99,661	12,875	112,536	7.8%
Residential 1-4 family personal	263,315	195	991	1,186	0.5%
Residential 1-4 family rentals	178,529	3,567	336	3,903	2.2%
Home equity	82,991	—	—	—	—%
Total Residential Real Estate Loans	524,835	3,762	1,327	5,089	1.0%
Consumer	34,655	34	22	56	0.2%
Mortgage warehouse lines	243,730	—	—	—	0.0%
Credit cards and overdrafts	2,251	—	—	—	0.0%
Total Loans	$2,251,804	$103,457	$14,224	$117,681	5.2%

		Loan Balances Modified Due to COVID-19 as of June 30, 2020
Dollars in thousands	Total Loan Balance as of 6/30/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$119,204	$55,849	$43,030	$98,879	82.9%
Non-owner occupied retail stores	109,078	38,354	13,802	52,156	47.8%
Owner-occupied retail stores	119,794	21,956	9,372	31,328	26.2%
Restaurants	8,126	2,392	1,877	4,269	52.5%
Oil & gas industry	31,977	914	4,378	5,292	16.5%
Other commercial	1,005,740	88,285	34,634	122,919	12.2%
Total Commercial Loans	1,393,919	207,750	107,093	314,843	22.6%
Residential 1-4 family personal	267,170	3,933	13,404	17,337	6.5%
Residential 1-4 family rentals	180,415	20,348	6,032	26,380	14.6%
Home equity	88,929	—	569	569	0.6%
Total Residential Real Estate Loans	536,514	24,281	20,005	44,286	8.3%
Consumer	34,640	595	605	1,200	3.5%
Mortgage warehouse lines	252,472	—	—	—	0.0%
Credit cards and overdrafts	2,162	—	—	—	0.0%
Total Loans	$2,219,707	$232,626	$127,703	$360,329	16.2%

Modified loans with deferred payments will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance and Section 401(3) of the CARES Act, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of September 30, 2020. We anticipate that COVID-19 related loan modifications will continue throughout 2020.
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
Capital and Liquidity

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, management believes that our financial position, including high levels of capital and liquidity, will allow us to successfully endure the negative economic impacts of the crisis. Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At September 30, 2020, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.6% at September 30, 2020, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At September 30, 2020, the Company’s cash and cash equivalent balances were $109.0 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At September 30, 2020, the Company’s available-for-sale securities portfolio totaled $298.0 million, $162.1 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at September 30, 2020 was $732.7 million, and it maintained $169.2 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.
The COVID-19 crisis is expected to continue to impact our financial results, as well as demand for our services and products during the remainder of 2020 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future revenues, earnings results, allowance for credit losses, capital reserves and liquidity are unknown at present.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the nine months ended September 30, 2020 decreased to $21.1 million or $1.62 per diluted share from $23.7 million or $1.88 per diluted share for the same period of 2019. Net income for the three months ended September 30, 2020 was $9.6 million, or $0.74 per diluted share, compared to $8.1 million, or $0.65 per diluted share for the same period of 2019. Earnings for both the nine and three months ended September 30, 2020 were negatively impacted by increased provision for credit losses, partially offset by higher net interest income, increased realized securities gains and higher mortgage origination revenue. In addition, negatively impacting earnings for the nine months ended September 30, 2020 were increased merger-related expenses and fewer insurance commissions due to the sale of our insurance subsidiary in second quarter 2019 (which resulted in a $1.9 million pretax gain on sale during second quarter 2019). Partially offsetting these negative factors were increased net interest income. Returns on average equity and assets for the first nine months of 2020 were 10.72% and 1.04%, respectively, compared with 13.48% and 1.40% for the same period of 2019.

Cornerstone’s and MVB's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2020 results reflect increased levels of average balances, income and expense as compared to the same periods of 2019 results. At consummation (prior to fair value acquisition adjustments), Cornerstone had total assets of $195.0 million, net loans of $39.8 million, and deposits of $173.0 million; the MVB branch transaction consisted primarily of $35.1 million loans acquired and $188.1 million deposits assumed. Also impacting comparability of results is the sale of SIS. Their results are included in our financial statements only until date of sale, impacting comparisons to the prior-year three and nine months ended September 30, however, historically SIS's results of operations accounted for less than $0.01 per share of the company's quarterly earnings.

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

Q3 2020 compared to Q2 2020

For the quarter ended September 30, 2020, our net interest income on a fully taxable-equivalent basis increased $1.7 million to $25.06 million compared to $23.32 million for the quarter end June 30, 2020. Our taxable-equivalent earnings on interest earning assets increased $1.3 million, while the cost of interest bearing liabilities decreased $391,000 (see Tables I and II).

For the three months ended September 30, 2020 average interest earning assets increased to $2.74 billion compared to $2.55 billion for the three months ended June 30, 2020, while average interest bearing liabilities increased to $2.21 billion for the three months ended September 30, 2020 from $2.02 billion for the three months ended June 30, 2020.

For the quarter ended September 30, 2020, our net interest margin decreased to 3.64%, compared to 3.68% for the linked quarter, as both the yields on earning assets and the cost of our interest bearing funds decreased by 16 basis points. At acquisition, Cornerstone's and MVB's deposit costs were significantly lower than Summit's cost of deposits, thus positively impacting our overall cost of funds.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.59% and 3.61% for the three months ended September 30, 2020 and June 30, 2020.

Q3 2020 compared to Q3 2019

For the quarter ended September 30, 2020, our net interest income on a fully taxable-equivalent basis increased $5.4 million to $25.06 million compared to $19.63 million for the quarter end September 30, 2019. Our taxable-equivalent earnings on interest earning assets increased $2.1 million, while the cost of interest bearing liabilities decreased $3.3 million (see Tables I and II).

For the three months ended September 30, 2020 average interest earning assets increased 27.6% to $2.74 billion compared to $2.15 billion for the three months ended September 30, 2019, while average interest bearing liabilities increased 23.3% from $1.79 billion for the three months ended September 30, 2019 to $2.21 billion for the three months ended September 30, 2020.

For the quarter ended September 30, 2020, our net interest margin increased to 3.64%, compared to 3.63% for the same period of 2019, as the yields on earning assets decreased 78 basis points, while the cost of our interest bearing funds decreased by 92 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.59% for the three months ended September 30, 2019.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	September 30, 2020			June 30, 2020			September 30, 2019
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,251,722	$26,656	4.71%	$2,118,158	$25,466	4.84%	$1,813,555	$24,786	5.42%
Tax-exempt (2)	16,245	191	4.68%	17,244	200	4.66%	15,903	195	4.86%
Securities
Taxable	261,231	1,445	2.20%	248,792	1,453	2.35%	203,288	1,566	3.06%
Tax-exempt (2)	150,350	1,186	3.14%	120,385	1,012	3.38%	79,387	782	3.91%
Federal funds sold and interest bearing deposits with other banks	60,639	57	0.37%	41,776	60	0.58%	35,214	125	1.41%
Total interest earning assets	2,740,187	29,535	4.29%	2,546,355	28,191	4.45%	2,147,347	27,454	5.07%
Noninterest earning assets
Cash & due from banks	16,603			16,672			12,815
Premises and equipment	52,329			50,457			43,160
Property held for sale	17,801			18,122			21,180
Other assets	136,777			122,233			83,609
Allowance for loan losses	(28,144)			(25,799)			(13,276)
Total assets	$2,935,553			$2,728,040			$2,294,835
Interest bearing liabilities
Interest bearing demand deposits	$850,281	$380	0.18%	$764,852	$369	0.19%	$594,772	$1,621	1.08%
Savings deposits	588,085	925	0.63%	512,634	1,200	0.94%	302,331	949	1.25%
Time deposits	585,092	2,247	1.53%	625,717	2,617	1.68%	674,869	3,644	2.14%
Short-term borrowings	165,555	734	1.76%	95,744	499	2.10%	202,425	1,372	2.69%
Long-term borrowings and capital trust securities	23,230	194	3.32%	20,299	186	3.69%	20,312	243	4.75%
Total interest bearing liabilities	2,212,243	4,480	0.81%	2,019,246	4,871	0.97%	1,794,709	7,829	1.73%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	421,741			417,992			240,193
Other liabilities	33,978			32,238			21,320
Total liabilities	2,667,962			2,469,476			2,056,222

Shareholders' equity	267,591			258,564			238,613
Total liabilities and shareholders' equity	$2,935,553			$2,728,040			$2,294,835
Net interest earnings		$25,055			$23,320			$19,625
Net yield on interest earning assets			3.64%			3.68%			3.63%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $289,000, $254,000, and $205,000 for the three months ended September 30, 2020, June 30, 2020 and September 30, 2020, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	September 30, 2020 vs. June 30, 2020			September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,794	$(604)	$1,190	$5,431	$(3,561)	$1,870
Tax-exempt	(10)	1	(9)	4	(8)	(4)
Securities
Taxable	79	(87)	(8)	381	(502)	(121)
Tax-exempt	249	(75)	174	583	(179)	404
Federal funds sold and interest bearing deposits with other banks	22	(25)	(3)	57	(125)	(68)
Total interest earned on interest earning assets	2,134	(790)	1,344	6,456	(4,375)	2,081

Interest paid on:
Interest bearing demand deposits	42	(31)	11	498	(1,739)	(1,241)
Savings deposits	165	(440)	(275)	603	(627)	(24)
Time deposits	(153)	(217)	(370)	(443)	(954)	(1,397)
Short-term borrowings	325	(90)	235	(221)	(417)	(638)
Long-term borrowings and capital trust securities	27	(19)	8	31	(80)	(49)
Total interest paid on interest bearing liabilities	406	(797)	(391)	468	(3,817)	(3,349)

Net interest income	$1,728	$7	$1,735	$5,988	$(558)	$5,430

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,102,331	$77,211	4.91%	$1,758,645	$71,877	5.46%
Tax-exempt (2)	16,121	576	4.77%	15,172	591	5.2%
Securities
Taxable	256,322	4,657	2.43%	200,947	4,858	3.23%
Tax-exempt (2)	113,793	2,897	3.40%	98,084	2,920	3.98%
Federal funds sold and interest bearing deposits with other banks	46,074	215	0.62%	41,642	490	1.57%
Total interest earning assets	2,534,641	85,556	4.51%	2,114,490	80,736	5.10%
Noninterest earning assets
Cash & due from banks	15,901			12,941
Premises and equipment	49,655			40,983
Property held for sale	18,423			21,904
Other assets	120,228			87,080
Allowance for loan losses	(25,618)			(13,283)
Total assets	$2,713,230			$2,264,115
Interest bearing liabilities
Interest bearing demand deposits	$753,384	$1,830	0.32%	$575,817	$5,016	1.16%
Savings deposits	516,841	3,462	0.89%	306,083	2,768	1.21%
Time deposits	608,551	7,796	1.71%	667,565	9,960	1.99%
Short-term borrowings	127,109	1,863	1.96%	196,622	4,241	2.88%
Long-term borrowings and capital trust securities	21,284	600	3.77%	20,317	757	4.98%
Total interest bearing liabilities	2,027,169	15,551	1.02%	1,766,404	22,742	1.72%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	393,128			243,356
Other liabilities	30,741			19,669
Total liabilities	2,451,038			2,029,429

Shareholders' equity - common	262,192			234,686
Total liabilities and shareholders' equity	$2,713,230			$2,264,115
Net interest earnings		$70,005			$57,994
Net yield on interest earning assets			3.69%			3.67%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $730,000 and $737,000 for the nine months ended September 30, 2020 and 2019, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2020 versus September 30, 2019
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$13,135	$(7,801)	$5,334
Tax-exempt	36	(51)	(15)
Securities
Taxable	1,167	(1,368)	(201)
Tax-exempt	433	(456)	(23)
Federal funds sold and interest bearing deposits with other banks	47	(322)	(275)
Total interest earned on interest earning assets	14,818	(9,998)	4,820

Interest paid on:
Interest bearing demand deposits	1,219	(4,405)	(3,186)
Savings deposits	1,550	(856)	694
Time deposits	(833)	(1,331)	(2,164)
Short-term borrowings	(1,247)	(1,131)	(2,378)
Long-term borrowings and capital trust securities	35	(192)	(157)
Total interest paid on interest bearing liabilities	724	(7,915)	(7,191)

Net interest income	$14,094	$(2,083)	$12,011

Noninterest Income

Total noninterest income for the nine months ended September 30, 2020 decreased 3.3% compared to the same period of 2019 principally due to lower insurance commissions due to the sale of SIS and the gain on sale of SIS recognized in 2019. On a quarterly basis, total noninterest income was 65.1% higher in 2020 compared to 2019 primarily due to higher realized securities gains. Also, mortgage origination revenue increased during 2020 due to higher volumes of secondary market loans driven primarily by historically low interest rates. Further detail regarding noninterest income is reflected in the following table.

Table V - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Insurance commissions	$44	$40	$75	$1,821
Trust and wealth management fees	622	632	1,870	1,830
Mortgage origination revenue	780	77	1,636	392
Service charges on deposit accounts	1,138	1,312	3,283	3,716
Bank card revenue	1,237	924	3,257	2,631
Realized securities gains	1,522	453	2,560	1,535
Gain on sale of Summit Insurance Services, LLC	—	—	—	1,906
Bank owned life insurance income	795	247	1,334	733
Other	69	74	292	235
Total	$6,207	$3,759	$14,307	$14,799

Noninterest Expense

Total noninterest expense increased 21.1% for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to higher salaries, commissions, and employee benefits and increased 8.8% for the nine months ended September 30, 2020 as compared to the same period of 2019 with lower foreclosed properties expense being offset by higher salaries, commissions, and employee benefits and increased merger expenses. Table VI below shows the breakdown of the changes.

Table VI - Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2020	$	%	2019	2020	$	%	2019
Salaries, commissions, and employee benefits	$8,108	$1,064	15.1%	$7,044	$23,709	$1,743	7.9%	$21,966
Net occupancy expense	1,057	258	32.3%	799	2,917	315	12.1%	2,602
Equipment expense	1,474	178	13.7%	1,296	4,263	569	15.4%	3,694
Professional fees	364	(24)	(6.2)%	388	1,168	(98)	(7.7)%	1,266
Advertising and public relations	145	(32)	(18.1)%	177	389	(95)	(19.6)%	484
Amortization of intangibles	412	8	2.0%	404	1,251	(49)	(3.8)%	1,300
FDIC premiums	320	320	n/a	—	595	507	576.1%	88
Bank card expense	589	134	29.5%	455	1,652	285	20.8%	1,367
Foreclosed properties expense, net	607	302	99.0%	305	1,815	(421)	(18.8)%	2,236
Merger-related expenses	28	(46)	(62.2)%	74	1,453	934	180.0%	519
Other	2,405	541	29.0%	1,864	6,493	20	0.3%	6,473
Total	$15,509	$2,703	21.1%	$12,806	$45,705	$3,710	8.8%	$41,995

Salaries, commissions, and employee benefits: The increases in these expenses for the three and nine months ended September 30, 2020 compared to the same periods of 2019 are primarily due to an increase in number of employees, resulting from the Cornerstone and MVB branch acquisitions, and general merit raises.

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

Foreclosed properties expense, net: The decrease in foreclosed properties expense, net of gains/losses, for the nine months ended September 30, 2020 is primarily due to realized gains on sales in 2020 versus realized losses in the same period of 2019; the increase in these expenses for the three months ended September 30, 2020 is primarily due to higher writedowns of foreclosed properties to their fair value.

Merger-related expenses: Merger-related expenses during 2020 are related to the Cornerstone and MVB branch acquisitions.

Other: The increase in other expenses for the three months ended September 30, 2020 is largely due to deferred director compensation plan expense of $325,000 in 2020 compared to $6,000 expense in the comparable period of 2019 as a result of the stock market's overall positive performance during Q3 2020. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. However, for the nine months ended September 30, 2020, deferred director compensation expense totaled $316,000 compared to $664,000 for the comparable period of 2019 as the stock market's performance year-to-date 2020 has been significantly less than during the same period of 2019. Additionally, servicing charges related to mortgage warehouse lines increased to $580,000 for the 2020 period compared to $241,000 during the comparable period of 2019, which is reflective of our increased participations.

Income Taxes

Our income tax expense for the three months ended September 30, 2020 and September 30, 2019 totaled $2.6 million and $1.8 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, our income taxes totaled $5.3 million and $5.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2020 and 2019 was 21.2% and 18.4%, respectively and for the nine months ended September 30, 2020 and September 30, 2019 was 20.1% and 18.2%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

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

We recorded $11.5 million and $1.05 million provisions for credit losses (for both funded loans and unfunded commitments) for the first nine months of 2020 and 2019. The projected economic impact of COVID-19 on our loss drivers over the reasonable and supportable forecast period created the need for $7.2 million of additional ACL, which includes the ACL for unfunded commitments. Approximately $1.1 million of the provision was the result of additional ACLL due to the acquisition of Cornerstone and MVB loans. Changes in loan volume and the mix in the underlying portfolio resulted in a $1.1 million increase in the ACLL for the quarter.

We incurred net loan charge-offs of $1,014,000 in third quarter 2020 (0.18 percent of average loans annualized), which included an $880,000 charge-off of a commercial real estate relationship which had previously been fully reserved and exhibited weakness prior to the COVID-19 pandemic, compared to $711,000 net loan charge-offs during third quarter 2019. Net loan charge-offs for the nine months ended September 30, 2020 and 2019 totaled $1.8 million and $1.2 million, respectively.

As illustrated in Table VII below, our non-performing assets have decreased since year end 2019.

Table VII - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2020	2019	2019
Accruing loans past due 90 days or more	$2	$39	$42
Nonaccrual loans
Commercial	553	835	764
Commercial real estate	4,313	7,037	5,800
Commercial construction and development	—	—	—
Residential construction and development	2	191	326
Residential real estate	5,104	4,461	4,404
Consumer	29	76	74
Other	—	100	100
Total nonaccrual loans	10,001	12,700	11,468
Foreclosed properties
Commercial	—	—	—
Commercial real estate	2,499	1,514	1,930
Commercial construction and development	4,154	4,910	4,601
Residential construction and development	10,330	12,846	11,169
Residential real estate	847	1,709	1,576
Total foreclosed properties	17,830	20,979	19,276
Repossessed assets	—	16	17
Total nonperforming assets	$27,833	$33,734	$30,803
Total nonperforming loans as a percentage of total loans	0.44%	0.69%	0.60%
Total nonperforming assets as a percentage of total assets	0.94%	1.45%	1.28%
Allowance for credit losses-loans as a percentage of nonperforming loans	293.45%	101.59%	113.58%
Allowance for credit losses-loans as a percentage of period end loans	1.30%	0.70%	0.68%

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2020 and 2019.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Beginning balance	$17,954	$21,390	$19,276	$21,432
Acquisitions	725	106	888	4,009
Improvements	177	55	1,249	88
Disposals	(470)	(439)	(1,863)	(2,972)
Writedowns to fair value	(555)	(133)	(1,719)	(1,578)
Balance September 30	$17,831	$20,979	$17,831	$20,979

Refer to Note 6 of the accompanying consolidated financial statements for information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At September 30, 2020 and December 31, 2019, our allowance for loan credit losses totaled $29.4 million, or 1.30% of total loans and $13.1 million, or 0.68% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

At September 30, 2020 and December 31, 2019 we had approximately $17.8 million and $19.3 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

FINANCIAL CONDITION

Our total assets were $2.95 billion at September 30, 2020 and $2.40 billion at December 31, 2019.  Table IX below is a summary of significant changes in our financial position between December 31, 2019 and September 30, 2020.

Table IX - Summary of Significant Changes in Financial Position
		Increase (Decrease)
	Balance at December 31, 2019	Impact of Cornerstone Acquisition	Impact of MVB Branches Acquisition	Other Changes	Balance at September 30, 2020
Dollars in thousands
Assets
Cash and cash equivalents	$61,888	$46,034	137,654	$(136,590)	$108,986
Securities available for sale	276,355	90,028	—	(68,394)	297,989
Securities held to maturity	—	—	—	91,600	91,600
Other investments	12,972	349	—	(2,555)	10,766
Loans, net	1,900,425	39,461	33,942	248,622	2,222,450
Property held for sale	19,276	10	—	(1,455)	17,831
Premises and equipment	44,168	664	2,334	5,714	52,880
Goodwill and other intangibles	23,022	11,539	14,790	(1,250)	48,101
Cash surrender value of life insurance policies	43,603	2,715	—	10,711	57,029
Other assets	21,783	1,186	114	16,147	39,230
Total assets	$2,403,492	$191,986	$188,834	$162,550	$2,946,862

Liabilities
Deposits	$1,913,237	$173,266	188,732	$176,656	$2,451,891
Short-term borrowings	199,345	—	—	(59,200)	140,145
Long-term borrowings	717	—	—	(14)	703
Subordinated debentures	—	—	—	29,336	29,336
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	—	19,589
Other liabilities	22,840	3,279	102	7,014	33,235

Shareholders' Equity	247,764	15,441	—	8,758	271,963

Total liabilities and shareholders' equity	$2,403,492	$191,986	188,834	$162,550	$2,946,862

The following is a discussion of the significant changes in our financial position during the first nine months of 2020:

Cash and cash equivalents: Net reduction of $136.6 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances, funding of $101.3 million of PPP loans and the cash consideration of $14.3 million paid in conjunction with the Cornerstone acquisition.

Securities available for sale: The net decrease of $68.4 million in securities available for sale is principally a result of sales of a large portion of the acquired Cornerstone securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to fund loan growth and calls and maturities of brokered and direct CDs.

Securities held to maturity: During second quarter 2020, we invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Loans: Mortgage warehouse lines of credit grew $117.5 million during the first nine months of 2020 as we expanded our existing line participations and established two new participations in light of strong mortgage refinance and home purchase activity nationally. Excluding mortgage warehouse lines of credit and Cornerstone and MVB loans acquired, organic loan growth was $145.7 million during the first nine months of 2020, of which $101.3 growth was PPP loans.

Other assets: During 2020, the largest increases in Other assets are as follows:
•Right-of-use asset increased $3.0 million due to a new operating lease entered into for a Reston, Virginia location

•Net derivative assets increased $4.6 million due to a newly entered interest rate cap
•Deferred tax assets have increased $5.5 million primarily due to deferred taxes related to increased allowance for credit losses

Deposits: During the first nine months of 2020, noninterest bearing checking deposits increased $159.5 million, interest bearing checking deposits grew $237.1 million, savings deposits grew $180.5 million, and retail CDs increased $41.4 million while brokered CDs declined $86.4 million and Direct CDs decreased $29.3 million.

Short-term borrowings: The net decrease in short-term borrowings was attributable to repayments of short-term FHLB advances primarily using cash acquired in conjunction with the Cornerstone and MVB branches acquisitions and proceeds from sales of securities.

Subordinated debentures: We issued $30 million of subordinated debt in Q3 2020 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt, bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income, dividends and the impact on retained earnings for adoption of ASC 326 on January 1, 2020.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.2 billion or 40.32% of total consolidated assets at September 30, 2020.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $873 million.  As of September 30, 2020 and December 31, 2019, these advances totaled approximately $141 million and $200 million, respectively.  At September 30, 2020, we had additional borrowing capacity of $733 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2020 was approximately $169 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $298 million portfolio of available for sale securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2020 totaled $272.0 million compared to $247.8 million at December 31, 2019.

Refer to Note 12 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2020.

Table X - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2019	$5	$—	$—	$297
2020	20	—	—	480
2021	21	—	—	443
2022	22	—	—	305
2023	22	—	—	261
Thereafter	613	29,336	19,589	1,325
Total	$703	$29,336	$19,589	$3,111

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2020 are presented in the following table.

Table XI - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2020
Commitments to extend credit:
Revolving home equity and credit card lines	$88,214
Construction loans	110,896
Other loans	320,318
Standby letters of credit	11,200
Total	$530,628

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2020.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.32%	-4.52%
Up 200 basis points (1)	-2.87%	-2.64%
Up 200 basis points (2)	-1.51%	-4.92%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2020, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2020 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has contributed to:

•Severe unemployment and business disruption and decreased consumer confidence and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•Higher and more volatile credit loss expense and high potential for increased charge-offs.
•Ratings downgrades, credit deterioration and defaults in many industries, particularly restaurants, hospitality, entertainment, energy and commercial real estate.
•A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income.
•A reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services.

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

We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the Paycheck Protection Program loan program are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.
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

No repurchases of Company shares were made during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	—	$—	—	674,667
August 1, 2020 - August 31, 2020	—	—	—	674,667
September 1, 2020 - September 30, 2020	—	—	—	674,667

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (XBRL)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated By-laws of Summit Financial Group, Inc.	(d)
11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
101**	Interactive data file (XBRL)

*Furnished, not filed.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)Incorporated by reference to Exhibit 3.i of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 31, 2006.
(b)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.
(c)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.
(d)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	November 5, 2020