Form 10-K
period 2020-12-31
SUMMIT FINANCIAL GROUP, INC.
filed 2021-03-11
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File Number 0-16587
Summit Financial Group, Inc.
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0672148 (I.R.S. Employer Identification No.)

300 N. Main Street Moorefield, West Virginia (Address of principal executive offices)	26836 (Zip Code)

(304) 530-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SMMF	NASDAQ Global Select Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2020, was approximately $181,887,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on March 1, 2021 was 12,985,708

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2021	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index
iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $3.11 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the Central region of Kentucky.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).
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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $302.7 million as of December 31, 2020.  As of this date, we had loans approximating $99.9 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$5.8	million
Land development	$5.8	million
Land development - Finished building lots	$3.6	million
Construction:
Commercial, multifamily and other non-residential	$1.3	million
1-4 family residential, consumer borrower	$0.2	million
1-4 family residential, pre-sold, commercial borrower	$1.2	million
1-4 family residential, spec, commercial borrower	$3.7	million
Improved property:
Residential real estate - nonowner occupied	$9.4	million
Commercial real estate - owner occupied	$21.0	million
Commercial real estate - nonowner occupied	$24.8	million
Owner occupied 1-4 family	$22.6	million
Home equity	$0.5	million

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which is complex and broad in scope, established the Bureau of Consumer Financial Protection (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring systemic risk.  We will be required to comply with the Consumer Financial Protection Act and the CFPB’s rules; however, these rules will be enforced by Summit Community's primary regulator, the FDIC, not the CFPB.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies, including financial institutions with regard to executive compensation, proxy access by shareholders and certain whistleblower provisions and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  Although the regulations that directly affect our business have been adopted, many of the provisions of the Dodd-Frank Act are subject to final rulemaking by the U.S. financial regulatory agencies and the implications of the Dodd-Frank Act for our business will depend to some extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies.

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

Capital Requirements
Our bank subsidiary, Summit Community, is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Summit Community’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Summit Community’s regulatory capital ratios as of December 31, 2020 are set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 103. We believe, as of December 31, 2020, that our bank subsidiary met all capital adequacy requirements to which it was subject.
The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table in Note 18 of the notes to the consolidated financial statements beginning on page 103.
The Basel III Capital Rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased-in over a multi-year schedule, and was fully phased-in by January 1, 2019. As of December 31, 2020, Summit Community’s capital levels remained characterized as "well-capitalized" under the new rules.
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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to: (i) address the upcoming implementation of the Current Expected Credit Losses ("CECL") accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations experienced upon adopting CECL. We implemented the CECL accounting standard on January 1, 2020, whereby we increased the allowances for loan credit losses and unfunded commitments by $8.89 million and recorded a cumulative effect adjustment to retained earnings of $7.02 million (net of deferred income taxes of $1.87 million) and elected to recognize the regulatory capital impact of its adoption over the three year period.
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

Beginning in the first quarter of 2020, a qualifying community banking organization may elect to use the community bank leverage ratio (CBLR) framework to eliminate the requirements for calculating and reporting risk-based capital ratios. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance-sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advanced approaches banking organization. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements and are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDICIA. Temporary relief was provided to community banks under the Coronavirus Aid, Relief and Economic Security Act to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 and for the remainder of 2020, to 8.5% effective January 1, 2021 and 9% effective January 1, 2022. A qualifying community banking organization may opt into and out of the CBLR framework by completing the associated reporting requirements on its call report. We presently do not anticipate opting into the CBLR framework.
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

In January 2020, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity. Although the proposed rules were issued jointly, the FDIC did not join with the OCC when it issued a final rule effective October 1, 2020, revising the existing CRA regulations. As a non-member state bank regulated by the FDIC, Summit Community will not be subject to the revised CRA regulations promulgated by the OCC.

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

Under the GLB Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish procedures and practices to protect customer data from unauthorized access.  We have established policies and procedures to assure our compliance with all privacy provisions of the GLB Act. Pursuant to Title V of the GLB Act, we, like all other financial institutions, are required to:
•provide notice to our customers regarding privacy policies and practices,
•inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties and
•give our customers an option to prevent certain disclosure of such information to non-affiliated third parties.

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

Furthermore, in response to the directives of the SOA, NASDAQ adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the NASDAQ Capital Market (the market on which our common stock is listed for trading).  The NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of “independent” members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

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

The federal bank regulatory agencies issued joint guidance in 2010 on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. In addition, Section 956 of the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and Summit Community, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016, but this proposed rule has not been finalized. Also, pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. The Company continues to evaluate the proposed rules, both of which are subject to further rulemaking procedures.

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Summit and Summit Community, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over Summit and Summit Community. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the various CARES Act programs. Congress may enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Summit Community has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. On December 27, 2020, the President Trump signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. First time borrowers and borrowers eligible to obtain a second PPP loan may apply for such loans from January 11, 2021 through March 31, 2021. As of December 31, 2020, Summit Community Bank had funded $101.3 in PPP loans. Those loans have an outstanding balance of $76.7 million as of December 31, 2020.

Loan Forbearance and Deferrals; Foreclosures. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the FHFA announced that FNMA and FHLMC would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. Additionally, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The bank regulatory agencies ensure that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and indicate that they will not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and CRE transactions through December 31, 2020. On January 20, 2021, upon the inauguration of President Biden, the new Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention--which was recently extended by Congress through January 31, 2021--through March 31, 2021. As part of the COVID-19 relief package proposed by the Administration, this eviction moratorium would be further extended through September 30, 2021 if adopted as proposed.

Anti-Money Laundering

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Of particular note, banking laws limit the total amount we can lend to any one borrower generally to 15 percent of Summit Community’s Tier 1 capital plus its allowance for credit losses.  Summit Community evaluated the risks and rewards of lending up to this legal lending limit and established a self-imposed lending limit equal to 85 percent of its legal lending limit. Accordingly, institutions larger than Summit Community have a natural competitive advantage to serve the loan needs of larger clients as their legal lending limits are proportionally greater than ours.

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

Human Capital Resources

At December 31, 2020, we employed 415 full-time equivalent team members. We have acquired five banks over the last five years resulting in an overall increase of approximately 187 full-time employees. The average tenure of our full-time employees, including time employed by the banks we acquired is 10.47 years, while the average tenure of our executive management team is approximately 23.5 years. We have 6 employees that have been with the Company more than 40 years; 80 employees that have been with the Company more than 20 years and 264 employees that have been with the Company more than 5 years.

Summit's service commitment to customers is a fundamental value of our company, and is embodied in our ‘Service Beyond Expectations’ culture. We recognize the critical role our employees play in implementing our ‘Service Beyond Expectations’ core strategy. The dedication of our employees resulted in Summit Community’s recognition as the number-one “Best-In-State-Bank” in West Virginia by Forbes in 2018. This award was based on a survey of more than 25,000 customers in the United States for their opinions on their current and former banking relationships.

While our employees are focused on providing ‘Service Beyond Expectations’ to our customers and to the community, Summit’s Board of Directors and management team are focused on providing a workplace where employees feel valued and respected, are supported professionally and personally through on the job training, development programs and health and wellness programs, and are recognized and rewarded based on their individual results and performance and the performance of the Company.

Summit values diversity in our employees, customers, suppliers, marketplace, and community. We believe employing a diverse workforce that is reflective of our customers and the communities that we serve helps us to better identify and deliver ‘Service Beyond Expectations’ to meet our customers’ and communities’ particular financial needs. We are committed to attracting, retaining and promoting our employees regardless of sex, sexual orientation, gender identity, race, color, national origin, age, relation and physical ability. We identify and hire the best candidates for all open positions based on qualifying factors for the position and free from discrimination.

Management reviews and monitors our workforce data provided to the U.S. Equal Employment Opportunity Commission to ensure that we are recruiting, promoting and retaining diverse employees. We dedicate resources to promote a safe and inclusive workplace. Our employees participate in various training courses including a course on sexual harassment and a course on accepting each other’s differences. We believe that our diverse workforce is representative of our customers and communities and we will continue to support and promote diversity.

Summit is committed to employee development and retention. We provide professional development opportunities, on the job training and mentoring to all of our employees. We encourage our employees to pursue educational opportunities that will help improve their job skills and performance. Our employees attend training, development and compliance courses offered by the West Virginia Bankers Association, the Community Bankers of West Virginia and the Virginia Bankers Association, and financial and credit risk management courses offered by The Risk Management Association. We also support employees who desire to continue their education in areas that are directly related to their jobs. We reimburse fees for continuing education courses and for certain certifications. We also provide up to $500 per employee in educational assistance annually for those employees who wish to continue their education.

Our compensation and benefits package is designed to attract, motivate and retain employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial performance of the Company and customer experience metrics. The Company’s long-term compensation program is directly linked to the long-term performance of the Company, its common stock and Summit Community. Summit offers comprehensive health and benefit options to its employees consisting of health, dental, vision, life insurance, disability insurance, paid vacation, paid illness, and holidays. Summit also maintains an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Under the provisions of the ESOP, employee participants in the ESOP are not permitted to contribute to the ESOP, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company’s Board of Directors. Discretionary contributions were made by the Company for 2020 of 5%. As of December 31, 2020, the ESOP owned 4.0% of the Company’s common stock. In addition, the Company has a defined contribution plan with 401(k) provisions covering substantially all employees. Under the provisions of the plan, the Company matches 100% of the participant’s salary reduction contributions, up to 4% of such participant’s compensation. The Company may also make optional contributions at the discretion of the Company’s Board of Directors.

We are committed and focused on the health and safety of our employees, customers, and communities. The COVID-19 pandemic presented challenges to maintain employee and customer safety while continuing to be open for business. In response to this unprecedented crisis, we implemented various plans, strategies and protocols to protect our employees, maintain services for customers, assure the functional continuity of our operating systems, controls and processes, and mitigate the financial risks posed by changing market conditions. In order to protect employees and assure workforce continuity and operational redundancy, we imposed business travel restrictions, enhanced our sanitizing protocols within our facilities and physically separated, to the extent possible, our critical operations workforce.

Summit employees actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. Bank management and personnel serve in leadership positions on several community development organizations that provide affordable housing assistance, economic development, and community services for low- and moderate-income individuals and families. In addition, Summit Community offers a Bank at School program, which encourages students to save and informs them of the banking system. As of December 30, 2020, the bank had 64 accounts in this program. Even during a pandemic, Summit employees found creative ways to give back to their communities by donating and delivering food to organizations selected by each branch location, collecting and donating food to local food banks/pantries, delivering hand sanitizer to various organizations and handing out gloves and masks at branches to customers.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 – Statistical Disclosure by Bank Holding Companies.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	35
	b. Analysis of Net Interest Earnings	33
	c. Rate Volume Analysis of Changes in Interest Income and Expense	37
2.	Investment Portfolio
	a. Book Value of Investments	42
	b. Maturity Schedule of Investments	42
	c. Securities of Issuers Exceeding 10% of Shareholders’ Equity	41
3.	Loan Portfolio
	a. Types of Loans	41
	b. Maturities and Sensitivity to Changes in Interest Rates	80
	c. Risk Elements	44
	d. Other Interest Bearing Assets	n/a
4.	Summary of Loan Loss Experience	46
5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	35-36
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	94
6.	Return on Equity and Assets	33
7.	Short-term Borrowings	95

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

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. Given the ongoing and changing nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.

Our business may be adversely affected by conditions in financial markets and economic conditions generally.

Our business is concentrated in West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the central region of Kentucky.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemic disease, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2020, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our loan portfolio subjects us to credit risk.  Inherent risks in lending also include fluctuations in collateral values and economic downturns.  Making loans is an essential element of our business and there is a risk that our loans will not be repaid.

We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2020, our allowance for credit losses on loans totaled $32.2 million, which represents approximately 1.34% of our total loans.  There is no precise method of predicting credit losses and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 7 of the accompanying consolidated financial statements.

The FDIC and the West Virginia Division of Financial Institutions review our allowance for credit and lease losses and may require us to establish additional allowances.  Additions to the allowance for credit and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2020, brokered deposits totaled $55.5 million, or approximately 2.1% of our total deposits, compared to brokered deposits in the amount of $150.6 million or approximately 7.9% of our total deposits at December 31, 2019.  As of December 31, 2020, approximately $40.7 million in brokered deposits, or approximately 73.4% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2020, our FHLB borrowings maturing within one year totaled $140.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.   Page 47 of Management’s Discussion and Analysis of Financial Condition and Results of Operations shows three “stressed” liquidity circumstances and our related contingency plans with respect to each.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of WinFirst Financial Corp. ("WinFirst") on December 14, 2020, Cornerstone Financial Services, Inc. ("Cornerstone") on January 1, 2020, the Peoples Bankshares, Inc. ("Peoples") acquisition on January 1, 2019, the First Century Bankshares, Inc. ("FCB") acquisition in April 2017 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. We also acquired four branches in the eastern panhandle of West Virginia from MVB Bank, Inc. on April 24, 2020. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and
•To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue additional shares, which could dilute the interests of our existing stockholders.

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
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Subsequently, the FRB announced final plans for the production of the Secured Overnight Financing Rate (SOFR), which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 3, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations. On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. The outcome of such consultation and its impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR.

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
We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following:
•If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.
•Agreements we may negotiate in the future may commit us to certain minimum spending obligations. It is possible that we will not be able to create the market demand to meet such obligations.
•If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply and may result in substantial delays in meeting market demand.
•We may not be able to control or adequately monitor the quality of services we receive from our vendors. Poor quality services could damage our reputation with our customers.
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

As of March 2, 2021, our executive officers and directors beneficially own 13.1% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2020 and 2019.

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

On September 22, 2020, we issued and sold $30 million in the aggregate principal amount of subordinated notes (the “subordinated notes”) in a private placement. The subordinated notes mature on September 30, 2030 and bear interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR, as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. As provided in the subordinated notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR.

Prior to the fifth anniversary of the original date of issue, we may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after the fifth anniversary of the original date of issue, we may redeem the subordinated notes, in whole or in part, at our option, on any interest payment date.

Principal and interest on the subordinated notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to Summit Financial Group. The subordinated notes are unsecured, subordinated obligations of Summit Financial Group, are not obligations of, and are not guaranteed by, any subsidiary of Summit Financial Group, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

The debentures and subordinated notes are senior to our shares of capital stock. As a result, we must make payments on the debentures and the subordinated notes before any dividends can be paid on our stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures and the subordinated notes must be satisfied before any distributions can be made on our stock. We have the right to defer distributions on the debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our stock.

In 2020, our total interest payments on the debentures approximated $687,000 and the total interest paid on the subordinated notes from the date of issuance until December 31, 2020 was $412,500. Based on current rates, our quarterly interest payment obligation on the debentures is approximately $126,000 and on the subordinated notes is approximately $375,000

Provisions of our amended and restated articles of incorporation could delay or prevent a takeover of us by a third party.

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

GENERAL RISKS

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community's operations center is located at 1929 State Route 55, Moorefield, West Virginia in a building that it owns.

Summit Community’s main office and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2020, Summit Community operated 43 banking offices in three states as follows:

	Number of Offices
Office Locations by State	Owned	Leased	Total
Summit Community Bank
West Virginia	25	2	27
Virginia	10	4	14
Kentucky	—	2	2

We believe that the premises occupied by us and our subsidiary generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 92.

Item 3.  Legal Proceedings
Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 102.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Global Select Market under the symbol “SMMF.”

As of March 1, 2021, there were approximately 1,140 shareholders of record of Summit’s common stock.

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

No repurchases of Company shares were made during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	674,667
November 1, 2020 - November 30, 2020	—	—	—	674,667
December 1, 2020 - December 31, 2020	—	—	—	674,667

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the SNL Small Cap U.S. Bank Index for the five year period ending December 31, 2020.

The cumulative total shareholder return assumes a $100 investment on December 31, 2015 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Summit Financial Group, Inc.	100.00	236.77	230.75	173.10	248.34	210.63
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Small Cap U.S. Bank	100.00	141.78	148.70	133.26	161.62	139.75

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

Item 6.  Selected Financial Data

The following consolidated selected financial data is derived from our audited financial statements as of and for each of the five (5) years ended December 31, 2020.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	For the Year Ended (unless otherwise noted)
Dollars in thousands, except per share amounts	2020	2019	2018	2017	2016
Summary of Operations
Interest income	$115,003	$107,071	$95,409	$84,527	$64,091
Interest expense	19,521	29,987	25,612	18,380	15,084
Net interest income	95,482	77,084	69,797	66,147	49,007
Provision for credit losses	14,500	1,550	2,250	1,250	500
Net interest income after provision for credit losses	80,982	75,534	67,547	64,897	48,507
Noninterest income	20,083	19,203	17,422	14,427	11,600
Noninterest expense	62,311	55,154	49,873	57,745	34,802
Income before income taxes	38,754	39,583	35,096	21,579	25,305
Income tax expense	7,428	7,717	7,024	9,664	8,008
Net income	$31,326	$31,866	$28,072	$11,915	$17,297

Balance Sheet Data (at year end)
Assets	$3,106,384	$2,403,492	$2,200,586	$2,134,240	$1,758,647
Debt securities available for sale	286,127	276,355	293,147	328,586	266,405
Debt securities held to maturity	99,914	—	—	—	—
Loans, net	2,379,907	1,900,425	1,682,005	1,593,744	1,307,862
Deposits	2,595,651	1,913,237	1,634,826	1,600,601	1,295,519
Short-term borrowings	140,146	199,345	309,084	250,499	224,461
Long-term borrowings	699	717	735	45,751	46,670
Shareholders' equity	281,580	247,764	219,830	201,505	155,360
Credit Quality
Net loan charge-offs	$1,703	$1,523	$1,768	$359	$298
Nonperforming assets	35,923	30,803	36,462	36,861	39,090
Allowance for credit losses on loans	32,246	13,074	13,047	12,565	11,674
Allowance for credit losses on unfunded loan commitments	4,190	—	—	—	—
Per Share Data
Earnings per share
Basic earnings	$2.42	$2.55	$2.27	$1.00	$1.62
Diluted earnings	2.41	2.53	2.26	1.00	1.61
Book value per common share (at year end)	21.76	19.97	17.85	16.30	14.47
Tangible book value per common share (at year end)	17.50	18.11	15.75	14.08	13.20
Cash dividends	0.68	0.59	0.53	0.44	0.40
Performance Ratios
Return on average equity	11.80%	13.43%	13.43%	6.40%	11.53%
Return on average tangible equity	14.73%	15.65%	16.09%	8.01%	12.38%
Return on average assets	1.13%	1.40%	1.32%	0.59%	1.08%
Equity to assets	9.1%	10.3%	10.0%	9.4%	8.8%
Tangible common equity to tangible assets	7.4%	9.4%	8.9%	8.3%	8.1%
Dividend payout ratio	28.2%	23.1%	23.3%	44.0%	24.7%

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

DESCRIPTION OF BUSINESS

We are a $3.11 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our our community bank, Summit Community Bank, Inc., which has a total of 42 banking offices located in West Virginia,Virginia and Kentucky.  We have a trust and wealth management division offering trust services and other non-bank financial products principally within our community bank's market area.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2020
•Our earnings per diluted share decreased from $2.53 in 2019 to $2.41 in 2020.
•Our return on average equity declined to 11.80% from 13.43% and return on average tangible equity decreased from 15.65% to 14.73%.
•2020 net income was $31.33 million ($2.41 per diluted share) compared to $31.87 million ($2.53 per diluted share) in 2019.
•Net interest margin increased 5 basis points in 2020, principally due to a 74 basis point decrease in cost of interest bearing funds compared to a 60 basis point decrease in our yield on interest earning assets.
•Net revenues increased $19.3 million, or 20.0 percent during 2020 primarily as result of increased interest income related to loan growth and the Cornerstone Financial Services, Inc. ("Cornerstone"), MVB Bank branches, and WinFirst Financial Corp. ("WinFirst") acquisitions.
•We achieved loan growth, excluding mortgage warehouse lines of credit, acquired loans and PPP loans, of 5.6 percent, or $100.4 million during 2020.
•Nonperforming assets declined to their lowest level since 2008, representing 1.16 percent of total assets at year end 2020 compared to 1.28 percent at the prior year end.

•During 2020, provisions for credit losses increased by $13.0 million, which reflects recently adopted credit loss accounting rules requiring us to record all estimated future losses in our loan portfolio, and this contributed significantly to our credit loss provision for 2020 as we recorded our estimate of credit losses expected to result from the COVID-19 pandemic.
•Cash dividends paid on our common stock in 2020 totaled $0.68 per share compared to $0.59 paid per share in 2019.
•We completed three acquisitions during 2020:
◦On January 1, 2020, we acquired Cornerstone Financial Services, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank. At consummation, Cornerstone had total assets of $195.0 million, loans of $39.8 million and deposits of $173.0 million.
◦On April 24, 2020, we acquired four branch banking offices of MVB Bank, Inc. in the Eastern Panhandle of West Virginia. At consummation, these branches had total assets of $188.1 million, loans of $35.1 million and deposits of $173.0 million.
◦On December 14, 2020, we completed our acquisition of WinFirst Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky. At consummation, WinFirst had total assets of $143.4 million, loans of $123.8 million and deposits of $103.6 million..

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2021, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and stability in overall levels of problem assets.

COVID-19 IMPACTS

Overview

Our business has been, and continues to be, impacted by COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our clients, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

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

Impact on our Financial Position and Results of Operations

Lending and Credit Risks

COVID-19 has had a material impact on our loan credit risks for 2020. While we have not yet experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Due to deteriorated forecasted economic scenarios since the pandemic was declared in early March, our need for additional ACL increased significantly. Should economic conditions worsen, we could experience further increases in our ACL and record additional credit loss expense.
We have taken actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we are either modifying to interest only or deferring the full loan payment. Accordingly, the following tables summarize the aggregate balances of loans the Company has modified as result of COVID-19 as of December31, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 as of December 31, 2020
Dollars in thousands	12/31/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$121,502	$40,513	$12,930	$53,443	44.0%
Non-owner occupied retail stores	135,405	7,223	447	7,670	5.7%
Owner-occupied retail stores	126,451	2,317	1,246	3,563	2.8%
Restaurants	7,481	—	—	—	—%
Oil & gas industry	17,152	—	—	—	—%
Other commercial	1,134,759	12,006	286	12,292	1.1%
Total Commercial Loans	1,542,750	62,059	14,909	76,968	5.0%
Residential 1-4 family personal	305,093	159	1,754	1,913	0.6%
Residential 1-4 family rentals	194,612	148	73	221	0.1%
Home equity	81,588	—	—	—	—%
Total Residential Real Estate Loans	581,293	307	1,827	2,134	0.4%
Consumer	33,906	48	143	191	0.6%
Mortgage warehouse lines	251,810	—	—	—	0.0%
Credit cards and overdrafts	2,394	—	—	—	0.0%
Total Loans	$2,412,153	$62,414	$16,879	$79,293	3.3%

Modified loans with deferred payments will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance and Section 401(3) of the CARES Act, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans for any of the periods presented. We anticipate that COVID-19 related loan modifications will continue throughout much of 2021.
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
Capital and Liquidity

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, management believes that our financial position, including high levels of capital and liquidity, will allow us to successfully endure the negative economic impacts of the crisis. Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At December 31, 2020, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.5% at December 30, 2020, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At December 31, 2020, the Company’s cash and cash equivalent balances were $99.8 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At December 31, 2020, the Company’s available-for-sale securities portfolio totaled $286.1 million, $123.3 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at December 31, 2020 was $721.4 million, and it maintained $168.1 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.

The COVID-19 crisis is expected to continue to impact our financial results, as well as demand for our services and products throughout 2021. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future revenues, earnings results, allowance for credit losses, capital reserves and liquidity are unknown at present.
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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of the allowance for losses, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses:  The allowance for credit losses represents our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on loans individually evaluated, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current and future economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent forecasted economic conditions change considerably and/or actual outcomes differ from our estimates, additional provisions for credit losses may be required that would negatively impact earnings in future periods.  Note 7 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for credit losses for loans and a discussion of the factors driving changes in the amount of the allowance for credit losses for loans is included in the Asset Quality section of this financial review. Note 7 to the accompanying consolidated financial statements describes our policies and methodology used to calculate the allowance for credit losses for off-balance-sheet credit exposures.

Fair Value Measurements:  Fair value is based upon the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants, including, but not limited to, property held for sale, individually evaluated collateral dependent loans and derivatives. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) . Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

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

Acquired loans are divided into loans with evidence of credit quality deterioration (acquired impaired ("PCI") before adoption of ASC 326 and purchased credit deteriorated ("PCD") post adoption) and loans that do not meet this criteria (acquired performing). Acquired impaired loans (PCI) have experienced a deterioration of credit quality from origination to acquisition for which it is probable that we will be unable to collect all contractually required payments receivable, including both principal and interest. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Subsequent to the acquisition date, we continue to estimate the amount and timing of cash flows expected to be collected on acquired impaired loans (PCI). Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for credit losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the allowance for credit losses.

ASC 326 replaced the concept of purchased credit impaired loans (PCI assets) with the concept of purchased financial assets with credit deterioration (PCD assets). A PCD asset is recorded at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise.

An asset is considered a PCD asset if, on the acquisition date, it has experienced a more-than-insignificant deterioration in credit quality since loan origination. FASB did not define the term “more-than-insignificant deterioration in credit quality”. They did however, state that they did not intend for PCD accounting to be limited to financial assets that are considered nonaccrual or impaired under legacy US GAAP; instead, it intended the term to include additional assets that have experienced a more-than-insignificant deterioration in credit quality since loan origination. Therefore the determination of what constitutes a PCD asset is left to management judgement.

Summit Community Bank has determined the following would constitute a “more-than-insignificant deterioration in credit quality”:
•Nonaccrual status
•Greater than 60 days past due at any time since loan origination
•Risk rating of OLEM, Substandard, Doubtful or Loss

We established a materiality limit of $50,000 for evaluating loans for PCD status. Subsequent to the acquisition date of PCD assets, we continue to estimate the amount and timing of cash flows expected to be collected on these acquired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for credit losses, to the extent applicable. The present value of any decreases in expected cash flows after the acquisition date will generally result in additional provision for expected credit losses, resulting in an increase to the allowance for credit losses.

For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Based on ASC 326, a purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at acquisition. These purchased performing loans are accounted for through our CECL methodology as basically we would a new origination. Therefore, upon adoption of ASC 326, accounting for purchased performing acquired loans results in the bank recognizing a fair value adjustment to the loan at acquisition and also establishing a provision for excepted credit losses as in the same manner of an originated asset.

See Note 3 and Note 7 of the accompanying consolidated financial statements for additional information regarding our acquired loans.

RESULTS OF OPERATIONS

Earnings Summary

Net income decreased 1.7% during 2020 to $31.3 million, compared to $31.9 million in 2019, which was 13.5% more than 2018's $28.1 million. Net income was $2.41, $2.53 and $2.26 per diluted share for 2020, 2019 and 2018, respectively, representing a 4.7% decrease in 2020 and 11.9% increase in 2019. Return on average equity was 11.80% in 2020 compared to 13.43% in both 2019 and 2018. Return on average assets for the year ended December 31, 2020 was 1.13% compared to 1.40% in 2019 and 1.32% in 2018.

2020 net income was positively impacted by higher net interest income of $18.4 million (or $1.42 per diluted share), $1.5 million (or $0.12 per diluted share) higher realized securities gains and a $2.0 million increase (or $0.16 per diluted share) in mortgage origination revenue. The $13.0 million increase in provision for credit losses (or $1.00 per diluted share), lower insurance commission revenue of $1.7 million (or $0.13 per diluted share) as result of the sale of our former insurance subsidiary during 2019 (which generated a 2019 gain of $1.9 million pre-tax, or $0.15 per diluted share) and higher salaries and employee benefits of $3.1 million (or $0.24 per diluted share) partially offset these positive impacts.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2016 through 2020 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $96.5 million, $78.0 million and $71.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, representing an increase of 23.7% in 2020 and 9.7% in 2019.  During 2020, 2019 and 2018, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2020, our earnings on interest earning assets increased $8.0 million due to higher volumes while the cost of interest bearing liabilities decreased $10.5 million due to lower cost of funds.

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

Total average earning assets increased 21.9% to $2.60 billion for 2020 from $2.13 billion in 2019.  Total average interest bearing liabilities increased 17.2% to $2.09 billion at December 31, 2020, compared to $1.78 billion at December 31, 2019.

Our net interest margin was 3.71% for 2020 compared to 3.66% and 3.57% for 2019 and 2018, respectively.  Our net interest margin increased 5 basis points during 2020 due to higher volumes of interest earning assets and lower cost of interest bearing funds. Our net interest margin increased 9 basis points during 2019 as the yields on interest earning assets increased 20 basis points while the cost of funds increased 16 basis points.

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

Table I - Average Balance Sheet and Net Interest Income Analysis
Interest Earnings & Expenses and Average Yields/Rates

Dollars in thousands	2020	2019	2018	2017	2016
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$2,150,294	$1,782,477	$1,626,725	$1,480,601	$1,177,445
Tax-exempt (2)	15,352	15,315	15,776	14,899	14,628
Securities
Taxable	256,893	205,340	170,912	200,596	202,795
Tax-exempt (2)	122,386	90,823	136,913	129,342	79,571
Interest bearing deposits with other banks	56,399	39,408	38,148	43,400	19,211
	2,601,324	2,133,363	1,988,474	1,868,838	1,493,650
Noninterest earning assets
Cash and due from banks	16,139	12,939	9,517	8,492	3,968
Premises and equipment	50,418	41,778	36,025	31,750	21,858
Other assets	143,284	107,456	107,856	109,456	90,957
Allowance for credit losses on loans	(26,915)	(13,225)	(12,830)	(12,196)	(10,836)
Total assets	$2,784,250	$2,282,311	$2,129,042	$2,006,340	$1,599,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$789,064	$586,938	$471,725	$358,225	$220,708
Savings deposits	539,625	317,569	320,184	363,949	306,312
Time deposits	598,085	660,910	621,659	609,156	491,652
Short-term borrowings	130,411	194,450	228,142	205,743	190,876
Long-term borrowings and subordinated debentures	28,396	20,315	44,132	65,629	92,343
	2,085,581	1,780,182	1,685,842	1,602,702	1,301,891
Noninterest bearing liabilities
Demand deposits	401,502	244,559	218,541	200,707	128,894
Other liabilities	31,712	20,341	15,574	16,669	18,795
Total liabilities	2,518,795	2,045,082	1,919,957	1,820,078	1,449,580

Shareholders' equity - preferred	—	—	—	—	—
Shareholders' equity - common	265,455	237,229	209,085	186,262	150,017
Total shareholders' equity	265,455	237,229	209,085	186,262	150,017

Total liabilities and shareholders' equity	$2,784,250	$2,282,311	$2,129,042	$2,006,340	$1,599,597

Net Interest Income

Net Interest Margin

(1)For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $1,210,000, $960,000, $839,000, $998,000 and $528,000 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(2)For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for 2020, 2019 and 2018 , 35% for 2017 and 34% for 2016. The taxable equivalent adjustment results in an increase in interest income of $997,000, $922,000, $1,280,000, $2,413,000 and $1,589,000 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

		Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2020	2019	2018	2017	2016	2020	2019	2018	2017	2016
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$104,986	$96,499	$84,716	$74,365	$56,439	4.88%	5.41%	5.21%	5.02%	4.79%
Tax-exempt (2)	732	780	718	835	820	4.77%	5.09%	4.55%	5.60%	5.61%
Securities
Taxable	5,996	6,511	5,341	5,071	4,395	2.33%	3.17%	3.13%	2.53%	2.17%
Tax-exempt (2)	4,020	3,608	5,375	6,060	3,853	3.28%	3.97%	3.93%	4.69%	4.84%
Interest bearing deposits with other banks	266	595	539	609	173	0.47%	1.51%	1.41%	1.40%	0.90%
Total assets	116,000	107,993	96,689	86,940	65,680	4.46%	5.06%	4.86%	4.65%	4.40%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	2,187	6,394	4,205	1,169	376	0.28%	1.09%	0.89%	0.33%	0.17%
Savings deposits	4,178	3,969	3,233	2,563	2,296	0.77%	1.25%	1.01%	0.70%	0.75%
Time deposits	9,679	13,334	10,237	7,478	6,292	1.62%	2.02%	1.65%	1.23%	1.28%
Short-term borrowings	2,330	5,303	5,993	4,473	2,288	1.79%	2.73%	2.63%	2.17%	1.20%
Long-term borrowings subordinated debentures	1,147	987	1,944	2,697	3,832	4.04%	4.86%	4.40%	4.11%	4.15%
Total interest bearing liabilities	19,521	29,987	25,612	18,380	15,084	0.94%	1.68%	1.52%	1.15%	1.16%

Net Interest Income	$96,479	$78,006	$71,077	$68,560	$50,596

Net Interest Margin						3.71%	3.66%	3.57%	3.67%	3.39%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2020 Versus 2019			2019 Versus 2018
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$18,589	$(10,102)	$8,487	$8,338	$3,445	$11,783
Tax-exempt	2	(50)	(48)	(21)	83	62
Securities
Taxable	1,425	(1,940)	(515)	1,091	79	1,170
Tax-exempt	1,109	(697)	412	(1,830)	63	(1,767)
Interest bearing deposits with other banks	189	(518)	(329)	18	38	56
Total interest earned on interest earning assets	21,314	(13,307)	8,007	7,596	3,708	11,304
Interest paid on
Interest bearing demand deposits	1,683	(5,890)	(4,207)	1,146	1,043	2,189
Savings deposits	2,091	(1,882)	209	(26)	762	736
Time deposits	(1,187)	(2,468)	(3,655)	678	2,419	3,097
Short-term borrowings	(1,452)	(1,521)	(2,973)	(912)	222	(690)
Long-term borrowings and subordinated debentures	347	(187)	160	(1,140)	183	(957)
Total interest paid on interest bearing liabilities	1,482	(11,948)	(10,466)	(254)	4,629	4,375
Net interest income	$19,832	$(1,359)	$18,473	$7,850	$(921)	$6,929

Noninterest Income

Noninterest income totaled 0.72%, 0.84% and 0.82% of average assets in 2020, 2019 and 2018, respectively.   Noninterest income totaled $20.1 million in 2020 compared to $19.2 million in 2019 and $17.4 million in 2018. The 2020 increase is primarily due to increased mortgage origination revenue and increased gains realized on securities while the 2019 increase is primarily due to gains realized on securities and the sale of Summit Insurance Services. Further detail regarding noninterest income is reflected in the following table.

Table III - Noninterest Income
Dollars in thousands	2020	2019	2018
Insurance commissions	$202	$1,911	$4,320
Trust and wealth management fees	2,495	2,564	2,653
Mortgage origination revenue	2,799	770	768
Service charges on deposit accounts	4,588	5,094	4,631
Bank card revenue	4,494	3,536	3,152
Realized securities gains (losses), net	3,472	1,938	622
Gain on sale of Summit Insurance Services, LLC	—	1,906	—
Bank owned life insurance income	1,567	1,044	1,022
Other	466	440	254
Total	$20,083	$19,203	$17,422

Noninterest Expense

Noninterest expense totaled $62.3 million, $55.2 million and $49.9 million, or 2.2%, 2.4% and 2.3% of average assets for each of the years ended December 31, 2020, 2019 and 2018.  Total noninterest expense increased $7.2 million in 2020 compared to 2019 and increased $5.3 million in 2019 compared to 2018.  Our most notable changes in noninterest expense during 2020 were increased salaries, commissions and employee benefits, increased FDIC premiums, increased merger expenses and increases in other expenses.  Table IV below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table IV - Noninterest Expense
		Change			Change
Dollars in thousands	2020	$	%	2019	$	%	2018
Salaries, commissions and employee benefits	$32,211	$3,145	10.8%	$29,066	$1,588	5.8%	$27,478
Net occupancy expense	3,963	546	16.0%	3,417	53	1.6%	3,364
Equipment expense	5,765	793	15.9%	4,972	561	12.7%	4,411
Professional fees	1,538	(140)	(8.3)%	1,678	71	4.4%	1,607
Advertising and public relations	596	(102)	(14.6)%	698	44	6.7%	654
Amortization of intangibles	1,659	(42)	(2.5)%	1,701	30	1.8%	1,671
FDIC premiums	856	768	872.7%	88	(742)	(89.4)%	830
Bank card expense	2,225	405	22.3%	1,820	345	23.4%	1,475
Foreclosed properties expense, net of gains/losses	2,490	(8)	(0.3)%	2,498	1,148	85.0%	1,350
Merger-related expense	1,671	1,054	170.8%	617	473	328.5%	144
Other	9,337	738	8.6%	8,599	1,710	24.8%	6,889
Total	$62,311	$7,157	13.0%	$55,154	$5,281	10.6%	$49,873

Salaries, commissions and employee benefits: These expenses are 10.8% higher in 2020 compared to 2019 primarily due to general merit increases and an increase in our average annual full-time equivalent employees, primarily those in conjunction with the Cornerstone and MVB Bank branches acquisitions in early 2020. These expenses are 5.8% higher in 2019 compared to 2018 primarily due to general merit increases and the increased average number of annual full-time equivalent employees related to the PBI acquisition in Q1 2019.

Equipment: The 2020 and 2019 increases in equipment expense are primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades made during the past three years and also recent acquisitions.

FDIC premiums: The decrease in FDIC premiums for 2019 is due to the FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold. Balance sheet growth and the full utilization of this credit during 2020 resulted in increased FDIC premiums for 2020.

Merger-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and professional and legal fees related to recent acquisitions.

Foreclosed properties expense, net of gains/losses: Foreclosed properties expense, net of gains/losses increased for 2019 and continued at the higher levels during 2020, primarily as a result of higher writedowns of theses properties to their estimated fair values.

Other: The 2020 increase in other expenses is primarily due to a $448,000 increase in service charges related to mortgage warehouse lines due to our increased participations and $267,000 increase in debit card costs due to increased usage by customers. The increase in other expenses for 2019 is largely due to a $1.0 million increase in deferred director compensation plan expenses. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. Also increasing was ATM expense, up $213,000 due to increased usage by customers.

Income Tax Expense

Income tax expense for the years ended December 31, 2020, 2019 and 2018 totaled $7.4 million, $7.7 million and $7.0 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for 2020, 2019 and 2018 were 19.2%, 19.5% and 20.0%, respectively. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2020 to $2.78 billion, an increase of 22.0% above 2019's average of $2.28 billion, and our year end December 31, 2020 assets were $702.9 million more than December 31, 2019.  Average assets increased 7.2% in 2019, from 2018's average of $2.13 billion.

Table V - Summary of Significant Changes in Financial Position 2020 versus 2019

	Balance December 31,	Impact of Cornerstone Acquisition	Impact of MVB Branches Acquisition	Impact of WinFirst Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2019					2020
Assets
Cash and cash equivalents	$61,888	$46,034	$137,654	$(8,675)	$(137,114)	$99,787
Debt securities available for sale	276,355	90,028	—	1,632	(81,888)	286,127
Debt securities held to maturity	—	—	—	—	99,914	99,914
Other investments	12,972	349	—	3,138	(2,274)	14,185
Loans, net	1,900,425	39,461	33,942	122,786	283,293	2,379,907
Property held for sale	19,276	10	—	146	(3,844)	15,588
Premises and equipment	44,168	664	2,334	144	5,227	52,537
Goodwill and other intangibles	23,022	11,539	14,790	7,287	(1,515)	55,123
Cash surrender value of life insurance policies and annuities	43,603	2,715	—	2,072	11,048	59,438
Other assets	21,783	1,186	114	686	20,009	43,778
Total assets	$2,403,492	$191,986	$188,834	$129,216	$192,856	$3,106,384

Liabilities
Deposits	$1,913,237	$173,266	$188,732	$104,664	$215,752	$2,595,651
Short-term borrowings	199,345	—	—	3,000	(62,199)	140,146
Long-term borrowings	717	—	—	21,282	(21,300)	699
Subordinated debentures	—	—	—	—	29,364	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	—	—	19,589
Other liabilities	22,840	3,279	102	270	12,864	39,355

Shareholders' equity	247,764	15,441	—	—	18,375	281,580

Total liabilities and shareholders' equity	$2,403,492	$191,986	$188,834	$129,216	$192,856	$3,106,384

Table VI - Summary of Significant Changes in Financial Position 2019 versus 2018

	Balance December 31,	Impact of PBI Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2018			2019
Assets
Cash and cash equivalents	$59,540	$33,329	$(30,981)	$61,888
Debt securities available for sale	293,147	55,113	(71,905)	276,355
Other investments	16,635	72	(3,735)	12,972
Loans, net	1,682,005	41,398	177,022	1,900,425
Property held for sale	21,432	—	(2,156)	19,276
Premises and equipment	37,553	815	5,800	44,168
Goodwill and other intangibles	25,842	3,983	(6,803)	23,022
Cash surrender value of life insurance policies	42,386	—	1,217	43,603
Other assets	22,046	939	(1,202)	21,783
Total assets	$2,200,586	$135,649	$67,257	$2,403,492

Liabilities
Deposits	$1,634,826	$112,379	$166,032	$1,913,237
Short-term borrowings	309,084	—	(109,739)	199,345
Long-term borrowings	735	—	(18)	717
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	16,522	1,533	4,785	22,840

Shareholders' equity	219,830	21,737	6,197	247,764

Total liabilities and shareholders' equity	$2,200,586	$135,649	$67,257	$2,403,492

As highlighted in table V, the majority of the changes in our financial position in 2020 versus 2019 resulted due to the acquisitions of Cornerstone, MVB branches, and WinFirst. Other changes in financial position are discussed below.

Cash and Cash Equivalents

The 2020 net reduction of $137.1 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances, maturing brokered CDs, funding of $101.3 million of PPP loans and the cash consideration of $36.0 million paid in conjunction with the Cornerstone and WinFirst acquisitions. The 2019 net reduction of $31.0 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances and the cash consideration of $12.7 million paid in conjunction with the PBI acquisition.

Loan Portfolio

Table VII depicts gross loan balances by type and the respective percentage of each to total loans at December 31, as follows:

Table VII - Loans by Type
	2020		2019		2018		2017		2016
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$298,759	12.3%	$207,392	10.8%	$194,527	11.5%	$190,270	11.8%	$119,256	8.9%
Commercial real estate	1,039,811	43.0%	907,887	47.4%	833,392	49.1%	737,961	45.8%	586,014	49.6%
Construction and development	199,950	8.3%	122,455	6.4%	94,155	5.5%	101,022	6.3%	89,069	6.9%
Residential mortgage	581,954	24.1%	502,764	26.2%	491,441	28.9%	500,720	31.1%	406,293	31.7%
Mortgage warehouse lines	251,814	10.4%	126,235	6.6%	39,140	2.3%	30,757	1.9%	85,963	—%
Consumer	35,428	1.4%	36,651	1.9%	32,569	1.9%	36,302	2.3%	25,524	1.8%
Other	11,080	0.5%	14,121	0.7%	12,903	0.8%	13,245	0.8%	9,499	1.1%
Total loans	$2,418,796	100.0%	$1,917,505	100.0%	$1,698,127	100.0%	$1,610,277	100.0%	$1,321,618	100.0%
Total loans averaged $2.2 billion in 2020, which represented 78% of total average assets compared to $1.8 billion in 2019, or 79% of total average assets. We experienced 20.9% loan growth, excluding mortgage warehouse lines, which increased $373.1 million (of which $196.2 million were acquired loans) in 2020, primarily in the commercial real estate and construction and development portfolios primarily due to additional commercial lending staff, following 2019's growth of 7.9% and 2018's growth of 5.1%.   Mortgage warehouse lines of credit grew $125.6 million in 2020 as we expanded our existing line participations and established several new participations in light of strong mortgage refinance and home purchase activity nationally. Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2020.

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

Debt Securities

Debt securities comprised approximately 12.4% of total assets at December 31, 2020 compared to 11.5% at December 31, 2019.  Average debt securities approximated $379.3 million for 2020 or 28.1% more than 2019's average of $296.2 million. At December 31, 2019, we did not own debt securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the debt security classifications by type.

Debt securities available for sale: The 2020 net decrease of $81.9 million in securities available for sale is principally a result of sales of a large portion of the acquired Cornerstone securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to fund loan growth and calls and maturities of brokered and direct CDs. The 2019 net decrease of $71.9 million in securities available for sale is principally a result of sales of the acquired PBI securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to pay down short-term FHLB advances and fund loan growth.

The following table presents the fair value of our available for sale securities portfolio by type at December 31, 2020, 2019 and 2018.

Table VIII - Fair Value of Debt Securities Available for Sale
	December 31
Dollars in thousands	2020	2019	2018
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,157	$20,864	$26,140
Residential mortgage-backed securities:
Government-sponsored agencies	59,046	70,975	80,309
Nongovernment-sponsored entities	16,687	10,229	614
State and political subdivisions	50,905	49,973	19,243
Corporate debt securities	26,427	18,200	14,512
Asset-backed securities	46,126	$33,014	25,175
Total taxable debt securities	234,348	203,255	165,993
Tax-exempt debt securities
State and political subdivisions	51,779	73,100	127,154
Total tax-exempt debt securities	51,779	73,100	127,154

Total debt securities available for sale	$286,127	$276,355	$293,147

The maturity distribution of the available for sale securities portfolio at December 31, 2020, together with the weighted average yields for each range of maturity, is summarized in Table IX.  The stated average yields are stated on a tax equivalent basis.

Table IX - Debt Securities Available for Sale Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$369	4.0%	$4,514	2.1%	$14,013	1.4%	$16,294	2.0%
Residential mortgage backed securities:
Government sponsored agencies	18,257	2.0%	33,174	2.6%	4,116	1.9%	1,852	2.8%
Nongovernment sponsored entities	7,295	3.0%	5,813	2.5%	1,590	1.6%	2,101	1.6%
State and political subdivisions	552	3.6%	10,367	2.8%	14,262	3.2%	69,526	3.0%
Corporate debt securities	1,999	1.6%	4,501	2.8%	10,037	3.1%	9,946	3.9%
Asset-backed securities	6,260	0.9%	24,184	0.9%	15,730	0.8%	405	0.9%
Total	$34,732	2.1%	$82,553	2.1%	$59,748	2.0%	$100,124	3.0%

Debt securities held to maturity: During second quarter 2020, we invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

The following table presents the fair value of our held to maturity securities portfolio by type at December 31, 2020.

Table X - Fair Value of Debt Securities Held to Maturity
December 31
Dollars in thousands	2020
Held to Maturity
Tax-exempt debt securities
State and political subdivisions	$103,157
Total debt securities held to maturity	$103,157

The maturity distribution of the held to maturity securities portfolio at December 31, 2020, together with the weighted average yields for each range of maturity, is summarized in Table XI.  The stated average yields are stated on a tax equivalent basis.

Table XI - Debt Securities Held to Maturity - Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and political subdivisions	$—	—%	$—	—%	$2,038	2.5%	$97,876	2.4%
Total	$—	—%	$—	—%	$2,038	2.5%	$97,876	2.4%

Deposits

Total deposits at December 31, 2020 increased $682.4 million or 35.7% compared to December 31, 2019. Total deposits at December 31, 2019 increased $278.4 million or 17.0% compared to December 31, 2018.  Deposits acquired in conjunction with the purchases of Cornerstone, MVB Bank branches and WinFirst in 2020 and PBI in 2019 totaled $466.7 million and $102.9 million, respectively. We have strengthened our focus on growing core transaction accounts. Excluding acquired deposits, core transaction accounts grew $225.8 million or 25.3% during 2020 while our internet-only high yielding savings product increased $101.0 million and brokered CDs decreased $95.1 million due to maturities and calls.

Table XII - Deposits
Dollars in thousands	2020	2019	2018	2017	2016
Noninterest bearing demand	$440,818	$260,553	$222,120	$217,493	$149,737
Interest bearing demand	934,185	630,351	523,257	410,606	262,591
Savings	621,168	418,096	284,173	358,168	337,348
Time deposits	599,480	604,237	605,276	614,334	545,843
Total deposits	$2,595,651	$1,913,237	$1,634,826	$1,600,601	$1,295,519

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2020.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $721.4 million at December 31, 2020.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $168.1 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2020, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less decreased $59.2 million from $199.3 million at December 31, 2019 to $140.1 million at December 31, 2020.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $699,000 and $717,000 at December 31, 2020 and 2019 consisted of a long-term FHLB advance. Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

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

Shareholders' equity

Changes in shareholders' equity are a result of net income, other comprehensive income, dividends and issuances of our stock in conjunction with acquisitions.

ASSET QUALITY

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing troubled debt restructurings ("TDRs") are excluded from nonperforming loans.

Table XIII presents a summary of nonperforming assets at December 31, as follows:

Table XIII - Nonperforming Assets
Dollars in thousands	2020	2019	2018	2017	2016
Accruing loans past due 90 days or more
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	237	—
Residential construction & development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	2	42	36	37	—
Other	—	—	—	—	—
Total accruing loans 90+ days past due	2	42	36	274	—
Nonaccrual loans
Commercial	525	764	935	696	298
Commercial real estate	14,237	5,800	3,238	2,927	4,845
Commercial construction & development	—	—	—	—	—
Residential construction & development	235	326	3,198	3,569	4,465
Residential real estate	5,264	4,404	7,506	7,656	4,815
Consumer	72	74	112	201	151
Other	—	100	—	—	—
Total nonaccrual loans	20,333	11,468	14,989	15,049	14,574
Foreclosed properties
Commercial	—	—	—	—	—
Commercial real estate	2,581	1,930	1,762	1,789	1,749
Commercial construction & development	4,154	4,601	6,479	7,392	8,610
Residential construction & development	7,791	11,169	11,543	11,182	13,265
Residential real estate	1,062	1,576	1,648	1,107	880
Total foreclosed properties	15,588	19,276	21,432	21,470	24,504
Repossessed assets	—	17	5	68	12
Total nonperforming assets	$35,923	$30,803	$36,462	$36,861	$39,090
Total nonperforming loans as a percentage of total loans	0.84%	0.60%	0.89%	0.95%	1.10%
Total nonperforming assets as a percentage of total assets	1.16%	1.28%	1.66%	1.73%	2.22%
Allowance for credit losses on loans as a percentage of nonperforming loans	158.57%	113.58%	86.84%	82.00%	80.10%
Allowance for credit losses on loans as a percentage of period end loans	1.34%	0.68%	0.77%	0.78%	0.88%

Refer to Note 7 for information regarding our past due loans, loans individually evaluated, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for credit losses for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for credit losses for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2020, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

We maintain the allowance for credit losses on loans at a level considered adequate to cover an estimate of the full amount of expected credit losses relative to loans. The allowance is comprised of three distinct reserve components: (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated and (3) qualitative reserves related to loans collectively evaluated. A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for credit losses on loans is provided in Note 7 of the accompanying financial statements.

Relationship between Allowance for Credit Losses, Net Charge-offs and Nonperforming Loans

In analyzing the relationship among the allowance for credit losses, net loan charge-offs and nonperforming loans, it is helpful to understand the process of how loans are treated as the probability of collection changes over time. Allowances are established at origination through the allowance for credit losses to estimate the expected credit loss over the life of the financial assets based on risk characteristics inherent in the loan. (Please refer to Note 7 for detail on how allowance for credit losses are established.)

Generally, loans are placed on nonaccrual status (and become non-performing) when principal or interest is greater than 90 days past due based upon the loan’s contractual term. As a loan deteriorates in credit quality, if the loan balance is material the loan may be individually evaluated through the allowance for credit losses on loans (" ACLL") instead of on a collective basis with other loans as it may no longer have similar risk characteristics. The allowance for credit losses on an individually evaluated loan are established based on the fair value of the underlying collateral for collateral dependent loans or based on the present value of future cash flows for loans deemed not to be collateral dependent. Therefore, as loan credit quality deteriorates the allowance for credit loss may change.

Charge-offs, if necessary, are recognized as deemed appropriate based on loan-type. Commercial-related loans or portions thereof, are charged off to the ACLL when the loss has been confirmed. This determination is made on a case by case basis considering many factors, including the prioritization of our claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity. We deem a loss confirmed when a loan or a portion of a loan is classified “loss” in accordance with bank regulatory classification guidelines, which state, “Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.”

Consumer loans are generally charged to the ACLL upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. Residential mortgage loans are generally charged off to net realizable value no later than when the account becomes 180 days past due. Other consumer loans, if collateralized, are generally charged off to net realizable value at 120 days past due.

Expected credit losses are reflected in the ACLL through a charge to provision for credit losses. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACLL is reduced by the same amount. The Company applies judgement to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credit to the ACLL when received.

At December 31, 2020 and 2019, our allowance for credit losses on loans totaled $32.2 million, or 1.34% of total loans and $13.1 million, or 0.68% of total loans, respectively. The allowance for credit losses on loans is considered adequate to cover all estimated future losses in our loan portfolio.

Table XIV presents an allocation of the allowance for credit losses on loans by loan type at each respective year end date, as follows:

Table XIV - Allocation of the Allowance for Credit Losses on Loans
	2019		2019		2018		2017		2016
Dollars in thousands	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$2,304	12.3%	$1,146	10.8%	$1,705	11.5%	$1,303	11.8%	$934	8.9%
Commercial real estate	10,841	43.0%	8,639	47.4%	7,956	49.1%	7,374	45.8%	5,547	49.6%
Construction and development	8,732	8.3%	842	6.4%	403	5.5%	794	6.3%	2,287	6.9%
Residential real estate	10,015	24.1%	1,961	26.2%	2,636	28.9%	2,621	31.1%	2,682	31.7%
Mortgage warehouse lines	—	10.4%	—	6.6%	—	2.3%	—	1.9%	—	—%
Consumer	216	1.4%	135	1.9%	79	1.9%	210	2.3%	121	1.8%
Other	138	0.5%	351	0.7%	268	0.8%	263	0.8%	103	1.1%
Total	$32,246	100.0%	$13,074	100.0%	$13,047	100.0%	$12,565	100.0%	$11,674	100.0%

A reconciliation of the activity in the allowance for credit losses on loans follows:

Table XV - Allowance for Credit Losses on Loans
Dollars in thousands	2020	2019	2018	2017	2016
Balance, beginning of year	$13,074	$13,047	$12,565	$11,674	$11,472
Losses
Commercial	33	281	248	23	489
Commercial real estate	1,348	172	657	70	303
Construction and development	7	2	259	36	136
Residential real estate	416	1,003	913	519	344
Mortgage warehouse lines	—	—	—	—	—
Consumer	280	285	244	389	98
Other	525	360	282	251	185
Total	2,609	2,103	2,603	1,288	1,555
Recoveries
Commercial	33	17	16	124	73
Commercial real estate	250	22	23	180	48
Construction and development	42	108	270	278	840
Residential real estate	275	144	263	164	145
Mortgage warehouse lines	—	—	—	—	—
Consumer	158	168	141	82	76
Other	148	121	122	101	75
Total	906	580	835	929	1,257
Net losses	1,703	1,523	1,768	359	298
Provision for credit losses	12,743	1,550	2,250	1,250	500
CECL adoption Day 1 adjustment	6,926	—	—	—	—
Acquired PCD loans adjustment	1,206	—	—	—	—
Balance, end of year	$32,246	$13,074	$13,047	$12,565	$11,674

Net losses as a % of average loans	0.08%	0.08%	0.11%	0.02%	0.02%

At December 31, 2020 and 2019, we had approximately $15.6 million and $19.3 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss. Refer to Note 8 of the accompanying consolidated financial statements for additional information regarding our property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $1.2 billion or 37.7% of total consolidated assets at December 31, 2020.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $862.1 million, which is collateralized by $1.16 billion of residential mortgage loans, commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  At December 31, 2020, we had available borrowing capacity of $721.4 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2020 was approximately $168 million, which is secured by a pledge of $336.9 million of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify nearly 75% of our securities as available for sale to enable us to liquidate them if the need arises.  During 2020, our loan growth was funded primarily by deposits as our loans increased approximately $498.7 million, while total deposits increased $682.4 million. The additional excess deposit growth was used to pay down short-term FHLB borrowings and an assumed WinFirst long-term FHLB advance.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:
•Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.
•Presently has $1.2 billion in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
•Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.
•Would generally have no more than $100 million in brokered deposits maturing in any one year time frame, which is well within its presently available sources of liquid funds, if in the event Summit does not have the capital resources to restore Summit Community’s capital to well capitalized status.  One year would give Summit Community ample time to raise alternative funds either through retail deposits or the sale of assets and obtain capital resources to restore it to well capitalized status.
Scenario 2 – Summit Community’s credit quality deteriorates such that the FHLB restricts further advances.  If in the event that the Bank’s credit quality deteriorated to the point that further advances under its line with the FHLB were restricted, Summit Community:
•Would severely curtail lending and other growth activities until such time as access to this line could be restored, thus eliminating the need for net new advances.

•Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $552 million aside from its FHLB line, which would result in a funding source of approximately $362 million.
Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:
•Presently has $1.2 billion in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
•Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.
•Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.
We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity. Refer to page 14 of Item 1A. Risk Factors for further discussion of our liquidity risk.

Growth and Expansion:  During 2020, we spent approximately $8.5 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $3.0 - $3.5 million in 2021, primarily for new branch site construction and equipment and technological upgrades.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.1% at December 31, 2020 compared to 10.3% at December 31, 2019. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $78.1 million, $50.5 million and $132.4 million, respectively.  We intend to maintain Summit Community Bank's capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 18 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2020, we retained $22.5 million of earnings and the net change in accumulated other comprehensive income was $2.9 million, principally resulting from $3.7 million unrealized net gains on securities available for sale.

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

Dividends:  Cash dividends per share totaled $0.68 and $0.59 during 2020 and 2019, respectively, representing dividend payout ratios of 28.2% and 23.1%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2021. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2021, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $57.0 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at December 31, 2020.

Table XVI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt and Subordinated Debentures	Operating Leases
2021	$20	$677
2022	21	639
2023	22	441
2024	22	391
2025	24	340
Thereafter	50,179	1,585
Total	$50,288	$4,073

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2020 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

Table XVII - Off-Balance Sheet Arrangements
Dollars in thousands
Commitments to extend credit
Revolving home equity and credit card lines	$90,125
Construction loans	135,841
Other loans	308,290
Standby letters of credit	15,124
Total	$549,380

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

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2020
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$27,643	$27,937	$29,246	$30,176
Net interest income	21,443	23,066	24,766	26,206
Net income	4,506	6,949	9,620	10,251
Basic earnings per share	$0.35	$0.54	$0.74	$0.79
Diluted earnings per share	$0.35	$0.54	$0.74	$0.79

	2019
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$25,868	$26,882	$27,279	$27,072
Net interest income	18,573	19,263	19,420	19,828
Net income	7,092	8,564	8,061	8,149
Basic earnings per share	$0.56	$0.68	$0.65	$0.66
Diluted earnings per share	$0.56	$0.68	$0.65	$0.65

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at December 31, 2020 is well-matched over the near term, but asset sensitive over the long term. The nature of our lending and funding activities tends to drive our interest rate risk position to being liability sensitive. That is, liabilities are likely to reprice faster than assets, resulting in a decrease in net interest income in a rising rate environment, while a falling interest rate environment would produce an increase in net interest income.  Net interest income is also subject to changes in the shape of the yield curve.  In general, a flat yield curve results in a decline in our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2020.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	-0.3%	-5.7%
Up 200 basis points (1)	-2.2%	-1.7%
Up 200 basis points (2)	-1.4%	4.1%

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2020.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2020, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

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
March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Summit Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2021 expressed an unqualified opinion.

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
March 11, 2021

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Summit Financial Group, Inc.
Moorefield, West Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard
As discussed in Notes 2 and 7 to the financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Impairment

Description of the Matter
As discussed in Note 2 (Significant New Authoritative Accounting Guidance) and Note 7 (Loans and Allowance for Credit Losses Loans) to the financial statements, the Company changed its method of accounting for credit losses on January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Accounting Standards Codification Topic 326 (ASC 326) requires, among other provisions, the measurement of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses – loans (ACLL) is a valuation allowance that represents management’s current best estimate of expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability of loans over the loans’ contractual terms (“life of loan” concept). The Company adopted ASC 326 using the modified retrospective approach resulting in an increase in the ACLL of $6.93 million.

The Company’s ACLL related to loans collectively evaluated for impairment was $28.52 million, the total ACLL was $32.25 million, and total loans, net of unearned fees, were $2.41 billion as of December 31, 2020. The Company’s methodology applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual life of the loans that are reasonable and supportable, to the identified pools of loans with similar risk characteristics. Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. The Company uses a loss-rate, or cohort, method to estimate expected credit losses for the identified loan pools. The cohort method tracks respective losses generated by that cohort of loans over their remaining lives. Loss rates are adjusted for qualitative factors that are not otherwise considered within the model. The qualitative factors considered by management include reasonable and supportable forecasts of economic conditions; trends in credit quality; volume and concentrations of credit; and changes in lending policy, underwriting standards, and management. Management exercised significant judgment when assessing the qualitive factors in estimating the ACLL.

We identified the measurement of the ACLL as a critical audit matter as auditing this estimate involved especially complex and subjective auditor judgment in evaluating and testing management’s adoption of an inherently complex accounting standard and estimation process that requires significant management judgment.

How We Addressed the Matter in Our Audit
The primary audit procedures we performed to address this critical audit matter included:
•Obtaining an understanding and testing the design and operating effectiveness of the Company’s ACLL methodology, internal controls, and management review controls related to collectively evaluated loans, including the process for selection, implementation, and ongoing maintenance of:
◦The cohort method as the expected loss model, including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
◦Qualitative factors, including sources of reasonable and supportable economic forecasts and other key inputs.
◦Governance and management review processes.
•Substantively testing management’s process for measuring the ACLL related to collectively evaluated loans, including:
◦Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s ACLL expected loss rate methodology, including the identification of loan pools and related cohort loss rates.
◦Evaluating the methodology’s qualitative factors, including:
▪The completeness and accuracy of the data inputs used as a basis for the qualitative factors.
▪The reasonableness of management’s judgments related to the determination of qualitative factors.
▪The directional consistency and reasonableness of the qualitative factor adjustments.
◦Testing the mathematical accuracy of the calculation, including the application of the cohort loss rates and qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia
March 11, 2021

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2020	2019
ASSETS
Cash and due from banks	$19,522	$28,137
Interest bearing deposits with other banks	80,265	33,751
Cash and cash equivalents	99,787	61,888
Debt securities available for sale (at fair value)	286,127	276,355
Debt securities held to maturity (at amortized cost; estimated fair value - $103,157)	99,914	—
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	99,914	—
Other investments	14,185	12,972
Loans held for sale	1,998	1,319
Loans net of unearned fees	2,412,153	1,913,499
Less: allowance for credit losses	(32,246)	(13,074)
Loans, net	2,379,907	1,900,425
Property held for sale	15,588	19,276
Premises and equipment, net	52,537	44,168
Accrued interest and fees receivable	11,989	8,439
Goodwill and other intangible assets, net	55,123	23,022
Cash surrender value of life insurance policies and annuities	59,438	43,603
Other assets	29,791	12,025
Total assets	$3,106,384	$2,403,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$440,818	$260,553
Interest bearing	2,154,833	1,652,684
Total deposits	2,595,651	1,913,237
Short-term borrowings	140,146	199,345
Long-term borrowings	699	717
Subordinated debentures	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	39,355	22,840
Total liabilities	2,824,804	2,155,728
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2020 - 12,985,708 shares, 2019 - 12,474,641 shares; outstanding: 2020 - 12,942,004 shares, 2019 - 12,408,542 shares	94,964	80,084
Unallocated common stock held by Employee Stock Ownership Plan - 2020 - 43,704 shares, 2019 - 66,099 shares	(472)	(714)
Retained earnings	181,643	165,859
Accumulated other comprehensive income	5,445	2,535
Total shareholders' equity	281,580	247,764
Total liabilities and shareholders' equity	$3,106,384	$2,403,492
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2020	2019	2018
Interest income
Interest and fees on loans
Taxable	$104,986	$96,500	$84,716
Tax-exempt	578	615	567
Interest and dividends on securities
Taxable	5,997	6,511	5,341
Tax-exempt	3,176	2,850	4,246
Interest on interest bearing deposits with other banks	266	595	539
Total interest income	115,003	107,071	95,409
Interest expense
Interest on deposits	16,044	23,697	17,675
Interest on short-term borrowings	2,330	5,303	5,993
Interest on long-term borrowings and subordinated debentures	1,147	987	1,944
Total interest expense	19,521	29,987	25,612
Net interest income	95,482	77,084	69,797
Provision for credit losses	14,500	1,550	2,250
Net interest income after provision for credit losses	80,982	75,534	67,547
Noninterest income
Insurance commissions	202	1,911	4,320
Trust and wealth management fees	2,495	2,564	2,653
Mortgage origination revenue	2,799	770	768
Service charges on deposit accounts	4,588	5,094	4,631
Bank card revenue	4,494	3,536	3,152
Realized securities gains, net	3,472	1,938	622
Gain on sale of Summit Insurance Services, LLC	—	1,906	—
Bank owned life insurance and annuities income	1,567	1,044	1,022
Other	466	440	254
Total noninterest income	20,083	19,203	17,422
Noninterest expenses
Salaries, commissions and employee benefits	32,211	29,066	27,478
Net occupancy expense	3,963	3,417	3,364
Equipment expense	5,765	4,972	4,411
Professional fees	1,538	1,678	1,607
Advertising and public relations	596	698	654
Amortization of intangibles	1,659	1,701	1,671
FDIC premiums	856	88	830
Bank card expense	2,225	1,820	1,475
Foreclosed properties expense, net	2,490	2,498	1,350
Merger-related expenses	1,671	617	144
Other	9,337	8,599	6,889
Total noninterest expenses	62,311	55,154	49,873
Income before income tax expense	38,754	39,583	35,096
Income tax expense	7,428	7,717	7,024
Net income	$31,326	$31,866	$28,072

Basic earnings per common share	$2.42	$2.55	$2.27

Diluted earnings per common share	$2.41	$2.53	$2.26

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018
Net income	$31,326	$31,866	$28,072
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedges of:
2020 - $(808), net of deferred taxes of $(194); 2019 - $(268), net of deferred taxes of $(64); 2018 - $1,645, net of deferred taxes of $395	(614)	(204)	1,250
Net unrealized gain (loss) on debt securities available for sale of:
2020 - $4,830, net of deferred taxes of $1,159 and reclassification adjustment for net realized gains included in net income of $3,472, net of tax of $833	3,671
2019 - $5,244 net of deferred taxes of $1,258 and reclassification adjustment for net realized gains included in net income of $1,938, net of tax of $465		3,986
2018 - $(4,920), net of deferred taxes of $(1,181) and reclassification adjustment for net realized gains included in net income of $622, net of tax of $149			(3,739)
Net unrealized loss on other post-retirement benefits of:
2020 - $(116), net of deferred taxes of $(28); 2019 - $(120), net of deferred taxes of $(29); 2018- $(341), net of deferred taxes of $(82)	(88)	(91)	(259)
Net unrealized loss on pension plan of:
2020 - $(78), net of deferred taxes of $(19); 2019 - $(184), net of deferred taxes of $(44)	(59)	(140)	—
Total other comprehensive income (loss)	2,910	3,551	(2,748)
Total comprehensive income	$34,236	$35,417	$25,324

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2020, 2019 and 2018

Dollars in thousands (except per share amounts)	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders' Equity
Balance, December 31, 2017	$81,098	$(1,152)	$119,827	$1,732	$201,505
Net income	—	—	28,072	—	28,072
Other comprehensive loss				(2,748)	(2,748)
Exercise of stock options - 6,800 shares	122	—	—	—	122
Share-based compensation expense	391	—	—	—	391
Unallocated ESOP shares committed to be released - 19,780 shares	272	213	—	—	485
Purchase and retirement of 82,423 shares of common stock	(1,689)	—	—	—	(1,689)
Common stock issuances from reinvested dividends - 10,214 shares	237	—	—	—	237
Common stock cash dividends declared ($0.53 per share)	—	—	(6,545)	—	(6,545)
Balance, December 31, 2018	80,431	(939)	141,354	(1,016)	219,830
Net income	—	—	31,866	—	31,866
Other comprehensive income				3,551	3,551
Exercise of stock options and SARs - 17,366 shares	7	—	—	—	7
Share-based compensation expense	590	—	—	—	590
Unallocated ESOP shares committed to be released - 20,855 shares	305	225	—	—	530
Purchase and retirement of 417,577 shares of common stock	(10,405)	—	—	—	(10,405)
Acquisition of Peoples Bankshares, Inc. - 465,931 shares, net of issuance costs	8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 9,034 shares	238	—	—	—	238
Common stock cash dividends declared ($0.59 per share)	—	—	(7,361)	—	(7,361)
Balance, December 31, 2019	80,084	(714)	165,859	2,535	247,764
Impact of adoption of ASC 326	—	—	(6,756)	—	(6,756)
Net income	—	—	31,326	—	31,326
Other comprehensive income				2,910	2,910
Exercise of SARs - 499 shares	—	—	—	—	—
Vesting of RSUs - 964 shares	—	—	—	—	—
Share-based compensation expense	527	—	—	—	527
Unallocated ESOP shares committed to be released - 22,395 shares	178	242	—	—	420
Purchase and retirement of 75,333 shares of common stock	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 14,937 shares	265	—	—	—	265
Common stock cash dividends declared ($0.68 per share)	—	—	(8,786)	—	(8,786)
Balance, December 31, 2020	$94,964	$(472)	$181,643	$5,445	$281,580

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,326	$31,866	$28,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,223	2,614	2,168
Provision for credit losses	14,500	1,550	2,250
Share-based compensation expense	527	590	391
Deferred income tax (benefit) expense	(4,201)	103	(349)
Loans originated for sale	(97,805)	(22,518)	(15,939)
Proceeds from sale of loans	98,933	22,004	15,834
Gains on loans held for sale	(1,806)	(405)	(295)
Realized securities gains, net	(3,472)	(1,938)	(622)
Loss (gain) on disposal of assets	221	(236)	74
Gain on sale of Summit Insurance Services, LLC	—	(1,906)	—
Write-downs of foreclosed properties	1,783	2,075	776
Amortization of securities premiums, net	3,024	2,263	3,412
Accretion related to acquisition adjustments, net	(1,571)	(998)	(580)
Amortization of intangibles	1,659	1,701	1,671
Earnings on bank owned life insurance and annuities	(1,716)	(1,148)	(1,028)
(Increase) decrease in accrued interest receivable	(1,996)	699	(378)
Decrease (increase) in other assets	314	133	(320)
Increase in other liabilities	1,738	4,478	3,384
Net cash provided by operating activities	44,681	40,927	38,521
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of debt securities available for sale	3,525	1,871	1,145
Proceeds from maturities and calls of debt securities held to maturity	1,000	—	—
Proceeds from sales of debt securities available for sale	124,809	142,423	107,559
Principal payments received on debt securities available for sale	24,654	22,870	24,814
Purchases of debt securities available for sale	(64,740)	(90,341)	(105,789)
Purchases of debt securities held to maturity	(101,994)	—	—
Purchases of other investments	(14,700)	(18,228)	(14,550)
Proceeds from redemptions of other investments	16,461	21,412	11,717
Net loan originations	(301,654)	(181,615)	(92,189)
Purchases of premises and equipment	(8,637)	(9,218)	(5,545)
Proceeds from disposal of premises and equipment	293	860	42
Improvements to property held for sale	(1,352)	(512)	(1,304)
Proceeds from sale of repossessed assets and property held for sale	4,191	5,271	2,365
Proceeds from sale of Summit Insurance Services, LLC	—	7,117	—
Cash and cash equivalents from acquisitions, net of cash consideration paid - 2020 - $48,920; 2019 - $12,740	175,013	20,589	—
Purchases of life insurance contracts and annuities	(9,332)	(69)	—
Net cash used in investing activities	(152,463)	(77,570)	(71,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	376,704	204,757	43,282
Net decrease in time deposits	(160,373)	(38,409)	(8,853)
Net (decrease) increase in short-term borrowings	(62,199)	(109,739)	58,585
Repayment of long-term borrowings	(21,301)	(18)	(45,016)
Proceeds from subordinated debt	30,000	—	—
Purchase of interest rate caps	(7,098)	—	—
Proceeds from issuance of common stock, net of issuance costs	178	159	237
Purchase and retirement of common stock	(1,444)	(10,405)	(1,689)
Exercise of stock options	—	7	122
Dividends paid on common stock	(8,786)	(7,361)	(6,545)
Net cash provided by financing activities	145,681	38,991	40,123
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018

Increase in cash and cash equivalents	37,899	2,348	6,909

Cash and cash equivalents
Beginning	61,888	59,540	52,631
Ending	$99,787	$61,888	$59,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,975	$29,855	$25,426
Income taxes	$11,440	$7,850	$7,539

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$1,146	$4,600	$1,822
Right of use assets obtained in exchange for lease obligations	$5,147	$902	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$302,333	$100,377	$—
Liabilities assumed	$494,596	$114,151	$—

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  We offer community banking and trust and wealth management services through our community bank subsidiary, Summit Community Bank (“Summit Community”). We provide commercial and retail banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the Central region of Kentucky.

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

Acquisitions	Note 3	Page 63
Fair Value Measurements	Note 4	Page 68
Debt Securities	Note 5	Page 73
Other Investments	Note 6	Page 78
Loans and Allowance for Credit Losses on Loans	Note 7	Page 78
Property Held for Sale	Note 8	Page 92
Premises and Equipment	Note 9	Page 92
Lease Commitments	Note 10	Page 93
Goodwill and Other Intangible Assets	Note 11	Page 93
Securities Sold Under Agreements to Repurchase	Note 13	Page 95
Derivative Financial Instruments	Note 14	Page 96
Income Taxes	Note 15	Page 98
Employee Benefit Plans	Note 16	Page 100
Share-Based Compensation	Note 16	Page 100
Earnings Per Share	Note 19	Page 105
Accumulated Other Comprehensive Income	Note 20	Page 105
Revenue Recognition	Note 21	Page 106

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

We adopted ASC 326 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. We recorded a net reduction of retained earnings of $6.76 million upon adoption. The transition adjustment includes an increase in the allowance for credit losses on loans ("ACLL") of $6.93 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.43 million, net of the corresponding increases in deferred tax assets of $2.13 million. The adjustments to the allowance for credit losses ("ACL") for both loans and off-balance sheet credit exposures are combined and reported on our income statement as credit loss expense. Further information regarding our policies and methodology used to estimate the ACLL is presented in Note 7 - Loans and Allowance for Credit Losses for Loans. Further information regarding our policies and methodology used to estimate the ACL on off-balance-sheet credit exposures is presented in Note 17 - Commitments and Contingencies.

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

In March 2020 (revised April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus ("COVID-19"). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 crisis to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance continues to impact our financial statements; however, this impact cannot be quantified at this time. See Note 7 of the accompanying consolidated financial statements for disclosure of the impact to date.

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

NOTE 3. ACQUISITIONS

Cornerstone Financial Services Inc. Acquisition

On January 1, 2020, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired 100% of the ownership of Cornerstone Financial Services Inc. ("Cornerstone") and its subsidiary Cornerstone Bank, headquartered in West Union, West Virginia. With this transaction, Summit further expands its footprint into the central region of West Virginia. Pursuant to the Agreement and Plan of Merger dated September 17, 2019, Cornerstone's shareholders received cash in the amount of $5,700.00 per share or 228 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total stock consideration was

$15.4 million or 570,000 shares of Summit common stock and cash consideration was $14.3 million. Cornerstone's assets and liabilities approximated $195 million and $176 million, respectively, at December 31, 2019.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of Cornerstone were recorded at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. We recognized goodwill of $10.82 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing or upon a triggering event. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on January 1, 2020 in connection with the acquisition of Cornerstone, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by Cornerstone	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$14,250
Stock consideration			15,441
Total consideration			29,691

Identifiable assets acquired:
Cash and cash equivalents	$60,284	$—	$60,284
Securities available for sale, at fair value	90,075	(47)	90,028
Loans
Purchased performing	37,965	188	38,153
Purchased credit deteriorated	1,877	(569)	1,308
Allowance for credit losses on loans	(312)	312	—
Premises and equipment	806	(142)	664
Property held for sale	10	—	10
Core deposit intangibles	—	717	717
Other assets	4,324	(74)	4,250
Total identifiable assets acquired	$195,029	$385	$195,414

Identifiable liabilities assumed:
Deposits	173,027	239	173,266
Other liabilities	3,286	(7)	3,279
Total identifiable liabilities assumed	$176,313	$232	$176,545

Net identifiable assets acquired	$18,716	$153	$18,869

Goodwill resulting from acquisition			$10,822

MVB Bank Branches Acquisition

On April 24, 2020, SCB expanded its presence in the Eastern Panhandle of West Virginia by acquiring three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. Summit assumed certain deposit liabilities and acquired certain assets totaling approximately $188.2 million and $38.4 million, respectively. The purchase price, equaling the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 8.00%, totaled $13.0 million.

This acquisition was determined to constitute a business combination in accordance with ASC 805, Business Combinations,and accordingly we accounted for the acquisition using the acquisition method of accounting, recording the assets and liabilities of MVB Bank at their acquisition date respective fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $14.7 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 24, 2020 in connection with the acquisition of the MVB Bank branches, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by MVB Bank	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,965
Total consideration			12,965

Identifiable assets acquired:
Cash and cash equivalents	$800	$—	$800
Loans
Purchased performing	35,127	(1,185)	33,942
Premises and equipment	2,376	(42)	2,334
Core deposit intangibles	—	125	125
Other assets	114	—	114
Total identifiable assets acquired	$38,417	$(1,102)	$37,315

Identifiable liabilities assumed:
Deposits	188,134	598	188,732
Other liabilities	102	—	102
Total identifiable liabilities assumed	$188,236	$598	$188,834

Net liabilities assumed	$(149,819)	$(1,700)	$(151,519)

Net cash received from MVB Bank			136,854

Preliminary goodwill resulting from acquisition			$14,665

WinFirst Financial Corp. Acquisition

On December 15, 2020, Summit Community Bank, Inc. acquired 100% of the ownership of WinFirst Financial Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky. Pursuant to the Agreement and Plan of Merger dated September 28, 2020, WinFirst's shareholders received $328.05 for each share of WinFirst common stock they owned, or approximately $21.7 million in the aggregate. With this transaction, Summit expanded its footprint into Kentucky. At acquisition, WinFirst's assets and liabilities approximated $143 million and $127 million, respectively.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of WinFirst were recorded at their respective acquisition date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $7.21 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on December 15, 2020 in connection with the acquisition of WinFirst, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by WinFirst	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$21,705
Total consideration			21,705

Identifiable assets acquired:
Cash and cash equivalents	$13,030	$—	$13,030
Securities available for sale, at fair value	1,613	19	1,632
Loans
Purchased performing	123,754	(968)	122,786
Purchased credit deteriorated	—	—	—
Allowance for credit losses on loans	(1,227)	1,227	—
Premises and equipment	171	(27)	144
Property held for sale	196	(50)	146
Core deposit intangibles	—	81	81
Other assets	5,898	(2)	5,896
Total identifiable assets acquired	$143,435	$280	$143,715

Identifiable liabilities assumed:
Deposits	103,599	1,065	104,664
Short-term borrowings	3,000	—	3,000
Long-term borrowings	20,585	697	21,282
Other liabilities	270	—	270
Total identifiable liabilities assumed	$127,454	$1,762	$129,216

Net identifiable assets acquired	$15,981	$(1,482)	$14,499

Preliminary goodwill resulting from acquisition			$7,206

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented for each transaction above.

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

Premises and equipment: The fair value real property was determined based upon appraisals by licensed appraisers. The fair value of tangible personal property, which is not material, was assumed to equal the carrying value.

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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for credit losses on loans.

Prior to adoption of ASC 326 on January 1, 2020, loans acquired in a business combination that had evidence of credit deterioration since origination and for which it was probable at the date of acquisition that we would not collect all contractually required principal and interest payments were considered purchased credit-impaired (PCI) loans. When determining fair value, PCI loans were identified as of the date of acquisition based upon evidence of credit quality such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments of principal and interest at acquisition and the cash flows expected to be collected at acquisition was accounted for as a"nonaccretable difference," and was available to absorb future credit losses on those loans. For purposes of determining the nonaccretable difference, no prepayments were generally assumed in determining contractually required payments of principal and interest or cash flows expected to be collected. Subsequent decreases to the expected cash flows generally resulted in a provision for credit losses. Subsequent significant increases in cash flows could have resulted in a reversal of the provision for credit losses to the extent of prior charges, or a transfer from nonaccretable difference to accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value was accounted for as accretable yield and was recognized as interest income over the remaining life of the loan when there was a reasonable expectation about the amount and timing of such cash flows.

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

Loans not designated PCD loans as of the acquisition date are designated purchased performing loans. We account for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans. A provision for credit losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

The revenues and earnings of our acquired entities during 2020 and 2019, as if the business combinations occurred as of the beginning of the comparable prior annual reporting period, are impracticable to provide because each acquisition was integrated into our existing operations and financial information relative to the acquired entities is not maintained.

During 2020, we purchased loans, for which there was, at the time of acquisition, more than significant deterioration of credit quality since origination (PCD loans). The carrying amount of these loans at acquisition is as follows:

Dollars in thousands	For the Year Ended December 31, 2020
Purchase price of PCD loans at acquisition	$12,649
Allowance for credit losses - loans at acquisition	796
Non-credit discount at acquisition	568
Par value of PCD loans at acquisition	11,285

NOTE 4.  FAIR VALUE MEASUREMENTS

In accordance with ASC 820 Fair Value Measurements, fair value is based upon the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is utilized to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs used to measure fair value are as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis include the following:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$35,157	$—	$35,157	$—
Mortgage backed securities:
Government sponsored agencies	59,046	—	59,046	—
Nongovernment sponsored entities	16,687	—	16,687	—
State and political subdivisions	50,905	—	50,905	—
Corporate debt securities	26,427	—	26,427	—
Asset-backed securities	46,126	—	46,126	—
Tax-exempt state and political subdivisions	51,779	—	51,779	—
Total debt securities available for sale	$286,127	$—	$286,127	$—

Derivative financial assets
Interest rate caps	$6,653	$—	$6,653	$—

Derivative financial liabilities
Interest rate swaps	$2,747	$—	$2,747	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$20,864	$—	$20,864	$—
Mortgage backed securities:
Government sponsored agencies	70,975	—	70,975	—
Nongovernment sponsored entities	10,229	—	10,229	—
State and political subdivisions	49,973	—	49,973	—
Corporate debt securities	18,200	—	18,200	—
Asset-backed securities	33,014	—	33,014	—
Tax-exempt state and political subdivisions	73,100	—	73,100	—
Total debt securities available for sale	$276,355	$—	$276,355	$—

Derivative financial liabilities
Interest rate swaps	$988	$—	$988	$—

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

Collateral Dependent Loans with an ACLL: In accordance with ASC 326 effective January 1, 2020, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Prior to adoption of ASC 326, we did not record loans at fair value on a recurring basis. However, from time to time, a loan was considered impaired and an allowance for credit loss was established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement were considered impaired.  Once a loan was identified as individually impaired, management measured impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the discounted cash flows or collateral value exceeded the recorded investments in such loans. These loans were carried at recorded loan investment and therefore are not included in the following tables of loans measured at fair value. Impaired loans internally graded as substandard or doubtful were evaluated using the fair value of collateral method.  All other impaired loans were measured for impairment using the discounted cash flows method. Impaired loans where an allowance is established based on the fair value of collateral were included in the fair value hierarchy. When the fair value of the collateral was based on an observable market price or a current appraised value, we recorded the impaired loan as nonrecurring Level 2. When a current appraised value was not available and there was no observable market price, we recorded the impaired loan as nonrecurring Level 3.

When impaired loans were deemed required to be included in the fair value hierarchy, management immediately began the process of evaluating the estimated fair value of the underlying collateral to determine if a related specific allowance for credit losses or charge-off is necessary.  Current appraisals were ordered once a loan was deemed impaired if the existing appraisal was more than twelve months old, or more frequently if there was known deterioration in value. For recently identified impaired loans, a current appraisal may not have been available at the financial statement date. Until the current appraisal was obtained, the original appraised value was discounted, as appropriate, to compensate for the estimated depreciation in the value of the loan’s underlying collateral since the date of the original appraisal.  Such discounts were generally estimated based upon management’s knowledge of sales of similar collateral within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends.  When a new appraisal was received (which was generally within 3 months of a loan being identified as impaired), management then re-evaluated the fair value of the collateral and adjusted any specific allocated allowance for credit losses on loans, as appropriate.  In addition, management also assigned a discount of 7–10% for the estimated costs to sell the collateral.

Property Held for Sale:  Property held for sale consists of real estate acquired in foreclosure or other settlement of loans. Foreclosed assets are initially recorded at fair value, less estimated selling costs, when acquired establishing a new cost basis. Such assets are carried on the balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs.  The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2).  Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value.  However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal.  Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3).  Upon foreclosure, any fair value adjustment is charged against the allowance for credit losses on loans.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

Assets measured at fair value on a nonrecurring basis are included in the tables below.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,998	$—	$1,998	$—

Collateral-dependent loans with an ACLL
Commercial	$8	$—	$8	$—
Commercial real estate	9,914	—	9,914	—
Construction and development	1,576	—	1,576	—
Residential real estate	597	—	597	—
Total collateral-dependent loans with an ACLL	$12,095	$—	$12,095	$—

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,595	—	10,974	621
Residential real estate	476	—	476	—
Total property held for sale	$13,628	$—	$13,007	$621

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2019	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,319	$—	$1,319	$—

Collateral-dependent impaired loans
Commercial	$4,831	—	$4,831	$—
Commercial real estate	1,863	—	1,863	—
Construction and development	425	—	425	—
Residential real estate	692	—	566	126
Total collateral-dependent impaired loans	$7,811	$—	$7,685	$126

Property held for sale
Commercial real estate	$1,304	$—	$1,304	$—
Construction and development	12,182	—	12,182	—
Residential real estate	705	—	705	—
Total property held for sale	$14,191	$—	$14,191	$—

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below:

Loans: The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

Other Investments: The carrying value of other investments, consisting principally of Federal Home Loan Bank stock, is a reasonable estimate of fair value of this stock. This stock is non-transferable and can only be redeemed at its par value by FHLB.

Deposits: The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The estimated fair value of deposits does not take into account the value of our long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, we would likely realize a core deposit premium if our deposit portfolio were sold in the principal market for such deposits.

Borrowed Funds: The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2020 and December 31, 2019.

	At December 31,
	2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,787	$99,787	$—	$99,787	$—
Debt aecurities available for sale	286,127	286,127	—	286,127	—
Debt securities held to maturity	99,914	103,157	—	103,157	—
Other investments	14,185	14,185	—	14,185	—
Loans held for sale, net	1,998	1,998	—	1,998	—
Loans, net	2,379,907	2,384,275	—	12,095	2,372,180
Accrued interest receivable	11,989	11,989	—	11,989	—
Cash surrender value of life insurance policies and annuities	59,438	59,438	—	59,438	—
Derivative financial assets	6,653	6,653	—	6,653	—
	$2,959,998	$2,967,609	$—	$595,429	$2,372,180
Financial liabilities
Deposits	$2,595,651	$2,597,326	$—	$2,597,326	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	699	866	—	866	—
Subordinated debentures	29,364	29,364	—	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	745	745	—	745	—
Derivative financial liabilities	2,747	2,747	—	2,747	—
	$2,788,941	$2,790,783	$—	$2,790,783	$—

	At December 31
	2019		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,888	$61,888	$—	$61,888	$—
Securities available for sale	276,355	276,355	—	276,355	—
Other investments	12,972	12,972	—	12,972	—
Loans held for sale, net	1,319	1,319	—	1,319	—
Loans, net	1,900,425	1,901,020	—	7,685	1,893,335
Accrued interest receivable	8,439	8,439	—	8,439	—
Cash surrender value of life insurance policies	43,603	43,603	—	43,603	—
	$2,305,001	$2,305,596	$—	$412,261	$1,893,335
Financial liabilities
Deposits	$1,913,237	$1,918,610	$—	$1,918,610	$—
Short-term borrowings	199,345	199,345	—	199,345	—
Long-term borrowings	717	854	—	854	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,234	1,234	—	1,234	—
Derivative financial liabilities	988	988	—	988	—
	$2,135,110	$2,140,620	$—	$2,140,620	$—

NOTE 5.  DEBT SECURITIES

We classify debt securities as held to maturity, available for sale or trading according to management’s intent.  The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

Debt securities held to maturity: Certain debt securities for which we have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Debt securities available for sale: Debt securities not classified as "held to maturity" or as "trading" are classified as "available for sale."  Securities classified as "available for sale" are those securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes and reported as a separate component of shareholders' equity.

Debt trading securities: There are no securities classified as "trading" in the accompanying financial statements.

Allowance for Credit Losses – Debt Securities Available for Sale: For debt securities available for sale in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. We have elected to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Debt securities available for sale are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses – Debt Securities Held to Maturity: The allowance for credit losses on debt securities held to maturity is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of debt securities held to maturities to present our best estimate of the net amount expected to be collected. Debt securities held to maturity are charged-off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. We measure expected credit losses on debt securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We made the accounting policy election to exclude accrued interest receivable on debt securities held to maturity from the estimate of credit losses.

Prior to the adoption of ASC 326, declines in the fair value of debt securities held to maturity and available for sale below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Realized gains and losses on sales of securities are recognized on the specific identification method.  Amortization of premiums and accretion of discounts are computed using the interest method.

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at December 31, 2020 and 2019, are summarized as follows:

	December 31, 2020
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,190	$361	$394	$35,157
Residential mortgage-backed securities:
Government-sponsored agencies	57,399	1,996	349	59,046
Nongovernment-sponsored entities	16,799	132	244	16,687
State and political subdivisions
General obligations	15,065	804	4	15,865
Water and sewer revenues	10,176	620	—	10,796
Lease revenues	4,825	341	—	5,166
College and university revenues	3,022	315	—	3,337
Income tax revenues	5,052	376	—	5,428
Other revenues	9,406	907	—	10,313
Corporate debt securities	26,483	56	112	26,427
Asset-backed securities	46,579	172	625	46,126
Total taxable debt securities	229,996	6,080	1,728	234,348
Tax-exempt debt securities
State and political subdivisions
General obligations	22,213	2,416	9	24,620
Water and sewer revenues	8,266	709	—	8,975
Lease revenues	7,195	799	—	7,994
Other revenues	9,487	711	8	10,190
Total tax-exempt debt securities	47,161	4,635	17	51,779
Total debt securities available for sale	$277,157	$10,715	$1,745	$286,127

	December 31, 2019
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$21,036	$212	$384	$20,864
Residential mortgage-backed securities:
Government-sponsored agencies	70,379	1,031	435	70,975
Nongovernment-sponsored entities	10,253	17	41	10,229
State and political subdivisions
General obligations	12,603	25	171	12,457
Water and sewer revenues	7,170	71	114	7,127
Lease revenues	5,310	25	77	5,258
College and university revenues	5,917	164	16	6,065
Other revenues	18,831	344	109	19,066
Corporate debt securities	18,268	81	149	18,200
Asset-backed securities	33,826	—	812	33,014
Total taxable debt securities	203,593	1,970	2,308	203,255
Tax-exempt debt securities
State and political subdivisions
General obligations	36,673	2,526	—	39,199
Water and sewer revenues	9,565	633	—	10,198
Lease revenues	8,455	598	—	9,053
Other revenues	13,929	728	7	14,650
Total tax-exempt debt securities	68,622	4,485	7	73,100
Total debt securities available for sale	$272,215	$6,455	$2,315	$276,355

Accrued interest receivable on debt securities available for sale totaled $1.7 million and $1.9 million at December 31, 2020 and 2019, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2020
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$14,569	$1,386	$—	$15,955
Texas	11,978	896	—	12,874
New York	10,441	947	—	11,388
Virginia	8,151	566	—	8,717
Florida	7,728	589	4	8,313

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2020	$124,809	$3,525	$24,654	$3,489	$17
2019	142,423	1,871	22,870	2,270	332
2018	107,559	1,145	24,814	1,785	1,163

Residential mortgage-backed obligations having contractual maturities ranging from 4 to 48 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 month to 17 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities available for sale at December 31, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$34,731	$35,192
Due from one to five years	82,553	84,313
Due from five to ten years	59,749	60,645
Due after ten years	100,124	105,977
Total	$277,157	$286,127

At December 31, 2020 and 2019, securities with estimated fair values of $162.8 million and $86.1 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Provided below is a summary of debt securities available for sale which were in an unrealized loss position and for which an allowance for credit losses has not been recorded at December 31, 2020 and 2019.

	2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	36	$12,611	$54	$14,384	$340	$26,995	$394
Residential mortgage-backed securities:
Government-sponsored agencies	10	3,127	34	8,593	315	11,720	349
Nongovernment-sponsored entities	6	6,770	35	2,751	209	9,521	244
State and political subdivisions:
General obligations	1	362	4	—	—	362	4
Corporate debt securities	6	3,952	16	1,904	96	5,856	112
Asset-backed securities	16	2,010	2	31,862	623	33,872	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	924	9	—	—	924	9
Other revenues	2	415	1	151	7	566	8
Total	78	$30,171	$155	$59,645	$1,590	$89,816	$1,745

	2019
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	15	$—	$—	$14,903	$384	$14,903	$384
Residential mortgage-backed securities:
Government-sponsored agencies	21	12,298	96	15,174	339	27,472	435
Nongovernment-sponsored entities	4	8,323	41	—	—	8,323	41
State and political subdivisions:
General obligations	10	10,581	171	—	—	10,581	171
Water and sewer revenues	4	4,421	114	—	—	4,421	114
Lease revenues	4	4,235	77	—	—	4,235	77
College and university revenues	1	1,307	16	—	—	1,307	16
Other revenues	6	6,517	109	—	—	6,517	109
Corporate debt securities	6	1,686	3	3,739	146	5,425	149
Asset-backed securities	15	3,441	34	29,573	778	33,014	812
Tax-exempt debt securities
State and political subdivisions:
Other revenues	2	1,183	7	—	—	1,183	7
Total	88	$53,992	$668	$63,389	$1,647	$117,381	$2,315

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at December 31, 2020 are summarized as follows:

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$73,179	$2,524	$—	$75,703
Water and sewer revenues	8,375	256	—	8,631
Lease revenues	4,395	88	—	4,483
Sales tax revenues	4,649	94	3	4,740
Other revenues	9,316	309	25	9,600
Total Debt Securities Held to Maturity	$99,914	$3,271	$28	$103,157

Accrued interest receivable on debt securities held to maturity totaled $1.2 million at December 31, 2020 and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,695	$600	$—	$16,295
California	10,081	377	—	10,458
Pennsylvania	8,786	186	—	8,972
Florida	7,724	299	—	8,023
Michigan	7,160	144	3	7,301

The following table displays the amortized cost of held to maturity securities by credit rating at December 31, 2020.

Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,735	$76,585	$7,594	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at December 31, 2020.

The maturities, amortized cost and estimated fair values of debt securities held to maturity at December 31, 2020, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,038	2,105
Due after ten years	97,876	101,052
Total	$99,914	$103,157

The proceeds from calls and maturities of debt securities held to maturity totaled $1.0 million for the year ended December 31, 2020.

NOTE 6. OTHER INVESTMENTS

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Our equity securities totaled $407,000 at December 31, 2020 and $137,000 at December 31, 2019.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $9.8 million and $8.9 million at December 31, 2020 and 2019.

We have invested in four limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statement of income as a component of the provision for current income taxes. As of December 31, 2020 and 2019, our carrying value of these investments totaled $3.9 million and $3.9 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we realized $746,000, $669,000 and $1,544,000, respectively, in tax credits and other tax benefits on these investments, against which we amortized these investments $549,000, $552,000 and $1.27 million and recognized income tax benefits of $248,000, $177,000 and $286,000.

NOTE 7.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and the ACLL. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	2020	2019
Commercial	$306,885	$220,452
Commercial real estate - owner occupied
Professional & medical	107,151	81,973
Retail	126,451	100,993
Other	118,258	93,253
Commercial real estate - non-owner occupied
Hotels & motels	121,502	128,665
Mini-storage	60,550	50,913
Multifamily	175,988	164,398
Retail	135,405	102,989
Other	192,120	182,242
Construction and development
Land & land development	107,342	84,112
Construction	91,100	37,523
Residential 1-4 family real estate
Personal residence	305,093	260,843
Rental - small loan	120,426	101,080
Rental - large loan	74,185	63,986
Home equity	81,588	76,568
Mortgage warehouse lines	251,810	126,237
Consumer	33,906	35,021
Other
Credit cards	1,855	1,453
Overdrafts	538	798
Total loans, net of unearned fees	2,412,153	1,913,499
Less allowance for credit losses - loans	32,246	13,074
Loans, net	$2,379,907	$1,900,425

Accrued interest and fees receivable on loans totaled $9.1 million and $6.5 million at December 31, 2020 and 2019, respectively and is included in accrued interest and fees receivable in the accompany consolidated balance sheets.

The following presents loan maturities at December 31, 2020:

	Within	After 1 but	After
Dollars in thousands	1 Year	within 5 Years	5 Years
Commercial	$96,960	$145,709	$64,216
Commercial real estate - owner occupied
Professional & medical	1,888	18,814	86,449
Retail	8,908	8,658	108,885
Other	8,205	10,542	99,511
Commercial real estate - non-owner occupied
Hotels & motels	2,806	27,809	90,887
Mini-storage	170	1,267	59,113
Multifamily	19,406	10,708	145,874
Retail	7,599	19,869	107,937
Other	18,942	54,440	118,738
Construction and development
Land & land development	33,200	38,682	35,460
Construction	5,697	37,643	47,760
Residential 1-4 family real estate
Personal residence	3,826	12,087	289,180
Rental - small loan	11,755	11,667	97,004
Rental - large loan	7,097	8,740	58,348
Home equity	364	4,404	76,820
Mortgage warehouse lines	251,810	—	—
Consumer	3,941	23,435	6,530
Other
Credit cards	1,855	—	—
Overdrafts	538	—	—
	$484,967	$434,474	$1,492,712
Loans due after one year with:
Variable rates		$941,137
Fixed rates		986,049
		$1,927,186

COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At December 31, 2020, we had 42 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $79.3 million.

Past Due Loans and Non-Accrual Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the contractual aging of the amortized cost basis of past due loans by class.

	At December 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$60	$—	$318	$378	$306,507	$—
Commercial real estate - owner occupied
Professional & medical	220	—	457	677	106,474	—
Retail	54	—	2,259	2,313	124,138	—
Other	—	—	150	150	118,108	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,502	—
Mini-storage	—	—	—	—	60,550	—
Multifamily	—	—	—	—	175,988	—
Retail	—	—	657	657	134,748	—
Other	—	—	315	315	191,805	—
Construction and development
Land & land development	47	—	70	117	107,225	—
Construction	—	—	—	—	91,100	—
Residential 1-4 family real estate
Personal residence	3,750	1,071	1,656	6,477	298,616	—
Rental - small loan	1,129	487	719	2,335	118,091	—
Rental - large loan	769	—	—	769	73,416	—
Home equity	758	—	197	955	80,633	—
Mortgage warehouse lines	—	—	—	—	251,810	—
Consumer	190	44	72	306	33,600	—
Other
Credit cards	5	—	2	7	1,848	2
Overdrafts	—	—	—	—	538	—
Total	$6,982	$1,602	$6,872	$15,456	$2,396,697	$2

	At December 31, 2019
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$216	$—	$483	$699	$219,753	$—
Commercial real estate - owner occupied
Professional & medical	—	137	1,602	1,739	80,234	—
Retail	118	—	2,434	2,552	98,441	—
Other	—	—	—	—	93,253	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,665	—
Mini-storage	—	—	—	—	50,913	—
Multifamily	809	—	7	816	163,582	—
Retail	71	179	968	1,218	101,771	—
Other	—	—	387	387	181,855	—
Construction and development
Land & land development	208	28	188	424	83,688	—
Construction	—	—	138	138	37,385	—
Residential 1-4 family real estate
Personal residence	3,361	806	937	5,104	255,739	—
Rental - small loan	810	21	940	1,771	99,309	—
Rental - large loan	—	—	—	—	63,986	—
Home equity	760	—	223	983	75,585	—
Mortgage warehouse lines	—	—	—	—	126,237	—
Consumer	190	79	70	339	34,682	—
Other
Credit cards	19	6	42	67	1,386	42
Overdrafts	—	—	—	—	798	—
Total	$6,562	$1,256	$8,419	$16,237	$1,897,262	$42

The following tables present the nonaccrual loans included in the net balance of loans.

	December 31,		December 31,
	2020		2019
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$525	$—	$864	$76
Commercial real estate - owner occupied
Professional & medical	536	—	1,602	—
Retail	12,193	2,258	2,552	2,262
Other	384	—	43	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	57	—
Multifamily	—	—	38	31
Retail	809	657	1,120	527
Other	315	—	388	40
Construction and development
Land & land development	70	—	188	—
Construction	165	—	138	—
Residential 1-4 family real estate
Personal residence	3,424	—	2,485	423
Rental - small loan	1,603	108	1,635	150
Rental - large loan	—	—	—	—
Home equity	236	—	284	—
Mortgage warehouse lines	—	—	—	—
Consumer	73	—	74	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$20,333	$3,023	$11,468	$3,509

Troubled Debt Restructurings. The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, payment deferrals, reductions in collateral and other actions intended to minimize potential losses.

At December 31, 2020, we had TDRs of $24.5 million, of which $20.5 million were current with respect to restructured contractual payments. At December 31, 2019, our TDRs totaled $25.7 million, of which $22.9 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the years ended December 31, 2020 and 2019. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	2020			2019
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate - owner occupied
Other	1	$361	$361	1	$325	$325
Commercial real estate - non-owner occupied
Multifamily	—	—	—	1	35	35
Retail	—	—	—	2	162	162
Other	—	—	—	1	126	126
Residential 1-4 family real estate
Personal residence	1	48	48	3	151	151
Rental - small loan	1	399	399	4	259	259
Consumer	—	—	—	1	16	16
Total	3	$808	$808	13	$1,074	$1,074

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2020		2019
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	1	$361	—	$—
Commercial real estate - non-owner occupied
Retail	—	—	1	52
Other	—	—	1	126
Residential 1-4 family real estate
Personal residence	1	48	2	122
Rental - small loan	1	399	1	52
Total	3	$808	5	$352

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$112,335	$46,323	$20,936	$16,723	$11,087	$12,336	$78,107	$—	$297,847
	Special Mention	9	38	1,956	77	201	909	407	—	3,597
	Substandard	1,039	177	215	29	40	56	3,885	—	5,441
Total Commercial		113,383	46,538	23,107	16,829	11,328	13,301	82,399	—	306,885

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	19,454	16,414	2,540	26,578	3,322	28,905	3,079	—	100,292
	Special Mention	1,171	—	—	—	—	5,152	—	—	6,323
	Substandard	79	321	—	—	136	—	—	—	536
Total Professional & Medical		20,704	16,735	2,540	26,578	3,458	34,057	3,079	—	107,151

Retail	Pass	28,351	28,547	5,238	10,288	6,041	31,087	2,199	—	111,751
	Special Mention	—	—	—	432	3	824	—	—	1,259
	Substandard	—	10,524	—	157	—	2,360	400	—	13,441
Total Retail		28,351	39,071	5,238	10,877	6,044	34,271	2,599	—	126,451

Other	Pass	28,712	13,722	17,699	9,845	13,119	32,486	1,496	—	117,079
	Special Mention	—	—	—	—	—	694	—	—	694
	Substandard	—	—	—	—	—	444	41	—	485
Total Other		28,712	13,722	17,699	9,845	13,119	33,624	1,537	—	118,258

Total Commercial Real Estate - Owner Occupied		77,767	69,528	25,477	47,300	22,621	101,952	7,215	—	351,860

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,428	23,821	18,894	9,880	7,389	14,252	3,160	—	80,824
	Special Mention	2,994	37,398	—	—	—	286	—	—	40,678
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		6,422	61,219	18,894	9,880	7,389	14,538	3,160	—	121,502

Mini-storage	Pass	10,159	19,022	15,046	3,986	6,228	4,780	170	—	59,391
	Special Mention	—	—	—	—	—	50	—	—	50
	Substandard	—	—	—	—	—	1,109	—	—	1,109

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Total Mini-storage		10,159	19,022	15,046	3,986	6,228	5,939	170	—	60,550

Multifamily	Pass	39,814	27,090	27,198	19,294	10,762	47,751	2,844	—	174,753
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	1,187	—	—	—	—	—	—	1,187
Total Multifamily		39,814	28,277	27,198	19,294	10,762	47,799	2,844	—	175,988

Retail	Pass	44,359	27,357	11,169	9,361	4,414	30,381	6,502	—	133,543
	Special Mention	—	—	—	—	446	540	—	—	986
	Substandard	—	—	—	152	—	724	—	—	876
Total Retail		44,359	27,357	11,169	9,513	4,860	31,645	6,502	—	135,405

Other	Pass	75,272	20,483	24,663	10,626	26,989	28,293	1,794	—	188,120
	Special Mention	—	—	—	—	—	142	—	—	142
	Substandard	—	—	—	—	—	—	—	—	—
	Doubtful	—	—	576	—	—	3,282	—	—	3,858
Total Other		75,272	20,483	25,239	10,626	26,989	31,717	1,794	—	192,120

Total Commercial Real Estate - Non-Owner Occupied		176,026	156,358	97,546	53,299	56,228	131,638	14,470	—	685,565

Construction and Development

Land & land development	Pass	27,084	25,468	10,943	4,149	6,370	21,882	9,320	—	105,216
	Special Mention	—	70	12	—	—	644	—	—	726
	Substandard	—	—	6	—	11	1,383	—	—	1,400
Total Land & land development		27,084	25,538	10,961	4,149	6,381	23,909	9,320	—	107,342

Construction	Pass	50,060	34,480	2,833	885	—	—	1,325	—	89,583
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	1,352	—	—	—	165	—	—	1,517
Total Construction		50,060	35,832	2,833	885	—	165	1,325	—	91,100

Total Construction and Development		77,144	61,370	13,794	5,034	6,381	24,074	10,645	—	198,442

Residential 1-4 Family Real Estate

Personal residence	Pass	51,120	31,415	27,052	23,069	23,759	126,293	—	—	282,708
	Special Mention	—	242	131	267	254	12,020	—	—	12,914
	Substandard	—	46	849	540	126	7,910	—	—	9,471
Total Personal Residence		51,120	31,703	28,032	23,876	24,139	146,223	—	—	305,093

Rental - small loan	Pass	18,762	20,113	14,512	10,705	10,941	34,643	4,047	—	113,723
	Special Mention	110	253	251	3	192	1,749	62	—	2,620
	Substandard	—	1,163	—	—	46	2,874	—	—	4,083
Total Rental - Small Loan		18,872	21,529	14,763	10,708	11,179	39,266	4,109	—	120,426

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Rental - large loan	Pass	16,926	5,484	9,456	5,323	9,133	20,515	2,188	—	69,025
	Special Mention	—	1,430	—	—	—	32	—	—	1,462
	Substandard	—	—	—	—	—	3,698	—	—	3,698
Total Rental - Large Loan		16,926	6,914	9,456	5,323	9,133	24,245	2,188	—	74,185

Home equity	Pass	429	565	347	502	89	2,174	74,974	—	79,080
	Special Mention	—	—	—	40	—	96	1,596	—	1,732
	Substandard	—	—	32	28	—	424	292	—	776
Total Home Equity		429	565	379	570	89	2,694	76,862	—	81,588

Total Residential 1-4 Family Real Estate		87,347	60,711	52,630	40,477	44,540	212,428	83,159	—	581,292

Mortgage warehouse lines	Pass	—	—	—	—	—	—	251,810	—	251,810
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	251,810	—	251,810

Consumer	Pass	12,785	9,257	4,239	1,609	1,237	1,516	822	—	31,465
	Special Mention	991	454	214	155	70	49	18	—	1,951
	Substandard	245	127	31	6	51	4	26	—	490
Total Consumer		14,021	9,838	4,484	1,770	1,358	1,569	866	—	33,906

Other

Credit cards	Pass	1,855	—	—	—	—	—	—	—	1,855
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,855	—	—	—	—	—	—	—	1,855

Overdrafts	Pass	538	—	—	—	—	—	—	—	538
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		538	—	—	—	—	—	—	—	538

Total Other		2,393	—	—	—	—	—	—	—	2,393

Total		$548,081	$404,343	$217,038	$164,709	$142,456	$484,962	$450,564	$—	$2,412,153

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

The following table presents the activity in the ACLL by portfolio segment during the twelve months of 2020:

	For the Year Ended December 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$85	$—	$(99)	$33	$2,304
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,290	1	(1,005)	—	954
Retail	820	(272)	2,311	152	—	162	3,173
Other	821	(137)	(104)	1	—	29	610
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,836	—	—	—	2,135
Mini-storage	485	(311)	48	115	—	—	337
Multifamily	1,534	8	(155)	122	—	38	1,547
Retail	964	279	(22)	101	(343)	2	981
Other	1,721	(1,394)	700	58	—	19	1,104
Construction and development
Land & land development	600	2,136	1,202	111	(7)	42	4,084
Construction	242	996	3,159	251	—	—	4,648
Residential 1-4 family real estate
Personal residence	1,275	1,282	980	182	(252)	92	3,559
Rental - small loan	532	1,453	657	96	(140)	138	2,736
Rental - large loan	49	2,884	58	16	—	—	3,007
Home equity	138	308	246	—	(24)	45	713
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	166	—	(239)	148	216
Other
Credit cards	—	12	35	—	(40)	10	17
Overdrafts	—	182	251	—	(460)	148	121
Total	$13,074	$6,926	$12,743	$1,206	$(2,609)	$906	$32,246

The following table presents, as of December 31, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	December 31, 2020
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,851	$302,034	$306,885	$8	$2,296	$2,304
Commercial real estate - owner occupied
Professional & medical	2,171	104,980	107,151	223	731	954
Retail	17,458	108,993	126,451	2,258	915	3,173
Other	—	118,258	118,258	—	610	610
Commercial real estate - non-owner occupied
Hotels & motels	—	121,502	121,502	—	2,135	2,135
Mini-storage	1,109	59,441	60,550	111	226	337
Multifamily	1,187	174,801	175,988	135	1,412	1,547
Retail	3,473	131,932	135,405	—	981	981
Other	5,857	186,263	192,120	129	975	1,104
Construction and development
Land & land development	1,891	105,451	107,342	623	3,461	4,084
Construction	1,352	89,748	91,100	135	4,513	4,648
Residential 1-4 family real estate
Personal residence	—	305,093	305,093	—	3,559	3,559
Rental - small loan	1,300	119,126	120,426	102	2,634	2,736
Rental - large loan	3,288	70,897	74,185	—	3,007	3,007
Home equity	523	81,065	81,588	—	713	713
Consumer	—	33,906	33,906	—	216	216
Other
Credit cards	—	1,855	1,855	—	17	17
Overdrafts	—	538	538	—	121	121
Mortgage warehouse lines	—	251,810	251,810	—	—	—
Total	$44,460	$2,367,693	$2,412,153	$3,724	$28,522	$32,246

1) Included in the loans collectively evaluated are $83.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	December 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,851	$4,851	$8
Commercial real estate - owner occupied
Professional & medical	2,171	—	2,171	223
Retail	17,458	—	17,458	2,258
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	1,109	—	1,109	111
Multifamily	1,187	—	1,187	135
Retail	3,473	—	3,473	—
Other	5,857	—	5,857	129
Construction and development
Land & land development	1,891	—	1,891	623
Construction	1,352	—	1,352	135
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,300	—	1,300	102
Rental - large loan	3,288	—	3,288	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,609	$4,851	$44,460	$3,724

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

Industry concentrations:  At December 31, 2020 and 2019, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2020	2019
Balance, beginning	$51,292	$43,899
Additions	17,641	37,947
Amounts collected	(13,992)	(30,203)
Other changes, net	151	(351)
Balance, ending	$55,092	$51,292

NOTE 8.  PROPERTY HELD FOR SALE

Property held for sale consists of premises held for sale and real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at estimated fair value less anticipated selling costs, establishing a new cost basis.  Foreclosed properties are recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for credit losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses resulting from the sale of property held for sale is recognized on the date of sale and is included in noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2020, 2019 and 2018.

Dollars in thousands	2020	2019	2018
Beginning balance	$19,276	$21,432	$21,470
Acquisitions	1,132	4,549	1,804
Acquisition of WinFirst	146	—	—
Capitalized improvements	1,352	512	1,304
Dispositions	(4,535)	(5,142)	(2,370)
Valuation adjustments	(1,783)	(2,075)	(776)
Balance at year end	$15,588	$19,276	$21,432

At December 31, 2020, our foreclosed properties of consumer residential real estate totaled $1.1 million.

NOTE 9.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2020, 2019, or 2018.

The major categories of premises and equipment and accumulated depreciation at December 31, 2020 and 2019 are summarized as follows:

Dollars in thousands	2020	2019
Land	$12,172	$10,645
Buildings and improvements	41,602	34,885
Furniture and equipment	28,768	25,616
	82,542	71,146
Less accumulated depreciation	(30,005)	(26,978)
Total premises and equipment, net	$52,537	$44,168

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 approximated $3.22 million, $2.61 million and $2.17 million, respectively.

NOTE 10. LEASE COMMITMENTS

We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $606,000 in 2020, $306,000 in 2019 and $351,000 in 2018. On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) and its related amendments requiring the recognition of certain operating leases on our balance sheet as lease right-of-use assets (reported as a component of other assets) and related lease liabilities (reported as a component of other liabilities).

The components of total lease expense in 2020 and 2019 were as follows:

Dollars in thousands	2020	2019
Amortization of lease right-of-use assets	$540	$130
Short-term lease expense	66	176
Total	$606	$306

Right-of-use lease assets totaled $5.5 million and $798,000 at December 31, 2020 and 2019, respectively, and are reported as a component of other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $5.6 million and $805,000 at December 31, 2020 and 2019, respectively, and are reported as a component of other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $358,000 during 2020 and $95,000 during 2019. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2020:

Future Lease Payments
Dollars in thousands
2021	$677
2022	639
2023	441
2024	391
2025	340
Thereafter	1,585
Total undiscounted operating lease liability	$4,073
Imputed interest	1,527
Total operating lease liability included in the accompanying balance sheet	$5,600
Weighted average lease term in years	12 years
Weghted average discount rate	1.57%

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing.

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during first quarter 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events included, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic. We determined that there were no indicators of impairment noted as of March 31, 2020.

The following table presents our goodwill activity by reporting unit for 2020.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2020	$12,658
Reclassifications to goodwill	144
Acquired goodwill, net	32,693
Balance, December 31, 2020	$45,495

In addition, at December 31, 2020 and December 31, 2019, we had $9.63 million and $10.36 million in unamortized identified intangible assets comprised of core deposit intangibles.

	Other Intangible Assets
Dollars in thousands	December 31, 2020	December 31, 2019
Identified intangible assets
Gross carrying amount	$15,650	$14,727
Less: accumulated amortization	6,022	4,363
Net carrying amount	$9,628	$10,364

Amortization relative to our identified intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2018	$1,471	$200
2019	1,634	67
2020	1,659	—
Expected:
2021	1,547	—
2022	1,409	—
2023	1,272	—
2024	1,134	—
2025	998	—
Thereafter	3,198	—

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2020 and 2019:

Dollars in thousands	2020	2019
Demand deposits, interest bearing	$934,185	$630,351
Savings deposits	621,168	418,096
Time deposits	599,480	604,237
Total	$2,154,833	$1,652,684

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $55.5 million and $150.6 million at December 31, 2020 and 2019, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2020 is as follows:

Dollars in thousands	Amount
2021	$421,771
2022	93,702
2023	46,084
2024	16,106
2025	13,055
Thereafter	8,762
Total	$599,480

Time certificates of deposit in denominations of $100,000 or more totaled $352.3 million and $387.8 million at December 31, 2020 and 2019, respectively. The following is a summary of the maturity distribution of all certificates of deposit in denominations of $100,000 or more as of December 31, 2020:

Dollars in thousands	Amount	Percent
Three months or less	$82,827	23.5%
Three through six months	72,428	20.6%
Six through twelve months	94,144	26.7%
Over twelve months	102,931	29.2%
Total	$352,330	100.00%

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $81.4 million and $198.1 million at December 31, 2020 and 2019.

At December 31, 2020 and 2019, our deposits of related parties including directors, executive officers and their related interests approximated $51.7 million and $31.2 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized by a blanket lien of $1.23 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $168.1 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2020, which is primarily secured by a pledge of $337.0 million of our consumer loans, construction loans and commercial and industrial loan portfolios. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2020, our subsidiary bank had additional borrowings availability of $721.4 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2020, we had $174.1 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day.  A summary of short-term borrowings is presented below.

	2020		2019
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased
Balance at December 31	$140,000	$146	$199,200	$145
Average balance outstanding for the period	130,241	170	193,992	458
Maximum balance outstanding at any month end during period	215,700	146	237,400	145
Weighted average interest rate for the period	0.67%	0.50%	2.48%	2.43%
Weighted average interest rate for balances
outstanding at December 31	0.35%	0.25%	1.83%	1.75%

Long-term borrowings:  Our long-term borrowings of $699,000 and $717,000 at December 31, 2020 and 2019, respectively, consisted of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) maturing in 2026. The average interest rate paid on long-term borrowings during 2020 and 2019 was 5.34%.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2020 and 2019.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2021	$20	$—	$—
2022	21	—	—
2023	22	—	—
2024	22	—	—
2025	24	—	—
Thereafter	590	30,000	19,589
Total	$699	$30,000	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Hedges: For transactions in which we are hedging changes in fair value of an asset, liability, or a firm commitment, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the hedged item’s fair value.

Cash Flow Hedges: For transactions in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument, which are reported in comprehensive income, are reclassified to    earnings in the periods in which earnings are impacted by the variability of cash flows of the hedged item.

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

•A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, was designated as a cash flow hedge of $20 million of forecasted variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.11% and receive a variable rate equal to three month LIBOR.

•A $30 million notional interest rate swap that expired October 18, 2020, was designated as a cash flow hedge of $30 million of variable rate Federal Home Loan Bank advances.  Under the terms of the swap we paid a fixed rate of 2.89% and received a variable rate equal to one month LIBOR.

In addition, we have entered into two interest rate caps as follows:

•A $100 million notional interest rate cap with an effective date of July 20, 2020 and expiring on April 18, 2030, was designated as a cash flow hedge of $100 million of forecasted fixed rate Federal Home Loan Bank advances. Under the terms of this cap we will hedge the variability of cash flows when three month LIBOR is above .75%.

•A $100 million notional interest rate cap with an effective date of December 29, 2020 and expiring on December 18, 2025, was designated as a cash flow hedge of $100 million of certain indexed interest bearing demand deposit accounts. Under the terms of this cap we will hedge the variability of cash flows when the indexed rate on the hedged

Fair Value Hedges

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

•Under the terms of a $11.3 million original notional interest rate swap expiring January 15, 2026, we will pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18 percent .

A summary of our derivative financial instruments as of December 31, 2020 and 2019 follows:

	December 31, 2020
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$80,000	$—	$1,457	$—

Interest rate caps hedging :
Short term borrowings	$100,000	$5,652	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,001	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$18,192	$—	$1,290	$—

	December 31, 2019
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$70,000	$—	$679	$—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$18,809	$—	$309	$—

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

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2017 through 2020, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense(benefit) for the years ended December 31, 2020, 2019 and 2018, are as follows:

Dollars in thousands	2020	2019	2018
Current
Federal	$10,189	$6,676	$6,400
State	1,440	938	973
	11,629	7,614	7,373
Deferred
Federal	(3,673)	88	(304)
State	(528)	15	(45)
	(4,201)	103	(349)
Total	$7,428	$7,717	$7,024

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$8,138	21	$8,313	21	$7,370	21
Increase (decrease) in taxes
resulting from:
Tax-exempt interest
and dividends, net	(788)	(2)	(728)	(2)	(1,011)	(3)
Non-deductible merger-related expenses	29	—	—	—	—	—
Low-income housing and rehabilitation tax credits	(248)	(1)	(177)	—	(286)	(1)
State income taxes, net
of Federal income tax benefit	720	2	753	2	734	2
Other, net	(423)	(1)	(444)	(1)	217	1
Applicable income taxes	$7,428	19	$7,717	20	$7,024	20

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

Dollars in thousands	2020	2019
Deferred tax assets
Allowance for credit losses	$8,553	$3,017
Depreciation	—	29
Foreclosed properties	2,703	2,659
Deferred compensation	4,384	3,296
Other deferred costs and accrued expenses	1,053	534
Net unrealized loss on derivative financial instruments	357	163
Total	17,050	9,698
Deferred tax liabilities
Depreciation	288	—
Accretion on tax-exempt securities	19	62
Net unrealized gain on debt securities available for sale	2,153	994
Other post-retirement benefits	—	15
Acquisition accounting adjustments and goodwill	2,241	2,099
Total	4,701	3,170
Net deferred tax assets	$12,349	$6,528

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2019.  Tax years 2018 through 2019 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $678,000, $616,000 and $622,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2020, 2019 and 2018 were $816,000, $721,000 and $646,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 514,457 shares of our common stock at December 31, 2020 and 527,705 shares of common stock at December 31, 2019, all of which were purchased at the prevailing market price. All but 43,704 unallocated shares at December 31, 2020 are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

	At December 31,
	2020	2019
Allocated shares	448,358	440,751
Shares committed to be released	22,395	20,855
Unallocated shares	43,704	66,099
Total ESOP shares	514,457	527,705

Market value of unallocated shares (in thousands)	$965	$1,791

Supplemental Executive Retirement Plan:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2020 and 2019 were $9.6 million and $6.7 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $787,000, $712,000 and $669,000 expense related to these SERPs for the years December 31, 2020, 2019 and 2018, respectively.

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

During 2019, we granted 28,306 SARs with a $9.74 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2019, we granted 109,819 SARs with a $8.41 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of SARs or stock options 2018 or 2020.

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

	2019 grant with 7 year expiration	2019 grant with 5 year expiration
Risk-free interest rate	2.51%	2.43%
Expected dividend yield	2.30%	2.30%
Expected common stock volatility	40.84%	35.71%
Expected life	7 years	5.5 years

A summary of SAR and option activity during 2018, 2019 and 2020 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	SARs/Options	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2017	250,291			$17.75
Granted	—			—
Exercised	(6,800)			17.79
Forfeited	(3,200)			25.50
Expired	(8,200)			25.54
Outstanding, December 31, 2018	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,613)			11.83
Forfeited	—			—
Expired	(7,900)			25.83
Outstanding, December 31, 2019	330,703			$20.44
Granted	—			—
Exercised	(1,400)			12.01
Forfeited	—			—
Expired	(100)			18.26
Outstanding, December 31, 2020	329,203	$1,118	6.34	$20.47

Exercisable Options/SARs:
December 31, 2020	177,875	$1,118	5.27	$17.07
December 31, 2019	104,889	1,203	5.74	$15.62
December 31, 2018	95,924	583	6.04	$14.82

The total intrinsic value of options and SARs exercised in 2020, 2019 and 2018 was $9,000, $442,000 and $24,000, respectively. The total fair value of options and SARs vested during 2020, 2019 and 2018 was $596,000, $396,000 and $396,000, respectively.

Grants of RSUs include time-based vesting conditions that generally vest ratable over a period of 3 to 5 years. During 2020, we granted 2,763 RSUs which will fully vest on the two years anniversary of the grant date and 10,995 RSUs which will vest ratably over 4 years. During 2019, we granted 2,892 RSUs which will vest ratably over 3 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2018	—	$—
Granted	2,892	25.93
Forfeited	—	—
Vested	—	—
Nonvested, December 31, 2019	2,892	25.93
Granted	13,758	19.63
Forfeited	—	—
Vested	(964)	25.93
Nonvested, December 31, 2020	15,686	$20.40

Total stock compensation expense for all share-based arrangements totaled $527,000, $590,000 and $391,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and the related income tax benefits recognized in 2020, 2019 and 2018 were $127,000, $142,000 and $94,000 respectively. We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. At December 31, 2020, our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.39 million and is expected to be recognized over the next 1.62 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2020	December 31, 2019
Commitments to extend credit:
Revolving home equity and credit card lines	$90,125	$69,200
Construction loans	135,841	119,456
Other loans	308,290	225,637
Standby letters of credit	15,124	12,078
Total	$549,380	$426,371

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 7.

The impact to the ACL on off-balance sheet credit exposures upon adoption of ASC 326 was $2.43 million, followed by a 2020 provision of $1.76 million resulting in a December 31, 2020 balance of $4.19 million.
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

NOTE 18.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2021, the Bank will have $57.0 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank may be required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was $1,992,000 at December 31, 2019 and zero at December 31, 2020.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2020, that our bank subsidiary met all capital adequacy requirements to which they were subject.

The most recent notifications from the banking regulatory agencies categorized Summit Community as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Summit Community must maintain minimum CET1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules to provide an option to phase-in over a period of three years the day-one regulatory capital effects of the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. We elected to this optional phase-in period upon adoption of the ASU effective January 1, 2020.
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of December 31, 2020 and December 31, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
CET1 (to risk weighted assets)
Summit	$233,768	9.3%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	176,286	7.0%	163,695	6.5%
Tier I Capital (to risk weighted assets)
Summit	252,768	10.0%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	214,062	8.5%	201,470	8.0%
Total Capital (to risk weighted assets)
Summit	305,309	12.1%	N/A	N/A	N/A	N/A
Summit Community	302,716	12.0%	264,877	10.5%	252,263	10.0%
Tier I Capital (to average assets)
Summit	252,768	8.6%	N/A	N/A	N/A	N/A
Summit Community	279,540	9.5%	117,701	4.0%	147,126	5.0%
As of December 31, 2019
CET1 (to risk weighted assets)
Summit	224,679	11.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	141,183	7.0%	131,099	6.5%
Tier I Capital (to risk weighted assets)
Summit	243,679	12.1%	N/A	N/A	N/A	N/A
Summit Community	244,045	12.1%	171,437	8.5%	161,352	8.0%
Total Capital (to risk weighted assets)
Summit	256,753	12.7%	N/A	N/A	N/A	N/A
Summit Community	257,119	12.7%	212,579	10.5%	202,456	10.0%
Tier I Capital (to average assets)
Summit	243,679	10.5%	N/A	N/A	N/A	N/A
Summit Community	244,045	10.6%	92,092	4.0%	115,116	5.0%

NOTE 19.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2020			2019			2018
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$31,326			$31,866			$28,072
Basic EPS	$31,326	12,935,430	$2.42	$31,866	12,516,474	$2.55	$28,072	12,364,468	$2.27
Effect of dilutive securities:
Stock options		4,320			4,935			7,071
SARs		34,785			53,737			53,034
RSUs		850			—			—
Diluted EPS	$31,326	12,975,385	$2.41	$31,866	12,575,146	$2.53	$28,072	12,424,573	$2.26

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive.  At December 31, 2020, our anti-dilutive options were 200 and our anti-dilutive SARs totaled 222,740. All outstanding stock options were dilutive and our anti-dilutive SARs totaled 222,740 at December 31, 2019. Our anti-dilutive stock options were 7,700 and anti-dilutive SARs totaled 87,615 were dilutive at December 31, 2018.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2020 and 2019.

		December 31, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification, net of tax	(59)	(88)	(614)	6,310	5,549
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(2,639)	(2,639)
Net current period other comprehensive income (loss)	(59)	(88)	(614)	3,671	2,910
Ending balance	$(199)	$(40)	$(1,132)	$6,816	$5,445

	December 31, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification, net of tax	(140)	(91)	(204)	5,459	5,024
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(1,473)	(1,473)
Net current period other comprehensive income (loss)	(140)	(91)	(204)	3,986	3,551
Ending balance	$(140)	48	$(518)	$3,145	$2,535

	December 31, 2018
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$398	$(1,564)	$2,898	$1,732
Other comprehensive income (loss) before reclassification, net of tax	—	(259)	1,250	(3,266)	(2,275)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(473)	(473)
Net current period other comprehensive income (loss)	—	(259)	1,250	(3,739)	(2,748)
Ending balance	$—	$139	$(314)	$(841)	$(1,016)

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018
Service fees on deposit accounts	$4,588	$5,094	$4,631
Bank card revenue	4,494	3,536	3,152
Trust and wealth management fees	2,495	2,564	2,653
Insurance commissions	202	1,911	4,320
Other	365	292	246
Net revenue from contracts with customers	12,144	13,397	15,002
Non-interest income within the scope of other ASC topics	7,939	5,806	2,420
Total noninterest income	$20,083	$19,203	$17,422

NOTE 22.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2020 and 2019 and the related statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2020	2019
Assets
Cash	$5,937	$2,185
Investment in subsidiaries	327,354	267,132
Other investments	7	77
Premises and equipment	97	146
Other assets	1,837	1,317
Total assets	$335,232	$270,857
Liabilities and Shareholders' Equity
Subordinated debentures	$29,364	$—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	4,699	3,504
Total liabilities	53,652	23,093

Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 12,985,708 shares 2020, 12,474,641 shares 2019; outstanding: 12,942,004 shares 2020, 12,408,542 shares 2019	94,964	80,084
Unallocated common stock held by Employee Stock Ownership Plan - 2020 - 43,704 shares, 2019 - 66,099 shares	(472)	(714)
Retained earnings	181,643	165,859
Accumulated other comprehensive income	5,445	2,535
Total shareholders' equity	281,580	247,764
Total liabilities and shareholders' equity	$335,232	$270,857

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018
Income
Dividends from subsidiaries	$10,000	$16,757	$10,600
Other dividends and interest income	33	54	28
Management and service fees from subsidiaries	1,856	1,542	1,555
Total income	11,889	18,353	12,183
Expense
Interest expense	1,109	949	899
Operating expenses	3,306	3,755	2,565
Total expenses	4,415	4,704	3,464
Income before income taxes and equity in
undistributed income of subsidiaries	7,474	13,649	8,719
Income tax (benefit)	(519)	(276)	(374)
Income before equity in undistributed income of subsidiaries	7,993	13,925	9,093
Equity in undistributed income of subsidiaries	23,333	17,941	18,979
Net income	$31,326	$31,866	$28,072

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,326	$31,866	$28,072
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,333)	(17,941)	(18,979)
Deferred tax benefit	(141)	(18)	(8)
Depreciation	57	50	41
Share-based compensation expense	211	274	181
Earnings on bank owned life insurance	1	—	7
(Increase) decrease in other assets	(285)	491	(375)
Increase in other liabilities	977	807	1,036
Net cash provided by operating activities	8,813	15,529	9,975
CASH FLOWS FROM INVESTING ACTIVITIES
Investment from subsidiaries	(25,000)	—	—
Purchases of premises and equipment	(9)	(123)	(86)
Proceeds from sale of premises and equipment	—	53	13
Net cash used in investing activities	(25,009)	(70)	(73)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(8,786)	(7,361)	(6,545)
Exercise of stock options	—	7	122
Proceeds from subordinated debt	30,000	—	—
Purchase and retirement of common stock	(1,444)	(10,405)	(1,689)
Proceeds from issuance of common stock, net of issuance costs	178	159	237
Net cash provided by ( used in) financing activities	19,948	(17,600)	(7,875)
Increase (decrease) in cash	3,752	(2,141)	2,027
Cash:
Beginning	2,185	4,326	2,299
Ending	$5,937	$2,185	$4,326
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,145	$961	$875

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2020, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2020 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 51.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 52.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Delinquent Section 16(a) Reports”, under the headings "NOMINEES WHOSE TERMS EXPIRE IN 2024", “DIRECTORS WHOSE TERMS EXPIRE IN 2023", “DIRECTORS WHOSE TERMS EXPIRE IN 2022” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2021 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2020 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	67,069	$20.47	104,651
Equity compensation plans not approved by stockholders	—	—	—
Total	67,069	$20.47	104,651

(1) The number of securities issuable upon exercise of currently outstanding options and SARs includes 5,200 options awarded under the 1998 Officer Stock Option Plan and the 2009 Officer Stock Option Plan, 46,183 shares issuable, based upon our December 31, 2019 closing stock price of $22.08, relative to 324,003 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan and 15,686 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(2) Under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 15, 2014, we may make equity awards up to 500,000 shares of common stock. During 2020, we issued 13,758 RSUs. During 2019, we issued 138,125 stock appreciation rights with an exercise price of $23.94 and 2,892 RSUs. During 2017, we issued 87,615 stock appreciation rights with an exercise price of $26.01. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the caption “Security Ownership of Directors and Officers” and under the headings "NOMINEES WHOSE TERMS EXPIRE IN 2024", “DIRECTORS WHOSE TERMS EXPIRE IN 2023”, “DIRECTORS WHOSE TERMS EXPIRE IN 2022”, “PRINCIPAL SHAREHOLDERS” and “EXECUTIVE OFFICERS” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firm” in our 2021 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		10-Q	3.i	5/10/2006
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/4/2011
(iv)	Amended and Restated By-laws of Summit Financial Group, Inc.		8-K	3.1	3/27/2020
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities		10-K	4.1	3/6/2020
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/12/2020
(xiii)	Twelfth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2021
(xiv)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	3/16/2009
(xv)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	3/16/2009
(xvi)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	3/16/2009
(xvii)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	3/1/2012

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xviii)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	3/16/2009
	(xix)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	3/1/2012
	(xx)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	3/1/2012
	(xxi)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
	(xxii)	1998 Officers Stock Option Plan		10-QSB	10	8/17/1998
	(xxiii)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	3/14/2006
	(xxiv)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	3/14/2006
	(xxv)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	3/16/2009
	(xxvi)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	3/16/2009
	(xxvii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	3/16/2009
	(xxviii)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxix)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxxii)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	5/10/2006
	(xxxiii)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	5/10/2006
	(xxxiv)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxv)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxvi)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxvii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xxxxiii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xxxxiv)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxxv)	Executive Officer Management Incentive Plan 2021		8-K	10.2	2/27/2021
(10.1)	Board Attendance and Compensation Policy, as amended		X
(21)	Subsidiaries of Registrant			10-K	21	3/16/2009
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive date file (XBRL)		X
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

By:	/s/ H. Charles Maddy, III	3/11/2021	By:	/s/ Julie R. Markwood	3/11/2021
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Senior Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/11/2021
	Robert S. Tissue	Date
Executive Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/11/2021
	Robert S. Tissue	Date
Attorney-in-fact